Form 10-Q
period 1996-03-31
PSB HOLDINGS INC /WI/
filed 1996-05-15
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


                       Commission file number:

                              PSB HOLDINGS, INC.
              (Exact name of registrant as specified in charter)


           WISCONSIN                          39-1804877
   (State of incorporation)     (I.R.S Employer Identification Number)


                           1905 WEST STEWART AVENUE
                            WAUSAU, WISCONSIN 54401
                    (Address of principal executive office)


       Registrant's telephone number, including area code: 715-842-2191


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No


 The number of common shares outstanding at March 31, 1996 was 902,425.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                   QUARTER ENDED MARCH 31, 1996


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1996 (unaudited) and
               March 31, 1995 (unaudited)                       1

               Condensed Consolidated Balance
               Sheets March 31, 1996 (unaudited)
               and December 31, 1995 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows Three Months
               Ended March 31, 1996 (unaudited)
               and March 31, 1995 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on form 8-K                 9

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)       Three Months Ended
                                                        March 31,
                                                  1996          1996
 Interest Income
   Interest and fees on loans                   $2,868        $2,514
   Interest on investment securities
      Taxable                                      544           524
      Tax-exempt                                   137           146
   Other interest income                            95            26
      Total interest income                      3,644         3,210

 Interest Expenses:
   Deposits                                      1,741         1,388
   Short-term borrowings                           178           147
      Total interest expense                     1,919         1,535

 Net interest income                             1,725         1,675

 Provisions for losses on loans                     45            75

 Net Interest Income After Provision
   for Loan Losses                               1,680         1,600

 Other income:
   Service fees                                    120           130
   Insurance commissions                            29             7
   Net security gains                              -0-             8
   Net gain on other real estate                   188            -0-
   Other operating income                           23             7
      Total other income                           360           152
 Other Expenses
   Salaries and related benefits                   525           467
   Net occupancy expense                           181           137
   FDIC insurance                                    1            77
   Computer operations                              45            48
   Other operating expense                         292           253
      Total other expenses                       1,044           982

 Income before income taxes                        996           770

   Provision for income taxes                      340           243
 Net income                                     $  656        $  527

 Income per share
        Basis:   Weighted Average of 902,425
                 shares in 1996
                 Weighted Average of 902,425
                 shares in 1995
 Net income per share                           $  .73        $  .58

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                              March 31,   December 31,
 ASSETS                                            1996*         1995*
 Cash and cash equivalents                       $  6,999      $ 10,868
 Federal Funds Sold                                   -0-         5,683
 Investment Securities -
   Held to Maturity
       (Market Value $11,541 & $10,429             11,475        10,333
           at 1996 & 1995 respectively)
   Available for sale (at fair market
       value, cost $38,161 & $34,273               38,168        34,643
           at 1996 & 1995 respectively)
 Total Loans                                      127,828       125,325
    Allowance for Loan Losses                      (1,844)       (1,781)
      Net Loans                                   125,984       123,544
 Bank premises and equipment                        3,490         3,445
 Other Assets                                       2,582         2,265

 TOTAL ASSETS                                    $188,698      $190,781

 LIABILITIES

 Noninterest-bearing Deposits                    $ 22,443      $ 26,560
 Interest-bearing Deposits                        134,110       133,885
      Total Deposits                              156,553       160,445

 Federal Funds purchased                            1,246            -0-
 Short-term borrowings                             11,758        11,099
 Other Liabilities                                  1,259         1,785
      Total liabilities                           170,816       173,329

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated
   value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                       1,805         1,805
 Additional paid-in capital                         5,927         5,927
 Retained earnings                                 10,144         9,488
 Net unrealized gain on securities available
    for sale, net of deferred income taxes              6           232
      Total stockholders' equity                   17,882        17,452

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $188,698      $190,781

 *The consolidated balance sheet at March 31, 1996 is unaudited.  The
 December 31, 1995 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             Three Months Ended
                                                                  March 31,
 ($ thousands - unaudited)                                   1996          1995
 Cash flows from operating activities:
   Net income                                             $   656       $   527
   Provision for depreciation, and
       net amortization                                        71            88
   Provisions for loan losses                                  45            75
   Changes in operating assets and liabilities:
     Gain on sale of other real estate                       (188)
     Other assets                                            (344)          (32)
     Other liabitities                                       (526)         (403)
 Net cash provided by (used in) operating activities         (286)          255

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                              145            85
     Available for sale securities                          6,097         4,243
   Payment for purchase of
     Held to maturity securities                           (1,291)         (368)
     Available for sale securities                         (9,851)       (3,190)
   Net change in loans                                     (2,485)       (2,776)
   Net (increase) decrease in
     federal funds sold                                     5,683        (1,562)
   Proceeds from sale of other real estate                    215            -0-
   Capital expenditures                                      (109)         (171)
 Net cash used in investing activities                     (1,596)       (3,739)

 Cash flows from financing activities:
   Net increase (decrease) in deposits                     (3,892)        8,314
   Net increase (decrease) in short-term borrowings           659          (300)
   Net increase (decrease) in federal funds purchased       1,246        (4,999)
   Proceeds from exercise of stock options                     -0-           -0-
   Dividends paid                                              -0-           -0-
 Net cash provided by (used in) financing activities       (1,987)        3,015

 Net decrease in cash and cash equivalents                 (3,869)         (469)
 Cash and cash equivalents at beginning of year            10,868         9,018
 Cash and cash equivalents at end of quarter              $ 6,999       $ 8,549

 Supplemental Cash Flow Information:
   Cash paid during the period for :  Interest              1,919         1,535
                                      Income taxes             35            17

                        PSB HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The accompanying financial statements in the opinion of management reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles.

 2. Earnings per share of common stock is based on the weighted average number of common shares outstanding.

 3. Refer to notes to the financial statements which appear in the 1995 annual report for the company's accounting policies which are pertinent to these statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have decreased by $2.08 million from December 31, 1995 to March 31, 1996. This is a decrease of 1.09%. This is a normal occurrence because December 31 cash and cash equivalents typically consist of volatile monies resulting from year end activities.

 LOANS
 Total loans have increased by $2.50 million from December 31, 1995 to March 31, 1996. This is an increase of 2.00%.

 CASH AND INVESTMENTS
 As stated, cash was significantly lower on March 31, 1996 compared to December 31, 1995. Investments, on the other hand increased by $4.67 million or 10.37%.

 DEPOSITS
 Deposits decreased $3.89 million from December 31, 1995 to March 31, 1996 or 2.42%.

 SHORT TERM BORROWINGS
 The fed funds position changed from funds sold on December 31, 1995 of $5.68 million to funds purchased of $1.25 million on March 31, 1996. Most of the funds sold decrease was rechanneled into investment securities. Repurchase agreements increased $659,000.

 EQUITY
 Equity grew by $430,000 or 2.46% due to the following: Net income for the first three months of $656,000 and a reduction in the "Net Unrealized gain on securities available for Sale" of $226,000. The reduction in the unrealized gain is a result of the market prices of the investment portfolio dropping as of March 31, 1996.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first quarter of 1996 is $50,000 or 2.99% greater than it was for the same period in 1995.

 NON-INTEREST INCOME
 Non-interest income increased by $208,000 from the period ending March 31, 1996 compared to the period ending March 31, 1995. This increase is attributable to the sale of Other Real Estate in January of 1996. Total proceeds were $215,000 with a net gain of $188,000.

 NON-INTEREST EXPENSE
 Non-interest expenses increased 6.31% or $62,000 for the period ending March 31, 1996 when compared to the period ending March 31, 1995. Impacting the increase is a significant drop in FDIC premiums. Our institution is now assessed only the minimum quarterly amount of $500. Net Occupancy Expense increased $44,000 mainly from our newest branch office which began operation in October of 1995.

 NET INCOME
 Net income for three months of 1996 is 24.47% higher than the same period in 1995 and earnings per share increased from $.58 to $.73, or 25.86%.

                       KEY OPERATING RATIOS
                 (unaudited) Ended March 31, 1996

                                                      THREE MONTH PERIOD
                                                      1996          1995
 Return on assets (net income divided
 by average assets) (1)                               1.17%         1.13%

 Return on Average Equity (net income
 divided by average equity) (1)                      12.19%        12.15%

 Average Equity to Average Assets                     9.23%         9.11%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1)                                     2.98%         3.22%

 Net Interest Margin (net interest income as a
 percentage of average interest earning assets (1)    3.83%         4.13%

 Non-interest Expense to average assets (1)           2.17%         2.34%

 Allowance for loan losses to total loan
 at end of period                                     1.44%         1.42%

 (1) Annualized

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:



     (a)  Exhibits required by Item 601 of Regulation S-K.

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



 May 10, 1995                       TODD R. TOPPEN
                                    Todd R. Toppen
                                    Secretary and Controller

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                              EXHIBIT INDEX
            PURSUANT TO <section>232.102(D), REGULATION S-T


EXHIBIT (27)   Financial Data Schedule