Form 10-Q
period 1996-06-30
PSB HOLDINGS INC /WI/
filed 1996-08-14
CIK 948368

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1996

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


         For the transition period from __________ to __________


                       Commission file number:  0-26480

                              PSB HOLDINGS, INC.
              (Exact name of registrant as specified in charter)


            WISCONSIN                     39-1804877
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


 The number of common shares outstanding at June 30, 1996 was 902,425.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                    QUARTER ENDED JUNE 30, 1996


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Six Months Ended and Three
               Months Ended June 30, 1996 (unaudited)
               and June 30, 1995 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets June 30, 1996 (unaudited)
               and December 31, 1995 (derived from
               audited financial statements)                   2

               Condensed Consolidated Statements
               of Cash Flows Six Months and Three
               Months Ended Ended June 30, 1996
               (unaudited) and June 30, 1995 (unaudited)       3

               Notes to Condensed Consolidated
               Financial Statements                            4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                       5

 PART II. OTHER INFORMATION

     Item 4.   Submission of Matters to Vote of
               Securities Holders                               9
     Item 6.   Exhibits and Reports on form 8-K                10

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data-unaudited)     Six Months Ended       Three Months Ended
                                                   June 30,                 June 30,
                                             1996           1995      1996          1995
 Interest Income
   Interest and fees on loans               $5,734         $5,165    $2,866        $2,651
   Interest on investment securities
      Taxable                                1,135          1,075       591           551
      Tax-exempt                               276            288       139           142
   Other interest income                       123             48        28            22
      Total interest income                  7,268          6,576     3,624         3,366

 Interest Expenses:
   Deposits                                  3,479          3,003     1,738         1,615
   Short-term borrowings                       352            304       174           157
      Total interest expense                 3,831          3,307     1,912         1,772

 Net interest income                         3,437          3,269     1,712         1,594

 Provisions for losses on loans                 90            150        45            75

 Net Interest Income                         3,347          3,119     1,667         1,519

 Other income:
   Service fees                                241            232       121           102
   Insurance commissions                        43             54        14            47
   Net gains on other real estate              188            -0-       -0-           -0-
   Net gains on securities sales               -0-             26       -0-            18
   Other operating income                       52             43        29            36
      Total other income                       524            355       164           203

 Other Expenses
   Salaries and related benefits             1,146          1,037       621           570
   Net occupancy expense                       346            269       165           132
   FDIC insurance                                1            154       -0-            77
   Computer operations                         169             95       124            47
   Other operating expense                     485            479       193           226
      Total other expenses                   2,147          2,034     1,103         1,052

 Income before income taxes                  1,724          1,440       728           670

   Provision for income taxes                  573            459       233           216
 Net income                                 $1,151         $  981    $  495        $  454

 Income per share
   Basis:   Weighted Average of 902,425
            shares in 1996
            Weighted Average of 902,425
            shares in 1995
 Net income per share                       $ 1.28         $ 1.09    $  .55        $  .51

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                              June 30,    December 31,
 ASSETS                                            1996*         1995*
 Cash and cash equivalents                       $ 11,390      $ 10,868
 Federal Funds Sold                                 2,506         5,683
 Investment Securities -
   Held to Maturity
       (Market Value $11,102,404 at 1996
        $10,428,735 at 1995, respectively)         11,146        10,333
   Available for sale (at $36,543,943 at 1996
     and $34,273,321 at 1995, respectively)        36,051        34,643
 Total Loans                                      129,605       125,325
    Allowance for Loan Losses                      (1,889)       (1,781)
      Net Loans                                   127,716       123,544
 Bank premises and equipment                        3,918         3,445
 Other Assets                                       2,786         2,265

 TOTAL ASSETS                                    $195,513      $190,781

 LIABILITIES

 Noninterest-bearing Deposits                    $ 23,202      $ 26,560
 Interest-bearing Deposits                        140,905       133,885
      Total Deposits                              164,107       160,445

 Federal Funds purchased                              -0-           -0-
 Short-term borrowings                             12,265        11,099
 Other Liabilities                                  1,411         1,785
      Total liabilities                           177,783       173,329

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a stated
   value of $2.00 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                       1,805         1,805
 Additional Paid in Capital                         7,159         5,927
 Retained Earnings                                  9,074         9,488
 Net unrealized gains (loss) on securities
    available for sale                               (308)          232
      Total stockholders' equity                   17,730        17,452

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $195,513      $190,781

 *The consolidated balance sheet at June 30, 1996 is unaudited. The December 31, 1995 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  Six Months Ended     Three Months Ended
                                                      June 30,               June 30,
 ($ thousands - unaudited)                         1996       1995      1996        1995
 Cash flows from operating activities:
   Net income                                    $ 1,151   $   981    $   495     $   454
   Provision for depreciation, and
     net amortization                                182       138        111          50
   Provisions for loan losses                         90       150         45          75
   Gain on sale of other real estate                (188)      -0-
   Changes in operating assets and liabilities:
     Other assets                                   (548)      333       (204)        365
     Other liabilities                              (378)     (281)       148         122
 Net cash provided by operating activities           309     1,321        595       1,066

  Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                     971       753        826         668
     Available for sale securities                10,077     7,247      3,980       3,004
   Payment for purchase of:
     Held to maturity securities                  (1,791)   (1,482)      (500)     (1,114)
     Available for sale securities               (12,033)   (5,511)    (2,182)     (2,321)
   Net change in loans                            (4,263)   (7,296)    (1,778)     (4,520)
   Net (increase) decrease in
     federal funds sold                            3,177    (1,248)    (2,506)        314
   Proceeds from sale of other real estate           215        23        -0-          23
   Capital expenditures                             (640)     (339)      (531)       (168)
 Net cash used in investing activities            (4,287)   (7,853)    (2,691)     (4,114)

 Cash flows from financing activities:
   Net increase (decrease) in deposits             3,663     8,926      7,555         612
   Net increase in short-term borrowings           1,165     2,320        506       2,620
   Net increase in federal funds purchased           -0-    (4,999)    (1,246)        -0-
   Proceeds from exercise of stock options           -0-       -0-        -0-         -0-
   Dividends paid                                   (328)     (361)      (328)       (361)
 Net cash used in financing activities             4,500     5,886      6,487       2,871

 Net increase in cash and cash equivalents           522      (646)     4,391        (177)
 Cash and cash equivalents at beginning of year   10,868     9,018      6,999       8,549
 Cash and cash equivalents at end of quarter     $11,390   $ 8,372    $11,390     $ 8,372

 Supplemental Cash Flow Information:
   Cash paid during the quarter for:  Interest     3,831     3,307      1,912       1,772
                                  Income taxes       505       494        470         477

                        PSB HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The accompanying financial statements in the opinion of management reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. In all material respects, the financial statements have been presented in accordance with generally accepted accounting principles.

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

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by over $4.7 million from December 31, 1995 to June 30, 1996. This is an increase of 2.5%. Loan growth is primarily responsible for this increase.

 LOANS
 Net loans have increased by $4.1 million from December 31, 1995 to June 30, 1996. This is an increase of 3.4%.

 CASH AND INVESTMENTS
 Investments & Fed Funds Sold have decreased slightly as a whole in the first six months of 1996. Fed Funds Sold as of year end have been reinvested in U.S. Government securities.

 DEPOSITS
 Deposit growth from December 31, 1995 to June 30, 1996 was $3.6 million. This is an increase of 2.3%. Deposit growth was used to fund loans.

 SHORT TERM BORROWINGS
 Short term borrowing increased as of June 30. A $1 million Certificate of Deposit which was borrowed in May will mature in early July.

 EQUITY
 Equity grew by $.28 million or 1.6% due to the following: An expected increase in Retained Earnings from 1996 Net Income of $1.15 million, less an increase in the "Unrealized loss on securities available for Sale" of $.54 million, and cash dividends declared. The increase in the unrealized loss is a result of the market prices of the investment portfolio experiencing some losses as of June 30, 1996.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first two quarters of 1996 is 7.3% higher than it was for the same period in 1995. This increase occurred despite the overall increase in deposit rates. Net interest income for the second quarter of 1996 is 9.7% higher than the same period in 1995.

 NON-INTEREST INCOME
 Non-interest income increased by 48% from the period ending June 30, 1996 compared to the period ending June 30, 1995. This increase is attributed to the net gain on sale of other Real Estate. Non-interest income for the second quarter of 1996 is 19.2% lower than the same period in 1995 as a result of lower insurance commissions.

 NON-INTEREST EXPENSE
 Non-interest expenses increased by 5.6% for the period ending June 30, 1996 when compared to the period ending June 30, 1995. The primary reasons for the change are an increase in overhead costs from adding a new branch office and the operating costs attributed to growth. Computer operations increased as a result of our conversion to an in-house processing system. These expenses were offset by a significant decrease in FDIC Insurance premiums. Non-interest expense for the second quarter of 1996 was 4.8% higher than the same period in 1995.

 NET INCOME
 Net income for the first half of 1996 is 17.3% higher than the first half of 1995 and earnings per share increased from $1.09 to $1.28, or 17.4% as well. Net income for the second quarter of 1996 was 9.0% higher than the same period of 1995 and Earnings per share was 7.8% higher in 1996 compared to 1995.

                       KEY OPERATING RATIOS
                  (unaudited) Ended June 30, 1996

                                       SIX MONTH PERIOD      THREE MONTH PERIOD
                                        1996      1995        1996       1995
 Return on assets (net income
 divided by average assets) (1)         1.20%     1.13%       1.03%     1.02%

 Return on Average Equity (net
 income divided by average
 equity) (1)                           13.33%    13.44%      11.05%    11.00%

 Average Equity to Average Assets       9.25%     9.21%       9.29%     9.31%

 Interest Rate Spread (difference
 between average yield on interest
 earning assets and average cost of
 interest bearing liabilities) (1)      2.96%     2.99%       2.91%     2.94%

 Net Interest Margin (net interest
 income as a percentage of average
 interest earning assets) (1)           3.84%     4.00%       3.84%     4.07%

 Non-interest Expense to average
 assets (1)                             2.32%     2.51%       2.29%     2.37%

 Allowance for loan losses to total
 loans at end of period                 1.46%     1.48%       1.46%     1.48%

 (1) Annualized

                    PART II - OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of the Company was held on April 16, 1996. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

            MATTER                                    SHARES

                                                                            Broker
                                     For    Withheld    Against   Abstain   Non-Vote

     Election of Directors

       (a)  Leonard C. Britten     621,539    1,060       N/A       N/A        0

       (b)  Gordon P. Connor       622,599        0       N/A       N/A        0

       (c)  Patrick L. Crooks      622,599        0       N/A       N/A        0

       (d)  William J. Fish        622,584       15       N/A       N/A        0

       (e)  George L. Geisler      611,466   11,133       N/A       N/A        0

       (f)  Gordon P. Gullickson   622,314      285       N/A       N/A        0

       (g)  Lawrence Hanz, Jr.     620,334    2,265       N/A       N/A        0

       (h)  Thomas R. Polzer       622,599        0       N/A       N/A        0

       (i)  Thomas A. Riiser       622,599        0       N/A       N/A        0

       (j)  Dr. Albert H. Stahmer  611,466   11,133       N/A       N/A        0

       (k)  Eugene Witter          622,599        0       N/A       N/A        0

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




                                    PSB HOLDINGS, INC.



 August 14, 1996                    TODD R. TOPPEN
                                    Todd R. Toppen
                                    Secretary and Controller

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                           EXHIBIT INDEX
              PURSUANT TO <section>232.102(D), REGULATION S-T



 EXHIBIT (27)  Financial Data Schedule