Form 10-Q
period 1996-09-30
PSB HOLDINGS INC /WI/
filed 1996-11-13
CIK 948368

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

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


 The number of common shares outstanding at September 30, 1996 was 895,425.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 1996


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Nine Months and Three Months
               Ended September 30, 1996 (unaudited)
               and September 30, 1995 (unaudited)            1

               Condensed Consolidated Balance
               Sheets September 30, 1996 (unaudited)
               and December 31, 1995 (derived from
               audited financial statements)                 2

               Condensed Consolidated Statements
               of Cash Flows Nine Months and Three
               Months Ended September 30, 1996
               (unaudited) and September 30, 1995
               (unaudited)                                   3

               Notes to Condensed Consolidated
               Financial Statements                          4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     5

 PART II. OTHER INFORMATION

     Item 1.   Exhibits and Reports on form 8-K              9

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)    Nine Months Ended      Three Months Ended
                                                 September 30,           September 30,
                                               1996       1995        1996        1995
 Interest income
   Interest and fees on loans                 $ 8,687    $ 7,937     $ 2,953     $ 2,772
   Interest on investment securities
      Taxable                                   1,730      1,607         595         532
      Tax-exempt                                  415        432         139         144
   Other interest income                          158         77          35          29
      Total interest income                    10,990     10,053       3,722       3,477

 Interest expenses:
   Deposits                                     5,271      4,669       1,792       1,666
   Short-term borrowings                          520        477         168         173
      Total interest expense                    5,791      5,146       1,960       1,839

 Net interest income before provision
       for losses on loans                      5,199      4,907       1,762       1,638

 Provisions for losses on loans                   135        165          45          15

 Net interest income                            5,064      4,742       1,717       1,623

 Other income:
   Service fees                                   378        352         137         120
   Insurance commissions                           43         61         -0-           7
   Net gains on other real estate                 203         26          15         -0-
   Net gains on securities sales                  -0-        -0-         -0-         -0-
   Other operating income                         121         64          69          21
      Total other income                          745        503         221         148
 Other expenses
   Salaries and related benefits                1,696      1,535         550         498
   Net occupancy expense                          520        399         174         130
   FDIC insurance                                   1        146         -0-          (8)
   Computer operations                            184        142          15          47
   Other operating expense                        800        685         315         206
      Total other expenses                      3,201      2,907       1,054         873

 Income before income taxes                     2,608      2,338         884         898

   Provision for income taxes                     840        751         267         292
 Net income                                   $ 1,768    $ 1,587     $   617     $   606

 Income per share
   Basis:  Weighted average of 902,375
           shares in 1996
           Weighted average of 902,425
           shares in 1995
 Net income per share                         $  1.96    $  1.76     $   .68     $   .67

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                            September 30,  December 31,
                                                   1996*         1995*
 ASSETS
 Cash and cash equivalents                      $  11,706      $  10,868
 Federal funds sold                                   -0-          5,683
 Investment securities -
   Held to maturity
       (Market value $11,784 & 10,429              11,784         10,333
           at 1996 & 1995 respectively)
   Available for sale (at fair market
       value, cost $38,296 & 34,273                37,937         34,643
           at 1996 & 1995 respectively)
 Total loans                                      134,645        125,325
    Allowance for loan losses                      (1,902)        (1,781)
      Net Loans                                   132,743        123,544
 Bank premises and equipment                        3,852          3,445
 Other assets                                       2,787          2,265

 TOTAL ASSETS                                   $ 200,809      $ 190,781

 LIABILITIES

 Noninterest-bearing deposits                   $  26,762      $  26,560
 Interest-bearing deposits                        143,150        133,885
      Total deposits                              169,912        160,445

 Federal funds purchased                            3,745            -0-
 Short-term borrowings                              7,579         11,099
 Other borrowed money                                 315            -0-
 Other liabilities                                  1,138          1,785
      Total liabilities                           182,689        173,329

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a stated
   value of $2.00 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                       1,805          1,805
 Additional paid in capital                         7,159          5,927
 Retained earnings                                  9,695          9,488
 Net unrealized gain (loss) on securities
    available for sale                               (224)           232
 Less:  Treasury stock - 7,000 shares
        at 9/30/96                                   (315)           -0-
      Total stockholders' equity                   18,120         17,452

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 200,809      $ 190,781

 *The consolidated balance sheet at September 30, 1996 is unaudited. The December 31, 1995 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                Nine Months Ended       Three Months Ended
                                                  September 30,            September 30,
 ($ thousands - unaudited)                       1996       1995        1996         1995
 Cash flows from operating activities:
   Net income                                 $ 1,768   $  1,587         617          606
   Provision for depreciation, and
       net amortization                           268        216          86           78
   Provisions for loan losses                     135        165          45           15
   Gain on sale of other real estate             (203)       -0-         (15)         -0-
   Changes in operating assets and
    liabilities:
     Other assets                                (575)       307         (27)         (26)
     Other liabilities                           (307)      (493)         71         (212)
 Net cash provided by operating activities      1,086      1,782         777          461
 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                1,146        953         175          200
     Available for sale securities             11,738      9,188       1,661        1,941
   Payment for purchase of:
     Held to maturity securities              ( 2,609)   ( 2,584)       (818)     ( 1,102)
     Available for sale secruities            (15,495)   ( 6,514)     (3,462)     ( 1,003)
   Net change in loans                        ( 9,334)   (10,132)     (5,071)     ( 2,836)
   Net decrease in
     federal funds sold                         5,683        -0-       2,506        1,248
   Proceeds from sale of other real estate        230         35          15           12
   Capital expenditures                          (656)      (954)        (16)        (615)
 Net cash used in investing activities        ( 9,297)   (10,008)     (5,010)     ( 2,155)

 Cash flows from financing activities:
   Net increase in deposits                     9,468     11,300       5,805        2,374
   Net increase (decrease) in short-term
     borrowings                               ( 3,521)     1,807      (4,686)     (   513)
   Net increase (decrease) federal funds
     purchased                                  3,745    ( 4,810)      3,745          189
   Proceeds from exercise of stock options        -0-        -0-         -0-          -0-
   Dividends paid                             (   328)   (   378)        -0-      (    17)
   Purchase of treasury stock                 (   315)       -0-      (  315)         -0-
 Net cash provided by financing activities      9,049      7,919       4,549        2,033

 Net increase (decrease) in cash and
   cash equivalents                               838    (   307)        316          339
 Cash and cash equivalents at beginning
   of period                                   10,868      9,018      11,390        8,372
 Cash and cash equivalents at end of
   period                                     $11,706   $  8,711    $ 11,706      $ 8,711

 Supplemental cash flow Information:
   Cash paid during the period for :
     Interest                                   5,791      5,146       1,960        1,839
     Income taxes                                 825        710         320          216

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

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by over $10,000 from December 31, 1995 to September 30, 1996. This is an increase of 5.3%. Loan growth is primarily responsible for the increase in assets.

 LOANS
 Net loans have increased by $9,200 from December 31, 1995 to September 30, 1996. This is an increase of 7.4%.

 CASH AND INVESTMENTS
 Investments & Fed Funds Sold have decreased $938 as a whole in the first nine months of 1996. Fed Funds Sold as of year end have been reinvested in U.S. Government securities.

 DEPOSITS
 Deposit growth from December 31, 1995 to September 30, 1996 was $9,500. This is an increase of 5.9%. Deposit growth was used to fund loan growth.

 SHORT TERM BORROWINGS
 Short term borrowings increased $225 as of September 30, 1996, an increase of 2.0%. Repurchase agreements decreased $3,500 or 31.7% but were replaced by Fed Funds Purchased of $3,745 at September 30, 1996. Funds totalling $315 were used to purchase Treasury Stock.

 EQUITY
 Equity grew by $668 or 3.8% due to 1996 Net Income of $1,768 less an increase in the "Unrealized loss on securities available for Sale" of $456, cash dividends declared, and the acquisition of $315 in Treasury Stock. The increase in the unrealized loss on securities available for sale is a result of the market prices of the investment portfolio experiencing some losses as of September 30, 1996.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first three quarters of 1996 is 6.8% higher than it was for the same period in 1995. This increase occurred despite the overall increase in deposit rates. Net interest income for the third quarter of 1996 is 5.8% higher than the same period in 1995.


 NON-INTEREST INCOME
 Non-interest income increased by 48.1% from the period ending September 30, 1996 compared to the period ending September 30, 1995. Part of this increase is attributed to the net gain on sale of Other Real Estate. Non-interest income has also increased for 1996 compared to 1995 with the implementation of our investment center and the commissions generated by it.

 NON-INTEREST EXPENSE
 Non-interest expenses increased 10.1% for the period ending September 30, 1996 when compared to the period ending September 30, 1995. The primary reasons for the change are an increase in overhead costs from adding a new branch office and the operating costs attributed to growth. Computer operation expense increased as a result of our conversion to an in-house processing system. These expenses were offset by a significant decrease in FDIC Insurance premiums.

 NET INCOME
 Net income for nine months of 1996 is 11.4% higher than the same period in 1995 and earnings per share increased from $1.76 to $1.96, or 11.4%. Net income for the third quarter of 1996 was 1.8% higher than the same period of 1995 and Earnings per share was 1.5% higher in 1996 compared to 1995.

                         KEY OPERATING RATIOS
               (unaudited) Ended September 30, 1996
                                             NINE MONTH PERIOD   THREE MONTH PERIOD
                                              1996      1995        1996     1995
 Return on assets (net income divided
 by average assets) (1)                       1.21%     1.20%       1.24%    1.34%
 Return on Average Equity (net income
 divided by average equity) (1)              13.18%    14.44%      13.72%   14.93%

 Average Equity to Average Assets             9.18%     9.25%       9.05%    8.98%

 Interest Rate Spread (difference
 between average yield on interest
 earning assets and average cost of
 interest bearing liabilities) (1)            2.95%     3.11%       2.98%    2.90%

 Net Interest Margin (net interest
 income as a percentage of average
 interest earning assets (1)                  3.73%     3.83%       3.75%    3.84%

 Non-interest Expense to average
 assets (1)                                   2.19%     2.19%       2.12%    1.93%

 Allowance for loan losses to total
 loan at end of period                        1.41%     1.46%       1.41%    1.46%

 (1) Annualized

                    PART II.  OTHER INFORMATION


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits required by Item 601 of Regulation S-K.

          EXHIBIT (3) - ARTICLES OF INCORPORATION AND         PAGE<dagger>
                        BYLAWS
          (a)  Restated Articles of Incorporation,
               as amended ...................................  9(1)

          (b)  Bylaws ....................................... 11(2)


          EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF
                        SECURITY HOLDERS

          (a)  Articles of Incorporation and
               Bylaws (see Exhibits 3(a) and (b))


          EXHIBIT (10) - MATERIAL CONTRACTS

          (a)  Bonus Plan of Directors of the Bank .......... 54(2)

          (b)  Bonus Plan of Officers and Employees of the
               Bank ......................................... 55(2)

          (c)  Non-Qualified Retirement Plan for Directors
               of the Bank .................................. 56(2)


          EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT ..... 57(2)


          EXHIBIT (27) - FINANCIAL DATA SCHEDULE

            <dagger>Page numbers set forth herein correspond to the
            page numbers using the sequential numbering system for documents filed on paper or the page numbers as filed via EDGAR in electronic format where such exhibit can be found in the following reports of the company (Commission File No. 0-26480) filed with the Securities and Exchange
            Commission:

                  (1)   Registrant's current report on Form 8-K dated
                        May 30, 1995.
                  (2) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995

     (b)  Reports on Form 8-K:

          None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PSB HOLDINGS, INC.



 November 12, 1996                TODD R. TOPPEN
                                  Todd R. Toppen
                                  Secretary and Controller

                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
              FOR THE PERIOD ENDED SEPTEMBER 30, 1996

           Pursuant to section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))


     EXHIBIT 27 - FINANCIAL DATA SCHEDULE



      <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part II, Item 6(a) of the Form 10-Q to which this Exhibit Index relates.