Form 10-K
period 1996-12-31
PSB HOLDINGS INC /WI/
filed 1997-03-25
CIK 948368

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       COMMISSION FILE NO. 0-26480


                           PSB HOLDINGS, INC.
              (Exact name of registrant as specified in charter)

      1905 W. STEWART AVENUE                         WISCONSIN
      WAUSAU, WI  54401                       (State of incorporation)
                                                    39-1804877
      (Address of principal executive office)     (I.R.S. Employer
                                               Identification Number)

       Registrant's telephone number, including area code: 715-842-2191

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                             (Title of each class)

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No ______
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 There is no established trading market for the common stock. As of March 15, 1997, 895,425 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PROXY STATEMENT DATED MARCH 25, 1997 (TO THE EXTENT NOTED HEREIN):  PART III

                         TABLE OF CONTENTS
                                                             PAGE

 PART I ......................................................  3

 Item 1.  Business ...........................................  3

 Item 2.  Properties .........................................  7

 Item 3.  Legal Proceedings ..................................  7

 Item 4.  Submission of Matters to a Vote of Security Holders.  8

 PART II .....................................................  8

 Item 5.  Market for Registrant's Common Equity and Related
          Security Holder Matters ............................  8

 Item 6.  Selected Financial Data ............................  9

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................. 10

 Item 8.  Financial Statements and Supplementary Data ........ 23

 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure................. 50

 PART III .................................................... 51

 Item 10. Directors and Executive Officers of Registrant ..... 51

 Item 11. Executive Compensation ............................. 51

 Item 12. Security Ownership of Certain Beneficial Owners
          and Management...................................... 51

 Item 13. Certain Relationships and Related Transactions ..... 51

 PART IV ..................................................... 52

 Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K................................. 52

                              PART I


 ITEM 1.  BUSINESS.

 FORMATION

     PSB Holdings, Inc., a Wisconsin corporation (the "Company"), is a one-bank holding company formed in 1995. On May 30, 1995, the Company acquired 100% of the common stock of Peoples State Bank, Wausau, Wisconsin (the "Bank") pursuant to the reorganization of the Bank as a subsidiary of a one-bank holding company.

     Prior to its acquisition by the Company, the Bank's common stock was registered under the provisions of section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and the Bank filed its annual and quarterly reports, proxy statements, and reports of beneficial ownership with the Federal Deposit Insurance Corporation ("FDIC") pursuant to section 12(i) of the Exchange Act. The Company assumed its status as a reporting company under the Exchange Act by filing Form 8-K as a successor to the Bank under Securities and Exchange Commission Rule 12g-3 on May 30, 1995.

 BUSINESS OF THE COMPANY

     The Company is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Board") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole business is the ownership and management of the Bank.

 BUSINESS OF THE BANK

     The Bank was organized as a state banking corporation under the laws of the state of Wisconsin in 1962. In addition to its main office in Wausau, the Bank operates branch offices in the city of Wausau, Rib Mountain Township and Marathon, Wisconsin. The Bank offers personal and commercial deposit services, including checking and savings accounts of various kinds, IRA and other deposit instruments, ATM service and night depository and safety deposit box services. The Bank also engages in consumer and commercial lending, including secured and unsecured term loans and real estate financing. New services are frequently added to the Bank's retail banking business. Since 1995, the Bank has operated a discount brokerage service at its Wausau branch location, and sells annuities, mutual funds and other investments to Bank customers and the general public. Trust services are also provided through affiliations with other independent financial institutions. The Bank maintains an investment subsidiary in Nevada to manage, hold and trade cash and securities.

 BANK MARKET AREA AND COMPETITION

     The Bank's primary trade area consists of the greater Wausau, Wisconsin area. The Bank's general trade area encompasses the area within a fifteen-mile radius of the city of Wausau and the area within a ten-mile radius of Marathon, Wisconsin. There is a mix of retail, manufacturing, agricultural and service businesses in the areas served by the Bank.

     Commercial and retail banking in the state of Wisconsin, and in the Wausau area in particular, is highly competitive with respect to price and services. "Price" includes interest rates paid on deposits, interest rates charged on borrowings and fees charged for fiduciary services, while "services" includes the types of loan, deposit and other products offered, convenience of banking locations and the quality of service rendered to customers. In addition to competition from other commercial banks, the Bank faces significant competition from savings and loan associations, credit unions and other financial institutions or financial service companies within its market area. Savings and loan association deposits constitute a substantial portion of all financial institution deposits within the state of Wisconsin and these associations compete aggressively with commercial banks in the important area of consumer lending and interest-bearing checking accounts.

     The Bank is subject to direct competition in its trade area from six commercial banks which offer a full line of competitive bank services, loan production offices of banks located outside of the region and numerous savings and loan associations and credit unions. Several of the financial institutions with which the Bank competes are subsidiaries of the three largest state-wide multi-bank holding companies and many of the other financial institutions are also significantly larger and have more resources than the Bank.

     In addition to competition, the business of the Bank will be affected by general economic conditions, including the level of interest rates and the monetary policies of the Board (see "Monetary Policy").

 EMPLOYEES

     The Company has no employees. Officers of the Company serve as full time employees of the Bank.

     As of December 31, 1996, the Bank had 81 employees, including 16 employed on a part-time basis. All officers, supervisors and full-time employees are salaried and all part-time employees are paid on an hourly basis. The Bank considers its relations with its employees to be excellent. None of the Bank's employees are covered by a collective bargaining agreement.


 REGULATION AND SUPERVISION

     The Company and the Bank are subject to regulation under both federal and state law. The information given below consists of summaries of certain, but not all statutory provisions which regulate the Company's business. These summaries are qualified in their entirety by reference to the statutory provisions.

     The Company is directly regulated by the Board pursuant to the BHCA and must file reports on a periodic basis. Among other limitations imposed by the BHCA, the Company must obtain prior approval from the Board before acquiring direct or indirect ownership or control of more than 5% of any bank or bank holding company. The BHCA also regulates the entry by the Company into a business other than banking.

     The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act, and the Bank is, therefore, subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"). As a Wisconsin chartered bank, the Bank and the Company are also subject to periodic examination and the regulations of the Division of Banking, Wisconsin Department of Financial Institutions (the "Division").

     State and federal banking authorities regulate the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), payment of dividends, establishment of branch offices, mergers and other acquisitions, management personnel, interlocking directors and other aspects of the operation of the Bank. The Bank is subject to civil fines, penalties or imposition of regulatory control for noncompliance with applicable banking regulations and policies. Other financial institutions with which the Bank competes, such as national banking associations, savings and loan associations or credit unions, are subject to regulations which are generally similar, but may be more or less restrictive in certain areas or permit activities or practices unavailable to the Bank.

     Banking laws and regulations have undergone periodic revisions which often have a direct effect on the Bank's operations and its competitive
 environment.   Certain provisions of the Financial Institutions Reform,
 Recovery, and Enforcement Act of 1989, for example, included a provision setting the Bank's FDIC deposit insurance premiums at a level which reflects certain risk factors, included immediate authority to acquire healthy capital-impaired thrift institutions and eliminated cross-marketing restrictions on bank holding companies which own thrift institutions. Some of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, contained substantial changes to the regulatory framework previously in effect and imposed new standards on many areas of bank operations, including additional deposit insurance premiums to recapitalize the bank insurance fund.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly expanded interstate banking opportunities in Wisconsin. Under a Wisconsin law enacted in 1995 in response to the Riegle-Neal Act, subject to certain exceptions for banks which have not been in existence and in continuous operations for at least five years, bank holding companies may acquire control of an existing or DE NOVO bank in Wisconsin upon application and approval by the Division. Under the Riegle-Neal Act, banks will also be permitted to operate interstate branches beginning on June 1, 1997. The effect of the new Wisconsin banking provisions will be to increase the level of banking competition for the Bank by broadening the impact of interstate banking within Wisconsin.

     The activities and operations of the Company and the Bank are subject to a number of other federal and state laws and regulations, including, among others, state usury and consumer credit laws, the Truth-In-Lending Act and Regulation Z, Truth in Savings Act and Regulation DD, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws.

 MONETARY POLICY

     The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has broad power to expand and contract the supply of money and credit and to regulate the rates which its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans and paid by banks with respect to deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.

 CHANGES IN FEDERAL REGULATORY SCHEME

     From time to time various formal or informal proposals, including new legislation, relating to, among other things, additional changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. Depending on the scope and timing of future regulatory changes, it is possible that there may be a significant impact in the future on the competitive circumstances which will affect the Company. At this time, the Company is unable to predict whether any such changes will be adopted or the effect of any such changes on its future business or operations.


 EXECUTIVE OFFICERS

     The executive officers of the Company as of March 18, 1997, their ages and principal occupations during the last five years are set forth below.

     Gordon C. Gullickson, 68   President of the Company and the Bank.

     Kenneth M. Selner, 50      Vice President & Secretary of the Company;
                                Executive Vice President of the Bank.

     Todd R. Toppen, 38         Treasurer of the Company; Vice President of
                                the Bank since 1994, Assistant Vice President
                                1988 to 1993.


 ITEM 2.  PROPERTIES.

     The Company shares office space with the Bank. The Bank operates a total of four office locations. The Bank owns each of the buildings in which it conducts operations and each building is occupied solely by the Bank. All buildings are designed for commercial banking operations and are suitable for current operations and anticipated future needs. Each facility contains teller and loan facilities and drive-up teller stations. The Bank's main office was constructed in 1962 and extensively renovated in 1992. Each other facility was constructed by the Bank since 1989.


 ITEM 3.  LEGAL PROCEEDINGS.

     As of the date of this report, the Company was not involved in any legal proceedings.

     In the ordinary course of its business, the Bank is engaged from time to time in legal actions as both a plaintiff and a defendant. In some cases, claims for significant compensatory or punitive damages, or unspecified damages, may be made against the Bank. As of the date of this report, the Bank was not a party to any legal or administrative proceedings which, in the opinion of Bank management, would have a material adverse effect on the financial condition of the Bank. As of the date of this report, no director, officer, affiliate of the Bank, or any associate of any such person, is an adverse party in any legal proceedings involving the Bank.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.



                              PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

 MARKET

     There is no active public market for the Company's common stock. Transactions in the Company's common stock are sporadic and limited and effected at prices determined by the buyer and seller. Management is not advised as to the terms of all such transactions.

 HOLDERS

     As of December 31, 1996 there were approximately 974 holders of record of the Company's common stock.

 DIVIDENDS

     Per share dividends declared by the Company, during 1996 and 1995 are as follows:
                            1996         1995
      Second Quarter        $.33         $.30
      Fourth Quarter        $.52         $.52

     The Company's source of funds for the payment of dividends is dividends paid by the Bank. The payment of dividends by the Bank is regulated by state and federal law. There are no contractual limits presently in effect which limit the Bank's ability to pay dividends to the Company or which limit the Company's ability to pay dividends to its shareholders.

 ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents consolidated financial data of the Company and its subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                               FINANCIAL SUMMARY
                                 AT PERIOD END
                  ($ in thousands, except per share amounts)

                            1991       1992       1993       1994       1995       1996
 Interest Income         $ 10,954   $ 11,136   $ 11,103   $ 11,555   $ 13,654   $ 14,824
 Net Interest Margin        4,686      5,703      6,347      6,619      6,599      7,055
 Net Income                 1,466      1,778      2,100      1,951      2,020      2,157
 Total Assets             132,619    146,320    158,108    171,470    190,781    204,158
 Mortgages                 54,075     59,653     70,194     75,953     84,221     93,450
 Total Capital Base        12,628     14,055     16,015     16,742     19,232     20,214
 Shareholders Equity       11,743     12,958     14,644     15,098     17,452     18,289
 Income from operations
   per share             $   1.67   $   2.01   $   2.28   $   2.17   $   2.24   $   2.39
 Cash dividends per
   share                      .65        .65        .75        .80        .82        .85
 Book value per share       13.39      14.76      16.32      16.73      19.34      20.42

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion relates to PSB Holdings, Inc. (the "Company") and its subsidiary, Peoples State Bank (the "Bank"). The Company was formed in 1995 and, unless noted, references to "the Company" mean the Company and the Bank on a consolidated basis. Years prior to 1995 refer to the Bank.

 LIQUIDITY

     Management has no knowledge of any trends, demands, commitments, events or uncertainties which could result in the Company's liquidity increasing or decreasing.

     The availability of adequate funds to meet loan commitments, deposit withdrawals, and maturing liabilities is a result of asset and liability management. The liquidity to meet these demands is provided by maturing assets, both short and long-term. Another contributing factor is the availability of funds from external sources, primarily short-term deposits.

     Liquidity posture provided by external sources of funds such as certificates of deposit of $100,000 or more, short-term borrowed funds, and other managed liabilities changes from time to time depending on the need to maintain short-term money market assets. It often is a matter of matching the cost of a short-term liability to the benefit of an available short-term earning asset.

 CAPITAL

     One of the primary objectives of management always has been to maintain a conservative capital position, one sufficient to endure economic and financial disturbances without greatly impairing financial strength. Management has always tried to maintain high quality assets to generate sufficient earnings to support not only asset growth, but also increasingly larger payments of dividends to shareholders.

 RESULTS OF OPERATIONS

     Net income for 1996 was $2,156,597 compared with $2,020,170 in 1995, and $1,950,689 in 1994. Net income increased 6.7% in 1996 from 1995 and increased 3.6% in 1995 from 1994. Earnings per share was $2.39 in 1996 compared to $2.24 in 1995, and $2.17 in 1994. The Bank's funding liabilities reprice quickly, while Bank assets reprice over a longer horizon. During unstable rates, something usually lags. Bank deposits are interest sensitive so rising rates tend to reduce balances making less money for loans and investments.

     Return on assets amounted to 1.10% in 1996, 1.13% in 1995, and 1.21% in 1994.

     Return on average common stockholders' equity amounted to 11.98% in 1996 compared to 12.15% in 1995, and 12.66% in 1994.

     Loans to deposits ratio was approximately 76% in 1996, 77% in 1995 and 79% in 1994.

 STATISTICAL INFORMATION

     The principal sources of income for the Bank are interest and fees on loans, interest on short-term investments and interest on securities.  The total operating income and the percentage of each to total operating income is shown below:
                                          YEAR ENDED DECEMBER 31,
                            1996       1995         1994        1993        1992
 Item of Income
 Interest and fees on
   loans and short-term
   borrowings              74.3%      75.2%        73.2%       73.3%       71.0%

 Interest on securities    18.2%      18.8%        21.0%       21.1%       23.9%

 Total operating
   income                $15,814    $14,336      $12,218     $11,762     $11,722
  (000's omitted)

     The Bank does not have any foreign deposits or operations.

 INTEREST INCOME & EXPENSE VOLUME & RATE CHANGE
                      1996 compared to 1995  1995 compared to 1994  1994 compared to 1993  1993 compared to 1992
                       increase (decrease)    increase (decrease)    increase (decrease)    increase (decrease)
                           due to (1)             due to (1)             due to (1)             due to (1)

 ($ in thousands)        VOLUME   RATE   NET  VOLUME  RATE   NET    VOLUME  RATE    NET    VOLUME    RATE   NET
 Interest earned on:
   Loans (2)             $  994   (30)   964  $1,244   608  1,852  $ 643   (305)   338    $1 ,299  (1,101)  198
   Taxable investment
     securities             227   (14)   213      72    47    119    261   (151)   110       (114)   (163) (277)
   Non-taxable investment
     securities (2)          31   (51)   (20)     29   (16)    13      4   ( 14)  ( 10)        89    (112)  (23)
   Other interest income   (  1)  ( 2)   ( 3)     74    51    125      4     11     15        (15)    ( 5)  (20)

 Total                    1,251   (97) 1,154   1,419   690  2,109    912   (459)   453      1,259  (1,381) (122)

 Interest paid on:
   Savings and
     demand deposits        101   (64)    37     (58)  213    155    157   ( 35)   122        231    (227)    4
   Time deposits            616    94    710     795   984  1,779    160   (174)  ( 14)       (56)   (692) (748)
   Short-term borrowings    (29)  ( 4)  ( 33)     55   130    185     44     28     72        159    ( 92)   67

 Total                      688    26    714     792 1,327  2,119    361   (181)   180        334  (1,011) (677)

 Net interest earnings    $ 563  (123)   440   $ 627  (637)   (10) $ 551  ( 278)   273      $ 925   ( 370)  555

 (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
 (2) The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

 SELECTED FINANCIAL DATA
                                           Year Ended December 31
 ($ IN THOUSANDS)               1996      1995      1994      1993      1992
 Income Statement Data:
 Interest Income              $14,824   $13,654   $11,555   $11,103   $11,136
 Interest Expense               7,769     7,055     4,936     4,757     5,433
 Net Income                     2,157     2,020     1,951     2,100     1,778
 Earnings Per Average Share
   of Common Stock               2.39      2.24      2.17      2.38      2.01
 Dividends Per Share on
   Common Stock                  0.85      0.82      0.80      0.75      0.65


 ($ IN THOUSANDS)

 Balance Sheet Data:
 Total Assets                $204,158  $190,781  $171,470  $158,108  $146,320
 Total Deposits               178,129   160,445   140,476   133,769   126,044
 Common Equity                  1,805     1,805     1,805     1,795     1,756
 Total Capitalization          18,289    17,452    15,098    14,644    12,958
 Book Value Per Share of
   Common Stock                 20.42     19.34     16.73     16.32     14.76

 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST RATES
 AND DIFFERENTIALS
                                             1996                      1995                       1994
                                  Average           Yield/  Average           Yield/   Average            Yield/
   ($ IN THOUSANDS)               BALANCE  INTEREST  RATE   BALANCE  INTEREST  RATE    BALANCE  INTEREST   RATE
 Assets
 Interest earning assets
   Loans (1)(2)(3)               $130,783  $11,766   9.00%  $119,657  $10,802   9.03%  $105,209  $ 8,950   8.51%
   Taxable investment
     securities                    38,239    2,376   6.21%    35,428    2,163   6.11%    34,045    2,029   5.96%
   Nontaxable investment
     securities(2)                 11,202      836   7.46%    10,698      856   8.00%    10,242      843   8.19%
   Federal funds sold               2,494      139   5.57%     2,515      142   5.65%       757       32   4.23%
   Total (2)                      182,718   15,117   8.27%   168,298   13,963   8.30%   150,253   11,854   7.89%

 Non-interesting earning
 assets
   Cash and due from banks          8,790                      7,958                      7,946
   Premises & equip. - net          3,742                      2,637                      2,040
   Other assets                     3,046                      2,212                      2,004
   Less: Allow. loan loss          (1,875)                    (1,751)                    (1,506)
   Total                          196,421                    179,354                    160,737


 Liabilities & Stockholders'
   Equity
 Interest Bearing liabilities
   Savings and
     demand deposits               47,179    1,620   3.43%    44,708    1,583   3.54%    46,594    1,428   3.06%
   Time deposits                   94,179    5,536   5.88%    83,518    4,826   5.78%    66,241    3,047   4.60%
   Short-term borrowings           10,169      613   6.03%    10,732      646   6.02%     9,597      461   4.80%
   Total                          151,527    7,769   5.13%   138,958    7,055   5.08%   122,432    4,936   4.03%
 Non-interest bearing
 liabilities
   Demand deposits                 24,729                     22,594                     21,950
   Other liabilities                2,169                      1,176                        951
   Stockholders' equity            17,996                     16,626                     15,404
   Total                          196,421                    179,354                    160,737

 Net interest income                         7,348                      6,908                      6,918
 Rate Spread                                         3.14%                      3.22%                      3.86%
 Net yield on interest
   earnings assets                                   4.02%                      4.13%                      4.60%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.
 (3) Loan fees are included in total interest income as follows: 1996-$80, 1995-$55, 1994-$77, 1993-$152, 1992-$262.

 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST RATES
 AND DIFFERENTIALS (Continued)
                                                1993                            1992
                                    Average              Yield/     Average               Yield/
   ($ IN THOUSANDS)                 BALANCE   INTEREST    RATE      BALANCE   INTEREST     RATE
 Assets
 Interest earning assets
   Loans (1)(2)(3)                 $ 97,705    $ 8,614    8.82%    $ 84,296    $ 8,416    9.99%
   Taxable investment
     securities                      29,706      1,916    6.45%      31,341      2,193    7.00%
   Nontaxable investment
     securities(2)                   10,299        853    8.28%       9,347        876    9.37%
   Federal funds sold                   615         17    2.76%       1,038         37    3.56%
   Total (2)                        138,325     11,400    8.24%     126,022     11,522    9.14%
 Non-interesting earning assets
   Cash and due from banks            7,885                           7,342
   Premises & equip. - net            2,011                           1,919
   Other assets                       1,799                           1,915
   Less: Allow. loan loss            (1,228)                         (1,018)
   Total                            148,792                         136,180

 Liabilities & Stockholders'
   Equity
 Interest Bearing liabilities
   Savings and
     demand deposits                 41,588      1,306    3.14%      35,326      1,302    3.68%
   Time deposits                     62,953      3,061    4.86%      63,885      3,809    5.96%
   Short-term borrowings              8,622        389    4.51%       5,769        322    5.58%
   Total                            113,163      4,756    4.20%     104,980      5,433    5.17%
 Non-interest bearing liabilities
   Demand deposits                   20,784                          17,620
   Other liabilities                    916                           1,028
   Stockholders' equity              13,929                          12,552
   Total                            148,792                         136,180

 Net interest income                             6,644                           6,089
 Rate Spread                                              4.04%                           3.97%
 Net yield on interest earnings
   assets                                                 4.82%                           4.83%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.
 (3) Loan fees are included in total interest income as follows: 1996-$80, 1995-$55, 1994-$77, 1993-$152, 1992-$262.

 SUMMARY OF LOAN LOSSES EXPERIENCE

     The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.
                                                    YEAR ENDED DECEMBER 31
                                    1996        1995        1994         1993        1992
 Average balance of loans
   for period ($ in thousands)  $  130,783  $  119,657  $  105,027  $   97,705   $  84,296

 Allowance for loan losses at
   beginning of period          $1,780,893  $1,643,646  $1,370,621  $1,096,654   $ 885,259


 Loans charged off
   Commercial & Industrial          47,809      54,088      27,864      95,561      78,299
   Agricultural                          0           0           0           0      10,000
   Real Estate - Mortgage                0           0      10,711           0           0
   Installment & Other
     Consumer Loans                 25,133      15,174      10,100      11,151      21,035

   Total Charge Offs               (72,942)    (69,262)    (48,675)   (106,712)  (109,334)

 Recoveries on loans
   previously charged off
   Commercial & Industrial          33,236      22,168           0      22,583      11,000
   Agricultural                          0           0           0           0           0
   Real Estate - Mortgage                0           0      11,810           0           0
   Installment & Other
     Consumer Loans                  3,499       4,341       9,890       8,096       9,729

   Total Recoveries                 36,735      26,509      21,700      30,679      20,729

 Net loans charged off             (36,207)    (42,753)    (26,975)    (76,033)   (88,605)

 Additions charged to
   operations                      180,000     180,000     300,000     350,000     300,000

 Allowance for loan losses
   at end of period             $1,924,686  $1,780,893  $1,643,646  $1,370,621  $1,096,654

 Ratio of net charge offs
   during period to average
   loans outstanding                 0.03%       0.04%       0.03%       0.08%      0.11%

     The following table presents information concerning the aggregate amount of non-performing loans. Non-performing loans include loans accounted for on a non-accrual basis and loans contractually past due ninety days or more as to interest or principal payments, but not included in the non-accrual loans.
                                          DECEMBER 31,

                            1996     1995     1994     1993       1992
 ($ in thousands)
 Loans on a
   non-accrual basis        $247     $376     $646     $1,374     $681
 Loans contractually
   past due ninety days
   or more as to
   interest or principal
   payments                 $275     $  0     $  0     $    7     $ 91

     The gross interest income that would have been recognized on non-accrual loans in 1996 if the loans had been current in accordance with their original terms was approximately $23,000.

        The Bank's rollover policy is such that notes will be written with limited maturities if they are not in conjunction with amortized payments, or otherwise tied to a variable rate, to allow the bank to restructure the terms and interest rate of the notes to correspond with the Bank's cost of funds.

        It is the policy of the Bank to place a loan on non-accrual status when the loan's principal and accrued interest is not expected to be collected in full or when the loan becomes contractually past due ninety days or more as to principal or interest.

        The agricultural related loans comprised 1.3% of the Bank's total loan portfolio as of December 31, 1996. Management feels that the overall quality of the agricultural portfolio is good and that the amount allocated in the allowance for loan losses for this type of loan is adequate. The Bank has no foreign loans outstanding.

        As of December 31, 1996, there were no loan concentrations to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. By maintaining a diversity of types of borrowers, the Bank has attempted to prevent losses due to economic difficulties of certain industries.

        The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, discounted cash flows of expected payments on impaired loans, and current economic conditions that may affect the borrower's ability to pay.

        Management does not expect the level of charge-offs in any of the loan categories to vary significantly from previous years. The ratio of net charge-offs to average loans outstanding was .03% .04%, .03%, .08%, .11% from 1996 through 1992 respectively.

 MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

     The maturity distribution and interest rate sensitivity of all loans
 (excluding those loans in nonaccrual status) at December 31, 1996 are:
                                           MATURITY
                                           Over one
 ($ in thousands)             One year     year thru       Over
                              OR LESS      FIVE YEARS   FIVE YEARS
 Commercial, industrial,
   and financial             $ 23,647      $  4,569      $    256
 Agricultural                     572         1,248             0
 Real estate mortgage          45,524        46,407        1 ,331
 Installment & other
   consumer loans               6,958         6,963           289

 Total                       $ 76,701      $ 59,187      $  1,876

                                    INTEREST SENSITIVITY
       Amounts of loans due after
             one year with:                  Fixed       Variable
 ($ in thousands)                            RATE          RATE
 Commercial, industrial, and financial      $ 4,675       $   150
 Agriculture                                  1,248             0
 Real estate mortgage                        34,543        13,195
 Installment & other
   consumer loans                             6,644           608

 Total                                      $47,110       $13,953

 The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.
                                                 DECEMBER 31
                             1996       1995        1994         1993       1992
 ($ in thousands)
 Commercial, industrial
   and financial          $ 28,531    $ 27,291    $ 23,821    $ 24,432    $18,848
 Agricultural                1,820       2,356       2,899       2,566      1,310
 Real estate:
   Mortgage                 93,450      84,221      75,994      70,193     59,653
 Installment and other
   consumer loans           14,210      11,457       9,960       8,489      9,537

 Total                    $138,011    $125,325    $112,674    $105,680    $89,348

 INVESTMENT PORTFOLIO

     The carrying amounts of investment securities at the dates indicated
 are summarized as follows:
    ($ in thousands)                             DECEMBER 31
                                1996      1995      1994      1993      1992
 U.S. Treasury and
 other U.S. Government
 agencies and corporations    $39,224  $ 34,597  $ 35,573  $ 31,327  $ 32,194

 State and political
 subdivisions
   (domestic)                  11,714    10,333    10,981    10,259     9,794
 Other securities                 647        45        94       358       801

    Total                     $51,585  $ 44,975  $ 46,648  $ 41,944  $ 42,789

 RELATIVE MATURITIES & WEIGHTED AVERAGE INTEREST RATES

     The following table shows the relative maturities and weighted average interest rates on a tax equivalent basis of investment securities as of
 December 31, 1996.
                                             After one          After two         After five
                            Within          but within          but within        but within           Over
 ($ in thousands)          ONE YEAR          TWO YEARS          FIVE YEARS         TEN YEARS        TEN YEARS

                       AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT  YIELD   AMOUNT    YIELD
 U.S. Treasury         $1,762    6.41%    $1,963    5.04%    $ 1,022    6.87%   $   --      --   $   --       --

 U.S. Government
   agencies and
   corporations         4,544    6.80%     5,793    6.08%     20,656    6.37%    1,818   6.58%    1,667    6.83%

 State and political
   subdivisions
   (domestic)           2,061    7.64%     1,493    7.10%      4,550    7.11%    3,609   7.05%       --       --

 Other bonds, notes,
   and debentures         647    2.30%        --       --         --       --       --      --       --       --

 Total                 $9,014    6.90%    $9,249    6.02%    $26,228    6.52%   $5,427   6.89%   $1,667    6.83%

 DEPOSITS

     The average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1996, 1995, 1994, 1993, and
 1992 are:
                             1996           1995            1994             1993             1992

   ($ in thousands)    BALANCE  RATE  BALANCE   RATE  BALANCE   RATE   BALANCE   RATE  BALANCE    RATE
 Non-interest bearing
   demand deposits    $ 24,729        $ 22,594        $ 21,950         $ 20,784        $ 17,620

 Interest bearing
   demand and
   savings deposits     47,179  3.43%   44,708  3.54%   46,593  3.06%    41,588  3.14%   35,326   3.68%

 Time deposits          94,179  5.88%   83,518  5.78%   66,241  4.60%    62,953  4.86%   63,885   5.96%

 Total                $166,087        $150,820        $134,784         $125,325        $116,831


     The amount of time deposits in amounts of $100,000 or more and outstanding as of December 31, 1996 is approximately $19,384,000. Their maturity distribution is as follows:

     - three months or less                         $ 7,423,000
     - over three months and through twelve months  $10,865,000
     - over one year through five years             $   996,000
     - over five years                              $   100,000

     The Bank does not have any deposits in foreign banking offices.

     The ratio of net income to average total assets and shareholders' equity and certain other ratios are presented below for the years ended December 31,
 1996, 1995, 1994, 1993, and 1992.
                            1996      1995       1994        1993        1992
 Net income as a
 percentage of:
 Average total assets      1.10%     1.13%      1.21%       1.41%       1.31%
 Average shareholders'
   equity                 11.98%    12.15%     12.66%      15.08%      14.17%
 Dividend payout ratio
   (dividends declared
   divided by net income) 35.40%    36.63%     37.00%      31.78%      32.08%
 Average shareholders'
   equity to average       9.16%     9.27%      9.58%       9.36%       9.22%
   total assets

 SHORT-TERM BORROWINGS

 The comparison of short-term borrowings as of December 31, follows:
                             1996          1995         1994        1993        1992
 Federal funds purchased
   and securities sold
   under repurchase
   agreement              $5,766,631   $11,099,498  $14,210,657  $8,418,867  $5,978,661

 The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:
                               1996         1995         1994        1993        1992
 As of end of year:
   Weighted average rate       5.53%        6.18%        5.52%       4.64%       5.15%

 For the year:
   Maximum amount
     outstanding         $15,503,184  $13,410,236  $14,210,657  $8,377,335  $6,053,349
   Average amount
     outstanding         $10,168,909  $10,732,363  $ 9,594,480  $7,492,218  $5,480,885

   Weighted average
     rate                      6.03%        6.00%        4.80%       4.69%       5.68%

 SUMMARY QUARTERLY FINANCIAL INFORMATION

 The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.
                                              Three months ended

                             March 31    June 30   September 30   December 31
                               ($ in thousands, except per share data)
 1996
 Interest Income               $3,644     $3,624         $3,722        $3,834
 Interest expense               1,919      1,912          1,960         1,978
 Net interest income            1,725      1,712          1,762         1,856
 Provision for loan losses         45         45             45            45
 Net income applicable to
   common stock                   656        495            617           389
 Earnings per common share       0.73       0.55           0.68          0.43

 1995
 Interest Income               $3,210     $3,366         $3,477        $3,601
 Interest expense               1,535      1,772          1,839         1,909
 Net interest income            1,675      1,594          1,638         1,692
 Provision for loan losses         75         75             15            15
 Net income applicable to
   common stock                   528        453            606           433
 Earnings per common share       0.58       0.51           0.67          0.48

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        INDEPENDENT AUDITOR'S REPORT




 Board of Directors
 PSB Holdings, Inc.
 Wausau, Wisconsin


          We have audited the accompanying consolidated balance sheets of PSB HOLDINGS, INC. And Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB HOLDINGS, INC. And Subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principles.

          As described in Note 3 to the consolidated financial statements, in 1996 the Company changed its method of accounting for mortgage servicing rights and impairment of long-lived assets. In 1995, the Company changed its method of accounting for impaired loans. In 1994 the Company changed its method of accounting for investment securities and post retirement benefits other than pensions.




                                            WIPFLI ULLRICH BERTELSON LLP


 January 30, 1997
 Wausau, Wisconsin

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1996 and 1995
                                                                1996           1995
 ASSETS

 Cash and cash equivalents                                 $ 10,152,277   $ 10,868,428
 Federal funds sold                                                          5,683,000
 Investment securities:
   Held to maturity (fair values of $11,762,878
     and $10,428,735, respectively)                          11,713,698     10,333,193
   Available for sale (at fair value)                        39,871,099     34,642,576
 Total loans                                                138,011,133    125,324,694
 Less - Allowance for loan losses                             1,924,686      1,780,893

   Net loans                                                136,086,447    123,543,801
 Premises and equipment                                       3,701,187      3,444,725
 Other assets                                                 2,633,704      2,265,350

 TOTAL ASSETS                                              $204,158,412   $190,781,073


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                            $ 28,486,255   $ 26,559,435
   Interest-bearing deposits                                149,642,648    133,885,157

      Total deposits                                        178,128,903    160,444,592

 Short-term borrowings                                        5,766,631     11,099,498
 Other liabilities                                            1,973,954      1,785,419

      Total liabilities                                     185,869,488    173,329,509

 Stockholders' equity:
   Common stock - No-par value with a
     stated value of $2 per share:
       Authorized - 1,000,000 shares
       Issued       -    902,425 shares                       1,804,850      1,804,850
   Additional paid-in capital                                 7,158,505      5,926,505
   Retained earnings                                          9,649,112      9,487,936
   Net unrealized gain (loss) on
     securities available for sale                               (8,543)       232,273
   Treasury stock, at cost - 7,000 shares                      (315,000)

      Total stockholders' equity                             18,288,924     17,451,564

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 204,158,412   $190,781,073

            See accompanying notes to consolidated financial statements.

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 31, 1996, 1995 and 1994
                                                    1996           1995           1994
 Interest income:
   Interest and fees on loans                  $ 11,757,028   $ 10,783,294   $  8,937,418
   Interest on investment securities:
      Taxable                                     2,330,456      2,129,632      2,010,603
      Tax-exempt                                    552,324        564,702        556,435
   Other interest and dividend income               184,151        175,908         50,676

      Total interest income                      14,823,959     13,653,536     11,555,132

 Interest expense:
   Deposits                                       7,156,077      6,408,608      4,475,535
   Short-term borrowings                            612,585        646,238        460,851

      Total interest expense                      7,768,662      7,054,846      4,936,386

 Net interest income                              7,055,297      6,598,690      6,618,746
 Provision for loan losses                          180,000        180,000        300,000

 Net interest income after
   provision for loan losses                      6,875,297      6,418,690      6,318,746

 Other income:
   Service fees                                     518,271        468,219        502,593
   Investment security gains (losses)                               26,415         (1,596)
   Gain on sale of other real estate                202,398
   Other operating income                           269,486        188,055        161,542

      Total other income                            990,155        682,689        662,539

 Other expenses:
   Salaries and related benefits                  2,701,445      2,313,123      2,284,603
   Occupancy expenses                               708,288        526,912        474,017
   Federal deposit insurance premiums                 2,000        160,621        289,833
   Data processing                                  195,261        190,864        175,151
   Director expense                                 163,923        138,730        122,499
   Other operating expenses                         943,938        859,959        810,493

      Total other expenses                        4,714,855      4,190,209      4,156,596

 Income before income taxes                       3,150,597      2,911,170      2,824,689
 Provision for income taxes                         994,000        891,000        874,000

 Net income                                    $  2,156,597   $  2,020,170   $  1,950,689

 Earnings per share                            $       2.39   $       2.24   $       2.17

 Weighted average shares outstanding                900,641        902,425        900,341

            See accompanying notes to consolidated financial statements.

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1996, 1995 and 1994
                                                                               Unrealized Gain
                                                                                  (Loss) on
                                                    Additional                   Securities
                                       Common         Paid-In       Retained      Available      Treasury
                                        STOCK         CAPITAL       EARNINGS      FOR SALE        STOCK
 Balance, January 1, 1994           $ 1,794,710    $ 4,986,735    $ 7,863,006    $              $
 Adoption of SFAS No. 115                                                          369,752
 Net income                                                         1,950,689
 Employee stock options
   exercised                             10,140         55,770
 Transferred from retained
   earnings                                             81,000        (81,000)
 Cash dividend (at $.80
   per share)                                                        (721,940)
 Unrealized loss on securities
   available for sale - Net of tax                                              (1,210,543)


 Balance December 31, 1994            1,804,850      5,123,505      9,010,755     (840,791)
 Net income                                                         2,020,170
 Transferred from retained
   earnings                                            803,000       (803,000)
 Cash dividend (at $.82
   per share)                                                        (739,989)
 Unrealized gain on securities
   available for sale - Net of tax                                               1,073,064


 Balance, December 31, 1995           1,804,850      5,926,505      9,487,936      232,273
 Net income                                                         2,156,597
 Transferred from retained
   earnings                                          1,232,000     (1,232,000)
 Cash dividend (at $.85
   per share)                                                        (763,421)
 Purchase of treasury stock                                                                         (315,000)
 Unrealized loss on securities
   available for sale - Net of tax                                   (240,816)

 Balance, December 31, 1996         $ 1,804,850    $ 7,158,505    $ 9,649,112     $ (8,543)       $ (315,000)

            See accompanying notes to consolidated financial statements.

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1996, 1995 and 1994
                                                         1996        1995         1994
 Cash flows from operating activities:
   Net income                                       $ 2,156,597  $ 2,020,170  $ 1,950,689
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for depreciation and net
        amortization                                    448,472      315,897      371,830
      Benefit from deferred income taxes                (52,300)     (41,300)     (80,000)
      Provision for loan losses                         180,000      180,000      300,000
      Net (gain) loss on sale of other real estate     (202,398)                   36,364
      Changes in operating assets and liabilities:
         Other assets                                  (366,173)     (97,041)    (234,985)
         Other liabilities                              188,535      101,168      408,591

   Net cash provided by operating activities          2,352,733    2,478,894    2,752,489

   Cash flows from investing activities:
      Proceeds from sale and maturities of:
         Held to maturity securities                  2,565,079    2,130,000    1,301,222
         Available for sale securities               13,109,137   10,309,545    9,328,430
      Payment for purchase of:
         Held to maturity securities                 (3,963,240)  (1,492,188)  (2,298,863)
         Available for sale securities              (18,583,686)  (7,821,452) (15,393,672)
      Net increase in loans                         (12,507,646) (12,693,393)  (6,906,080)
      Decrease (increase) in federal funds sold       5,683,000   (5,683,000)
      Capital expenditures                             (659,051)  (1,494,890)    (455,139)
      Proceeds from sale of other real estate            14,500

   Net cash used in investing activities            (14,341,907) (16,745,378) (14,424,102)

   Cash flows from financing activities:
      Net increase in deposits                       17,684,311   19,968,223    6,707,470
      Proceeds from exercise of stock options                                      65,910
      Net increase (decrease) in short-term
        borrowings                                   (5,332,867)  (3,111,159)   5,791,790
      Dividends paid                                   (763,421)    (739,989)    (721,940)
      Purchase of treasury stock                       (315,000)

   Net cash provided by financing activities         11,273,023   16,117,075   11,843,230

 Net increase (decrease) in cash and cash
   equivalents                                         (716,151)   1,850,591      171,617
 Cash and cash equivalents at beginning              10,868,428    9,017,837    8,846,220

 Cash and cash equivalents at end                   $10,152,277  $10,868,428  $ 9,017,837

 Supplemental cash flow information:
   Cash paid during the year for:
      Interest                                      $ 7,738,779  $ 6,873,206  $ 4,786,513
      Income taxes                                      960,348      935,424      886,372
 Noncash investing and financing activities:
   Loans charged off                                     72,942       69,262       48,675
   Loans refinanced from other real estate             (215,000)                 (115,000)

            See accompanying notes to consolidated financial statements.

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPAL BUSINESS ACTIVITY

 The Company, through its subsidiary, operates a full service financial institution with a primary marketing area including, but not limited to, the greater Wausau, Wisconsin area and Marathon County. It provides a variety of banking products.

 PRINCIPLES OF CONSOLIDATION

 The accompanying consolidated financial statements include the accounts of PSB Holdings, Inc., parent company of Peoples State Bank and the bank's wholly-owned subsidiary, PSB Investments, Inc., after elimination of significant intercompany accounts and transactions. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to the general practices within the banking industry.

 CASH AND CASH EQUIVALENTS

 For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits in correspondent banks, and interest-bearing deposits in money market funds.

 INVESTMENT SECURITIES

 Investment securities are assigned an appropriate classification at the time of purchase in accordance with management's intent. Securities held to maturity represent those securities for which the Company has the positive intent and ability to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premium and accretion of discount calculated using the effective yield method. Unrealized gains and losses on securities held to maturity are not recognized in the financial statements.

 Trading securities include those securities bought and held principally for the purpose of selling them in the near future. The Company has no trading securities.

 Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as a separate component of stockholders' equity, net of income tax effects.

 Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

 INTEREST AND FEES ON LOANS

 Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. Fees received on loans are credited to income when received.

 ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based upon reviews of individual credits, recent loss experience, current economic conditions, composition of the loan portfolio, and other relevant factors. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

 PREMISES AND EQUIPMENT

 Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets varying from 5 to 40 years on buildings, 5 to 20 years on equipment, and 3 years on software.

 OTHER REAL ESTATE
 Other real estate is carried at the lower of cost or realizable fair market value at the date of transfer.

 INCOME TAXES

 Deferred income taxes have been provided under the liability method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

 ADVERTISING AND PROMOTIONAL COSTS

 Costs related to Company advertising and promotion are expensed when paid.

 USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 FUTURE ACCOUNTING CHANGES

 The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS No. 125 requires use of a financial-components approach to recognize financial assets and liabilities. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets and liabilities based on whether control over the asset and liability was maintained or surrendered. This statement is required to be adopted by the Company for transfers and servicing of financial assets and extinguishments of liabilities effective January 1, 1997. The adoption of SFAS No. 125 is not anticipated to have a significant impact on the Company's financial condition or results of operations once implemented.

 EARNINGS PER SHARE

 Earnings per share are based upon the weighted average number of shares outstanding, which includes the common stock equivalents applicable to shares issuable under the stock options granted.

 NOTE 2 - FORMATION OF THE HOLDING COMPANY

 During 1995, a bank holding company, PSB Holdings, Inc. (the Company) was formed to acquire the stock of Peoples State Bank (the bank). On May 24, 1995, the existing bank stockholders voted to exchange their shares of the bank for shares of the Company. The Peoples State Bank stockholders received 902,425 shares of the Company's common stock in exchange for all the outstanding shares of Peoples State Bank. This business combination has been accounted for as a pooling of interests and accordingly, the operations of Peoples State Bank are included for all years presented.

 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLES

 Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." There was no impact on net income as a result of the adoption of SFAS No. 121. The Company had no long-lived assets considered to be impaired at the time of adopting the standard.

 Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." Under this SFAS, the Company is required to record an asset for the value of retained servicing rights on mortgages sold. This asset is amortized to expense as serviced loan principal is paid. The adoption had no effect on the financial statements during the year of adoption.

 Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no impact on net income as a result of the adoption of SFAS No. 114 at January 1, 1995.

 Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this SFAS, the Company must classify its investment securities into one of three different classifications. Investments classified as available for sale must be carried at fair market value and the Company must reflect market value changes in its equity section. The impact of adoption of this statement at January 1, 1994 was to increase the value of securities reflected on the balance sheet by approximately $583,000, increase deferred tax liabilities by approximately $213,000, and increase stockholders' equity by approximately $370,000.

 Effective January 1, 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." The adoption had no effect on the financial statements.

 NOTE 4 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

 Cash and cash equivalents in the amount of $731,000 are restricted at December 31, 1996 to meet the reserve requirements of the Federal Reserve System.

 NOTE 5 - INVESTMENT SECURITIES

 The amortized cost and estimated fair values of investment securities are as follows:
                                                   Gross       Gross       Estimated
                                    Amortized    Unrealized  Unrealized      Fair
                                      COST         GAINS       LOSSES        VALUE
 DECEMBER 31, 1996

 Securities held to maturity:
  Obligations of states and
    political subdivisions        $ 11,713,698  $   88,365  $   39,185   $ 11,762,878

 Securities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                  $ 39,233,521  $  247,027  $  256,827   $ 39,223,721

  Other equity securities              647,378                                647,378

     Totals                       $ 39,880,899  $  247,027  $  256,827   $ 39,871,099


 DECEMBER 31, 1995

 Securities held to maturity:
  Obligations of states and
    political subdivisions        $ 10,333,193  $  118,919  $  (23,377)  $ 10,428,735

 Securities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                  $ 34,227,943  $  459,033  $  (89,778)  $ 34,597,198

  Other equity securities               45,378                                 45,378

     Totals                       $ 34,273,321  $  459,033  $  (89,778)  $ 34,642,576

 NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

 The amortized cost and estimated fair values of debt securities held to maturity and securities available for sale at December 31, 1996, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                     Estimated
                                                     Amortized          Fair
    SECURITIES HELD TO MATURITY                        COST            VALUE
 Due in one year or less                          $  2,060,743    $  2,074,276
 Due after one year through five years               6,177,357       6,219,202
 Due after five years through ten years              3,475,598       3,469,400

 Totals                                           $ 11,713,698    $ 11,762,878

   SECURITIES AVAILABLE FOR SALE

 Due in one year or less                          $  6,252,818    $  6,305,450
 Due after one year through five years              28,563,827      28,486,863
 Due after five years through ten years                999,379         999,379

 Totals                                             35,816,024      35,791,692

 Mortgage-backed securities                          3,417,497       3,432,029

 Totals                                           $ 39,233,521    $ 39,223,721

 Securities with an approximate carrying value of $9,353,917 and $16,229,069 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

 During 1996, no investment securities were sold. Proceeds from securities sales in 1995 were $4,543,438. Gross gains of $26,415 were realized on those sales. Proceeds from securities sales during 1994 were $1,248,672. Gross losses of $1,596 were realized on those sales.

 As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on asset size. This stock is recorded at cost which approximates fair value. Transfer of the stock is substantially restricted. Equity securities include $602,000 of FHLB stock at December 31, 1996.

 NOTE 6 - LOANS

 The composition of loans is as follows:
                                                   1996           1995
          Commercial                          $ 30,350,578   $ 29,647,312
          Real estate                           93,450,237     84,220,917
          Consumer                              14,210,318     11,456,465

          Total loans                         $138,011,133   $125,324,694

 The Company, in the ordinary course of business, grants loans to its executive officers and directors, including their families and firms in which they are principal owners.  Substantially all loans to executive officers and directors were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.  Activity in such loans is summarized below:
                                                  1996            1995
 Loans outstanding at beginning of year       $ 2,757,077     $ 1,880,372
 New loans                                        474,182       2,165,260
 Repayment                                       (636,712)     (1,288,555)

 Loans outstanding at end of year             $ 2,594,547     $ 2,757,077

 The allowance for loan losses should include specific allowances related to loans which have been judged to be impaired and which fall within the scope of SFAS No. 114. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 NOTE 6 - LOANS (CONTINUED)

 An analysis of impaired loans follows:
                                                        1996         1995
          AT DECEMBER 31,

          Nonaccrual                                $  42,769     $
          Accruing income                             269,537       545,590

          Total impaired loans                        312,306       545,590
          Less - Allowance for loan losses             20,000        53,623

          Net investment in impaired loans          $ 292,306     $ 491,967

          YEARS ENDED DECEMBER 31,

          Average recorded investment, net of
            allowance for loan losses               $ 304,400     $ 590,000

          Interest income recognized                $  23,001     $  63,481

 Since the Company evaluates the overall adequacy of the allowance for loan losses on an ongoing basis, the adoption of SFAS No. 114 during 1995 did not affect the amount of the allowance for loan losses or the existing income recognition and charge-off policies for nonperforming loans.

 The Company continues to maintain a general allowance for loan losses for loans outside of the scope of SFAS No. 114. The allowance for loan losses is maintained at a level which management believes is adequate for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

 An analysis of the allowance for loan losses for the three years ended
 December 31, follows:
                                               1996          1995          1994
 Balance January 1                       $  1,780,893   $ 1,643,646   $ 1,370,621
 Provision charged to operating expense       180,000       180,000       300,000
 Recoveries on loans                           36,735        26,509        21,700
 Loans charged off                            (72,942)      (69,262)      (48,675)

 Balance December 31                     $  1,924,686   $ 1,780,893   $ 1,643,646

 NOTE 7 - PREMISES AND EQUIPMENT

 An analysis of premises and equipment follows:
                                                        1996          1995
 Land                                              $   570,946   $   570,946
 Buildings and improvements                          2,949,856     2,937,458
 Furniture and equipment                             2,414,111     1,715,006
 Construction in progress                                             66,918

 Totals                                              5,934,913     5,290,328
 Accumulated depreciation and amortization          (2,233,726)   (1,845,603)

 Net book value                                    $ 3,701,187   $ 3,444,725

 Depreciation and amortization charged to operating expenses amounted to $402,589 in 1996, $253,596 in 1995, and $229,366 in 1994.

 NOTE 8 - OTHER REAL ESTATE

 Included in other assets is other real estate of $27,102 at December 31, 1995. Operating expenses for 1995 and 1994 included charges of $39,708 and $35,691, respectively for expenses related to other real estate. No other real estate was held at December 31, 1996.

 NOTE 9 - DEPOSITS

 The book values of deposits consisted of the following at December 31:
                                                 1996             1995
 Noninterest-bearing checking              $  28,486,255    $  26,559,435
 Interest-bearing checking                     8,523,796        7,228,998
 Savings                                      24,352,885       23,077,492
 Money market accounts                        14,832,676       16,628,362
 Time deposits                               101,933,291       86,950,305

 Total deposits                            $ 178,128,903    $ 160,444,592

 Certificate of deposit accounts with individual balances greater than $100,000 totaled $10,916,231 and $8,033,224 at December 31, 1996 and 1995,
 respectively.

 Deposits from Company directors, officers and related parties at December 31, 1996 and 1995 totaled $5,608,102 and $5,028,255, respectively.

 At December 31, 1996, time deposits have scheduled maturity dates as follows:
          1997                  $  89,747,046
          1998                      8,601,678
          1999                      3,169,940
          2000                        414,627

          Total                 $ 101,933,291

 NOTE 10 - SHORT-TERM BORROWINGS

 The composition of short-term borrowings at December 31, follows:
                                                       1996            1995
 Securities sold under repurchase agreements      $  3,569,631    $ 11,099,498
 Federal funds purchased                             2,197,000

 Total short-term borrowings                      $  5,766,631    $ 11,099,498

 The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:
                                          1996            1995           1994
 As of end of year:
   Weighted average rate                    5.53%           6.18%          5.52%
 For the year:
   Highest month-end balance        $  15,503,184   $  13,410,236   $ 14,210,657
   Daily average balance               10,101,160      10,732,363      9,594,480
   Weighted average rate                    6.03%           6.00%          4.80%

 NOTE 11 - RETIREMENT PLANS

 The Company sponsors a defined benefit pension plan which covers substantially all employees. The benefits are based on years of service and the employee's highest consecutive five-year average earnings. Contributions are intended to provide not only benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy is to annually contribute the maximum amount deductible for federal income tax purposes.

 The plan assets are invested primarily in U.S. Treasury and Agency issues, with approximately $375,000 and $100,000 invested in certificates of deposit of the Company's subsidiary at December 31, 1996 and 1995, respectively.

 Effective January 1, 1997, the Company terminated its defined benefit pension plan. Monthly benefits currently paid to retirees will not be affected by the plan's termination. The Company intends to request regulatory approval to distribute participants' vested defined benefit pension plan balances to participants or into the bank's 401(k) profit-sharing plan. Any shortfall in plan assets under the required distribution of vested benefits will be provided for by the Company.

 NOTE 11 - RETIREMENT PLANS (CONTINUED)

 Under the provisions of Statement of Financial Accounting Standards (SFAS) No.
 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit
 Pension Plans and for Termination Benefits," this transaction constitutes a curtailment, which resulted in the recognition of a gain to the Company as of
 December 31, 1996 determined as follows:
                                                               Effect of
                                                  Before      Curtailment      After
                                                CURTAILMENT   (GAIN) LOSS   CURTAILMENT
 Actuarial present value of benefit
  obligations:
   Vested benefit obligation                   $ (1,544,424)   $           $(1,544,424)
  Nonvested benefit obligation                      (50,786)                   (50,786)

  Accumulated benefit obligation                 (1,595,210)                (1,595,210)
  Effect of projected future compensation
   levels                                          (635,379)     635,379

  Projected benefit obligation                   (2,230,589)     635,379    (1,595,210)
  Plan assets at fair value                       1,643,439                  1,643,439

  Projected benefit obligation in excess of
   plan assets                                     (587,150)     635,379        48,229
  Unrecognized net loss                             696,176     (634,047)       62,129
  Unrecognized net transition asset                 (62,129)                   (62,129)

 Prepaid pension cost recognized in the
   consolidated balance sheets                   $   46,897     $  1,332   $    48,229

 NOTE 11 - RETIREMENT PLANS (CONTINUED)

 The following table sets forth the plan's funded status and the amounts reflected in the accompanying balance sheets at December 31:
                                                             1996            1995
 Actuarial present value of benefit obligations:
   Vested benefit obligation                           $  (1,544,424)   $ (1,339,794)
   Nonvested benefit obligation                              (50,786)        (18,811)

   Accumulated benefit obligation                         (1,595,210)     (1,358,605)
   Effect of projected future compensation levels                           (573,313)

   Projected benefit obligation                           (1,595,210)     (1,931,918)
   Plan assets at fair value                               1,643,439       1,477,034

   Plan assets in excess of (less than) projected
    benefit obligation                                        48,229        (454,884)
   Unrecognized net loss                                      62,129         582,342
   Unrecognized net transition asset                         (62,129)        (68,915)

 Prepaid pension cost recognized in the balance sheet  $      48,229    $     58,543

 Net pension cost for December 31 included the following components:
                                                        1996        1995        1994
 Service cost - Benefits earned during the period   $  108,080   $  93,390   $  73,026
 Interest cost on projected benefit obligation         141,725     131,350     110,826
 Actual return on plan assets                          (79,499)   (133,375)    (29,473)
 Net amortization and deferral                         ( 9,345)     47,661     (57,996)

 Net periodic pension cost                          $  160,961   $ 139,026   $  96,383

 The following assumptions were used in determining the projected benefit obligation:
                                                         1996     1995     1994
 Discount rate                                            7%       7%       7%
 Rates of increase in future compensation levels          0%       5%       5%
 Expected long-term rate of return on assets              7%       7%       7%

 The Company also maintains a 401(k) profit-sharing plan for its employees.
 The Company matches 50 percent of the employee's deferrals up to the first 4 percent of pay deferred. The expense of the plan for the years ended December 31, 1996, 1995, and 1994 was $30,442, $26,846, and $27,330, respectively.

 The Company also maintains an unfunded retirement plan for its directors. The plan pays directors who have at least 15 years of service at retirement 50 percent of the fees received during their final 5 years as a director. Currently six directors are eligible for benefits. The plan expense totaled $40,000 for the year ended December 31, 1996. There was no plan expense in 1995 or 1994. The liability in the financial statements for this plan at December 31, 1996 was $130,488.

 NOTE 12 - POST-RETIREMENT HEALTH CARE BENEFITS

 The Company maintains a post-retirement health care benefit plan which covers the officers of the Company. After retirement, the Company will pay between 25 percent and 50 percent of the health insurance premiums for Company officers. To qualify, an officer must have at least 15 years of service, be at the Company at retirement, and must be at least 62 years of age at retirement. The actual amount paid is based upon years of service.

 The following table sets forth the plan's funded status and the amounts reflected in the accompanying balance sheets at December 31:
                                                                1996         1995
 Accumulated post-retirement benefit obligation (APBO):
   Retirees                                                $  (47,212)   $ (47,397)
   Fully eligible actives                                     (31,299)     (27,658)
   Other actives                                             (113,264)    (100,089)

 Total APBO                                                $ (191,775)   $ (175,144)

 Funded status                                             $ (191,775)   $ (175,144)
 Unrecognized:
   Prior service cost                                          95,405       102,801
   Net gain                                                   (14,409)      (14,409)

 Accumulated post-retirement benefit cost                  $ (110,779)   $  (86,752)

 The accumulated post-retirement benefit cost is classified on the balance sheets in other liabilities.

 Net post-retirement health care cost for December 31 included the following components:
                                               1996       1995       1994
 Service cost                                $  7,235   $  5,889   $  8,481
 Interest cost                                 13,001     11,840     11,120
 Amortization of:
   Prior service cost                           7,396      7,396      7,396
   Net gain                                               (1,109)

   Net periodic benefit cost                 $ 27,632   $ 24,016   $ 26,997

 The following assumptions were used to determine the accumulated benefit obligation at December 31:
                                      1996    1995
 Discount rate                        7.5%    7.5%
 Health care cost trend rate          7.5%    3.0%

 The health care cost trend rate is anticipated to decrease to 5 percent in
 0.25 percent per year decrements over a ten-year period.

                                                         1996      1995      1994
 Impact of 1 percent increase in medical trend rate:
   On service cost and interest cost                   $   778   $   684   $   400
   On APBO, December 31                                  7,644     6,981     3,800

 NOTE 13 - INCOME TAXES
 The components of the income tax provision are as follows:

                                              1996        1995        1994
 Current income tax provision:
   Federal                                $  902,300  $  819,000  $  838,000
   State                                     144,000     113,300     116,000

 Total current                             1,046,300     932,300     954,000

 Deferred income tax benefit:
   Federal                                   (41,300)    (32,600)    (60,000)
   State                                     (11,000)     (8,700)    (20,000)

 Total deferred                              (52,300)    (41,300)    (80,000)

 Total provision for income taxes         $  994,000  $  891,000  $  874,000

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The major components of the net deferred tax assets are as follows:
                                                               1996        1995
 Deferred tax assets:
   Allowance for loan losses                            $  645,000    $  588,200
   Deferred compensation                                    59,100        44,700
   Post-retirement health care benefits                     47,400        41,000
   Unrealized loss on securities available for sale            663
   Other real estate                                                      55,000

 Gross deferred tax assets                                 752,163       728,900

 Deferred tax liabilities:
   Unrealized gain on securities available for sale
 (136,982)
   Premises and equipment                                 (115,600)      (86,900)
   Employee pension plan                                  ( 19,100)      (77,500)

 Gross deferred tax liabilities                           (134,700)     (301,382)

 Net deferred tax assets                                $  617,463    $  427,518

 NOTE 13 - INCOME TAXES (CONTINUED)

 A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December
 31, follows:
                                         1996               1995               1994
                                             Percent            Percent            Percent
                                               of                 of                 of
                                             Pretax             Pretax             Pretax
                                   AMOUNT    INCOME    AMOUNT   INCOME    AMOUNT   INCOME
 Tax expense at statutory rate  $ 1,071,200   34.0%  $ 989,800   34.0%  $ 960,400  34.0%
 Increase (decrease) in taxes
   resulting from:
   Tax-exempt interest             (169,200)  (5.4%)  (173,400)  (6.0%)  (174,500) (6.2%)
   State income tax                  88,000    2.8%     69,000    2.4%     76,600   2.7%
   Other                              4,000     .1%      5,600     .2%     11,500    .4%

 Provision for income taxes     $   994,000   31.5%  $ 891,000   30.6%  $ 874,000  30.9%

 NOTE 14 - STOCK OPTIONS

 On April 18, 1989, the Company's stockholders authorized 131,750 shares of stock to be set aside for issuance under a stock option plan. Options were granted to virtually all officers and employees totaling 36,250 shares. The options were required to be exercised prior to May 1, 1994. The option price was at the fair market value of the Company's stock as of the date the option was granted. As of December 31, 1994, all options have been exercised or expired.

 NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
 CREDIT RISK

 The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

 The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. These commitments at December 31 are as follows:

                                            1996            1995
 Commitments to extend credit           $ 14,162,116    $  8,676,670
 Letters of credit                         1,341,142       1,192,167
 Credit card commitments                   1,837,542       1,485,128

 Totals                                 $ 17,340,800    $ 11,353,965

 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

 Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. The average amount of these commitments that are collateralized is 80 percent.

 Credit card commitments are commitments on credit cards issued by the Company and serviced by Elan Financial Services. These commitments are unsecured.

 CONCENTRATION OF CREDIT RISK

 The Company grants residential mortgage, commercial and consumer loans predominantly in the greater Wausau area and Marathon County. There are no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.

 CONTINGENCIES

 In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

 INTEREST RATE RISK

 The Company originates and holds adjustable rate mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 1996, none of the approximately $1,010,300 of variable rate loans had reached the interest rate cap.

 NOTE 16 - CAPITAL REQUIREMENTS

 Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8 percent. Of the 8 percent required, half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3 percent Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4 percent to 5 percent.

 The subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

 Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, the bank meets all capital adequacy requirements to which it is subject.

 As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the institution's category.

 The Company's actual capital amounts and ratios as of December 31, 1996, are presented in the table.

                                                                               To Be Well
                                                                           Capitalized Under
                                                        For Capital        Prompt Corrective
                                    ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                               AMOUNT     RATIO       AMOUNT    RATIO      AMOUNT     RATIO
 Total capital (to risk
   weighted assets)        $ 19,878,000   15.7%   $ 10,118,000 greater  $ 12,647,000 greater
                                                               than or               than or
                                                               equal to              equal to
                                                                 8.0%                 10.0%
 Tier I capital (to risk
   weighted assets)        $ 18,297,000   14.5%   $  5,059,000 greater  $ 7,588,000  greater
                                                               than or               than or
                                                               equal to              equal to
                                                                 4.0%                  6.0%
 Tier I capital (to
   average assets)         $ 18,297,000   9.1%    $  8,061,000 greater  $ 10,076,000 greater
                                                               than or               than or
                                                               equal to              equal to
                                                                 4.0%                  5.0%

 The subsidiary bank is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 1996, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $7,713,000.

 NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

 Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 CASH AND SHORT-TERM INVESTMENTS

 The carrying amounts reported in the balance sheets for cash and cash equivalents and short-term investments approximate their fair values.

 INVESTMENT SECURITIES

 Fair values for investment securities are based on quoted market prices.

 LOANS

 For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. In addition, for impaired loans, marketability and appraisal values were considered in the fair value determination. The carrying amount of accrued interest approximates its fair value.

 DEPOSIT LIABILITIES

 The fair value of deposits with no stated maturity, such as demand deposits, NOW accounts, savings and money market accounts is equal to the amount payable on demand at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

 SHORT-TERM BORROWINGS

 The carrying amount of short-term borrowings approximate their fair values.

 The carrying amounts and fair values of the Company's financial instruments consisted of the following at December 31:
                                               1996                        1995
                                       Carrying     Estimated      Carrying     Estimated
                                        AMOUNT     FAIR VALUE       AMOUNT     FAIR VALUE
 Financial assets:
   Cash and short-term investments  $ 10,152,277  $ 10,152,277  $ 16,551,428  $ 16,551,428
   Investment securities              51,584,797    51,633,977    44,975,769    45,071,311
   Net loans                         136,086,447   136,038,108   123,543,801   124,315,314

 Financial liabilities:
   Deposits                          178,128,903   178,548,854   160,444,592   160,952,607
   Short-term borrowings               5,766,631     5,766,631    11,099,498    11,099,498

OFF-BALANCE SHEET INSTRUMENTS

 The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present credit worthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

 LIMITATIONS

 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

 NOTE 18 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

 The following condensed balance sheets as of December 31, 1996 and 1995, and condensed statements of income and cash flows for the year ended December 31, 1996 and the seven-month period ended December 31, 1995 (from date of parent company inception) for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                   BALANCE SHEETS
                             December 31, 1996 and 1995

                                                                   1996            1995
 ASSETS
 Cash and cash equivalents                                    $    529,371   $    486,285
 Investment in subsidiary                                       18,139,868     17,337,057
 Other assets                                                       98,516         99,033

 Total assets                                                 $ 18,767,755   $ 17,922,375


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued dividends payable                                    $    478,831   $    470,811
 Total stockholders' equity                                     18,288,924     17,451,564

 Total liabilities and stockholders' equity                   $ 18,767,755   $ 17,922,375

                                STATEMENTS OF INCOME
                          Year Ended December 31, 1996 and
                     Seven-Month Period Ended December 31, 1995
                                                                   1996            1995
 Equity in net income of bank                                 $  2,201,428   $  2,028,722
 Other expense                                                     (65,831)       (12,552)

 Income before credit for income taxes                           2,135,597      2,016,170
 Credit for income taxes                                           (21,000)        (4,000)

 Net income                                                   $  2,156,597   $  2,020,170

 NOTE 18 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 1996 and
                     Seven-Month Period Ended December 31, 1995
                                                               1996         1995
 Cash flows from operating activities:
   Net income                                            $  2,156,597   $ 2,020,170
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Equity in net income of bank                          (2,201,428)   (2,028,722)
     Net amortization                                          21,517        12,552
     Increase in other assets                                 (21,000)     (111,584)
     Increase in other liabilities                              8,020       470,811

   Net cash provided by (used in) operating activities        (36,293)      363,227

   Cash flows from investing activities - Dividends
     received from bank                                     1,157,800       863,047

   Cash flows from financing activities:
     Dividends paid                                          (763,421)     (739,989)
     Purchase of treasury stock                              (315,000)

   Net cash used in financing activities                   (1,078,421)     (739,989)

 Net increase in cash and cash equivalents                     43,086       486,285
 Cash and cash equivalents at beginning                       486,285

 Cash and cash equivalents at end                          $  529,371   $   486,285

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.


     Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors", pages 2 and 3, of the Company's proxy statement dated March 25, 1997 (the "1997 Proxy Statement"). Information relating to executive officers is found in Part I of this Form 10-K, page 7.


 ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to director compensation is incorporated into this Form 10-K by this reference to the 1997 Proxy Statement under the subcaption "Compensation of Directors", page 4. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to
 (1) the material set forth under the caption "Executive Officer Compensation" and ending with the material set forth under the subcaption "Pension Plan", pages 6 through 7, in the 1997 Proxy Statement and (2) the material set forth under the subcaption "Compensation Committee and Board Interlocks and Insider Participation", page 8, in the 1997 Proxy Statement.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock", pages 4 and 5, in the 1997 Proxy Statement.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to transactions with management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Certain Relationships and Related Transactions", pages 8 and 9, in the 1997 Proxy Statement.

                                PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) Financial statements and financial statement schedules filed as part of this report and required by Item 14(d) are set forth on page 23 herein.

 (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

 (c) Exhibits

     The following exhibits required by Item 601 of Regulation S-K are filed with the Securities and Exchange Commission as part of this report. Exhibits incorporated by reference are indicated by footnote reference to incorporated filing.

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                            PAGE OR
                                                          INCORPORATED
                                                         EXHIBIT <dagger>

     (a)  Restated Articles of Incorporation, as amended ......4(a)(1)

     (b)  Bylaws  ............................................ 4(b)(1)


     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF
                   SECURITY HOLDERS

     (a)  Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* .............  10(a)(2)

     (b)  Bonus Plan of Officers and Employees of the Bank*.  10(b)(2)

     (c)  Non-Qualified Retirement Plan for Directors of
          the Bank* ........................................  10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT .........  22(2)

     * Denotes Executive Compensation Plans and Arrangements.

          <dagger>Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number where such exhibit can be found in the following reports of the registrant (Commission File No. 0-26480) filed with the Securities and Exchange Commission:

          (1)  Registrant's current report on Form 8-K dated May 30, 1995
          (2) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995

     The above exhibits are available upon request in writing from the Secretary, PSB Holdings, Inc., 1905 W. Stewart Avenue, Wausau, WI 54401.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PSB Holdings, Inc.


     By:  GORDON P. GULLICKSON               March 25, 1997
          Gordon P. Gullickson, President

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March, 1997.

        SIGNATURE AND TITLE           SIGNATURE AND TITLE

 GORDON P. GULLICKSON              TODD R. TOPPEN
 Gordon P. Gullickson, President   Todd R. Toppen, Treasurer
 Chief Executive Officer and a     (Chief Financial and
 Director                          Principal Accounting Officer)

 DIRECTORS:


 PATRICK L. CROOKS                 LAWRENCE HANZ, JR.
 Patrick L. Crooks                 Lawrence Hanz, Jr.


 THOMAS R. POLZER                  THOMAS A. RIISER
 Thomas R. Polzer                  Thomas A. Riiser


 EUGENE WITTER
 Eugene Witter

                            EXHIBIT INDEX<dagger>
                                  TO
                               FORM 10-K
                                  OF
                          PSB HOLDINGS, INC.
                FOR THE PERIOD ENDED DECEMBER 31, 1996
             Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. <section>232.102(d))



 EXHIBIT 27 - FINANCIAL DATA SCHEDULE



     <dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-K to which this Exhibit Index relates.