Form 10-Q
period 1997-03-31
PSB HOLDINGS INC /WI/
filed 1997-05-14
CIK 948368

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1997

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


 The number of common shares outstanding at March 31, 1997 was 895,425.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                   QUARTER ENDED MARCH 31, 1997


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)                      1

               Condensed Consolidated Balance
               Sheets March 31, 1997 (unaudited)
               and December 31, 1996 (derived from
               audited financial statements)                   2

               Condensed Consolidated Statements
               of Cash Flows Three Months
               Ended March 31, 1997 (unaudited)
               and March 31, 1996 (unaudited)                  3

               Notes to Condensed Consolidated
               Financial Statements                            4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                       5

 PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                               7
     Item 2.   Changes in Securities                           7
     Item 3.   Defaults Upon Senior Securities                 7
     Item 4.   Submission of Matters to Vote of
               Securities Holders                              7
     Item 5.   Other Information                               9
     Item 6.   Exhibits and Reports on form 8-K                9

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data - unaudited)    Three Months Ended
                                                     March 31,
                                                1997          1996
 Interest Income
   Interest and fees on loans                 $2,994        $2,868
   Interest on investment securities
      Taxable                                    611           544
      Tax-exempt                                 142           137
   Other interest income                          10            95
      Total interest income                    3,757         3,644

 Interest Expenses:
   Deposits                                    1,901         1,741
   Short-term borrowings                          77           178
      Total interest expense                   1,978         1,919

 Net interest income                           1,779         1,725

 Provisions for losses on loans                   45            45

 Net Interest Income After Provision for
   Loan Losses                                 1,734         1,680

 Other income:
   Service fees                                  117           120
   Insurance commissions                          26            29
   Net security gains                              0             0
   Net gain on other real estate                   0           188
   Other operating income                         45            23
      Total other income                         188           360
 Other Expenses
   Salaries and related benefits                 590           525
   Net occupancy expense                         188           181
   FDIC insurance                                  5             1
   Computer operations                             8            45
   Other operating expense                       268           292
      Total other expenses                     1,059         1,044

 Income before income taxes                      863           996

   Provision for income taxes                    282           340
 Net income                                   $  581        $  656

 Income per share
    Basis:   Weighted Average of 895,425
             shares in 1997
             Weighted Average of 902,425
             shares in 1996
 Net income per share                         $  .65        $  .73

                        PSB HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
      ($ thousands)                              March 31,   December 31,
 ASSETS                                            1997*         1996*
 Cash and cash equivalents                      $  11,062      $  10,152
 Federal Funds Sold                                     0              0
 Investment Securities -
   Held to Maturity
       (Market Value $12,582 & $11,763             12,575         11,714
           at 1997 & 1996 respectively)
   Available for sale (at fair market
       value, cost $37,512 & $39,881               37,178         39,871
           at 1997 & 1996 respectively)
 Total Loans                                      138,154        138,011
    Allowance for Loan Losses                      (1,891)        (1,925)
      Net Loans                                   136,263        136,086
 Bank premises and equipment                        3,673          3,701
 Other Assets                                       2,779          2,634

 TOTAL ASSETS                                   $ 203,530      $ 204,158

 LIABILITIES

 Noninterest-bearing Deposits                   $  24,373      $  28,486
 Interest-bearing Deposits                        153,629        149,643
      Total Deposits                              178,002        178,129

 Federal Funds purchased                            1,599          2,197
 Short-term borrowings                              4,032          3,569
 Other Liabilities                                  1,235          1,974
      Total liabilities                           184,868        185,869

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated
                value of $2 per share
              - 1,000,000 shares authorized
              - 902,425 shares issued               1,805          1,805
 Additional paid-in capital                         7,159          7,159
 Retained earnings                                 10,231          9,649
 Net unrealized loss on securities available
    for sale, net of deferred income taxes           (218)            (9)
 Treasury stock, at cost - 7,000 shares              (315)          (315)
      Total stockholders' equity                   18,662         18,289

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 203,530      $ 204,158

 *The consolidated balance sheet at March 31, 1997 is unaudited. The December 31, 1996 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                      Three Months Ended
                                                           March 31,
 ($ thousands - unaudited)                            1997          1996
 Cash flows from operating activities:
   Net income                                      $   581       $   656
   Provision for depreciation, and
       net amortization                                113            71
   Provisions for loan losses                           45            45
   Changes in operating assets and liabilities:
     Gain on sale of other real estate                   0          (188)
     Other assets                                     (145)         (344)
     Other liabilities                                (739)         (526)
 Net cash used in operating activities                (145)         (286)

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                       200           145
     Available for sale securities                   2,977         6,097
   Payment for purchase of
     Held to maturity securities                    (1,066)       (1,291)
     Available for sale securities                    (495)       (9,851)
   Net change in loans                                (221)       (2,485)
   Net increase in
     federal funds sold                                  0         5,683
   Proceeds from sale of other real estate               0           215
   Capital expenditures                                (79)         (109)
 Net cash provided by (used in) investing
   activities                                        1,316        (1,596)

 Cash flows from financing activities:
   Net decrease in deposits                           (126)       (3,892)
   Net increase in short-term borrowings               463           659
   Net increase (decrease) in federal funds
     purchased                                        (598)        1,246
   Proceeds from exercise of stock options               0             0
   Dividends paid                                        0             0
 Net cash used in financing activities                (261)       (1,987)

 Net increase (decrease) in cash and cash
   equivalents                                         910        (3,869)
 Cash and cash equivalents at beginning of year     10,152        10,868
 Cash and cash equivalents at end of quarter       $11,062       $ 6,999

 Supplemental Cash Flow Information:
   Cash paid during the period for :  Interest       1,978         1,919
                                      Income taxes      46            35

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

 3. Refer to notes to the financial statements which appear in the 1996 annual report for the company's accounting policies which are pertinent to these statements.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have decreased by $628 from December 31, 1996 to March 31, 1997. This is a decrease of .31%. This is a normal occurrence since historically total assets do not increase over the prior year end until the 3rd quarter of the year.

 LOANS
 Net loans have increased by $177 from December 31, 1996 to March 31, 1997. This is an increase of .13%.

 CASH AND INVESTMENTS
 Cash remained fairly constant as of March 31, 1997 compared to December 31, 1996. Investments, on the other hand decreased by $1,832 or 3.55%. However, as of March 31 a pending security purchase of $1,500 is not reflected in the totals.

 DEPOSITS
 Deposits decreased slightly by $127 from December 31, 1996 to March 31,
 1997.

 SHORT TERM BORROWINGS
 Fed funds purchased decreased by $598 from December 31, 1996 to March 31, 1997. Repurchase agreements increased $463.

 EQUITY
 Equity grew by $373 or 2.04% due to the following: Net income for the first three months of $581 and an increase in the "Net unrealized loss on securities available for sale" of $208. The increase in the unrealized loss is a result of the market prices of the investment portfolio dropping as of March 31, 1997.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first quarter of 1997 is $54 or 3.13% greater than it was for the same period in 1996.

 NON-INTEREST INCOME
 Non-interest income decreased by $172 from the period ending March 31, 1997 compared to the period ending March 31, 1996. This decrease is attributable to the sale of Other Real Estate in January of 1996. Total proceeds were $215 with a net gain of $188.

 NON-INTEREST EXPENSE
 Non-interest expenses increased 1.44% or $15 for the period ending March 31, 1997 when compared to the period ending March 31, 1996.

 NET INCOME
 Net income for three months of 1997 is 11.43% lower than the same period in 1996 and earnings per share decreased from $.73 to $.65, or 10.96%.

                       KEY OPERATING RATIOS
                 (unaudited) Ended March 31, 1997
                                                     THREE MONTH PERIOD
                                                      1997        1996
 Return on assets (net income divided
 by average assets) (1)                               1.15%      1.17%

 Return on Average Equity (net income
 divided by average equity) (1)                      12.65%     12.19%

 Average Equity to Average Assets                     9.12%      9.23%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1)                                     3.01%      2.98%

 Net Interest Margin (net interest income as a
 percentage of average interest earning assets (1)    3.78%      3.83%

 Non-interest Expense to average assets (1)           2.10%      2.17%

 Allowance for loan losses to total loans
 at end of period                                     1.37%      1.44%

 (1) Annualized

                    PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 Not Applicable

 ITEM 2.  CHANGES IN SECURITIES

 Not Applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

 Not Applicable

 ITEM 5.  OTHER INFORMATION

 Not Applicable

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

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                       PAGE OR
                                                     INCORPORATED
                                                       EXHIBIT <dagger>

     (i)  Restated Articles of Incorporation, as amended. 4(a)(1)

     (ii) Bylaws  ....................................... 4(b)(1)


     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     (a)  Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* ......... 10(a)(2)

     (b)  Bonus Plan of Officers and Employees of the
          Bank* ........................................ 10(b)(2)

     (c)  Non-Qualified Retirement Plan for Directors
          of the Bank* ................................. 10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT ..... 22(2)

     EXHIBIT (27) - FINANCIAL DATA SCHEDULE

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

     None.

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PSB HOLDINGS, INC.



 May 12, 1997                     TODD R. TOPPEN
                                  Todd R. Toppen
                                  Secretary and Controller

                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



 EXHIBIT 27 - FINANCIAL DATA SCHEDULE




              <dagger>Exhibits required by Item 601 of Regulation S-K
              which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-Q to which this Exhibit Index relates.