Form 10-Q
period 1997-06-30
PSB HOLDINGS INC /WI/
filed 1997-08-14
CIK 948368

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

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


 The number of common shares outstanding at June 30, 1997 was 886,190.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                    QUARTER ENDED JUNE 30, 1997


                                                         PAGE NO.

 PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Statements of
              Income, Six Months Ended and
              Three Months Ended June 30, 1997
              (unaudited) and June 30, 1996
              (unaudited)                                     1

              Condensed Consolidated Balance
              Sheets June 30, 1997 (unaudited)
              and December 31, 1996 (derived from
              audited financial statements)                   2

              Condensed Consolidated Statements
              of Cash Flows Six Months and Three
              Months Ended June 30, 1997 (unaudited)
              and June 30, 1996 (unaudited)                   3

              Notes to Condensed Consolidated
              Financial Statements                            4

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                       5

 PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to Vote of
              Securities Holders                              9
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on form 8-K               10

                  PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)         Six Months Ended   Three Months Ended
                                                        June 30,            June 30,
                                                    1997        1996     1997         1996
 Interest income
   Interest and fees on loans                     $6,115      $5,734   $3,121       $2,866
   Interest on investment securities
      Taxable                                      1,223       1,135      612          591
      Tax-exempt                                     287         276      145          139
   Other interest income                              30         123       20           28
      Total interest income                        7,655       7,268    3,898        3,624

 Interest expenses:
   Deposits                                        3,825       3,479    1,924        1,738
   Short-term borrowings                             194         352      117          174
      Total interest expense                       4,019       3,831    2,041        1,912

 Net interest income before provision
      for losses on loans                          3,636       3,437    1,857        1,712

 Provision for losses on loans                        90          90       45           45

 Net interest income                               3,546       3,347    1,812        1,667

 Other income:
   Service fees                                      232         241      115          121
   Insurance commissions                              35          43        9           14
   Net gains on other real estate                    -0-         188      -0-          -0-
   Net gains on securities sales                     -0-         -0-      -0-          -0-
   Other operating income                             92          52       47           29
      Total other income                             359         524      171          164

 Other expenses
   Salaries and related benefits                   1,278       1,146      688          621
   Net occupancy expense                             355         346      167          165
   FDIC insurance                                     10           1        5          -0-
   Computer operations                                26         169       18          124
   Other operating expense                           552         485      284          193
      Total other expenses                         2,221       2,147    1,162        1,103

 Income before income taxes                        1,684       1,724      821          728

   Provision for income taxes                        542         573      260          233
 Net income                                       $1,142      $1,151   $  561       $  495

 Income per share
   Basis:   Weighted average of 890,099 shares
            in 1997
            Weighted average of 902,425 shares
            in 1996
 Net income per share                             $ 1.28      $ 1.28   $  .63       $  .55

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                              June 30,    December 31,
                                                   1997*         1996*
 ASSETS
 Cash and cash equivalents                     $  11,812      $  10,152
 Federal funds sold                                  -0-            -0-
 Investment securities -
   Held to maturity
      (Market value $12,212 & $11,763
      at 1997 & 1996 respectively)                12,146         11,714
   Available for sale (at fair market
      value, cost $38,391 & $39,881
      at 1997 & 1996 respectively)                38,368         39,871
 Total loans                                     141,646        138,011
    Allowance for loan losses                     (1,798)        (1,925)
      Net Loans                                  139,848        136,086
 Bank premises and equipment                       3,600          3,701
 Other assets                                      2,628          2,634

 TOTAL ASSETS                                  $ 208,402      $ 204,158

 LIABILITIES

 Noninterest-bearing deposits                  $  25,837      $  28,486
 Interest-bearing deposits                       153,765        149,643
      Total deposits                             179,602        178,129

 Federal funds purchased                           4,295          2,197
 Short-term borrowings                             4,274          3,569
 Other liabilities                                 1,489          1,974
      Total liabilities                          189,660        185,869

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a
                stated value of $2 per
                share
      - 1,000,000 shares authorized
      - 902,425 shares issued                      1,805         1,805
 Additional paid in capital                        7,159         7,159
 Retained earnings                                10,481         9,649
 Net unrealized loss on securities
    available for sale, net of deferred
    income taxes                                     (19)           (9)
 Treasury stock, at cost - 16,235 shares
    in 1997, 7,000 shares in 1996                   (684)         (315)
      Total stockholders' equity                  18,742        18,289

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 208,402      $204,158

 *The consolidated balance sheet at June 30, 1997 is unaudited.  The
 December 31, 1996 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                             Six Months Ended         Three Months Ended
                                                 June 30,                   June 30,
 ($ thousands - unaudited)                   1997        1996         1997          1996
 Cash flows from operating activities:
   Net income                              $1,142     $ 1,151      $   561        $  495
   Provision for depreciation, and
     net amortization                         227         182          114           111
   Provisions for loan losses                  90          90           45            45
   Changes in operating assets and
     liabilities:
     Gain on sale of other real estate        -0-        (188)
     Other assets                               6        (548)         150          (204)
     Other liabilities                       (485)       (378)         254           148
 Net cash provided by operating activities    980         309        1,124           595

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities              980         971          780           826
     Available for sale securities          3,957      10,077          980         3,980
   Payment for purchase of:
     Held to maturity securities           (1,417)     (1,791)        (350)         (500)
     Available for sale securities         (2,473)    (12,033)      (1,978)       (2,182)
   Net change in loans                     (3,852)    ( 4,263)      (3,630)       (1,778)
   Net (increase) decrease in
     federal funds sold                       -0-       3,177          -0-        (2,506)
   Proceeds from sale of other real
     estate                                   -0-         215          -0-           -0-
   Capital expenditures                      (112)       (640)         (33)         (531)
 Net cash used in investing activities     (2,917)     (4,287)      (4,231)       (2,691)

 Cash flows from financing activities:
   Net increase in deposits                 1,473       3,663        1,599         7,555
   Net increase in short-term borrowings      705       1,165          241           506
   Net increase (decrease) in federal
     funds purchased                        2,098         -0-        2,696        (1,246)
   Dividends paid                            (310)       (328)        (310)         (328)
   Purchase of stock                         (369)        -0-         (369)          -0-
 Net cash provided by financing
   activities                               3,597       4,500        3,857         6,487

 Net increase in cash and cash
   equivalents                              1,660         522          750         4,391
 Cash and cash equivalents at
   beginning of period                     10,152      10,868       11,062         6,999
 Cash and cash equivalents at end of
   period                                 $11,812     $11,390      $11,812       $11,390

 Supplemental cash flow information:
   Cash paid during the period for :
     Interest                               4,019       3,831        2,041         1,912
     Income taxes                             492         505          446           470

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

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by $4,244 from December 31, 1996 to June 30,
 1997. This is an increase of 2.08% due to increases in deposits of $1,473 and increases in borrowings of $2,803. Average total assets for June were $204,807.

 LOANS
 Net loans have increased by $3,762 from December 31, 1996 to June 30, 1997. This is an increase of 2.76%.

 CASH AND INVESTMENTS
 Cash increased by approximately $1,660 as of June 30, 1997 compared to December 31, 1996. Investments, on the other hand decreased by $1,071 or 2.08%. Two securities totalling $2,300 were sold without replacement.

 DEPOSITS
 Deposits increased by $1,473 from December 31, 1996 to June 30, 1997. Reflective of the day of the week of June 30. Average deposits for June were $178,897.

 SHORT TERM BORROWINGS
 Fed funds purchased increased by $2,098 from December 31, 1996 to June 30, 1997. Repurchase agreements increased $705.

 EQUITY
 Equity grew by $453 or 2.48% due to the following: Net income for the first six months of $1,142, an increase in the "Net unrealized loss on securities available for sale" of $10, dividends paid of $310 and treasury stock acquired of $369. The increase in the unrealized loss is a result of the market prices of the investment portfolio dropping as of June 30, 1997.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first half of 1997 is $199 or 5.79% greater than it was for the same period in 1996.

 NON-INTEREST INCOME
 Non-interest income decreased by $165 in the period ending June 30, 1997 compared to the period ending June 30, 1996. This decrease is attribuable to the sale of Other Real Estate in January of 1996. Total proceeds from the sale were $215 with a net gain of $188.

 NON-INTEREST EXPENSE
 Non-interest expenses increased by 3.45% or $74 for the period ending June 30, 1997 when compared to the period ending June 30, 1996.

 NET INCOME
 Net income for the first half of 1997 is .78% lower than the same period in 1996 but earnings per share increased due to the reduced weighted average number of shares outstanding in the first half of 1997.

                       KEY OPERATING RATIOS
                  (unaudited) Ended June 30, 1997
                                   SIX MONTH PERIOD          THREE MONTH PERIOD
                                   1997        1996           1997       1996
 Return on assets (net
 income divided by average
 assets)(1)                       1.13%       1.20%          1.10%      1.03%

 Return on Average Equity
 (net income divided by
 average equity)(1)              12.37%      13.33%         12.09%     11.05%

 Average Equity to Average
 Assets                           9.12%       9.25%          9.12%      9.29%

 Interest Rate Spread
 (difference between
 average yield on interest
 earning assets and average
 cost of interest bearing
 liabilities) (1)                 3.02%       2.96%          3.06%      2.91%

 Net Interest Margin (net
  interest income as a
  percentage of average
  interest earning assets)(1)     3.75%       3.84%          3.83%      3.84%

 Non-interest Expense to
  average assets(1)               2.19%       2.32%          2.28%      2.29%

 Allowance for loan losses
  to total loans at end of
  period                          1.27%       1.46%          1.27%      1.46%

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

 Not Applicable

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits required by Item 601 of Regulation S-K.

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                       PAGE OR
                                                     INCORPORATED
                                                       EXHIBIT <dagger>

     (i)  Restated Articles of Incorporation, as amended ..... 4(a)(1)

     (ii) Bylaws  ............................................ 4(b)(1)

     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     (a)  Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* ...............10(a)(2)

     (b)  Bonus Plan of Officers and Employees of the Bank*...10(b)(2)

     (c)  Non-Qualified Retirement Plan for Directors of
          the Bank* ..........................................10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT ...........   22(2)

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




                                    PSB HOLDINGS, INC.



 August 14, 1997                    TODD R. TOPPEN
                                    Todd R. Toppen
                                    Secretary and Controller

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                             EXHIBIT INDEX<dagger>
                                   TO
                                FORM 10Q
                                   OF
                            PSB HOLDINGS, INC.
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
               Pursuant to Section 102(d) of Regulation S-T
                          (17 C.F.R. <section>232.102(d))



EXHIBIT 27 - FINANCIAL DATA SCHEDULE



           <dagger>Exhibits required by Item 601 of Regulation S-K
           which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-Q to which this Exhibit Index relates.