Form 10-Q
period 1997-09-30
PSB HOLDINGS INC /WI/
filed 1997-11-14
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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


 The number of common shares outstanding at September 30, 1997 was 883,235.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 1997


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Nine Months and
               Three Months Ended
               September 30, 1997 (unaudited) and
               September 30, 1996 (unaudited)                   2

               Condensed Consolidated Balance
               Sheets September 30, 1997 (unaudited)
               and December 31, 1996 (derived from
               audited financial statements)                    3

               Condensed Consolidated Statements
               of Cash Flows Nine Months and
               Three Months Ended September 30, 1997
               (unaudited) and September 30, 1996
               (unaudited)                                      4

               Notes to Condensed Consolidated
               Financial Statements                             5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        6

 PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities
     Item 3.   Defaults Upon Senior Securities
     Item 4.   Submission of Matters to Vote of
               Securities Holders                              11
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on form 8-K                12

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)     Nine Months Ended       Three Months Ended
                                                  September 30,            September 30,
                                                 1997        1996       1997         1996
 Interest income:
   Interest and fees on loans                 $ 9,340     $ 8,687    $ 3,225      $ 2,953
   Interest on investment securities
      Taxable                                   1,793       1,730        570          595
      Tax-exempt                                  433         415        146          139
   Other interest income                           66         158         36           35
      Total interest income                    11,632      10,990      3,977        3,722

 Interest expense:
   Deposits                                     5,832       5,271      2,007        1,792
   Short-term borrowings                          275         520         81          168
      Total interest expense                    6,107       5,791      2,088        1,960

 Net interest income                            5,525       5,199      1,889        1,762

 Provision for losses on loans                    155         135         65           45

 Net interest income after provision
   for losses on loans                          5,370       5,064      1,824        1,717

 Other income:
   Service fees                                   364         378        132          137
   Insurance commissions                           42          43          7          -0-
   Net gains on other real estate                 -0-         203        -0-           15
   Net gains on securities sales                    3         -0-          3          -0-
   Other operating income                         145         121         53           69
      Total other income                          554         745        195          221

 Other expense:
   Salaries and related benefits                1,903       1,696        625          550
   Net occupancy expense                          530         520        175          174
   Computer operations                             52         184         26           15
   Other operating expense                        822         801        260          315
      Total other expenses                      3,307       3,201      1,086        1,054

 Income before income taxes                     2,617       2,608        933          884

   Provision for income taxes                     849         840        307          267
 Net income                                   $ 1,768     $ 1,768    $   626      $   617

 Income per share
   Basis:   Weighted average of 889,549
            shares in 1997
            Weighted average of 902,246
            shares in 1996
 Net income per share                         $  1.99     $  1.96    $   .70      $   .68

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                            September 30,  December 31,
 ASSETS                                            1997*         1996*
 Cash and cash equivalents                      $ 10,207       $  10,152
 Federal funds sold                                  -0-             -0-
 Investment securities -
   Held to maturity
       (Market value $12,716 & $11,763
      at 1997 & 1996 respectively)                12,615          11,714
   Available for sale (at fair market
      value, cost $35,520 & $39,881
       at 1997 & 1996 respectively)               35,640          39,871
 Total loans                                     145,323         138,011
    Allowance for loan losses                     (1,861)         (1,925)
      Net loans                                  143,462         136,086
 Bank premises and equipment                       3,576           3,701
 Other assets                                      3,022           2,634

 TOTAL ASSETS                                   $208,522       $ 204,158

 LIABILITIES

 Noninterest-bearing deposits                   $ 24,208       $  28,486
 Interest-bearing deposits                       156,735         149,643
      Total deposits                             180,943         178,129

 Federal funds purchased                           2,494           2,197
 Short-term borrowings                             4,295           3,569
 Notes payable                                       125             -0-
 Other liabilities                                 1,321           1,974
      Total liabilities                          189,178         185,869

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a stated
   value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                      1,805          1,805
 Additional paid in capital                        7,159          7,159
 Retained earnings                                11,107          9,649
 Net unrealized gain (loss) on securities
   available for sale, net of deferred
   income taxes                                       76             (9)
 Treasury stock, at cost - 19,190 shares
   in 1997, 7,000 shares in 1996                    (803)          (315)
      Total stockholders' equity                  19,344         18,289

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $208,522       $204,158

 *The consolidated balance sheet at September 30, 1997 is unaudited. The December 31, 1996 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                             Nine Months Ended      Three Months Ended
                                               September 30,           September 30,
 ($ thousands - unaudited)                    1997       1996        1997        1996
 Cash flows from operating activities:
   Net income                              $ 1,768     $1,768        $626        $617
   Provision for depreciation, and
       net amortization                        338        268         111          86
   Provisions for loan losses                  155        135          65          45
   Gain on sale of other real estate           -0-       (203)        -0-        (203)
    Changes in operating assets and
 liabilities:
     Other assets                              (52)      (575)        (58)        (27)
     Other liabilities                        (653)      (307)       (168)         71
 Net cash provided by operating
   activities                                1,556      1,086         576         777

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities             1,130      1,146         150         175
     Available for sale securities           7,381     11,738       3,424       1,661
   Payment for purchase of:
     Held to maturity securities            (2,041)    (2,609)       (624)       (818)
     Available for sale securities          (3,074)   (15,495)       (601)     (3,462)
   Net change in loans                      (7,867)    (9,334)     (4,015)     (5,071)
   Net (increase) decrease in
     federal funds sold                        -0-      5,683         -0-       2,506
   Proceeds from sale of other real estate     -0-        230         -0-          15
   Capital expenditures                       (194)      (656)        (82)        (16)
 Net cash used in investing activities      (4,665)    (9,297)     (1,748)     (5,010)

 Cash flows from financing activities:
   Net increase in deposits                  2,814      9,468       1,341       5,805
   Net increase (decrease) in short-term
     borrowings                                726     (3,521)         21      (4,686)
   Net increase (decrease) in federal
     funds purchased                           297      3,745      (1,801)      3,745
   Dividends paid                             (310)      (328)        -0-         -0-
   Purchase of stock                          (488)      (315)       (119)       (315)
   Note payable                                125        -0-         125         -0-
 Net cash provided (used) by financing
   activities                                3,164      9,049        (433)      4,549

 Net increase (decrease) in cash and
   cash equivalents                             55        838      (1,605)        316
 Cash and cash equivalents at beginning
   of period                                10,152     10,868      11,812      11,390
 Cash and cash equivalents at end of
   period                                  $10,207    $11,706     $10,207     $11,706

 Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                6,103      5,791       2,084       1,960
     Income taxes                              800        825         308         320

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

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by $4,364 from December 31, 1996 to September 30, 1997. This is an increase of 2.14% due to increases in deposits of $2,814 and increases in borrowings of $1,023. Average total assets for the month of September, 1997 were $207,506. Total assets increased by $120 in the third quarter of 1997, an increase of .06%. In 1996, third quarter assets increased by $5,296 or 2.71%.

 LOANS
 Net loans have increased by $7,376 from December 31, 1996 to September 30, 1997. This is an increase of 5.42%. Net loans have increased by $3,614 in the third quarter of 1997, an increase of 2.58%. In 1996, third quarter loans increased by $5,027 or 3.94%.

 CASH AND INVESTMENTS
 Cash increased by approximately $55 as of September 30, 1997 compared to December 31, 1996. Investments, on the other hand decreased by $3,330 or 6.45%. Two securities totalling $2,300 were sold without replacement during the second quarter of 1997. Cash decreased by $1,605 in the third quarter of 1997. Cash increased by $316 during the third quarter of 1996.

 DEPOSITS

 Deposits increased by $2,814 from December 31, 1996 to September 30, 1997. This is an increase of 1.58% Average deposits for September were $181,961. Deposits increased by $1,341 in the third quarter of 1997.
 This is an increase of .75%. In 1996, third quarter deposits increased $5,805 or 3.54%.

 SHORT TERM BORROWINGS
 Fed funds purchased increased by $297 from December 31, 1996 to September 30, 1997. Repurchase agreements increased $726. Fed funds purchased decreased $1,801 in the third quarter of 1997. Repurchase agreements increased only $21. In the third quarter of 1996 fed funds purchased increased by $3,745 and repurchase agreements decreased $4,686.

 EQUITY
 Equity grew by $1,055 or 5.77% due to the following: Net income for the first nine months of $1,768, an increase in the "Net unrealized gain on securities available for sale" of $85, dividends paid of $310 and treasury stock acquired of $488. The increase in the unrealized gain is a result of the market prices of the investment portfolio increasing as of September 30, 1997. Equity grew by $602 or 3.21% in the third quarter of 1997. In the third quarter of 1996 equity grew by $390 or 2.20%.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first nine months of 1997 is $326 or 6.27% greater than it was for the same period in 1996. Net interest income for the third quarter of 1997 is $127 or 7.21% greater than it was for the same period in 1996.

 NON-INTEREST INCOME
 Non-interest income decreased by $191 in the period ending September 30, 1997 compared to the period ending September 30, 1996. This decrease is attributable to the sale of Other Real Estate in January of 1996. Total proceeds from the sale were $215 with a net gain of $188. Non-interest income decreased $26 in the third quarter of 1997 compared to the same period in 1996.

 NON-INTEREST EXPENSE
 Non-interest expenses increased by 3.31% or $106 for the period ending September 30, 1997 when compared to the period ending September 30, 1996. Non-interest expense increased by $32 or 3.04% in the third quarter of 1997 compared to the same period in 1996.

 NET INCOME
 Net income for the first nine months of 1997 is equal to the same period in 1996 but earnings per share increased due to the reduced weighted average number of shares outstanding in the first nine months of 1997.
 Net income for the third quarter of 1997 is only $9 more than the third quarter of 1996. Earnings per share increased due to the reduced weighted average number of shares.

                      KEY OPERATING RATIOS
               (unaudited) Ended September 30, 1997
                                          NINE MONTH PERIOD    THREE MONTH PERIOD
                                           1997       1996      1997        1996
 Return on assets (net income
 divided by average assets) (1)           1.16%      1.21%     1.22%        1.24%

 Return on Average Equity (net income
 divided by average equity) (1)          12.53%     13.18%    13.15%       13.72%

 Average Equity to Average Assets         9.22%      9.18%     9.25%        9.05%

 Interest Rate Spread (difference
 between average yield on interest
 earning assets and average cost of
 interest bearing liabilities) (1)        3.00%      2.95%     2.97%        2.98%

 Net Interest Margin (net interest
 income as a percentage of average
 interest earning assets) (1)             3.77%      3.73%     3.81%        3.75%

 Non-interest Expense to average
 assets (1)                               2.16%      2.19%     2.11%        2.12%

 Allowance for loan losses to total
 loans at end of period                   1.28%      1.41%     1.28%        1.41%

 (1) Annualized

 SUMMARY OF LOAN LOSSES EXPERIENCE

        The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.

                             Nine Months Ended     Three Months Ended       Year Ended
                             SEPTEMBER 30, 1997    SEPTEMBER 30, 1997    DECEMBER 31, 1996
 Allowance for loan losses
   at beginning of period        $1,924,686            $1,797,743           $1,780,893

 Loans charged off
     Commercial & Industrial        136,672                   -0-               47,809
     Agricultural                       -0-                   -0-                  -0-
     Real Estate - Mortgage          71,011                   -0-                  -0-
     Installment & Other
         Consumer Loans              49,690                18,812               25,133

     Total Charge Offs             (257,373)              (18,812)             (72,942)

 Recoveries on loans previously
     charged off
     Commercial & Industrial         16,968                15,421               33,236
     Agricultural                       -0-                   -0-                  -0-
     Real Estate - Mortgage          18,582                   -0-                  -0-
     Installment & Other
        Consumer Loans                2,762                 1,273                3,499

     Total Recoveries                38,312                16,694               36,735

 Net loans charged off             (219,061)               (2,118)             (36,207)

 Additions charged to
     operations                     155,000                65,000              180,000

 Allowance for loan losses
     at end of period            $1,860,625            $1,860,625           $1,924,686

 AGGREGATE AMOUNT OF NON-PERFORMING LOANS

                                          September 30,  December 31,
                                              1997           1996
 Loans on a non-accrual basis
      Real estate - mortgage              $  521,107     $  187,568
      Installment loans                       81,197            -0-
      Credit cards & related plans               -0-            -0-
      Commercial & all other loans           495,077         59,087

 Total non-accrual                        $1,097,381     $  246,655
 Loans contractually past due
   thirty through eighty-nine days
   and still accruing
      Real estate - mortgage              $  947,787     $  974,474
      Installment loans                      429,771        255,458
      Credit cards & related plans               -0-            -0-
      Commercial & all other loans           575,755         99,069

 Total 30 - 89 days                       $1,953,313     $1,329,001

 Loans contractually past due
   ninety days or more as to
   interest or principal payments
      Real estate - mortgage              $      -0-     $      -0-
      Installment loans                          -0-            -0-
      Credit cards & related plans               -0-            -0-
      Commercial & all other loans               -0-            -0-

 Total over 90 days                       $      -0-     $      -0-

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

 Not Applicable

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits required by Item 601 of Regulation S-K.


     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                          PAGE OR
                                                        INCORPORATED
                                                          EXHIBIT <dagger>

     (i)  Restated Articles of Incorporation, as amended ..  4(a)(1)

     (ii) Bylaws  .........................................  4(b)(1)


     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF
                   SECURITY HOLDERS

     (a)  Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* ............ 10(a)(2)

     (b)  Bonus Plan of Officers and Employees of the
          Bank*  .......................................... 10(b)(2)

     (c)  Non-Qualified Retirement Plan for Directors
          of the Bank* .................................... 10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT ........    22(2)

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




                                  PSB HOLDINGS, INC.



 November 12, 1997                TODD R. TOPPEN
                                  Todd R. Toppen
                                  Secretary and Controller

                                  (On behalf of the Registrant and as
                                  Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



 EXHIBIT 27 - FINANCIAL DATA SCHEDULE




              <dagger>Exhibits required by Item 601 of Regulation S-K
              which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-Q to which this Exhibit Index relates.