Form 10-K
period 1997-12-31
PSB HOLDINGS INC /WI/
filed 1998-03-30
CIK 948368

                            FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No ______
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 There is no established trading market for the common stock. As of March 15, 1998, 883,235 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                PROXY STATEMENT DATED MARCH 31, 1998 (PART III)
                         * TO THE EXTENT NOTED HEREIN

                         TABLE OF CONTENTS
                                                            PAGE

 PART I

 Item 1.  Business ............................................  3

 Item 2.  Properties ..........................................  8

 Item 3.  Legal Proceedings ...................................  8

 Item 4.  Submission of Matters to a Vote of Security Holders .  8

 PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Security Holder Matters .............................  9

 Item 6.  Selected Financial Data ............................. 10

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................. 11

 Item 7A. Quantitative and Qualitative Disclosure About
          Market Risk ......................................... 26

 Item 8.  Financial Statements and Supplementary Data ......... 28

 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure ................. 57

 PART III

 Item 10.  Directors and Executive Officers of Registrant ..... 58

 Item 11.  Executive Compensation ............................. 58

 Item 12.  Security Ownership of Certain Beneficial Owners
           and Management ..................................... 58

 Item 13.  Certain Relationships and Related Transactions ..... 58

 PART IV

 Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ................................ 59

                              PART I


 ITEM 1.  BUSINESS.

 FORMATION

     PSB Holdings, Inc., a Wisconsin corporation (the "Company"), is a one-bank holding company formed in 1995. The Company owns 100% of the common stock of Peoples State Bank, Wausau, Wisconsin (the "Bank").

 BUSINESS OF THE COMPANY

     The Company is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Board") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole business is the ownership and management of the Bank.

 BUSINESS OF THE BANK

     The Bank was organized as a state banking corporation under the laws of the state of Wisconsin in 1962. In addition to its main office in Wausau, the Bank operates branch offices in the city of Wausau, Rib Mountain Township and Marathon City, Wisconsin. The Bank offers personal and commercial deposit services, including checking and savings accounts of various kinds, IRA and other deposit instruments, ATM service and night depository and safety deposit box services. The Bank also engages in consumer and commercial lending, including secured and unsecured term loans and real estate financing. New services are frequently added to the Bank's retail banking business. The Bank offers discount brokerage services at its Wausau branch location, including the sale of annuities, mutual funds and other investments to Bank customers and the general public. Trust services are also provided through affiliations with other independent financial institutions. The Bank maintains an investment subsidiary in Nevada to manage, hold and trade cash and securities.

 BANK MARKET AREA AND COMPETITION

     The Bank's primary trade area consists of the greater Wausau, Wisconsin area. The Bank's general trade area encompasses the area within a fifteen-mile radius of the city of Wausau and the area within a ten-mile radius of Marathon City, Wisconsin. There is a mix of retail, manufacturing, agricultural and service businesses in the areas served by the Bank.

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

     The Bank is subject to direct competition in its trade area from six commercial banks which offer a full line of competitive bank services, loan production offices of banks located outside of the region and numerous savings and loan associations and credit unions. Several of the financial institutions with which the Bank competes are subsidiaries of the three largest state-wide multi-bank holding companies and many of the other financial institutions are also significantly larger and have more resources than the Bank. In its primary trade area, the Bank has approximately 15% of total financial institution assets, deposits and loans.

     In addition to competition, the business of the Bank will be affected by general economic conditions, including the level of interest rates and the monetary policies of the Board (see "Monetary Policy").

 EMPLOYEES

     The Company has no employees. Officers of the Company serve as full time employees of the Bank.

     As of December 31, 1997, the Bank had 91 employees, including 21 employed on a part-time basis. All officers, supervisors and full-time employees are salaried and all part-time employees are paid on an hourly basis. The Bank considers its relations with its employees to be excellent. None of the Bank's employees is covered by a collective bargaining agreement.


 REGULATION AND SUPERVISION

     The Company and the Bank are subject to regulation under both federal and state law. The information given below consists of summaries of certain, but not all statutory provisions which regulate the Company's business. These summaries are qualified in their entirety by reference to the statutory provisions.

     The Company is directly regulated by the Board pursuant to the BHCA and must file reports on a periodic basis. Among other limitations imposed by the BHCA, the Company must obtain prior approval from the Board before acquiring direct or indirect ownership or control of more than 5% of any bank or bank holding company. The BHCA also regulates the entry by the Company into a business other than banking. Wisconsin law provides that the Company may not acquire more than 10% of the stock of an existing Wisconsin state bank unless such acquisition is approved by 75% of the shares of the bank entitled to vote.

     The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act, and the Bank is, therefore, subject to regulation and examination by the FDIC. As a Wisconsin chartered bank, the Bank and the Company are also subject to periodic examination and the regulations of the Wisconsin Department of Financial Institutions.

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

     Banking laws and regulations have undergone periodic revisions which often have a direct effect on the Bank's operations and its competitive
 environment.   Certain provisions of the Financial Institutions Reform,
 Recovery, and Enforcement Act of 1989, for example, included a provision setting the Bank's FDIC deposit insurance premiums at a level which reflects certain risk factors, included immediate authority to acquire healthy capital-impaired thrift institutions and eliminated cross-marketing restrictions on bank holding companies which own thrift institutions. Under the Deposit Insurance Funds Act of 1996, the FDIC has lowered the rates on assessments paid to the Saving Association Insurance Fund ("SAIF") while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The FDIC also established a process, similar to that which was applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and the BIF within a limited range to maintain each of the fund balances at the target designated reserve ratio.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly expanded interstate banking opportunities in Wisconsin. Subject to certain exceptions for banks which have not been in existence and in continuous operations for at least five years, bank holding companies may acquire control of an existing or DE NOVO bank in Wisconsin upon application and approval by the Administrator of the Division of Banking, Wisconsin Department of Financial Institutions. Banks are also permitted to operate interstate branches beginning in Wisconsin. The effect of the new

 Wisconsin banking provisions will be to increase the level of banking competition for the Bank by broadening the impact of interstate banking within Wisconsin.

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

 MONETARY POLICY

     The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has broad power to expand and contract the supply of money and credit and to regulate the rates which its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.

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


 EXECUTIVE OFFICERS

     The executive officers of the Company as of March 18, 1998, their ages and principal occupations during the last five years are set forth below.

     Gordon C. Gullickson, 69     President of the Company and the Bank.

                                    -6-

     Kenneth M. Selner, 51        Vice President & Secretary of the
                                  Company; Executive Vice President of the
                                  Bank.

     Todd R. Toppen, 39           Treasurer of the Company; Vice President
                                  of the Bank since 1994, Assistant Vice
                                  President 1988 to 1993.

 CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Certain statements contained in each of the Company's annual reports to shareholders, Forms 10-K, 8-K and 10-Q, proxy statements, prospectuses and any other written or oral statement made by or on behalf of the Company subsequent to filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Reform Act.
 Examples of forward-looking statements include, but are not limited to:
 (i) expectations concerning financial performance of the Company, (ii) expectations concerning the payment of dividends, (iii) statements of plans and objectives of the Company, (iv) statements of future economic performance and (v) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

 Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: (i) the strength of the U.S. economy in general and the strength of the local economy; (ii) the effects of and changes in government policies, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations;
 (iv) the timely development of and acceptance of new products and services, (v) changes in consumer spending, borrowing and saving habits;
 (vi) increased competition in the Company's principal market area; (vii) technological changes; (viii) acquisitions; (ix) the effect of changes in laws and regulations, (x) the effect of changes in accounting policies and practices, and (xi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.


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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                              PART II


 ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
 MATTERS.

 MARKET

     There is no active public market for the Company's common stock. Transactions in the Company's common stock are sporadic and limited and effected at prices determined by the buyer and seller. Management is not advised as to the terms of all such transactions.

 HOLDERS

     As of December 31, 1997 there were approximately 974 holders of record of the Company's common stock.

 DIVIDENDS

     Per share dividends declared by the Company in its two most recent fiscal years were:

                         1997     1996
      Second Quarter     $.35     $.33
      Fourth Quarter     $.55     $.52

     The Company's source of funds for the payment of dividends is dividends paid by the Bank. The payment of dividends by the Bank is limited by Wisconsin law to payment from retained earnings. Among other things, Wisconsin chartered banks cannot pay dividends if (1) the payment of a dividend would impair the bank's capital structure, (2) in certain cases, the bank's surplus is not equal to its common capital or (3) dividends declared in any one year would exceed the total net profits in that year after deducting losses and bad debts and any required transfers to surplus. Federal regulatory approval is required if the total dividends declared by a bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. Federal regulators also have authority to prohibit a bank from engaging in what, in their opinion, constitutes an unsafe or unsound practice in conducting its business, including the payment of dividends. There are no contractual limits presently in effect which limit the Bank's ability to pay dividends to the Company or which limit the Company's ability to pay dividends to its shareholders.

 ITEM 6.   SELECTED FINANCIAL DATA.

     The following table presents consolidated financial data of the Company and its subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                               FINANCIAL SUMMARY
                                 AT PERIOD END
                 ($ in thousands, except per share amounts)

                             1997      1996      1995      1994      1993      1992
 Interest Income          $ 15,744  $ 14,824  $ 13,654  $ 11,555  $ 11,103  $ 11,136
 Net Interest Margin         7,491     7,055     6,599     6,619     6,347     5,703
 Net Income                  2,103     2,157     2,020     1,951     2,100     1,778
 Total Assets              215,019   204,158   190,781   171,470   158,108   146,320
 Mortgages                 103,254    93,450    84,221    75,953    70,194    59,653
 Total Capital Base         21,062    20,214    19,232    16,742    16,015    14,055
 Shareholders' Equity       19,217    18,289    17,452    15,098    14,644    12,958
 Basic and diluted
   earnings per share     $   2.37  $   2.39  $   2.24  $   2.17  $   2.28  $   2.01
  Cash dividends per
   share                       .90       .85       .82       .80       .75       .65
 Book value per share        21.76     20.42     19.34     16.73     16.32     14.76

                                   -10-

 ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion relates to Company and the Bank. The Company was formed in 1995 and, unless noted, references to "the Company" mean the Company and the Bank on a consolidated basis. Years prior to 1995 refer to the Bank.

     Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information.

 RESULTS OF OPERATIONS

     The Company's consolidated net income for 1997 was $2,102,709 compared with $2,156,597 in 1996, and $2,020,170 in 1995. Net income decreased
 2.5% in 1997 from 1996 and increased 6.7% in 1996 from 1995. The main factor contributing to the decrease in net earnings in 1997 is that in 1996 a gain was realized on the sale of other real estate. Other factors, including net interest margin, were higher in 1997. The Company continues to provide funds for loans in its market area. The Company promotes quality service in order to attract new customers and build stronger relationships with existing customers.

     Return on average common stockholders' equity amounted to 11.15% in 1997 compared to 11.98% in 1996, and 12.15% in 1995.

     Return on average assets for 1997 amounted to 1.02% compared to 1.10% for 1996 and 1.13% in 1995.

     Net income per share amounted to $2.37 in 1997, compared to $2.39 in 1996 and $2.24 in 1995. Cash dividend declared in 1997 were $.90, compared to $.85 per share in 1996 and $.82 in 1995. The per share ratio of dividends to shareholders to net income was 37.85% in 1997, compared to
 35.40 in 1996 and 36.63% in 1995.

 NET INTEREST INCOME

     The following table shows how net interest income is impacted by the change in volume and interest rates. 1997 and 1996 data shows a favorable spread due to both increased volume and rate changes. Growth in net interest income will continue to be moderate and interest margins will need to be managed carefully during 1998.

                    INTEREST INCOME & EXPENSE VOLUME & RATE CHANGE
                      1997 compared to 1996  1996 compared to 1995  1995 compared to 1994  1994 compared to 1993
                       increase (decrease)    increase (decrease)    increase (decrease)    increase (decrease)
                            due to (1)             due to (1)             due to (1)             due to (1)

 ($ in thousands)     VOLUME   RATE    NET   VOLUME   RATE    NET   VOLUME   RATE    NET   VOLUME   RATE    NET
 Interest earned on:
   Loans (2)          $  916     15    931   $  994    (30)   964   $ 1,244   608  1,852   $  643   (305)   338
   Taxable investment
     securities          (22)    62     40      227    (14)   213        72    47    119      261   (151)   110
   Non-taxable
     investment
     securities (2)       74    (32)    42       31    (51)   (20)       29   (16)    13        4    (14)   (10)
   Other interest
     income             (118)    39   ( 79)      (1)    (2)    (3)       74    51    125        4     11     15

 Total                   850     84    934    1,251    (97) 1,154     1,419   690  2,109      912   (459)   453

 Interest paid on:
   Savings and
   demand deposits       175     72    247      101    (64)    37       (58)  213    155      157    (35)   122
   Time deposits         493    (24)   469      616     94    710       795   984  1,779      160   (174)   (14)
   Other borrowings     (235)     2   (233)     (29)    (4)   (33)       55   130    185       44     28     72

 Total                   433     50    483      688     26    714       792 1,327  2,119      361   (181)   180

 Net interest
   earnings           $  417     34    451   $  563   (123)   440   $   627  (637)   (10)  $  551   (278)   273

 (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
 (2) The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

 The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on fully tax equivalent basis) for the three-year period ending December 31, 1997.

 Year Ended December 31,            1997              1996              1995
                                Yield  Change     Yield  Change     Yield  Change
 Yield on earning assets        8.36%  .09%       8.27%   -.03%     8.30%  + .41
 Effective rate on all
   liabilities as a % of
   earning assets               5.13   .00        5.13     .05      5.08   +1.05

 Net yield on earning assets    4.07   .05        4.02   (-.11)     4.13  (  .47)

                                   -12-

      The 1997 figures as a percent of average assets reflect an increase in interest income. The increase is due to the strategic pricing of loans and deposits during 1997. The Company will focus on increasing net interest income in 1998 through continued control of interest expense, maintaining the level of interest rates on loans, and managing rates on the investment portfolio.

     Average earing assets increased 5.05% to $191,926 in 1997, from $182,718 in 1995. Included in this increase was a 7.78% increase in average loans to $140,962 in 1997, up from $130,783 in 1996, and an 8.88%
 increase in average tax exempt investments to $12,197 in 1997, up from $11,202 in 1996.

     The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods, indicated.

 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST RATES
 AND DIFFERENTIALS
                                        1997                        1996                        1995
                            Average            Yield/   Average            Yield/   Average            Yield/
 ($ in thousands)           Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
 Assets
 Interest earning assets
   Loans (1)(2)(3)          $140,962  $12,692   9.00%   $130,783  $11,766   9.00%   $119,657  $10,802   9.03%
   Taxable investment
     securities               37,877    2,427   6.41%     38,239    2,376   6.21%     35,428    2,163   6.11%
   Nontaxable investment
     securities(2)            12,197      879   7.21%     11,202      836   7.46%     10,698      856   8.00%
   Federal funds sold            890       48   5.39%      2,494      139   5.57%      2,515      142   5.65%
   Total (2)                 191,926   16,046   8.36%    182,718   15,117   8.27%    168,298   13,963   8.30%
 Non-interesting earning
   assets
   Cash and due from banks     8,347                       8,790                       7,958
   Premises & equip. - net     3,660                       3,742                       2,637
   Other assets                3,981                       3,046                       2,212
   Less: Allow. loan loss     (1,846)                     (1,875)                     (1,751)
   Total                     206,068                     196,421                     179,354

 Liabilities & Stockholders'
   Equity
 Interest Bearing liabili-
   ties
   Savings and demand
   deposits                   52,265    1,867   3.57%     47,179    1,620   3.43%     44,708    1,583   3.54%
   Time deposits             102,566    6,005   5.85%     94,179    5,536   5.88%     83,518    4,826   5.78%
   Short-term borrowings       5,556      343   6.18%     10,169      613   6.03%     10,732      646   6.02%
   Long-term Borrowings          638       38   5.96%
   Total                     161,025    8,253   5.13%    151,527    7,769   5.13%    138,958    7,055   5.08%
 Non-interest bearing
   liabilities
   Demand deposits            24,403                      24,729                      22,594
   Other liabilities           1,788                       2,169                       1,176
   Stockholders' equity       18,852                      17,996                      16,626
   Total                     206,068                     196,421                     179,354

 Net interest income                    7,793                       7,348                       6,908
 Rate Spread                                    3.23%                       3.14%                       3.22%
 Net yield on interest
   earnings assets                              4.07%                       4.02%                       4.13%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.
 (3) Loan fees are included in total interest income as follows: 1997-$164, 1996-$80, 1995-$55, 1994-$77, 1993-$152.

 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST RATES
 AND DIFFERENTIALS (Continued)
                                        1994                        1993
                            Average            Yield/   Average            Yield/
 ($ in thousands)           Balance   Interest  Rate    Balance   Interest  Rate
 Assets
 Interest earning assets
   Loans (1)(2)(3)          $105,209  $ 8,950   8.51%   $ 97,705  $ 8,614   8.82%
   Taxable investment
     securities               34,045    2,029   5.96%     29,706    1,916   6.45%
   Nontaxable investment
     securities(2)            10,242      843   8.19%     10,299      853   8.28%
   Federal funds sold            757       32   4.23%        615       17   2.76%
   Total (2)                 150,253   11,854   7.89%    138,325   11,400   8.24%
 Non-interesting earning
   assets
   Cash and due from banks     7,946                       7,885
   Premises & equip. - net     2,040                       2,011
   Other assets                2,004                       1,799
   Less: Allow. loan loss     (1,506)                     (1,228)
   Total                     160,737                     148,792

 Liabilities & Stockholders'
   Equity
 Interest Bearing liabili-
   ties
   Savings and demand
   deposits                   46,594    1,428   3.06%     41,588    1,306   3.14%
   Time deposits              66,241    3,047   4.60%     62,953    3,061   4.86%
   Short-term borrowings       9,597      461   4.80%      8,622      389   4.51%
   Long-term Borrowings
   Total                     122,432    4,936   4.03%    113,163    4,756   4.20%
 Non-interest bearing
   liabilities
   Demand deposits            21,950                      20,784
   Other liabilities             951                         916
   Stockholders' equity       15,404                      13,929
   Total                     160,737                     148,792

 Net interest income                    6,918                       6,644
 Rate Spread                                    3.86%                       4.04%
 Net yield on interest
   earnings assets                              4.60%                       4.82%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.
 (3) Loan fees are included in total interest income as follows: 1997-$164, 1996-$80, 1995-$55, 1994-$77, 1993-$152.

     The preceding table shows a 1997 increase of .05% on net yield on interest earning assets. The average rate on taxable investment securities increased .20% in 1997 to 6.41%, up from 6.21% in 1996. Time deposits decreased slightly by .03% while funds shifted into the more liquid money market deposit accounts, which the Company offered throughout 1997 in an effort to retain deposits to support loan demand. Total deposits at December 31, 1997 showed an increase of $8,473,802 increasing to $186,602,705 from $178,128,903 at December 31, 1996. Average deposits for 1997 increased $13,473,000 to $154,831,000 from $141,358,000 in 1996.
 Average short term borrowing decreased $4,613,000 from $10,169,000 in 1996 to $5,556,000 in 1997. The average rate on all interest bearing liabilities remained the same in 1997 as in 1996.

     Loan growth is expected to increase in 1998 due to the increase in fixed rate and in house home equity loan products being offered and promoted. The sale of additional real estate loans in the secondary market will also provide increased loan servicing income.

 Year Ended December 31,          1997     1996     1995     1994     1993
 Item of income
 Interest and fees on loans and
   short-term borrowings          76.9%    74.3%    75.2%    73.2%    73.3%
 Interest of securities           17.9%    18.2%    18.8%    21.0%    21.1%
 Total operating income           16,489   15,814   14,336   12,218   11,762
   (000's omitted)

      The bank does not have any foreign deposits or operations

 NON-INTEREST INCOME

     The following table shows the major components of non-interest income.

                                     1997        1996        1995
 Noninterest income:
   Service fees                      $483,756    $518,271    $468,219
   Net realized gain on sale of
     securities available for sale      3,120                  26,415
   Gain on sale of other real estate              202,398
   Other operating income             257,828     269,486     188,055

     Total noninterest income         744,704     990,155     682,689

     Service fees decreased to $483,756 in 1997, compared to $518,271 in 1996 primarily because business checking account net charges were lower in 1997 as a result of higher earnings credit rates.

 NON-INTEREST EXPENSE

     The following table shows the major components on non-interest expense.

                                          1997         1996         1995
 Salaries and employee benefits       $2,948,292   $2,701,445   $2,313,123
 Occupancy                               727,583      708,288      526,912
 Federal deposit insurance premiums       21,442        2,000      160,621
 Data processing                          74,701      195,261      190,864
 Director expense                        179,800      163,923      138,730
 Other operating                         980,222      943,938      859,959

    Total noninterest expense         $4,932,040   $4,714,855   $4,190,209

     Salaries increased $246,847 primarily due to the increased number of employees. The number of full-time equivalent employees at the end of 1997 were 78 compared to 70 at the end of 1996.

     Occupancy expense increased slightly in 1997 after a significant increase in 1996 due to the acquisition of the in-house data processing system. Data processing costs decreased by 61.7% in 1997 compared to 1996 as a result of efficiencies gained by the in-house system. Other operating expense increased in 1997 due to an increase in educational, marketing, and charitable contribution expense.

 PROVISIONS FOR LOAN LOSSES

     Management determines the adequacy of the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $230,000 in 1997; compared to $180,000 in 1996 and $180,000 in 1995. The allowance for loan losses as a percentage of gross loans outstanding was 1.24% at December 31, 1997; 1.39% at December 31, 1996; and 1.42% at December 31, 1995. The
 increased provision in 1997 is intended to provide adequate reserves for potential losses. Charge-offs as a percentage of average loans outstanding were .22% in 1997; .03% in 1996; and .04% in 1995. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.

     Management feels the allowance for loan losses is adequate as of December 31, 1997.

     The allowance for loan losses shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.

                                           YEAR ENDED DECEMBER 31
                                  1997       1996      1995        1994       1993
 Average balance of loans
   for period ($ in thousands)  $140,823   $130,783   $119,657   $105,027    $97,705

 Allowance for loan losses at
   beginning of period         1,924,686  1,780,893  1,643,646  1,370,621  1,096,654

 Loans charged off
   Commercial & Industrial      (155,650)   (47,809)   (54,088)   (27,864)   (95,561)
   Agriculture                         0          0          0          0          0
   Real Estate - Mortgage       (136,011)         0          0    (10,711)         0
   Installment & Other
     Consumer Loans              (58,581)   (25,133)   (15,174)   (10,100)   (11,151)

   Total Charge Offs            (350,242)   (72,942)   (69,262)   (48,675)  (106,712)

 Recoveries on loans
   previously charged off
   Commercial & Industrial        17,538     33,236     22,168          0     22,583
   Agricultural                        0          0          0          0          0
   Real Estate - Mortgage         18,582          0          0     11,810          0
   Installment & Other
     Consumer Loans                4,500      3,499      4,341      9,890      8,096

   Total Recoveries              $40,620    $36,735    $26,509    $21,700    $30,679

 Net loans charged off         ($309,622)  ($36,207)  ($42,753)  ($26,975)  ($76,033)

 Additions charged to
   operations                    230,000    180,000    180,000    300,000    350,000

 Allowance for loan losses
   at end of period           $1,845,064 $1,924,686 $1,780,893 $1,643,646 $1,370,621

 Ratio of net charge offs
   during period to average
   loans outstanding               0.22%      0.03%      0.04%      0.03%      0.08%

 LIQUIDITY AND INTEREST SENSITIVITY

     The Company's Asset Liability Management process provides an approach to management of liquidity, capital and interest rate risk, and to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost of with a minimum of loss and as a measure of balance sheet flexibility to react to market-place, regulatory, and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. The Company attempts, when possible to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Management believes liquidity is adequate.

     Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. From time to time, the Bank develops special term deposit products to attract present and potential customers. A significant portion of consumer deposits do not reprice or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. However, markets and consumer behavior do change and adjustments are necessary as customer preferences, competitive market conditions, liquidity, loan growth rates, and mix change. Management considers that an acceptable ratio for the rate sensitive assets to rate sensitive liabilities during periods of extended and less volatile rate increases or decreases between .75 and 1.25. The Bank is to generally maintain a one-year ratio of 1.00 - i.e., balanced ratio. At December 31, 1997 the Company was within the ratio limits.

 INVESTMENT PORTFOLIO

     The following table shows the relative maturities of the investment portfolio as of December 31, 1997. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%

                                       After one           After two        After five
                       Within          but within          but within       but within          Over
 ($ in thousands)     ONE YEAR         TWO YEARS           FIVE YEARS       TEN YEARS        TEN YEARS

                  AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT     YIELD   AMOUNT  YIELD   AMOUNT    YIELD
 U.S. Treasury    $1,984    5.04%    $ --       --      $ --       --      $ --     --     $ --       --

 U.S. Government
   agencies and
   corporations    4,500    6.40%     3,550    6.89%     18,354    6.33%    3,530  6.83%    5,014    6.41%

 State and
   political sub-
   divisions
   (domestic)      1,341    6.99%     2,020    6.91%      3,847    7.18%    5,341  7.09%     --       --

 Other bonds,
   notes, and
   debentures        647    5.75%      --       --         --       --       --     --       --       --

 Total            $8,472    6.16%    $5,570    6.89%    $22,201    6.48%   $8,871  6.99%   $5,014    6.41%

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. During 1995, the Bank reclassified all U.S. Treasury and other U.S. Government Agencies & Corporations as available-for-sale. State and Political subdivisions were classified as held-to maturity.

      At December 31, 1997 the net unrealized gain on securities available for sale, recorded as a separate component of stockholder's equity, was $100,543, net of deferred income taxes of $56,747.

      Securities with an approximate carrying value of $8,352,470 and $9,353,917, at December 31, 1997 and 1996 respectively, were pledged primarily to secure public deposits and for repurchase agreements.

      The following table sets forth the distribution of investment securities as of the dates indicated.

    ($ in
  thousands)                                  DECEMBER 31

                                 1997       1996      1995      1994      1993
 U.S. Treasury and
 other U.S. Government
 agencies and corporations    $36,932    $ 39,224  $ 34,597  $ 35,573  $ 31,327

 State and political
 subdivisions
   (domestic)                  12,549      11,714    10,333    10,981    10,259
 Other securities                 647         647        45        94       358

    Total                     $50,128    $ 51,585  $ 44,975  $ 46,648  $ 41,944

      An investment subsidiary, PSB Investments, Inc., was formed in May 1992, and currently holds approximately $36,531,815 in securities. Income tax expense was approximately $112,000 lower as a result of holding these securities at the subsidiary.

 LOAN PORTFOLIO

      The following table sets forth the approximate maturities of the loan portfolio, excluding non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 1997.

                                              MATURITY
                                              Over one
 ($ in thousands)                One year     year thru           Over
                                 OR LESS      FIVE YEARS       FIVE YEARS
 Commercial, industrial,
   and financial                 $ 24,190       $  8,882        $    250
 Agricultural                       2,033             41               0
 Real estate mortgage            $ 46,200       $ 51,770        $ 2 ,928
 Installment & other
   consumer loans                $  4,598       $  7,474        $    116

 Total                           $ 77,021       $ 68,167        $  3,294

 INTEREST SENSITIVITY

 Amounts of loans due after
  one year with:                                   Fixed         Variable
  ($ IN THOUSANDS)                                  RATE            RATE
 Commercial, industrial, and
   financial                                    $ 8,781         $    798
 Agriculture                                         41                0
 Real estate mortgage                            17,808           37,223
 Installment & other
   consumer loans                                 6,622            1,023

 Total                                          $33,252         $ 39,044

     Loan growth for the year ended December 31, 1997 was 8.19%; increasing from $138,011,133 at December 31, 1996 to $149,317,462 at December 31, 1997.
 The composition of loans outstanding as of the dates indicated are as follows:

 DECEMBER 31                 1997       1996       1995       1994       1993
 ($ in thousands)
 Commercial, industrial
   and financial          $ 31,314   $ 28,531   $ 27,291   $ 23,821   $ 24,432
 Agricultural                2,488      1,820      2,356      2,899      2,566
 Real estate:
   Mortgage                103,253     93,450     84,221     75,994     70,193
 Installment and other
   consumer loans           12,262     14,210     11,457      9,960      8,489

 Total                    $149,317   $138,011   $125,325   $112,674   $105,680

                                   -21

     The composition of loans in the loan portfolio shows a decrease in installment and other consumer loans. Competition in this market area is the main reason for this decline. All other loan categories have been steadily increasing every year.

     The Company's process for monitoring loan quality includes monthly analysis of delinquencies, risk element loans and potential problem loans.
 The Company's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

     A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     The Company maintained generally high loan quality during 1997. The following table sets forth the amount of risk element loans as of the dates indicated.

    ($ in
  thousands)                                            DECEMBER 31
                                     1997      1996      1995      1994      1993
 Loans on a non-accrual basis       $  835   $   247   $   376   $   646   $1,374
 Loans contractually past due
     ninety days or more as to
     interest or principal payments $    7   $   275   $     0   $     0   $    0

                                   -22-

 DEPOSITS

     The average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1997, 1996, 1995, 1994, and 1993 are:

                             1997             1996           1995           1994           1993

($ in thousands)       BALANCE   RATE   BALANCE   RATE  BALANCE   RATE  BALANCE   RATE  BALANCE   RATE
 Non-interest bearing
   demand deposits     $ 24,403         $ 24,729        $ 22,594        $ 21,950        $ 20,784

 Interest bearing
   demand and
   savings deposits      52,265  3.57%    47,179  3.43%   44,708  3.54%   46,593  3.06%   41,588  3.14%

 Time deposits          102,566  5.85%    94,179  5.88%   83,518  5.78%   66,241  4.60%   62,953  4.86%

 Total                 $179,234         $166,087        $150,820        $134,784        $125,325

     The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1997 is approximately $28,046,000. Their maturity distribution is as follows:

     - three months or less                        $ 8,264,000
     - over three months and through twelve months $16,750,000
     - over one year through five years            $ 3,032,000
     - over five years                             $       -0-

     The Bank does not have any deposits in foreign banking offices.

 YEAR 2000

 The Company has conducted a comprehensive review of its computer system to identify the systems that could be affected by the "Year 2000 Issue" and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems and that the Company will experience no material adverse effect with respect to its operation, liquidity or consolidated financial condition. All costs incurred which have been expensed and future costs to be incurred are not expected to materially impact the Company's results of operations and capital resources.

 FUTURE ACCOUNTING CHANGES

     The financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in June 1997. SFAS No. 130 requires all items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 will not have an impact on the Company's financial condition or results of operations once implemented.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, SFAS No. 131 requires the Company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocated resources to segments. The adoption of SFAS No. 131 will not have an impact on the Company's financial condition or results of operations once implemented.

 SELECTED FINANCIAL DATA
                                                Year Ended December 31
 ($ IN THOUSANDS)                    1997      1996      1995      1994      1993
 Income Statement Data:
 Interest Income                  $15,744   $14,824   $13,654   $11,555   $11,103
 Interest Expense                   8,253     7,769     7,055     4,936     4,757
 Net Income                         2,103     2,157     2,020     1,951     2,100
 Basic and Diluted Earnings Per
   Average Share of Common Stock     2.37      2.39      2.24      2.17      2.38
 Dividends Per Share on
   Common Stock                      0.90      0.85      0.82      0.80      0.75


 ($ IN THOUSANDS)

 Balance Sheet Data:
 Total Assets                    $215,019  $204,158  $190,781  $171,470  $158,108
 Total Deposits                   186,603   178,129   160,445   140,476   133,769
 Common Equity                      1,805     1,805     1,805     1,805     1,795
 Total Stockholders Equity         19,217    18,289    17,452    15,098    14,644
 Book Value Per Share of
   Common Stock                     21.76     20.42     19.34     16.73     16.32

      The ratio of net income to average total assets and shareholders' equity and certain other ratios are presented below for the years ended December 31:

                             1997        1996       1995        1994        1993
 Net income as a
 percentage of:

 Average total assets       1.02%       1.10%      1.13%       1.21%       1.41%
 Average shareholders'
   equity                  11.15%      11.98%     12.15%      12.66%      15.08%
 Dividend payout ratio
   (dividends declared
   divided by net income)  37.85%      35.40%     36.63%      37.00%      31.78%
 Average shareholders'
   equity to average        9.15%       9.16%      9.27%       9.58%       9.36%
   total assets

 SUMMARY QUARTERLY FINANCIAL INFORMATION
 The following is a summary of the quarterly results of operations for the years ended December 31, 1997, 1996 and 1995.

                                              Three months ended

                                        March 31    June 30    September 30    December 31

 (in thousands, except per share data)
 1997
 Interest income                          $3,757     $3,898          $3,977         $4,112
 Interest expense                         $1,978     $2,041          $2,088         $2,146
 Net interest income                      $1,779     $1,857          $1,889         $1,966
 Provision for loan losses                   $45        $45             $65            $75
 Net income applicable to common stock      $581       $561            $626           $335
 Earnings per common share                 $0.65      $0.63           $0.70          $0.39

 1996
 Interest income                          $3,644     $3,624          $3,722         $3,834
 Interest expense                         $1,919     $1,912          $1,960         $1,978
 Net interest income                      $1,725     $1,712          $1,762         $1,856
 Provision for loan losses                   $45        $45             $45            $45
 Net income applicable to common stock      $656       $495            $617           $389
 Earnings per common share                 $0.73      $0.55           $0.68          $0.43

 1995
 Interest income                          $3,210     $3,366          $3,477         $3,601
 Interest expense                         $1,535     $1,772          $1,839         $1,909
 Net interest income                      $1,675     $1,594          $1,638         $1,692
 Provision for loan losses                   $75        $75             $15            $15
 Net income applicable to common stock      $528       $453            $606           $433
 Earnings per common share                 $0.58      $0.51           $0.67          $0.48

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of then market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in footnotes 15 and 18 on the Notes to The Financial Statements.

     The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure ot obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

     Additional information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under subcaptions "Results of Operations", "Net Interest Income", "Provision for Loan Losses", "Liquidity and Interest Sensitivity", "Investment Portfolio", and "Deposits" under Item 7, Management's Discussion and Analysis of Financial Conditions.

                                   -27

 Item 8.  Financial Statements and Supplementary Data.


                            INDEPENDENT AUDITOR'S REPORT




 Board of Directors
 PSB Holdings, Inc.
 Wausau, Wisconsin


 We have audited the accompanying consolidated balance sheets of PSB HOLDINGS, INC. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB HOLDINGS, INC. and Subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles.



                                    WIPFLI ULLRICH BERTELSON LLP
                                    Wipfli Ullrich Bertelson LLP


 February 3, 1998
 Wausau, Wisconsin

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1997 and 1996
                                                        1997            1996
 ASSETS

 Cash and due from banks                          $  10,622,727   $   9,982,974
 Interest-bearing deposits with banks                   153,271         169,303
 Investment securities:
   Held to maturity (fair values of $12,704,104
     and $11,762,878, respectively)                  12,549,359      11,713,698
   Available for sale (at fair value)                37,579,114      39,871,099
 Loans held for sale                                    300,500         279,675
 Loans receivable, net of allowance for loan
   losses of $1,845,064 and $1,924,686 in
   1997 and 1996, respectively                      147,171,898     135,806,772
 Accrued interest receivable                          1,737,493       1,790,905
 Premises and equipment                               3,746,432       3,701,187
 Other assets                                         1,158,255         842,799

 TOTAL ASSETS                                     $ 215,019,049   $ 204,158,412


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing deposits                     $  27,564,502   $  28,486,255
 Interest-bearing deposits                          159,038,203     149,642,648

   Total deposits                                   186,602,705     178,128,903

 Short-term borrowings                                3,960,042       5,766,631
 Long-term borrowings                                 3,000,000
 Other liabilities                                    2,239,127       1,973,954

      Total liabilities                             195,801,874     185,869,488

 Stockholders' equity:
   Common stock - No-par value with a stated
   value of $2 per share:
      Authorized - 1,000,000 shares
      Issued     -   902,425 shares                   1,804,850       1,804,850
   Additional paid-in capital                         7,158,505       7,158,505
   Retained earnings                                 10,955,877       9,649,112
   Unrealized gain (loss) on securities
     available for sale, net of tax                     100,543          (8,543)
   Treasury stock, at cost - 19,190 shares
     in 1997 and 7,000 shares in 1996                  (802,600)       (315,000)

      Total stockholders' equity                     19,217,175      18,288,924

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 215,019,049   $ 204,158,412

            See accompanying notes to consolidated financial statements.

                                  PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 31, 1997, 1996, and 1995
                                                     1997          1996        1995
 Interest income:
   Interest and fees on loans                 $ 12,688,023   $ 11,757,028   $ 10,783,294
   Interest on investment securities:
      Taxable                                    2,370,859      2,330,456      2,129,632
      Tax-exempt                                   580,323        552,324        564,702
   Other interest and dividends                    104,758        184,151        175,908

      Total interest income                     15,743,963     14,823,959     13,653,536

 Interest expense:
   Deposits                                      7,871,730      7,156,077      6,408,608
   Short-term borrowings                           343,207        612,585        646,238
   Long-term borrowings                             37,981

      Total interest expense                     8,252,918      7,768,662      7,054,846

 Net interest income                             7,491,045      7,055,297      6,598,690
 Provision for loan losses                         230,000        180,000        180,000

 Net interest income after provision for
   loan losses                                   7,261,045      6,875,297      6,418,690

 Noninterest income:
   Service fees                                    483,756        518,271        468,219
   Net realized gain on sale of securities
     available for sale                              3,120                        26,415
   Gain on sale of other real estate                              202,398
   Other operating income                          257,828        269,486        188,055

      Total noninterest income                     744,704        990,155        682,689

 Noninterest expenses:
   Salaries and employee benefits                2,948,292      2,701,445      2,313,123
   Occupancy                                       727,583        708,288        526,912
   Federal deposit insurance premiums               21,442          2,000        160,621
   Data processing                                  74,701        195,261        190,864
   Director expense                                179,800        163,923        138,730
   Other operating                                 980,222        943,938        859,959

      Total noninterest expenses                 4,932,040      4,714,855      4,190,209

 Income before income taxes                      3,073,709      3,150,597      2,911,170
 Provision for income taxes                        971,000        994,000        891,000

 Net income                                   $  2,102,709   $  2,156,597   $  2,020,170

 Basic and diluted earnings per share         $       2.37   $       2.39   $       2.24

 Weighted average shares outstanding               887,988        900,641        902,425

            See accompanying notes to consolidated financial statements.

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1997, 1996, and 1995
                                                                  Unrealized
                                                                  Gain (Loss)
                                                                  on Securi-
                                         Additional               ties Avail-
                                Common    Paid-In     Retained      able For    Treasury
                                Stock     Capital     Earnings      For Sale     Stock
 Balance, January 1, 1995    $1,804,850  $5,123,505  $ 9,010,755  $ (840,791)  $
 Net income                                            2,020,170
 Transferred from retained
   earnings                                 803,000     (803,000)
 Cash dividend (at $.82
   per share)                                           (739,989)
 Unrealized gain on
   securities available
   for sale - Net of tax                                           1,073,064

 Balance, December 31, 1995   1,804,850   5,926,505    9,487,936     232,273
 Net income                                            2,156,597
 Transferred from retained
   earnings                               1,232,000   (1,232,000)
 Cash dividend (at $.85
   per share)                                           (763,421)
 Purchase of treasury stock                                                      (315,000)
 Unrealized loss on
   securities available
   for sale - Net of tax                                            (240,816)

 Balance, December 31, 1996   1,804,850   7,158,505    9,649,112      (8,543)    (315,000)
 Net income                                            2,102,709
 Cash dividend (at $.90
   per share)                                           (795,944)
 Purchase of treasury stock                                                      (487,600)
 Unrealized gain on
   securities available
   for sale - Net of tax                                             109,086

 Balance, December 31, 1997  $1,804,850  $7,158,505  $10,955,877  $  100,543   $ (802,600)

            See accompanying notes to consolidated financial statements.

                                  PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1997, 1996, and 1995
                                                      1997          1996          1995
 Cash flows from operating activities:
  Net income                                      $ 2,102,709   $ 2,156,597   $ 2,020,170
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for depreciation and net
      amortization                                     482,664      448,472       315,897
     Benefit from deferred income taxes               (108,900)     (52,300)      (41,300)
     Provision for loan losses                         230,000      180,000       180,000
     Proceeds from sales of loans held for sale      4,369,580    1,058,993       656,519
     Originations of loans held for sale            (4,344,817)  (1,325,480)     (650,000)
     Gain on sale of loans                             (45,588)     (13,188)       (6,519)
     Net gain on sale of other real estate                         (202,398)
     Net gain on sale of securities available for
      sale                                              (3,120)                   (26,415)
     Changes in operating assets and liabilities:
       Accrued interest receivable                      53,412     (248,004)     (111,307)
       Other assets                                   (285,484)    (118,169)       40,681
       Other liabilities                               265,173      188,535       101,168

  Net cash provided by operating activities          2,715,629    2,073,058     2,478,894

  Cash flows from investing activities:
     Proceeds from sale and maturities of:
       Held to maturity securities                   2,366,913    2,565,079     2,130,000
       Available for sale securities                10,953,084   13,109,137    10,309,545
     Payment for purchase of:
       Held to maturity securities                  (3,221,710)  (3,963,240)   (1,492,188)
       Available for sale securities                (8,496,561) (18,583,686)   (7,821,452)
     Net increase in loans                         (11,595,126) (12,227,971)  (12,693,393)
     Net (increase) decrease in interest-
       bearing deposits with banks                      16,032    1,448,830    (1,608,331)
     Net decrease (increase) in federal funds sold                5,683,000    (5,683,000)
     Capital expenditures                             (482,177)    (659,051)   (1,494,890)
     Proceeds from sale of other real estate                         14,500

  Net cash used in investing activities            (10,459,545) (12,613,402)  (18,353,709)

  Cash flows from financing activities:
     Net increase (decrease) in noninterest-
      bearing deposits                                (921,753)   1,926,820     1,539,190
     Net increase in interest-bearing deposits       9,395,555   15,757,491    18,429,033
     Net decrease in short-term borrowings          (1,806,589)  (5,332,867)   (3,111,159)
     Proceeds from issuance of long-term
      borrowings                                     3,000,000
     Dividends paid                                   (795,944)    (763,421)     (739,989)
     Purchase of treasury stock                       (487,600)    (315,000)

  Net cash provided by financing activities          8,383,669   11,273,023    16,117,075

 Net increase in cash and due from banks               639,753      732,679       242,260
 Cash and due from banks at beginning                9,982,974    9,250,295     9,008,035

 Cash and due from banks at end                   $ 10,622,727  $ 9,982,974   $ 9,250,295

                                  PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1997, 1996, and 1995
 (Continued)
                                                     1997         1996          1995
 Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                   $  8,101,757   $ 7,738,779   $ 6,873,206
     Income taxes                                  1,008,124       960,348       935,424
 Noncash investing and financing activities:
  Loans charged off                                  350,242        72,942        69,262
  Loans refinanced from other real estate                         (215,000)
  Loans transferred to other real estate             300,989

            See accompanying notes to consolidated financial statements.

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPAL BUSINESS ACTIVITY

 PSB Holdings, Inc. and Subsidiary (the "Company"), operates Peoples State Bank (the "Bank"), a full service financial institution with a primary marketing area including, but not limited to, the greater Wausau, Wisconsin area and Marathon County. It provides a variety of banking products.

 PRINCIPLES OF CONSOLIDATION

 All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to the general practices within the banking industry.

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

 CASH EQUIVALENTS

 For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

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

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based upon reviews of individual credits, recent loss experience, current economic conditions, composition of the loan portfolio, and other relevant factors. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.
 LOANS HELD FOR SALE

 Mortgage loans originated and intended for sale in the secondary market are carried at the lower cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

 FORECLOSED REAL ESTATE

 Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

 RETIREMENT PLANS

 The Company had a noncontributory defined benefit pension plan which covered substantially all full-time employees. The Company also maintains a defined contribution 401(k) profit-sharing plan which covers substantially all full-time employees.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 INCOME TAXES

 Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

 EARNINGS PER SHARE

 Earnings per share are based upon the weighted average number of shares outstanding.

 RECLASSIFICATIONS

 Certain prior year balances have been reclassified to conform to current year presentation.

 NOTE 2 - FORMATION OF THE HOLDING COMPANY

 The Company was formed in 1995. The Bank shareholders received the Company's common stock in exchange for all the outstanding shares of the Bank. This business combination has been accounted for as a pooling of interests and accordingly, the operations of the Bank are included for all years presented.

 NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLES

 Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In part, this SFAS changed the method of accounting for serviced loans and superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company during 1996. The adoption had no effect on the financial statements during the year of adoption.

 Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." There is no impact on net income as a result of the adoption of SFAS No. 128. This statement requires the reporting of both basic and diluted earnings per share.

 Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." There was no impact on net income as a result of the adoption of SFAS No. 121. The Company had no long-lived assets considered to be impaired at the time of adopting the standard.

 Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no impact on net income as a result of the adoption of SFAS No. 114 at January 1, 1995.

 NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

 Cash and due from banks in the amount of $742,000 was restricted at December 31, 1997 to meet the reserve requirements of the Federal Reserve System.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - INVESTMENT SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:
                                                   Gross       Gross     Estimated
                                     Amortized  Unrealized  Unrealized      Fair
                                       COST        GAINS      LOSSES       VALUE
 DECEMBER 31, 1997
 Securities held to maturity:
  Obligations of states and
    political subdivisions       $  12,549,359  $ 156,452  $   1,707   $ 12,704,104

 Securities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                 $  36,774,446  $ 219,733  $  62,443   $ 36,931,736

  Other equity securities              647,378                              647,378

 Totals                          $  37,421,824  $ 219,733  $  62,443   $ 37,579,114

 DECEMBER 31, 1996

 Securities held to maturity:
  Obligations of states and
    political subdivisions       $  11,713,698  $  88,365  $  39,185   $ 11,762,878

 Securities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                 $  39,233,521  $ 247,027  $  256,827  $ 39,223,721

  Other equity securities              647,378                              647,378

 Totals                          $  39,880,899  $ 247,027  $  256,827  $ 39,871,099

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

 The amortized cost and estimated fair value of debt securities held to maturity and securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                  Amortized           Fair
                                                     Cost            Value
    SECURITIES HELD TO MATURITY

 Due in one year or less                       $  1,341,161    $   1,345,274
 Due after one year through five years            5,868,525        5,939,060
 Due after five years through ten years           5,339,673        5,419,770

 Totals                                        $  12,549,359   $  12,704,104

     SECURITIES AVAILABLE FOR SALE

 Due in one year or less                       $  6,487,915    $   6,484,650
 Due after one year through five years           21,284,693       21,402,327
 Due after five years through ten years           2,998,447        3,001,046

 Totals                                          30,771,055       30,888,023

 Mortgage-backed securities                       6,003,391        6,043,713

 Totals                                        $  36,774,446   $  36,931,736

 Securities with an approximate carrying value of $8,352,470 and $9,353,917 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

 During 1997, proceeds from security sales were $2,351,230. Gross gains and losses on those sales were $17,656 and $14,536, respectively. During 1996, no investment securities were sold. Proceeds from securities sales in 1995 were $4,543,438. Gross gains of $26,415 were realized on those sales.

 As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on asset size. This stock is recorded at cost which approximates fair value. Transfer of the stock is substantially restricted. Equity securities include $602,000 of FHLB stock at December 31, 1997 and 1996.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 6 - LOANS

 The composition of loans is as follows:
                                             1997             1996
          Commercial                    $  33,801,290   $  30,350,578
          Real estate                     102,953,287      93,170,562
          Consumer                         12,262,385      14,210,318

          Subtotals                       149,016,962     137,731,458
          Allowance for loan losses        (1,845,064)     (1,924,686)

          Net loans                     $ 147,171,898   $ 135,806,772

 The Company, in the ordinary course of business, grants loans to its executive officers and directors, including their families and firms in which they are principal owners. All loans to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features. Activity in such loans is summarized below:

                                                1997            1996
          Loans outstanding, January 1     $  2,594,547    $  2,757,077
          New loans                          10,308,486         474,182
          Repayment                          (5,110,047)       (636,712)

          Loans outstanding, December 31   $  7,792,986    $  2,594,547

 The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired and which fall within the scope of SFAS No. 114. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 6 - LOANS (CONTINUED)

 An analysis of impaired loans follows:
     AT DECEMBER 31,                                    1997         1996
 Nonaccrual                                          $  484,290   $   42,769
 Accruing income                                        639,827      269,537

 Total impaired loans                                 1,124,117      312,306
 Less - Allowance for loan losses                       178,000       20,000

 Net investment in impaired loans                    $  946,117   $  292,306

     YEARS ENDED DECEMBER 31,              1997         1996         1995

 Average recorded investment, net of
   allowance for loan losses           $1,191,098    $  304,400   $  590,000

 Interest income recognized            $   83,195    $   23,001   $   63,481

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

 An analysis of the allowance for loan losses for the three years ended
 December 31, follows:
                                               1997          1996          1995
 Balance, January 1                       $  1,924,686   $ 1,780,893   $ 1,643,646
 Provision charged to operating expense        230,000       180,000       180,000
 Recoveries on loans                            40,620        36,735        26,509
 Loans charged off                            (350,242)      (72,942)      (69,262)

 Balance, December 31                     $  1,845,064   $ 1,924,686   $ 1,780,893

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7 - PREMISES AND EQUIPMENT

 An analysis of premises and equipment follows:
                                                          1997          1996
          Land                                       $    627,345   $   570,946
          Buildings and improvements                    3,163,710     2,949,856
          Furniture and equipment                       2,623,199     2,414,111
          Construction in progress                          2,836

          Totals                                        6,417,090     5,934,913
          Accumulated depreciation and amortization     2,670,658    (2,233,726)

          Net book value                             $  3,746,432   $ 3,701,187

 Depreciation and amortization charged to operating expenses amounted to $436,933 in 1997, $402,589 in 1996, and $253,596 in 1995.

 NOTE 8 - DEPOSITS

 At December 31, 1997, certificate and IRA accounts have scheduled maturity dates as follows:
          1998                                    $  86,682,202
          1999                                       14,150,354
          2000                                        2,981,157
          2001                                          319,901

          Total                                   $ 104,133,614

 Certificate of deposit accounts with individual balances greater than $100,000 totaled $23,045,981 and $10,916,231 at December 31, 1997 and 1996,
 respectively.

 Deposits from Company directors, officers, and related parties at December 31, 1997 and 1996 totaled $7,866,698 and $5,608,102, respectively.

 NOTE 9 - SHORT-TERM BORROWINGS

 The composition of short-term borrowings at December 31, follows:
                                                            1997         1996
          Securities sold under repurchase agreements   $ 3,960,042  $ 3,569,631
          Federal funds purchased                         2,197,000
          Total short-term borrowings                   $ 3,960,042  $ 5,766,631

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - SHORT-TERM BORROWINGS (CONTINUED)

 As a member of the FHLB system, the Company may draw on a line of credit totaling $12,040,000. At December 31, 1997, the Company had drawn $3,000,000 as detailed in Note 10.

 The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:
                                          1997           1996            1995
 As of end of year:
   Weighted average rate                     6.14%           5.53%           6.18%
 For the year:
   Highest month-end balance        $  11,983,134    $ 15,503,184    $ 13,410,236
   Daily average balance                5,555,857      10,168,909      10,732,363
   Weighted average rate                     6.18%           6.03%           6.00%

 NOTE 10 - LONG-TERM BORROWINGS
 Long-term borrowings at December 31, 1997, consist of the following:
 Note payable to the FHLB, monthly interest payments only at 5.70%,
   due April 5, 1999                                                    $  2,000,000
 Note payable to the FHLB, monthly interest payments only at 5.90%,
   due April 30, 1999                                                      1,000,000

 Totals                                                                 $  3,000,000

 The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling in excess of $5,000,000 at December 31, 1997.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 11 - RETIREMENT PLANS

 Effective January 1, 1997, the Company terminated its defined benefit pension plan. Monthly benefits currently paid to retirees were not affected by the plan's termination. The Company received regulatory approval to distribute participants' vested defined benefit pension plan balances to participants or into the Company's 401(k) profit-sharing plan. All assets were distributed in January 1998.

 The benefits were based on years of service and the employee's highest consecutive five-year average earnings. Contributions were intended to provide not only benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy was to annually contribute the maximum amount deductible for federal income tax purposes.

 The plan assets were invested primarily in U.S. Treasury and Agency issues, with approximately $250,000 and $375,000 invested in certificates of deposit of the Bank at December 31, 1997 and 1996, respectively.

 Under the provisions of SFAS No. 88, "Employers' Accounting for Settlements
 and Curtailments of Defined Benefit Pension Plans and for Termination
 Benefits," this transaction constitutes a curtailment, which resulted in the recognition of a gain to the Company as of December 31, 1996, determined as follows:
                                                               Effect of
                                                  Before      Curtailment      After
                                               CURTAILMENT    (GAIN) LOSS   CURTAILMENT
 Actuarial present value of benefit
   obligations:
     Vested benefit obligation                $ (1,544,424)   $             $ (1,544,424)
     Nonvested benefit obligation                  (50,786)                      (50,786)

   Accumulated benefit obligation               (1,595,210)                   (1,595,210)
   Effect of projected future compensation
     levels                                       (635,379)     635,379

   Projected benefit obligation                 (2,230,589)     635,379       (1,595,210)
   Plan assets at fair value                     1,643,439                     1,643,439

   Projected benefit obligation in excess
     of plan assets                               (587,150)     635,379           48,229
   Unrecognized net loss                           696,176     (634,047)          62,129
   Unrecognized net transition asset               (62,129)                      (62,129)

 Prepaid pension cost recognized in the
   consolidated balance sheets                $     46,897    $   1,332     $     48,229

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 11 - RETIREMENT PLANS (CONTINUED)

 The following table sets forth the plan's funded status and the amounts reflected in the accompanying balance sheets at December 31:
                                                      1997          1996
 Actuarial present value of benefit obligations:
   Vested benefit obligation                      $(1,666,759)  $(1,544,424)
   Nonvested benefit obligation                                     (50,786)

   Accumulated benefit obligation                  (1,666,759)   (1,595,210)
   Effect of projected future compensation levels

   Projected benefit obligation                    (1,666,759)   (1,595,210)
   Plan assets at fair value                        1,855,500     1,643,439

   Plan assets in excess of projected benefit
     obligation                                       188,741        48,229
   Unrecognized net loss                               78,411        62,129
   Unrecognized net transition asset                  (55,343)      (62,129)

 Prepaid pension cost recognized in the balance
   sheet                                          $   211,809   $    48,229

 Net pension cost for December 31 included the following components:

                                                      1997        1996           1995

 Service cost - Benefits earned during the period $             $   108,080   $  93,390
 Interest cost on projected benefit obligation        110,308       141,725     131,350
 Actual return on plan assets                         (87,256)      (79,499)   (133,375)
 Net amortization and deferral                        (23,068)       (9,345)     47,661

 Net periodic pension cost                        $       (16)  $   160,961   $ 139,026

 The following assumptions were used in
   determining the projected benefit obligation:

                                                        1997          1996       1995

 Discount rate                                          7.00%         7.00%       7.00%
 Rates of increase in future compensation levels        0.00%         0.00%       5.00%
 Expected long-term rate of return on assets            5.79%         7.00%       7.00%

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 11 - RETIREMENT PLANS (CONTINUED)

 On January 30, 1998, the Company settled the defined benefit pension plan obligation by transferring existing plan assets to the 401(k) profit-sharing plan.  However, the benefit plan obligation exceeded existing plan assets by
 $202,738.  This shortfall was eliminated by the Company via a final cash payment to the plan.  Under the provisions of SFAS No. 88, this transaction constitutes a settlement, which results in the recognition of a loss to the
 Company to be recorded during 1998, determined as follows:
          Excess of plan benefit obligations over
            plan assets at settlement of plan          $    202,738
          Prepaid pension cost at settlement date           203,153

          Loss on pension settlement                   $    405,891

 The Company also maintains a 401(k) profit-sharing plan for its employees. The Company matches 50 percent of the employee's deferrals up to the first 4 percent of pay deferred. During 1997, the Company also declared a discretionary profit-sharing contribution. The expense of the plan for the years ended December 31, 1997, 1996, and 1995 was $143,940, $30,442, and
 $26,846, respectively.

 The Company also maintains an unfunded retirement plan for its directors. The plan pays directors who have at least 15 years of service at retirement 50 percent of the fees received during their final five years as a director. Currently five directors are eligible for benefits. The plan expense totaled $46,000 and $40,000 for the years ended December 31, 1997 and 1996, respectively. There was no plan expense in 1995. The liability in the financial statements for this plan was $156,285 and $130,488 at December 31, 1997 and 1996, respectively.

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

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12 - POST-RETIREMENT HEALTH CARE BENEFITS (CONTINUED)

 The following table sets forth the plan's funded status and the amounts reflected in the accompanying balance sheets at December 31:
                                                                   1997          1996
     Accumulated post-retirement benefit obligation (APBO):
       Retirees                                               $   (46,596)   $ (47,212)
       Fully eligible actives                                     (35,330)     (31,299)
       Other actives                                             (127,853)    (113,264)

     Total APBO                                               $  (209,779)   $ (191,775)

       Funded status                                          $  (209,779)   $ (191,775)
       Unrecognized:
       Prior service cost                                          88,009        95,405
       Net gain                                                   (14,409)      (14,409)

     Accumulated post-retirement benefit cost                 $  (136,179)   $ (110,779)

 The accumulated post-retirement benefit cost is classified on the balance sheets in other liabilities.

 Net post-retirement health care cost for December 31 included the following components:
                                            1997       1996        1995
 Service cost                             $ 7,778    $ 7,235     $ 5,889
 Interest cost                             14,233     13,001      11,840
 Amortization of:
   Prior service cost                       7,396      7,396       7,396
   Net gain                                                       (1,109)

   Net periodic benefit cost              $29,407    $27,632     $24,016

 The following assumptions were used to determine the accumulated benefit obligation at December 31:
                                                            1997    1996
 Discount rate                                              7.50%   7.50%

 Health care cost trend rate                                7.25%   7.50%

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12 - POST-RETIREMENT HEALTH CARE BENEFITS (CONTINUED)

 The health care cost trend rate is anticipated to decrease to 5 percent in
 0.25 percent per year decrements over a ten-year period.
                                                            1997      1996       1995
 Impact of 1 percent increase in medical trend rate:
   On service cost and interest cost                      $   847   $   778    $   684
   On APBO, December 31                                     8,362     7,644      6,981

 NOTE 13 - INCOME TAXES

 The components of the income tax provision are as follows:
                                                           1997        1996        1995
 Current income tax provision:
   Federal                                            $   965,900   $ 902,300  $ 819,000
   State                                                  114,000     144,000    113,300
 Total current                                          1,079,900   1,046,300    932,300

 Deferred income tax benefit:
   Federal                                                (85,900)    (41,300)   (32,600)
   State                                                  (23,000)    (11,000)    (8,700)

 Total deferred                                          (108,900)    (52,300)   (41,300)

 Total provision for income taxes                     $   971,000   $ 994,000  $ 891,000

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 13 - INCOME TAXES (CONTINUED)

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The major components of the net deferred tax assets are as follows:
                                                              1997        1996
 Deferred tax assets:
   Allowance for loan losses                              $  613,600   $ 645,000
   Deferred compensation                                      69,300      59,100
   Post-retirement health care benefits                       56,500      47,400
   Unrealized loss on securities available for sale                          663

 Gross deferred tax assets                                   739,400     752,163

 Deferred tax liabilities:
   Unrealized gain on securities available for sale           56,747
   Premises and equipment                                    151,300     115,600
   Employee pension plan                                      80,200      19,100

 Gross deferred tax liabilities                              288,247     134,700

 Net deferred tax assets                                  $  451,153   $ 617,463

 A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December
 31, follows:
                                        1997                1996              1995
                                         Percent of          Percent of         Percent of
                                           Pretax              Pretax            Pretax
                                  AMOUNT   INCOME     AMOUNT   INCOME   AMOUNT   INCOME
 Tax expense at statutory rate $1,045,000  34.0%   $1,071,200  34.0%  $ 989,800  34.0%
 Increase (decrease) in taxes
   resulting from:
   Tax-exempt interest           (174,500) (5.7%)    (169,200) (5.4%)  (173,400) (6.0%)
   State income tax                60,000   2.0%       88,000   2.8%     69,000   2.4%
   Other                           40,500   1.3%        4,000    .1%      5,600    .2%

 Provision for income taxes    $  971,000  31.6%   $  994,000  31.5%  $ 891,000  30.6%

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 14 - LEASES

 The Company leases various pieces of equipment under cancelable leases and space for a branch location under a noncancelable lease.  All leases are classified as operating.  Future minimum payments under the noncancelable lease are as follows:
          1998                                      $     22,000
          1999                                            24,726
          2000                                            25,540
          2001                                            26,389
          2002                                            27,252
          Thereafter                                       2,277

          Total                                     $    128,184

 Rental expense for all operating leases was $12,735, $10,926, and $10,363 for the years ended December 31, 1997, 1996, and 1995, respectively.

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
                                                    1997             1996
 Commitments to extend credit                 $  17,678,590     $ 14,162,116
 Letters of credit                                  924,841        1,341,142
 Credit card commitments                          2,388,240        1,837,542

 Totals                                       $  20,991,671     $ 17,340,800

 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

 Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. The commitments are structured to allow for 100 percent collateralization on all letters of credit.

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

 INTEREST RATE RISK

 The Company originates and holds adjustable rate mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 1997, none of the approximately $841,873 of variable rate loans had reached the interest rate cap.

 NOTE 16 - CAPITAL REQUIREMENTS

 The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

 Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 16 - CAPITAL REQUIREMENTS (CONTINUED)

 As of December 31, 1997 and 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

 The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                           To Be Well
                                                                       Capitalized Under
                                                      For Capital      Prompt Corrective
                                    ACTUAL         ADEQUACY PURPOSES   ACTION PROVISIONS
                              AMOUNT      RATIO      AMOUNT    RATIO     AMOUNT    RATIO
 As of December 31, 1997:
  Total capital (to risk
    weighted assets):
    Consolidated           $  20,964,000  14.2%  $ 11,818,000  8.0%           N/A
    Subsidiary bank        $  20,830,000  14.1%  $ 11,818,000  8.0%  $ 14,772,000  10.0%

  Tier I capital (to
    risk weighted assets):
    Consolidated           $  19,117,000  12.9%  $  5,909,000  4.0%           N/A
    Subsidiary bank        $  18,983,000  12.8%  $  5,909,000  4.0%  $  8,863,000   6.0%

  Tier I capital (to
    average assets):
    Consolidated           $  19,117,000   9.0%  $  8,492,000  4.0%           N/A
    Subsidiary bank        $  18,983,000   8.9%  $  8,492,000  4.0%  $ 10,615,000   5.0%

 As of December 31, 1996:
  Total capital (to risk
    weighted assets):
    Consolidated           $  19,878,000  15.7%  $ 10,118,000  8.0%           N/A
    Subsidiary bank        $  19,729,000  15.6%  $ 10,118,000  8.0%  $ 12,647,000  10.0%

  Tier I capital (to
   risk weighted assets):
    Consolidated           $  18,297,000  14.5%  $ 5,059,000   4.0%           N/A
    Subsidiary bank        $  18,148,000  14.4%  $ 5,059,000   4.0%  $  7,588,000   6.0%

  Tier I capital (to
    average assets):
    Consolidated           $  18,297,000   9.1%  $ 8,061,000   4.0%           N/A
    Subsidiary bank        $  18,148,000   9.0%  $ 8,061,000   4.0%  $10,076,000    5.0%

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 17 - RESTRICTIONS ON RETAINED EARNINGS

 The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to the Company. At December 31, 1997, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $7,819,000.

 NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

 SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

 CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold approximate the fair value of these assets.

 INVESTMENT SECURITIES: Fair values for investment securities are based on quoted market prices.
 LOANS: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. In addition, for impaired loans, marketability and appraisal values were considered in the fair value determination. The carrying amount of accrued interest approximates its fair value.

 DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as demand deposits, NOW accounts, savings and money market accounts, is equal to the amount payable on demand at the reporting date. Fair value for fixed rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

 SHORT-TERM BORROWINGS: The carrying amount of short-term borrowings approximates their fair value.

 LONG-TERM BORROWINGS: The fair value of the Company's long-term borrowings (other than deposits) is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

 OFF-BALANCE SHEET INSTRUMENTS: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present credit worthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

 The carrying amounts and fair values of the Company's financial instruments consisted of the following at December 31:
                                                1997                        1996
                                      Carrying      Estimated     Carrying      Estimated
                                       AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
 Financial assets:
   Cash and short-term investments  $ 10,775,998  $ 10,775,998  $ 10,152,277  $ 10,152,277
   Investment securities              50,128,473    50,283,218    51,584,797    51,633,977
   Net loans                         147,437,398   147,309,558   136,086,447   136,038,108

 Financial liabilities:
   Deposits                          186,602,705   186,951,870   178,128,903   178,548,854
   Short-term borrowings               3,960,042     3,960,042     5,766,631     5,766,631
   Long-term borrowings                3,000,000     2,960,274

 LIMITATIONS

 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets, and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

 The following condensed balance sheets as of December 31, 1997 and 1996, and condensed statements of income and cash flows for the years ended December 31, 1997, 1996, and the seven-month period ended December 31, 1995 (from date of parent company inception) for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                   BALANCE SHEETS
                             December 31, 1997 and 1996
ASSETS
                                                1997            1996
 Cash and due from banks                  $    535,485     $    529,371
 Investment in subsidiary                   19,082,913       18,139,868
 Other assets                                   97,001           98,516

 Total assets                             $ 19,715,399     $ 18,767,755


LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued dividends payable                $    498,224     $    478,831
 Total stockholders' equity                 19,217,175       18,288,924

 Total liabilities and stockholders'
   equity                                 $ 19,715,399     $ 18,767,755

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                                STATEMENTS OF INCOME
                     Years Ended December 31, 1997 and 1996, and
                     Seven-Month Period Ended December 31, 1995
                                                          1997        1996         1995
 Income:
   Dividends from subsidiary                        $  1,311,000  $ 1,157,800  $ 1,238,047
   Interest                                                2,893           11

     Total income                                      1,313,893    1,157,811    1,238,047

 Expenses:
   Interest                                                6,782        5,919
   Other                                                  58,360       59,923       12,552

     Total expenses                                       65,142       65,842       12,552

 Income before income taxes and equity in
   undistributed net income of subsidiary              1,248,751    1,091,969    1,225,495
 Income tax benefit                                       20,000       21,000        4,000

 Net income before equity in undistributed
   net income of subsidiary                            1,268,751    1,112,969    1,229,495
 Equity in undistributed net income of subsidiary        833,958    1,043,628      790,675

 Net income                                         $  2,102,709  $ 2,156,597  $ 2,020,170

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF CASH FLOWS
                      Years Ended December 31, 1997, 1996, and
                     Seven-Month Period Ended December 31, 1995
                                                 1997          1996          1995
 Cash flows from operating activities:
  Net income                                $  2,102,709   $ 2,156,597   $ 2,020,170
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Equity in net income of subsidiary       (2,144,958)   (2,201,428)   (2,028,722)
     Net amortization                             21,517        21,518        12,552
     Increase in other assets                    (20,003)      (21,000)     (111,584)
     Increase in other liabilities                19,393         8,020       470,811

  Net cash provided by (used in) operating
    activities                                   (21,342)      (36,293)      363,227

  Cash flows from investing activities -
    Dividends received from subsidiary         1,311,000     1,157,800       863,047

  Cash flows from financing activities:
     Dividends paid                             (795,944)     (763,421)     (739,989)
     Purchase of treasury stock                 (487,600)     (315,000)

  Net cash used in financing activities       (1,283,544)   (1,078,421)     (739,989)

 Net increase in cash and due from banks           6,114        43,086       486,285
 Cash and due from banks at beginning            529,371       486,285

 Cash and due from banks at end             $    535,485   $   529,371   $   486,285

 ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.


     Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors", pages 2 and 3, of the Company's proxy statement dated March 31, 1998 (the "1998 Proxy Statement"). Information relating to executive officers is found in Part I of this Form 10-K, page 7.


 ITEM 11.   EXECUTIVE COMPENSATION.

     Information relating to director compensation is incorporated into this Form 10-K by this reference to the 1998 Proxy Statement under the subcaption "Compensation of Directors", page 4. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Executive Officer Compensation" and ending with the subcaption "Committee's and Board's Report on Compensation Policies", pages 6 through 7, in the 1998 Proxy Statement and (2) the material set forth under the subcaption "Compensation Committee and Board Interlocks and Insider Participation", page 8, in the 1998 Proxy Statement.


 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock", pages 5 and 6, in the 1998 Proxy Statement.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to transactions with management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Certain Relationships and Related Transactions", page 8, in the 1998 Proxy Statement.

                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) Financial statements and financial statement schedules filed as part of this report and required by Item 14(d) are set forth on page 28 herein.

 (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

 (c)  Exhibits

      The following exhibits required by Item 601 of Regulation S-K are filed with the Securities and Exchange Commission as part of this report.

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                           PAGE OR
                                                         INCORPORATED
                                                           EXHIBIT<dagger>

     (i)  Restated Articles of Incorporation, as amended . . . 4(a)(1)

     (ii)  Bylaws  . . . . . . . . . . . . . . . . . . . . . . 4(b)(1)

     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF
                   SECURITY HOLDERS

     (a)  Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* . . . . . . . .10(a)(2)

     (b)  Bonus Plan of Officers and Employees of the Bank*. .10(b)(2)

     (c)  Non-Qualified Retirement Plan for Directors of
          the Bank*  . . . . . . . . . . . . . . . . . . . . .10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT . . . . . .22(2)

     EXHIBIT (27) - FINANCIAL DATA SCHEDULE

     *Denotes Executive Compensation Plans and Arrangements.

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

     PSB Holdings, Inc.

     By GORDON P. GULLICKSON                    March 25, 1998
        Gordon P. Gullickson, President

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 1998.

        SIGNATURE AND TITLE                  SIGNATURE AND TITLE

 GORDON P. GULLICKSON                     TODD R. TOPPEN
 Gordon P. Gullickson, President          Todd R. Toppen, Treasurer
 Chief Executive Officer and a Director   (Chief Financial and
                                          Principal Accounting Officer)

 DIRECTORS:

 LEONARD C. BRITTEN
 Leonard C. Britten                    Gordon P. Connor


 PATRICK L. CROOKS                     WILLIAM J. FISH
 Patrick L. Crooks                     William J. Fish


 CHARLES A. GHIDORZI                   GEORGE L. GEISLER
 Charles A. Ghidorzi                   George L. Geisler


 LAWRENCE HANZ, JR.                    THOMAS R. POLZER
 Lawrence Hanz, Jr.                    Thomas R. Polzer


 THOMAS A. RIISER
 Thomas A. Riiser                      William M. Reif


                                       EUGENE WITTER
                                       Eugene Witter

                              EXHIBIT INDEX<dagger>
                                     TO
                                 FORM 10-K
                                     OF
                             PSB HOLDINGS, INC.
                   FOR THE PERIOD ENDED DECEMBER 31, 1997
                Pursuant to Section 102(d) of Regulation S-T
                          (17 C.f.R. <section>232.102(d))


EXHIBIT 27 - FINANCIAL DATA SCHEDULE


     <dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-K to which this Exhibit Index relates.