Form 10-Q
period 1998-03-31
PSB HOLDINGS INC /WI/
filed 1998-05-14
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

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


 The number of common shares outstanding at March 31, 1998 was 883,235.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                   QUARTER ENDED MARCH 31, 1998


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1998 (unaudited) and
               March 31, 1997 (unaudited)                       1

               Condensed Consolidated Balance
               Sheets March 31, 1998 (unaudited)
               and December 31, 1997 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows Three Months
               Ended March 31, 1998 (unaudited)
               and March 31, 1997 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                               10
     Item 2.   Changes in Securities                           10
     Item 3.   Defaults Upon Senior Securities                 10
     Item 4.   Submission of Matters to Vote of Securities
               Holders                                         10
     Item 5.   Other Information                               10
     Item 6.   Exhibits and Reports on form 8-K                11

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)            Three Months Ended
                                                            March 31,
                                                        1998        1997
 Interest Income
   Interest and fees on loans                          $3,372      $2,994
   Interest on investment securities
      Taxable                                             583         611
      Tax-exempt                                          148         142
   Other interest income                                   43          10
      Total interest income                             4,146       3,757

 Interest Expenses:
   Deposits                                             2,036       1,901
   Short-term borrowings                                  128          77
      Total interest expense                            2,164       1,978

 Net interest income                                    1,982       1,779

 Provisions for losses on loans                            75          45

 Net Interest Income After Provision for Loan Losses    1,907       1,734

 Other income:
   Service fees                                           131         117
   Insurance commissions                                    8          26
   Net security gains                                      36         -0-
   Net gain on other real estate                          -0-         -0-
   Other operating income                                  89          45
      Total other income                                  264         188
 Other Expenses
   Salaries and related benefits                        1,046         590
   Net occupancy expense                                  194         188
   FDIC insurance                                           6           5
   Computer operations                                     24           8
   Other operating expense                                354         268
      Total other expenses                              1,624       1,059

 Income before income taxes                               547         863

   Provision for income taxes                             157         282
 Net income                                            $  390      $  581

 Income per share
   Basis:  Weighted Average of 883,235 shares in 1998
           Weighted Average of 895,425 shares in 1997
 Net income per share                                  $  .44      $  .65

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                                   March 31,   December 31,
                                                         1998*         1997*
 ASSETS
 Cash and cash equivalents                            $  9,121      $ 10,623
 Interest bearing deposits with banks                      581           153
 Federal Funds Sold                                      3,705           -0-
 Investment Securities -
   Held to Maturity
       (Market Value $12,852 & $12,704                  12,695        12,549
           at 1998 & 1997 respectively)
   Available for sale (at fair market
       value, cost $34,874 & $37,422                    35,025        37,579
           at 1998 & 1997 respectively)
 Total Loans                                           151,208       149,317
    Allowance for Loan Losses                           (1,906)       (1,845)
      Net Loans                                        149,302       147,472
 Bank premises and equipment                             3,929         3,746
 Other Assets                                            2,691         2,897

 TOTAL ASSETS                                         $217,049      $215,019

 LIABILITIES

 Noninterest-bearing Deposits                         $ 25,630      $ 27,564
 Interest-bearing Deposits                             160,712       159,038
      Total Deposits                                   186,342       186,602

 Short-term borrowings                                   3,631         3,960
 Long-term borrowings                                    6,000         3,000
 Other Liabilities                                       1,472         2,239
      Total liabilities                                197,445       195,801

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated
                value of $2 per share
              - 1,000,000 shares authorized
              - 902,425 shares issued                    1,805         1,805
 Additional paid-in capital                              7,159         7,159
 Retained earnings                                      11,346        10,956
 Net unrealized gain (loss) on securities
    available for sale, net of tax                          97           101
 Treasury stock, at cost - 19,190 shares in 1997
              7,000 shares in 1996                        (803)         (803)
      Total stockholders' equity                        19,604        19,218

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $217,049      $215,019

 *The consolidated balance sheet at March 31, 1998 is unaudited.  The
 December 31, 1997 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       Three Months Ended
                                                            March 31,
 ($ thousands - unaudited)                             1998          1997
 Cash flows from operating activities:
   Net income                                         $   390     $   581
   Provision for depreciation, and
       net amortization                                    96         113
   Provisions for loan losses                              75          45
   Changes in operating assets and liabilities:
     Gain on sale of securities available for sale        (36)          0
     Other assets                                         206        (145)
     Other liabitities                                   (767)       (739)
 Net cash used in operating activities                    (36)       (145)

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                          265         200
     Available for sale securities                      8,010       2,977
   Payment for purchase of:
     Held to maturity securities                         (415)     (1,066)
     Available for sale securities                     (5,399)       (495)
   Net change in loans                                 (1,905)       (221)
   Net (increase) decrease in interest-bearing
     deposits with banks                                 (428)         -0-
   Net increase in
     federal funds sold                                (3,705)         -0-
   Proceeds from sale of other real estate                 -0-         -0-
   Capital expenditures                                  (300)        (79)
 Net cash provided by (used in) investing activities   (3,877)      1,316

 Cash flows from financing activities:
   Net increase (decrease) in deposits                   (260)       (126)
   Net increase (decrease) in short-term borrowings      (329)        463
   Net increase (decrease) in long-term borrowings      3,000        (598)
   Proceeds from exercise of stock options                 -0-         -0-
   Dividends paid                                          -0-         -0-
 Net cash used in financing activities                  2,411        (261)

 Net increase (decrease) in cash and cash equivalents  (1,502)        910
 Cash and cash equivalents at beginning of year        10,623      10,152
 Cash and cash equivalents at end of quarter          $ 9,121     $11,062

 Supplemental Cash Flow Information:
   Cash paid during the period for :
     Interest                                           2,164       1,978
     Income taxes                                          -0-         46

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

 3. Refer to notes to the financial statements which appear in the 1997 annual report for the company's accounting policies which are pertinent to these statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by $2,030 from December 31, 1997 to March 31, 1998. This is an increase of.94%. In 1997, first quarter assets decreased $628 or .31%.

 LOANS
 Net loans have increased by $1,830 from December 31, 1997 to March 31, 1998. This is an increase of 1.24%. Home Equity Loan growth has contributed mostly to this increase. In 1997, first quarter loans increased $177 or .13%.

 CASH AND INVESTMENTS
 Cash decreased by $1,502 as of March 31, 1998 compared to December 31, 1997. Efforts have been made at decreasing this non-earning asset. Investments also decreased by $2,408. A $1,500 security was sold and not replaced during the first quarter of 1998. A gain of $36 was realized on the sale.

 DEPOSITS
 Deposits decreased slightly by $260 from December 31, 1997 to March 31, 1998. In 1997, first quarter deposits decreased by $127.

 SHORT TERM BORROWINGS
 There were no Fed funds purchased as of March 31, 1998. Repurchase agreements decreased by $329 from December 31, 1997 to March 31, 1998.

 LONG TERM BORROWINGS
 An additional advance of $3,000 was taken out at the FHLB Chicago in the first quarter of 1998.

 EQUITY
 Equity grew by $386 or 2.01% due to the following: Net income for the first three months of $390 and a decrease in the "Net unrealized gain on securities available for sale" of $4. The decrease in the unrealized gain is a result of the market prices of the investment portfolio dropping as of March 31, 1998. In the first quarter of 1997 equity grew by $373 or 2.04%.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first quarter of 1998 is $203 or 11.41% greater than it was for the same period in 1997. In 1997 Net interest income for the first quarter was $54 greater than the first quarter of 1996.

 NON-INTEREST INCOME
 Non-interest income increased by $76 or 40.43% from the period ending March 31, 1998 compared to the period ending March 31, 1997. This increase is attributable to the implementation of a profit improvement project which in many areas increased our service charges and fees for services.

 NON-INTEREST EXPENSE
 Non-interest expenses increased 53.35% or $565 for the period ending March 31, 1998 when compared to the period ending March 31, 1997. An additional Pension Plan expense of $403 from the termination of our DB Pension Plan and expenses related to the opening of a supermarket branch in March of 1998 contributed to this increase.

 NET INCOME
 Net income for three months of 1998 is 32.87% lower than the same period in 1997 and earnings per share decreased from $.65 to $.44, or 32.31%. Again, the additional expenses outlined above attributed to the lower first quarter results of operations.

                       KEY OPERATING RATIOS
                 (unaudited) Ended March 31, 1998
                                                THREE MONTH PERIOD
                                                1998          1997
 Return on assets (net income divided
 by average assets) (1)                          .73%          1.15%

 Return on Average Equity (net income
 divided by average equity) (1)                 8.10%         12.65%

 Average Equity to Average Assets               8.96%          9.12%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1)                               3.15%          3.01%

 Net Interest Margin (net interest income as
 a percentage of average interest earning
 assets (1)                                     3.96%          3.78%

 Non-interest Expense to average assets (1)     2.58%          2.10%

 Allowance for loan losses to total loans
 at end of period                               1.24%          1.37%

 (1) Annualized

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.

                                        Three Months Ended        Year Ended
                                          MARCH 31, 1998       DECEMBER 31, 1997
 Allowance for loan losses at
      beginning of period                    $1,845,064           $1,924,686

 Loans charged off
      Commercial & Industrial                       -0-             (155,650)
      Agricultural                                  -0-                -0-
      Real Estate - Mortgage                        -0-             (136,011)
      Installment & Other
         Consumer Loans                         (14,254)             (58,581)

      Total Charge Offs                         (14,254)            (350,242)

 Recoveries on loans previously
      charged off
      Commercial & Industrial                       105               17,538
      Agricultural                                  -0-                -0-
      Real Estate - Mortgage                        -0-               18,582
      Installment & Other
         Consumer Loans                             331                4,500

      Total Recoveries                              436               40,620

 Net loans charged off                          (13,818)            (309,622)

 Additions charged to operations                 75,000              230,000

 Allowance for loan losses
      at end of period                       $1,906,246           $1,845,064

 AGGREGATE AMOUNT OF NON-PERFORMING LOANS
                                          March 31,      December 31,
                                            1998             1997
 Loans on a non-accrual basis
      Real estate - mortgage             $  350,133       $332,655
      Installment loans                     106,083         54,665
      Credit cards & related plans            -0-            -0-
      Commercial & all other loans          681,218        447,554

 Total non-accrual                       $1,137,434       $834,874

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
      Real estate - mortgage             $  913,197       $153,578
      Installment loans                     337,382        162,243
      Credit cards & related plans            -0-            -0-
      Commercial & all other loans        1,601,294         57,268

 Total 30 - 89 days                      $2,851,873       $373,089

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
      Real estate - mortgage $                -0-         $  7,117
      Installment loans                       -0-            -0-
      Credit cards & related plans            -0-            -0-
      Commercial & all other loans            -0-            -0-

 Total over 90 days                      $    -0-         $  7,117

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

 Not Applicable

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits required by Item 601 of Regulation S-K.

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                              PAGE OR
                                                            INCORPORATED
                                                           EXHIBIT<dagger>

     (i)  Restated Articles of Incorporation, as amended....  4(a)(1)
     (ii) Bylaws ...........................................  4(b)(1)

     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                   HOLDERS

     (a)  Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* ............  10(a)(2)
     (b)  Bonus Plan of Officers and Employees of the Bank*  10(b)(2)
     (c)  Non-Qualified Retirement Plan for Directors of
          the Bank* .......................................  10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT.........     22(2)

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




                                   PSB HOLDINGS, INC.



 May 12, 1998                      TODD R. TOPPEN
                                   Todd R. Toppen
                                   Secretary and Controller

                                   (On behalf of the Registrant and as
                                   Principal Financial Officer)

                              EXHIBIT INDEX<dagger>
                                     TO
                                 FORM 10-Q
                                     OF
                             PSB HOLDINGS, INC.
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                Pursuant to Section 102(d) of Regulation S-T
                            (17 C.F.R. <section>232.102(d))


EXHIBIT 27 - FINANCIAL DATA SCHEDULE


               <dagger>Exhibits required by Item 601 of Regulation S-K
               which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-Q to which this Exhibit Index relates.