Form 10-Q
period 1998-06-30
PSB HOLDINGS INC /WI/
filed 1998-08-14
CIK 948368

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

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


 The number of common shares outstanding at June 30, 1998 was 883,235.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                    QUARTER ENDED JUNE 30, 1998


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Consolidated Statements of
          Income, Six Months Ended and Three
          Months Ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)                       1

          Condensed Consolidated Balance
          Sheets June 30, 1998 (unaudited)
          and December 31, 1997 (derived from
          audited financial statements)                       2

          Condensed Consolidated Statements
          of Cash Flows Six Months Ended and Three
          Months Ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)                       3

          Notes to Condensed Consolidated
          Financial Statements                                4

 Item 2.  Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                           5

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                             10
     Item 2.   Changes in Securities                         10
     Item 3.   Defaults Upon Senior Securities               10
     Item 4.   Submission of Matters to Vote of
               Securities Holders                            10
     Item 5.   Other Information                             10
     Item 6.   Exhibits and Reports on form 8-K              11

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share
 data - unaudited)                     Six Months Ended           Three Months Ended
                                           June 30,                     June 30
                                        1998      1997               1998      1997
 Interest Income
   Interest and fees on loans         $ 6,883   $ 6,115           $ 3,511   $ 3,121
   Interest on investment securities
      Taxable                           1,139     1,223               556       612
      Tax-exempt                          303       287               155       145
   Other interest income                  109        30                66        20
      Total interest income             8,434     7,655             4,288     3,898

 Interest Expense:
   Deposits                             4,072     3,825             2,036     1,924
   Short-term borrowings                  266       194               138       117
      Total interest expense            4,338     4,019             2,174     2,041

 Net interest income                    4,096     3,636             2,114     1,857

 Provisions for losses on loans           150        90                75        45

 Net interest income after provision
       for loan losses                  3,946     3,546             2,039     1,812

 Other income:
   Service fees                           290       232               159       115
   Insurance commissions                   28        35                20         9
   Net security gains                      36       -0-               -0-       -0-
   Net gain on other real estate           20       -0-                20       -0-
   Other operating income                 158        92                69        47
      Total other income                  532       359               268       171
 Other Expenses
   Salaries and related benefits        1,864     1,278               818       688
   Net occupancy expense                  399       355               205       167
   Computer operations                     50        26                26        18
   Other operating expense                684       562               324       289
      Total other expenses              2,997     2,221             1,373     1,162

 Income before income taxes             1,481     1,684               934       821

   Provision for income taxes             453       542               296       260
 Net income                           $ 1,028   $ 1,142           $   638   $   561

 Income per share
        Basis:   Weighted Average of 883,235 shares in 1998
                 Weighted Average of 890,099 shares in 1997
 Net income per share                 $  1.16   $  1.28           $   .72   $   .63

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                              June 30,    December 31,
                                                   1998*         1997*
ASSETS
 Cash and cash equivalents                     $   8,733    $  10,623
 Interest bearing deposits with banks                383          153
 Federal funds sold                                7,079          -0-
 Investment securities -
   Held to maturity
       (Market value $13,922 & $12,704            13,801       12,549
           at 1998 & 1997 respectively)
   Available for sale (at fair market
       value, cost $36,352 & $37,422              36,495       37,579
           at 1998 & 1997 respectively)
 Total loans                                     147,640      149,317
    Allowance for loan losses                    (1,966)      (1,845)
      Net loans                                  145,674      147,472
 Bank premises and equipment                       4,004        3,746
 Other assets                                      2,199        2,897

 TOTAL ASSETS                                  $ 218,368    $ 215,019

 LIABILITIES

 Noninterest-bearing deposits                  $ 28,514     $  27,564
 Interest-bearing deposits                      158,592       159,038
      Total deposits                            187,106       186,602

 Short-term borrowings                            3,619         3,960
 Long-term borrowings                             6,000         3,000
 Other liabilities                                1,717         2,239
      Total liabilities                         198,442       195,801

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                     1,805         1,805
 Additional paid-in capital                       7,159         7,159
 Retained earnings                               11,674        10,956
 Net unrealized gain on securities available
    for sale, net of tax                             91           101
 Treasury stock, at cost - 19,190 shares           (803)         (803)
      Total stockholders' equity                 19,926        19,218

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $218,368    $  215,019

 *The consolidated balance sheet at June 30, 1998 is unaudited. The December 31, 1997 consolidated balance sheet is derived from audited financial statements.

                           PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 Six Months Ended       Three Months Ended
                                                     June 30,               June 30,
                                                  1998     1997          1998      1997
 ($ thousands - unaudited)
 Cash flows from operating activities:
   Net income                                      $  1,028   $   1,142  $   638   $   561
   Provision for depreciation, and
       net amortization                                 214         227      118       114

   Provisions for loan losses                           150          90       75        45
   Changes in operating assets and liabilities:
     Gain on sale of securities available for sale      (36)         -0-     -0-       -0-
     Gain on sale of  other real estate                 (20)         -0-     (20)      -0-
     Other assets                                       361           6      155       150
     Other liabilities                                 (522)       (485)     245       254
 Net cash provided by operating activities            1,175         98     1,211     1,124

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                        731         980      466       780
     Available for sale securities                   11,494       3,957    3,484       980
   Payment for purchase of
     Held to maturity securities                     (1,992)     (1,417)  (1,577)    (350)
     Available for sale securities                  (10,360)     (2,473)  (4,961)  (1,978)
   Net change in loans                                1,648      (3,852)   3,553   (3,630)
   Net (increase) decrease in interest-bearing
      deposits with banks                              (230)       -0-       198       -0-
   Net increase in federal funds sold                (7,079)       -0-    (3,374)      -0-
   Proceeds from sale of other real estate              356        -0-       356       -0-
   Capital expenditures                                (486)      (112)     (186)     (33)
 Net cash used in investing activities               (5,918)    (2,917)   (2,041)  (4,231)

 Cash flows from financing activities:
   Net increase (decrease) in deposits                  504      1,473       764     1,599
   Net increase (decrease) in short-term borrowings    (341)       705       (12)      241
   Net increase (decrease) in long-term borrowings    3,000      2,098       -0-     2,696
   Dividends paid                                      (310)      (310)     (310)    (310)
   Purchase of stock                                    -0-       (369)      -0-     (369)
 Net cash provided by financing activities            2,853      3,597       442     3,857

 Net increase (decrease) in cash and cash
     equivalents                                     (1,890)     1,660      (388)      750
 Cash and cash equivalents at beginning
     of period                                       10,623     10,152     9,121    11,062
 Cash and cash equivalents at end of period        $  8,733   $ 11,812   $ 8,733  $ 11,812


 Supplemental Cash Flow Information:
   Cash paid during the period for:  Interest         4,339      4,019     2,175    2,041
                              Income taxes              402        492       402      446

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

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by $3,349 from December 31, 1997 to June 30, 1998. This is an increase of 1.56%. In 1997, total assets increased $4,244 or 2.08% in the first six months.

 LOANS
 Net loans have decreased by $1,798 from December 31, 1997 to June 30, 1998. This is a decrease of 1.22%. Real Estate Loans refinancing in the secondary market account for much of this decrease. In 1997, loans increased $3,762 or 2.76% in the first six months.

 CASH AND INVESTMENTS
 Cash decreased by $1,890 as of June 30, 1998 compared to December 31, 1997. Efforts continue at decreasing this non-earning asset. Fed Funds Sold increased $7,079 as of June 30, 1998 compared to December 31, 1997. Investments increased by $168.

 DEPOSITS
 Deposits increased slightly by $504 from December 31, 1997 to June 30, 1998. In 1997, deposits increased by $1,473 in the first six months.

 SHORT TERM BORROWINGS
 There were no Fed funds purchased as of June 30, 1998. Repurchase agreements decreased by $341 from December 31, 1997 to June 30, 1998.

 LONG TERM BORROWINGS
 An additional advance of $3,000 was taken out at the FHLB Chicago in the first quarter of 1998.

 EQUITY
 Equity grew by $708 or 3.68% due to the following: Net income for the first six months of $1,028, a cash dividend paid of $310, and a decrease in the "Net unrealized gain on securities available for sale" of $10. The decrease in the unrealized gain is a result of the market prices of the investment portfolio dropping as of June 30, 1998. In the first half of 1997 equity grew by $453 or 2.48%.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first six months of 1998 is $460 or 12.65% greater than it was for the same period in 1997.

 NON-INTEREST INCOME
 Non-interest income increased by $173 or 48.19% from the period ending June 30, 1998 compared to the period ending June 30, 1997. This increase is attributable to the implementation of a profit improvement project which in many areas increased our service charges and fees for services.

 NON-INTEREST EXPENSE
 Non-interest expenses increased 34.94% or $776 for the period ending June 30, 1998 when compared to the period ending June 30, 1997. An additional Pension Plan expense of $403 from the termination of our DB Pension Plan and expenses related to the opening of a supermarket branch in March of 1998 contributed to this increase.

 NET INCOME
 Net income for six months of 1998 is 9.98% lower than the same period in 1997 and earnings per share decreased from $1.28 to $1.16, or 9.38%. Again, the additional expenses outlined above attributed to the lower first six months results of operations.

 YEAR 2000
 PSB has conducted a comprehensive review of its computer system to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of PSB's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. PSB presently believes that, with modifications to exiting software and conversions to new software, the Year 2000 problem will not pose significant operational problems for PSB's computer system as so modified and converted.

                       KEY OPERATING RATIOS
                  (unaudited) Ended June 30, 1998
                                         Six Month Period    Three Month Period
                                          1998      1997        1998     1997
 Return on assets (net income
 divided by average assets) (1)           .95%     1.13%       1.17%    1.10%

 Return on Average Equity (net
 income divided by average equity) (1)  10.63%    12.37%      12.93%   12.09%

 Average Equity to Average Assets        8.93%     9.12%       9.06%    9.12%

 Interest Rate Spread (difference
 between average yield on interest
 earning assets
 and average cost of interest
 bearing liabilities) (1)                3.23%     3.02%       3.31%    3.06%

 Net Interest Margin (net interest
 income as a percentage of average
 interest earning assets (1)             4.06%     3.75%       4.16%    3.83%

 Non-interest Expense to average
 assets (1)                              2.72%     2.19%       2.52%    2.28%

 Allowance for loan losses to
 total loans at end of period            1.33%     1.27%       1.33%    1.27%

 (1) Annualized

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.

                                    Six Months Ended        Year Ended
                                      JUNE 30, 1998      DECEMBER 31, 1997
 Allowance for loan losses at
      beginning of period              $1,845,064           $1,924,686

 Loans charged off
      Commercial & Industrial                -0-              (155,650)
      Agricultural                           -0-                    -0-
      Real Estate - Mortgage                 -0-              (136,011)
      Installment & Other
         Consumer Loans                   (31,265)             (58,581)

      Total Charge Offs                   (31,265)            (350,242)

 Recoveries on loans previously
      charged off
      Commercial & Industrial                 210               17,538
      Agricultural                           -0-                   -0-
      Real Estate - Mortgage                 -0-                18,582
      Installment & Other
         Consumer Loans                     2,087                4,500

      Total Recoveries                      2,297               40,620

 Net loans charged off                    (28,968)           (309,622)

 Additions charged to operations          150,000              230,000

 Allowance for loan losses
      at end of period                 $1,966,096           $1,845,064

 AGGREGATE AMOUNT OF NON-PERFORMING LOANS
                                             June 30,        December 31,
                                              1998               1997
 Loans on a non-accrual basis
      Real estate - mortgage             $   322,172           $  332,655
      Installment loans                      105,316               54,665
      Credit cards & related plans              -0-                   -0-
      Commercial & all other loans           683,740              447,554

 Total non-accrual                       $ 1,111,228           $  834,874

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
      Real estate - mortgage             $  779,850            $  153,578
      Installment loans                     438,386               162,243
      Credit cards & related plans              -0-                   -0-
      Commercial & all other loans        1,301,142                57,268

 Total 30 - 89 days                      $2,519,378            $  373,089

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
      Real estate - mortgage             $      -0-            $    7,117
      Installment loans                         -0-                   -0-
      Credit cards & related plans              -0-                   -0-
      Commercial & all other loans              -0-                   -0-

 Total over 90 days                      $      -0-            $    7,117

                    PART II - OTHER INFORMATION

 ITEM 1.LEGAL PROCEEDINGS

 Not Applicable

 ITEM 2.  CHANGES IN SECURITIES

 Not Applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

 The annual meeting of shareholders of the Company was held on April 21, 1998. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

        MATTER                                              SHARES

                                                                                  Broker
                                    For      Withheld      Against      Abstain   Non-Vote
 Election of Directors

 (a)  Leonard C. Britten          589,974     1,380         N/A          N/A         0

 (b)  Gordon P. Connor            591,354                   N/A          N/A         0

 (c)  Patrick L. Crooks           591,354                   N/A          N/A         0

 (d)  William J. Fish             591,354                   N/A          N/A         0

 (e)  George L. Geisler           590,094     1,260         N/A          N/A         0

 (f)  Charles A. Ghidorzi         582,534     8,820         N/A          N/A         0

 (g)  Gordon P. Gullickson        591,069       285         N/A          N/A         0

 (h)  Lawrence Hanz, Jr.          591,234       120         N/A          N/A         0

 (i)  Thomas R. Polzer            591,354                   N/A          N/A         0

                                  -10-

 (j)  William M. Reif             591,354                   N/A          N/A         0

 (k)  Thomas A. Riiser            591,309        45         N/A          N/A         0

 (l)  Eugene Witter               591,024       330         N/A          N/A         0

 ITEM 5.  OTHER INFORMATION

 Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits required by Item 601 of Regulation S-K.

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS
                                                      PAGE OR
                                                    INCORPORATED
                                                      EXHIBIT <dagger>
     (i)  Restated Articles of Incorporation, as amended ...4(a)(1)

     (ii)  Bylaws  ........................................ 4(b)(1)

     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     (a)  Articles of Incorporation and Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)  Bonus Plan of Directors of the Bank* .............  10(a)(2)

     (b)  Bonus Plan of Officers and Employees of the Bank*   10(b)(2)

     (c)  Non-Qualified Retirement Plan for Directors of the
          Bank* ............................................  10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT .........     22(2)

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




                                     PSB HOLDINGS, INC.


August 13, 1998                      TODD R. TOPPEN
                                     Todd R. Toppen
                                     Secretary and Controller

                                     (On behalf of the Registrant
                                      and as Principal Financial Officer)

                              EXHIBIT INDEX<dagger>
                                  TO
                               FORM 10Q
                                  OF
                            PSB HOLDINGS, INC.
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
             Pursuant to Section 102(d) of Regulation S-T
                          (17 C.F.R. <section>232.102(d)

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

            <dagger>Exhibits required by Item 601 of Regulation S-K
            which have been previously filed and are incorporated by reference are set forth in Item 6 of the Form 10-Q to which this Exhibit Index relates.