Form 10-Q
period 1998-09-30
PSB HOLDINGS INC /WI/
filed 1998-11-16
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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


 The number of common shares outstanding at September 30, 1998 was 883,235.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1998


                                                              PAGE NO.

 PART I.FINANCIAL INFORMATION

 Item 1.Financial Statements
 Consolidated Statements of
 Income, Nine Months Ended and Three Months Ended
 September 30, 1998 (unaudited) and
 September 30, 1997 (unaudited)                                    1

 Condensed Consolidated Balance
 Sheets September 30, 1998 (unaudited)
 and December 31, 1997 (derived from
 audited financial statements)                                     2

 Condensed Consolidated Statements
 of Cash Flows Nine Months Ended and Three Months Ended
 September 30, 1998 (unaudited)
 and September 30, 1997 (unaudited)                                3

 Notes to Condensed Consolidated
 Financial Statements                                              4

 Item 2.Management's Discussion and
 Analysis of Financial Condition
 and Results of Operations                                         6

 PART II.OTHER INFORMATION

 Item 1.    Legal Proceedings                                     14
      Item 2. Changes in Securities                               14
      Item 3. Defaults Upon Senior Securities                     14
      Item 4. Submission of Matters to Vote of Securities
              Holders                                             14
      Item 5. Other Information                                   14
      Item 6. Exhibits and Reports on form 8-K                    14

                              PART I.  FINANCIAL INFORMATION
 ITEM 1.FINANCIAL STATEMENTS

                              PSB HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share
    data -unaudited)                 Nine Months Ended  Three Months Ended
                                        September 30,      September 30
                                       1998      1997      1998     1997
 Interest Income
   Interest and fees on loans       $10,107    $ 9,310     3,386   3,202
   Interest on investment
   securities
      Taxable                         1,727      1,793       605     570
      Tax-exempt                        466        433       163     146
   Other interest income                225         66        98      36
      Total interest income          12,525     11,602     4,252   3,954
 Interest Expense:
   Deposits                           6,130      5,832     2,058   2,007
   Short-term borrowings                413        275       147      81
      Total interest expense          6,543      6,107     2,205   2,088
 Net interest income                  5,982      5,495     2,047   1,866
 Provisions for losses on loans         225        155        75      65
 Net interest income after
 provision for loan losses            5,757      5,340     1,972   1,801
 Other income:
   Service fees                         470        364       180     132
   Investment product sales
    commissions                         116         52        28      18
   Gain on sale of loans                235         30        73      23
   Net security gains                    36        -0-       -0-     -0-
   Net gain on other real estate         20          3       -0-       3
   Other operating income               194        135        96      42
      Total other income              1,071        584       377     218
 Other Expenses
   Salaries and related benefits      2,157      1,903       696     625
   Loss on settlement of
   pension plan                         403        -0-       -0-     -0-
   Net occupancy expense                614        530       209     175
   Computer operations                   78         52        28      26
   Other operating expense            1,024        822       345     260
      Total other expenses            4,276      3,307     1,278   1,086
 Income before income taxes           2,552      2,617     1,071     933
   Provision for income taxes           805        849       352     307
 Net income                         $ 1,747    $ 1,768   $   719  $  626
 Income per share
  Basis:  Weighted Average of 883,235 shares in 1998
          Weighted Average of 887,958 shares in 1997
 Net income per share               $  1.98    $  1.99   $   .81  $  .70

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
      ($ thousands)                            September 30,   December 31,
 ASSETS                                            1998*           1997*
 Cash and cash equivalents                     $  8,915         $  10,623
 Interest bearing deposits with banks               -0-              153
 Federal funds sold                               1,484              -0-
 Investment securities -
   Held to maturity
       (Market value $14,365 & $12,704           14,067           12,549
           at 1998 & 1997 respectively)
   Available for sale (at fair market
       value, cost $41,349 & $37,422             41,767           37,579
           at 1998 & 1997 respectively)
 Total loans                                    149,546          149,317
    Allowance for loan losses                    (1,909)          (1,845)
      Net loans                                 147,637          147,472
 Bank premises and equipment                      3,954            3,746
 Other assets                                     2,548            2,897

 TOTAL ASSETS                                  $220,372         $215,019

 LIABILITIES

 Noninterest-bearing deposits                  $ 26,915         $ 27,564
 Interest-bearing deposits                      161,819          159,038
      Total deposits                            188,734          186,602

 Short-term borrowings                            3,443            3,960
 Long-term borrowings                             6,000            3,000
 Other liabilities                                1,372            2,239
      Total liabilities                         199,549          195,801
 STOCKHOLDERS' EQUITY
 Common stock - no-par value, with a stated
 value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                     1,805            1,805
 Additional paid-in capital                       7,159            7,159
 Retained earnings                               12,393           10,956
 Accumulated other comprehensive
    income, net of tax                              269              101
 Treasury stock, at cost - 19,190 shares           (803)            (803)
      Total stockholders' equity                 20,823           19,218
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $220,372         $215,019

 *The consolidated balance sheet at September 30, 1998 is unaudited.
  The December 31, 1997 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  Nine Months Ended   Three Months Ended
                                                     September 30,       September 30,
                                                     1998      1997       1998     1997
($ thousands - unaudited)
 Cash flows from operating activities:
   Net income                                      $  1,747   $  1,768   $   719  $   626
   Provision for depreciation, and
       net amortization                                 341        338       127      111
   Provisions for loan losse                            225        155        75       65
   Gain on sale of securities
   available for sale                                   (36)       -0-        -0-      -0-
   Gain on sale of other real estate                    (20)       -0-        -0-      -0-
   Changes in operating assets and liabilities:
     Other assets                                       216        (52)     (145)     (58)
     Other liabilities                                 (867)      (653)     (345)    (168)
 Net cash provided by operating activities            1,606      1,556       431      576
 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                        931      1,130       200      150
     Available for sale securities                   12,168      7,381       674    3,424
   Payment for purchase of
     Held to maturity securities                     (2,465)    (2,041)     (473)    (624)
     Available for sale securities                  (16,338)    (3,074)   (5,978)    (601)
   Net change in loans                                 (390)    (7,867)   (2,038)  (4,015)
   Net decrease in interest-bearing
      deposits with banks                               153        -0-       383       -0-
   Net (increase)decrease in
      federal funds sold                             (1,484)       -0-     5,595       -0-
   Proceeds from sale of other real estate              356        -0-        -0-      -0-
   Capital expenditures                                (550       (194)      (64)     (82)
 Net cash used in investing activities               (7,619)    (4,665)   (1,701)  (1,748)
 Cash flows from financing activities:
   Net increase in deposits                           2,132      2,814     1,628    1,341
   Net increase (decrease) in
   short-term borrowings                               (517)       726      (176)      21
   Net increase (decrease) in
   federal funds purchased                               -0-       297        -0-  (1,801)
   Net increase in long-term borrowings               3,000        125        -0-     125
   Dividends paid                                      (310)      (310)       -0-      -0-
   Purchase of stock                                     -0-      (488)       -0-    (119)
 Net cash provided (used in) by
 financing activities                                 4,305      3,164     1,452     (433)
 Net increase (decrease) in cash
 and cash equivalents                                (1,708)        55       182   (1,605)
 Cash and cash equivalents at
 beginning of period                                 10,623     10,152     8,733   11,812
 Cash and cash equivalents
 at end of period                                  $  8,915   $ 10,207   $ 8,915  $10,207
 Supplemental Cash Flow Information:
   Cash paid during
   period for :  Interest                             6,543      6,103     2,204    2,084
                 Income taxes                           775        800       373      308

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

 4. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of FASB 130 with respect to the Form 10-Q have been included in the corporation's consolidated balance sheets. Comprehensive income totaled the following for the periods indicated:

                              Nine months ended      Three months ended
              ($thousands)   9/30/98     9/30/97    9/30/98   9/30/97
     Net Income               $1,747     $1,768     $ 719     $ 626
     Change in net unrealized
       gain or securities
       available for sale,
       net of tax                168         85       178        95
     Comprehensive income     $1,915     $1,853     $ 897     $ 721

 Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required.

 FASB 131 will be adopted, as required, beginning with year-end
 1998. The disclosure requirements will have no impact on the corporation's financial position or results of operations.

 In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The corporation elected early adoption of SOP98-1. The effect of the adoption was not material.

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the corporation's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in a material financial impact.

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*
 (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS

 TOTAL ASSETS
 Total assets have increased by $5,353 from December 31, 1997 to September 30, 1998. This is an increase of 2.49%. In 1997, total assets increased $4,364 or 2.14% in the first nine months.

 LOANS
 Net loans have increased by $165 from December 31, 1997 to September 30, 1998. This is an increase of .11%. Real Estate Loans refinancing in the secondary market have significantly decreased loan growth. In 1997, loans increased $7,376 or 5.42% in the first nine months.

 Cash decreased by $1,708 as of September 30, 1998 compared to December 31, 1997. Efforts have been successful in decreasing this non-earning asset. Fed Funds Sold increased $1,484 as of September 30, 1998 compared to December 31, 1997. Investments increased by $5,706.

 DEPOSITS
 Deposits increased by $2,132 from December 31, 1997 to September 30, 1998. In 1997, deposits increased by $2,814 in the first nine months.

 SHORT TERM BORROWINGS
 There were no Fed funds purchased as of September 30, 1998. Repurchase agreements decreased by $517 from December 31, 1997 to September 30, 1998.

 LONG TERM BORROWINGS
 An additional advance of $3,000 was taken out at the FHLB Chicago in the first quarter of 1998.

 EQUITY
 Equity grew by $1,605 or 8.35% due to the following: Net income for the first nine months of $1,747, a cash dividend paid of $310, and an increase in the "Net unrealized gain on securities available for sale" of $168. The increase in the unrealized gain is a result of the market prices of the investment portfolio increasing as of September 30, 1998. In the first nine months of 1997 equity grew by $1,055 or 5.77%.

 * Matters discussed in this report with respect to the expectations of the company or its management are forward-looking statements that involve risks and uncertainties. A more comprehensive discussion of the risks and uncertainties which could cause actual results to be materially different from such expectations are set forth in Part I of the company's Annual Report of Form 10-K for the year ended December 31, 1997 under the heading "Cautionary Statement Regarding Forward Looking Information."

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first nine months of 1998 is $487 or 8.86% greater than it was for the same period in 1997.

 NON-INTEREST INCOME
 Non-interest income increased by $487 or 83.39% from the period ending September 30, 1998 compared to the period ending September 30, 1997.
 This increase is attributable to the implementation of a profit improvement project which in many areas increased our service charges and fees for services, along with service release premium income on real estate loans sold to the secondary market of $235 in 1998 compared to $30 in the same period of 1997.

 NON-INTEREST EXPENSE
 Non-interest expenses increased 29.30% or $969 for the period ending September 30, 1998 when compared to the period ending September 30, 1997. An additional Pension Plan expense of $403 from the termination of our DB Pension Plan and expenses related to the opening of a supermarket branch in March of 1998 contributed to this increase.

 NET INCOME
 Net income for nine months of 1998 is 1.19% lower than the same period in 1997 and earnings per share decreased from $1.99 to $1.98, or .50%. Again, the additional expenses outlined above attributed to the lower first nine months results of operations.

                       KEY OPERATING RATIOS
               (unaudited) Ended September 30, 1998
                                    Nine Month Period  Three Month Period
                                      1998      1997      1998    1997
 Return on assets (net income
 divided by average assets)(1)       1.07%     1.16%      1.30%    1.22%

 Return on Average Equity
 (net income divided by
  average equity) (1)              11.82%     12.53%     14.29%  13.15%

 Average Equity to Average Assets   9.04%      9.22%      9.09%   9.25%

 Interest Rate Spread (difference
 between average yield on interest
 earning assets and average cost
 of interest bearing
 liabilities) (1)                   3.23%      3.00%      3.21%   2.97%

 Net Interest Margin (net interest
 income as a percentage of average
 interest earning assets (1)        3.91%      3.77%      3.93%   3.81%

 Non-interest Expense to
 average assets (1)                 2.61%      2.16%      2.31%   2.11%

 Allowance for loan losses
 to total loans at end of period    1.28%      1.28%      1.28%   1.28%

 (1) Annualized

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.

                                Nine Months Ended      Year Ended
                                 Sept 30, 1998     December 31, 1997
 Allowance for loan losses at
      beginning of period         $1,845,064          $1,924,686

 Loans charged off
      Commercial & Industrial       (115,976)           (155,650)
      Agricultural                       -0-                 -0-
      Real Estate - Mortgage             -0-            (136,011)
      Installment & Other
         Consumer Loans             ( 49,064)           ( 58,581)

      Total Charge Offs             (165,040)           (350,242)

 Recoveries on loans previously
      charged off
      Commercial & Industrial            316              17,538
      Agricultural                       -0-                 -0-
      Real Estate - Mortgage             -0-              18,582
      Installment & Other
         Consumer Loans                3,298               4,500

      Total Recoveries                 3,614              40,620

 Net loans charged off              (161,426)           (309,622)

 Additions charged to operations     225,000             230,000

 Allowance for loan losses
      at end of period            $1,908,638          $1,845,064

 AGGREGATE AMOUNT OF NON-PERFORMING LOANS
                                      Sept 30,       December 31,
                                        1998              1997
 Loans on a non-accrual basis
      Real estate - mortgage         $   36,858        $  332,655
      Installment loans                  53,175            54,665
      Credit cards & related plans          -0-               -0-
      Commercial & all other loans      529,379           447,554

 Total non-accrual                   $  619,412        $  834,874

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
      Real estate - mortgage         $  807,582        $  153,578
      Installment loans                 322,843           162,243
      Credit cards & related plans          -0-               -0-
      Commercial & all other loans    1,090,586            57,268

 Total 30 - 89 days                  $2,221,011        $  373,089

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
      Real estate - mortgage         $      -0-        $    7,117
      Installment loans                     -0-               -0-
      Credit cards & related plans          -0-               -0-
      Commercial & all other loans          -0-               -0-

 Total over 90 days                  $      -0-        $    7,117

 YEAR 2000 DISCLOSURE

     YEAR 2000 POLICIES
     The company, like virtually all other financial institutions in the United States, depends on computer technology to process its various deposit, loan and investment transactions on a daily basis. Management has initiated a plan to review and address the potential for failure of computer applications as a result of the failure of a software program to properly recognize the year 2000 (the "Year 2000 problem" or "Year 2000 issues"). The company's assessment of the possible consequences of Year 2000 issues on the company's business, results of operations, or financial condition is referred to herein as its "Year 2000 Project."

     The Year 2000 Project was initiated in July, 1997 and is headed by a committee of employees of the company's wholly-owned subsidiary, Peoples State Bank (the "Bank"). The company is a one-bank holding company and the Bank is its sole operating subsidiary. Members of the Committee are responsible for day-to-day computer and internal operations at the Bank, as well as various lending and deposit functions. The Year 2000 Project Committee (the "Committee") reports on a regular basis to the company's Board of Directors as to the status of Year 2000 issues and the company's progress in addressing and/or resolving identified Year 2000 problems. The Committee has relied upon its own analysis of the company's exposure to Year 2000 issues and has reviewed and been guided by its primary bank regulators and various FFIEC Interagency statements, reports, and guidance concerning Year 2000 awareness, testing, implementation, and contingency planning.

     The company's assessment of the possible consequences of Year 2000 issues on the company's business, results of operations, or financial condition is not complete, but is continuing in accordance with the Year 2000 Project and a Year 2000 Compliance Policy adopted by the Committee. The Year 2000 Project includes the following procedures, some of which, as indicated, have been completed in whole or in part as of the date of this report:

     1. Identify all computer software and hardware and other equipment or systems using embedded chips that could fail due to Year 2000 problems or issues. All such computer hardware and other equipment or systems using embedded chips is referred to herein as "equipment." All equipment has now been evaluated.

     2. Determine status of software and equipment Year 2000 certification by manufacturers or vendors and the extent to which such manufacturers or vendors anticipate Year 2000 compliance as it relates to services or equipment provided to the company, with emphasis on software and equipment which is essential to processing banking transactions and the Bank's day-to-day record keeping operations. These determinations have been completed.

         In connection with the survey of manufacturers and vendors, test critical software and equipment for Year 2000 compliance in accordance with bank regulatory guidelines and the Committee's internal criteria. The company has completed approximately 30% of this testing.

         Determine if software and equipment should be upgraded, replaced, or discarded based on surveys and testing. These determinations have been completed.

     3. Identify and survey correspondent banks and other service providers whose services or products are deemed critical to the Bank's day-to-day operations to assess their Year 2000 compliance. These steps have been completed.

     4. Develop criteria to identify customers of the Bank whose loan, deposit or other business is considered significant (as determined by the Committee's internal evaluation standards), the loss or disruption of which may, on a combined basis, have a material adverse effect on the Bank's business, results of operations, or financial condition. Collectively, these customers are referred to herein as "selected bank customers." These criteria have been developed.

     5. Survey selected bank customers to educate such customers as to the existence and scope of the Year 2000 problem on customers' business and accounts and to identify possible risks to the company of those customers' own noncompliance with Year 2000 issues. Additional education of all Bank customers will also be undertaken. This step is approximately 50% complete. The company has additional seminar education for customers planned and has distributed FDIC and other materials to customers which describe the Year 2000 problem as part of this process.

     A risk assessment was also done at this time for any systems that were not tested. Testing continues to be conducted periodically as required to monitor previously failed systems or untested systems in coordination with manufacturer or vendor certification. Testing will continue through the year 2000 to check software and equipment upgrades and modifications.

     All vendors of software or equipment deemed critical to the Bank's operations have been contacted to determine if their products are or will be Year 2000 compliant. The company will continue to monitor vendor certifications as to Year 2000 compliance and to take appropriate steps to modify or replace systems which are not expected to attain compliance status by July, 1999. Certain upgrading has already been accomplished.
 A Year 2000 capability upgrade of hardware on the bank's mainframe computer was installed in April, 1998. A second mainframe, upgraded in April, 1998 will be utilized to do Year 2000 network testing.

     In addition to surveying selected bank customers with respect to their Year 2000 compliance readiness, a letter outlining Year 2000 issues, along with a Year 2000 Credit Risk Assessment Worksheet, has been sent to all commercial loan customers in order to assist the Committee in determining the level of risk to the Bank which might be expected as a result of Year 2000 noncompliance among the loan customer base. Commercial loan application procedures have been amended to include a questionnaire regarding Year 2000 compliance. Seminars have been held, and will continue to be held, for commercial customers and the general public regarding Year 2000 issues and all business checking accounts have received a brochure regarding the importance of Year 2000 compliance. The Bank's loan committee has been charged with identifying major employers in the Bank's primary market area and evaluating potential loss to the Bank's business if those employers operations would be curtailed or cease due to Year 2000 problems.

     Inquiries to the Bank's investment subsidiary service provider and correspondent banks have been undertaken to determine the effect of such entities' compliance with Year 2000 issues.

     The Committee has determined that the company does not have non-information technology systems, such as embedded controllers, which are material to the operations of the company and that all security and building operations systems can be operated manually or with alternative controls should a Year 2000 problem occur.

     COSTS
     Replacement of hardware and software which was identified as
 non-Year 2000 compliant began in January, 1998.   A prerequisite to the
 purchase of new or replacement software or equipment is a certification by the manufacturer or vendor of Year 2000 compliance.

     Costs of new software or equipment will be capitalized over their useful life. All other costs associated with Year 2000 issues are expensed as incurred. The estimated total cost of evaluation and compliance with Year 2000 issues is not expected to exceed $150,000 and, in any event, is not expected to be material to the company.

     RISKS
     The company does not believe that Year 2000 issues will have a material adverse effect on its business, results of operations, or financial condition. There are, however, many risks associated with Year 2000 that are beyond the control of the company or which may not be adequately addressed by others before material problems are encountered. The company, like other financial institutions, depends upon the Federal Reserve System and other financial institutions to process a wide variety of financial transactions for itself and its customers and as a source of credit. The company must rely upon various federal bank regulatory agencies to make certain that the U.S. banking and payments system, as a whole, is Year 2000 compliant. While the company believes that the banking system as a whole will be Year 2000 compliant, and it has inquired into the readiness of its principal correspondents and service providers, there can be no assurance of that fact or that one or more will not encounter significant Year 2000 problems and thereby adversely affect the company.

     The Bank has a diverse customer base. Based on this diversity and the information received by the Bank to date in response to its customer surveys and other inquiries, the company believes that its customers as a whole will not incur material adverse results from Year 2000 related issues to the extent the Bank will, in turn, incur material defaults in its loan portfolio. Nevertheless, there is a risk which cannot be wholly discounted that Year 2000 problems encountered by its customers may result in significant losses to the company as a result of the inability to repay loans or as a result of reducing the nonloan portion of its customers' banking business.

     The company's and the Bank's insurer has indicated that it will not provide coverages for losses related to Year 2000 issues. This position is similar to that taken by many insurance carriers. If this coverage limitation is successfully imposed by insurance companies, insurance coverage for any claims of business interruption on the part of the company or its customers or vendors, or claims by or against the company for failure to perform various contracts or business agreements as a result of Year 2000 related problems may not be available or may be available only at premiums that are prohibitive. Losses to the company are possible as a result of disruptions in the nationwide banking system and one or more individual customers or sectors may default on loan obligations or reduce their level of demand for other services or products offered by the Bank as a result of Year 2000 related problems. The company does not expect that such events, if they occur, will have a material adverse affect on the business, results of operations, or financial condition of the Bank or the company.

     CONTINGENCY PLANS
     The Committee has prepared a risk analysis of Year 2000 issues in conjunction with the Bank's disaster recovery plan to help identify what risks should be addressed and to develop contingency plans for continued operations in the event of failure of one or more of the Bank's major systems. These contingency plans are similar, and in some cases, identical, to those in place for the Bank's overall business recovery plans that are or would be used in the event of any type of disaster.

                    PART II - OTHER INFORMATION

 ITEM 1.LEGAL PROCEEDINGS

 Not Applicable

 ITEM 2.  CHANGES IN SECURITIES

 Not Applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

 Not Applicable

 ITEM 5.  OTHER INFORMATION

 SHAREHOLDER PROPOSALS AND DISCRETIONARY VOTING

     If any shareholder desires to submit a proposal for inclusion in the proxy statement to be used in connection with the annual meeting of shareholders to be held in 1999 (the "1999 Annual Meeting"), the proposal must be in proper form and received by the company no later than November 25, 1998.

     The proxy solicited by the Board of Directors of the company will provide that the proxy will confer discretionary voting authority as to any matter proposed by a shareholder at the 1999 Annual Meeting if the company does not receive notice of such proposal on or before February 8, 1999.

 ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K:

     (a)Exhibits required by Item 601 of Regulation S-K.

     EXHIBIT (3) - ARTICLES OF INCORPORATION AND BYLAWS

                                                       PAGE OR
                                                     INCORPORATED
                                                       EXHIBIT <dagger>

     (i)Restated Articles of Incorporation, as amended ...4(a)(1)

     (ii)Bylaws  ........................................ 4(b)(1)

     EXHIBIT (4) - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     (a)Articles of Incorporation and
          Bylaws (see Exhibits 3(a) and (b))

     EXHIBIT (10) - MATERIAL CONTRACTS

     (a)Bonus Plan of Directors of the Bank* ..........  10(a)(2)

     (b)Bonus Plan of Officers and Employees of the Bank*   10(b)(2)

     (c)Non-Qualified Retirement Plan for Directors
        of the Bank*...................................   10(c)(2)

     EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT .......  22(2)

     EXHIBIT (27) - FINANCIAL DATA SCHEDULE

     * Denotes Executive Compensation Plans and Arrangements.

 <dagger>Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number where such exhibit can be found in the following reports of the registrant (Commission File No. 0-26480) filed with the Securities and Exchange Commission:

 (1) Registrant's current report on Form 8-K dated May 30, 1995

 (2) Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995

 (b) Reports on Form 8-K:

 Form 8-K dated October 9, 1998
 Item 5. Other Business, filed for purpose of providing Year 2000 disclosure and notifying shareholders regarding shareholder proposals and discretionary voting.

                                  SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 November 12, 1998                  PSB HOLDINGS, INC.



                                    TODD R. TOPPEN
                                    Todd R. Toppen
                                    Secretary and Controller

                                   (On behalf of the Registrant and as
                                    Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
           Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. Section 232.102(d))


 EXHIBIT 27 - FINANCIAL DATA SCHEDULE


 <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Item 6 of the Form 10-Q to which this Exhibit Index relates.