Form 10-K
period 1998-12-31
PSB HOLDINGS INC /WI/
filed 1999-03-30
CIK 948368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-K


    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

 As of March 15, 1999, 883,235 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PROXY STATEMENT DATED MARCH 31, 1999 (TO THE EXTENT NOTED HEREIN):
  PART III

                         TABLE OF CONTENTS
                                                            PAGE

 PART I ........................................................3

 Item 1.Business ...............................................3

 Item 2.Properties .............................................7

 Item 3.Legal Proceedings ......................................7

 Item 4.Submission of Matters to a Vote of Security Holders ....7

 PART II .......................................................8

 Item 5.Market for Registrant's Common Equity and Related Stockholder

        Matters.................................................8

 Item 6.Selected Financial Data ................................9

 Item 7.Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................10

 Item 7A.Quantitative and Qualitative Disclosures About Market Risk. 27

 Item 8.Financial Statements and Supplementary Data ...........28

 Item 9.Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure...................................56

 PART III .....................................................57

 Item 10.Directors and Executive Officers of Registrant .......57

 Item 11.Executive Compensation ...............................57

 Item 12.Security Ownership of Certain Beneficial Owners and
         Management .......................................... 57

 Item 13.Certain Relationships and Related Transactions .......57

 PART IV ......................................................58

 Item 14.Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ..........................................58

                              PART I

 ITEM 1.  BUSINESS.

 FORMATION

     PSB Holdings, Inc., a Wisconsin corporation (the "Company"), is a one-bank holding company formed in 1995. The Company owns 100% of the common stock of Peoples State Bank, Wausau, Wisconsin (the "Bank").

 BUSINESS OF THE COMPANY

     The Company is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole business is the ownership and management of the Bank.

 BUSINESS OF THE BANK

     The Bank was organized as a state banking corporation under the laws of the state of Wisconsin in 1962. In addition to its main office in Wausau, the Bank operates branch offices in the city of Wausau, Rib Mountain Township, Marathon City, and the city of Rhinelander, Wisconsin. The Bank offers personal and commercial deposit services, including checking and savings accounts of various kinds, IRA and other deposit instruments, ATM service and night depository and safety deposit box services. The Bank also engages in consumer and commercial lending, including secured and unsecured term loans and real estate financing. New services are frequently added to the Bank's retail banking business. The Bank offers discount brokerage services at its Wausau branch location, including the sale of annuities, mutual funds and other investments to Bank customers and the general public. The Bank maintains an investment subsidiary in Nevada to manage, hold, and trade cash and securities.

 BANK MARKET AREA AND COMPETITION

     The Bank's primary trade area consists of the greater Wausau, Wisconsin area, Marathon County, and Rhinelander, Wisconsin in Oneida County. There is a mix of retail, manufacturing, agricultural and service businesses in the areas served by the Bank.

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

     The Bank is subject to direct competition in its trade area from commercial banks which offer a full line of competitive bank services, loan production offices of banks located outside of the region and numerous savings and loan associations and credit unions. Several of the financial institutions with which the Bank competes are subsidiaries of the three largest state-wide multi-bank holding companies and many of the other financial institutions are also significantly larger and have more resources than the Bank. In its primary trade area, the Bank has approximately 15% of total financial institution assets, deposits and loans.

     In addition to competition, the business of the Bank will be affected by general economic conditions, including the level of interest rates and the monetary policies of the FRB (see "Regulation and Supervision - Monetary Policy").

 EMPLOYEES

     The Company has no employees. Officers of the Company serve as full time employees of the Bank.

     As of December 31, 1998, the Bank had 105 employees, including 27 employed on a part-time basis. All officers, supervisors and full-time employees are salaried and all part-time employees are paid on an hourly basis. The Bank considers its relations with its employees to be excellent. None of the Bank's employees is covered by a collective bargaining agreement.

 REGULATION AND SUPERVISION

     REGULATION

     The Company and the Bank are subject to regulation under both federal and state law. The Company is a registered bank holding company and is subject to regulation and examination by FRB pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

     The FRB expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory control for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required capital. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 16 of the Notes to Consolidated Financial Statements.

     Banking laws and regulations have undergone periodic revisions that often have a direct effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. Depending on the scope and timing of future regulatory changes, it is possible that such changes may have a significant impact on the Company's competitive circumstances and that such changes may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

     MONETARY POLICY

     The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The FRB has broad power to expand and contract the supply of money and credit and to regulate the rates which its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.

 EXECUTIVE OFFICERS

     The executive officers of the Company as of March 18, 1999, their ages and principal occupations during the last five years are set forth below.

     Gordon C. Gullickson, 70  President of the Company and the Bank.

     Kenneth M. Selner, 52    Vice President & Secretary of the Company;
                              Executive Vice President of the Bank.

     David K. Kopperud, 53    Executive Vice President of the Bank.

     Todd R. Toppen, 40       Treasurer of the Company; Vice President
                              of the Bank since 1994

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

 Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: (i) the strength of the U.S. economy in general and the strength of the local economy in the markets served by the Bank; (ii) the effects of and changes in government policies, including interest rate policies of the FRB; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services, (v) changes in consumer spending, borrowing and saving habits; (vi) increased competition in the Company's principal market area; (vii) technological changes; (viii) acquisitions; (ix) the effect of changes in laws and regulations, (x) the effect of changes in accounting policies and practices, and (xi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

 ITEM 2.  PROPERTIES.

     The Company shares office space with the Bank. The Bank operates a total of five office locations. The Bank owns four of the buildings in which it conducts operations and each building is occupied solely by the Bank. All four buildings are designed for commercial banking operations and are suitable for current operations and anticipated future needs. Each facility contains teller and loan facilities and drive-up teller stations. One location occupies leased space within a supermarket. The leased space is designed for commercial banking operations containing teller and loan facilities.

 ITEM 3.  LEGAL PROCEEDINGS.

     As of December 31, 1998, the Company was not involved in any legal proceedings, nor was it aware of any threatened litigation.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                              PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

 MARKET

     There is no active public market for the Company's common stock. Transactions in the Company's common stock are sporadic and limited and effected at prices determined by the buyer and seller. Management is not advised as to the terms of all such transactions.

 HOLDERS

     As of December 31, 1998 there were approximately 975 holders of record of the Company's common stock.

 DIVIDENDS

     Per share dividends declared by the Company in its two most recent fiscal years were:

                              1997    1998
              Second Quarter  $.35   $.35
              Fourth Quarter  $.55   $.58

     The Company's source of funds for the payment of dividends is dividends paid by the Bank. The payment of future dividends to shareholders of the Company is within the discretion of the Company's Board of Directors and will depend on various factors, including the Company's earnings, capital requirements, and the financial condition of the Company.

 ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents consolidated financial data of the Company and its subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                               FINANCIAL SUMMARY
                                 AT PERIOD END
                           ($ in thousands, except per share amounts)
                                           Year Ended December 31
 ($ IN THOUSANDS)              1998     1997     1996     1995     1994
 Income Statement Data:
 Interest Income           $ 16,746  $ 15,744  $ 14,824 $ 13,654 $ 11,555
 Interest Expense             8,722     8,253     7,769    7,055    4,936
 Net Income                   2,089     2,103     2,157    2,020    1,951
 Basic and Diluted Earnings
  Per Share                    2.36      2.37      2.39     2.24     2.17
 Dividends Per Share on
   Common Stock                0.93      0.90      0.85     0.82     0.80
 ($ IN THOUSANDS)
 Balance Sheet Data:
 Total Assets              $233,491  $215,019  $204,158 $190,781 $171,470
 Total Deposits             199,800   186,603   178,129  160,445  140,476
 Common Equity                1,805     1,805     1,805    1,805    1,805
 Total Stockholders Equity   20,556    19,217    18,289   17,452   15,098
 Book Value Per Share of
   Common Stock               23.27     21.76     20.42    19.34    16.73

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion relates to Company and the Bank. The Company was formed in 1995 and, unless noted, references to the "Company" mean the Company and the Bank on a consolidated basis.

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

 RESULTS OF OPERATIONS

     The Company's consolidated net income for 1998 was $2,088,577 compared with $2,102,709 in 1997, and $2,156,597 in 1996. Net income decreased .7% in 1998 from 1997 and decreased 2.5% in 1997 from 1996. The main factor contributing to the decrease in earnings in 1998 is expense from the termination of our defined benefit pension plan in 1998. The Company continues to provide funds for loans in its market area. The Company promotes quality service in order to attract new customers and build stronger relationships with existing customers.

     Operations consolidation and standardization continued throughout 1998, eliminating duplication of procedures in all areas of the Company. The Company installed local and wide area networks in 1996 in addition to an in-house data processing system, to enable all offices to communicate and share information. This has enhanced customer service by providing accurate and timely information as well as increased productivity. The bank's Voice Response Unit provides the customer with twenty-four hour, seven-days-a-week access to their account information. An 800 telephone number has been provided for customers living outside the local phone area.

     Return on average common stockholders' equity amounted to 10.62% in 1998 compared to 11.15% in 1997, and 11.98% in 1996.

     Return on average assets for 1998 amounted to .96% compared to 1.02% for 1997 and 1.10% in 1996.

     Net income per share amounted to $2.36 in 1998, compared to $2.37 in 1997 and $2.39 in 1996. Cash dividends declared in 1998 were $.93 per share, compared to $.90 in 1997 and $.85 in 1996. The per share ratio of dividends to shareholders to net income was 39.33% in 1998, compared to 37.85% in 1997 and 35.40% in 1996.

 NET INTEREST INCOME

     The following table shows how net interest income is impacted by the change in volume and interest rates. 1998 and 1997 data shows a favorable spread due to increased volume. Growth in net interest income will continue to be moderate and interest margins will need to be managed carefully during 1999.

                         INTEREST INCOME & EXPENSE VOLUME & RATE CHANGE
                     1998 compared to 1997  1997 compared to 1996  1996 compared to 1995  1995 compared to 1994
                       increase (decrease)    increase (decrease)   increase (decrease)   increase (decrease)
                           due to (1)             due to (1)            due to (1)            due to (1)

 ($ in thousands)      VOLUME  RATE   NET      VOLUME  RATE  NET     VOLUME  RATE  NET      VOLUME  RATE  NET
 Interest earned on:
   Loans (2)            $ 706    10    716     $ 916   15   931     $  994   (30)    964    $ 1,244   608  1,852
   Taxable investment
     securities           110   (86)    24       (22)  62    40        227   (14)    213         72    47    119
   Non-taxable investment
     securities (2)        88   (20)    68        74  (32)   42         31   (51)  (20)          29   (16)    13
   Other interest income  436  (217)   219      (118)  39   (79)        (1)   (2)   (3)          74    51    125

 Total                  1,340  (313) 1,027       850   84   934      1,251   (97)  1,154      1,419   690  2,109

 Interest paid on:
   Savings and
   demand deposits        335   179    514       175   72   247        101   (64)   37          (58)  213    155
   Time deposits         (108) (102)  (210)      493  (24)  469        616    94   710          795   984  1,779
   Other borrowings       194   (29)   165      (235)   2  (233)       (29)   (4)  (33)          55   130    185

 Total                    421    48    469       433   50   483        688    26   714          792 1,327  2,119

 Net interest earnings  $ 919  (361)  558      $ 417   34   451     $  563  (123)  440      $   627  (637)  (10)

 (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
 (2) The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

                                     -11-

     The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on fully tax equivalent basis) for the three-year period ending December 31, 1998.

 Year Ended December 31,            1998              1997              1996
                              Yield  Change     Yield  Change     Yield  Change
 Yield on earning assets      8.27% - .09%     8.36%   .09%     8.27%  - .03%
 Effective rate on all
 liabilities as a % of
 earning assets               4.23  - .06      4.29    .04      4.25     .08
 Net yield on earning assets  4.04  - .03      4.07    .05      4.02   - .11

      The 1998 figures as a percent of average earning assets reflects a decrease in interest rates during 1998. The Company will focus on increasing net interest income in 1999 through continued control of interest expense, maintaining the level of interest rates on loans, and managing rates on the investment portfolio.

     Average earning assets increased 7.58% to $206,480 in 1998, from $191,926 in 1997. Included in this increase was a 5.56% increase in average loans to $148,806 in 1998, up from $140,962 in 1997, and a 4.63% increase in average taxable investments to $39,631 in 1998, up from $37,877 in 1997. Federal funds sold increased an average of 419.10% in 1998 from 1997.

     The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods, indicated.

 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY -
 INTEREST RATES AND DIFFERENTIALS
                                      1998                         1997                        1996
                           Average             Yield/   Average              Yield/   Average            Yield/
 ($ in thousands)          Balance   Interest  Rate     Balance   Interest   Rate     Balance  Interest  Rate
 Assets
 Interest earning
 assets
   Loans (1)(2)(3)        $148,806  $ 13,404   9.01%  $140,962   $ 12,692     9.00%    $130,783 $ 11,766  9.00%
   Taxable investment
     securities             39,631     2,470   6.23%    37,877      2,427     6.41%      38,239    2,376  6.21%
   Nontaxable
    investment
     securities(2)          13,423       947   7.06%    12,197        879     7.21%      11,202      836  7.46%
   Federal funds sold        4,620       248   5.37%       890         48     5.39%       2,494      139  5.57%
    Total (2)              206,480    17,069   8.27%   191,926     16,046     8.36%     182,718   15,117  8.27%
 Non-interesting
 earning assets
   Cash and due
    from banks               8,497                       8,347                           8,790
  Premises & equip.
 - net                       3,949                       3,660                           3,742
  Other assets               3,578                       3,981                           3,046
  Less: Allow. loan
 loss                       (1,929)                     (1,846)                         (1,875)
 Total                     220,575                     206,068                         196,421
 Liabilities & Stockholders'
   Equity
 Interest Bearing liabilities
   Savings and
     demand deposits        61,657     2,381   3.86%    52,265     1,867     3.57%      47,179    1,620  3.43%
 Time deposits             100,713     5,795   5.75%   102,566     6,005     5.85%      94,179    5,536  5.88%
 Short-term borrowings       3,803       237   6.23%     5,556       343     6.18%      10,169      613  6.03%
 Long-term Borrowings        5,724       309   5.40%       638        38     5.96%
   Total                   171,897     8,722   5.07%   161,025     8,253     5.13%     151,527    7,769  5.13%
 Non-interest bearing liabilities
   Demand deposits          26,827                      24,403                          24,729
 Other liabilities           1,875                       1,788                           2,169
 Stockholders' equity       19,976                      18,852                          17,996
 Total                     220,575                     206,068                         196,421
 Net interest income                   8,347                       7,793                          7,348
 Rate Spread                                   3.20%                         3.23%                       3.14%
 Net yield on interest
  earnings assets                              4.04%                         4.07%                       4.02%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.
 (3) Loan fees are included in total interest income as follows:
     1998-$155, 1997-$164, 1996-$80, 1995-$55, 1994-$77.

 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY -
 INTEREST RATES AND DIFFERENTIALS (continued)
                                      1995                         1994
 ($ in thousands)         Average             Yield/   Average              Yield/
                         Balance   Interest  Rate     Balance   Interest   Rate
 Assets
 Interest earning
 assets
   Loans (1)(2)(3)        $119,657  $  10,802   9.03%  $105,209   $  8,950     8.51%
   Taxable investment
     securities             35,428      2,163   6.11%    34,045      2,029     5.96%
   Nontaxable
    investment
     securities(2)          10,698        856   8.00%    10,242        843     8.19%
   Federal funds sold        2,515        142   5.65%       757         32     4.23%
    Total (2)              168,298     13,963   8.30%   150,253     11,854     7.89%
 Non-interesting
 earning assets
   Cash and due
    from banks               7,958                        7,946
   Premises & equip. -
    net                      2,637                        2,040
   Other assets              2,212                        2,004
   Less: Allow. loan
 loss                       (1,751)                      (1,506)
Total                      179,354                      160,737

 Liabilities & Stockholders'
   Equity
 Interest Bearing liabilities
   Savings and
     demand deposits        44,708      1,583   3.54%    46,594     1,428     3.06%
  Time deposits             83,518      4,826   5.78%    66,241     3,047     4.60%
  Short-term borrowings     10,732        646   6.02%     9,597       461     4.80%
   Long-term Borrowings
   Total                   138,958      7,055   5.08%   122,432     4,936     4.03%
 Non-interest bearing liabilities
   Demand deposits          22,594                       21,950
  Other liabilities          1,176                          951
   Stockholders' equity     16,626                       15,404
  Total                    179,354                      160,737
 Net interest income                    6,908                       6,918
 Rate Spread                                    3.22%                         3.86%
 Net yield on interest
  earnings assets                               4.13%                         4.60%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.
 (3) Loan fees are included in total interest income as follows:
     1998-$155, 1997-$164, 1996-$80, 1995-$55, 1994-$77.

     The preceding table shows a 1998 decrease of .03% on net yield on interest earning assets. The average rate on taxable investment securities decreased .18% in 1998 to 6.23%, down from 6.41% in 1997. Time deposits decreased by .10% while funds shifted into the more liquid Money Market deposit accounts, which the Company offered throughout 1998 in an effort to retain deposits to support loan demand. Total deposits at December 31, 1998 showed an increase of $13,197,192 increasing to $199,799,897 from $186,602,705 at December 31, 1997.
 Average borrowing increased $3,333,352 increasing from $6,194,145 in 1997 to $9,527,497 in 1998. The average rate on all interest bearing liabilities decreased by .06% in 1998 to 5.07% down from 5.13% in 1997.

     Loan growth is expected to increase in 1999 due to the increase in fixed rate and in- house home equity loan products being offered and promoted. The sale of additional real estate loans in the secondary market will also provide increased loan servicing income.

 Year Ended December 31,           1998      1997        1996        1995        1994
 Item of income
 Interest and fees on loans and
   short-term borrowings           73.8%     76.9%       74.3%       75.2%       73.2%
 Interest on securities            16.6%     17.9%       18.2%       18.8%       21.0%
 Total operating income          18,153     16,489      15,814      14,336      12,218
      (000's omitted)

      The bank does not have any foreign deposits or operations

 NON-INTEREST INCOME

     The following table shows the major components of non-interest income.

                                          1998      1997     1996
 Noninterest income:
     Service fees                      $699,144  $483,756  $518,271
     Net realized gain on sale of
       securities available for sale     35,867     3,120
     Gain on sale of loans              332,027    45,588    13,188
     Gain on sale of other real estate    4,134             202,398
     Other operating income             335,525   212,240   256,298

          Total noninterest income 1,406,697 744,704  990,155

     Service fees increased to $699,144 in 1998, compared to $483,756 in 1997 primarily due to profit improvement initiative implemented in 1998.

 NON-INTEREST EXPENSE

     The following table shows the major components of non-interest expense.

                                        1998        1997       1996
 Salaries and employee benefits      $3,330,964 $2,948,292 $2,701,445
 Occupancy                              827,558    727,583    708,288
 Loss on settlement on pension plan     405,891
 Data processing                        109,602     74,701    195,261
 Director expense                       141,671    179,800    163,923
 Other operating                      1,299,282  1,001,664    945,938

    Total noninterest expense        $6,114,968 $4,932,040 $4,714,855

     Salaries increased $382,672 primarily due to the increased number of employees. The number of full-time equivalent employees at the end of 1998 was 87 compared to 78 at the end of 1997.

     Occupancy expense increased in 1998 due to the acquisition of an additional branch and various remodeling projects increasing office space. Data processing costs increased by 46.7% in 1998 compared to 1997 as a result of additional computer systems added to the in-house system and Y2K costs. Other operating expense increased in 1998 due to an increase in educational, marketing, and charitable contribution expense.

 PROVISIONS FOR LOAN LOSSES

     Management determines the adequacy of the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $300,000 in 1998; compared to $230,000 in 1997 and $180,000 in 1996.
 The allowance for loan losses as a percentage of gross loans outstanding was 1.29% at December 31, 1998; 1.24% at December 31, 1997; and 1.39% at December 31, 1996. The increased provision in 1998 is intended to provide adequate reserves for potential losses.
 Charge-offs as a percentage of average loans outstanding were .14% in 1998; .22% in 1997; and .03% in 1996. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.

     Management feels the allowance for loan losses is adequate as of December 31, 1998.

     The allowance for loan losses shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.

                                                      YEAR ENDED DECEMBER 31
                                    1998       1997       1996        1995        1994
 Average balance of loans
   for period ($ in thousands)    $148,806   $140,823   $130,783    $119,657    $105,027

 Allowance for loan losses at
   beginning of period           1,845,064  1,924,686  1,780,893   1,643,646   1,370,621
 Loans charged off
   Commercial & Industrial        (138,296)  (155,650)   (47,809)    (54,088)    (27,864)
   Agriculture                           0          0          0           0           0
   Real Estate - Mortgage                0   (136,011)         0           0     (10,711)
   Installment & Other
     Consumer Loans               ( 69,154)  ( 58,581)  ( 25,133)   ( 15,174)   ( 10,100)

   Total Charge Offs              (207,450)  (350,242)  ( 72,942)    (69,262)    (48,675)

 Recoveries on loans previously
   charged off
   Commercial & Industrial             316     17,538     33,236      22,168           0
   Agricultural                          0          0          0           0           0
   Real Estate - Mortgage                0     18,582          0           0      11,810
   Installment & Other
     Consumer Loans                  8,934      4,500      3,499       4,341       9,890

   Total Recoveries                 $9,250    $40,620    $36,735     $26,509     $21,700

 Net loans charged off           ($198,200) ($309,622)  ($36,207)   ($42,753)   ($26,975)

 Additions charged to
   operations                      300,000    230,000    180,000     180,000     300,000

 Allowance for loan losses
   at end of period             $1,946,864 $1,845,064 $1,924,686  $1,780,893  $1,643,646

 Ratio of net charge offs
   during period to average
   loans outstanding                  0.14%      0.22%      0.03%       0.04%       0.03%

 Ratio of allowance for loan
   losses to total loans
   receivable at end of period       1.29%       1.24%      1.39%       1.42%       1.46%

                                     -16-

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

     Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. From time to time, the Bank develops special term deposit products that will attract present and potential customers. A significant portion of consumer deposits do not reprice or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to market changes. However, markets and consumer behavior do change, and adjustments are necessary as customer preferences, competitive market conditions, liquidity, loan growth rates, and mix change. Management considers that an acceptable ratio for the rate sensitive assets to rate sensitive liabilities during periods of extended and less volatile rate increases or decreases between .75 and 1.25. The Bank is to generally maintain a one-year ratio of 1.00 - i.e., balanced ratio. At December 31, 1998 and 1997 the Company was within the ratio limits.

                                     -17-

 INVESTMENT PORTFOLIO

     The following table shows the relative maturities of the investment portfolio as of December 31, 1998. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%

                                         After one          After two         After five
                        Within          but within          but within        but within         Over
 ($ in thousands)      ONE YEAR          TWO YEARS          FIVE YEARS         TEN YEARS       TEN YEARS

                     AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT     YIELD   AMOUNT  YIELD   AMOUNT    YIELD
 U.S. Treasury        $--       --       $--       --        $517     4.60%      $--     --      $--       --

 U.S. Government
   agencies and
   corporations     2,017    6.61%     3,398     5.94%     13,643     6.13%   17,821  6.19%    9,789    6.16%

 State and political
   subdivisions
   (domestic)       2,016    6.91%     1,594     7.39%      3,484     6.93%    6,672  6.98%      302    6.33%

 Other bonds, notes,
   and debentures     701    6.51%        --        --         --        --       --     --       --       --

 Total             $4,734    6.76%   $ 4,992     6.41%    $17,644     6.24%  $24,493  6.40%  $10,091    6.16%

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. The Bank classifies all U.S. Treasury and other U.S. Government Agencies & Corporations as available-for-sale. State and Political subdivisions were classified as held-to maturity.

      At December 31, 1998 the net unrealized gain on securities available for sale, recorded as a separate component of stockholder's equity, was $172,417, net of deferred income taxes of $92,992.

      Securities with an approximate carrying value of $9,168,461 and $8,352,470, at December 31, 1998 and 1997 respectively, were pledged primarily to secure public deposits and for repurchase agreements.

      The following table sets forth the distribution of investment securities as of the dates indicated.

    ($ in
  thousands)                                          December 31
                                 1998       1997      1996      1995      1994
 U.S. Treasury and
 other U.S. Government
 agencies and corporations    $47,185    $ 36,932  $ 39,224  $ 34,597  $ 35,573

 State and political
 subdivisions
   (domestic)                  14,068      12,549    11,714    10,333    10,981
 Other securities                 701         647       647        45        94

    Total                     $61,954    $ 50,128  $ 51,585  $ 44,975  $ 46,648

      An investment subsidiary, PSB Investments, Inc. currently holds approximately $39,885,776 in securities. Income tax expense was approximately $113,000 lower as a result of holding these securities at the subsidiary.
                                     -19-

 LOAN PORTFOLIO

      The following table sets forth the approximate maturities of the loan portfolio, excluding non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 1998.

                                               Maturity
                                              Over one
 ($ in thousands)                One year     year thru           Over
                                 OR LESS      FIVE YEARS       FIVE YEARS
 Commercial, industrial,
   and financial                 $ 26,075       $ 11,310          $ 1,307
 Agricultural                       1,119            214                0
 Real estate mortgage              43,764         56,730              851
 Installment & other
   consumer loans                   4,791          6,742              164

 Total                           $ 75,749       $ 74,996          $ 2,322

 INTEREST SENSITIVITY

 Amounts of loans due after one year with:         Fixed         Variable
 ($ IN THOUSANDS)                                  RATE            RATE
 Commercial, industrial, and financial           $ 6,816          $ 6,290
 Agriculture                                          74              140
 Real estate mortgage                             14,522           43,094
 Installment & other
   consumer loans                                  6,012              952

 Total                                           $27,424          $50,476

     Loan growth for the year ended December 31, 1998 was 2.90%;
 increasing from $149,317,462 at December 31, 1997 to $153,649,015 at
 December 31, 1998. The composition of loans outstanding as of the dates indicated are as follows:

 DECEMBER 31                      1998     1997     1996     1995      1994
 ($ in thousands)
 Commercial, industrial
   and financial               $ 38,852  $ 31,314 $ 28,531 $ 27,291  $ 23,821
 Agricultural                     1,662     2,488    1,820    2,356     2,899
 Real estate:
   Mortgage                     101,380   103,253   93,450   84,221    75,994
 Installment and other
   consumer loans                11,755    12,262   14,210   11,457     9,960

 Total                         $153,649  $149,317 $138,011 $125,325  $112,674

                                     -20-

     Loans held for sale as of December 31, 1998 were $3,120,450 compared to $300,500 on December 31, 1997. This increase is a result of market interest rates being lower in 1998, thereby increasing the number of loans being refinanced in the secondary market.

     The composition of loans in the loan portfolio shows a decrease in installment and other consumer loans. Competition in this market area is the main reason for this decline. All other loan categories have been steadily increasing every year. The Company has no foreign loans outstanding.

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

 An analysis of impaired loans follows:

      AT DECEMBER 31,                                     1998         1997
 Nonaccrual                                           $  564,414   $  484,290
 Accruing income                                         406,000      639,827

 Total impaired loans                                    970,414    1,124,117
 Less - Allowance for loan losses                        328,511      178,000

 Net investment in impaired loans                     $  641,903   $  946,117

  YEARS ENDED DECEMBER 31,                   1998        1997          1996

 Average recorded investment, net of
   allowance for loan losses            $  819,630   $ 1,191,098   $  304,400

 Interest income recognized             $   39,569   $    83,195   $   23,001

                                     -21-

          The Company maintained generally high loan quality during 1998. The following table sets forth the amount of risk element loans as of the dates indicated.

    ($ in
  thousands)                                            DECEMBER 31
                                                 1998     1997     1996     1995     1994
 Loans on a non-accrual basis                   $ 582    $ 835    $ 247    $ 376    $ 646
 Loans contractually past due  ninety days
   or more as to interest or principal payments $   0    $   7    $ 275    $   0    $   0

 DEPOSITS

      The average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1998, 1997, 1996, 1995, and 1994 are:

                             1998           1997            1996           1995         1994
   ($ in thousands)      BALANCE  RATE  BALANCE  RATE  BALANCE  RATE  BALANCE  RATE  BALANCE  RATE
 Non-interest bearing
   demand deposits      $ 26,827       $ 24,403       $ 24,729       $ 22,594        $ 21,950

 Interest bearing
   demand and
   savings deposits      61,657  3.86%   52,265  3.57%  47,179  3.43%  44,708  3.54%   46,593  3.06%

 Time deposits          100,713  5.75%  102,566  5.85%  94,179  5.88%  83,518  5.78%   66,241  4.60%

 Total                 $189,197        $179,234       $166,087       $150,820        $134,784

     The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1998 is approximately $28,888,000. Their maturity distribution is as follows:

     - three months or less                        $11,420,000
     - over three months and through twelve months $15,805,000
     - over one year through five years            $ 1,663,000
     - over five years                             $     -0-

     The Bank does not have any deposits in foreign banking offices.

                                     -22-

 SELECTED FINANCIAL DATA

     The ratio of net income to average total assets and shareholders' equity and certain other ratios are presented below for the years ended December 31, 1998, 1997, 1996, 1995, and 1994.

                            1998        1997        1996        1995        1994
 Net income as a
 percentage of:

 Average total assets       .96%       1.02%       1.10%       1.13%       1.21%
 Average shareholders'
   equity                 10.62%      11.15%      11.98%      12.15%      12.66%
 Dividend payout ratio
   (dividends declared
   divided by net income) 39.33%      37.85%      35.40%      36.63%      37.00%
 Average shareholders'
   equity to average      9.06%        9.15%       9.16%       9.27%       9.58%
   total assets

 SUMMARY QUARTERLY FINANCIAL INFORMATION

 The following is a summary of the quarterly results of operations for the years ended December 31, 1998, 1997 and 1996.

                                            Three months ended

                                    March 31    June 30  September 30 December 31

                                       (in thousands, except per share data)
 1998
 Interest income                      $4,146     $4,288       $4,252     $4,060
 Interest expense                     $2,164     $2,174       $2,205     $2,179
 Net interest income                  $1,982     $2,114       $2,047     $1,882
 Provision for loan losses               $75        $75          $75        $75
 Net income applicable to common stock  $390       $638         $719       $342
 Earnings per common share             $0.44      $0.72        $0.81      $0.39

 1997
 Interest income                      $3,757     $3,898       $3,977     $4,112
 Interest expense                     $1,978     $2,041       $2,088     $2,146
 Net interest income                  $1,779     $1,857       $1,889     $1,966
 Provision for loan losses               $45        $45          $65        $75
 Net income applicable to common stock  $581       $561         $626       $335
 Earnings per common share             $0.65      $0.63        $0.70      $0.39

 1996
 Interest income                      $3,644     $3,624       $3,722     $3,834
 Interest expense                     $1,919     $1,912       $1,960     $1,978
 Net interest income                  $1,725     $1,712       $1,762     $1,856
 Provision for loan losses               $45        $45          $45        $45
 Net income applicable to common stock  $656       $495         $617       $389
 Earnings per common share             $0.73      $0.55        $0.68      $0.43

                                     -24-
 YEAR 2000 DISCLOSURE

     YEAR 2000

     The Company, like virtually all other financial institutions in the United States, depends on computer technology to process its various deposit, loan and investment transactions on a daily basis. Management has initiated a plan to review and address the potential for failure of computer applications as a result of the failure of a software program to properly recognize the year 2000 (the "Year 2000 problem" or "Year 2000 issues"). The term "Year 2000 readiness", or terms of similar import, mean that the particular software or equipment referred to has been modified or replaced and the Company believes that such modified or replaced equipment or processes will operate as designed after 1999 without Year 2000 problems.

     The Company assessment of, and corrective actions with respect to, the possible consequences of Year 2000 issues on its consolidated financial condition, liquidity or results of operations is referred to herein as its "Year 2000 Project." The Year 2000 Project is being undertaken under the supervision of the Year 2000 Project Committee (the "Committee"), composed of employees of the Company's wholly-owned subsidiary, Peoples State Bank (the "Bank"). The Committee reports on a regular basis to the Board of Directors as to the status of Year 2000 issues and the Company's progress in addressing and/or resolving identified Year 2000 problems.

     In accordance with the Year 2000 Project and a Year 2000 Compliance Policy adopted by the Committee, an assessment of software and equipment to determine which major computer components will need to be updated or replaced has been completed. The Company has undertaken software and equipment upgrades, including the bank's mainframe computer, and will continue to monitor vendor certifications as to Year 2000 compliance and to take appropriate steps by July, 1999 to modify or replace systems which are not Year 2000 compliant. Testing has been conducted on all major mission critical systems and all such systems appear to be Year 2000 ready. Testing will continue through the year 2000 on software and equipment upgrades and modifications.

     The Year 2000 Project also involves gathering data from Bank customers to assist the Committee in determining the level of risk to the Bank which might be expected as a result of Year 2000 noncompliance. Bank operations, such as commercial loan application procedures, have been modified to address the Year 2000 issue. The Bank has also attempted to educate its customer base about the Year 2000 issue and has attempted to identify major employers in the Bank's primary market area to evaluate potential loss to the Bank's business if those employers' operations would be curtailed or cease due to Year 2000 problems. Inquiries have also been made to the Bank's investment subsidiary service provider and correspondent banks to determine the effect of such entities' compliance with Year 2000 issues.

     The Committee has determined that it does not have non-information technology systems, such as embedded controllers, which are material to the operations of the Company and that all security and building operations systems can be operated manually or with alternative controls should a Year 2000 problem occur.

     COSTS

     Costs of new software or equipment will be capitalized over the useful life. All other costs associated with Year 2000 issues are expensed as incurred. Internal costs of Year 2000 readiness are not being tracked, but principally relate to payroll costs of Company personnel. The estimated total cost of evaluation and compliance with Year 2000 issues in not expected to exceed $150,000 and, in any event, is not expected to be material to the Company.

     RISKS

     The Company does not believe that Year 2000 issues will have a material adverse effect on its consolidated financial condition, liquidity or results of operations. There are, however, many risks associated with Year 2000 that are beyond the control of the Company or which may not be adequately addressed by others before material problems are encountered.

     The Company, like other financial institutions, depends upon the Federal Reserve System and other financial institutions to process a wide variety of financial transactions for itself and its customers and as a source of credit. The Company must rely upon various federal bank regulatory agencies to make certain that the U.S. banking and payments system, as a whole, is Year 2000 compliant. While the Company believes that the banking system as a whole will be Year 2000 compliant, and it has inquired into the readiness of its principal correspondents and service providers, there can be no assurance of that fact or that one or more of them will not encounter significant Year 2000 problems and thereby adversely affect the Company. Similarly, while the Company faces potential disruptions in its operations from Year 2000 problems as a result of the failure of the power grid, telecommunications, or other utilities, it is not aware that any material disruption in these infrastructures is reasonably likely to occur.

     The Bank has a diverse customer base. Based on this diversity and the information received by the Bank to date in response to its customer surveys and other inquiries, the Company believes that its customers as a whole will not incur material adverse results from Year 2000 related issues to the extent that the Bank would, in turn, incur material defaults in its loan portfolio. Nevertheless, there is a risk which cannot be wholly discounted that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability of certain customers to repay loans or as a result of reducing the nonloan portion of its customers' banking business.

     To the extent the Company incurs losses arising from Year 2000 issues, it may also have insurance coverage. The scope and amount of reimbursement for such losses will depend upon the nature of any claims which arise.

     CONTINGENCY PLAN

     The Committee is preparing a business resumption contingency plan which would be implemented, in part, in conjunction with the Bank's disaster recovery plan in the event of failure of one or more of the Bank's major systems. The business resumption contingency plan involves the identification by the Committee of core business processes, establishment of event time lines, and preparation of a risk analysis of mission critical systems. Work on the business contingency readiness plan continues and is expected to be completed during the second quarter of 1999.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in footnote 18 of the Notes to Consolidated Financial Statements.

     The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest- rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

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

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            INDEPENDENT AUDITOR'S REPORT

 Board of Directors
 PSB Holdings, Inc.
 Wausau, Wisconsin


 We have audited the accompanying consolidated balance sheets of PSB HOLDINGS, INC. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB HOLDINGS, INC. and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles.


                                    WIPFLI ULLRICH BERTELSON LLP
                                    Wipfli Ullrich Bertelson LLP


 January 22, 1999
 Wausau, Wisconsin

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1998 and 1997
                                                               1998         1997
                                       ASSETS
 Cash and due from banks                                 $  8,751,763  $ 10,622,727
 Interest-bearing deposits with banks                         740,993       153,271
 Federal funds sold                                         3,934,000

 Investment securities:
   Held to maturity (fair values of $14,345,897
     and $12,704,104, respectively)                        14,068,362    12,549,359
   Available for sale (at fair value)                      47,886,132    37,579,114
 Loans held for sale                                        3,120,450       300,500

 Loans receivable, net of allowance for loan losses of
   $1,946,864 and $1,845,064 in 1998 and 1997,
     respectively                                         148,581,791   147,171,898
 Accrued interest receivable                                1,725,343     1,737,493
 Premises and equipment                                     3,885,986     3,746,432
 Other assets                                                 796,671     1,158,255

 TOTAL ASSETS                                           $ 233,491,491 $ 215,019,049

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing deposits                           $  33,149,909  $ 27,564,502
 Interest-bearing deposits                                166,649,988   159,038,203

   Total deposits                                         199,799,897   186,602,705

 Short-term borrowings                                      4,549,508     3,960,042
 Long-term borrowings                                       6,000,000     3,000,000
 Other liabilities                                          2,585,871     2,239,127

   Total liabilities                                      212,935,276   195,801,874

 Stockholders' equity:
   Common stock - No-par value with a stated
      value of $2 per share:
      Authorized - 1,000,000 shares
      Issued       -   902,425 shares                       1,804,850     1,804,850
   Additional paid-in capital                               7,158,505     7,158,505
   Retained earnings                                       12,223,043    10,955,877
   Unrealized gain (loss) on securities available
      for sale, net of tax                                    172,417       100,543
   Treasury stock, at cost - 19,190 shares                   (802,600)     (802,600)

   Total stockholders' equity                              20,556,215    19,217,175

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 233,491,491 $ 215,019,049

            See accompanying notes to consolidated financial statements.

                                     -29-

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 31, 1998, 1997, and 1996

                                                          1998           1997          1996
 Interest income:
   Interest and fees on loans                        $  13,403,646  $ 12,688,023  $ 11,757,028
   Interest on investment securities:
       Taxable                                           2,394,816     2,370,859     2,330,456
       Tax-exempt                                          625,428       580,323       552,324
   Other interest and dividends                            322,546       104,758       184,151
       Total interest income                            16,746,436    15,743,963    14,823,959

 Interest expense:
   Deposits                                              8,175,617     7,871,730     7,156,077
   Short-term borrowings                                   237,058       343,207       612,585
   Long-term borrowings                                    308,913        37,981
       Total interest expense                            8,721,588     8,252,918     7,768,662

 Net interest income                                     8,024,848     7,491,045     7,055,297
 Provision for loan losses                                 300,000       230,000       180,000
 Net interest income after provision for loan losses     7,724,848     7,261,045     6,875,297
 Noninterest income:

   Service fees                                            699,144       483,756       518,271
   Net realized gain on sale of securities
     available for sale                                     35,867         3,120
   Gain on sale of other real estate                         4,134                     202,398
   Gain of sale of loans                                   332,027        45,588        13,188
   Investment sales commissions                            146,756        73,873        78,595
   Other operating income                                  188,769       138,367       177,703
       Total noninterest income                          1,406,697       744,704       990,155

 Noninterest expenses:
   Salaries and employee benefits                        3,330,964     2,948,292     2,701,445
   Loss on settlement of pension plan                      405,891
   Occupancy                                               827,558       727,583       708,288
   Telephone, supplies and postage                         311,887       244,752       268,379
   Advertising and promotion                               201,754       166,415       140,751
   Data processing                                         109,602        74,701       195,261
   Director expense                                        141,671       179,800       163,923
   Other operating                                         785,641       590,497       536,808
       Total noninterest expenses                        6,114,968     4,932,040     4,714,855

 Income before income taxes                              3,016,577     3,073,709     3,150,597
 Provision for income taxes                                928,000       971,000       994,000
 Net income                                          $   2,088,577  $  2,102,709  $  2,156,597
 Basic and diluted earnings per share                $        2.36  $       2.37  $       2.39
 Weighted average shares outstanding                       883,235       887,988       900,641

                 See accompanying notes to consolidated financial statements.

                                     -30-

                                 PSB HOLDINGS, INC.
                                   AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1998, 1997, and 1996

                                                                          Accumulated
                                                                            Other
                                              Additional                Comprehensive
                                    Common       Paid-In     Retained        Income     Treasury
                                     STOCK       CAPITAL     EARNINGS       (LOSS)        STOCK      TOTALS
 Balance, January 1, 1996     $     1,804,850  $ 5,926,505  $ 9,487,936   $  232,273    $         $ 17,451,564
 Comprehensive income:
    Net income                                                2,156,597                              2,156,597
   Unrealized loss on securities
      available for sale, net of
      tax                                                                   (240,816)                 (240,816)
        Total comprehensive income                                                                   1,915,781

 Transfer from retained earnings                 1,232,000   (1,232,000)
 Purchase of treasury stock                                                              (315,000)    (315,000)
 Cash dividends declared
    $.85 per share                                             (763,421)                              (763,421)
 Balance, December 31, 1996         1,804,850    7,158,505    9,649,112       (8,543)    (315,000)  18,288,924

 Comprehensive income:
    Net income                                                2,102,709                              2,102,709
 Unrealized gain on securities
    available for sale, net of tax                                           109,086                   109,086
        Total comprehensive income                                                                   2,211,795

 Purchase of treasury stock                                                              (487,600)    (487,600)
 Cash dividends declared
    $.90 per share                                             (795,944)                              (795,944)

 Balance, December 31, 1997         1,804,850    7,158,505   10,955,877      100,543     (802,600)  19,217,175
 Comprehensive income:
    Net income                                                2,088,577                              2,088,577
    Unrealized gain on securities
      available for sale, net of tax                                          71,874                    71,874
        Total comprehensive income                                                                   2,160,451

 Cash dividends declared
    $.93 per share                                            ( 821,411)                              (821,411)

 Balance, December 31, 1998   $      1,804,850 $ 7,158,505  $12,223,043   $  172,417    $(802,600) $20,556,215

                        See accompanying notes to consolidated financial statements.

                                  PSB HOLDINGS, INC.
                                    AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998, 1997, and 1996
                                                     1998         1997         1996
 Cash flows from operating activities:
  Net income                                 $    2,088,577  $  2,102,709   $  2,156,597
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for depreciation and net
     amortization                                   520,981       482,664        448,472
     Benefit from deferred income taxes            (169,900)     (108,900)       (52,300)
     Provision for loan losses                      300,000       230,000        180,000
     Proceeds from sales of loans held for sale  26,186,442     4,369,580      1,058,993
     Originations of loans held for sale        (28,674,365)   (4,344,817)    (1,325,480)
     Gain on sale of loans                         (332,027)      (45,588)       (13,188)
     Net gain on sale of other real estate           (4,134)                    (202,398)
     Net gain on sale of securities available
       for sale                                     (35,867)       (3,120)
     Changes in operating assets and liabilities:
       Accrued interest receivable                   12,150        53,412       (248,004)
       Other assets                                 (25,811)     (285,484)      (118,169)
       Other liabilities                            346,744       265,173        188,535
  Net cash provided by operating activities         212,790     2,715,629      2,073,058
  Cash flows from investing activities:
     Proceeds from sale and maturities of:
       Held to maturity securities                1,340,000     2,366,913      2,565,079
       Available for sale securities             17,470,126    10,953,084     13,109,137
     Payment for purchase of:
       Held to maturity securities               (2,881,464)   (3,221,710)    (3,963,240)
       Available for sale securities            (27,616,227)   (8,496,561)   (18,583,686)
     Net increase in loans                       (1,709,893)  (11,595,126)   (12,227,971)
     Net (increase) decrease in
       interest-bearing deposits
       and money market funds                     (587,722)        16,032      1,448,830
     Net decrease (increase) in
       federal funds sold                       (3,934,000)                    5,683,000
     Capital expenditures                         (633,488)      (482,177)      (659,051)
     Proceeds from sale of other real estate       503,667                        14,500
  Net cash used in investing activities        (18,049,001)   (10,459,545)   (12,613,402)
  Cash flows from financing activities:
     Net increase (decrease) in
       noninterest-bearing deposits              5,585,407       (921,753)     1,926,820
     Net increase in interest-bearing deposits   7,611,785      9,395,555     15,757,491
     Net decrease in short-term borrowings         589,466     (1,806,589)    (5,332,867)
     Proceeds from issuance of long-term
       borrowings                                3,000,000      3,000,000
     Dividends paid                               (821,411)      (795,944)      (763,421)
     Purchase of treasury stock                                  (487,600)      (315,000)
  Net cash provided by financing activities     15,965,247      8,383,669     11,273,023
 Net increase (decrease) in cash and due
     from banks                                 (1,870,964)       639,753        732,679
 Cash and due from banks at beginning           10,622,727      9,982,974      9,250,295
 Cash and due from banks at end              $   8,751,763   $ 10,622,727   $  9,982,974

                                     -32-

                                  PSB HOLDINGS, INC.
                                    AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998, 1997, and 1996
                                  (Continued)
                                                 1998          1997         1996
 Supplemental cash flow information:
  Cash paid during the year for:
     Interest                               $ 8,734,905   $ 8,101,757   $ 7,738,779
     Income taxes                               877,563     1,008,124       960,348
 Noncash investing and financing activities:
  Loans charged off                             207,450       350,242        72,942
  Loans refinanced from other real estate                                  (215,000)
  Loans transferred to other real estate        198,544       300,989

             See accompanying notes to consolidated financial statements.

                                     -33-

                          PSB HOLDINGS, INC.
                             AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPAL BUSINESS ACTIVITY

 PSB Holdings, Inc. and Subsidiary (the "Company"), operates Peoples State Bank (the "Bank"), a full service financial institution with a primary marketing area including, but not limited to, the greater Wausau, Wisconsin area and Marathon County, and Rhinelander, Wisconsin in Oneida County. It provides a variety of banking products including investment product sales.

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

 CASH EQUIVALENTS

 For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks." Cash and due from banks includes cash on hand and non-interest-bearing deposits at correspondent banks.

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

 Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders' equity.

 Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

 INTEREST AND FEES ON LOANS

 Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. Fees received on loans are credited to income when received. After being placed on nonaccrued status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on impaired loans is consistent with the recognition on all other loans (as detailed above).

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

 LOANS HELD FOR SALE

 Mortgage loans originated and intended for sale in the secondary market are carried at the lower cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices. Mortgage servicing rights are not retained.

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

 FORECLOSED REAL ESTATE

 Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.
 Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

 RETIREMENT PLANS

 The Company maintains a defined contribution 401(k) profit-sharing plan which covers substantially all full-time employees.

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

 NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Under this SFAS, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial condition or results of operations.

 Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also required descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Company's financial position or results or operations.

 Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was issued in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of those plans. It standardized the disclosure requirement and required additional information on changes in benefit obligations and fair value of plan assets, and eliminated certain disclosures which were no longer considered useful. The disclosure requirements had no impact on the Company's financial position or results of operations.

 In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statements of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The Company elected early adoption of SOP 98-1. The effect of the adoption was not material.

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

 NOTE 3 - CASH AND DUE FROM BANKS

 Cash and due from banks in the amount of $754,000 was restricted at December 31, 1998 to meet the reserve requirements of the Federal Reserve System.

 In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company and its subsidiary also maintain cash balances in money market funds. Such balances are not insured. Total uninsured balances at December 31, 1998 were $7,695,129.

 NOTE 4 - SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:

                                                  Gross        Gross     Estimated
                                    Amortized  Unrealized   Unrealized     Fair
                                      COST        GAINS       LOSSES       VALUE

 DECEMBER 31, 1998
 Securities held to maturity:
  Obligations of states and
    political subdivisions          $ 14,068,362  $  278,490  $     955  $ 14,345,897
 Securities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                    $ 46,920,044  $  342,097  $  76,687  $ 47,185,454
  Other equity securities                700,678                              700,678

 Totals                             $ 47,620,722  $  342,097  $  76,687  $ 47,886,132

 DECEMBER 31, 1997

 Securities held to maturity:
  Obligations of states and
    political subdivisions          $ 12,549,359  $  156,452  $   1,707  $ 12,704,104
 Securities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                    $ 36,774,446  $  219,733  $  62,443  $ 36,931,736
  Other equity securities                647,378                              647,378

 Totals                             $ 37,421,824  $  219,733  $  62,443  $ 37,579,114

                                     -38-

 NOTE 4 - SECURITIES (CONTINUED)

 The amortized cost and estimated fair value of debt securities held to maturity and securities available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                       Amortized     Fair
  SECURITIES HELD TO MATURITY                            COST        VALUE
 Due in one year or less                          $   2,016,365   $ 2,029,325
 Due after one year through five years                5,078,132     5,167,710
 Due after five years through ten years               6,973,865     7,148,862

 Totals                                           $  14,068,362   $14,345,897

   SECURITIES AVAILABLE FOR SALE

 Due in one year or less                          $  1,998,234    $ 2,017,400
 Due after one year through five years              16,910,216     17,055,070
 Due after five years through ten years             12,998,154     13,031,900

 Mortgage-backed securities                         15,013,440     15,081,084

 Totals                                           $ 46,920,044    $47,185,454

 Securities with an approximate carrying value of $9,168,461 and $8,352,470 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

 Proceeds from securities sales in 1998 were $1,533,300. Gross gains of $35,867 were realized on those sales. During 1997, proceeds from security sales were $2,351,230. Gross gains and losses on those sales were $17,656 and $14,536, respectively. During 1996, no investment securities were sold.

 As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on asset size. This stock is recorded at cost which approximates fair value. Transfer of the stock is substantially restricted. Equity securities include $655,300 and $602,000 of FHLB stock at December 31, 1998 and 1997.

 NOTE 5 - LOANS

 The composition of loans is as follows:
                                                     1998          1997
          Commercial                            $  40,513,628  $ 33,801,290
          Real estate                              98,259,990   102,953,287
          Consumer                                 11,755,037    12,262,385

          Subtotals                               150,528,655   149,016,962
          Allowance for loan losses                (1,946,864)   (1,845,064)

          Net loans                             $ 148,581,791  $147,171,898

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

                                                      1998           1997
          Loans outstanding, January 1           $  7,792,986  $  2,594,547
          New loans                                 6,612,687    10,308,486
          Repayment                                (9,367,162)   (5,110,047)

          Loans outstanding, December 31         $  5,038,511  $  7,792,986

 The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired as defined by
 current accounting standards.   A loan is impaired when, based on
 current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 NOTE 5 - LOANS (CONTINUED)

 An analysis of impaired loans follows:
      AT DECEMBER 31,                                          1998         1997
 Nonaccrual                                               $  564,414   $  484,290
 Accruing income                                             406,000      639,827

 Total impaired loans                                        970,414    1,124,117
 Less - Allowance for loan losses                            328,511      178,000

 Net investment in impaired loans                         $  641,903   $  946,117

  YEARS ENDED DECEMBER 31,                         1998        1997         1996

 Average recorded investment, net of
   allowance for loan losses                   $  819,630 $ 1,191,098  $  304,400

 Interest income recognized                    $   39,569 $    83,195  $   23,001

 The allowance for loan losses (including impaired loans) is maintained at a level which management believes is adequate for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

 An analysis of the allowance for loan losses for the three years ended
 December 31, follows:
                                                   1998        1997         1996
 Balance, January 1                            $ 1,845,064  $ 1,924,686  $ 1,780,893
 Provision charged to operating expense            300,000      230,000      180,000
 Recoveries on loans                                 9,250       40,620       36,735
 Loans charged off                                (207,450)    (350,242)     (72,942)

 Balance, December 31                          $ 1,946,864  $ 1,845,064  $ 1,924,686

 NOTE 6 - PREMISES AND EQUIPMENT

 An analysis of premises and equipment follows:
                                                          1998         1997
          Land                                       $    627,345  $    627,345
          Buildings and improvements                    3,455,946     3,163,710
          Furniture and equipment                       2,947,739     2,626,035

          Total cost                                   7,031,030      6,417,090
          Accumulated depreciation and amortization    3,145,044      2,670,658

          Net book value                             $ 3,885,986   $  3,746,432

 Depreciation and amortization charged to operating expenses amounted to $493,934 in 1998, $436,933 in 1997, and $402,589 in 1996.

 NOTE 7 - DEPOSITS

 At December 31, 1998, certificate and IRA accounts have scheduled maturity dates as follows:
          1999                                     $ 87,320,600
          2000                                        9,475,101
          2001                                        1,443,230
          2002                                          287,886
          Thereafter                                     99,000

          Total                                    $ 98,625,817

 Certificate of deposit accounts with individual balances greater than $100,000 totaled $24,688,356 and $23,045,981 at December 31, 1998 and
 1997, respectively.

 Deposits from Company directors, officers, and related parties at December 31, 1998 and 1997 totaled $8,483,980 and $7,866,698, respectively.

 NOTE 8 - SHORT-TERM BORROWINGS

 Short-term borrowings consist of securities sold under repurchase agreements totaling $4,549,508 and $3,960,042 at December 31, 1998 and 1997, respectively. The book value of securities pledged under these agreements totaled $4,801,348 and $6,297,038 at December 31, 1998 and 1997, respectively.

 As a member of the FHLB system, the Company may draw on a line of credit totaling $13,106,000. At December 31, 1998, the Company's available and unused portion of this line of credit totaled
 $7,106,000.

                          PSB HOLDINGS, INC.
                             AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 8 - SHORT-TERM BORROWINGS (CONTINUED)

 The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended
 December 31:
                                                 1998           1997         1996
 As of end of year:
   Weighted average rate                           5.63%           6.14%          5.53%
 For the year:
  Highest month-end balance                $  5,220,455    $ 11,983,134   $ 15,503,184
   Daily average balance                      3,803,415       5,555,857     10,168,909
   Weighted average rate                           6.23%           6.18%          6.03%

 NOTE 9 - LONG-TERM BORROWINGS

 Long-term borrowings at December 31, consist of the following:
                                                         1998          1997
 Note payable to the FHLB, monthly
   interest payments only at 5.70%,
   due April 5, 1999                                 $ 2,000,000   $ 2,000,000

 Note payable to the FHLB, monthly
    interest payments only at 5.90%,
    due April 30, 1999                                 1,000,000     1,000,000

 Note payable to FHLB, monthly interest
    payments only at 5.07%,
    due February 19, 2008                              3,000,000

 Totals                                              $ 6,000,000   $ 3,000,000

 The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling in excess of $10,000,000 at December 31, 1998.

 NOTE 10 - RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

 The Company has established a 401(k) profit-sharing contribution pension plan for its employees. The Company matches 50% of employees
' salary deferrals up to the first 4% of pay deferred. The Company also may declare a discretionary profit-sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 1998, 1997, and 1996 was $159,014, $143,940, and $30,442,
 respectively.

 The Company also maintains an unfunded retirement plan for its directors. The plan pays directors who have at least 15 years of service at retirement 50% of the fees received during their final five years as a director. Currently, five directors are eligible for benefits. Details regarding the actuarial benefit obligation and related disclosures are not available. The liability recognized in the financial statements for this plan was $156,285 at December 31, 1998 and 1997. There was no provision for plan expense during 1998. The plan expense totaled $46,000 and $40,000 for the years ended December 31, 1997 and 1996 respectively.

 NOTE 10 - RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
 (CONTINUED)

 The Company also maintains an unfunded postretirement health care benefit plan which covers the officers of the Company. After retirement, the Company will pay between 25% and 50% of the health insurance premiums for former Company officers. To qualify, an officer must have at least 15 years of service, be employed by the Company at retirement, and must be 62 years of age at retirement. The actual amount paid is based upon years of service to the Company.

 Effective January 1, 1997, the Company terminated its defined benefit pension plan. The Company received regulatory approval to distribute participants' vested defined benefit pension plan balances to participants or into the Company's 401(k) profit-sharing plan. During January 1998, the Company settled the defined benefit pension plan obligation by transferring existing plan assets of $1,857,740, plus an additional cash payment of $202,738 to qualified retirement plans or directly to the plan participants.

 The following tables provide a reconciliation of changes in the postretirement health care benefit plan and the defined benefit pension plan obligations and the fair value of assets for the years ended December 31, 1998 and 1997:

                                Postretirement Health                Defined Benefit
                                 CARE BENEFIT PLAN                    PENSION PLAN
                                   1998           1997            1998             1997
 Reconciliation of
   benefit obligations:
  Obligations at January 1      $   136,179   $   110,779    $ 1,666,759    $  1,595,210
  Service cost                       11,176         7,778
  Interest cost                      16,658        14,233          9,723         110,308
  Benefit payments                   (3,479)       (4,007)        (5,820)        (15,691)
  Net amortization of
   prior service costs                7,396         7,396        (16,075)        (23,068)

  Loss on settlement of plan
   due to applicable
   benefit payout interest rates
   at time of settlement                                         405,891
  Liquidating distributions
   to qualified
   retirement plans                                           (2,042,103)
  Liquidating distributions
   to plan participants                                          (18,375)

 Obligation at December 31      $   167,930   $   136,179    $              $  1,666,759

 Reconciliation of fair value
  of plan assets:
  Fair value of plan assets
  at January 1                  $ 1,855,500   $ 1,643,439
  Return on plan assets, net of
   administrative expenses                                         8,060          87,256
  Employer contributions                                                         140,496
  Benefit payments                                                (5,820)        (15,691)
  Liquidating distributions to
   plan participations                                        (1,857,740)

 Fair value of plan assets
  at December 31                                             $              $  1,855,500

 NOTE 10 - RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
 (CONTINUED)

 The following table provides the components of net periodic benefit cost (income) of the plans for the years ended December 31, 1998, 1997, and 1996:

                               Postretirement Health                       Defined Benefit
                                CARE BENEFIT PLAN                            PENSION PLAN

                                1998       1997      1996           1998         1997          1996
 Service cost                $  11,176  $   7,778  $  7,235    $               $            $ 108,080
 Interest cost                  16,658     14,233    13,001          9,723       110,308      141,725
 Return on plan assets                                              (8,060)      (87,256)     (79,499)
 Net amortization transition
   and prior service costs      7,396       7,396     7,396        (16,075)      (23,068)      (9,345)
 Net periodic pension cost
   (income)                    35,230      29,407    27,632        (14,412)          (16)     160,961
 Curtailment gain                                                                              (1,332)
 Settlement loss                                                   405,891

 Net periodic benefit cost
   after curtailment and
   settlement               $  35,230   $ 29,407   $ 27,632    $   391,479 $         (16)   $ 159,629

 The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                     Postretirement Health      Defined Benefit
                                       CARE BENEFIT PLAN           PENSION PLAN
                                      1998   1997    1996     1998   1997    1996
 Discount rate                       7.50%   7.50%  7.50%      N/A   7.00%  7.00%
 Expected return on plan assets      N/A     N/A    N/A        N/A   5.79%  7.00%
 Health care cost trend rate         7.25%   7.50%  7.50%      N/A   N/A    N/A
 Rate of compensation increases      N/A     N/A    N/A        N/A   0.00%  0.00%

 The health care cost trend rate is anticipated to be 7.5% in 1999, grading down 0.25% per year to 5.0%.

 Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit plan. A 1% increase in assumed health care cost trend rates would have the following effects:

                                                           1998      1997    1996
 Effect on service and interest cost                     $  5,681  $    847  $  778
 Effect on accumulated benefit obligation at December 31   43,082     8,362   7,644

 NOTE 11 -SELF-FUNDED HEALTH INSURANCE PLAN

 The Company has established an employee medical benefit plan to self-insure claims up to $10,000 per year for each individual with a $129,730 stop-loss per year for participants in the aggregate. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. As of December 31, 1998, management believes claims incurred but not yet reported that are not covered by the stop-loss are insignificant. Health insurance expense recorded in 1998, 1997, and 1996 was $143,969. $126,237, and $105,114, respectively.

 NOTE 12 - INCOME TAXES

 The components of the income tax provision are as follows:
                                                   1998        1997        1996
 Current income tax provision:
   Federal                                   $     991,400  $  965,900  $  902,300
   State                                           106,500     114,000     144,000

 Total current                                   1,097,900   1,079,900   1,046,300

 Deferred income tax benefit:

   Federal                                       (142,400)    (85,900)    (41,300)
   State                                          (27,500)    (23,000)    (11,000)

 Total deferred                                  (169,900)   (108,900)    (52,300)

 Total provision for income taxes            $    928,000   $ 971,000   $ 994,000

                                     -46-

 NOTE 13 - INCOME TAXES (CONTINUED)

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred tax assets are as follows:

                                                               1998        1997
 Deferred tax assets:
   Allowance for loan losses                              $    653,800  $  613,600
   Deferred compensation                                        69,300      69,300
   State net operating loss                                      9,500       6,900
   Post-retirement health care benefits                         64,300      56,500
   Employee pension plan                                        42,800
   Other                                                         2,600
   Less - Valuation allowance                                   (9,500)     (6,900)

 Gross deferred tax assets                                     832,800     739,400

 Deferred tax liabilities:
   Unrealized gain on securities available for sale             92,992      56,747
   Premises and equipment                                      155,000     151,300
   Employee pension plan                                                    80,200

 Gross deferred tax liabilities                               247,992      288,247

 Net deferred tax assets                                  $   584,808   $  451,153

 The Company, and its subsidiary, pay state taxes on individual, unconsolidated net earnings. At December 31, 1998, tax net operating losses at the parent company of approximately $181,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2012. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

 A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

                                        1998                1997                  1996
                                     Percent of          Percent of           Percent of
                                       Pretax              Pretax               Pretax
                                 AMOUNT     INCOME     AMOUNT   INCOME       AMOUNT  INCOME
 Tax expense at statutory rate $ 1,026,000  34.0%  $ 1,045,000   34.0%   $ 1,071,200   34.0%
 Increase (decrease) in taxes
   resulting from:
  Tax-exempt interest            (194,000)  (6.4)     (174,500)  (5.7)      (169,200)  (5.4)
  State income tax                 52,000    1.7        60,000    2.0         88,000    2.8
  Other                            44,000    1.5        40,500    1.3          4,000     .1
 Provision for income taxes    $  928,000   30.8%  $   971,000   31.6%   $   994,000   31.5%

 NOTE 14 - LEASES

 The Company leases various pieces of equipment under cancelable leases and space for a branch location under a noncancelable lease. All leases are classified as operating. Future minimum payments under the noncancelable lease are as follows:

          1999                                                   $  24,726
          2000                                                      25,540
          2001                                                      26,389
          2002                                                      27,252
          2003                                                       2,277

          Total                                                 $  106,184

 Rental expense for all operating leases was $32,462, $12,735, and $10,926 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

                                                              1998            1997
 Commitments to extend credit                             $  18,775,078  $ 17,678,590
 Letters of credit                                            1,470,887       924,841
 Credit card commitments                                      2,278,144     2,388,240

 Totals                                                   $  22,524,109  $ 20,991,671

 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

 Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. The commitments are structured to allow for 100% collateralization on all letters of credit.

 Credit card commitments are commitments on credit cards issued by the Company and serviced by Elan Financial Services. These commitments are unsecured.

 CONCENTRATION OF CREDIT RISK

 The Company grants residential mortgage, commercial and consumer loans predominantly in the greater Wausau area, Marathon County, and Rhinelander, Wisconsin in Oneida County. There are no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.

 CONTINGENCIES

 In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

 INTEREST RATE RISK

 The Company originates and holds adjustable rate mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 1998, none of the approximately $474,000 of variable rate loans had reached the interest rate cap.

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

 Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios
 (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

 As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

 The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                          To Be Well
                                                                       Capitalized Under
                                                   For Capital         Prompt Corrective
                                  ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                              AMOUNT     RATIO    AMOUNT    RATIO       AMOUNT   RATIO
 As of December 31, 1998:
  Total capital (to risk
    weighted assets):
    Consolidated          $ 22,304,000  14.5%  $ 12,303,000  8.0%        N/A
    Subsidiary bank       $ 22,059,000  14.4%  $ 12,284,000  8.0%  $ 15,355,000  10.0%

  Tier I capital (to risk
    weighted assets):
    Consolidated          $ 20,384,000  13.3%  $ 6,152,000  4.0%         N/A
    Subsidiary bank       $ 20,139,000  13.1%  $ 6,142,000  4.0%   $  9,213,000   6.0%

  Tier I capital (to average
    assets):
    Consolidated          $ 20,384,000   8.9%  $ 9,126,000  4.0%         N/A
    Subsidiary bank       $ 20,139,000   8.8%  $ 9,117,000  4.0%   $ 11,396,000   5.0%

 As of December 31, 1997:
  Total capital (to risk
    weighted assets):
    Consolidated          $ 20,964,000  14.2%  $11,818,000  8.0%        N/A
    Subsidiary bank       $ 20,830,000  14.1%  $11,818,000  8.0%   $ 14,772,000  10.0%

  Tier I capital (to risk
    weighted assets):
    Consolidated          $ 19,117,000  12.9%  $ 5,909,000  4.0%         N/A
    Subsidiary bank       $ 18,983,000  12.8%  $ 5,909,000  4.0%   $  8,863,000  6.0%

  Tier I capital (to average
    assets):
    Consolidated          $ 19,117,000   9.0%  $ 8,492,000  4.0%         N/A
    Subsidiary bank       $ 18,983,000   8.9%  $ 8,492,000  4.0%   $ 10,615,000  5.0%

                                     -50-


 NOTE 17 - RESTRICTIONS ON RETAINED EARNINGS

 The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to the Company. At December 31, 1998, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $7,919,000.

 NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

 SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The fair value estimates, methods, and assumptions regarding the Company's financial instruments are shown below.

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

 Cash and Short-term Investments: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits and money market funds, and federal funds sold approximate the fair value of these assets.

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

 Off-Balance-Sheet Instruments: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present credit worthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

 The carrying amounts and fair values of the Company's financial instruments consisted of the following at December 31:

                                         1998                             1997
                                Carrying       Estimated     Carrying      Estimated
                                 AMOUNT       FAIR VALUE      AMOUNT      FAIR VALUE
 Financial assets:
   Cash and short-term
     investments             $ 13,426,756  $ 13,426,756  $ 10,775,998  $ 10,775,998
   Investment securities       61,954,494    62,232,029    50,128,473    50,283,218
   Net loans                  151,702,241   152,613,525   147,437,398   147,309,558


 Financial liabilities:
   Deposits                   199,799,897   200,190,127   186,602,705   186,951,870
   Short-term borrowings        4,549,508     4,549,508     3,960,042     3,960,042
   Long-term borrowings         6,000,000     6,008,439     3,000,000     2,960,274

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

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

 The following condensed balance sheets as of December 31, 1998 and 1997, and condensed statements of income and cash flows for the years ended December 31, 1998, 1997, and 1996 for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

                                   BALANCE SHEETS
                             December 31, 1998 and 1997
                                       ASSETS
                                                               1998            1997
 Cash and due from banks                                 $     725,715  $     535,485
 Investment in subsidiary                                   20,311,399     19,082,913
 Other assets                                                   47,482         97,001

 Total assets                                            $  21,084,596  $  19,715,399

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued dividends payable                               $     528,381  $     498,224
 Total stockholders' equity                                 20,556,215     19,217,175

 Total liabilities and stockholders' equity              $  21,084,596  $  19,715,399

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                                STATEMENTS OF INCOME
                    Years Ended December 31, 1998, 1997, and 1996
                                                     1998          1997        1996
 Income:
   Dividends from subsidiary                    $    967,000 $   1,311,000 $   1,157,800
   Interest                                            2,383         2,893            11

     Total income                                    969,383     1,313,893     1,157,811

 Expenses:
   Interest                                            6,782         5,919
   Other                                              54,418        58,360        59,923

     Total expenses                                   54,418        65,142        65,842

 Income before income taxes and equity in
   undistributed net income of subsidiary            914,965     1,248,751     1,091,969
 Income tax benefit                                   17,000        20,000        21,000

 Net income before equity in undistributed
   net income of subsidiary                          931,965     1,268,751     1,112,969
 Equity in undistributed net income of
    subsidiary                                     1,156,612       833,958     1,043,628

 Net income                                     $  2,088,577 $   2,102,709 $   2,156,597

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
 (CONTINUED)

                              STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1998, 1997, and 1996
                                                       1998         1997        1996
 Cash flows from operating activities:
  Net income                                        $ 2,088,577  $ 2,102,709 $  2,156,597
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Equity in net income of subsidiary              (2,123,612)  (2,144,958)  (2,201,428)
     Net amortization                                    21,517       21,517       21,518
     (Increase) decrease  in other assets                28,002      (20,003)     (21,000)
     Increase in other liabilities                       30,157       19,393        8,020

  Net cash provided by (used in) operating activities    44,641      (21,342)     (36,293)

  Cash flows from investing activities -
    Dividends received from subsidiary                  967,000    1,311,000    1,157,800

  Cash flows from financing activities:
     Dividends paid                                    (821,411)    (795,944)    (763,421)
     Purchase of treasury stock                                     (487,600)    (315,000)

  Net cash used in financing activities                (821,411)  (1,283,544)  (1,078,421)

 Net increase in cash and due from banks                190,230        6,114       43,086
 Cash and due from banks at beginning                   535,485      529,371      486,285

 Cash and due from banks at end                     $   725,715  $   535,485 $    529,371

                                     -55-

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors," pages 2 through 4, of the Company's proxy statement dated March 31, 1999 (the "1999 Proxy Statement"). Information relating to executive officers is found in
 Part I of this Form 10-K, page 5. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the 1999 Proxy Statement.

 ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to director compensation is incorporated into this Form 10-K by this reference to the 1999 Proxy Statement under the subcaption "Compensation of Directors," page 5. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the material set forth under the caption "Executive Officer Compensation" and ending with the subcaption "Committee's and Board's Report on Compensation Policies," pages 7 and 8, in the 1998 Proxy Statement, including the material set forth under the subcaption "Compensation Committee and Board Interlocks and Insider Participation," page 8.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock," pages 5 and 6, in the 1998 Proxy
 Statement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to transactions with management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Certain Relationships and Related
 Transactions," page 8, in the 1998 Proxy Statement.

                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
 8-K.

 (a) Documents filed as part of this report.

     (1) The financial statements filed as part of this report are set forth on pages 28-55 herein.

     (2)  No financial statement schedules are required by Item 14(d).

     (3)  Exhibits.

     The following exhibits required by Item 601 of Regulation S-K are filed with the Securities and Exchange Commission as part of this report.

     Exhibit
     NUMBER                   DESCRIPTION

     3.1       Restated Articles of Incorporation, as amended
               (incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated May 30, 1995)

     3.2 Bylaws (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated May 30, 1995)

     4.1       Articles of Incorporation and Bylaws (see Exhibits 3.1
               and 3.2)

     10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1995)*

     10.2      Bonus Plan of Officers and Employees of the Bank*
               (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

     10.3 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

     21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

     27.1      Financial Data Schedule

               *Denotes Executive Compensation Plans and Arrangements.

 (b) Reports on Form 8-K. One Form 8-K dated October 9, 1998 was filed by the Company during the fourth quarter of 1998 for the purpose of providing Year 2000 disclosure. No financial statements were filed in connection with the report.

                                     -59-

                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
 Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PSB Holdings, Inc.

     By GORDON P. GULLICKSON       March 25, 1999
       Gordon P. Gullickson, President

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 1999.

              SIGNATURE AND TITLE           SIGNATURE AND TITLE

 GORDON P. GULLICKSON                     TODD R. TOPPEN
 Gordon P. Gullickson, President          Todd R. Toppen, Treasurer
 Chief Executive Officer and a Director   (Chief Financial and
                                          Principal Accounting Officer)
 DIRECTORS:

 LEONARD C. BRITTEN                       GORDON P. CONNOR
 Leonard C. Britten                       Gordon P. Connor


 PATRICK L. CROOKS                        WILLIAM J. FISH
 Patrick L. Crooks                        William J. Fish


 CHARLES A. GHIDORZI                     GEORGE L. GEISLER
 Charles A. Ghidorzi                     George L. Geisler


 LAWRENCE HANZ, JR.                      THOMAS R. POLZER
 Lawrence Hanz, Jr.                      Thomas R. Polzer


 THOMAS A. RIISER                       WILLIAM M. REIF
 Thomas A. Riiser                       William M. Reif

                                       EUGENE WITTER
                                       Eugene Witter

                          EXHIBIT INDEX<dagger>
                                    TO
                                 FORM 10-K
                                    OF
                            PSB HOLDINGS, INC.
                   FOR THE PERIOD ENDED DECEMBER 31, 1998
               Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

EXHIBIT 27.1 - FINANCIAL DATA SCHEDULE

                <dagger>Exhibits required by Item 601 of Regulation S-K
                which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-K to which this Exhibit Index relates.