Form 10-Q
period 1999-03-31
PSB HOLDINGS INC /WI/
filed 1999-05-17
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

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

                                   Yes   X      No


 The number of common shares outstanding at March 31, 1999 was 883,235.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                   QUARTER ENDED MARCH 31, 1999


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 1999 (unaudited) and
               March 31, 1998 (unaudited)                       1

               Condensed Consolidated Balance
               Sheets March 31, 1999 (unaudited)
               and December 31, 1998 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows Three Months
               Ended March 31, 1999 (unaudited)
               and March 31, 1998 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

 PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                               13
     Item 2.   Changes in Securities                           13
     Item 3.   Defaults Upon Senior Securities                 13
     Item 4.   Submission of Matters to Vote of
                 Securities Holders                            13
     Item 5.   Other Information                               13
     Item 6.   Exhibits and Reports on form 8-K                13

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)         Three Months Ended
                                                         March 31,
 Interest Income                                1999             1998
   Interest and fees on loans                  $3,267          $3,372
   Interest on investment securities
      Taxable                                     711             583
      Tax-exempt                                  168             148
   Other interest income                            3              43
      Total interest income                     4,179           4,146

 Interest Expenses:
   Deposits                                     1,888           2,036
   Short-term borrowings                           81              67
   Long-term borrowings                            81              61
      Total interest expense                    2,050           2,164

 Net interest income                            2,129           1,982

 Provisions for losses on loans                    75              75

 Net Interest Income After Provision for
   Loan Losses                                  2,054           1,907

 Non-interest income:
   Service fees                                   153             131
   Gain on sale of loans                           91              55
   Net gain on sale of securities available
     for sale                                     -0-              36
   Other operating income                          83              42
      Total other income                          327             264
 Other Expenses
   Salaries and related benefits                  758           1,046
   Net occupancy expense                          113             194
   Computer operations                             35              24
   Loss on uncollected items                       46             -0-
   Other operating expense                        373             360
      Total non-interest expenses               1,427           1,624

 Income before income taxes                       954             547

   Provision for income taxes                     319             157
 Net income                                    $  635          $  390

 Income per share
        Basis:   Weighted Average of 883,235
                 shares in 1999 and 1998
 Basic and diluted earnings per share          $  .72          $  .44

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
 ($ thousands)                                            March 31,   December 31,
 ASSETS                                                    1999*         1998*
 Cash and due from banks                                $   8,206    $   8,752
 Interest bearing deposits and money market funds           1,386          741
 Federal funds sold                                           -0-        3,934
 Investment securities -
   Held to maturity (fair values of $15,072
      and $14,346 respectively)                            14,830        14,068
   Available for sale (at fair value)                      46,016        47,886
 Loans held for sale                                        1,074         3,120
 Loans receivable, net of allowance for loan losses of
    $2,002 and $1,947 in 1999 and 1998, respectively      150,943       148,582
 Accrued interest receivable                                2,000         1,725
 Premises and equipment                                     3,885         3,886
 Other assets                                                 906           797

 TOTAL ASSETS                                           $ 229,246    $  233,491

 LIABILITIES

 Noninterest-bearing deposits                           $  27,497    $   33,150
 Interest-bearing deposits                                165,344       166,650
      Total deposits                                      192,841       199,800

 Short-term borrowings                                      7,753         4,550
 Long-term borrowings                                       6,000         6,000
 Other liabilities                                          1,672         2,585
      Total liabilities                                   208,266       212,935

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated
       value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                               1,805         1,805
 Additional paid-in capital                                 7,159         7,159
 Retained earnings                                         12,858        12,223
 Net unrealized gain (loss) on securities available
    for sale, net of tax                                      (39)          172
 Treasury stock, at cost - 19,190 shares                     (803)         (803)
      Total stockholders' equity                           20,980        20,556

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 229,246    $  233,491

 *The consolidated balance sheet at March 31, 1999 is unaudited. The December 31, 1998 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     Three Months Ended
                                                          March 31,
 ($ thousands - unaudited)                            1999         1998
 Cash flows from operating activities:
   Net income                                       $   635    $    390
   Provision for depreciation, and
       net amortization                                 125          96
   Provisions for loan losses                            75          75
     Gain on sale of loans                              (91)        (55)
     Loss on uncollected items                           46         -0-
     Gain on sale of securities available for sale       -0-        (36)
   Changes in operating assets and liabilities:
     Other assets                                      (155)        206
     Other liabilities                                 (913)       (767)
 Net cash used in operating activities                 (278)        (91)

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                        815         265
     Available for sale securities                    5,365       8,010
   Payment for purchase of
     Held to maturity securities                     (1,409)       (415)
     Available for sale securities                   (4,157)     (5,399)
   Net change in loans                                 (298)     (1,850)
   Net change in interest-bearing deposits             (645)       (428)
   Net change in federal funds sold                   3,934      (3,705)
   Capital expenditures                                (117)       (300)
 Net cash provided by (used in) investing activities  3,488      (3,822)

 Cash flows from financing activities:
   Net change in deposits                            (6,959)       (260)
   Net change in short-term borrowings                3,203        (329)
   Net change in long-term borrowings                    -0-      3,000
 Net cash provided by (used in) financing activities (3,756)      2,411

 Net decrease in cash and cash equivalents             (546)     (1,502)
 Cash and cash equivalents at beginning of year       8,752      10,623
 Cash and cash equivalents at end of quarter        $ 8,206    $  9,121

 Supplemental Cash Flow Information:
   Cash paid during the period for :  Interest       2,050        2,164
                                      Income taxes      67          -0-

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

 3. Refer to notes to the financial statements which appear in the 1998 annual report for the company's accounting policies which are pertinent to these statements.

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

                                              Three months ended
($ thousands)                                3/31/99      3/31/98
     Net Income                                $635        $390
     Change in net unrealized gain or
     securities available for sale, net tax    (211)         (4)
     Comprehensive income                      $424        $386

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition.
     Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the corporation's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 20, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in material financial impact.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*
          (All $ amounts are in thousands, except per share amounts)

 RESULTS OF OPERATIONS
 TOTAL ASSETS
 Total assets have decreased by $4,245 from December 31, 1998 to March 31, 1999. This is a decrease of 1.82%. In 1998, first quarter assets increased $2,030 or .94%. The decrease in 1999 is due to municipal tax deposits at year-end 1998 which were withdrawn during January 1999.

 LOANS
 Net loans have increased by $315 from December 31, 1998 to March 31, 1999. This is an increase of .21%. In 1997, first quarter loans increased $1,830 or 1.24%. In 1999, tougher competition negatively affected loan growth.

 CASH AND INVESTMENTS
 Cash decreased by $546 as of March 31, 1999 compared to December 31, 1998. Efforts continue to be made at decreasing this non-earning asset. Investments also decreased by $108. Because of the lower rate environment in the investment area, maturities and calls have been replaced but additional investment is being channeled to the loan portfolio.

 DEPOSITS
 Deposits decreased by $6,959 from December 31, 1998 to March 31, 1999. In 1997, first quarter deposits decreased by $260. Funding sources are being directed away from deposits into alternative sources such as the Federal Home Loan Bank of Chicago. Therefore, aggressive plans to attract deposits are not in place. Historically, first quarter deposits decline from prior year levels.

 SHORT TERM BORROWINGS
 The use of overnight Fed Funds purchased is reflected by a balance of $2,878 as of March 31, 1999. Repurchase agreements increased by $325 during the first quarter of 1999 to a balance of $4,875.

 LONG TERM BORROWINGS
 The use of advances from the FHLB of Chicago is reflected in the $6,000 balance as of March 31, 1999. $3,000 of these advances matures in April, 1999.
 ______________________________
 * Matters discussed in this report with respect to the expectations of the Company or its management are forward-looking statements that involve risks and uncertainties. A more comprehensive discussion of the risks and uncertainties which could cause actual results to be materially different from such expectations are set forth in Part I of the company's Annual Report of Form 10-K for the year ended December 31, 1998 under the heading "Cautionary Statement Regarding Forward Looking Information."

 EQUITY
 Equity grew by $423 or 2.06% due to the following: Net income for the first three months of $635 and a decrease in the "Net unrealized gain on securities available for sale" of $211. The decrease in the unrealized gain is a result of the market prices of the investment portfolio dropping as of March 31, 1999. In the first quarter of 1998 equity grew by $386 or 2.01%.

 OPERATING DATA SUMMARY

 GENERAL
 Net interest income for the first quarter of 1999 is $147 or 7.42% greater than it was for the same period in 1998. In 1998 Net interest income for the first quarter was $203 greater than the first quarter of 1997. The drop in deposit rates contributed to this increase in interest margin. Savings Passbook rates were dropped .50% as of January 1, 1999.

 NON-INTEREST INCOME
 Non-interest income increased by $63 or 23.86% from the period ending March 31, 1999 compared to the period ending March 31, 1998. Part of this increase is attributable to the implementation of a profit improvement project which in many areas increased our service charges and fees for services. Gains on sale of loans to the secondary market increased to $91 in 1999 from $55 in 1998.

 NON-INTEREST EXPENSE
 Non-interest expenses decreased 12.13% or $197 for the period ending March 31, 1999 when compared to the period ending March 31, 1998. In the first quarter of 1998 an additional expense of $403 was recognized from the termination of the defined benefit pension plan. Restated, non-interest expense for the first quarter of 1999 would be 16.87% higher than the first quarter of 1998. Salaries and benefits would be 17.88% higher in the first quarter of 1999 compared to first quarter 1998. Also noted is another loss of $46 in the first quarter of 1999 from charge-off of unrecoverable items in collection.

 NET INCOME
 Net income for three months of 1999 is 62.82% higher than the same period in 1998 and earnings per share increased from $.44 to $.72, or 63.64%. Again, the additional expense recorded in the first quarter of 1998 attributed to the comparative increases. Restated for the after tax pension plan expense, 1999 net income was $635 compared to $632 in 1998.

                       KEY OPERATING RATIOS
                 (unaudited) Ended March 31, 1999
                                                    THREE MONTH PERIOD
                                                      1999       1998
 Return on assets (net income divided
 by average assets) (1)                              1.11%       .73%

 Return on Average Equity (net income
 divided by average equity) (1)                      12.36%     8.10%

 Average Equity to Average Assets                    9.01%      8.96%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1)                                    3.32%      3.15%

 Net Interest Margin (net interest income as a
 percentage of average interest earning assets (1)   4.14%      3.96%

 Non-interest Expense to average assets (1)          2.52%      3.00%

 Allowance for loan losses to total loans
 at end of period                                    1.32%      1.24%

 (1) Annualized

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.
                                       Three Months Ended     Year Ended
                                         MARCH 31, 1999    DECEMBER 31, 1998
 Allowance for loan losses at
      beginning of period                   $1,946,864        $1,845,064

 Loans charged off
      Commercial & Industrial                  (21,089)         (138,296)
      Agricultural                                  -0-               -0-
      Real Estate - Mortgage                   (51,638)               -0-
      Installment & Other
         Consumer Loans                         (1,697)          (69,154)

      Total Charge Offs                        (74,424)         (207,450)

 Recoveries on loans previously
      charged off
      Commercial & Industrial                   51,106               316
      Agricultural                                  -0-               -0-
      Real Estate - Mortgage                        -0-               -0-
      Installment & Other
         Consumer Loans                          3,797             8,934

      Total Recoveries                          54,903             9,250

 Net loans charged off                         (19,521)         (198,200)

 Additions charged to operations                75,000           300,000

 Allowance for loan losses
      at end of period                      $2,002,343        $1,946,864

 AGGREGATE AMOUNT OF NON-PERFORMING LOANS
                                            March 31,        December 31,
                                              1999               1998
 Loans on a non-accrual basis
      Real estate - mortgage            $     93,081         $   34,874
      Installment loans                       10,730             58,491
      Credit cards & related plans                -0-                -0-
      Commercial & all other loans           195,586            488,901

 Total non-accrual                      $    299,397         $  582,266

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
      Real estate - mortgage            $    917,077         $  519,967
      Installment loans                    1,706,905            119,850
      Credit cards & related plans                -0-                -0-
      Commercial & all other loans         1,412,037            704,624

 Total 30 - 89 days                     $  4,036,019         $1,344,441

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
    and still accruing interest
      Real estate - mortgage            $       -0-          $       -0-
      Installment loans                         -0-                  -0-
      Credit cards & related plans              -0-                  -0-
      Commercial & all other loans              -0-                  -0-

 Total over 90 days                     $       -0-          $       -0-

 YEAR 2000 DISCLOSURE

 YEAR 2000
 The Company, like virtually all other financial institutions in the United States, depends on computer technology to process its various deposit, loan and investment transactions on a daily basis. Management has initiated a plan to review and address the potential for failure of computer applications as a result of the failure of software program to properly recognize the Year 2000 (the "Year 2000 problem" or "Year 2000 issues"). The term "Year 2000 readiness", or terms of similar import, mean that the particular software or equipment referred to has been modified or replaced and the Company believes that such modified or replaced equipment or processes will operate as designed after 1999 without Year 2000 problems.

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

 COSTS
 Costs on new software or equipment will be capitalized over the useful life. All other costs associated with Year 2000 issues are expensed as incurred. Internal costs of Year 2000 readiness are not being tracked, but principally relate to payroll costs of Company personnel. The estimated total cost of evaluation and compliance with Year 2000 issues is not expected to exceed $150,000 and, in any event, is not expected to be material to the Company.

 RISKS
 The Company does not believe that Year 2000 issues will have a material adverse effect on its consolidated financial condition, liquidity or results of operations. There are, however, many risks associated with Year 2000 that are beyond the control of the Company or which may not be adequately addressed by others before material problems are encountered.

 The Company, like other financial institutions, depends upon the Federal Reserve System and other financial institutions to process a wide variety of financial transactions for itself and its customers and as a source of credit. The Company must rely upon various federal bank regulatory agencies to make certain the U.S. banking and payments system, as a whole is Year 2000 compliant. While the Company believes that the banking system as a whole will be Year 2000 compliant, and it has required into the readiness of its principal correspondents and service providers, there can be no assurance of that fact or that one or more of them will not encounter significant Year 2000 problems and thereby adversely affect the Company. Similarly, while the Company faces potential disruptions in its operations from Year 2000 problems as a result of the failure of the power grid, telecommunications, or other utilities, it is not aware that any material disruption in these infrastructures is reasonably likely to occur.

 The Bank has a diverse customer base. Based on this diversity and the information received by the Bank to date in response to its customer surveys and other inquiries, the Company believes that is customers as a whole will not incur material adverse results from Year 2000 related issues to the extent that the Bank would, in turn, incur material defaults in its loan portfolio. Nevertheless, there is a risk which cannot be wholly discounted that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability of certain customers to repay loans or as a result of reducing the nonloan portion of its customers' banking business.

 To the extent the Company incurs losses arising from Year 2000 issues, it may also have insurance coverage. The scope and amount of reimbursement for such losses will depend upon the nature of any claims which arise.

 CONTINGENCY PLAN
 The Committee is preparing a business resumption contingency plan which be implemented, in part, in conjunction with the Bank's disaster recovery plan in the event of failure of one or more of the Bank's major systems. The business resumption contingency plan involves the identification by the Committee of core business processes, establishment of event time lines, and preparation of a risk analysis of mission critical systems. Work on the business contingency readiness plan continues and is expected to be completed during the second quarter of 1999.

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

     10.3 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

     21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

     27.1      Financial Data Schedule (electronic filing only)

               *Denotes Executive Compensation Plans and Arrangements.

 (b) Reports on Form 8-K:

     None.

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PSB HOLDINGS, INC.



  May 13, 1999                  TODD R. TOPPEN
                                Todd R. Toppen
                                Secretary and Controller

                                (On behalf of the Registrant and as
                                Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
           Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. Section 232.102(d))


 EXHIBIT 27 - FINANCIAL DATA SCHEDULE


     <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Item 6 of the Form 10-Q to which this Exhibit Index relates.