Form 10-Q
period 1999-06-30
PSB HOLDINGS INC /WI/
filed 1999-08-16
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1999

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

                                   Yes   X      No


 The number of common shares outstanding at June 30, 1999 was 883,235.

                        PSB HOLDINGS, INC.


                             FORM 10-Q

                    QUARTER ENDED JUNE 30, 1999

                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
               Consolidated Statements of
               Income, Six Months Ended and Three Months Ended
               June 30, 1999 (unaudited) and
               June 30, 1998 (unaudited)                        1

               Condensed Consolidated Balance
               Sheets June 30, 1999 (unaudited)
               and December 31, 1998 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows Six Months Ended and Three Months Ended June 30, 1999 (unaudited)
               and June 30, 1998 (unaudited)                    3

               Notes to Condensed Consolidated
               Financial Statements                             4

     Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        9

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                     16

 PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                17
     Item 2.  Changes in Securities                            17
     Item 3.  Defaults Upon Senior Securities                  17
     Item 4.  Submission of Matters to Vote of Securities
              Holders                                          17
     Item 5.  Other Information                                18
     Item 6.  Exhibits and Reports on form 8-K                 18

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data -unaudited)     Six Months Ended       Three Months Ended
                                                    June 30,                June 30
 Interest Income                                1999        1998        1999        1998
   Interest and fees on loans                 $ 6,659     $ 6,722     $ 3,392     $ 3,405

   Interest on investment securities
      Taxable                                   1,412       1,139         701         556
      Tax-exempt                                  331         303         163         155
   Other interest income                           58         109          25          66
           Total interest income                8,460       8,273       4,281       4,182
 Interest Expense:
   Deposits                                     3,749       4,072       1,861       2,036
   Short-term borrowings                          256         266         175         138
   Long-term borrowings                           138           0          57           0
           Total interest expense               4,143       4,338       2,093       2,174

 Net interest income                            4,317       3,935       2,188       2,008

 Provisions for losses on loans                   150         150          75          75

 Net interest income after provision for
   loan losses                                  4,167       3,785       2,113       1,933

 Non-interest income:
   Service fees                                   305         290         152         159
   Gain on sale of loans                          169         161          78         106
   Net gain on sale of securities available
     for sale                                       0          36           0           0
   Other operating income                         249         206         166         109
           Total non-interest income              723         693         396         374
 Other Expenses
   Salaries and related benefits                1,610       1,864         852         818
   Net occupancy expense                          430         399         215         205
   Computer operations                             68          50          33          26
   Loss on uncollected items                       46           0           0           0
   Other operating expense                        737         684         364         324
           Total non-interest expenses          2,891       2,997       1,464       1,373

 Income before income taxes                     1,999       1,481       1,045         934

   Provision for income taxes                     642         453         323         296
 Net income                                   $ 1,357    $  1,028     $   722     $   638

 Income per share
        Basis:   Weighted Average of 883,235 shares in 1999 and 1998
  Basic and diluted earnings per share        $  1.54    $   1.16     $   .82    $    .72

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
($ thousands)
                                                June 30,    December 31,
 ASSETS                                           1999*         1998*
 Cash and due from banks                       $   8,829     $  8,752
 Interest bearing deposits and money
   market funds                                      669          741
 Federal funds sold                                    0        3,934
 Investment securities -
   Held to maturity (fair values of $14,697
       and $14,346 respectively)                  14,838       14,068
    Available for sale (at fair value)            46,626       47,886
 Loans held for sale                                 237        3,120
 Loans receivable, net of allowance for
    loan losses of $2,082 and $1,947 in 1999 and
    1998, respectively                           164,944      148,582
 Accrued interest receivable                       1,722        1,725
 Premises and equipment                            3,874        3,886
 Other assets                                        944          797

 TOTAL ASSETS                                  $ 242,683     $233,491

 LIABILITIES

 Noninterest-bearing deposits                  $  30,460      $33,150
 Interest-bearing deposits                       166,933      166,650
      Total deposits                             197,393      199,800

 Short-term borrowings                            18,415        4,550
 Long-term borrowings                              4,230        6,000
 Other liabilities                                 1,672        2,585
      Total liabilities                          221,710      212,935

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated
      value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                      1,805        1,805
 Additional paid-in capital                        7,159        7,159
 Retained earnings                                13,245       12,223
 Net unrealized gain (loss) on
    securities available for sale, net of tax       (433)         172
 Treasury stock, at cost - 19,190 shares            (803)        (803)
      Total stockholders' equity                  20,973       20,556

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 242,683     $233,491

  *The consolidated balance sheet at June 30, 1999 is unaudited.   The
   December 31, 1998 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                            Six Months Ended        Three Months Ended
                                                 June 30,               June 30,
 ($ thousands - unaudited)                   1999       1998         1999       1998
 Cash flows from operating activities:
   Net income                            $    1,357 $   1,028    $    722  $     638
   Provision for depreciation, and
       net amortization                         255       214         130        118
   Provisions for loan losses                   150       150          75         75
   Gain on sale of loans                       (169)     (161)        (78)      (106)
   Loss on uncollected items                     46         0           0          0
   Gain on sale of securities available
      for sale                                    0       (36)          0          0
   Gain on sale of other real estate            (21)      (20)        (21)       (20)
 Changes in operating assets and liabilities:
   Other assets                                 799       522         954        261
   Other liabilities                           (913)     (522)          0        245
 Net cash provided by operating activities    1,504     1,175       1,782      1,211

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Held to maturity securities            1,903        731       1,088       466
      Available for sale securities          7,755     11,494       2,390     3,484
   Payment for purchase of:
      Held to maturity securities           (2,664)    (1,992)     (1,255)   (1,577)
      Available for sale securities         (7,993)   (10,360)     (3,836)   (4,961)
   Net change in loans                     (13,629)     1,648     (13,331)    3,553
   Net change in interest-bearing deposits      72       (230)        717       198
   Net change in federal funds sold          3,934     (7,079)          0    (3,374)
   Proceeds from sale of other real estate      66        356          66       356
   Capital expenditures                       (224)      (486)       (107)     (186)
 Net cash used in investing activities     (10,780)    (5,918)    (14,268)   (2,041)
 Cash flows from financing activities:
   Net change in deposits                   (2,407)       504       4,552       764
   Net change in short-term borrowings      13,865       (341)     10,662       (12)
   Net change in long-term borrowings       (1,770)     3,000      (1,770)        0
   Dividends paid                             (335)      (310)       (335)     (310)
    Net cash provided by financing
      activities                             9,353      2,853      13,109       442

 Net increase (decrease) in cash and
     cash equivalents                           77     (1,890)        623      (388)
 Cash and cash equivalents at
     beginning of period                     8,752     10,623       8,206     9,121
 Cash and cash equivalents at
     end of quarter                      $   8,829  $   8,733    $  8,829  $  8,733

 Supplemental Cash Flow Information:
   Cash paid during the period for :
      Interest                               4,143      4,339       2,093     2,175
      Income taxes                             647        402         580       402

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

                                  Six months ended    Three months ended
 ($ thousands)                    6/30/99  6/30/98    3/30/99  3/30/98
 Net Income                       $ 1,357  $ 1,028    $   722  $   638
 Change in net unrealized gain
   or loss on securities available
   for sale, net of tax              (605)    (10)      (394)      (6)
 Comprehensive income             $   752  $ 1,018    $  328  $   632

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the corporation's December 31, 2001 financial statements with early adoption allowed as of the beginning of any quarter after June 20, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in material financial impact.

 5.  Investment Securities

     The amortized cost and estimated fair value of investment securities are as follows:
                                                Gross        Gross      Estimated
                                 Amortized     Unrealized   Unrealized     Fair
 ($ thousands)                      COST         GAINS        LOSSES       VALUE

 JUNE 30, 1999
 Securities held to maturity:
      Obligations of states and
      political subdivisions    $  14,838     $     79      $    221      $ 14,697

 Securities available for sale:
      U.S. Treasury securities
      and obligations of U.S.
      government corporations
      and agencies              $  45,339     $     56      $    747      $ 44,648

 Other equity securities            1,978                                    1,978

 Totals                         $  47,317     $     56      $    747      $ 46,626

 DECEMBER 31, 1998

 Securities held to maturity
     Obligations of states and
     political subdivisions     $  14,068     $    278     $    955      $  14,346

 Securities available for sale:
      U.S. Treasury securities
      and obligations of U.S.
      government corporations
      and agencies             $  46,920      $    342     $     77      $  47,185

 Other equity securities             701                                       701

 Totals                        $  47,621      $    342     $     77      $  47,886

 6.  Loans

     The composition of gross loans at June 30, 1999, and December 31,
 1998, follows:
                         June 30, 1999  % of total   December 31, 1998 % of total

     ($ Thousands)
     Commercial             46,087       27.59%          40,514          26.91%
     Real Estate           107,968       64.64%          98,260          65.28%
     Consumer               12,971        7.77%          11,755           7.81%

     Total                $167,026      100.00%        $150,529         100.00%

     Gross loans outstanding increased 10.96% for the six months ended June 30, 1999; increasing to $167,027 at June 30, 1999 from $150,529 at December 31, 1998.

     The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

     A loan is considered impaired when, based on current information, it is probable that the bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The decision of management to place loans in this category does not necessarily mean that the Company expects losses to occur but that management recognized that a higher degree of risk is associated with these loans.

     The aggregate amount of non-performing assets was $1,173 and $582 at June 30, 1999, and December 31, 1998, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

 The following table shows the amount of non-performing assets and other real estate owned as of the dates indicated.
 AGGREGATE AMOUNT OF NON-PERFORMING LOANS AND OTHER REAL ESTATE

                                  June 30,   % of total   December 31,   % of total
 ($ thousands)                      1999        LOANS         1998          LOANS
 Loans on a non-accrual basis
   Real estate - mortgage        $   243        .14%      $    35           .02%
   Installment loans                  58        .03%           58           .04%
   Credit cards & related plans        0                        0
   Commercial & all other loans      872        .52%          489           .32%

 Total non-accrual               $ 1,173        .70%      $   582           .39%

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
   Real estate - mortgage        $   828        .50%      $   520         .35%
   Installment loans                 200        .12%          120         .08%
   Credit cards & related plans        0                        0
   Commercial & all other loans    1,095        .65%          704         .47%

 Total 30 - 89 days              $ 2,123       1.27%      $ 1,344         .89%

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
   Real estate - mortgage        $     0                  $     0
   Installment loans                   0                        0
   Credit cards & related plans        0                        0
   Commercial & all other loans        0                        0

 Total over 90 days              $     0                  $     0

 Other real estate owned         $     0                  $     0

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.
                              Six Months Ended       Year Ended
 ($ thousands)                  JUNE 30, 1999     DECEMBER 31, 1998

 Allowance for loan losses at
   beginning of period           $   1,947           $   1,845

 Loans charged off
   Commercial & Industrial            (21)                (138)
   Agricultural                         0                    0
   Real Estate - Mortgage             (52)                   0
   Installment & Other
     Consumer Loans                   (11)                 (69)

   Total Charge Offs                  (84)                (207)

 Recoveries on loans previously
   charged off
   Commercial & Industrial             62                    0
   Agricultural                         0                    0
   Real Estate - Mortgage               3                    0
   Installment & Other
     Consumer Loans                     4                    9

   Total Recoveries                    69                    9

 Net loans charged off                (15)                (198)

 Additions charged to operations      150                  300

 Allowance for loan losses
   at end of period              $  2,082            $   1,947

                                      -8-

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All $ amounts are in thousands, except per share amounts)

 This discussion will focus on information about the Company's financial condition and results of operations that are not otherwise apparent from the consolidated financial statements included in this report.
 Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

 This report contains certain of management's expectations and other forward-looking information regarding the Company. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. A more comprehensive discussion of the risks and uncertainties which could cause actual results to be materially different from such expectations are set forth in Part I of the Company's Annual Report of Form 10-K for the year ended December 31, 1998 under the heading "Cautionary Statement Regarding Forward Looking Information."

 BALANCE SHEET

 During the first six months of 1999, total assets increased by $9.2 million. Fed funds sold and investments decreased $4.4 million. The decrease was mainly due to the $3.9 decrease in fed funds sold. Total loans increased $13.6 million. The majority of the increase in the loan portfolio was from real estate loans. Real estate loans increased $9.7 million and commerical loans increased $5.6 million. Total deposits decreased $2.4 million. Short term borrowings increased $13.9 million. Within short term borrowings, fed funds purchased increased $10.3 million and repurchase agreements increased $3.5 million.

 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At June 30, 1999, the carrying value of debt securities maturing within one year amounted to $4,565 or 7.43% of the total debt securities portfolio. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

 Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings, and strong capital position.

 CAPITAL RESOURCES

 Stockholders' equity at June 30, 1999 increased $417, or 2.03% since December 31, 1998. This net increase was composed of: net income for the first six months of $1,357, a cash dividend of $335 and a decrease in the "Net unrealized gain on securities available for sale" of $605. Equity to assets at June 30, 1999 was 8.64%.

 Cash dividends of $0.38 per share were declared in the first half of 1999, representing a payout ratio of 24.73% for the period.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 1999, the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 RESULTS OF OPERATIONS

 Net income for the six months ended June 30, 1999, totaled $1,358, an increase of $330 over the $1,028 earned during the same period of 1998. Earnings per share were $1.54 for the six months ended June 30, 1999 and $0.82 for the same period in 1998. Cash dividends declared were $0.38 per share in June 1999 and $.35 per share in June 1998.

 Return on average common stockholders' equity amounted to 13.07% for the six months ended June 30, 1999; compared to 10.63% for the six months ended June 30, 1998.

 Return on average assets for the six months ended June 30, 1999 amounted to 1.17%; compared to .95 for the six months ended June 30, 1998.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

 Average earning assets grew $10.0 million in the first half of 1999.
 The annualized net interest margin for the first half of 1999 was 3.97%, or 9 basis points less than the 4.06% margin in the first half of 1998. The interest rate spread also decreased, to 3.16% from 3.23% reported for June 30, 1998.

 The Company's net interest income was impacted by the interest rate environment encountered in the first half of 1999 as compared to 1998. The lower rate enviroment dropped our yields on earning assets to 7.70% compared to 8.10% in 1998. However, our costs for interest bearing deposits also dropped to 4.64% from 5.16%.

 PROVISION FOR CREDIT LOSSES

 Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $150 for the six months ended June 30, 1999 and $150 for the six months ended June 30, 1998. The allowance for credit losses as a percentage of gross loans outstanding was $2,082 or 1.25% of total loans on June 30, 1999, compared to $1,947 or 1.29% of total loans on December 31, 1998. Net charge-offs as a percentage of average loans outstanding were .01% during the six months ended June 30, 1999 and .02% during the first six months of 1998.

 Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NON-INTEREST INCOME

 Non-interest income increased 4.12% to $723 during the six months ended June 30, 1999, from $694 during the six months ended June 30, 1998. There were no gains or losses on securities during the six months ended June 30, 1999. Fee income on deposit accounts increased $15 to $305 during the six months ended June 30, 1999, from $290 during the six months ended June 30, 1998. Other fee income and fiduciary fees increased $39 to $61 for the six months ended June 30, 1999 from $23 for the six months ended June 30, 1998. Other operations income decreased $4 during the six months ended June 30, 1999 from the six months ended June 30, 1998.

 NON-INTEREST EXPENSE

 Non-interest expenses decreased 3.81% to $2,890 for the six months ended June 30, 1999, from $2,998 for the six months ended June 30, 1998. In 1998 an additional Pension plan expense of $402 from the termination of our Defined Benefit Pension Plan was recorded. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. The Company has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

                       KEY OPERATING RATIOS
                  (unaudited) Ended June 30, 1999
                                         SIX MONTH PERIOD     THREE MONTH PERIOD
                                          1999      1998        1999     1998
 Return on assets (net income divided
 by average assets) (1)                   1.17%      .95%       1.22%    1.17%

 Return on Average Equity (net income
 divided by average equity) (1)          13.07%    10.63%      13.77%    2.93%

 Average Equity to Average Assets         8.95%     8.93%       8.90%    9.06%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1)                         3.16%     3.23%       3.17%    3.31%

 Net Interest Margin (net interest
 income as a percentage of average
 interest earning assets) (1)             3.97%     4.06%       3.97%    4.16%

 Non-interest Expense to average
 assets (1)                               2.54%     2.72%       2.56%    2.52%

 Allowance for loan losses to total loans
 at end of period                         1.25%     1.33%       1.25%    1.33%

 (1) Annualized

                        SELECTED FINANCIAL DATA

 The following table presents consolidated financial data of PSB
 Holdings, Inc. and Subsidiary.
                                                                 1999
                                                    Second                 First
                                                    QUARTER               QUARTER

 (Dollars in thousands, except per share amounts)
 FINANCIAL HIGHLIGHTS:
 Earnings and Dividends:
 Net interest revenue                             $  2,188               $  2,129
 Provision for credit losses                            75                     75
 Other noninterest income                              396                    327
 Other noninterest expense                           1,464                  1,427
 Net income                                            722                    635
 Per common share
   Basic and diluted earnings                          .82                    .72
   Dividends declared                                  .38                      0
   Book value                                        23.75                  23.75
 Average common shares (000's)                         883                    883
 Dividend payout ratio                               24.73%                     0
 Balance Sheet Summary:
   Loans net of unearned income                    165,181                152,017
   Assets                                          242,683                229,246
   Deposits                                        197,393                192,841
   Shareholders equity                              20,973                 20,980
 Average balances:
   Loans net of unearned income                    165,307                151,652
   Assets                                          241,987                227,383
   Deposits                                        197,866                192,462
   Shareholders equity                              21,017                 20,641
 Performance Ratios:
 Return of average assets                             1.19%                  1.11%
 Return of average common equity                     13.77%                 12.36%
 Tangible Equity to assets                            8.82%                  9.01%
 Net loan charge-offs as a percentage
   of average loans                                    .01%                   .05%
 Nonperforming assets as a percentage
   of average loans                                    .71%                   .20%
 Net interest margin                                  3.97%                  3.97%
 Efficiency ratio                                    55.69%                 55.42%
 Liquidity ratio                                     28.89%                 33.18%
 Fee revenue as a percentage of
   average assets                                      .16%                   .14%

 YEAR 2000 DISCLOSURE

 YEAR 2000
 The Company, like virtually all other financial institutions in the United States, depends on computer technology to process its various deposit, loan and investment transactions on a daily basis. Management has initiated a plan to review and address the potential for failure of computer applications as a result of the failure of software program to properly recognize the Year 2000 (the "Year 2000 problem" or "Year 2000 issues"). The term "Year 2000 readiness," or terms of similar import, mean that the particular software or equipment referred to has been modified or replaced and the Company believes that such modified or replaced equipment or processes will operate as designed after 1999 without Year 2000 problems.

 The Company assessment of, and corrective actions with respect to, the possible consequences of Year 2000 issues on its consolidated financial condition, liquidity or results of operations is referred to herein as its "Year 2000 Project." The Year 2000 Project is under the supervision of the Year 2000 Project Committee (the "Committee"), composed of employees of the Company's wholly-owned subsidiary, Peoples State Bank (the "Bank"). The Committee reports on a regular basis to the Board of Directors as to the status of Year 2000 issues and the Company's progress in addressing and/or resolving identified Year 2000 problems.

 In accordance with the Year 2000 Project and Year 2000 Compliance Policy adopted by the Committee, an assessment of software and equipment to determine which major computer components will need to be updated or replaced has been completed. The Company has undertaken software and equipment upgrades, including the bank's mainframe computer, and will continue to monitor vendor certifications as to Year 2000 compliance. All systems are either Year 2000 compliant or will function, for the Company's purposes, even if not fully Year 2000 compliant. Testing has been conducted on all major mission critical systems and all such systems appear to be Year 2000 ready. Testing will continue through the year 2000 on software and equipment upgrades and modifications.

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

 The Company, like other financial institutions, depends upon the Federal Reserve System and other financial institutions to process a wide variety of financial transactions for itself and its customers and as a source of credit. The Company must rely upon various federal bank regulatory agencies to make certain the U.S. banking and payments system, as a whole is Year 2000 compliant. While the Company believes that the banking system as a whole will be Year 2000 compliant, and it has inquired into the readiness of its principal correspondents and service providers, there can be no assurance of that fact or that one or more of them will not encounter significant Year 2000 problems and thereby adversely affect the Company. Similarly, while the Company faces potential disruptions in its operations from Year 2000 problems as a result of the failure of the power grid, telecommunications, or other utilities, it is not aware that any material disruption in these infrastructures is reasonable likely to occur.

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

 CONTINGENCY PLAN
 The Committee has prepared a business resumption contingency plan which will be implemented, in part, in conjunction with the Bank's disaster recovery plan in the event of failure of one or more of the Bank's major systems. The business resumption contingency plan involves the identification by the Committee of core business processes, establishment of event time lines, and preparation of a risk analysis of mission critical systems. Work on the business contingency readiness was completed during the second quarter of 1999.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1998.

                    PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 Not Applicable

 ITEM 2.  CHANGES IN SECURITIES

 Not Applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of the Company was held on April
 20, 1999.  The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:
     MATTER                                               SHARES

                                                                            Broker
                                For     Withheld     Against    Abstain    Non-Vote

 Election of Directors
 (a)  Leonard C. Britten     549,494      1,656        N/A        N/A         0

 (b)  Gordon P. Connor       551,150                   N/A        N/A         0

 (c)  Patrick L. Crooks      551,119         31        N/A        N/A         0

 (d)  William J. Fish        551,150                   N/A        N/A         0

 (e)  George L. Geisler      549,244      1,906        N/A        N/A         0

 (f)  Charles A. Ghidorzi    544,905      6,245        N/A        N/A         0

 (g)  Gordon P. Gullickson   550,865        285        N/A        N/A         0

 (h)  Lawrence Hanz, Jr.     550,750        400        N/A        N/A         0

 (i)  Thomas R. Polzer       551,060         90        N/A        N/A         0

 (j)  William M. Reif        551,150                   N/A        N/A         0

                                      -17-

 (k)  Thomas A. Riiser       551,150          0        N/A        N/A         0

 (l)  Eugene Witter          550,805        345        N/A        N/A         0

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

          *Denotes Executive Compensation Plans and Arrangements

                                      -18-

 (b)  Reports on Form 8-K:
      None.

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PSB HOLDINGS, INC.



 August 13, 1999              TODD R. TOPPEN
                              Todd R. Toppen
                              Secretary and Controller

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
           Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. Section 232.102(d))


 EXHIBIT 27 - FINANCIAL DATA SCHEDULE


     <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Item 6 of the Form 10-Q to which this Exhibit Index relates.