Form 10-Q
period 1999-09-30
PSB HOLDINGS INC /WI/
filed 1999-11-15
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

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


 The number of common shares outstanding at September 30, 1999 was 883,235.

                        PSB HOLDINGS, INC.

                             FORM 10-Q

                 QUARTER ENDED SEPTEMBER 30, 1999


                                                         PAGE NO.


 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements
 Consolidated Statements of
 Income, Nine Months Ended and Three Months Ended
 September 30, 1999 (unaudited) and
 September 30, 1998 (unaudited)                              1

 Condensed Consolidated Balance
 Sheets September 30, 1999 (unaudited)
 and December 31, 1998 (derived from
 audited financial statements)                               2

 Condensed Consolidated Statements
 of Cash Flows Nine Months Ended and Three Months Ended
 September 30, 1999 (unaudited)
 and September 30, 1998 (unaudited)                          3

 Notes to Condensed Consolidated
 Financial Statements                                        4


 Item 2.  Management's Discussion and
 Analysis of Financial Condition
 and Results of Operations                                   5


 PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                 10

 Item 2.  Changes in Securities                             10
 Item 3.  Defaults Upon Senior Securities                   10
 Item 4.  Submission of Matters to Vote of
          Securities Holders                                10
 Item 5.  Other Information                                 10
 Item 6.  Exhibits and Reports on form 8-K                  11

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except
 share data -unaudited)               Nine Months Ended        Three Months Ended
                                         September 30,             September 30
 Interest income                      1999        1998           1999       1998
   Interest and fees on loans       $10,261     $10,107        $ 3,602    $ 3,386
   Interest on investment securities
      Taxable                         2,113       1,727            701        605
      Tax-exempt                        493         466            162        163
   Other interest income                140         225             82         98
 Total interest income               13,007      12,525          4,547      4,252

 Interest expense:
   Deposits                           5,659       6,130          1,910      2,058
   Short-term borrowings                447         413            191        147
   Long-term borrowings                 245          -0-           107         -0-
 Total interest expense               6,351       6,543          2,208      2,205

 Net interest income                  6,656       5,982          2,339      2,047

 Provision for losses on loans          255         225            105         75

 Net interest income after
 provision for loan losses            6,401       5,757          2,234      1,972
 Non-interest income:
   Service fees                         474         470            169        180
  Gain on sale of loans                 206         235             37         73
   Net gain on sale of
   securities available for sale         -0-         36             -0-        -0-
   Other operating income               328         330             79        124
 Total non-interest income            1,008       1,071            285        377
 Non-interest expenses
   Salaries and related benefits      2,375       2,560            765        696
   Net occupancy expense                635         614            205        209
   Computer operations                   99          78             31         28
    Other operating expense           1,161       1,024            378        345
 Total non-interest expenses          4,270       4,276          1,379      1,278

 Income before income taxes           3,139       2,552          1,140      1,071
   Provision for income taxes         1,023         805            381        352
 Net income                         $ 2,116     $ 1,747        $   759    $   719

 Income per share
        Basis:   Weighted Average of 883,235 shares in 1999 and 1998

 Basic and diluted earnings per
  share                             $  2.40     $  1.98        $   .86    $   .81

                          PSB HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
 ($ thousands)
                                                     September 30,   December 31,
 ASSETS                                                  1999*          1998*
 Cash and due from banks                            $   10,356     $   8,752
 Interest bearing deposits and money market funds        1,431           741
 Federal funds sold                                         -0-        3,934
 Investment securities -
   Held to maturity (fair values of $14,333
       and $14,346 respectively)                        14,568        14,068
    Available for sale (at fair value)                  44,442        47,886
 Loans held for sale                                       389         3,120
 Loans receivable, net of allowance for loans
      losses of $2,177 and $1,947 in 1999
      and 1998, respectively                          170,159       148,582
 Accrued interest receivable                            2,015         1,725
 Premises and equipment                                 3,849         3,886
 Other assets                                           1,014           797

 TOTAL ASSETS                                       $ 248,223      $233,491

 LIABILITIES

 Noninterest-bearing deposits                       $ 33,214       $ 33,150
 Interest-bearing deposits                           172,531        166,650
 Total deposits                                      205,745        199,800

 Short-term borrowings                                10,592          4,550
 Long-term borrowings                                  9,000          6,000
 Other liabilities                                     1,338          2,585
 Total liabilities                                   226,675        212,935

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated value of $2 per share
 - 1,000,000 shares authorized
 - 902,425 shares issued                               1,805          1,805
 Additional paid-in capital                            7,159          7,159
 Retained earnings                                    14,004         12,223
 Net unrealized gain (loss) on securities available
    for sale, net of tax                                (617)           172
 Treasury stock, at cost - 19,190 shares                (803)          (803)
 Total stockholders' equity                           21,548         20,556

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $248,223       $233,491

 *The consolidated balance sheet at September 30, 1999 is unaudited. The December 31, 1998 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  Nine Months Ended     Three Months Ended
                                                     September 30,         September 30,
 ($ thousands - unaudited)                         1999        1998      1999       1998
 Cash flows from operating activities:
   Net income                                    $ 2,116    $ 1,747   $   759    $   719
   Provision for depreciation, and
       net amortization                              338        341       83         127
   Provisions for loan losses                        255        225      105         75
     Gain on sale of loans                          (206)      (235)     (37)       (73)
     Loss on uncollected items                        46          0        0          0
     Gain on sale of securities available for sale     0        (36)       0          0
     Gain on sale of  other real estate              (21)       (20)       0          0
  Changes in operating assets and liabilities:
     Other assets                                   (508)       264   (1,307)      (258)
     Other liabilities                            (1,247)      (446)    (334)        75
 Net cash provided by (used in)
   operating activities                              773      1,840     (731)       665

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                   2,171        931      268        200
     Available for sale securities                 9,265     12,168    1,510        674
   Payment for purchase of
 Held to maturity securities                      (2,664)    (2,465)       0       (473)
     Available for sale securities                (7,880)   (16,338)  (1,117)    (5,978)
   Net change in loans                           (19,101)      (425)  (5,472)    (2,073)
   Net change in interest-bearing deposits           690        153      618        383
   Net change in federal funds sold                3,934     (1,484)       0      5,595
   Proceeds from sale of other real estate            66        157        0       (199)
   Capital expenditures                             (302)      (550)     (77)       (64)
 Net cash used in investing activities           (13,821)    (7,853)  (4,270)    (1,935)

 Cash flows from financing activities:
   Net change in deposits                          5,945      2,132     8,351     1,627
   Net change in short-term borrowings             6,042       (517)   (7,823)     (175)
   Net change in long-term borrowings              3,000      3,000     6,000         0
   Dividends paid                                   (335)      (310)        0         0
 Net cash provided by financing activities        14,652      4,305     6,528     1,452
 Net increase (decrease) in cash and cash
   equivalents                                     1,604     (1,708)    1,527       182
 Cash and cash equivalents at beginning of period  8,752     10,623     8,829     8,733
 Cash and cash equivalents at end of quarter     $10,356    $ 8,915   $10,356    $8,915

 Supplemental Cash Flow Information:
   Cash paid during the period for :
      Interest                                     6,351      6,543     2,208     2,204
               Income taxes                        1,067        775       420       373

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

                                  Nine months ended    Three months ended
 ($ thousands)                   9/30/99    9/30/98    9/30/99   9/30/98
 Net Income                      $ 2,116   $ 1,747     $   759    $   719
 Change in net unrealized
    gain or loss on securities
    available for sale, net
    of tax                          (789)      168        (184)       178
 Comprehensive income            $ 1,327   $ 1,915     $   575    $   897

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

 5.  Investment Securities

 The amortized cost and estimated fair value of investment securities are as follows:
                                                                 Gross     Estimated
                                Amortized      Unrealized     Unrealized      Fair
 ($ thousands)                    COST            GAINS         LOSSES       VALUE

 SEPTEMBER 30, 1999
 Securities held to maturity:
      Obligations of states and
       political subdivisions    $ 14,568       $    46        $    281     $ 14,333

 Securities available for sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies              $ 44,679       $    41        $  1,026     $ 43,694

 Other equity securities            1,978                                      1,978

 Totals                          $ 46,657       $    41        $ 1,026      $ 45,672

 DECEMBER 31, 1998

 Securities held to maturity
       Obligations of states and
       political subdivisions    $ 14,068       $   278        $   955      $ 14,346

 Securities available for sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies              $ 46,920       $   342        $    77      $ 47,185

 Other equity securities              701                                        701

 Totals                          $ 47,621       $   342        $    77      $ 47,886

 6.  Loans

 The composition of gross loans (excluding loans held for sale) at
 September 30, 1999, and December 31, 1998, follows:
                  September 30, 1999   % of total     December 31, 1998    % of total

 ($ Thousands)
 Commercial            46,208            26.81%            40,514             26.91%
 Real Estate          112,314            65.17%            98,260             65.28%
 Consumer              13,814             8.02%            11,755              7.81%

 Total               $172,336           100.00%          $150,529            100.00%

 Gross loans outstanding increased 14.75% for the nine months ended September 30, 1999: increasing to $172,336 at September 30, 1999 from $150,529 at December 31, 1998.

 The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

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

 The aggregate amount of non-performing assets was $1,018 and $582 at September 30, 1999, and December 31, 1998, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

 The following table shows the amount of non-performing assets and other real estate owned as of the dates indicated.
 AGGREGATE AMOUNT OF NON-PERFORMING LOANS

                                  September 30,     % of total   December 31,   % of total
                                       1999            LOANS        1998           LOANS
 Loans on a non-accrual basis
      Real estate - mortgage         $   292           .17%       $    35          .02%
      Installment loans                   69           .04%            58          .04%
      Credit cards & related plans         0                            0
      Commercial & all other loans       657           .38%           489          .32%

 Total non-accrual                   $ 1,018           .59%       $   582          .39%

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
      Real estate - mortgage         $   173           .10%       $   520          .35%
      Installment loans                  210           .12%           120          .08%
      Credit cards & related plans         0                            0
      Commercial & all other loans     1,121           .65%           704          .47%

 Total 30 - 89 days                  $ 1,504           .87%       $ 1,344          .89%

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
      Real estate - mortgage         $    0                       $     0
      Installment loans                   0                             0
      Credit cards & related plans        0                             0
      Commercial & all other loans        0                             0

 Total over 90 days                  $    0                       $     0

 Other real estate owned             $    0                       $     0

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.
                                  Nine Months Ended             Year Ended
 ($ thousands)                    SEPTEMBER 30, 1999        DECEMBER 31, 1998
 Allowance for loan losses at
      beginning of period             $1,947                      $1,845

 Loans charged off
      Commercial & Industrial            (21)                       (138)
      Agricultural                         0                           0
      Real Estate - Mortgage             (72)                          0
      Installment & Other
         Consumer Loans                  (21)                        (69)

      Total Charge Offs                 (114)                       (207)

 Recoveries on loans previously
      charged off
      Commercial & Industrial             66                           0
      Agricultural                         0                           0
      Real Estate - Mortgage               8                           0
      Installment & Other
         Consumer Loans                   15                           9

      Total Recoveries                    89                           9

 Net loans charged off                   (25)                       (198)

 Additions charged to operations         255                         300

 Allowance for loan losses
      at end of period                $2,177                      $1,947

                                    -9-

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

 BALANCE SHEET

 During the first nine months of 1999, total assets increased by $16,000. Fed funds sold and investments decreased $5,600. The decrease was mainly due to the $3,000 decease in fed funds sold. Total loans (excluding loans held for sale) increased $21,800. The majority of the increase in the loan portfolio was from real estate loans. Real estate loans increased $14,100 and commercial loans increased $5,700. Total deposits decreased $5,900. Short term borrowings increased $6,000. Within short term borrowings, fed funds purchased increased $400 and repurchase agreements increased $5,600. Long term borrowings increased $3,000 from an additional FHLB advance.

 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At September 30, 1999, the carrying value of debt securities maturing within one year amounted to $3,448 or 5.92% of the total debt securities portfolio. The Company attempts when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings, and strong capital position.

 CAPITAL RESOURCES

 Stockholders' equity at September 30, 1999 increased $992, or 4.83% since December 31, 1998. This net increase was composed of: net income for the first nine months of $2,116, a cash dividend of $335 and a decrease in the "Net unrealized gain on securities available for sale" of $789. Equity to assets at September 30, 1999 was 8.64%.

 Cash dividends of $0.38 per share were declared in the first half of 1999, representing a payout ratio of 24.73% for the period ended June 30, 1999.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 1999, the

 Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 RESULTS OF OPERATIONS

 Net income for the nine months ended September 30, 1999, totaled $2,116, an increase of $369 over the $1,747 earned during the same period of 1998. Earnings per share were $2.40 for the nine months ended September 30, 1999 and $1.98 for the same period in 1998. Cash dividends declared were $0.38 per share in June 1999 and $0.35 per share in June 1998.

 Return on average common stockholders' equity amounted to 13.51% for the nine months ended September 30, 1999; compared to 11.82% for the nine months ended September 30, 1998.

 Return on average assets for the nine months ended September 30, 1999 amounted to 1.19%; compared to 1.07% for the nine months ended September 30, 1998.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

 Average earning assets grew $18.8 million in the first nine months of 1999. The annualized net interest margin for the first nine months of 1999 was 3.98% or 8 basis points more than the 3.91% margin in the first nine months of 1998. The interest rate spread also increased, to 3.18% from 3.08% reported for September 30, 1998.

 The Company's net interest income was impacted by the interest rate environment encountered in the first nine months of 1999 as compared to 1998. The lower rate environment dropped our yields on earning assets to 7.78% compared to 8.17% in 1998. However, our costs for interest bearing deposits also dropped to 4.60% from 5.09%

 PROVISION FOR CREDIT LOSSES

 Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $255 for the nine months ended September 30, 1999 and $225 for the nine months ended September 30, 1998. The allowance for credit losses as a percentage of gross loans outstanding was $2,177 or 1.26% of total loans on September 30, 1999, compared to $1,927 or 1.29% of total loans on December 31, 1998. Net charge-offs as a percentage of average loans outstanding were .01% during the nine months ended September 30, 1999 and .11% during the first nine months of 1998.

 Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NON-INTEREST INCOME

 Non-interest income decreased 5.88% to $1,008 during the nine months ended September 30, 1999, from $1,071 during the nine months ended September 30, 1998. There were no gains or losses on securities during the nine months ended September 30, 1999. Fee income on deposit accounts increased $4 to $474 during the nine months ended September 30, 1999, from $470 during nine months ended September 30, 1998. Gain on the sale of loans decreased $29 to $206 for the nine months ended September 30, 1999 from $235 for the nine months ended September 30, 1998. Other non-interest income remained similar to the prior period.

 NON-INTEREST EXPENSE

 Non-interest expenses increased 10.22% to $4,270 for the nine months ended September 30, 1999, from $3,874 for the nine months ended September 30, 1998 before an additional Pension plan expense of $402 from the termination of our Defined Benefit Pension Plan recorded in 1998. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. The Company has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

                       KEY OPERATING RATIOS
               (unaudited) Ended September 30, 1999
                                             NINE MONTH PERIOD        Three Month Period
                                              1999       1998          1999        1998
 Return on assets (net income divided
 by average assets) (1)                       1.19%     1.07%          1.23%       1.30%

 Return on Average Equity (net income
 divided by average equity) (1)              13.51%    11.82%         14.38%      14.29%

 Average Equity to Average Assets             8.81%     9.04%          8.55%       9.09%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1)                             3.18%     3.08%          3.22%       3.07%

 Net Interest Margin (net interest income
 as a percentage of average interest
 earning assets) (1)                          3.98%     3.91%          4.01%       3.94%

 Non-interest Expense to average assets (1)   2.49%     2.61%          2.40%       2.31%

 Allowance for loan losses to total loans
 at end of period                             1.26%     1.28%          1.26%       1.28%

 (1) Annualized

                            SELECTED FINANCIAL DATA

 The following table presents consolidated financial data of PSB Holdings, Inc.
 and Subsidiary.
                                                          1999
                                                 Third            Second    First
                                                QUARTER          QUARTER   QUARTER
 (Dollars in thousands, except per share amounts)
 FINANCIAL HIGHLIGHTS:
 Earnings and Dividends:
 Net interest revenue                           $2,339           $2,188     $2,129
 Provision for credit losses                       105               75         75
 Other noninterest income                          285              396        327
 Other noninterest expense                       1,379            1,464      1,427
 Net income                                        759              722        635
 Per common share
       Basic and diluted earnings                  .86              .82        .72
       Dividends declared                            0              .38          0
       Book value                                24.40            23.75      23.75
 Average common shares (000's)                     883              883        883
 Dividend payout ratio                               0            24.73%         0
 Balance Sheet Summary:
       Loans net of unearned income            170,548          165,181    152,017
       Assets                                  249,453          242,683    229,246
       Deposits                                205,745          197,393    192,841
       Shareholders equity                      21,548           20,973     20,980
 Average balances:
       Loans net of unearned income            167,938          165,307    151,652
       Assets                                  246,973          241,987    227,383
       Deposits                                202,864          197,886    192,462
       Shareholders equity                      21,106           21,017     20,641
 Performance Ratios:
 Return on average assets (1)                     1.22%            1.19%     1.11%
 Return on average common equity (1)             14.38%           13.77%    12.36%
 Tangible Equity to assets                        8.89%            8.82%     9.01%
 Net loan charge-offs as a percentage
       of average loans                            .01%             .01%      .05%
 Nonperforming assets as a percentage
       of average loans                            .59%             .71%      .20%
 Net interest margin (1)                          4.01%            3.97%     3.97%
 Efficiency ratio (tax adjusted)                 56.93%           55.69%    55.42%
 Liquidity ratio                                 28.33%           28.89%    33.18%
 Fee revenue as a percentage of
       average assets                              .11%             .16%      .14%

 (1) annualized

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

 CONTINGENCY PLAN
 The Committee has prepared a business resumption contingency plan which will be implemented, in part, in conjunction with the Bank's disaster recovery plan in the event of failure of one or more of the Bank's major systems. The business resumption contingency plan involves the identification by the Committee of core business processes establishment of event time lines, and preparation of a risk analysis of mission critical systems. Work on the business contingency readiness was completed during the second quarter of 1999.

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


     2.2 Bylaws (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated May 30, 1995)

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


                                     PSB HOLDINGS, INC.



 November 12, 1999                   TODD R. TOPPEN
                                     Todd R. Toppen
                                     Secretary and Controller

 (On behalf of the Registrant and as
 Principal Financial Officer)

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
           Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. Section 232.102(d))

 EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Item 6 of the Form 10-Q to which this Exhibit Index relates.