Form 10-K
period 1999-12-31
PSB HOLDINGS INC /WI/
filed 2000-03-30
CIK 948368

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

 As of March 9, 2000, the aggregate market value of the common stock held by non-affiliates was $26,415,900.

 As of March 15, 2000, 872,967 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PROXY STATEMENT DATED MARCH 31, 2000 (TO THE EXTENT NOTED HEREIN):
  PART III
                         TABLE OF CONTENTS
                                                               PAGE

 PART I

 Item 1.  Business                                              1

 Item 2.  Properties                                            6

 Item 3.  Legal Proceedings                                     6

 Item 4.  Submission of Matters to a Vote of Security Holders   6

 PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                   7

 Item 6.  Selected Financial Data                               7

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9

 Item 7A. Quantitative and Qualitative Disclosure About
          Market Risk                                          23

 Item 8.  Financial Statements and Supplementary Data          24

 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                  52

 PART III

 Item 10.  Directors and Executive Officers of Registrant      53

 Item 11.  Executive Compensation                              53

 Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                      53

 Item 13.  Certain Relationships and Related Transactions      53

 PART IV

 Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                 54

                                     -i-
                              PART I


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

 BUSINESS OF THE BANK

     The Bank was organized as a state banking corporation under the laws of the state of Wisconsin in 1962. In addition to its main office in Wausau, the Bank operates branch offices in the city of Wausau, Rib Mountain Township, Marathon City, and the city of Rhinelander Wisconsin. The Bank offers personal and commercial deposit services, including checking and savings accounts of various kinds, IRA and other deposit instruments, ATM service and night depository and safety deposit box services. The Bank also engages in consumer and commercial lending, including secured and unsecured term loans and real estate financing. New services are frequently added to the Bank's retail banking business. The Bank offers discount brokerage services at its Wausau branch location, including the sale of annuities, mutual funds and other investments to Bank customers and the general public. The Bank maintains an investment subsidiary in Nevada to manage, hold and trade cash and securities.

 PRINCIPAL SOURCES OF REVENUE

     The table below shows the amount and percentages of the Bank's total consolidated operating revenues resulting from interest on loans and leases and interest on investment securities for each of the last three years:
                                     -1-

                                      ($ in thousands)
                    Interest on loans and    Interest on Investment
                         LEASES                   SECURITIES
                               Percent             Percent
                              of  Total           of Total
 Year Ended                   Operating           Operating
 DECEMBER 31         AMOUNT   REVENUES  AMOUNT    REVENUES
  1999             $14,065     74.3%   $3,471      18.3%
  1998              13,404     73.8     3,020      16.6
  1997              12,688     76.9     2,951      17.9

 BANK MARKET AREA AND COMPETITION

     The Bank's primary trade area consists of the greater Wausau, Wisconsin area, Marathon County, and Rhinelander, Wisconsin in Oneida County. There is a mix of retail, manufacturing, agricultural and service businesses in the areas served by the Bank.

     Commercial and retail banking in the state of Wisconsin, and in the Wausau area in particular, is highly competitive with respect to price and services. "Price" includes interest rates paid on deposits, interest rates charged on borrowings and fees charged for fiduciary services, while "services" includes the types of loan, deposit and other products offered, convenience of banking locations and the quality of service rendered to customers. In addition to competition from other commercial banks, the Bank faces significant competition from savings and loan associations, credit unions and other financial institutions or financial service companies within its market area. Credit union deposits constitute a substantial portion of all financial institution deposits within the state of Wisconsin and these associations compete aggressively with commercial banks in the important area of consumer lending and interest-bearing checking accounts.

     The Bank is subject to direct competition in its trade area from nine commercial banks which offer a full line of competitive bank services, loan production offices of banks located outside of the region, and numerous savings and loan associations and credit unions. Several of the financial institutions with which the Bank competes are subsidiaries of the three largest state-wide multi-bank holding companies and many of the other financial institutions are also significantly larger and have more resources than the Bank. In its primary trade area, the Bank has approximately 12% of total financial institution assets, deposits and loans.

     In addition to competition, the business of the Bank will be affected by general economic conditions, including the level of interest rates and the monetary policies of the FRB (see "Regulation and Supervision - Monetary Policy").
                                     -2-
 EMPLOYEES

     The Company has no employees. Officers of the Company serve as full time employees of the Bank.

     As of December 31, 1999, the Bank had 106 employees, including 26 employed on a part-time basis. All officers, supervisors and full-time employees are salaried and all part-time employees are paid on an hourly basis. The Bank considers its relations with its employees to be excellent. None of the Bank's employees is covered by a collective bargaining agreement.

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

     The FRB expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquistions, investments in or the conduct of other lines of business, management personnel, interlocking directorates and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory control for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required captial. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 15 of the Notes to Consolidated Financial Statements.

     The Gramm-Leach-Bliley Act of 1999 (the "Act") will eliminate many of the legal barriers to affiliations among banks and securities firms, insurance companies and other financial service companies. Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the FRB determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.
                                     -3-
     The Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party.

     The changes in the rules governing the affiliation of banks and securities firms and insurance companies became effective March 11, 2000. While certain other provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act.

     The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under Section 4(c)(8) of BHCA. The overall effect of the new law is expected to give consumers greater choice for banking, and insurance services and securities transactions. While the effect of the new law will likely be an increase in competition from larger financial institutions, the Company cannot predict whether the Act will adversely affect its business, financial condition or results of operations. Banking laws and regulations have undergone periodic revisions that often have a direct effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. The Gramm-Leach-Bliley Act is an example of legislation which affects the operation of the Company's business. Depending on the scope and timing of future regulatory changes, it is possible that additional legislation may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

     MONETARY POLICY

     The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The FRB has broad power to expand and contract the supply of money and credit and to regulate the rates which its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and FRB monetary
                                     -4-
 policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.

 EXECUTIVE OFFICERS

     The executive officers of the Company as of March 18, 2000, their ages and principal occupations during the last five years are set forth below.

     David K. Kopperud, 54    President of the Company and the Bank since
                              July, 1999; previously Executive Vice
                              President of the Bank (1994-1999) and
                              Vice President of the Bank (1991-1994).

     Kenneth M. Selner, 53    Vice President & Secretary of the Company;
                              Executive Vice President of the Bank.

     Todd R. Toppen, 41       Treasurer of the Company; Vice President of
                              the Bank since 1994, Assistant Vice President
                              1988 to 1993.

 CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, reports to shareholders, press releases, and in other oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act.

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

     Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In
                                     -5-
 addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: (i) the strength of the U.S. economy in general and the strength of the local economies in the markets served by the bank; (ii) the effects of and changes in government policies, including interest rate policies of the FRB; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services, (v) changes in consumer spending, borrowing and saving habits; (vi) increased competition in the Company's principal market area; (vii) technological changes; (viii) acquisitions; (ix) the effect of changes in laws and regulations, (x) the effect of changes in accounting policies and practices, and (xi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

 ITEM 2.  PROPERTIES.

     The Company shares office space with the Bank. The Bank operates a total of five office locations. The Bank owns four of the buildings in which it conducts operations and each building is occupied solely by the Bank. All four buildings are designed for commercial banking operations and are suitable for current operations and anticipated future needs. Each facility contains teller and loan facilities and drive-up teller stations. One location occupies leased space within a supermarket. The leased space is designed for commerical banking operations containing teller and loan facilities.

 ITEM 3.  LEGAL PROCEEDINGS.

     As of December 31, 1999, the Company was not involved in any legal proceedings, nor was it aware of any threatened litigation.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.
                                     -6-

                              PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

 MARKET

     There is no active public market for the Company's common stock. Transactions in the Company's common stock are sporadic and limited and prices have been determined by the buyer and seller. No data regarding the prices at which trades are made was published or otherwise publicly available until price quotations for the stock began on the OTC Bulletin Board under the symbol "PSBQ" on January 10, 2000. Management is not advised as to the terms of all transactions in the common stock.

 HOLDERS

     As of December 31, 1999 there were approximately 990 holders of record of the Company's common stock.

 DIVIDENDS

     Per share dividends declared by the Company in its two most recent fiscal years were:

                         1998      1999
      Second Quarter     $.35      $.38
      Fourth Quarter     $.58      $.62

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

                              YEARS ENDED DECEMBER 31
                      ($ in thousands, except per share amounts)
                                  1999          1998         1997         1996           1995
 CONSOLIDATED SUMMARY OF EARNINGS:
 Total interest income       $   17,671   $   16,746   $   15,744    $   14,824    $   13,653
 Total interest expense           8,598        8,722        8,253         7,769         7,055
 Provision for loan and
    lease losses                    460          300          230           180           180
 Net interest income after
    provision for loan and
    lease losses                  8,613        7,724        7,261         6,875         6,418
 Total other income               1,265        1,408          745           990           683
 Total other expense (except
    income taxes)                 6,221        6,115        4,932         4,715         4,190
 Net income                  $    2,589   $    2,089   $    2,103    $    2,156    $    2,020
 Per Share:
   Basic and diluted
      Earnings per share     $     2.93   $     2.36   $     2.37    $     2.39    $     2.24
   Common dividends declared       1.00          .93          .90           .85           .82
 Other significant data:
   Return on average
      shareholders equity         12.31%       10.62%       11.15%        11.98%        12.15%
   Return on average assets        1.08%         .96         1.02          1.10          1.13
   Dividend payout ratio          34.12        39.33        37.85         35.40         36.63
   Average equity to average
       assets ratio                8.75%        9.06         9.15          9.16          9.27

                                  1999          1998         1997         1996           1995
 CONSOLIDATED SUMMARY
       BALANCE SHEETS
 Total assets                $  259,889   $  233,491   $  215,019    $  204,158    $  190,781
 Total deposits                 202,354      199,800      186,603       178,129       160,444
 Short-term borrowings           21,215        4,549        3,960         5,766        11,099
 Long-term borrowings            13,000        6,000        3,000             0             0
 Stockholders' equity            21,046       20,556       19,217        18,289        17,453
 Other significant data:
   Book value per share
      at year end            $    23.83   $    23.27   $    21.76    $    20.42    $    19.34
   Average common shares
      outstanding               883,235      883,235      887,988       900,641       902,425
   Shareholders of record
      at year end                   990          975          974           974           940
   Employees at year end (FTE)       91           87           78            70            62
 Historically reported
      credit quality ratios:
   Net loan and lease charge-offs
      to average loans and leases   .19%         .14%         .22%          .03%          .04%
   Allowance for loan and
      lease losses to
      End of period loans
      and leases                   1.15         1.27         1.24          1.39          1.42

 ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion relates to Company and the Bank. Unless noted, references to the "Company" mean the Company and the Bank on a consolidated basis.

     Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, "- Cautionary Statement Regarding Forward-Looking Information."

 RESULTS OF OPERATIONS

     The Company's consolidated net income for 1999 was $2,588,982 compared with $2,088,577 in 1998, and $2,102,709 in 1997. Net income increased 23.96% in 1999 from 1998 and decreased .7% in 1998 from 1997. Results for 1998 included a pre-tax expense of $405,891 relating to the termination of our defined benefit pension plan.

     Return on average common stockholders' equity amounted to 12.31% in 1999 compared to 10.62% in 1998, and 11.15% in 1997.

     Return on average assets for 1999 amounted to 1.08% compared to .96% for 1998 and 1.02% in 1997.

     Net income per share amounted to $2.93 in 1999, compared to $2.36 in 1998 and $2.37 in 1997. Cash dividend declared in 1999 were $1.00 per share, compared to $.93 in 1998 and $.90 in 1997. The per share ratio of dividends to shareholders to net income was 34.12% in 1999, compared to 39.33% in 1998 and 37.85% in 1997.

 NET INTEREST INCOME

     The following table shows how net interest income is impacted by the change in volume and interest rates. 1999 and 1998 data shows a favorable spread due to increased volume. Growth in net interest income will continue to be moderate and interest margins will need to be managed carefully during 2000.

                    INTEREST INCOME & EXPENSE VOLUME & RATE CHANGE
                                1999 compared to 1998       1998 compared to 1997
                                   increase (decrease)         increase (decrease)
                                      due to (1)                  due to (1)
 ($ in thousands)              VOLUME    RATE     NET    VOLUME      RATE    NET
 Interest earned on:
  Loans (2)                   $  1,362   (696)    666   $ 706        10      716
  Taxable investment securities    445    (18)    427     110       (86)      24
  Non-taxable investment
     securities (2)                 58    (21)     37      88       (20)      68
  Other interest income           (183)    (5)   (188)    436      (217)     219

 Total                           1,682   (740)    942   1,340      (313)   1,027

 Interest paid on:
  Savings and demand deposits     509    (178)    331     335       179      514
  Time deposits                  (440)   (482)   (922)   (108)     (102)    (210)
  Short-term borrowings           465     (62)    403     (71)      (35)    (106)
  Long-term borrowings             87     (23)     64     265         6      271

 Total                            621    (745)   (124)    421        48      469

 Net interest earnings       $  1,061       5   1,066   $ 919      (361)     558

 (1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
 (2)The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

     The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on fully tax equivalent basis) for the three-year period ending December 31, 1999.

 Year Ended December 31,            1999              1998              1997
                              Yield  Change     Yield  Change     Yield  Change
 Yield on earning assets      7.96%  - .31%     8.27%  - .09%     8.36%   .09%
 Effective rate on all
      liabilities as a %
      of earning assets       3.80   - .43      4.23   - .06      4.29    .04
 Net yield on earning assets  4.16     .12      4.04   - .03      4.07    .05

                                     -10-
      The 1999 figures as a percent of average earning assets reflects a decrease in interest rates during 1999. The Company will focus on increasing net interest income in 2000 through continued control of interest expense, maintaining the level of interest rates on loans, and managing rates on the investment portfolio.

     Average earning assets increased 9.49% to $226,082 in 1999, from

 $206,480 in 1998. Included in this increase was a 10.16% increase in average loans to $163,929 in 1999, up from $148,806 in 1998, and an 18.82% increase in average taxable investments to $47,091 in 1999, up from $39,631 in 1998. Federal funds sold decreased an average of 82.45% in 1999 from 1998.

     The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods, indicated.

                 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                                INTEREST RATES AND DIFFERENTIALS
                                  1999                     1998                         1997
                         Average          Yield/  Average          Yield/     Average           Yield/
   ($ IN THOUSANDS)      BALANCE INTEREST RATE    BALANCE INTEREST RATE       BALANCE INTEREST  RATE
 Assets
 Interest earning
   assets:
  Loans (1)(2)(3)       $163,929 $14,065  8.58% $148,806 $13,404  9.01%     $140,962 $12,692    9.00%
  Taxable investment
  securities              47,091   2,912  6.18%   39,631   2,470  6.23%       37,877   2,427    6.41%
  Nontaxable investment
  securities(2)           14,251     985  6.91%   13,423     947  7.06%       12,197      879   7.21%
  Federal funds sold         811      44  5.43%    4,620     248  5.37%          890       48   5.39%
  Total (2)              226,082  18,006  7.96%  206,480  17,069  8.27%      191,926   16,046   8.36%
 Non-interesting earning
  assets:
  Cash and due from
  banks                    8,694                   8,497                       8,347
  Premises & equip. - net  3,892                   3,949                       3,660
  Other assets             3,843                   3,578                       3,981
  Less: allow. loan loss  (2,085)                 (1,929)                     (1,846)
  Total                  240,426                 220,575                     206,068

 Liabilities &
 Stockholders' Equity
 Interest bearing
 liabilities:
  Savings and demand
  deposits                74,835   2,712  3.62%   61,657   2,381  3.86%       52,265  1,867     3.57%
  Time deposits           93,069   4,873  5.24%  100,713   5,795  5.75%      102,566  6,005     5.85%
  Short-term borrowings   11,661     640  5.49%    3,803     237  6.23%        5,556    343     6.18%
  Long-term borrowings     7,168     373  5.20%    5,724     309  5.40%          638     38     5.96%
  Total                  186,733   8,598  4.60%  171,897   8,722  5.07%      161,025  8,253     5.13%
 Non-interest bearing
  liabilities:
  Demand deposits         30,616                  26,827                      24,403
  Other liabilities        2,039                   1,875                       1,788
  Stockholders' equity    21,038                  19,976                      18,852
  Total                  240,426                 220,575                     206,068

 Net interest income               9,408           8,347                       7,793
 Rate spread                              3.36%                   3.20%                         3.23%
 Net yield on interest
  earnings assets                         4.16%                   4.04%                         4.07%

 (1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2)The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent, using a federal tax rate of 34%.
 (3)Loan fees are included in total interest income as follows: 1999-$172, 1998-$155, 1997-$164, 1996-$80, 1995-$55.

      The preceding table shows a 1999 increase of .12% in net yield on interest earning assets. The average rate on taxable investment securities decreased .5% in 1999 to 6.18%, down from 6.23% in 1998. Time deposits rates decreased by .51% while funds shifted into the more liquid Money Market deposit accounts, which the Company continued to offer throughout 1999 in an effort to retain deposits to support loan demand. Total deposits at December 31, 1999 showed an increase of $2,554 increasing to $202,354 from 199,800 at December 31, 1998.
 Average borrowing increased $9,302 increasing from $9,527 in 1998 to $18,829 in 1999. The average rate on all interest bearing liabilities decreased by .47% in 1999 to 4.60% down from 5.07% in 1998.

     Loan growth is expected to increase again 2000 due to the increase in fixed rate and in- house home equity loan products being offered and promoted. The sale of additional real estate loans in the secondary market will also provide increased loan fee income.

 Year Ended December 31,       1999      1998        1997        1996        1995
 Item of income
 Interest and fees on loans
  and short-term borrowings    74.3%      73.8%      76.9%       74.3%       75.2%
 Interest on securities        18.3%      16.6%      17.9%       18.2%       18.8%
 Total operating income      18,936     18,153     16,489      15,814      14,336
  (000's omitted)

  The bank does not have any foreign deposits or operations

 NON-INTEREST INCOME

  The following table shows the major components of non-interest income.

                                      ($ in thousands)
                                       1999        1998      1997
 Noninterest income:
   Service fees                        $709       $699      $484
   Net realized gain on sale of
       securities available for sale                36         3
   Gain on sale of loans                223        332        46
   Gain on sale of other real estate     21          4
   Investment sales commissions         138        147        74
   Other operating income               174        189       138

   Total noninterest income           1,265      1,407       745

                                     -13-
   Service fees continued to increase to $709 in 1999, compared to $699 in 1998 primarily due to profit improvement initiative implemented back in 1998.

 NON-INTEREST EXPENSE

   The following table shows the major components of non-interest expense.

                                            ($ in thousands)
                                            1999    1998    1997
 Salaries and employee benefits           $3,621   $3,331  $2,948
 Loss on settlement on pension plan                   406
 Occupancy                                   859      828     728
 Data processing and other office operations 441      421     319
 Advertising and promotion                   222      202     166
 Director compensation and benefits          170      142     180
 Other operating                             908      785     591

    Total noninterest expense             $6,221   $6,115  $4,932

     Salaries increased $290 primarily due to the increased number of employees. The number of full-time equivalent employees at the end of 1999 was 91 compared to 87 at the end of 1998.

     Occupancy expense increased in 1999 due various remodeling projects increasing office space. Data processing costs increased by 4.8% in 1999 compared to 1998 as a result of additional computer systems added to the in-house system and Y2K costs. Other operating expense increased in 1999 due to an increase in educational, marketing, and charitable contribution expense.

 PROVISIONS FOR LOAN LOSSES

     Management determines the adequacy of the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $460,000 in 1999; compared to $300,000 in 1998 and $230,000 in 1997.
 The allowance for loan losses as a percentage of gross loans outstanding was 1.15% at December 31, 1999; 1.27% at December 31, 1998; and 1.24% at December 31, 1997. The increased provision in 1999 is intended to provide adequate reserves for potential losses.
 Charge-offs as a percentage of average loans outstanding were .19% in 1999; .13% in 1998; and .22% in 1997. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.
                                     -14-
     Management feels the allowance for loan losses is adequate as of December 31, 1999.

     The allowance for loan losses shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.

                                                  ($ in thousands)
                                               YEAR ENDED DECEMBER 31
                                    1999        1998      1997      1996      1995
 Average balance of loans
   for period                       $163,929  $148,806  $140,962  $130,783  $119,657

 Allowance for loan losses at
   beginning of period              $  1,947  $  1,845  $  1,925  $  1,781  $  1,644

 Loans charged off
   Commercial & Industrial              (322)     (138)     (156)      (48)      (54)
   Agriculture                             0         0         0         0         0
   Real Estate - Mortgage                (72)        0      (136)        0         0
   Installment & Other
     Consumer Loans                      (38)      (69)      (59)      (25)      (15)

   Total Charge Offs                    (432)     (207)     (351)      (73)      (69)

 Recoveries on loans previously
   charged off
   Commercial & Industrial                67         0        17        33        22
   Agricultural                            0         0         0         0         0
   Real Estate - Mortgage                  7         0        19         0         0
   Installment & Other
     Consumer Loans                       50         9         5         4         4

   Total Recoveries                     $124        $9       $41       $37       $26

 Net loans charged off                 ($308)    ($198)    ($310)     ($36)     ($43)

 Additions charged to
   operations                            460       300       230       180       180

 Allowance for loan losses
   at end of period                 $  2,099  $  1,947  $  1,845  $  1,925  $  1,781

 Ratio of net charge offs
   during period to average
   loans outstanding                    0.19%     0.13%     0.22%     0.03%     0.04%

 Ratio of allowance for loan
  losses to total loans
  receivable at end of period           1.15%     1.27%     1.24%     1.39%     1.42%

                                     -15-

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

      Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. From time to time, the Bank develops special term deposit products that will attract present and potential customers. A significant portion of consumer deposits do not reprice or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. However, markets and consumer behavior do change, and adjustments are necessary as customer preferences, competitive market conditions, liquidity, loan growth rates, and mix change. Management considers that an acceptable ratio for the rate sensitive assets to rate sensitive liabilities during periods of extended and less volatile rate increases or decreases between .75 and 1.25. The Bank is to generally maintain a one-year ratio of 1.00 - i.e., balanced ratio. At December 31, 1999 and 1998 the Company was within the ratio limits.
                                     -16-

 INVESTMENT PORTFOLIO

      The following table shows the relative maturities of the investment portfolio as of December 31, 1999. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%. Yields on securities available for sale are calculated based on amortized cost.

                                              After one   After two        After five
                           Within             but within  but within     but within              Over
                          ONE YEAR            TWO YEARS  FIVE YEARS       TEN YEARS            TEN YEARS
 ($ in thousands)
                       AMOUNT   YIELD   AMOUNT  YIELD   AMOUNT   YIELD   AMOUNT  YIELD     AMOUNT    YIELD
 U.S. Treasury       $    --      --   $   497  4.60%  $    --     --   $     --   --      $    --       --

 U.S. Government
   agencies and
   corporations        3,310    5.94%    3,458  5.95%   10,600   6.03%   16,022  6.18%      11,855     6.20%

 State and political
   subdivisions
   (domestic)          1,291    7.54%      755  6.83%    3,230   7.01%    8,567  6.73%          --       --

 Other equity
   securities            747    6.30%       --    --        --     --         --        --      --       --
 Total               $ 5,348    6.39%  $ 4,710  5.95%  $13,830   6.25%  $24,589  6.36%     $11,855     6.20%

     The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. The Bank classifies all U.S. Treasury and other U.S. Government Agencies & Corporations as available-for-sale. State and Political subdivisions were classified as held-to maturity.

     At December 31, 1999 the net unrealized loss on securities available for sale, recorded as a separate component of stockholder's equity, was $1,043,128, net of deferred income taxes of $460,774.

     Securities with an approximate carrying value of $20,207,957 and $9,168,461, at December 31, 1999 and 1998 respectively, were pledged primarily to secure public deposits and for repurchase agreements.
                                     -17-

      The following table sets forth the distribution of investment securities as of the dates indicated.

                                ($ in thousands)
                                   DECEMBER 31

                              1999     1998      1997
 U.S. Treasury and
 other U.S. Government
 agencies and corporations $ 45,742 $ 47,185  $ 36,932

 State and political
 subdivisions (domestic)     13,843   14,068    12,549
 Other equity securities        747      701       647

      Total                $ 60,332 $ 61,954  $ 50,128

      An investment subsidiary, PSB Investments, Inc. currently holds approximately $40,195,524 in securities. Income tax expense was approximately $117,000 lower as a result of holding these securities at the subsidiary.

 LOAN PORTFOLIO

      The following table sets forth the approximate maturities of the loan portfolios and the sensitivity of loans to interest changes as of December 31, 1999.

                                                      MATURITY

                                                      Over one
 ($ in thousands)                       One year      year thru           Over
                                         OR LESS      FIVE YEARS       FIVE YEARS
 Commercial, industrial, and financial $ 25,459       $ 22,476         $   869
 Agricultural                             1,145          1,102               2
 Real estate mortgage                    43,464         72,760           1,971
 Installment & other consumer loans       3,135          7,680           2,560

 Total                                 $ 73,203       $104,018         $ 5,402

 INTEREST SENSITIVITY

 Amounts of loans due after one year with:         Fixed         Variable
 ($ in thousands)                                  RATE            RATE
 Commercial, industrial, and financial          $ 23,345         $     0
 Agriculture                                       1,104               0
 Real estate mortgage                             66,608           8,123
 Installment & other consumer loans               10,240               0

 Total                                          $101,297         $ 8,123

     Loan growth for the year ended December 31, 1999 was 18.86%;
 increasing from $153,649,105 at December 31, 1998 to $182,623,354 at
 December 31, 1999. The composition of loans outstanding as of the dates indicated are as follows:

                                                ($ in thousands)
 DECEMBER 31                      1999     1998     1997     1996      1995
 Commercial, industrial
   and financial               $ 48,804  $ 38,852 $ 31,314 $ 28,531 $ 27,291
 Agricultural                     2,249     1,662    2,488    1,820    2,356
 Real estate mortgage           118,195   101,380  103,253   93,450   84,221
 Installment and other
   consumer loans                13,375    11,755   12,262   14,210   11,457

 Total                         $182,623  $153,649 $149,317 $138,011 $125,325

     There were no loans held for sale as of December 31, 1999 compared to $3,120,450 on December 31, 1998.

     The composition of loans in the loan portfolio shows an increase in installment and other consumer loans. All other loan categories have been steadily increasing every year. The Company has no foreign loans outstanding.

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

     A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.
 Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.
                                     -19-
 An analysis of impaired loans follows:

                                         ($ in thousands)
 AT DECEMBER 31,                           1999          1998           1997
 Nonaccrual                             $   510         $ 564          $ 484
 Accruing income                          1,696           406            640

 Total impaired loans                     2,206           970          1,124
 Less - Allowance for loan losses           297           328            178

 Net investment in impaired loans        $1,909          $642          $ 946

                                         ($ in thousands)
 YEARS ENDED DECEMBER 31,                 1999          1998           1997
 Average recorded investment,
 net of allowance for loan losses       $1,874         $ 820          $1,191

 Interest income recognized             $  118         $  40          $   83

     The Company maintained generally high loan quality during 1999. The following table sets forth the amount of risk element loans as of the dates indicated.

                                              ($ in thousands)
                                                 DECEMBER 31
                                      1999       1998      1997      1996      1995
 Loans on a non-accrual basis        $ 620     $   582   $   835   $   247     $ 376
 Loans contractually past due
     ninety days or more as to
     interest or principal payments  $   0     $     0   $     7   $   275     $   0

                                     -20-

 DEPOSITS

     The average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1999, 1998, and 1997 are:

                                              ($ in thousands)
                                    1999            1998             1997
                              BALANCE   RATE  BALANCE    RATE  BALANCE   RATE
 Non-interest bearing
    demand deposits          $ 30,616         $ 26,827         $ 24,403
 Interest bearing demand and
   savings deposits            74,835  3.62%    61,657   3.86%    52,265  3.57%
 Time deposits                 93,069  5.24%   100,713   5.75%   102,566  5.85%

 Total                       $198,520         $189,197         $ 179,234

      The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1999 is approximately $29,127,000. Their maturity distribution as of December 31, 1999 and 1998 is as follows:

                                                   (in thousands)
                                                  1999          1998
     - three months or less                   $  10,346     $ 11,420
     - over three months through six months   $  12,324     $ 11,001
     - over six months through twelve months  $   5,381     $  4,804
     - over one year through five years       $   1,076     $  1,663
     - over five years                        $       0     $     0

     The Bank does not have any deposits in foreign banking offices.

 SHORT-TERM BORROWINGS

     Information related to the Bank's funds purchased and security repurchase agreements for the last three years is as follows:

                                                       ($ in thousands)
                                                       1999          1998          1997
     Amount outstanding at year end                   $21,215     $ 4,550       $ 3,960
     Average amount outstanding during the year        11,661       3,803         5,556
     Maximum amount outstanding at any month's end     21,215       5,220        11,983
     Weighted average interest rate at year end          5.90%       5.63%         6.14%
     Weighted average interest rate during the year      5.49%       6.23%         6.18%

                                     -21-

 SUMMARY QUARTERLY FINANCIAL INFORMATION

      The following is a summary of the quarterly results of operations for the years ended December 31, 1999, 1998 and 1997.

                               Three months ended
                                   March 31    June 30  September 30 December 31
                      ($ in thousands, except per share data)
 1999
 Interest income                      $4,179     $4,281       $4,547     $4,664
 Interest expense                     $2,050     $2,093       $2,208     $2,247
 Net interest income                  $2,129     $2,188       $2,339     $2,417
 Provision for loan losses               $75        $75         $105       $205
 Net income applicable to common stock  $635       $722         $759       $473
 Earnings per common share             $0.72      $0.82        $0.86      $0.53

 1998
 Interest income                      $4,146     $4,288       $4,252     $4,060
 Interest expense                     $2,164     $2,174       $2,205     $2,179
 Net interest income                  $1,982     $2,114       $2,047     $1,882
 Provision for loan losses               $75        $75          $75        $75
 Net income applicable to common stock  $390       $638         $719       $342
 Earnings per common share             $0.44      $0.72        $0.81      $0.39

 1997
 Interest income                      $3,757     $3,898       $3,977     $4,112
 Interest expense                     $1,978     $2,041       $2,088     $2,146
 Net interest income                  $1,779     $1,857       $1,889     $1,966
 Provision for loan losses               $45        $45          $65        $75
 Net income applicable to common stock  $581       $561         $626       $335
 Earnings per common share             $0.65      $0.63        $0.70      $0.39

 STOCK REPURCHASE

     On December 21, 1999, the Company authorized the repurchase of up to 45,000 shares of its common stock. As of December 31, 1999, no shares had been purchased under the authorization.

 YEAR 2000 DISCLOSURE

     YEAR 2000

     The Company's Year 2000 Project was intended to address Year 2000 problems and prevent major interruptions in its business due to problems related to the Company's computerized financial and
                                     -22-
 information systems. As part of its program, the Company's Year 2000 Project Committee conducted an assessment of its financial and information systems, third party vendors, and customers.

     The Company did not experience any significant disruption as a result of Year 2000 problems. As of March 21, 2000, neither the Company nor any of its key vendors or customers have experienced any material adverse effects related to Year 2000 problems. Based on its experience in the Year 2000 transition and its business operations through such date, the Company does not expect to encounter any year 2000 problems that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

     The costs of achieving year 2000 readiness were approximately $13,573 and $11,476 in 1999 and 1998 respectively, exclusive of internal costs. Internal costs for Year 2000 readiness were not tracked, but principally related to payroll costs of Company personnel.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments at December 31, 1999, which reflect changes in market prices and rates, can be found in footnote 17 of the Notes to Consolidated Financial Statements.

     The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities. The Company believes that it does not have a material exposure to interest-rate risk.

     Additional information required by this Item 7A is set forth in
 Item 6, "Selected Financial Data" and under subcaptions "Results of Operations", "Net Interest Income", "Provision for Loan Losses", "Liquidity and Interest Sensitivity", "Investment Portfolio", and "Deposits" under Item 7, Management's Discussion and Analysis of Financial Conditions.
                                     -23-

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            INDEPENDENT AUDITOR'S REPORT

 Board of Directors
 PSB Holdings, Inc.
 Wausau, Wisconsin


 We have audited the accompanying consolidated balance sheets of PSB HOLDINGS, INC. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB HOLDINGS, INC. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles.



                                       WIPFLI ULLRICH BERTELSON LLP
                                       Wipfli Ullrich Bertelson LLP


 January 21, 2000
 Wausau, Wisconsin

                                  PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1999 and 1998
                                                                1999         1998
                                       ASSETS
 Cash and due from banks                                   $  11,925,985   $   8,751,763
 Interest-bearing deposits and money market funds                 61,779         740,993
 Federal funds sold                                                            3,934,000

 Securities:
   Held to maturity (fair values of $13,472,511
     and $14,345,897, respectively)                           13,843,068      14,068,362
   Available for sale (at fair value)                         46,489,186      47,886,132
 Loans held for sale                                                           3,120,450
 Loans receivable, net of allowance for loan losses of
   $2,099,241 and $1,946,864 in 1999 and 1998, respectively  180,524,113     148,581,791
 Accrued interest receivable                                   1,746,038       1,725,343
 Premises and equipment                                        3,897,223       3,885,986
 Other assets                                                  1,401,641         796,671

 TOTAL ASSETS                                              $ 259,889,033   $ 233,491,491


                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing deposits                              $  33,657,598   $  33,149,909
 Interest-bearing deposits                                   168,696,643     166,649,988

   Total deposits                                            202,354,241     199,799,897

 Short-term borrowings                                        21,214,890       4,549,508
 Long-term borrowings                                         13,000,000       6,000,000
 Other liabilities                                             2,273,485       2,585,871

      Total liabilities                                      238,842,616     212,935,276

 Stockholders' equity:
   Common stock - No-par value with a stated value of $2
      per share:
      Authorized - 1,000,000 shares
      Issued       -   902,425 shares                          1,804,850       1,804,850
   Additional paid-in capital                                  7,158,505       7,158,505
   Retained earnings                                          13,928,790      12,223,043
   Accumulated other comprehensive income (loss),
      net of tax                                              (1,043,128)        172,417
   Treasury stock, at cost - 19,190 shares                      (802,600)       (802,600)
      Total stockholders' equity                              21,046,417      20,556,215

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 259,889,033   $ 233,491,491

             See accompanying notes to consolidated financial statements.

                                  PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1999, 1998, and 1997
                                                          1999          1998           1997
 Interest income:
   Interest and fees on loans                        $  14,065,041  $ 13,403,646  $ 12,688,023
   Interest on securities:
       Taxable                                           2,821,551     2,394,816     2,370,859
       Tax-exempt                                          649,901       625,427       580,323
   Other interest and dividends                            134,512       322,546       104,758

       Total interest income                            17,671,005    16,746,435    15,743,963
 Interest expense:
   Deposits                                              7,584,588     8,175,617     7,871,730
   Short-term borrowings                                   639,760       237,059       343,207
   Long-term borrowings                                    373,416       308,913        37,981

       Total interest expense                            8,597,764     8,721,589     8,252,918

 Net interest income                                     9,073,241     8,024,846     7,491,045
 Provision for loan losses                                 460,000       300,000       230,000
 Net interest income after provision for loan losses     8,613,241     7,724,846     7,261,045

 Noninterest income:
   Service fees                                            708,794       699,145       483,756
   Net realized gain on sale of securities available for sale             35,867         3,120
   Gain of sale of loans                                   223,002       332,027        45,588
   Investment sales commissions                            137,621       146,756        73,873
   Other operating income                                  195,230       192,903       138,367

       Total noninterest income                          1,264,647     1,406,698       744,704
 Noninterest expenses:
   Salaries and employee benefits                        3,621,239     3,330,964     2,948,292
   Loss on settlement of pension plan                                    405,891
   Occupancy                                               858,719       827,558       727,583
   Data processing and other office operations             440,588       421,488       319,453
   Advertising and promotion                               222,435       201,754       166,415
   Director compensation and benefits                      169,820       141,671       179,800
   Other operating                                         908,605       785,641       590,497

       Total noninterest expenses                        6,221,406     6,114,967     4,932,040

 Income before income taxes                              3,656,482     3,016,577     3,073,709
 Provision for income taxes                              1,067,500       928,000       971,000

 Net income                                          $   2,588,982  $  2,088,577  $  2,102,709

 Basic and diluted earnings per share                $        2.93  $       2.36  $       2.37

 Weighted average shares outstanding                       883,235       883,235       887,988
             See accompanying notes to consolidated financial statements.

                                   PSB HOLDINGS, INC.
                                   AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1999, 1998, and 1997
                                                                 Accumulated
                                            Additional               Other


                                    Common      Paid-In     Retained   Comprehensive   Treasury
                                     STOCK      CAPITAL      EARNINGS   INCOME (LOSS)     STOCK         TOTALS
 Balance, January 1, 1997          $1,804,850 $ 7,158,505 $  9,649,112  $   (8,543)   $  (315,000)  $18,288,924

 Comprehensive income:
    Net income                                               2,102,709                                2,102,709
    Unrealized gain on securities
     available for sale, net of tax                                        109,086                      109,086

        Total comprehensive income                                                                    2,211,795

 Purchase of treasury stock                                                              (487,600)     (487,600)
 Cash dividends declared
      $.90 per share                                          (795,944)                                (795,944)

 Balance, December 31, 1997         1,804,850   7,158,505   10,955,877     100,543       (802,600)   19,217,175

 Comprehensive income:
    Net income                                               2,088,577                                2,088,577
    Unrealized gain on securities
      available for sale, net of tax                                        71,874                       71,874

        Total comprehensive income                                                                    2,160,451

 Cash dividends declared
      $.93 per share                                          (821,411)                                (821,411)

 Balance, December 31, 1998         1,804,850   7,158,505   12,223,043     172,417       (802,600)    20,556,215

 Comprehensive income:
    Net income                                               2,588,982                                 2,588,982

    Unrealized loss on securities
     available for sale, net of tax                                    (1,215,545)                   (1,215,545)

        Total comprehensive income                                                                    1,373,437

 Cash dividends declared
      $1.00 per share                                         (883,235)                               (883,235)

 Balance, December 31, 1999        $1,804,850 $ 7,158,505 $ 13,928,790 $(1,043,128)    $ (802,600) $21,046,417

            See accompanying notes to consolidated financial statements.
                                     -27-

                                        PSB HOLDINGS, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Years Ended December 31, 1999, 1998, and 1997
                                                           1999         1998           1997
 Cash flows from operating activities:
   Net income                                        $   2,588,982   $ 2,088,577  $  2,102,709
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for depreciation and net amortization       554,059       520,981       482,664
     Benefit from deferred income taxes                    (70,000)     (169,900)     (108,900)
     Provision for loan losses                             460,000       300,000       230,000
     Proceeds from sales of loans held for sale         21,214,462    26,186,442     4,369,580
     Originations of loans held for sale               (17,871,010)  (28,674,365)   (4,344,817)
     Gain on sale of loans                                (223,002)     (332,027)      (45,588)
     Net gain on sale of other real estate                 (21,461)       (4,134)
     Net gain on sale of securities available for sale                   (35,867)       (3,120)
     Changes in operating assets and liabilities:
        Accrued interest receivable                        (20,695)       12,150        53,412
        Other assets                                      (109,686)      (25,811)     (285,484)
        Other liabilities                                  239,166       346,744       265,173
   Net cash provided by operating activities             6,262,483       212,790     2,715,629
   Cash flows from investing activities:
     Proceeds from sale and maturities of:
        Held to maturity securities                      2,865,000     1,340,000     2,366,913
        Available for sale securities                   13,262,495    17,470,126    10,953,084
     Payment for purchase of:
        Held to maturity securities                     (2,664,188)   (2,881,464)   (3,221,710)
        Available for sale securities                  (13,653,389)  (27,616,227)   (8,496,561)
     Net increase in loans                             (32,402,322)   (1,709,893)  (11,595,126)
     Net (increase) decrease in interest-bearing
       deposits and money market funds                     679,214      (587,722)       16,032
     Net decrease (increase) in federal funds sold       3,934,000    (3,934,000)
     Capital expenditures                                 (522,284)     (633,488)     (482,177)
     Proceeds from sale of other real estate                76,722       503,667
   Net cash used in investing activities               (28,424,752)  (18,049,001)  (10,459,545)
   Cash flows from financing activities:
   Net increase (decrease) in noninterest-bearing deposits 507,689     5,585,407      (921,753)
     Net increase in interest-bearing deposits           2,046,655     7,611,785     9,395,555
     Net increase (decrease) in short-term borrowings   16,665,382       589,466    (1,806,589)
     Proceeds from issuance of long-term borrowings     10,000,000     3,000,000     3,000,000
     Repayments of long-term borrowings                 (3,000,000)
     Dividends paid                                       (883,235)     (821,411)     (795,944)
     Purchase of treasury stock                                                       (487,600)
   Net cash provided by financing activities            25,336,491    15,965,247     8,383,669
 Net increase (decrease) in cash and due from banks      3,174,222    (1,870,964)      639,753
 Cash and due from banks at beginning                    8,751,763    10,622,727     9,982,974
 Cash and due from banks at end                      $  11,925,985   $ 8,751,763  $ 10,622,727
 Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                        $   8,738,300   $ 8,734,905  $  8,101,757
     Income taxes                                        1,416,524       877,563     1,008,124
 Noncash investing and financing activities:
  Loans charged off                                        432,444       207,450       350,242
  Loans transferred to other real estate                    79,457       198,544       300,989

           See accompanying notes to consolidated financial statements.
                                     -28-

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPAL BUSINESS ACTIVITY

 PSB Holdings, Inc. and Subsidiary (the "Company"), operates Peoples State Bank (the "Bank"), a full service financial institution with a primary marketing area including, but not limited to, the greater Wausau, Wisconsin area and Marathon County, and Rhinelander, Wisconsin in Oneida County. It provides a variety of banking products including investment product sales and long-term fixed rate residential mortgages.

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

 Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.
                                     -29-

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

 ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loanss observable market price or the fair value of the collateral if the loan is collateral dependent.

 In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

 LOANS HELD FOR SALE

 Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices. Mortgage servicing rights are not retained.

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

 FORECLOSED REAL ESTATE

 Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.
 Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair
                                    -30-
 value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

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

 ADVERTISING AND PROMOTIONAL COSTS

 Costs relating to Company advertising and promotion are generally expensed when paid.

 EARNINGS PER SHARE

 Earnings per share are based upon the weighted average number of shares outstanding.

 RECLASSIFICATIONS

 Certain prior year balances have been reclassified to conform to current year presentation.
                                     -31-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 NOTE 3 - CASH AND DUE FROM BANKS

 Cash and due from banks in the amount of $916,000 was restricted at December 31, 1999 to meet the reserve requirements of the Federal Reserve System.

 In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company and its subsidiary also maintain cash balances in money market funds. Such balances are not insured. Total uninsured balances at December 31, 1999 were $8,014,558.

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 4 - SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:
                                                          Gross        Gross      Estimated
                                          Amortized     Unrealized  Unrealized       Fair
                                            COST          GAINS       LOSSES        VALUE
     DECEMBER 31, 1999

     Securities held to maturity:
       Obligations of states and
         political subdivisions         $  13,843,068  $  17,904  $  388,461  $ 13,472,511

     Securities available for sale:
     U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                     $  47,245,814  $  13,398  $1,517,300  $ 45,741,912

     Other equity securities                  747,274                              747,274

     Totals                             $  47,993,088  $  13,398  $1,517,300  $ 46,489,186

     DECEMBER 31, 1998

     Securities held to maturity:
       Obligations of states and
         political subdivisions         $  14,068,362  $ 278,490  $      955  $ 14,345,897

     Securities available for sale:
       U.S. Treasury securities
         and obligations of U.S.
       government corporations
       and agencies                     $  46,920,044  $ 342,097   $  76,687  $ 47,185,454

         Other equity securities              700,678                              700,678

     Totals                             $  47,620,722  $ 342,097   $  76,687  $ 47,886,132

 The amortized cost and estimated fair value of debt securities held to maturity and securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Estimated
                                                          Amortized         Fair
 SECURITIES HELD TO MATURITY                                 COST          VALUE
 Due in one year or less                               $  1,290,960    $ 1,297,543
 Due after one year through five years                    3,984,718      3,976,350
 Due after five years through ten years                   8,567,390      8,198,618

 Totals                                                $ 13,843,068    $13,472,511

  SECURITIES AVAILABLE FOR SALE

 Due in one year or less                               $  3,319,446    $ 3,310,390
 Due after one year through five years                    6,507,241      6,183,651
 Due after five years through ten years                  16,970,976     16,332,265

 Mortgage-backed securities                              20,448,151     19,915,606

 Totals                                                $ 47,245,814   $ 45,741,912

 Securities with an approximate carrying value of $20,207,957 and $9,168,461 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

 No securities were sold in 1999. Proceeds from securities sales in 1998 were $1,533,300. Gross gains of $35,867 were realized on those sales. During 1997, proceeds from security sales were $2,351,230. Gross gains and losses on those sales were $17,656 and $14,536, respectively.

 As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on asset size. This stock is recorded at cost which approximates fair value. Transfer of the stock is substantially restricted. Equity securities include $699,600 and $655,300 of FHLB stock at December 31, 1999 and 1998, respectively.

 NOTE 5 - LOANS

 The composition of loans is as follows:

                                                      1999          1998
          Commercial                             $  51,053,737  $ 40,513,628
          Real estate                              118,195,029    98,259,990
          Consumer                                  13,374,588    11,755,037

          Subtotals                                182,623,354   150,528,655
          Allowance for loan losses                 (2,099,241)   (1,946,864)

          Net loans                              $ 180,524,113  $148,581,791

 The Company, in the ordinary course of business, grants loans to its executive officers and directors, including their families and firms in which they are principal owners. All loans to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable
                                     -34-
 transactions with others and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features. Activity in such loans is summarized below:

                                                       1999          1998
 Loans outstanding, January 1                    $  5,038,511  $ 7,792,986
 New loans                                          3,411,051    6,612,687
 Repayment                                         (4,104,883)  (9,367,162)

 Loans outstanding, December 31                  $  4,344,679  $ 5,038,511

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

 An analysis of impaired loans follows:

     AT DECEMBER 31,                                            1999          1998
 Nonaccrual                                                $    509,971  $ 564,414
 Accruing income                                              1,696,412    406,000

 Total impaired loans                                         2,206,383    970,414
 Less - Allowance for loan losses                               297,009    328,511

 Net investment in impaired loans                          $  1,909,374  $ 641,903

 YEARS ENDED DECEMBER 31,                         1999         1998        1997
 Average recorded investment, net of
   allowance for loan losses                 $  1,874,008  $  819,630   $ 1,191,098

 Interest income recognized                  $    118,162  $   39,569   $    83,195

 The allowance for loan losses (including impaired loans) is maintained at a level which management believes is adequate for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.
                                     -35-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 An analysis of the allowance for loan losses for the three years ended December 31, follows:

                                                   1999        1998          1997
 Balance, January 1                          $  1,946,864  $ 1,845,064  $ 1,924,686
 Provision charged to operating expense           460,000      300,000      230,000
 Recoveries on loans                              124,821        9,250       40,620
 Loans charged off                               (432,444)    (207,450)    (350,242)

 Balance, December 31                        $  2,099,241  $ 1,946,864  $ 1,845,064

 NOTE 6 - PREMISES AND EQUIPMENT

 An analysis of premises and equipment follows:

                                                      1999        1998
 Land                                            $    709,117  $  627,345
 Buildings and improvements                         3,466,588   3,455,946
 Furniture and equipment                            3,196,731   2,947,739
 Construction in progress                             162,947

 Total cost                                         7,535,383   7,031,030
 Accumulated depreciation and amortization          3,638,160   3,145,044

 Net book value                                  $  3,897,223  $3,885,986

 Depreciation and amortization charged to operating expenses amounted to $511,047 in 1999, $493,934 in 1998, and $436,933 in 1997.

 NOTE 7 - DEPOSITS

 At December 31, 1999, certificate and IRA accounts have scheduled maturity dates as follows:
          2000                                                $  75,381,840
          2001                                                   10,632,861
          2002                                                    1,583,012
          2003                                                      287,183
          2004                                                        2,050

          Total                                               $  87,886,946

 Certificate of deposit accounts with individual balances greater than $100,000 totaled $24,760,217 and $24,688,356 at December 31, 1999 and
 1998, respectively.

 Deposits from Company directors, officers, and related parties at December 31, 1999 and 1998 totaled $5,772,331 and $7,983,980, respectively.
                                     -36-
 NOTE 8 - SHORT-TERM BORROWINGS

 Short-term borrowings consist of the following at December 31:
                                                     1999          1998
 Securities sold under repurchase agreements     $  10,737,890  $ 4,549,508
 Federal funds purchased                            10,477,000

 Totals                                          $  21,214,890  $ 4,549,508

 The book value of securities pledged under repurchase agreements totaled $15,378,207 and $4,801,348 at December 31, 1999 and 1998,
 respectively.

 Repurchase agreements with Company directors, officers, and related parties at December 31, 1999 and 1998 totaled $6,122,705 and $500,000, respectively.

 The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended
 December 31:

                                                 1999         1998          1997
 As of end of year:
   Weighted average rate                             5.90%       5.63%           6.14%
 For the year:
   Highest month-end balance                $  21,214,890  $ 5,220,455     $11,983,134
   Daily average balance                       11,660,602    3,803,415       5,555,857
   Weighted average rate                             5.49%        6.23%          6.18%

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 9 - LONG-TERM BORROWINGS

 Long-term borrowings at December 31, consist of the following:

                                                                          1999           1998
 Note payable to the FHLB, monthly interest payments only at 5.07%,
 due February, 2008, callable beginning February 2001                 $  3,000,000  $ 3,000,000

 Note payable to the FHLB, monthly interest payments only at 4.97%,
 due August, 2009, callable beginning February 2000                      3,000,000

 Note payable to the FHLB, monthly interest payments only at 5.15%,
 due October 2009, callable beginning April 2000                         4,000,000

 Note payable to the FHLB, monthly interest payments only at 4.98%,
 due July 2009, callable beginning July 2000                             3,000,000

 5.70% - 5.90% FHLB advances, interest payable monthly,
 principal repaid during 1999                                                         3,000,000

 Totals                                                              $  13,000,000  $ 6,000,000

 The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling in excess of $22,000,000 and $10,000,000 at December 31, 1999 and 1998,
 respectively. As a member of the FHLB system, the Company may draw on a line of credit totaling $35,327,000. At December 31, 1999, the Company's available and unused portion of this line of credit totaled $22,327,000.
                                     -38-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 10 - RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

 The Company has established a 401(k) profit-sharing contribution pension plan for its employees. The Company matches 50% of employees' salary deferrals up to the first 4% of pay deferred. The Company also may declare a discretionary profit-sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 1999, 1998, and 1997 was $173,858, $159,014, and $143,940,
 respectively.

 The Company also maintains an unfunded retirement plan for its directors. The plan pays directors who have at least 15 years of service at retirement 50% of the fees received during their final five years as a director. Currently, five directors are eligible for benefits. Details regarding the actuarial benefit obligation and related disclosures are not available. The liability recognized in the financial statements for this plan was $156,285 at December 31, 1999 and 1998. There was no provision for plan expense during 1999 or 1998. The plan expense totaled $46,000 December 31, 1997.

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

 Effective January 1, 1997, the Company terminated its defined benefit pension plan. The Company received regulatory approval to distribute participants' vested defined benefit pension plan balances to participants or into the Company's 401(k) profit-sharing plan. During January 1998, the Company settled the defined benefit pension plan obligation by transferring existing plan assets of $1,857,740, plus an additional cash payment of $202,738 to qualified retirement plans or directly to the plan participants.
                                     -39-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of changes in the postretirement health care benefit plan and the defined benefit pension plan obligations and the fair value of assets for the years ended December 31, 1999 and 1998:

                                                                           Defined
                                                         Postretirement         Benefit
                                                          Health Care           Pension
                                                          BENEFIT PLAN           PLAN
                                                        1999        1998         1998
 Reconciliation of benefit obligations:
    Obligations at January 1                      $    167,930  $  136,179  $ 1,666,759
    Service cost                                        13,134      11,176
    Interest cost                                       19,314      16,658        9,723
    Benefit payments                                    (6,137)     (3,479)      (5,820)
    Net amortization of prior service costs              7,396       7,396      (16,075)
    Loss on settlement of plan due to applicable
    benefit payout interest rates at time of
     settlement                                                                 405,891
    Liquidating distributions to qualified
     retirement plans                                                        (2,042,103)
    Liquidating distributions to plan
     participants                                                               (18,375)

 Obligation at December 31                        $    201,637  $  167,930  $
 Reconciliation of fair value of plan assets:
    Fair value of plan assets at January 1                                  $ 1,855,500
    Return on plan assets, net of
    administrative expenses                                                       8,060
    Benefit payments                                                             (5,820)
    Liquidating distributions to qualified
      Retirement plans                                                       (1,857,740)

 Fair value of plan assets at December 31                                   $

                                     -40-
                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table provides the components of net periodic benefit cost (income) of the plans for the years ended December 31, 1999, 1998, and 1997:

                                        Postretirement
                                          Health Care              Defined Benefit
                                         BENEFIT PLAN               PENSION PLAN
                                       1999       1998      1997       1998       1997
 Service cost                   $     13,134  $ 11,176  $  7,778  $            $
 Interest cost                        19,314    16,658    14,233      9,723       110,308
 Return on plan assets                                               (8,060)      (87,256)
 Net amortization transition
   and prior service costs (income)    7,396     7,396     7,396    (16,075)      (23,068)
 Net periodic pension cost
   (income)                           39,844    35,230    29,407    (14,412)          (16)
 Settlement loss                                                    405,891
 Net periodic benefit cost
   (income)after settlement     $     39,844  $ 35,230  $ 29,407  $ 391,479     $     (16)

 The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                        Postretirement
                                          Health Care              Defined Benefit
                                          BENEFIT PLAN               PENSION PLAN
                                        1999       1998      1997       1998     1997
 Discount rate                          7.50%      7.50%    7.50%      N/A      7.00%
 Expected return on plan assets          N/A        N/A      N/A       N/A      5.79%
 Health care cost trend rate            7.50%      7.25%    7.50%      N/A       N/A
 Rate of compensation increases          N/A        N/A      N/A       N/A      0.00%

 The health care cost trend rate is anticipated to be 7.50% in 2000, grading down 0.25% per year to 5.0%.

 Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit plan. A 1% increase in assumed health care cost trend rates would have the following effects:

                                                               1999     1998     1997
 Effect on service and interest cost                     $      8,011 $ 5,681 $  847
 Effect on accumulated benefit obligation at December 31       59,971  43,082  8,362

                                     -41-

 NOTE 11 -SELF-FUNDED HEALTH INSURANCE PLAN

 The Company has established an employee medical benefit plan to self-insure claims up to $10,000 per year for each individual with a $281,097 stop-loss per year for participants in the aggregate. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. As of December 31, 1999, management believes adequate provision to expense has been made for claims incurred but not yet reported that are not covered by the stop-loss. Health insurance expense recorded in 1999, 1998, and 1997 was $168,564, $143,969, and
 $126,237, respectively.

 NOTE 12 - INCOME TAXES

 The components of the income tax provision are as follows:

                                                      1999       1998         1997
 Current income tax provision:
   Federal                                      $  1,016,000   $ 991,400  $  965,900
   State                                             121,500     106,500     114,000

 Total current                                     1,137,500   1,097,900   1,079,900
 Deferred income tax benefit:

   Federal                                           (60,000)   (142,400)    (85,900)
   State                                             (10,000)    (27,500)    (23,000)

 Total deferred                                      (70,000)   (169,900)   (108,900)

 Total provision for income taxes               $  1,067,500   $ 928,000  $  971,000

                                     -42-

                             PSB HOLDINGS, INC.
                               AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred tax assets are as follows:

                                                                   1999      1998
 Deferred tax assets:
   Allowance for loan losses                                $    708,800  $ 653,800
   Deferred compensation                                          68,800     69,300
   State net operating loss                                       13,000      9,500
   Post-retirement health care benefits                           73,500     64,300
   Employee pension plan                                          41,000     42,800
   Unrealized loss on securities available for sale              560,774
   Other                                                                      2,600
   Less - Valuation allowance                                   (113,000)    (9,500)

 Gross deferred tax assets                                      1,352,874   832,800

 Deferred tax liabilities:
   Unrealized gain on securities available for sale                          92,992
   Premises and equipment                                        138,500    155,000
   Employee pension plan                                           5,800

 Gross deferred tax liabilities                                  144,300    247,992

 Net deferred tax assets                                    $  1,208,574  $ 584,808

 The Company, and its subsidiary, pay state income taxes on individual, unconsolidated net earnings. At December 31, 1999, tax net operating loss carryforwards at the parent company of approximately $250,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2012. A valuation allowance has been recognized to adjust deferred tax assets to the amount of tax ne
t operating losses expected to be utilized to offset future income. A valuation allowance of $100,000 has also been recognized to offset deferred tax assets related to unrealized capital losses of approximately $295,000. If realized, the tax benefit for these items will reduce current tax expense for the period in which they are realized.
                                  -43-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

                                              1999                 1998                 1997
                                                 Percent of          Percent of          Percent of
                                                 Pretax              Pretax              Pretax
                                        AMOUNT   INCOME     AMOUNT   INCOME   AMOUNT     INCOME
 Tax expense at statutory rate       $ 1,243,000  34.0% $ 1,026,000   34.0%  $ 1,045,000   34.0%
 Increase (decrease) in taxes
   resulting from:
   Tax-exempt interest                  (221,900) (6.1)    (194,000)  (6.4)     (174,500)  (5.7)
   State income tax                       73,600   2.0       52,000    1.7        60,000    2.0
   Other                                 (27,200) (0.7)      44,000    1.5        40,500    1.3

 Provision for income taxes          $ 1,067,500  29.2%   $ 928,000   30.8%  $   971,000   31.6%

 NOTE 13 - LEASES

 The Company leases various pieces of equipment under cancelable leases and space for a branch location under a noncancelable lease. All leases are classified as operating. Future minimum payments under the noncancelable lease are as follows:

 2000                                                                  $25,540
 2001                                                                   26,389
 2002                                                                   27,252
 2003                                                                    2,277

 Total                                                                 $81,458

 Rental expense for all operating leases was $39,104, $32,462, and $12,735 for the years ended December 31, 1999, 1998, and 1997, respectively.

 NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

 CREDIT RISK

 The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
                                     -44-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                 1999         1998
 Commitments to extend credit:
   Fixed rate                                              $  10,525,503  $  7,473,927
   Variable rate                                              15,915,386    11,301,151
 Letters of credit - variable rate                               845,952     1,470,887
 Credit card commitments - fixed rate                          2,667,512     2,278,144

 Totals                                                    $  29,954,353  $ 22,524,109

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

 CONCENTRATION OF CREDIT RISK

 The Company grants residential mortgage, commercial and consumer loans predominantly in the greater Wausau area, Marathon County, and Rhinelander, Wisconsin in Oneida County. There are no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.
                                     -45-

                              PSB HOLDINGS, INC.
                               AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONTINGENCIES

 In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

 Under the most recent provisions approved by the Company's Board of Directors, up to 45,000 shares may be repurchased from shareholders from time to time at the prevailing market price. Prior to the issuance of the 1999 financial statements, various shareholders holding approximately 4,100 shares elected to have the Company repurchase their shares in transactions to be completed during 2000.

 INTEREST RATE RISK

 The Company originates and holds adjustable rate mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 1999, none of the approximately $9,113,000 of variable rate loans had reached the interest rate cap.

 NOTE 15 - CAPITAL REQUIREMENTS

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

 Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

 As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.
                                     -46-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                              To Be Well
                                                                           Capitalized Under
                                                           For Capital      Prompt Corrective
                                          ACTUAL         ADEQUACY PURPOSES  ACTION PROVISIONS
                                      AMOUNT          RATIO   AMOUNT       RATIO      AMOUNT      RATIO
 As of December 31, 1999:
   Total capital (to risk
    weighted assets):
     Consolidated                    $ 24,189,000    13.4% $ 14,402,000    8.0%          N/A
     Subsidiary bank                 $ 23,965,000    13.3% $ 14,401,000    8.0% $ 18,001,000   10.0%

   Tier I capital (to risk
    weighted assets):
     Consolidated                    $ 22,090,000    12.3% $  7,201,000    4.0%          N/A
     Subsidiary bank                 $ 21,866,000    12.1% $  7,200,000    4.0% $ 10,800,000     6.0%

   Tier I capital (to average
    assets):
     Consolidated                    $ 22,090,000     8.7% $ 10,128,000    4.0%          N/A
     Subsidiary bank                 $ 21,866,000     8.6% $ 10,128,000    4.0% $ 12,660,000     5.0%

 As of December 31, 1998:
   Total capital (to risk
    weighted assets):
     Consolidated                    $ 22,304,000    14.5% $ 12,303,000    8.0%          N/A
     Subsidiary bank                 $ 22,059,000    14.4% $ 12,284,000    8.0% $ 15,355,000    10.0%

   Tier I capital (to risk
    weighted assets):
     Consolidated                    $ 20,384,000    13.3% $  6,152,000    4.0%         N/A
     Subsidiary bank                 $ 20,139,000    13.1% $  6,142,000    4.0% $ 9,213,000      6.0%

   Tier I capital (to average
    assets):
     Consolidated                    $ 20,384,000    8.9%  $  9,126,000    4.0%          N/A
     Subsidiary bank                 $ 20,139,000    8.8%  $  9,117,000    4.0% $ 11,396,000     5.0%

                                     -47-
                             PSB HOLDINGS, INC.
                             AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 16 - RESTRICTIONS ON RETAINED EARNINGS

 The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to the Company. At December 31, 1999, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $8,301,000.

 NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 Short-Term Borrowings: The fair value of short-term borrowings with no stated maturity, such as federal funds purchased, is equal to the amount payable on demand at the reporting date. Fair value for fixed rate repurchase agreements is estimated using a discounted cash flow calculation that applies interest rates currently being offered on repurchase agreements to a schedule of aggregated expected maturities on the existing agreements.

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

 The carrying amounts and fair values of the Company's financial instruments consisted of the following at December 31:

                                                   1999                             1998
                                          Carrying   Estimated          Carrying Estimated
                                           AMOUNT    FAIR VALUE           AMOUNT FAIR VALUE
 Financial assets:
   Cash and short-term investments     $ 11,987,763 $ 11,987,763   $ 13,426,756  $ 13,426,756
   Securities                            60,332,254   59,961,697     61,954,494    62,232,029
   Net loans                            180,524,112  180,032,781    151,702,241   152,613,525

 Financial liabilities:
   Deposits                             202,354,241  202,400,590    199,799,897   200,190,127
   Short-term borrowings                 21,214,890   21,200,651      4,549,508     4,549,508
   Long-term borrowings                  13,000,000   12,907,246      6,000,000     6,008,439

 LIMITATIONS

 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets, and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.
                                     -49-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 18 - SUBSEQUENT EVENTS

 Subsequent to December 31, 1999, the Company acquired an option to purchase real estate in the amount of $450,000 in Rhinelander, Wisconsin to be used as a branch bank location.

 Subsequent to December 31, 1999, the Company approved formation of an employee stock ownership plan (ESOP) subject to a feasibility study of its benefits. The Company anticipates ESOP shares will be purchased on the open market from existing shareholders at the prevailing market price to be funded with a portion of the Company's profit-sharing contributions.

 NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

 The following condensed balance sheets as of December 31, 1999 and 1998, and condensed statements of income and cash flows for the years ended December 31, 1999, 1998, and 1997 for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

                                                 BALANCE SHEETS
                                           December 31, 1999 and 1998
                                                     ASSETS
                                                                  1999        1998
 Cash and due from banks                                   $    752,995  $    725,715
 Investment in subsidiary                                    20,823,276    20,311,399
 Other assets                                                    35,573        47,482

 Total assets                                              $ 21,611,844  $ 21,084,596

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued dividends payable                                 $    565,427  $    528,381
 Total stockholders' equity                                  21,046,417    20,556,215

 Total liabilities and stockholders' equity                $  21,611,844 $ 21,084,596

                                     -50-

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              STATEMENTS OF INCOME
                                  Years Ended December 31, 1999, 1998, and 1997

                                                        1999       1998        1997

 Income:
   Dividends from subsidiary                      $    909,000 $   967,000  $ 1,311,000
   Interest                                              8,148       2,383        2,893

     Total income                                      917,148     969,383    1,313,893

 Expenses:
   Interest                                                                       6,782
   Other                                                77,589      54,418       58,360

     Total expenses                                     77,589      54,418       65,142

 Income before income taxes and equity in
   undistributed net income of subsidiary              839,559     914,965    1,248,751
 Income tax benefit                                     22,000      17,000       20,000

 Net income before equity in undistributed
   net income of subsidiary                            861,559     931,965    1,268,751
 Equity in undistributed net income of subsidiary    1,727,423   1,156,612      833,958

 Net income                                       $  2,588,982 $ 2,088,577  $ 2,102,709

                                     -51-


                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            STATEMENTS OF CASH FLOWS
                                  Years Ended December 31, 1999, 1998, and 1997

                                                             1999         1998           1997
 Cash flows from operating activities:

  Net income                                            $ 2,588,982   $ 2,088,577   $ 2,102,709
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Equity in net income of subsidiary                  (2,636,423)   (2,123,612)   (2,144,958)
     Net amortization                                        21,517        21,517        21,517
     (Increase) decrease  in other assets                    (9,607)       28,002       (20,003)
     Increase in other liabilities                           37,046        30,157        19,393

  Net cash provided by (used in) operating activities         1,515        44,641       (21,342)

  Cash flows from investing activities -
    Dividends received from subsidiary                      909,000       967,000     1,311,000

  Cash flows from financing activities:
     Dividends paid                                        (883,235)     (821,411)     (795,944)
     Purchase of treasury stock                                                        (487,600)

  Net cash used in financing activities                    (883,235)     (821,411)   (1,283,544)

 Net increase in cash and due from banks                     27,280       190,230         6,114
 Cash and due from banks at beginning                       725,715       535,485       529,371
 Cash and due from banks at end                        $    752,995    $  725,715   $   535,485


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                     -52-

                             PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors", pages 2 through 4, of the Company's proxy statement dated March 31, 2000 (the "2000 Proxy Statement"). Information relating to executive officers is found in
 Part I of this Form 10-K, page 6. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the 2000 Proxy Statement.

 ITEM 11.   EXECUTIVE COMPENSATION.

     Information relating to director compensation is incorporated into this Form 10-K by this reference to the 2000 Proxy Statement under the subcaption "Compensation of Directors", page 5. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the subcaption "Summary Compensation Table," page 8, and (2) the material set forth under the subcaption "Compensation Committee and Board Interlocks and Insider Participation," page 8 in the 2000 Proxy Statement.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock," pages 5 and 6, in the 2000 Proxy Statement.

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to transactions with management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Certain Relationships and Related
 Transactions," page 9, in the 2000 Proxy Statement.
                                     -53-

                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

 (a)  Documents filed as part of this report.

 (1) The financial statements filed as part of this report are set forth on pages 24-52 herein.

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

     21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)
                                     -54-
     27.1 Financial Data Schedule (filed electronically only)

               *Denotes Executive Compensation Plans and Arrangements.

 (b) Reports on Form 8-K.

     None.
                                     -55-

                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
 Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PSB Holdings, Inc.

     By    DAVID K. KOPPERUD                March 30, 2000
           David K. Kopperued, President

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 2000.

              SIGNATURE AND TITLE           SIGNATURE AND TITLE

 DAVID K. KOPPERUD                       TODD R. TOPPEN
 David K. Kopperud, President            Todd R. Toppen, Treasurer
 Chief Executive Officer                 (Chief Financial and
                                         Principal Accounting Officer)
 DIRECTORS:

 LEONARD C. BRITTEN                      GORDON P. CONNOR
 Leonard C. Britten                      Gordon P. Connor

 PATRICK L. CROOKS                       WILLIAM J. FISH
 Patrick L. Crooks                       William J. Fish

 CHARLES A. GHIDORZI                     GEORGE L. GEISLER
 Charles A. Ghidorzi                     George L. Geisler

 GORDON P. GULLICKSON                    LAWRENCE HANZ, JR.
 Gordon P. Gullickson                    Lawrence Hanz, Jr.

 THOMAS R. POLZER                        THOMAS A. RIISER
 Thomas A. Polzer                        Thomas A. Riiser

 WILLIAM M. REIF                         EUGENE WITTER
 William M. Reif                         Eugene Witter
                                     -56-
                              EXHIBIT INDEX<dagger>
                                    TO
                                 FORM 10-K
                                    OF
                            PSB HOLDINGS, INC.
                   FOR THE PERIOD ENDED DECEMBER 31, 1999
               Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

EXHIBIT 27.1 - FINANCIAL DATA SCHEDULE

                <dagger>Exhibits required by Item 601 of Regulation S-K
                which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-K to which this Exhibit Index relates.