Form 10-Q
period 2000-03-31
PSB HOLDINGS INC /WI/
filed 2000-05-15
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000

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

 The number of common shares outstanding at March 31, 2000 was 872,967.

                              PSB HOLDINGS, INC.

                                  FORM 10-Q

                         QUARTER ENDED MARCH 31, 2000

                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months Ended
               March 31, 2000 (unaudited) and
               March 31, 1999 (unaudited)                     1

               Condensed Consolidated Balance
               Sheets March 31, 2000 (unaudited)
               and December 31, 1999 (derived from
               audited financial statements)                  2

               Condensed Consolidated Statements
               of Cash Flows Three Months Ended
               March 31, 2000 (unaudited)
               and March 31, 1999 (unaudited)                 3

               Independent Accountant's Review Report         4

               Notes to Condensed Consolidated
               Financial Statements                           5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                      9

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                             14

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                             15
     Item 2.   Changes in Securities                         15
     Item 3.   Defaults Upon Senior Securities               15
     Item 4.   Submission of Matters to Vote of
               Securities Holders                            15
     Item 5.   Other Information                             15
     Item 6.   Exhibits and Reports on form 8-K              15

                  PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
 ($ thousands except share data - unaudited)             Three Months Ended
                                                              March 31
                                                           2000        1999
 Interest income
   Interest and fees on loans                            4,019       3,267
   Interest on investment securities
      Taxable                                              718         711
      Tax-exempt                                           153         168
   Other interest income                                    17          33
           Total interest income                         4,907       4,179
 Interest expense:
   Deposits                                              2,057       1,888
   Short-term borrowings                                   323          81
   Long-term borrowings                                    196          81
           Total interest expense                        2,576       2,050
 Net interest income                                     2,331       2,129

 Provision for losses on loans                             150          75

 Net interest income after provision for loan losses     2,181       2,054

 Non-interest income:
   Service fees                                            160         162
   Net realized gain on sale of premises and equipment      57         -0-
   Gain on sale of loans                                     4          92
   Investment sales commissions                             46          27
   Other operating income                                   60          46
           Total non-interest income                       327         327
 Non-interest expenses
   Salaries and related benefits                         1,036         758
   Occupancy                                               234         215
   Data processing and other office operations             109         108
   Advertising and promotion                                29          49
   Director compensation and benefits                       38          36
   Other operating                                         252         261
           Total non-interest expenses                   1,698       1,427

 Income before income taxes                                810         954

   Provision for income taxes                              236         319
 Net income                                              $ 574       $ 635
 Income per share
   Basis:     Weighted Average of 878,616 shares in 2000
             Weighted Average of 883,235 shares in 1999
 Basic and diluted earnings per share                    $ .65       $ .72

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
                                                             ($ thousands)
                                                              March 31,    December 31,
 ASSETS                                                         2000*         1999*
 Cash and due from banks                                   $   7,338      $  11,926
 Interest bearing deposits and money market funds                196             62
 Federal funds sold                                                4             -0-
 Investment securities -
   Held to maturity (fair values of $13,316
       and $13,473 respectively)                              13,718         13,843
    Available for sale (at fair value)                        46,489         46,489
 Loans held for sale                                              -0-            -0-
 Loans receivable, net of allowance for loans losses of
      $2,237 and $2,099 in 2000 and 1999, respectively       195,224        180,524
 Accrued interest receivable                                   2,038          1,746
 Premises and equipment                                        3,990          3,897
 Other assets                                                  1,318          1,402

 TOTAL ASSETS                                               $270,315       $259,889

 LIABILITIES

 Noninterest-bearing deposits                                $29,938        $33,657
 Interest-bearing deposits                                   178,089        168,697
      Total deposits                                         208,027        202,354

 Short-term borrowings                                        16,436         21,215
 Long-term borrowings                                         23,000         13,000
 Other liabilities                                             1,532          2,273
      Total liabilities                                      248,995        238,842

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated value of $2 per share
      - 1,000,000 shares authorized
      - 902,425 shares issued                                  1,805          1,805
 Additional paid-in capital                                    7,159          7,159
 Retained earnings                                            14,503         13,929
 Net unrealized gain (loss) on securities available
    for sale, net of tax                                        (982)        (1,043)
 Treasury stock, at cost -  29,458 shares as of March 31, 2000
 19,190 shares as of December 31, 1999                        (1,165)          (803)
      Total stockholders' equity                              21,320         21,047

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $270,315       $259,889

 *The consolidated balance sheet at March 31, 2000 is unaudited. See accountant's review report. The December 31, 1999 consolidated balance sheet is derived from audited financial statements.

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                Three Months Ended
 ($ thousands - unaudited)                                            March 31,
                                                                2000            1999
 Cash flows from operating activities:
   Net income                                                  $ 574           $ 635
     Provision for depreciation, and
         net amortization                                        146             125
     Provisions for loan losses                                  150              75
     Gain on sale of loans                                        (4)            (91)
     Loss on uncollected items                                     0              46
     Gain on sale of  premises and equipment                     (57)              0
  Changes in operating assets and liabilities:
     Other assets                                               (172)           (155)
     Other liabilities                                          (741)           (913)
 Net cash provided by (used in) operating activities            (104)           (278)

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                                 120             815
     Available for sale securities                             1,068           5,365
     Payment for purchase of
     Held to maturity securities                                   0          (1,409)
     Available for sale securities                            (1,052)         (4,157)
   Net change in loans                                       (14,846)           (298)
   Net change in interest-bearing deposits                      (134)           (645)
   Net change in federal funds sold                               (4)          3,934
   Proceeds from sale of premises and equipment                   61               0
   Capital expenditures                                         (228)           (117)
 Net cash provided by (used in) investing activities         (15,015)          3,488

 Cash flows from financing activities:
   Net change in deposits                                      5,673          (6,959)
   Net change in short-term borrowings                        (4,779)          3,203
   Net change in long-term borrowings                         10,000               0
   Dividends paid                                                  0               0
   Purchase of stock                                            (363)              0
 Net cash provided by (used in) financing activities          10,531          (3,756)

 Net decrease in cash and cash equivalents                    (4,588)           (546)
 Cash and cash equivalents at beginning of period             11,926           8,752
 Cash and cash equivalents at end of quarter                $  7,338          $8,206

 Supplemental Cash Flow Information:
   Cash paid during the period for :
               Interest                                        2,603           2,050
               Income taxes                                      388              67

                  Independent Accountant's Report


 Board of Directors and Stockholders
 PSB Holdings, Inc.
 Wausau, Wisconsin

 We have reviewed the accompanying unaudited condensed consolidated balance sheet of PSB Holdings, Inc., and Subsidiary as of March 31, 2000, and the related unaudited consolidated statements of income, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

 We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

 WIPFLI ULLRICH BERTELSON LLP
 Wipfli Ullrich Bertelson LLP

 May 4, 2000
 Wausau, Wisconsin

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

 3. Refer to notes to the financial statements which appear in the 1999 annual report for the company's accounting policies which are pertinent to these statements.

 4.                                                Three months ended
 ($ thousands)                                   3/31/00         3/31/99
 Net Income                                      $    574       $    635
 Change in net unrealized gain or loss on
    securities available for sale, net of tax          61           (211)
 Comprehensive income                            $    635       $    424

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

 4.  Investment Securities

 The amortized cost and estimated fair value of investment securities are as follows:
                                                           Gross       Estimated
                                  Amortized  Unrealized  Unrealized      Fair
 ($ thousands)                       COST      GAINS     LOSSES         VALUE

 MARCH 31, 2000
 Securities held to maturity:
      Obligations of states and
       political subdivisions     $   13,718  $      10   $     412  $   13,316

 Securities available for sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies               $   46,290  $       8   $   1,406  $   44,892

 Other equity securities               1,597                              1,597

 Totals                           $   47,887  $       8   $   1,406  $   46,489

 DECEMBER 31, 1999

 Securities held to maturity
       Obligations of states and
       political subdivisions     $   13,843  $      18   $     388  $   13,473

 Securities available for sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies               $   47,246  $      13   $   1,517  $   45,742

 Other equity securities                 747                                747

 Totals                           $   47,993  $      13   $   1,517  $   46,489

 5.  Loans

 The composition of gross loans (excluding loans held for sale) at March
 31, 2000, and December 31, 1999, follows:
                    March  31, 2000  % of total  December 31, 1999 % of total

 ($ Thousands)
 Commercial               50,602      25.63%          51,054       27.96%
 Real Estate             132,103      66.90%         118,195       64.72%
 Consumer                 14,756       7.47%          13,375        7.32%

 Total                  $197,461     100.00%        $182,624      100.00%

 Gross loans outstanding increased 8.12% for the three months ended March 31, 2000: increasing to $197,461 at March 31, 2000 from $182,624 at
 December 31, 1999.

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

 The aggregate amount of non-performing assets was $1,024 and $620 at March 31, 2000, and December 31, 1999, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

 The following table shows the amount of non-performing assets and other real estate owned as of the dates indicated.
 AGGREGATE AMOUNT OF NON-PERFORMING LOANS

                                     March 31,  % of total  December 31,  % of total
                                        2000         LOANS        1999      LOANS
 Loans on a non-accrual basis
      Real estate - mortgage         $   454       .23%     $    225          .12%
      Installment loans                   85       .04%           52          .03%
      Credit cards & related plans         0                       0
      Commercial & all other loans       485       .25%          343          .19%

 Total non-accrual                   $ 1,024       .52%     $    620          .34%

 Loans contractually past due
    thirty through eighty-nine days
    and still accruing
      Real estate - mortgage         $   503       .25%      $   185          .10%
      Installment loans                  212       .11%           69          .04%
      Credit cards & related plans         0                       0
      Commercial & all other loans     1,189       .60%          173          .09%

 Total 30 - 89 days                  $ 1,904       .96%      $   427          .23%

 Loans contractually past due
    ninety days or more as to
    interest or principal payments
      Real estate - mortgage         $     0                 $     0
      Installment loans                    0                       0
      Credit cards & related plans         0                       0
      Commercial & all other loans         0                       0

 Total over 90 days                  $     0                 $     0

 Other real estate owned             $     0                 $     0

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.
                            Three Months Ended              Year Ended
 ($ thousands)               MARCH 31, 2000           DECEMBER 31, 1999
 Allowance for loan losses at
      beginning of period          $2,099                   $1,947

 Loans charged off
      Commercial & Industrial           0                     (322)
      Agricultural                      0                        0
      Real Estate - Mortgage          (14)                     (72)
      Installment & Other
         Consumer Loans                (3)                     (38)

      Total Charge Offs               (17)                    (432)

 Recoveries on loans previously
      charged off
      Commercial & Industrial           0                       67
      Agricultural                      0                        0
      Real Estate - Mortgage            3                        7
      Installment & Other
         Consumer Loans                 2                       50

      Total Recoveries                  5                      124

 Net loans charged off                (12)                    (308)

 Additions charged to operations      150                      460

 Allowance for loan losses
      at end of period             $2,237                   $2,099

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

 This report contains certain of management's expectations and other forward-looking information regarding the Company. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. A more comprehensive discussion of the risks and uncertainties which could cause actual results to be materially different from such expectations are set forth in Part I of the Company's Annual Report of Form 10-K for the year ended December
 31, 1999 under the heading "Cautionary Statement Regarding Forward Looking Information."

 BALANCE SHEET

 During the first three months of 2000, total assets increased by $10,426. Fed funds sold and investments decreased $121. The decrease was due to the fact that securities proceeds are being used to fund loan growth. Total loans (excluding loans held for sale) increased $14,700. The majority of the increase in the loan portfolio was from real estate loans. Real estate loans increased $13,908 and commercial loans decreased $452. Total deposits increased $5,673. Short term borrowings decreased $4,779. Within short term borrowings, fed funds purchased decreased $3,112 and repurchase agreements decreased $1,667. Long term borrowings increased $10,000, coming from additional FHLB advances.

 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate funds to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At March 31, 2000, the carrying value of debt securities maturing within one year amounted to $6,049 or 10.05% of the total debt securities portfolio. The Company attempts when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

 Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings, and strong capital position. At March 31, 2000 earning assets maturing within one year amounted to $85,093. Interest bearing deposits maturing within one year totaled $81,974.
                                  -10-
 CAPITAL RESOURCES

 Stockholders' equity at March 31, 2000 increased $273, or 1.30% since December 31, 1999. This net increase was composed of: net income for the first three months of $574 and a decrease in the "Net unrealized loss on securities available for sale" of $61. Equity to assets at March 31, 2000 was 7.89%. Equity was reduced $362 by additional purchases of treasury stock.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2000, the

 Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 RESULTS OF OPERATIONS

 Net income for the three months ended March 31, 2000, totaled $574, a decrease of $61 from the $635 earned during the same period of 1999. Earnings per share were $.65 for the three months ended March 31, 2000 and $.72 for the same period in 1999.

 Return on average common stockholders' equity amounted to 10.88% for the three months ended March 31, 2000; compared to 12.36% for the three months ended March 31, 1999.

 Return on average assets for the three months ended March 31, 2000 amounted to .87%; compared to 1.11% for the three months ended March 31, 1999.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

 Average earning assets grew $14.3 million or 5.93% in the first three months of 2000. The annualized net interest margin for the first three months of 2000 was 3.89% or 25 basis points less than the 4.14% margin in the first three months of 1999. The interest rate spread also decreased, to 3.12% from 3.32% reported for March 31, 2000.

 The Company's net interest income was impacted by the interest rate environment encountered in the first three months of 2000 as compared to 1999. The higher rate environment increased our yields on earning assets to 8.03% compared to 7.98% in 1999. However, our costs for interest bearing deposits increased to 4.91% from 4.66%

 PROVISION FOR CREDIT LOSSES

 Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans
                                  -11-
 and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $150 for the three months ended March 31, 2000 and $75 for the three months ended March
 31, 2000. The allowance for credit losses as a percentage of gross loans outstanding was $2,237 or 1.13% of total loans on March 31, 2000, compared to $2,099 or 1.15% of total loans on December 31, 1999. Net charge-offs as a percentage of average loans outstanding were .01% during the three months ended March 31, 2000 and .01% during the first three months of 1999.

 Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NON-INTEREST INCOME

 Non-interest income of $327 during the three months ended March 31, 2000, was the same as during the three months ended March 31, 1999. Fee income on deposit accounts decreased $14 to $139 during the three months ended March 31, 2000, from $153 during three months ended March 31, 1999. Gain on the sale of loans decreased $88 to $4 for the three months ended March 31, 2000 from $92 for the three months ended March 31, 1999. Gain was recognized of $57 from an easement required to be sold to the City of Wausau for road construction. Other non-interest income increased $45 including a $19 increase in commissions from investment product sales.

 NON-INTEREST EXPENSE

 Non-interest expenses increased 18.99% to $1,698 for the three months ended March 31, 2000, from $1,427 for the three months ended March 31, 1999. The Company instituted an incentive compensation program for 2000 and is expensing the estimated costs of the program throughout 2000.
 The Company is expanding the use of technology throughout the bank in order to provide increased customer service and allow for more efficient consolidation of its operational areas. The Company has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

                         KEY OPERATING RATIOS
                   (unaudited) Ended March 31, 2000
                                                       Three Month Period
                                                          2000     1999
 Return on assets (net income divided
 by average assets) (1)                                    .87%     1.11%

 Return on Average Equity (net income
 divided by average equity) (1)                          10.88%    12.36%

 Average Equity to Average Assets                         7.99%     9.01%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1) (2)                                     3.12%     3.32%

 Net Interest Margin (net interest income as a
 percentage of average interest earning assets) (1) (2)   3.89%     4.14%

 Non-interest Expense to average assets (1)               2.58%     2.52%

 Allowance for loan losses to total loans
 at end of period                                         1.13%     1.32%

 (1) Annualized

 (2) Tax exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate.

                            SELECTED FINANCIAL DATA

 The following table presents consolidated financial data of PSB Holdings, Inc.
 and Subsidiary.
                                                             Three Months Ended
                                                                   March 31
                                                                2000      1999
 (Dollars in thousands, except per share amounts)
 FINANCIAL HIGHLIGHTS:
 Earnings and Dividends:
 Net interest revenue                                         $2,331     $2,129
 Provision for credit losses                                     150         75
 Other noninterest income                                        327        327
 Other noninterest expense                                     1,698      1,427
 Net income                                                      574        635
 Per common share
       Basic and diluted earnings                                .65        .72
       Dividends declared                                          0          0
       Book value                                              24.42      23.75
 Average common shares                                       878,616    883,235
 Dividend payout ratio                                             0          0
 Balance Sheet Summary:
       Loans net of unearned income                          195,224    152,017
       Assets                                                270,315     29,246
       Deposits                                              208,027    192,841
       Shareholders equity                                    21,320     20,641
 Average balances:
       Loans net of unearned income                          188,247    151,652
       Assets                                                263,364    227,383
       Deposits                                              204,245    192,462
       Shareholders equity                                    21,138     20,641
 Performance Ratios:
 Return on average assets (1)                                    .87%      1.11%
 Return on average common equity (1)                           10.88%     12.36%
 Tangible Equity to assets                                      8.25%      9.01%
 Net loan charge-offs as a percentage
       of average loans                                          .01%       .05%
 Nonperforming assets as a percentage
       of average loans                                          .54%       .41%
 Net interest margin (1) (tax adjusted)                         3.89%      4.14%
 Efficiency ratio (tax adjusted)                               62.04%     56.12%
 Liquidity ratio                                                7.62%     33.18%
 Fee revenue as a percentage of
       average assets (1)                                        .24%       .27%

 (1) annualized

 ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.
                                  -14-
                    PART II - OTHER INFORMATION

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

     4.1     Articles of Incorporation and Bylaws (see Exhibits 3.1 and
             3.2)

     10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*
                                  -15-
     10.2    Bonus Plan of Officers and Employees of the Bank*
             (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

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

          None.
                                  -15-

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PSB HOLDINGS, INC.



 May 15, 2000                    TODD R. TOPPEN
                                 Todd R. Toppen
                                 Secretary and Controller

 (On behalf of the Registrant and as
 Principal Financial Officer)
                                  -17-

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
           Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. Section 232.102(d))

 EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Item 6 of the Form 10-Q to which this Exhibit Index relates.