Form 10-Q
period 2000-06-30
PSB HOLDINGS INC /WI/
filed 2000-08-11
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2000

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No
 The number of common shares outstanding at June 30, 2000 was 855,945.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                        QUARTER ENDED JUNE 30, 2000


                                                             PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
             June 30, 2000 (unaudited) and December 31,
             1999 (derived from audited financial statements)    1

             Consolidated Statements of Income,
             Three Months Ended and Six Months Ended
             June 30, 2000 and 1999 (unaudited)                  2

             Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2000 and 1999 (unaudited) 3

             Accountant's Review Report                          4

             Notes to Condensed Consolidated Financial
             Statements                                          5

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                          10

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                        15

 PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                  16
     Item 2. Changes in Securities                              16
     Item 3. Defaults Upon Senior Securities                    16
     Item 4. Submission of Matters to Vote of Securities
             Holders                                            16
     Item 5. Other Information                                  16
     Item 6. Exhibits and Reports on Form 8-K                   16

                  PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS
 ($ thousands - June 30, 2000 unaudited, December 31, 1999
 derived from audited financial statements)
                                                        June 30,   December 31,
 ASSETS                                                    2000       1999
 Cash and due from banks                               $   9,424   $  11,926
 Interest bearing deposits and money market funds             75          62
 Federal funds sold                                           16
 Securities:
   Held to maturity (fair values of $12,888 and
   $13,473 respectively)                                  13,232      13,843
    Available for sale (at fair value)                    47,757      46,489
 Loans held for sale                                          88
 Loans receivable, net of allowance for loans losses
    of $2,299 and $2,099 in 2000 and 1999, respectively  206,943     180,524
 Accrued interest receivable                               1,862       1,746
 Premises and equipment                                    4,291       3,897
 Other assets                                              1,392       1,402

 TOTAL ASSETS                                           $285,080    $259,889

 LIABILITIES

 Noninterest-bearing deposits                            $30,711     $33,657
 Interest-bearing deposits                               191,270     168,697
      Total deposits                                     221,981     202,354
 Short-term borrowings                                    14,822      21,215
 Long-term borrowings                                     25,000      13,000
 Other liabilities                                         2,210       2,273
      Total liabilities                                  264,013     238,842

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated value of
      $2 per share
      Authorized - 1,000,000 shares
      Issued - 902,425 shares                              1,805       1,805
 Additional paid-in capital                                7,159       7,159
 Retained earnings                                        14,856      13,929
 Accumulated other comprehensive loss, net of tax         (1,005)     (1,043)
 Treasury stock, at cost - 46,480 and 19,190 shares
    at June 30, 2000 and December 31, 1999,
    respectively                                          (1,748)       (803)
      Total stockholders' equity                          21,067      21,047

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $285,080    $259,889

                       See Accountant's Review Report

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

 ($ thousands except share data -unaudited) Six Months Ended    Three Months Ended
                                                  June 30,           June 30,
                                             2000       1999      2000       1999
 Interest income
   Interest and fees on loans               $8,433    $6,659    $4,414     $3,392
   Interest on investment securities
      Taxable                                1,433     1,412       714        701
      Tax-exempt                               299       331       146        163
   Other interest income                        48        58        31         25
           Total interest income            10,213     8,460     5,305      4,281
 Interest expense:
   Deposits                                  4,407     3,749     2,353      1,861
   Short-term borrowings                       591       256       268        175
   Long-term borrowings                        566       138       370         57
           Total interest expense            5,564     4,143     2,991      2,093
 Net interest income                         4,649     4,317     2,314      2,188
 Provision for losses on loans                 300       150       150         75

 Net interest income after provision for
   loan losses                               4,349     4,167     2,164      2,113

 Non-interest income:
   Service fees                                348       305       186        152
   Gain on sale of loans                        18       169        14         78
   Investment product sales commissions        101        69        56         38
   Other operating income                      212       180       100        128
           Total non-interest income           679       723       356        396
 Non-interest expenses
   Salaries and employee benefits            1,928     1,610       892        852
   Occupancy                                   463       430       225        215
   Data processing and other office
     operations                                228       220       105        101
   Other operating                             617       631       315        296
           Total non-interest expenses       3,236     2,891     1,537      1,464

 Income before income taxes                  1,792     1,999       983      1,045
 Provision for income taxes                    539       642       303        323

 Net income                                 $1,253    $1,357      $680       $722

 Basic and diluted earnings per share        $1.44     $1.54     $0.78      $0.82

 Weighted average shares outstanding       872,524   883,235   866,433    883,235

                         See Accountant's Review Report

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             Six Months Ended
 ($ thousands - unaudited)                                        June 30,
                                                               2000       1999
 Cash flows from operating activities:
   Net income                                                 $1,253      $1,357

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for depreciation, and net amortization            306         255
     Provisions for loan losses                                  300         150
     Gain on sale of loans                                       (18)       (169)
  Changes in operating assets and liabilities:
     Other assets                                               (136)        890
     Other liabilities                                           (63)       (913)
 Net cash provided by operating activities                     1,642       1,570
 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                                 836       1,903
     Available for sale securities                             1,710       7,755
   Payment for purchase of:
     Held to maturity securities                                (249)     (2,664)
     Available for sale securities                            (2,929)     (7,993)
   Net increase in loans                                     (26,789)    (13,629)
   Net (increase) decrease in interest-bearing deposits          (13)         72
   Net decrease (increase) in federal funds sold                 (16)      3,934
   Capital expenditures                                         (657)       (224)
 Net cash used in investing activities                       (28,107)    (10,846)
 Cash flows from financing activities:
   Net increase (decrease) in deposits                        19,627      (2,407)
   Net increase (decrease) in short-term borrowings           (6,393)     13,865
   Net increase (decrease) in long-term borrowings            12,000      (1,770)
   Dividends paid                                               (326)       (335)
   Purchase of treasury stock                                   (945)
 Net cash provided by financing activities                    23,963       9,353
 Net increase (decrease) in cash and due from banks           (2,502)         77
 Cash and due from banks at beginning                         11,926       8,752
 Cash and due from banks at end                               $9,424      $8,829

 Supplemental Cash Flow Information:
   Cash paid during the period for :
               Interest                                       $5,315      $4,143
               Income taxes                                      539         647

                        See Accountant's Review Report

                   ACCOUNTANT'S REVIEW REPORT

 Board of Directors and Stockholders
 PSB Holdings, Inc.
 Wausau, Wisconsin

 We have reviewed the accompanying unaudited condensed consolidated balance sheet of PSB Holdings, Inc. and Subsidiary as of June 30, 2000, and the related unaudited consolidated statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

 WIPFLI ULLRICH BERTESLON LLP
 Wipfli Ullrich Bertelson LLP


 July 31, 2000
 Wausau, Wisconsin
                                  -4-
                             PSB HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEE ACCOUNTANT'S REVIEW REPORT


 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.'s ("Company") financial position, results of its operations and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

 2. Earnings per share of common stock is based on the weighted average number of common shares outstanding.

 3. Refer to notes to the financial statements which appear in the 1999 annual report for the Company's accounting policies which are pertinent to these statements.

 4. Generally accepted accounting principles require comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements with respect to the Form 10-Q have been included in the Corporation's consolidated balance sheets. Comprehensive income totaled the following for the periods indicated:

                                            Six Months Ended        Three Months Ended
    ($ thousands)                          6/30/00     6/30/99     6/30/00       6/30/99
 Net Income                                 $1,253     $1,357        $680          $722

    Change in net unrealized gain or
       loss on securities available
       for sale, net of tax                     38       (605)        (23)         (394)
    Comprehensive income                    $1,291       $752        $657          $328

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the Corporation's December 31, 2001 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in material financial impact.
                                  -5-

 5.  Subsequent Event

 During August 2000, the Company purchased land for a proposed branch location from an executive officer for $475,000.

 6.  Investment Securities

 The amortized cost and estimated fair value of investment securities are as follows:

                                              Gross     Gross      Estimated
                                Amortized  Unrealized  Unrealized    Fair
 ($ thousands)                    COST        GAINS      LOSSES     VALUE

 JUNE 30, 2000
 Securities held to maturity:
   Obligations of states and
   political subdivisions       $13,232        $11       $355     $12,888

 Securities available for sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                 $47,208        $11     $1,448     $45,771

 Other equity securities          1,986                             1,986

 Totals                         $49,194        $11     $1,448     $47,757

 DECEMBER 31, 1999

 Securities held to maturity
   Obligations of states and
   political subdivisions       $13,843        $18       $388     $13,473

 Securities available for sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                 $47,246        $13     $1,517     $45,742

 Other equity securities            747                               747

 Totals                         $47,993        $13     $1,517     $46,489

 7.  Loans

 The composition of gross loans (excluding loans held for sale) at June
 30, 2000, and December 31, 1999, follows:
                       6/30/00  % OF TOTAL     12/31/99  % OF TOTAL

      ($ thousands)
 Commercial          $ 51,461       24.59     $ 51,054       27.96
 Real Estate          141,686       67.71      118,195       64.72
 Consumer              16,095        7.70       13,374        7.32

 Total               $209,242      100.00     $182,623      100.00

 Gross loans outstanding increased 14.58% for the six months ended June 30, 2000, increasing to $209,242 at June 30, 2000 from $182,623 at
 December 31, 1999.

 The Company's process for monitoring loan quality includes weekly analysis of delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

 A loan is considered impaired when, based on current information, it is probable that the bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 The aggregate amount of nonperforming assets was $640 and $620 at June 30, 2000, and December 31, 1999, respectively. Nonperforming assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

 The following table shows the amount of nonperforming assets and other real estate owned as of the dates indicated.

 AGGREGATE AMOUNT OF NONPERFORMING LOANS
                                           % of Total            % of Total
                                 06/30/00     LOANS    12/31/99     LOANS
 Loans on a non-accrual basis
   Real estate - mortgage           $324       0.15       $225       0.12
   Installment loans                 107       0.05         52       0.03
   Commercial & all other loans      209       0.11        343       0.19

 Total non-accrual                  $640       0.31       $620       0.34

 Loans contractually past due
   30 through 89 days
   and still accruing
      Real estate - mortgage        $494       0.24       $185       0.10
      Installment loans              198       0.09         69       0.04
      Commercial & all other loans   463       0.22        173       0.09

 Total 30 - 89 days               $1,155       0.55       $427       0.23

 Loans contractually past due
   90 days or more as to interest
   or principal payments
      Real estate - mortgage          $0                    $0
      Installment loans
      Commercial & all other loans

 Total over 90 days                   $0                    $0

 Other real estate owned             $24                   $24

 SUMMARY OF LOAN LOSS EXPERIENCE

 The following table summarizes loan balances at the end of each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category and additions to the allowance which have been charged to expense.

                                    Six Months               Year
                                       Ended                 Ended
 ($ thousands)                        6/30/00              12/31/99
 Allowance for loan losses at
   beginning of period                $2,099                 $1,947

 Loans charged off
   Commercial & Industrial              (100)                  (322)
   Real Estate - Mortgage                (14)                   (72)
   Installment & Other
      Consumer Loans                      (6)                   (38)

   Total Charge Offs                    (120)                  (432)

 Recoveries on loans previously
   charged off
   Commercial & Industrial                15                     67
   Real Estate - Mortgage                  3                      7
   Installment & Other
      Consumer Loans                       2                     50

   Total Recoveries                       20                    124

 Net loans charged off                  (100)                  (308)

 Additions charged to operations         300                    460

 Allowance for loan losses
   at end of period                   $2,299                 $2,099

                                  -9-
 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (All $ amounts are in thousands, except per share amounts)

 This discussion will focus on information about the Company's financial condition and results of operations that are not otherwise apparent from the consolidated financial statements included in this report. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

 This report contains certain of management's expectations and other forward-looking information regarding the Company. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. A more comprehensive discussion of the risks and uncertainties which could cause actual results to be materially different from such expectations are set forth in Part I of the Company's Annual Report of Form 10-K for the year ended December
 31, 1999 under the heading "Cautionary Statement Regarding Forward-Looking Information."

 BALANCE SHEET

 During the first six months of 2000, total assets increased by $25,191. Fed funds sold and investments increased $673. Total loans (excluding loans held for sale) increased $26,619. The majority of the increase in the loan portfolio was from real estate loans. Real estate loans increased $23,491 and commercial loans increased $407. Total deposits increased $19,627. Short-term borrowings decreased $6,393. Within short-term borrowings, fed funds purchased decreased $3,090 and repurchase agreements decreased $3,303. Long-term borrowings increased $12,000 from additional FHLB advances.

 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At June 30, 2000, the carrying value of debt securities maturing within one year amounted to $5,498 or 9.32% of the total debt securities portfolio. Additional loan advances from the FHLB totaling approximately $6,000 were also available at June 30, 2000. Earning assets maturing within one year amounted to $91,812 at June 30, 2000. Interest-bearing deposits maturing within one year totaled $91,353.
 The Company attempts, when possible, to match relative maturities of assets and liabilities while maintaining the desired net interest margin. Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings and strong capital position.
                                  -10-
 CAPITAL RESOURCES

 Stockholders' equity at June 30, 2000 increased $20, or 0.10% since December 31, 1999. This net increase was composed of: net income for the first six months of $1,253, a cash dividend of $326, and a decrease in the "net unrealized loss on securities available for sale" of $38. Treasury stock purchases totaled $945 during the six months ended June 30, 2000 or an average of $34.63 per share repurchased during that period. Equity to assets at June 30, 2000 was 7.39%.

 Cash dividends of $0.38 per share were declared in the first half of 2000, representing a payout ratio of 26.02% for the period ended June 30, 2000.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2000, the

 Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 RESULTS OF OPERATIONS

 Net income for the six months ended June 30, 2000, totaled $1,253, a decrease of $104 over the $1,357 earned during the same period of 1999. Earnings per share were $1.44 for the six months ended June 30, 2000 and $1.54 for the same period in 1999. Cash dividends declared were $0.38 per share in June 2000 and 1999.

 Return on average common stockholders' equity amounted to 11.90% for the six months ended June 30, 2000; compared to 13.07% for the six months ended June 30, 1999.

 Return on average assets for the six months ended June 30, 2000 amounted to 0.92%; compared to 1.17% for the six months ended June 30, 1999.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

 Total earning assets grew $27.2 million in the first six months of 2000. The annualized net interest margin for the first six months of 2000 was 3.77% or 20 basis points less than the 3.97% margin in the first six months of 1999. The interest rate spread also decreased to 3.02% from 3.16% reported for June 30, 1999.

 The Company's net interest income was impacted by the interest rate environment encountered in the first six months of 2000 as compared to 1999. The higher rate environment increased our yields on earning assets to 8.15% compared to 7.80% in 1999. However, our costs for interest-bearing deposits also increased to 5.13% from 4.64%.
                                  -11-
 PROVISION FOR LOAN LOSSES

 Management determines the adequacy of the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $300 for the six months ended June 30, 2000 and $150 for the six months ended June 30, 1999. The allowance for loan losses as a percentage of gross loans outstanding was $2,299 or 1.10% of total loans on June 30, 2000, compared to $2,099 or 1.15% of total loans on December 31, 1999. Net charge-offs as a percentage of average loans outstanding were .05% during the six months ended June 30, 2000 and .01% during the first six months of 1999.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on loan quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent loan quality history.

 NONINTEREST INCOME

 Noninterest income decreased 6.09% to $679 during the six months ended June 30, 2000, from $723 during the six months ended June 30, 1999.
 Fee income on deposit accounts increased $43 to $348 during the six months ended June 30, 2000, from $305 during six months ended June 30, 1999. Gain on the sale of loans decreased $151 to $18 for the six months ended June 30, 2000 from $169 for the six months ended June 30, 1999. Other operating income in 2000 includes a gain of $57 from an easement required to be sold to the City of Wausau for road construction. A gain of $12 was also recognized from the sale of property purchased by the Bank once considered a potential branch site. Other noninterest income included an increase of $32 in commissions from investment product sales.

 NONINTEREST EXPENSE

 Noninterest expense increased 11.93% to $3,236 for the six months ended June 30, 2000, from $2,891 for the six months ended June 30, 1999. The Company instituted an incentive compensation program for 2000 and is expensing the estimated costs of the program throughout 2000. The Company is expanding the use of technology throughout the bank in order to provide increased customer service and allow for more efficient consolidation of its operational area. The Company has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

                       KEY OPERATING RATIOS
 Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)

                                               Six-Month Period Three-Month Period
                                               2000       1999    2000     1999
 Return on assets (net income divided
 by average assets) (1)                        0.92%      1.17%   0.98%    1.22%

 Return on Average Equity (net income
 divided by average equity) (1)               11.90%     13.07%  12.81%   13.77%

 Average Equity to Average Assets              7.73%      8.95%   7.63%    8.90%

 Interest Rate Spread (difference between
 average yield on interest earning assets
 and average cost of interest bearing
 liabilities) (1) (2)                          3.02%      3.16%   2.88%    3.17%

 Net Interest Margin (net interest
  income as a percentage of average
  interest earning assets) (1) (2)             3.77%      3.97%   3.65%    3.97%

 Non-interest Expense to average assets (1)    2.37%      2.54%   2.21%    2.56%

 Allowance for loan losses to total loans
 at end of period                              1.10%      1.25%   1.10%    1.25%

 (1)  Annualized

 (2) Tax exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate.

                          SELECTED FINANCIAL DATA
 The following table presents consolidated financial data of PSB
 Holdings, Inc. and Subsidiary.

                                                                     2000
                                                             Second        First
                                                             QUARTER      QUARTER
 ($ in thousands except per share amounts)
 FINANCIAL HIGHLIGHTS:
 Earnings and Dividends:
 Net interest income                                          $2,314       $2,331
 Provision for loan losses                                       150          105
 Other noninterest income                                        356          327
 Other noninterest expense                                     1,537        1,698
 Net income                                                      680          573
 Per common share
       Basic and diluted earnings                               0.78         0.65
       Dividends declared                                       0.38         0.00
       Book value                                              24.61        24.42
 Average common shares                                       866,433      878,616
 Dividend payout ratio(1)                                      26.02%        0.00%
 Balance Sheet Summary:
       Loans net of unearned income                          206,943      195,224
       Assets                                                285,080      270,315
       Deposits                                              221,981      208,027
       Shareholders' equity                                   21,067       21,320
 Average balances:
       Loans net of unearned income                          201,128      188,247
       Assets                                                277,698      263,364
       Deposits                                              215,004      204,245
       Shareholders' equity                                   21,194       21,138
 Performance Ratios:
 Return on average assets (1)                                  0.98%         0.87%
 Return on average common equity (1)                          12.81%        10.88%
 Tangible Equity to assets                                     7.74%         8.25%
 Net loan charge-offs as a percentage
       of average loans                                        0.05%         0.01%
 Nonperforming assets as a percentage
       of average loans                                        0.32%         0.54%
 Net interest margin (1) (2)                                   3.65%         3.89%
 Efficiency ratio (2)                                         55.99%        62.04%
 Service fee revenue as a percentage of
       average assets (1)                                      0.27%         0.24%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.
                                  -15-
                        PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 Not Applicable

 ITEM 2.  CHANGES IN SECURITIES

 Not Applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

 The annual meeting of shareholders of the Company was held on April 18, 2000. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

     MATTER                                          SHARES
                                                                 Broker
                            For   Withheld   Against    Abstain  Non-Vote

 Election of Directors
 (a)  Leonard C. Britten   556,321  11,223     N/A       N/A         0

 (b)  Gordon P. Connor     567,544       0     N/A       N/A         0

 (c)  Patrick L. Crooks    567,534      10     N/A       N/A         0

 (d)  William J. Fish      567,544       0     N/A       N/A         0

 (e)  George L. Geisler    556,201  11,343     N/A       N/A         0

 (f)  Charles A. Ghidorzi  561,459   6,085     N/A       N/A         0

 (g)  Gordon P. Gullickson 567,259     285     N/A       N/A         0

 (h)  Lawrence Hanz, Jr.   564,679   2,865     N/A       N/A         0

 (i)  David K. Kopperud    567,534      10

 (j)  Thomas R. Polzer     567,454      90     N/A       N/A         0

 (k)  William M. Reif      567,544       0     N/A       N/A         0

 (l)  Thomas A. Riiser     567,544       0     N/A       N/A         0

 (m)  Eugene Witter        567,214     330     N/A       N/A         0

                                  -16-
 ITEM 5.  OTHER INFORMATION

 Not Applicable

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

 The following exhibits required by Item 601 of Regulation S-K are filed with the Securities and Exchange Commission as part of this report.

  Exhibit
  NUMBER                                DESCRIPTION

   3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated May 30, 1995)

   1.2 Bylaws (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated May 30, 1995)

   4.1  Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

   10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

   10.2 Bonus Plan of Officers and Employees of the Bank* (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

   10.3 Nonqualified Retirement Plan for Directors of the Bank
        (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

   10.4 Senior Management Incentive Compensation Plan*

   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

   27.1 Financial Data Schedule (electronic filing only)

 *Denotes Executive Compensation Plans and Arrangements

   (b)  Reports on Form 8-K:

        None.
                                  -17-
                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PSB HOLDINGS, INC.


 August 11, 2000              TODD R. TOPPEN
                              Todd R. Toppen
                              Secretary and Controller

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                  -18-
                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))

 10.4 SENIOR MANAGEMENT INCENTIVE COMPENSATION PLAN

 27.1 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)