Form 10-Q
period 2000-09-30
PSB HOLDINGS INC /WI/
filed 2000-11-13
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2000

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

 The number of common shares outstanding at September 30, 2000 was 841,905.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                      QUARTER ENDED SEPTEMBER 30, 2000


                                                             PAGE NO.

 PART I.                      FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 2000 (unaudited) and December 31,
           1999 (derived from audited financial statements)    1

           Consolidated Statements of Income,
           Three Months Ended and Nine Months Ended
           September 30, 2000 and 1999 (unaudited)             2

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999
           (unaudited)                                         3

           Notes to Condensed Consolidated Financial
           Statements                                          4

   Item 2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                           7

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                        14


 PART II.                       OTHER INFORMATION

   Item 1. Legal Proceedings                                  14

   Item 2. Changes in Securities                              14

   Item 3. Defaults Upon Senior Securities                    14

   Item 4. Submission of Matters to Vote of Securities
           Holders                                            14

   Item 5.   Other Information                                14

   Item 6.   Exhibits and Reports on Form 8-K                 14

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
                        PSB HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS

 ($ thousands - September 30, 2000 unaudited, December 31, 1999 derived from audited financial statements)
                                                       September 30, December 31,
 ASSETS                                                     2000         1999
 Cash and due from banks                                $  11,778     $  11,926
 Interest bearing deposits and money market funds             605            62
 Federal funds sold
 Securities:
   Held to maturity (fair values of $13,337 and
   $13,473, respectively)                                  13,485        13,843
   Available for sale (at fair value)                      48,352        46,489
 Loans receivable, net of allowance for loan losses of
      $2,437 and $2,099 in 2000 and 1999, respectively    217,778       180,524
 Accrued interest receivable                                2,208         1,746
 Premises and equipment                                     4,729         3,897
 Other assets                                               1,471         1,402

 TOTAL ASSETS                                            $300,406      $259,889

 LIABILITIES

 Noninterest-bearing deposits                             $32,622       $33,657
 Interest-bearing deposits                                199,429       168,697
      Total deposits                                      232,051       202,354

 Short-term borrowings                                     22,629        21,215
 Long-term borrowings                                      22,000        13,000
 Other liabilities                                          2,306         2,273
      Total liabilities                                   278,986       238,842

 STOCKHOLDERS' EQUITY

 Common stock - no-par value, with a stated value
   of $2 per share:
      Authorized - 1,000,000 shares
      Issued - 902,425 shares                               1,805        1,805
 Additional paid-in capital                                 7,159        7,159
 Retained earnings                                         15,401       13,929
 Accumulated other comprehensive loss, net of tax            (720)      (1,043)
 Treasury stock, at cost - 60,520 and 19,190 shares at
    September 30, 2000 and December 31, 1999,
     respectively                                          (2,225)        (803)
      Total stockholders' equity                           21,420       21,047

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $300,406     $259,889

                        PSB HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                                             Nine Months Ended     Three Months Ended
                                               September 30,          September 30,
 ($ thousands except share data -unaudited)   2000       1999         2000     1999
 Interest income:
   Interest and fees on loans               $13,185    $10,261       $4,752  $3,602
   Interest on investment securities:
      Taxable                                 2,159      2,113          726     701
      Tax-exempt                                447        493          147     162
   Other interest and dividends                  89        140           41      82
           Total interest income             15,880     13,007        5,666    4,547
 Interest expense:
   Deposits                                   7,177      5,659        2,770    1,910
   Short-term borrowings                        888        447          297      191
   Long-term borrowings                         913        245          347      107
           Total interest expense             8,978      6,351        3,414    2,208
 Net interest income                          6,902      6,656        2,252    2,339
 Provision for loan losses                      450        255          150      105

 Net interest income after provision for
   loan losses                                6,452      6,401        2,102    2,234

 Noninterest income:
   Service fees                                 609        474          261      169
   Gain on sale of loans                         35        206           17       37
   Investment product sales commissions         149        103           48       34
   Other operating income                       241        225           29       45
           Total noninterest income           1,034      1,008          355      285
 Noninterest expenses:
   Salaries and employee benefits             2,984      2,375        1,056      765
   Occupancy                                    698        635          235      205
   Data processing and other office operations  332        324          104      104
   Other operating                              929        936          311      305
           Total noninterest expenses         4,943      4,270        1,706    1,379

 Income before income taxes                   2,543      3,139          751    1,140
 Provision for income taxes                     745      1,023          206      381

 Net income                                  $1,798     $2,116         $545     $759

 Basic and diluted earnings per share         $2.08      $2.40        $0.64    $0.86

 Weighted average shares outstanding        864,255    883,235      847,895  883,235

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Nine Months Ended
                                                               September 30,
 ($ thousands - unaudited)                                   2000       1999
 Cash flows from operating activities:
   Net income                                               $1,798     $2,116

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for depreciation and net amortization           419        338
     Provisions for loan losses                                450        255
     Gain on sale of loans                                     (35)      (206)
  Changes in operating assets and liabilities:
     Other assets                                             (726)      (417)
     Other liabilities                                          33     (1,247)
 Net cash provided by operating activities                   1,939        839

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held to maturity securities                               929      2,171
     Available for sale securities                           4,889      9,265
   Payment for purchase of:
     Held to maturity securities                              (585)    (2,664)
     Available for sale securities                          (6,247)    (7,880)
   Net increase in loans                                   (37,669)   (19,101)
   Net (increase) decrease in interest-bearing deposits       (543)       690
   Net decrease in federal funds sold                                   3,934
   Capital expenditures                                     (1,224)      (302)
 Net cash used in investing activities                     (40,450)   (13,887)
 Cash flows from financing activities:
   Net increase in deposits                                 29,697      5,945
   Net increase in short-term borrowings                     1,414      6,042
   Net increase in long-term borrowings                      9,000      3,000
   Dividends paid                                             (326)      (335)
   Purchase of treasury stock                               (1,422)
 Net cash provided by financing activities                  38,363     14,652
 Net increase (decrease) in cash and due from banks           (148)     1,604
 Cash and due from banks at beginning                       11,926      8,752
 Cash and due from banks at end                            $11,778    $10,356
 Supplemental Cash Flow Information:
   Cash paid during the period for:
               Interest                                     $8,612     $6,351
               Income taxes                                    733      1,067

                             PSB HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - GENERAL

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

 These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 1999 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

 In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for credit losses and the valuations of investments.

 NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

 Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under this SFAS, the Company must recognize all material derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value are generally recognized in earnings during the period the changes occur. The adoption of SFAS No. 133 is not expected to have an impact on the Company's financial condition or results of operations.

 NOTE 3 - EARNINGS PER SHARE

 Earnings per share of common stock is based on the weighted average number of common shares outstanding during the period. The Company does not maintain a stock option plan.
                                      -4-

 NOTE 4 - COMPREHENSIVE INCOME

 Generally accepted accounting principles require comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements with respect to the Form 10-Q have been included in the Company's consolidated balance sheets. Comprehensive income totaled the following for the periods indicated:

                                                    Nine Months Ended    Three Months Ended
    ($ thousands - unaudited)                      9/30/00     9/30/99     9/30/00      9/30/99
 Net Income                                        $1,798      $2,116      $545         $759

    Change in net unrealized gain or loss on
       securities available for sale, net of tax      323       (789)       285         (184)
 Comprehensive income                              $2,121     $1,327       $830         $575

                                      -5-

 NOTE 5 - INVESTMENT SECURITIES
 The amortized cost and estimated fair value of investment securities are as follows:
                                              Gross     Gross    Estimated
                                Amortized  Unrealized  Unrealized  Fair
 ($ thousands)                     COST        GAINS      LOSSES     VALUE
 SEPTEMBER 30, 2000
 Securities held to maturity:
   Obligations of states and
   political subdivisions        $13,485        $37       $185    $13,337

 Securities available for sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                  $47,319        $31     $1,017    $46,333

 Other equity securities           2,019                            2,019

 Totals                          $49,338        $31     $1,017    $48,352

 DECEMBER 31, 1999
 Securities held to maturity:
   Obligations of states and
   political subdivisions        $13,843        $18       $388    $13,473

 Securities available for sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                  $47,246        $13     $1,517    $45,742

 Other equity securities             747                              747

 Totals                          $47,993        $13     $1,517    $46,489

 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. All dollar amounts are in thousands, except per share amounts.

 Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties related to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 1999 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 BALANCE SHEET

 At September 30, 2000, total assets were $300,406, an increase of $52,183, or 21.0%, over September 30, 1999, while assets grew $40,517 over December 31, 1999. Gross loans (excluding loans held for sale) were $220,215 at September 30, 2000, growing $47,879 over third quarter 1999 and $37,592 over fourth quarter 1999. Loan growth has come primarily from commercial real estate loans.

 Table 1:  Period-End Loan Composition
                            9/30/00    % OF TOTAL  12/31/99  % OF TOTAL
 Commercial and financial  $ 53,377       24.24    $ 51,053     27.96
 Real estate                150,731       68.45     118,195     64.72
 Consumer installment        16,107        7.31      13,375      7.32

 Total loans               $220,215      100.00    $182,623    100.00

 The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

 A loan is considered impaired when, based on current information, it is probable that the bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 The aggregate amount of nonperforming loans decreased $259 to $759 at September 30, 2000 from $1,018 at September 30, 1999. Nonperforming loans are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

 Table 2:  Allowance for Loan Losses and Nonperforming Assets
                                                        Nine Months Ended
                                                   9/30/00            9/30/99
 Allowance for loan losses at beginning of period  $2,099             $1,947
 Provision charged to operating expense               450                255
 Recoveries on loans                                   23                 89
 Loans charged off                                   (135)              (114)

 Allowance for losses at end of period             $2,437             $2,177

 Table 3:  Nonperforming Assets
                                                     Nine Months Ended
                                                   9/30/00     9/30/99
 Nonaccrual loans                                   $759       $1,018
 Accruing loans past due 90 days or more               0            0
 Restructured loans                                    0            0

 Total nonperforming loans                           759        1,018
 Other real estate owned                              34            0

 Total nonperforming assets                         $793       $1,018

 Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
                                   -8-
 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 83.9% at September 30, 2000 and 91.3% at September 30, 1999. Wholesale funding represents the balance of the Company's total funding needs. As of September 30, 2000, earning assets maturing within one year totaled $96,549, while interest-bearing deposits maturing within one year totaled $95,216. Unused credit advances available to the Company at September 30, 2000 totaled approximately $5,000.

 The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

 In response to slow deposit growth, in comparison to loan demand, the Company has acquired more noncore funds. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

 CAPITAL RESOURCES

 Stockholders' equity at September 30, 2000 decreased $128 compared to $21,548 at September 30, 1999. Stockholders' equity included unrealized losses on securities available for sale, net of their tax effect, of $720 at September 30, 2000 compared to $617 for the comparable prior year period.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2000, the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 Table 4:  Capital Ratios (Consolidated)
                                                       Tier 1   Total  Tier 1
                                                      CAPITAL   CAPITAL  LEVERAGE
 September 30, 2000                                   10.42%     11.56%   7.37%
 September 30, 1999                                   12.81%     14.06%   9.30%
 Regulatory minimum requirements for capital adequacy  4.00%      8.00%   4.00%

                                   -9-

 RESULTS OF OPERATIONS

 Net income for the quarter ended September 30, 2000, totaled $545, or $.64 per share for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 1999 was $759, or $.86 per share for basic and diluted earnings per share. Operating results for the third quarter 2000 generated an annualized return on average assets of .74% and an annualized return on average equity of 10.26%, compared to 1.23% and 14.38% for the comparable period in 1999. The net interest margin for third quarter 2000 was 3.40% compared to 4.01% for the comparable quarter in 1999.

 Table 5:  Summary Results of Operations
 The following table presents consolidated financial data of PSB
 Holdings, Inc. and Subsidiary.

                                                         2000
                                                Third   Second    First
 ($ thousands except per share amounts)        QUARTER  QUARTER   QUARTER
 FINANCIAL HIGHLIGHTS:
 Earnings and Dividends:
   Net interest income                         $2,252   $2,314   $2,331
   Provision for credit losses                    150      150      150
   Other noninterest income                       355      356      327
   Other noninterest expense                    1,706    1,537    1,698
   Net income                                     545      680      573
   Per common share:
     Basic and diluted earnings                  0.64     0.78     0.65
     Dividends declared                          0.00     0.38     0.00
     Book value                                 25.44    24.61    24.42
   Average common shares                      847,895  866,433  878,616
   Dividend payout ratio                        0.00%   48.72%     0.00%
 Balance Sheet Summary:
   Loans net of unearned income               217,778  206,943  195,224
   Assets                                     300,406  285,080  270,315
   Deposits                                   232,051  221,981  208,027
   Shareholders' equity                        21,420   21,067   21,320
 Average balances:
   Loans net of unearned income               214,773  201,128  188,247
   Assets                                     292,743  277,698  263,364
   Deposits                                   227,016  215,004  204,245
   Shareholders' equity                        21,244   21,194   21,138
 Performance Ratios:
   Return on average assets (1)                 0.74%    0.98%     0.87%
   Return on average common equity (1)         10.26%   12.81%    10.88%
   Tangible equity to assets                    7.37%    7.74%     8.25%
   Net loan charge-offs as a percentage
    of average loans                            0.01%    0.05%     0.01%
   Nonperforming assets as a percentage
    of average loans                            0.35%    0.32%     0.54%
   Net interest margin (1) (2)                  3.40%    3.65%     3.89%
   Efficiency ratio (2)                        63.59%   55.99%    62.04%
   Service fee revenue as a percentage of
    average assets (1)                          0.36%    0.27%     0.24%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

                                   -11-
 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income for the three months ended September 30, 2000 was $2,252. Comparatively, net interest income for the third quarter 1999 was $2,339. Fully taxable equivalent net interest income for the third quarter 2000 decreased $94 to $2,328 from third quarter 1999. Average earning assets grew $45,015 from the third quarter 1999. The net interest margin for the three months ended September 30, 2000 was 3.40% or 61 basis points less than the 4.01% margin in the third quarter 1999. The net interest margin continues to decline due to the higher costs of deposits needed to fund the balance sheet. Yields on earning assets increased to 8.38% compared to 7.82% in 1999. However, the costs for interest-bearing liabilities increased to 5.75% from 4.60%. The Company is trying to position more assets to reprice with the market to maintain or increase the net interest margin.

 PROVISION FOR LOAN LOSSES

 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $150 for the three months ended September 30, 2000 and $105 for the three months ended September 30, 1999. Net charge-offs as a percentage of average loans outstanding were .01% and .01% during the three months ended September 30, 2000 and 1999, respectively.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased 24.6% to $355 during the three months ended September 30, 2000, from the comparable third quarter of 1999. There were no gains or losses on securities during the three months ended September 30, 2000 and 1999. Service fees on deposit accounts increased $92 for the three months ended September 30, 2000 from the three months ended September 30, 1999.

 NONINTEREST EXPENSE

 Noninterest expense increased 23.7% to $1,706 for the three months ended September 30, 2000, from $1,379 for the three months ended September 30, 1999. Salaries and employee benefits expense increased in 2000 compared to 1999 due, in part, to a change in officer base salary arrangements during 2000. In previous years, officer discretionary year-end bonuses were awarded (and expensed) in the fourth quarter based on approval by the Company's board of directors. During 2000, these discretionary year-end bonus payments were made part of the officers' base salary as part of
                                   -12-
 an overall salary restructuring program and recorded throughout the year as salary expense. The increase in base officer salary and benefits expense was $169,000 (before income tax benefits) during the nine months ended September 30, 2000.

 Also during 2000, the Company began a new formalized employee incentive compensation plan that awards year-end compensation upon achievement of profitability and personal goals set during the beginning of the year. Employee salaries and benefits expense due to accrual of possible incentive compensation payments was $131,000 (before income tax benefits) during the nine months ended September 30, 2000. If profitability and personal goals are not met at year-end, previously accrued and expensed incentive compensation amounts will be reversed and reduce salaries expense during the fourth quarter of 2000.

 Table 6:  Key Operating Ratios
  Three Months and Nine Months Ended September 30, 2000 and 1999
 (unaudited)
                                            Nine-Month Period    Three-Month Period
                                           2000          1999     2000         1999
 Return on assets (net income divided
   by average assets) (1)                  0.86%        1.19%    0.74%         1.23%

 Return on average equity (net income
   divided by average equity) (1)         11.29%       13.51%   10.26%        14.38%

 Average equity to average assets          7.58%        8.81%    7.26%         8.55%

 Interest rate spread (difference between
   average yield on interest-earning
   assets  and average cost of
   interest-bearing liabilities) (1) (2)   2.88%        3.18%    2.63%         3.22%

 Net interest margin (net interest income
   as a percentage of average interest-
   earning assets) (1) (2)                 3.65%        3.98%    3.40%         4.01%

 Noninterest expense to average assets (1) 2.35%        2.49%    2.33%         2.40%

 Allowance for loan losses to total loans
   at end of period                        1.11%        1.26%    1.11%         1.26%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

                                   -13-
 ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   1.2 Bylaws (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated May 30, 1995)

   4.1       Articles of Incorporation and Bylaws (see Exhibits 3.1 and
             3.2)

   10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*
                                   -14-
   10.2 Bonus Plan of Officers and Employees of the Bank* (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

   10.3 Nonqualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

   10.4 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

   27.1      Financial Data Schedule (electronic filing only)

 *Denotes Executive Compensation Plans and Arrangements

   (b)  Reports on Form 8-K:

        None.
                                   -15-
                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PSB HOLDINGS, INC.



 November 13, 2000            TODD R. TOPPEN
                              Todd R. Toppen
                              Secretary and Controller

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                   -16-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))





 27.1    FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)