Form 10-K
period 2000-12-31
PSB HOLDINGS INC /WI/
filed 2001-03-28
CIK 948368

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No ______
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.     <checked-box>

 As of March 15, 2001, the aggregate market value of the common stock held by non-affiliates was $21,224,051.

 As of March 15, 2001, 839,705 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PROXY STATEMENT DATED MARCH 30, 2001 (TO THE EXTENT NOTED HEREIN): PART III TABLE OF CONTENTS
                                                             PAGE
 PART 1

 Item 1.  Business .............................................1

 Item 2.  Properties ...........................................6

 Item 3.  Legal Proceedings ....................................6

 Item 4.  Submission of Matters to a Vote of Security Holders ..6

 PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters...................................7

 Item 6.  Selected Financial Data ..............................8

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................9

 Item 7A. Quantitative and Qualitative Disclosure About Market
          Risk ................................................28

 Item 8.  Financial Statements and Supplementary Data .........29

 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure .................60

 PART III

 Item 10. Directors and Executive Offers of Registrant ........61

 Item 11. Executive Compensation ..............................61

 Item 12. Security Ownership of Certain Beneficial Owners
          and Management ......................................61

 Item 13. Certain Relationships and Related Transactions ......61

 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ........................................ 62

                                PART I

 ITEM 1.  BUSINESS.

 PSB HOLDINGS, INC.

     PSB Holdings, Inc., a Wisconsin corporation (the "Company"), was formed in 1995. The Company is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole business is the ownership and management of Peoples State Bank (the "Bank"). Except as may otherwise be noted, this Annual Report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2000.

     The Company intends to pursue opportunities to acquire additional bank subsidiaries or banking offices so that, at any time, it may be engaged in some tentative or preliminary discussions for such purposes with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding other acquisitions as of the date hereof.

 THE BANK

     GENERAL
     The Bank was organized as a state banking corporation under the laws of the state of Wisconsin in August, 1962. The Bank's principal office is located at 1905 West Stewart Avenue, Wausau, Wisconsin, 54401. The Bank's principal branch offices are located in the city of Wausau, Rib Mountain Township, Marathon City, and the city of Rhinelander, Wisconsin. The Bank provides various commercial and consumer banking services for customers located principally in Marathon County and portions of Lincoln and Oneida Counties, Wisconsin.

     The Bank is engaged in general commercial and retail banking. The Bank serves individuals, businesses, and governmental units and offers most forms of commercial and consumer lending, including lines of credit, secured and unsecured term loans, real estate financing and mortgage lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time accounts, installment and other personal loans, as well as mortgage loans. The Bank offers automated teller machines and online computer banking to its customers to expand its services to customers on a 24-hour basis. New services are frequently added to the Bank's retail banking departments.

     The Bank offers discount brokerage services at its Wausau branch locations, including the sale of annuities, mutual funds and other investments to Bank customers and the general public. The Bank maintains an investment subsidiary in Nevada to manage, hold and trade cash, securities, and loans.
                                  -1-
     PRINCIPAL SOURCES OF REVENUE
     The table below shows the amount and percentages of the Bank's total consolidated operating revenues resulting from interest on loans and leases and interest on investment securities for each of the last three years:

                                 ($ in thousands)

                    Interest on loans and        Interest on Investment
                           LEASES                     SECURITIES
                             Percent           Percent
                             of Total          of Total
 Year Ended                  Operating         Operating
 DECEMBER 31,       AMOUNT   REVENUES  AMOUNT  REVENUES
   2000           $18,260      78.1    $3,485    14.9
   1999            14,065      74.3     3,471    18.3
   1998            13,404      73.8     3.020    16.6

 BANK MARKET AREA AND COMPETITION

     There is a mix of retail, manufacturing, agricultural and service businesses in the area served by the Bank. The Bank has substantial competition in its market area. Much of this competition comes from companies which are larger and have greater resources than the Company. The Bank competes for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies and other financial and non-financial companies. Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services offered by the Bank.

     Recent changes in banking laws have had a significant effect on the competitive environment in which the Bank operates and are likely to continue to increase competition for the Bank. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. Banks are also permitted to create interstate branching networks in states which do not "opt out" of the new laws. The Gramm-Leach-Bliley Act of 1999 has also increased the competitive environment for the Bank. Under this act, financial holding companies are now permitted to conduct a broad range of banking, insurance and securities activities. The Company believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance and securities services will both increase the overall level of competition and attract competitors with which the Bank may not now compete for its customers.
                                  -2-
     In addition to competition, the business of the Bank will be affected by general economic conditions, including the level of interest rates and the monetary policies of the FRB (see "Regulation and Supervision - Monetary Policy").

 EMPLOYEES

     The Company has no employees. Officers of the Company serve as full time employees of the Bank.

     As of March 15, 2001, the Bank had 111 employees, including 29 employed on a part-time basis. Officers and certain supervisors are salaried, and other full and part-time employees are paid on an hourly basis. The Bank considers its relations with its employees to be excellent. None of the Bank's employees is covered by a collective bargaining agreement.

 EXECUTIVE OFFICERS

     The executive officers of the Company as of March 15, 2001, their ages and principal occupations during the last five years are set forth below.

     David K. Kopperud, 55    President of the Company and the Bank since
                              July, 1999; previously Executive Vice President
                              of the Bank (1994-1999) and
                              Vice President of the Bank (1991-1994).

     Kenneth M. Selner, 54    Vice President & Secretary of the Company;
                              Executive Vice President of the Bank.

     Todd R. Toppen, 42       Treasurer of the Company; Vice President of the
                              Bank since 1994, Assistant Vice President 1988 to
                              1993.

 REGULATION AND SUPERVISION

     REGULATION
     The Company and the Bank are subject to regulation under both federal and state law. The Company is a registered bank holding company and is subject to regulation and examination by the FRB pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

     The FRB expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the
                                  -3-
 Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required minimum capital. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 15 of the Notes to Consolidated Financial Statements.

     Banking laws and regulations have undergone periodic revisions that often have a direct or indirect effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. The Gramm-Leach-Bliley Act of 1999, which eliminated many of the barriers to affiliation among banks, insurance companies and other securities or financial services companies, is an example of legislation which may, and often does, materially affect the operation of the Company's business. Depending on the scope and timing of future regulatory changes, it is likely they will affect the competitive environment in which the Company operates or increase costs of regulatory compliance and, accordingly, may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

     MONETARY POLICY
     The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The FRB has a direct and indirect influence on the costs of funds used by the Bank for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, reports to shareholders, press releases, and in other oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Reform Act.
                                  -4-
     Examples of forward-looking statements include, but are not limited to: (1) expectations concerning financial performance of the Company, (2) expectations concerning the payment of dividends, (3) statements of plans and objectives of the Company, (4) statements of future economic performance and (5) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

     Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the

 Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to the following:

 (1) the strength of the U.S. economy in general and the strength of the local economies in the markets served by the Bank;

 (2) the effects of and changes in government policies, including interest rate policies of the FRB;

 (3) inflation, interest rate, market and monetary fluctuations;

 (4) the timely development of and acceptance of new products and services;

 (5) changes in consumer spending, borrowing and saving habits;

 (6) increased competition in the Company's principal market area;

 (7) technological changes;

 (8) acquisitions and the inability to successfully integrate acquired institutions or branches into current operations;

 (9) the effect of changes in laws and regulations which increase operating costs or increase competition;

 (10)the effect of changes in accounting policies and practices; and

 (11)the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.
                                  -5-
 ITEM 2.  PROPERTIES.

     The Company's operations are carried out at the Bank's administrative office facility at 1905 West Stewart Avenue, Wausau, Wisconsin. The Company does not maintain any separate offices.

     The Bank operates a total of five office locations. The Bank owns four of the buildings in which it conducts operations and each building is occupied solely by the Bank. All four buildings are designed for commercial banking operations and are suitable for current operations.
 One location occupies leased space within a supermarket which is designed for commercial banking operations.

 ITEM 3.  LEGAL PROCEEDINGS.

     As of December 31, 2000, the Company was not involved in any legal proceedings, nor was it aware of any threatened litigation.

     In the ordinary course of its business, the Bank is or may be engaged from time to time in legal actions as both a plaintiff and a defendant.
 In some cases, claims for significant compensatory or punitive damages, or unspecified damages, may be made against the Bank. As of the date of this report, the Bank was not a party to any legal or administrative proceedings which, in the opinion of Company management, would have a material adverse effect on the operations, liquidity or consolidated financial condition of the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.
                                  -6-

                                  PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

 MARKET

     There is no active established public trading market in the Company common stock. Bid and ask prices are quoted on the OTC Bulletin Board under the symbol "PSBQ.OB." Transactions in the Company common stock are limited and sporadic. During 2000, 27 transactions with a total volume of 86,000 shares were reported on the OTC Bulletin Board. Of those, 14 were transactions in which the Company purchased a total of 40,690 shares of stock. At December 31, 2000, the quoted bid price for the stock was $28.00.

     On January 10, 2000, the Board of Directors authorized the Company to repurchase up to 45,000 shares of its issued and outstanding common stock. As of December 31, 2000, the Company had repurchased 43,530 shares under that authorization. The shares purchased represented approximately 4.93% of the shares outstanding at January 10, 2000. As of December 31, 2000, and as of March 15, 2001, 839,705 shares of the Company's common stock were outstanding.

 HOLDERS

     As of December 31, 2000 there were approximately 980 holders of record of the Company's common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

 DIVIDENDS

     The Company's bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

     The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Payment of Bank dividends is subject to various limitations under banking laws and regulations. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1995.

     Per share dividends declared by the Company in its two most recent fiscal years were:

                              1999      2000
          Second Quarter      $.38      $.38
          Fourth Quarter      $.62      $.65

                                  -7-

 ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents consolidated financial data of the Company and its subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                     YEARS ENDED DECEMBER 31
                 ($ in thousands, except per share amounts)
                                               2000        1999       1998       1997       1996
 CONSOLIDATED SUMMARY OF EARNINGS:
 Total interest income                    $   21,940  $   17,671 $   16,746 $   15,744 $  14,824
 Total interest expense                       12,540       8,598      8,722      8,253     7,769
 Provision for loan and lease losses             600         460        300        230       180
 Net interest income after provision for
    loan and lease losses                      8,800       8,613      7,724      7,261     6,875
 Total other income                            1,446       1,265      1,408        745       990
 Total other expense (except income taxes)     6,474       6,221      6,115      4,932     4,715
 Net income                               $    2,670  $    2,589 $    2,089 $    2,103 $   2,156

 Per Share:
    Basic and diluted
         Earnings per share               $     3.11  $     2.93  $    2.36  $    2.37 $    2.39
    Common dividends declared                   1.03        1.00        .93        .90       .85
 Other significant data:
    Return on average shareholders
      equity                                   12.33%      12.31%     10.62%     11.15%    11.98%
    Return on average assets                     .94%       1.08%       .96%      1.02%     1.10%
    Dividend payout ratio                      32.64%      34.12%     39.33%     37.85%    35.40%
    Average equity to average assets
      ratio                                     7.63%       8.75%      9.06%      9.15%     9.16%

                                              2000        1999       1998       1997       1996
 CONSOLIDATED SUMMARY BALANCE SHEETS
 Total assets                               $306,239    $259,889   $233,491   $215,019  $204,158
 Total deposits                              241,534     202,354    199,800    186,603   178,129
 Short-term borrowings                        11,515      21,215      4,549      3,960     5,766
 Long-term borrowings                         28,000      13,000      6,000       3000         0
 Stockholders' equity                         22,274      21,046     20,556     19,217    18,289

 Other significant data:
    Book value per share at year end      $    26.53  $    23.83 $    23.27  $   21.76  $  20.42
    Average common shares outstanding        858,286     883,235    883,235    887,988   900,641
    Shareholders of record at year end           980         990        975        974       974
    Employees at year end (FTE)                   86          91         87         78        70
 Historically reported credit quality ratios:
    Net loan and lease charge-offs to average
     loans and leases                            .14%        .19%       .14%       .22%      .03%
    Allowance for loan and lease losses to
    End of period loans and leases              1.06%       1.15%      1.27%      1.24%     1.39%
                                  -8-

 ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

     The Company is not aware of any current recommendations by any regulatory authority, which, if they were implemented, would have a material effect on liquidity, capital resources, or operations.

     Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2000.

 RESULTS OF OPERATIONS

     The Company's consolidated net income for 2000 was $2,669,619 compared
 with $2,588,982 in 1999, and $2,088,577 in 1998.   Net income increased
 3.11% in 2000 from 1999 and 23.96% in 1999 from 1998.  Results for 1998 included a pre-tax expense of $405,891 relating to the termination of our defined benefit pension plan.

     Return on average common stockholders' equity amounted to 12.33% in 2000 compared to 12.31% in 1999, and 10.62% in 1998.

     Return on average assets for 2000 amounted to .94% compared to 1.08% for 1999 and .96% in 1998.

     Net income per share amounted to $3.11 in 2000, compared to $2.93 in 1999 and $2.36 in 1998. Cash dividends declared in 2000 was $1.03 per share, compared to $1.00 in 1999 and $.93 in 1998. The per share ratio of dividends to shareholders to net income was 32.64% in 2000, compared to 34.12% in 1999 and 39.33% in 1998.

 MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The
                                  -9-
 measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates, can be found in footnote 17 on the Notes to the Financial Statements.

     The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk.

     However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Whereas, a sudden and substantial decrease in interest rates will positively impact the Company's earnings. The Company does not engage in trading activities.

 NET INTEREST INCOME

     Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income.
                                  -10-

               INTEREST INCOME & EXPENSE VOLUME & RATE CHANGE

                             2000 compared to 1999         1999 compared to 1998
                              increase (decrease)          increase (decrease)
                                    due to (1)                   due to (1)

 ($ in thousands)               VOLUME    RATE     NET    VOLUME   RATE    NET
 Interest earned on:
  Loans (2)                      $3,741    487   4,228   $1,362   (696)   666
  Taxable investment securities      29     38      67      445    (18)   427
  Non-taxable investment
     securities (2)                 (81)     1     (80)      58    (21)    37
  Other interest income              40     20      60     (183)    (5)  (188)

 Total                            3,729    546   4,275    1,682   (740)   942

 Interest paid on:
  Savings and demand deposits       438    822   1,260      509   (178)   331
  Time deposits                     573    688   1,261     (440)  (482)  (922)
  Short-term borrowings             306    195     501      465    (62)   403
  Long-term borrowings              758    163     921       87    (23)    64

 Total                            2,075  1,868   3,943      621   (745)  (124)

 Net interest earnings         $  1,654 (1,322)    332   $1,061      5  1,066

 (1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.
 (2)The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

     The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on fully tax equivalent basis) for the three-year period ending December 31, 2000.

 Year Ended December 31,             2000             1999            1998
                                     Yield  Change    Yield  Change   Yield  Change
 Yield on earning assets             8.28%  + .32%    7.96%  - .31%   8.27%   -.09%
 Effective rate on all liabilities
     as a % of earning assets        4.66   + .86%    3.80   - .43%   4.23    -.06%
 Net yield on earning assets         3.62   - .54%    4.16    +.12%   4.04    -.03%
                                  -11-

     The 2000 figures as a percent of average earning assets reflects an increase in interest rates during 2000. The Company will focus on increasing net interest income in 2001 through continued control of interest expense, maintaining the level of interest rates on loans, and managing rates on the investment portfolio.

     Loans are the largest component of earning assets. On average, loans grew $44 million to $208 million for 2000, and represented 77.1% of earning assets. A change in the total yield on the loan portfolio generally has the largest impact on net interest income. The yield on total loans increased 22 basis points to 8.8% in 2000. The yield was strongly impacted by the loans tied to the prime lending rate repricing immediately with a change in the rate, and competitive pricing on loans.

     Deposits are the largest component of interest bearing liabilities. Deposit growth has not kept pace with asset growth, in part because of a low rate of personal savings by households and competition for depositor funds from higher-yielding investments. On average, total deposits grew $23 million for 2000, and represented 83.1% of interest bearing liabilities, compared to 90.0% for 1999. As a result, the Bank had greater dependence on wholesale funds to fund the asset growth. On average, borrowed funds increased 106.9% to $39 million in 2000.

     The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods, indicated.

        DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                      INTEREST RATES AND DIFFERENTIALS

                                   2000                             1999                            1998
                                  Average             Yield/  Average          Yield/  Average            Yield/
   ($ IN THOUSANDS)               BALANCE  INTEREST   RATE    BALANCE INTEREST RATE    BALANCE   INTEREST   RATE
 Assets
 Interest earning assets:
  Loans (1)(2)(3)                $207,527 $18,283   8.81%  $163,929 $14,065   8.58%   $148,806   $13,404   9.01%
  Taxable investment
  securities                       48,290   3,072   6.36%    47,091   2,912   6.18%     39,631     2,470   6.23%
  Nontaxable investment
  securities(2)                    13,074     905   6.92%    14,251     985   6.91%     13,423       947   7.06%
  Federal funds sold                  179      12   6.70%       811      44   5.43%      4,620       248   5.37%
  Total (2)                       269,070  22,272   8.28%   226,082  18,006   7.96%    206,480    17,069   8.27%
 Non-interesting earning
  assets:
  Cash and due from
  banks                             8,467                     8,694                      8,497
  Premises & equip. - net           4,352                     3,892                      3,949
  Other assets                      4,178                     3,843                      3,578
  Less: allow. loan loss           (2,280)                   (2,085)                    (1,929)
  Total                           283,787                   240,426                    220,575

 Liabilities & Stockholders' Equity
 Interest bearing liabilities:
  Savings and demand
  deposits                         86,926   3,972   4.57%    74,835   2,712   3.62%     61,657     2,381   3.86%
  Time deposits                   104,021   6,134   5.90%    93,069   4,873   5.24%    100,713     5,795   5.75%
  Short-term borrowings            17,233   1,140   6.62%    11,661     640   5.49%      3,803       237   6.23%
  Long-term borrowings             21,733   1,294   5.95%     7,168     373   5.20%      5,724       309   5.40%
  Total                           229,913  12,540   5.45%   186,733   8,598   4.60%    171,897     8,722   5.07%
 Non-interest bearing
  Liabilities:
  Demand deposits                  30,209                    30,616                     26,827
  Other liabilities                 2,025                     2,039                      1,875
  Stockholders' equity             21,660                    21,038                     19,976
  Total                           283,787                   240,426                    220,575

 Net interest income                        9,732             9,408                      8,347
 Rate spread                                        2.83%                     3.36%                        3.20%
 Net yield on interest
  earning assets                                    3.62%                     4.16%                        4.04%

 (1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
 (2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent, using a federal tax rate of 34%.
 (3) Loan fees are included in total interest income as follows: 2000-$240, 1999-$172, 1998-$155.

     The preceding table shows a 2000 increase of 32 basis points in gross yield on interest earning assets. The average rate on taxable investment securities increased 18 basis points in 2000 to 6.36%, up from 6.18% in 1999. Time deposits rates increased by 66 basis points while funds shifted into the more liquid Money Market deposit accounts, which the Company continued to promote throughout 2000 in an effort to retain deposits to support loan demand. Average deposits for 2000 showed an increase of $22,636 increasing to $221,156 from 198,520 in 1999. Average borrowing increased $20,137 increasing from $18,829 in 1999 to $38,966 in 2000. The average rate on all interest bearing liabilities increased by 85 basis points in 2000 to 5.45% up from 4.60% in 1999.

     As the largest component of operating income, improvements in the growth of net interest income are important to the Company's earnings performance. The Company uses modeling and analysis techniques to its asset-liability structure to manage net interest income and the related interest rate risk position. The Company seeks to meet the needs of its customers, yet provide for stability in net interest income in the event of significant interest rate changes.

     MIX OF AVERAGE INTEREST-EARNING ASSETS AND AVERAGE INTEREST-BEARING
 LIABILITIES

 Year Ended December 31             2000      1999      1998
  Loans                              77.13%    72.51%    72.07%
  Taxable Investments                17.95%    20.83%    19.19%
  Non-taxable                         4.86%     6.30%     6.50%
  Other                                .06%      .36%     2.24%
                                    100.00%   100.00%   100.00%

  Savings and demand
    deposits                         37.81%    40.08%    35.87%
  Time deposits                      45.24%    49.84%    58.59%
  Short term borrowing                7.50%     6.24%     2.21%
  Long term borrowing                 9.45%     3.84%     3.33%
                                    100.00%   100.00%   100.00%

                                  -14-
 NON-INTEREST INCOME

     The following table shows the major components of non-interest income.

 ($ in thousands)
 Year Ended December 31,                  2000        1999        1998
 Non-interest income:
   Service fees                           $855        $709     $699
   Net realized gain on sale of
       securities available for sale                             36
   Gain on sale of loans                    66         223      332
   Investment sales commissions            195         138      147
   Other operating income                  330         195      193

   Total non-interest income             1,446      1,265     1,407

   Total 2000 operating non-interest income, excluding gains from sales of loans, increased by $338 or 32.44%, over 1999, compared to a decrease of $33, or 3.07% in 1999 over 1998.

 NON-INTEREST EXPENSE

     The following table shows the major components of non-interest expense.

                                             ($ in thousands)
                                              2000   1999    1998
 Salaries and employee benefits             $3,842  $3,621 $3,331
 Loss on settlement on pension plan                           406
 Occupancy                                     937     859    828
 Data processing and other office operations   460     441    421
 Advertising and promotion                     211     222    202
 Director compensation and benefits            158     170    142
 Other operating                               866     908    785

    Total non-interest expense              $6,474  $6,221 $6,115

      Total non-interest expense increased $253 in 2000 or 4.07% in 2000. Personnel expense accounts for 87.35% of this increase, up $221 over 1999. Occupancy expenses in 2000 increased $78 over 1999.

     Salaries and employee benefits increased $221 or 6.10% compared to 1999. This category continues to be the largest component of non-interest expense, representing 59.35% of operating expenses in 2000 and 58.21% and
                                  -15-
 54.47% in 1999 and 1998, respectively. The increase in 2000 was attributable to base merit pay increases, incentive pay and new positions added.

     Occupancy expense increased $78 or 9.08% in 2000. Data processing costs increased by $19 or 4.31% in 2000 compared to 1999. Other operating expense decreased by $42 or 4.63% in 2000.

 PROVISIONS FOR LOAN LOSSES

     Management determines the adequacy of the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans, or portions thereof, including impaired loans are uncollectable, these amounts are promptly charged off against the allowance. The provision for loan losses was $600,000 in 2000; compared to $460,000 in 1999 and $300,000 in 1998. The allowance for loan losses as a percentage of gross loans outstanding was 1.06% at December 31, 2000; 1.15% at December 31, 1999; and 1.27% at December 31, 1998. The
 increased provision in 2000 is intended to provide adequate reserves for potential losses. Charge-offs as a percentage of average loans outstanding were .14% in 2000; .19% in 1999; and .13% in 1998. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.

     The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. As of December 31, 2000, the allowance for loan losses grew by 14.67% to $2,407,439 compared to $2,099,241 at the end of 1999.

     The allowance for loan losses shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.

                          ALLOWANCE FOR LOAN LOSS

                                              ($ in thousands)
                                                  YEAR ENDED
                                                  DECEMBER 31
                                    2000     1999     1998     1997       1996
 Average balance of loans
   for period                    $207,527 $163,929  $148,806  $140,962  $130,783

 Allowance for loan losses at
   beginning of period           $  2,099 $  1,947  $  1,845  $  1,925  $  1,781

 Loans charged off
   Commercial & Industrial           (250)    (322)     (138)     (156)     (48)
   Real Estate - Mortgage             (14)     (72)        0      (136)       0
   Installment & Other
     Consumer Loans                   (51)     (38)      (69)      (59)     (25)

 Total Charge Offs                   (315)    (432)     (207)     (351)     (73)

 Recoveries on loans previously
   charged off
   Commercial & Industrial             16       67         0        17        33
   Real Estate - Mortgage               3        7         0        19         0
   Installment & Other
     Consumer Loans                     4       50         9         5         4

   Total Recoveries                   $23     $124        $9       $41       $37

 Net loans charged off              ($292)   ($308)    ($198)    ($310)     ($36)

 Additions charged to
   operations                         600      460       300       230       180

 Allowance for loan losses
   at end of period              $  2,407 $  2,099  $  1,947   $ 1,845   $ 1,925

 Ratio of net charge offs
   during period to average
   loans outstanding                 0.14%    0.19%     0.13%     0.22%     0.03%

 Ratio of allowance for loan
   losses to total loans
   receivable at end of period       1.06%    1.15%    1.27%      1.24%     1.39%

     The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, current economic conditions, and collateral.

     In the opinion of management, the allowance for loan losses is adequate as of December 31, 2000. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

     The allocation of the year-end allowance for loan losses for each of the past three years based on management's estimates of loss exposure by category of loans is shown in the following table. Management believes this allocation is appropriate in light of current and expected economic conditions, the geographic and industry mix of the loan portfolio and other risk related factors. Commercial loans secured by real estate are included in this table under the category of real estate and the allowance for loan losses is allocated to cover expectations of loss.

                                        ($ in thousands)
                                    YEAR ENDED DECEMBER 31
                                       2000          1999            1998
                                          as a %          as a %         as a %
                                          of Total        of Total       of Total
                                 Amount   Loans   Amount  Loans  Amount  Loans
 Commercial, financial and
   agriculture                   $1,467  22.70%  $1,263  26.74%  $1,120  25.74%
 Real Estate                     $  249  69.53%  $  217  64.73%  $  201  65.98%

 Installment and
 Other loans to
 Individuals                     $  369   6.94%  $  322   7.32%  $  298   7.65%

 Impaired Loans                  $  322    .83%  $  297   1.21%  $  328    .63%

 Unallocated                     $    0     n/a  $    0    n/a  $     0    n/a

 Total                           $2,407 100.00%  $2,099 100.00%  $1,947 100.00%

     Factors that are critical to managing overall credit quality are sound loan underwriting and administration, and monitoring existing loans. The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets and potential problem loans. The Company's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal
                                  -18-
 payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on non-accrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame. The total reduction in interest income as a result of discontinuing the accrual of interest on loans that are delinquent for over 90 days was $135,000 during 2000.

     The term "impaired loan" refers to certain commercial loans with respect to which, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 An analysis of impaired loans follows:

          ($ in thousands)

 AT DECEMBER 31,                   2000    1999    1998    1997    1996
 Non-accrual                      $  803  $  510   $ 564  $  484   $  43
 Accruing income                   1,098   1,696     406     640     270

 Total impaired loans              1,901   2,206     970   1,124     313
 Less - Allowance for loan losses    322     297     328     178      20

 Net investment in impaired loans $1,579  $1,909   $ 642  $  946   $ 293

        ($ in thousands)

 YEARS ENDED DECEMBER 31,           2000    1999    1998    1997    1996

 Average recorded investment,
 net of allowance for loan losses $1,948  $1,874   $ 820  $1,191   $ 304

 Interest income recognized       $  175  $  118   $  40  $   83   $  23

                                  -19-
     The Company maintained generally high loan quality during 2000. The following table sets forth the amount of risk element loans as of the dates indicated.

                                     ($ in thousands)
 DECEMBER 31
                                       2000    1999    1998    1997    1996
 Loans on a non-accrual basis         $1,123 $  620  $   582 $  835  $ 247
 Loans contractually past due
     ninety days or more as to
     interest or principal payments
      and still accruing interest     $    0 $    0  $     0 $    7  $ 275

 Restructured loans                   $1,348 $  278  $   296 $  618  $   0
 Total non-performing loans           $2,471 $  898  $   878 $1,460  $ 522

 Other real estate owned              $   17 $   24  $     0 $  336  $   0
 Total non-performing assets          $2,488 $  922  $   878 $1,796  $ 522

     The reserve for loan losses continues to provide substantial non-performing loan coverage, at 96.74% at December 31, 2000. This compares to non-performing loan coverage of 227.66% at December 31, 1999, and 221.75% at December 31, 1998.

 INCOME TAXES

     The effective tax rate was 29.22% in 2000, 29.19% in 1999, and 30.76% in 1998.

 LIQUIDITY AND INTEREST SENSITIVITY

     The Bank's Asset Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. The Company attempts when possible to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Management believes liquidity is adequate.

     Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following table represents the Company's earning sensitivity to changes in interest rates at December 31, 2000.
                                  -20-
     The following table reflects a negative gap position in all categories one year or less; the cumulative one-year gap ratio is negative at 65.62%. The Bank is attempting to change this trend in the gap ratio by offering more time deposit products maturing over one year and shortening final loan maturities and offering more variable rate loan products. A significant portion of consumer deposits do not re-price or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. The Asset Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset liability Committee limit exposure of earnings at risk. Management considers that an acceptable range for the rate sensitivity ratio is 70-130%.

                        INTEREST RATE RISK EXPOSURE
                             DECEMBER 31, 2000

                           90 DAY  91-180 DAYS  181-365 DAYS 1-5 YEARS BEYOND 5 YEARS  TOTAL
 Loans                     $ 48,623  $ 17,723  $ 29,671      $128,486  $   2,720 $227,223
 Securities                   3,274       500     1,995        22,435     35,902   64,106
 Fed Funds & Other               53                                                    53
                           $ 51,950  $ 18,223  $ 31,666      $150,924  $  38,622 $291,382

 Cumulative Rate
     Sensitive Assets      $ 51,950  $ 70,173  $101,839     $ 252,760  $ 291,382

 <$100M CDs &
     Other Time Deposits   $ 11,801  $ 16,942  $ 21,287     $  11,116 $          $ 61,146
 Money Market Accounts       20,326              13,550        13,550     20,326   67,752
 Regular Savings              1,660               2,490         2,490      9,962   16,602
 Now Accounts                 2,408               1,605         1,605      2,408    8,026
 >$100M & Over CDs            9,300    19,645    18,823         5,048              52,816
 or equal to FF Purch, Repo,
 & Other
     Borrowed Funds           8,219       542     6,606        21,148      3,000   39,515
                           $ 53,714  $ 37,129  $ 64,361      $ 54,957  $  35,696 $245,857

 Cumulative Rate
     Sensitive Liabilities $ 53,714  $ 90,843  $155,204      $210,161  $ 245,857

 Rate Sensitive Gap         $(1,764) $(18,906) $(32,695)     $ 95,964  $   2,926

 Cumulative Rate
     Sensitivity Gap        $(1,764) $(20,670) $(53,365)     $ 42,599  $  45,525

 Cumulative Gap Ratio         96.72%    77.25%    65.62%       120.27%    118.52%

                                  -21-
 INVESTMENT PORTFOLIO

     The investment securities portfolio is intended to provide liquidity, flexible asset/liability management and a source of stable income.

     The following table shows the relative maturities of the investment portfolio as of December 31, 2000 using amortized cost. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%. Yields on securities available for sale are calculated based on amortized cost.

                                         After one     After two        After five
                        Within           but within    but within       but within             Over
                       ONE YEAR          TWO YEARS     FIVE YEARS       TEN YEARS           TEN YEARS

 ($ in thousands)
                      AMOUNT  YIELD     AMOUNT YIELD    AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT  YIELD
 U.S. Treasury     $    500   4.60%      -- $     --        --  $  --     -- $      --    --     __
 U.S. Government
   agencies and
   corporations       4,100   5.99%      1,501 5.84%     14,395  6.11%  11,348  6.15%  16,434  6.33%
 State and political
   subdivisions
   (domestic)           855   6.93%      1,127 7.10%      3,456  7.02%   8,537  6.78%      --    --
 Other equity
   securities         2,056   8.00%         -     -          --    --       --     --      --    --
 Total              $ 7,511   6.53%    $ 2,628 6.39%    $17,851  6.29% $19,885  6.42% $16,434  6.33%

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

     Securities with an approximate carrying value of $12,554,863 and $20,207,957, at December 31, 2000 and 1999 respectively, were pledged primarily to secure public deposits and for repurchase agreements.
                                  -22-
     The following table sets forth the distribution of investment securities as of the dates indicated.

                                                      ($ in thousands)
                                                       DECEMBER 31
                                 2000                 1999                   1998
                           Amount  % of Total   Amount   % of Total   Amount  % of Total
 U.S. Treasury and
 other U.S. Government
 agencies and corporations $ 48,075    74.99%  $ 45,742   75.82%   $ 47,185    76.16%

 State and political
 subdivisions (domestic)     13,975    21.80%    13,843   22.94%     14,068    22.71%
 Other equity securities      2,056     3.21%       747    1.24%        701     1.13%

     Total                 $ 64,106   100.00%  $ 60,332  100.00%   $ 61,954   100.00%

     During 2000, the interest rates beyond one year decreased. The market value of the fixed income portion on the investment portfolio as a percentage of book value has increased due to the decrease in interest rates. At December 31, 2000, market value was 99.73% of book value. The net unrealized loss on securities available for sale, recorded as a separate component of stockholders' equity, was $124,815, net of deferred income taxes of $79,267 compared to a loss of $1,043,128, net of deferred taxes of $460,773 at December 31, 1999.

     The Bank's investment subsidiary, PSB Investments, Inc., was formed in May, 1992, and currently holds approximately $62,800,000 in investments and loans at book value. Income tax expense for 2000 was approximately $165,000 lower as a result of holding these investments and loans at the subsidiary.

            AMORTIZED COST VALUE AND MARKET VALUE OF INVESTMENT SECURITIES

                                               December 31, 2000                   December 31, 1999
                                       Amortized Cost                   Amortized Cost
                                           Value         Market Value       Value      Market Value
 U.S. treasury securities and obligations
   Of other U.S. Govt agencies & Corp      $48,278,448     $48,074,367     $47,245,814     $45,741,912

 Obligations to states & political
   Subdivisions                            $13,974,600     $14,005,308     $13,843,068     $13,472,511

 Other securities                          $ 2,056,372     $ 2,056,372     $   747,274       $ 747,274

 Totals                                    $64,309,420     $64,136,047     $61,836,156     $59,961,697

                                  -23-
 LOAN PORTFOLIO

      The following table sets forth the approximate maturities of the loan portfolios and the sensitivity of loans to interest changes as of December 31, 2000.

                                                        MATURITY
                                                        Over one
 ($ in thousands)                         One year       year thru          Over
                                          OR LESS        FIVE YEARS       FIVE YEARS
 Commercial, industrial, and financial   $25,410          $ 23,811          $  895
 Agricultural                                980             2,321               4
 Real estate mortgage                     68,756            88,570             578
 Installment & other consumer loans        2,904            10,735           2,145

 Total                                   $98,050          $125,437          $3,622

 INTEREST SENSITIVITY

 Amounts of loans due after one year with:           Fixed Variable
 ($ in thousands)                                    RATE    RATE
 Commercial, industrial, and financial            $ 10,497 $ 14,209
 Agriculture                                         1,488      837
 Real estate mortgage                               53,314   35,834
 Installment & other consumer loans                 12,465      415

 Total                                            $ 77,764 $ 51,295

     Loan growth for the year ended December 31, 2000 was 24.36%;
 increasing from $182,623,354 at December 31, 1999 to $227,109,086 at
 December 31, 2000. The composition of loans outstanding as of the dates indicated are as follows:

                              ($ in thousands)

                            Dec 31 % of    Dec 31   % of    Dec 31  % of      Dec 31 % of     Dec 31     % of
                             2000  total    1999    total    1998   total      1997  total     1996      total
 Commercial, industrial
   and financial           $ 53,421  23.53%  $ 51,053  27.95% $ 40,415  25.29% $ 33,801  22.69% $ 30,351  22.04%
 Real estate mortgage       157,904  69.53%   118,195  64.73%  101,380  65.98%  102,953  69.09%   93,171  67.65%
 Installment and other
   consumer loans            15,784   6.94%    13,375   7.32%   11,755   7.65%   12,262   8.23%   14,210  10.32%

 Total                     $227,109 100.00%  $182,623 100.00% $153,649 100.00% $149,016 100.00% $137,732 100.00%

     Loans held for sale as of December 31, 2000 totaled $114. There were no loans held for sale as of December 31, 1999.

     Real estate mortgage loans totaled $157,904 at the end of 2000 and $118,195 at the end of 1999. Loans in this classification in 2000 include $83,726 of loans secured by 1-to-4 family residential properties.
                                  -24-
 Residential real estate loans consist of home mortgages, home equity lines, and second mortgages. At the end of 2000, real estate loans comprise 69.53% of the total loans outstanding, up from 64.73% at the end of 1999. The commercial and industrial loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries.

     Installment loans to individuals totaled $15,784 at the end of 2000, up from $13,375 at the end of 1999. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans.

 DEPOSITS

     The average balances of deposits and the average rate paid on these deposits during the years ended December 31, 2000, 1999, and 1998 are:

                                             ($ in thousands)
                                      2000           1999          1998
                              BALANCE    RATE  BALANCE  RATE  BALANCE   RATE
 Non-interest bearing
    demand deposits          $ 30,209          $ 30,616       $ 26,827
 Interest bearing demand
     and savings deposits      86,926    4.57%   74,835 3.62%   61,657  3.86%
 Time deposits                104,021    5.90%   93,069 5.24%  100,713  5.75%

 Total                       $221,156          $198,520       $189,197

     Average total deposits in 2000 were $221 million, an increase of 11.4% or $23 million over 1999. Average non-interest-bearing demand deposits as a percentage of total average deposits decreased to 13.66% of total deposits compared to 15.42% in 1999 and 14.18% in 1998. The total average noninterest-bearing and interest-bearing demand, savings, and money market deposits increased to $117 million for 2000 from $105 million in 1999. These deposits as percentage of total average assets were 41.28% for 2000, 43.86% for 1999, and 40.12% for 1998.
                                  -25-
     The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 2000 is approximately $52,816,000. Their maturity distribution as of December 31, 2000 and 1999 is as follows:

                                                (in thousands)
                                                 2000          1999
     - three months or less                  $    9,300  $  10,346
     - over three months through six months  $   19,645  $  12,324
     - over six months through twelve months $   18,823  $   5,381
     - over one year through five years      $    5,048  $   1,076
     - over five years                       $        0  $       0

     Total                                   $   52,816  $  29,127

     The Bank does not have any deposits in foreign banking offices.

 SHORT-TERM BORROWINGS

     Short-term borrowings consist of securities sold under repurchase agreements, an open line of credit from Federal Home Loan Bank, and federal funds purchased. The repurchase agreements are payable on demand. Average total short-term borrowings were $17.2 million in 2000 compared with $11.7 million in 1999. Information related to the Bank's funds purchased and security repurchase agreements for the last three years is as follows:

                                         ($ in thousands)

                                                         2000      1999       1998
     Securities sold under repurchase agreements      $  7,662    $10,738   $ 4,550
     Federal Home Loan Bank open line of credit          3,853          0         0
     Federal funds purchased                                 0     10,477         0

     Totals                                            $11,515    $21,215   $ 4,550

     Average amount outstanding during the year        $17,232    $11,661   $ 3,803
     Maximum amount outstanding at any month's end      26,863     21,215     5,220
     Weighted average interest rate at year end           6.83%      5.90%     5.63%
     Weighted average interest rate during the year       6.62%      5.49%     6.23%

                                  -26-
 SUMMARY QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000, 1999 and 1998.

     THREE MONTHS ENDED

                                      March 31  June 30 September 30 December 31

  ($ in thousands, except per share data)
 2000
 Interest income                        $4,907  $5,305   $5,666     $6,062
 Interest expense                       $2,576  $2,991   $3,414     $3,559
 Net interest income                    $2,331  $2,314   $2,252     $2,503
 Provision for loan losses                $150    $150     $150       $150
 Net income applicable to common stock    $573    $680     $545       $872
 Earnings per common share               $0.64   $0.78    $0.65      $1.04

 1999
 Interest income                        $4,179  $4,281   $4,547     $4,664
 Interest expense                       $2,050  $2,093   $2,208     $2,247
 Net interest income                    $2,129  $2,188   $2,339     $2,417
 Provision for loan losses                 $75     $75     $105       $205
 Net income applicable to common stock    $635    $722     $759       $473
 Earnings per common share               $0.72   $0.82    $0.86      $0.53

 1998
 Interest income                        $4,146  $4,288   $4,252     $4,060
 Interest expense                       $2,164  $2,174   $2,205     $2,179
 Net interest income                    $1,982  $2,114   $2,047     $1,882
 Provision for loan losses                 $75     $75      $75        $75
 Net income applicable to common stock    $390    $638     $719       $342
 Earnings per common share               $0.44   $0.72    $0.81      $0.39

 CAPITAL ADEQUACY

     Stockholders' equity at December 31, 2000, increased to $22,274,374 or $26.53 per share compared with $21,046,417 or $23.83 per share at the end of 1999. Included in capital at year-end 2000 is a $(124,814) equity component compared to $(1,043,128) at December 31, 1999, related to unrealized losses on securities AFS, net of their tax effect. Cash dividend paid in 2000 were $1.03 per share compared to $1.00 per share in 1999.

     The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2000, 1999, 1998, the Company's Tier 1 risk-based capital ratios, total risk-based
                                  -27-
 capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements, (see Item 8, Note 15 of the Notes to Consolidated
 Financial Statements).   Management feels the capital structure of the
 Company is adequate.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments at December 31, 2000, which reflect changes in market prices and rates, can be found in Item 8, Note 17 of the Notes to Consolidated Financial Statements.

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

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        INDEPENDENT AUDITOR'S REPORT



 Board of Directors
 PSB Holdings, Inc.
 Wausau, Wisconsin

 We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000 in conformity with generally accepted accounting principles.

 WIPFLI ULLRICH BERTELSON LLP

 Wipfli Ullrich Bertelson LLP


 January 26, 2001
 Wausau, Wisconsin

                        PSB HOLDINGS, INC.
                          AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 2000 and 1999
                                                          2000        1999
                              ASSETS
 Cash and due from banks                             $ 9,225,645   $11,925,985
 Interest-bearing deposits and money market funds         88,494        61,779
 Federal funds sold                                       53,000
 Securities:
     Held to maturity (fair values of $14,005,308
     and $13,472,511, in 2000 and 1999, respectively) 13,974,600    13,843,068
     Available for sale (at fair value)               50,130,739    46,489,186
 Loans held for sale                                     114,000
 Loans receivable, net of allowance for loan losses
   of $2,407,439 and $2,099,241 in 2000 and 1999,
    respectively                                     224,701,647   180,524,113
 Accrued interest receivable                           2,101,513     1,746,038
 Premises and equipment                                4,750,856     3,897,223
 Other assets                                          1,098,328     1,401,641

 TOTAL ASSETS                                       $306,238,822  $259,889,033

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest-bearing deposits                      $ 35,192,386  $ 33,657,598
 Interest-bearing deposits                           206,341,892   168,696,643

     Total deposits                                  241,534,278   202,354,241

 Short-term borrowings                                11,514,743    21,214,890
 Long-term borrowings                                 28,000,000    13,000,000
 Accrued expenses and other liabilities                2,915,427     2,273,485

     Total liabilities                               283,964,448   238,842,616

 Stockholders' equity:
     Common stock - No-par value with a stated value
     of $2 per share:
         Authorized - 1,000,000 shares
         Issued - 902,425 shares                       1,804,850     1,804,850
     Additional paid-in capital                        7,158,505     7,158,505
     Retained earnings                                15,726,996    13,928,790
     Accumulated other comprehensive loss, net of tax   (124,814)   (1,043,128)
     Treasury stock, at cost - 62,720 shares and
       19,190 shares in 2000 and 1999, respectively   (2,291,163)     (802,600)

         Total stockholders' equity                   22,274,374    21,046,417

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $306,238,822  $259,889,033

        See accompanying notes to consolidated financial statements.

                             PSB HOLDINGS, INC.
                              AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                         2000          1999         1998
 Interest income:
     Interest and fees on loans       $18,259,930  $14,065,041 $13,403,646
     Interest on securities:
         Taxable                        2,888,251    2,821,551   2,394,816
         Tax-exempt                       597,000      649,901     625,427
     Other interest and dividends         194,503      134,512     322,546
         Total interest income         21,939,684   17,671,005  16,746,435
 Interest expense:
     Deposits                          10,105,320    7,584,588   8,175,617
     Short-term borrowings              1,140,346      639,760     237,059
     Long-term borrowings               1,294,350      373,416     308,913
         Total interest expense        12,540,016    8,597,764   8,721,589
 Net interest income                    9,399,668    9,073,241   8,024,846
 Provision for loan losses                600,000      460,000     300,000
 Net interest income after
 provision for loan losses              8,799,668    8,613,241   7,724,846

 Noninterest income:
     Service fees                         855,069      708,794     699,145
     Net realized gain on sale of
     securities available for sale                                  35,867
     Gain on sale of loans                 66,440      223,002     332,027
     Investment sales commissions         195,212      137,621     146,756
     Other operating income               329,548      195,230     192,903
         Total noninterest income       1,446,269    1,264,647   1,406,698
 Noninterest expense:
     Salaries and employee benefits     3,841,735    3,621,239   3,330,964
     Loss on settlement of pension plan                            405,891
     Occupancy                            937,071      858,719     827,558
     Data processing and other office
     operations                           459,746      440,588     421,488
     Advertising and promotion            211,073      222,435     201,754
     Other operating                    1,024,693    1,078,425     927,312
         Total noninterest expense      6,474,318    6,221,406   6,114,967

 Income before income taxes             3,771,619    3,656,482   3,016,577
 Provision for income taxes             1,102,000    1,067,500     928,000
 Net income                            $2,669,619   $2,588,982  $2,088,577
 Basic and diluted earnings per share  $     3.11   $     2.93  $     2.36
 Weighted average shares outstanding      858,286      883,235     883,235

          See accompanying notes to consolidated financial statements.

                        PSB HOLDINGS, INC.
                          AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                         ACCUMULATED
                                                 ADDITIONAL              OTHER
                                       COMMON     PAID-IN     RETAINED   COMPREHENSIVE   TREASURY
                                       STOCK      CAPITAL     EARNINGS   INCOME (LOSS)   STOCK        TOTALS
 Balance, January 1, 1998           $1,804,850  $7,158,505   $10,955,877 $  100,543    $(802,600)   $19,217,175

 Comprehensive income:
    Net income                                                 2,088,577                              2,088,577
    Unrealized gain on securities
    available for sale, net of tax
     of $36,245                                                              71,874                      71,874
     Total comprehensive income                                                                       2,160,451

 Cash dividends declared $.93
    per share                                                   (821,411)                              (821,411)
 Balance, December 31, 1998          1,804,850   7,158,505    12,223,043    172,417     (802,600)    20,556,215

 Comprehensive income:
    Net income                                                 2,588,982                              2,588,982
    Unrealized loss on securities
     available for sale, net of tax
     of $553,766                                                         (1,215,545)                 (1,215,545)
        Total comprehensive income                                                                    1,373,437

 Cash dividends declared $1.00
   per share                                                    (883,235)                              (883,235)
 Balance, December 31, 1999          1,804,850   7,158,505    13,928,790 (1,043,128)    (802,600)    21,046,417

 Comprehensive income:
    Net income                                                 2,669,619                              2,669,619
    Unrealized gain on securities
     available for sale, net of tax
     of $381,507                                                            918,314                     918,314
        Total comprehensive income                                                                    3,587,933

 Purchase of treasury stock                                                           (1,488,563)    (1,488,563)
 Cash dividends declared $1.03
  per share                                       (871,413)                                            (871,413)
 Balance, December 31, 2000         $1,804,850  $7,158,505  $15,726,996  $ (124,814) $(2,291,163)  $ 22,274,374

        See accompanying notes to consolidated financial statements.

                        PSB HOLDINGS, INC.
                         AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                                                      2000         1999         1998
 Cash flows from operating activities:
    Net income                                                  $  2,669,619 $  2,588,982 $  2,088,577
    Adjustments to reconcile net income to net
      cash provided by operating activities:
     Provision for depreciation and net amortization                 570,555      554,059      520,981
     Benefit from deferred income taxes                              (81,000)     (70,000)    (169,900)
     Provision for loan losses                                       600,000      460,000      300,000
     Proceeds from sales of loans held for sale                    4,722,650   21,214,462   26,186,442
     Originations of loans held for sale                          (4,770,210) (17,871,010) (28,674,365)
     Gain on sale of loans                                           (66,440)    (223,002)    (332,027)
     Gain on sale of premises and equipment                          (69,000)
     Net gain on sale of other real estate                                        (21,461)      (4,134)
     Net gain on sale of securities available for sale                                         (35,867)
     FHLB stock dividends                                            129,800
     Changes in operating assets and liabilities:
         Accrued interest receivable                                (355,475)     (20,695)      12,150
         Other assets                                                 75,956     (109,686)     (25,811)
         Accrued expenses and other liabilities                      540,486     (276,212)     316,587
    Net cash provided by operating activities                      3,966,941    6,225,437      182,633
    Cash flows from investing activities:
     Proceeds from sale and maturities of:
         Held to maturity securities                               1,290,001    2,865,000    1,340,000
         Available for sale securities                             6,393,719   13,262,495   17,470,126
     Payment for purchase of:
         Held to maturity securities                              (1,439,927)  (2,664,188)  (2,881,464)
         Available for sale securities                            (8,878,698) (13,653,389) (27,616,227)
     Net increase in loans                                       (44,777,534) (32,402,322)  (1,709,893)
     Net (increase) decrease in interest-bearing
       deposits and money market funds                               (26,715)     679,214     (587,722)
     Net decrease (increase) in federal funds sold                   (53,000)   3,934,000   (3,934,000)
     Capital expenditures                                         (1,442,917)    (522,284)    (633,488)
     Proceeds from sale of premises and equipment                    119,568
     Proceeds from sale of other real estate                          24,196       76,722      503,667
    Net cash used in investing activities                        (48,791,307) (28,424,752) (18,049,001)

                            PSB HOLDINGS, INC.
                             AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                (Continued)
                                                                      2000         1999         1998
 Cash flows from operating activities:
    Net increase in non-interest-bearing deposits               $  1,534,788    $ 507,689 $  5,585,407
    Net increase in interest-bearing deposits                     37,645,249    2,046,655    7,611,785
    Net increase (decrease) in short-term
      borrowings                                                  (9,700,147)  16,665,382      589,466
     Proceeds from issuance of long-term
       borrowings                                                 25,000,000   10,000,000    3,000,000
     Repayments of long-term borrowings                          (10,000,000)  (3,000,000)
     Dividends paid                                                 (867,301)    (846,189)    (791,254)
     Purchase of treasury stock                                   (1,488,563)
    Net cash provided by financing activities                     42,124,026   25,373,537   15,995,404
    Net increase (decrease) in cash and due from banks            (2,700,340)   3,174,222   (1,870,964)
    Cash and due from banks at beginning                          11,925,985    8,751,763   10,622,727
    Cash and due from banks at end                              $  9,225,645  $11,925,985 $  8,751,763
    Supplemental cash flow information:
    Cash paid during the year for:
     Interest                                                   $ 12,071,704 $  8,738,300 $  8,734,905
     Income taxes                                                    983,000    1,416,524      877,563
    Noncash investing and financing activities:
    Loans charged off                                                314,876      432,444      207,450
    Loans transferred to other real estate                            17,352       79,457      198,544

        See accompanying notes to consolidated financial statements.

                                  -34-
 NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPAL BUSINESS ACTIVITY

 PSB Holdings, Inc. and Subsidiary (the "Company"), operates Peoples State Bank (the "Bank"), a full-service financial institution with a primary marketing area including, but not limited to, the greater Wausau, Wisconsin area in Marathon County, and Rhinelander, Wisconsin in Oneida County. It provides a variety of banking products including uninsured investment product sales and long-term fixed rate residential mortgages.

 PRINCIPLES OF CONSOLIDATION

 All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to the general practices within the banking industry.

 USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

 Trading securities include those securities bought and held principally for the purpose of selling them in the near future. The Company has no trading securities.
                                  -35-
 NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 SECURITIES (Continued)
 Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders' equity.

 Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

 INTEREST AND FEES ON LOANS

 Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on impaired loans is consistent with the recognition on all other loans (as detailed above). Fees received on loans are credited to income when received.

 ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

 In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.
                                  -36-
 NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 FORECLOSED REAL ESTATE

 Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

 RETIREMENT PLANS

 The Company maintains a defined contribution 401(k) profit-sharing plan which covers substantially all full-time employees.

 INCOME TAXES

 Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.
                                  -37-
 NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 ADVERTISING AND PROMOTIONAL COSTS

 Costs relating to Company advertising and promotion are generally expensed when paid.

 EARNINGS PER SHARE

 Earnings per share are based upon the weighted average number of shares outstanding.

 RECLASSIFICATIONS

 Certain prior year balances have been reclassified to conform to current year presentation.

 NOTE 2   CHANGES IN ACCOUNTING PRINCIPLES

 Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, " Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under these SFAS, the Company must recognize all material derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value are generally recognized in earnings in the period of the change. The adoption of SFAS No. 133 and No. 138 did not have a material impact on the Company's financial condition or results of operations.

 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Under this SFAS, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial condition or results of operations.

 Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was issued in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of those plans. It standardized the disclosure requirement and required additional information on changes in benefit obligations and fair value of plan assets, and eliminated certain disclosures which were no longer considered useful. The disclosure requirements had no impact on the Company's financial position or results of operations.
                                  -38-
 NOTE 3   CASH AND DUE FROM BANKS

 Cash and due from banks in the amount of $875,000 was restricted at December 31, 2000 to meet the reserve requirements of the Federal Reserve System.

 In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company and its subsidiary also maintain cash balances in money market funds. Such balances are not insured. Total uninsured balances at December 31, 2000 totaled $6,348,019.

 NOTE 4   SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:

                                                      GROSS           GROSS       ESTIMATED
                                       AMORTIZED      UNREALIZED      UNREALIZED  FAIR
                                       COST           GAINS           LOSSES      VALUE
 DECEMBER 31, 2000

 Securities held to maturity -
   Obligations of states and political
     SUBDIVISIONS                       $ 13,974,600  $   101,316  $     70,608  $ 14,005,308

 Securities available for sale:
   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies          $ 48,278,448  $   194,876  $    398,957  $ 48,074,367

   OTHER EQUITY SECURITIES                 2,056,372                                2,056,372

 TOTALS                                 $ 50,334,820  $   194,876  $    398,957  $ 50,130,739

 DECEMBER 31, 1999

 Securities held to maturity -
   Obligations of states and political
     SUBDIVISIONS                       $ 13,843,068  $    17,904  $    388,461  $ 13,472,511

 Securities available for sale:
   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies          $ 47,245,814  $    13,398  $  1,517,300  $ 45,741,912

   OTHER EQUITY SECURITIES                   747,274                                  747,274

 TOTALS                                 $ 47,993,088  $    13,398  $  1,517,300  $ 46,489,186

 The amortized cost and estimated fair value of debt securities held to maturity and securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               ESTIMATED
                                                    AMORTIZED  FAIR
                                                      COST     VALUE
          SECURITIES HELD TO MATURITY

          Due in one year or less               $    855,392 $    856,165
          Due after one year through five years    4,582,808    4,616,128
          DUE AFTER FIVE YEARS THROUGH TEN YEARS   8,536,400    8,533,015

          TOTALS                                 $13,974,600  $14,005,308

          SECURITIES AVAILABLE FOR SALE

          Due in one year or less               $  4,599,564 $  4,588,552
          Due after one year through five years   15,994,892   15,892,650
          Due after five years through ten years   3,977,666    3,929,126

          MORTGAGE-BACKED SECURITIES              23,706,326   23,664,039

          TOTALS                                 $48,278,448  $48,074,367

 Securities with an approximate carrying value of $12,554,863 and $20,207,957 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and short-term borrowings and for other purposes required by law.

 No securities were sold in 2000 or 1999. Proceeds from securities sales in 1998 were $1,533,300. Gross gains of $35,867 were realized on those sales.

 As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on the anticipated level of borrowings to be advanced. This stock is recorded at cost which approximates fair value. Transfer of the stock is substantially restricted. Equity securities include $2,008,700 and $699,600 of FHLB stock at December 31, 2000 and 1999, respectively.

 NOTE 5   LOANS

 The composition of loans is as follows:

                                                  2000        1999
          Commercial and industrial          $ 53,420,913 $ 51,053,737
          Real estate mortgage
          (commercial and residential)        149,859,334  111,923,276
          Real estate construction             11,231,393    9,653,803
          CONSUMER AND INDIVIDUAL              15,784,138   13,374,588

          Subtotals                           230,295,778  186,005,404
          Less:
             Loans in process of disbursement   3,186,692    3,382,050
             ALLOWANCE FOR LOAN LOSSES          2,407,439    2,099,241

          NET LOANS                          $224,701,647 $180,524,113

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

                                               2000      1999
          Loans outstanding, January 1   $  4,344,679  $  5,038,511
          New loans                         2,045,266     3,411,051
          REPAYMENTS                       (2,391,667)   (4,104,883)

          LOANS OUTSTANDING, DECEMBER 31 $  3,998,278  $  4,344,679

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

 An analysis of impaired loans follows:

               AT DECEMBER 31,                    2000      1999
          Nonaccrual                        $   802,907  $   509,971
          ACCRUING INCOME                     1,097,938    1,696,412

          Total impaired loans                1,900,845    2,206,383
          LESS - ALLOWANCE FOR LOAN LOSSES      322,104      297,009

          NET INVESTMENT IN IMPAIRED LOANS  $ 1,578,741  $ 1,909,374

               YEARS ENDED DECEMBER 31,          2000        1999          1998

          Average recorded investment, net
            OF ALLOWANCE FOR LOAN LOSSES    $ 1,947,806  $ 1,874,008    $ 819,630

          INTEREST INCOME RECOGNIZED        $   174,963  $   118,162    $  39,569

          Interest income recognized on a
            CASH BASIS ON IMPAIRED LOANS    $   101,618  $     6,366    $   2,769

 An analysis of the allowance for loan losses for the three years ended December 31, follows:

                                     2000        1999          1998
          Balance, January 1    $ 2,099,241  $ 1,946,864  $ 1,845,064
          Provision charged to
            operating expense       600,000      460,000      300,000
          Recoveries on loans        23,074      124,821        9,250
          LOANS CHARGED OFF        (314,876)    (432,444)    (207,450)

          BALANCE, DECEMBER 31  $ 2,407,439  $ 2,099,241  $ 1,946,864

 NOTE 6   PREMISES AND EQUIPMENT

 An analysis of premises and equipment follows:

                                                               2000        1999
          Land                                             $ 1,605,349   $  709,117
          Buildings and improvements                         3,793,211    3,466,588
          Furniture and equipment                            3,526,351    3,196,731
          CONSTRUCTION IN PROGRESS                               8,470      162,947

          Total cost                                         8,933,381    7,535,383
          LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION   4,182,525    3,638,160

          TOTAL                                            $ 4,750,856   $3,897,223

 Depreciation and amortization charged to operating expenses amounted to $544,366 in 2000, $511,047 in 1999 and $493,934 in 1998.

 NOTE 7   DEPOSITS
 At December 31, 2000, certificate of deposit and IRA accounts have scheduled maturity dates as follows:

          2001                         $  93,183,149
          2002                            15,148,347
          2003                             3,457,409
          2004                             1,968,304
          2005                               204,790

          TOTAL                        $ 113,961,999

 Certificate of deposit and IRA accounts with individual balances greater than $100,000 totaled $47,228,159 and $24,760,217 at December 31, 2000 and
 1999, respectively.

 Deposits from Company directors, officers, and related parties at December 31, 2000 and 1999 totaled $5,513,988 and $5,772,331, respectively.
                                  -44-
 NOTE 8   SHORT-TERM BORROWINGS
 Short-term borrowings consist of the following at December 31:

                                                  2000      1999
 Securities sold under repurchase agreement  $ 7,661,743  $10,737,890
 FHLB open line of credit                      3,853,000
 FEDERAL FUNDS PURCHASED                                   10,477,000

          TOTALS                             $11,514,743  $21,214,890

 As a member of the FHLB system, the Company may draw on a line of credit totaling approximately $50,000,000. At December 31, 2000, the Company's available and unused portion of this line of credit totaled approximately $18,000,000.

 The Company pledges U.S. Treasury and agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities totaled $8,108,140 and $15,378,207 at December 31, 2000 and 1999, respectively.

 Repurchase agreements with Company directors, officers, and related parties at December 31, 2000 and 1999 totaled $4,500,000 and $6,122,705, respectively.

 The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                            2000         1999        1998
          As of end of year:
            Weighted average rate              6.83%        5.90%        5.63%
          For the year:
            Highest month-end balance   $26,862,797  $21,214,890  $ 5,220,455
            Daily average balance       $17,232,498  $11,660,602  $ 3,803,415
            Weighted average rate              6.62%        5.49%        6.23%

 NOTE 9   LONG-TERM BORROWINGS
 Long-term borrowings at December 31, consist of the following:

                                                              2000         1999
 Note payable to the FHLB, monthly interest payments
 only at 5.07%, due February 2008, callable beginning
 February 2001                                            $ 3,000,000  $ 3,000,000

 Note payable to the FHLB, monthly interest payments
 only at 6.50%, due November 2003                           6,000,000

 Note payable to the FHLB, monthly interest payments
 only at 6.21%, due February 2005, callable beginning
 February 2001                                              5,000,000

 Note payable to the FHLB, monthly interest payments
 only at 6.17%, due March 2005, callable beginning
 March 2001                                                 8,000,000

 Note payable to the FHLB, monthly interest payments
 only at 6.10%, due April 2005, callable beginning
 January 2001                                               6,000,000

 4.97% to 5.15% notes payable to the FHLB, monthly
 INTEREST PAYMENTS ONLY, REPAID VIA CALL DURING 2000                    10,000,000

 TOTALS                                                   $28,000,000  $13,000,000

 The scheduled principal maturities are:

          2001                                     $
          2002
          2003                                       6,000,000
          2004
          2005                                      19,000,000
          THEREAFTER                                 3,000,000

          TOTAL                                    $28,000,000

 The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling in excess of $47,000,000 and $22,000,000 at December 31, 2000 and 1999, respectively.
                                  -46-
 NOTE 10  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

 The Company has established a 401(k) profit-sharing contribution pension plan for its employees. The Company matches 50% of employees' salary deferrals up to the first 4% of pay deferred. The Company also may declare a discretionary profit-sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2000, 1999, and 1998 was $160,166, $173,858, and $159,014, respectively.

 The Company approved formation of an employee stock ownership plan (ESOP) during 2000. The plan is still in development and no activity has occurred within the plan.

 The Company also maintained an unfunded retirement plan for its directors which terminated effective December 31, 2000. Benefits were frozen at that date. The plan will pay retired directors who have at least 15 years of service as of December 31, 2000, 50% of the fees received from 1996 through 2000. Five directors are eligible for these benefits. Details regarding the actuarial benefit obligation and related disclosures are not available. The liability recognized in the financial statements for this plan was $130,981 and $156,285 at December 31, 2000 and 1999,
 respectively. There was no provision for plan expense during 1999 or 1998. The reduction of the liability resulted in the reversal of expense totaling $25,304 for the year ended December 31, 2000.

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

 The Company also maintains an unfunded postretirement health care benefit plan which covers the officers of the Company. After retirement, the Company will pay between 25% and 50% of the health insurance premiums for former Company officers. To qualify, an officer must have at least 15 years of service, be employed by the Company at retirement, and must be 62 years of age at retirement. The actual amount paid is based upon years of service to the Company.
                                  -47
 NOTE 10  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

 The following tables provide a reconciliation of changes in the postretirement health care benefit plan for the years ended December 31, 2000 and 1999:

                                                     2000      1999
 Reconciliation of benefit obligations:
   Obligation at January 1                         $ 201,637   $ 167,930
            Service cost                              15,466      13,134
            Interest cost                             21,771      19,314
            Benefit payments                          (9,213)     (6,137)
            NET AMORTIZATION OF PRIOR SERVICE COSTS    7,396       7,396

          OBLIGATION AT DECEMBER 31                $ 237,057   $ 201,637

 The following table provides the components of net periodic benefit cost (income) of the plans for the years ended December 31, 2000, 1999, and 1998:

                                                                       DEFINED
                                              POSTRETIREMENT           BENEFIT
                                               HEALTH CARE             PENSION
                                               BENEFIT PLAN            Plan
                                        2000      1999        1998      1998
          Service cost               $  15,466  $  13,134  $  11,176  $
          Interest cost                 21,771     19,314     16,658     9,723
          Return on plan assets                                         (8,060)

          Net amortization
            transition and prior
            SERVICE COSTS (INCOME)       7,396      7,396      7,396   (16,075)

          Net periodic pension
            cost (income)               44,633     39,844     35,230   (14,412)
          SETTLEMENT LOSS                                              405,891

          Net periodic benefit cost
            AFTER SETTLEMENT         $  44,633  $  39,844  $  35,230  $391,479

                                  -48-
 NOTE 10  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

 The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                           POSTRETIREMENT
                                            HEALTH CARE
 BENEFIT PLAN
                                       2000      1999      1998
          Discount rate                7.50%   7.50%     7.50%
          Health care cost trend rate  7.25%   7.50%     7.25%

 The health care cost trend rate is anticipated to be 7.00% in 2001, grading down .25% per year to 5.00%.

 Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit plan. A 1% increase in assumed health care cost trend rates would have the following effects:

                                                 2000      1999      1998
          Effect on service and interest cost  $ 8,813  $ 8,011  $ 5,681
          Effect on accumulated benefit
             obligation at December 31          65,014   59,971   43,082

 NOTE 11  SELF-FUNDED HEALTH INSURANCE PLAN

 The Company has established an employee medical benefit plan to self-insure claims up to $15,000 per year for each individual with a $286,690 stop-loss per year for participants in the aggregate. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid as of December 31, 2000 was $60,824. No liability was recorded as of December 31, 1999. Health insurance expense recorded in 2000, 1999, and 1998 was $278,639, $168,564, and $143,969, respectively.
                                  -49-
 NOTE 12  INCOME TAXES

 The components of the income tax provision are as follows:

                                                2000         1999         1998
          Current income tax provision:
            Federal                         $ 1,101,000  $ 1,016,000  $   991,400
            STATE                                82,000      121,500      106,500

          TOTAL CURRENT                       1,183,000    1,137,500    1,097,900

          Deferred income tax benefit:
            Federal                             (60,000)     (60,000)    (142,400)
            STATE                               (21,000)     (10,000)     (27,500)

          TOTAL DEFERRED                        (81,000)     (70,000)    (169,900)

          TOTAL PROVISION FOR INCOME TAXES  $ 1,102,000  $ 1,067,500  $   928,000

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred tax assets are as follows:

                                                                  2000      1999
          Deferred tax assets:
            Allowance for loan losses                       $   833,600  $   708,800
            Deferred compensation                                51,600       68,800
            State net operating loss                             16,800       13,000
            Post-retirement health care benefits                 89,300       73,500
            Employee pension plan                                29,500       41,000
            Unrealized loss on securities available for sale     79,267      560,774
            LESS - VALUATION ALLOWANCES                         (16,800)    (113,000)
          GROSS DEFERRED TAX ASSETS                           1,083,267    1,352,874

          Deferred tax liabilities:
            Premises and equipment                              117,700      138,500
            FHLB stock                                           51,100
            OTHER                                                 6,400        5,800
          GROSS DEFERRED TAX LIABILITIES                        175,200      144,300

          NET DEFERRED TAX ASSETS                           $   908,067  $ 1,208,574

                                  -50-
 NOTE 12  INCOME TAXES (Continued)
 The Company and its subsidiary pay state income taxes on individual, unconsolidated net earnings. At December 31, 2000, net operating loss carryforwards at the parent company of approximately $313,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2012. A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income. At December 31, 1999, a valuation allowance of $100,000 was also recognized to offset deferred tax assets related to unrealized capital losses of approximately $295,000.

 A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

                               2000                 1999               1998
                                   PERCENT              PERCENT            PERCENT
                                   OF                   OF                 OF
                                   PRETAX               PRETAX             PRETAX
                         AMOUNT    INCOME      AMOUNT   INCOME    AMOUNT   INCOME

 Tax expense at
   statutory rate     $ 1,282,000   34.0  $ 1,243,000   34.0 $ 1,026,000    34.0
 Increase (decrease)
   in taxes resulting
   from:
     Tax-exempt          (215,000)  (5.7)    (221,900)  (6.1)   (194,000)   (6.4)
       interest
     State income tax      40,300    1.1       73,600    2.0      52,000     1.7
     OTHER                 (5,300)  (0.2)     (27,200)  (0.7)     44,000     1.5

 Provision for
   INCOME TAXES       $ 1,102,000   29.2  $ 1,067,500   29.2  $  928,000    30.8

 NOTE 13  LEASES

 The Company leases various pieces of equipment under cancelable leases and space for two branch locations under noncancelable leases. The Company has the option to renew the noncancelable branch location leases for an
                                  -51-
 additional term upon expiration. All leases are classified as operating. Future minimum payments under the noncancelable leases are as follows:

          2001                                        $ 49,722
          2002                                          62,252
          2003                                          38,677
          2004                                          39,574
          2005                                          43,531
          THEREAFTER                                    14,964

          TOTAL                                      $ 248,720

 Rental expense for all operating leases was $43,468, $39,104, and $32,462 for the years ended December 31, 2000, 1999, and 1998, respectively.

 NOTE 14  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

 CREDIT RISK

 The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

 The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, are as follows:

                                                     2000      1999
          Commitments to extend credit:
            Fixed rate                          $ 10,122,861  $ 10,525,503
            Variable rate                         18,085,926    15,915,386
          Letters of credit - Variable rate          651,167       845,952
          CREDIT CARD COMMITMENTS - FIXED RATE     2,970,366     2,667,512

          TOTALS                                $ 31,830,320  $ 29,954,353

                                  -52-
 NOTE 14  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

 CREDIT RISK (Continued)

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

 CONCENTRATION OF CREDIT RISK

 The Company grants residential mortgage, commercial, and consumer loans predominantly in the greater Wausau, Wisconsin area in Marathon County, and Rhinelander, Wisconsin in Oneida County. There are no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.

 CONTINGENCIES

 In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

 Under the most recent provisions approved by the Company's Board of Directors, up to 45,000 shares may be repurchased from shareholders from time to time at the prevailing market price. As of December 31, 2000, 43,530 shares have already been repurchased from shareholders.
                                  -53-
 NOTE 14  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

 INTEREST RATE RISK

 The Company originates and holds adjustable rate mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 2000, none of the approximately $19,816,000 of variable rate loans had reached the interest rate cap.

 NOTE 15  CAPITAL REQUIREMENTS

 The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

 Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

 As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.
                                  -54-
 The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                          TO BE WELL-
                                                                          CAPITALIZED UNDER
                                                      FOR CAPITAL         PROMPT CORRECTIVE
                                   ACTUAL             ADEQUACY PURPOSES   ACTION PROVISIONS
                                   AMOUNT    RATIO   AMOUNT    RATIO      AMOUNT    RATIO

 As of December 31, 2000:
   Total capital (to risk
     weighted assets):
     Consolidated               $24,806,000  12.1%  $16,392,000 8.0%          N/A
     Subsidiary bank            $24,722,000  12.1%  $16,392,000 8.0   $20,491,000  10.0%

   Tier I capital (to risk
     weighted assets):
     Consolidated               $22,399,000  10.9%  $8,196,000 4.0%           N/A
     Subsidiary bank            $22,315,000  10.9%  $8,196,000 4.0%   $12,294,000   6.0%

   Tier I capital (to
     average assets):
     Consolidated               $22,399,000  7.4%  $12,122,000 4.0%           N/A
     Subsidiary bank            $22,315,000  7.4%  $12,122,000 4.0%   $15,153,000   5.0%

 As of December 31, 1999:
   Total capital (to risk
     weighted assets):
     Consolidated               $24,189,000  13.4% $14,402,000 8.0%           N/A
     Subsidiary bank            $23,965,000  13.3% $14,401,000 8.0%   $18,001,000  10.0%

   Tier I capital (to risk
     weighted assets):
     Consolidated               $22,090,000  12.3% $ 7,201,000 4.0%            N/A
     Subsidiary bank            $21,866,000  12.1% $ 7,200,000 4.0%    $10,800,000  6.0%

   Tier I capital (to
     average assets):
     Consolidated               $22,090,000  8.7%  $10,128,000 4.0%           N/A
     Subsidiary bank            $21,866,000  8.6%  $10,128,000 4.0%   $12,660,000   5.0%

                                  -55-
 NOTE 16  RESTRICTIONS ON RETAINED EARNINGS

 The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to the Company. At December 31, 2000, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $6,100,000.

 NOTE 17  FAIR VALUE OF FINANCIAL INSTRUMENTS

 Current accounting standards require that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

 Cash and Short-Term Investments: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits and money market funds, and federal funds sold approximate the fair value of these assets.

 Securities: Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

 Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination. The carrying amount of accrued interest approximates its fair value.

 Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

 Short-Term Borrowings: The fair value of short-term borrowings with no stated maturity, such as federal funds purchased, is equal to the amount payable on demand at the reporting
                                  -56-
 NOTE 17  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

 Off-Balance-Sheet Instruments: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

 The carrying amounts and fair values of the Company's financial instruments consisted of the following at December 31:

                                        2000                         1999

                             CARRYING        ESTIMATED      CARRYING     ESTIMATED
                              AMOUNT        FAIR VALUE      AMOUNT      FAIR VALUE
 Financial assets:
 Cash and short-term
 investments             $   9,367,139  $   9,367,139  $ 11,987,763  $ 11,987,763
 Securities                 64,105,339     64,136,047    60,332,254    59,961,697
 Net loans                 224,815,647    227,772,909   180,524,112   180,032,781

 Financial liabilities:
 Deposits                  241,534,278    241,970,455   202,354,241   202,400,590
 Short-term borrowings      11,514,743     11,564,152    21,214,890    21,200,651
 Long-term borrowings       28,000,000     28,052,483    13,000,000    12,907,246

 LIMITATIONS

 Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based
                                  -57-
 on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

 NOTE 18  SUBSEQUENT EVENT

 Subsequent to year-end, the Company authorized formation of an incentive stock option plan subject to stockholders' approval. The plan calls for up to 15,000 options to purchase common shares to be issued during 2001 and 2002.

 NOTE 19  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

 The following condensed balance sheets as of December 31, 2000 and 1999, and condensed statements of income and cash flows for the years ended December 31, 2000, 1999, and 1998, for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

                               BALANCE SHEETS
                         December 31, 2000 and 1999

      ASSETS                                      2000            1999
 Cash and due from banks                    $     627,714  $     752,995
 Investment in subsidiary                      22,189,893     20,823,276
 OTHER ASSETS                                      26,306         35,573

 TOTAL ASSETS                               $  22,843,913  $  21,611,844


    LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued dividends payable                  $     569,539  $     565,427
 TOTAL STOCKHOLDERS' EQUITY                    22,274,374     21,046,417

 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                   $  22,843,913  $  21,611,844

                                  -58-
 NOTE 19  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                            STATEMENTS OF INCOME
               Years Ended December 31, 2000, 1999, and 1998

                                                   2000         1999      1998
 Income:
   Dividends from subsidiary                   $  2,269,000  $   909,000   $   967,000
   INTEREST                                           5,235        8,148         2,383

      TOTAL INCOME                                2,274,235      917,148       969,383

 Expenses:
   Interest                                           8,577
   OTHER                                             66,342       77,589        54,418

      TOTAL EXPENSES                                 74,919       77,589        54,418

 Income before income taxes and equity in
   undistributed net income of subsidiary         2,199,316      839,559       914,965
 PROVISION FOR INCOME TAX BENEFIT                   (22,000)     (22,000)      (17,000)

 Net income before equity in undistributed
   net income of subsidiary                       2,221,316      861,559       931,965
 Equity in undistributed net income of
   SUBSIDIARY                                       448,303    1,727,423     1,156,612

 NET INCOME                                    $  2,669,619  $ 2,588,982   $ 2,088,577

                          STATEMENTS OF CASH FLOWS
               Years Ended December 31, 2000, 1999, and 1998

                                                          2000        1999          1998
 Increase (decrease) in cash and due from
   banks:
     Cash flows from operating activities:
       Net income                                   $ 2,669,619  $  2,588,982  $  2,088,577
       Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Equity in net income of subsidiary          (2,717,303)   (2,636,423)   (2,123,612)
         Net amortization                                 8,965        21,517        21,517
         (INCREASE) DECREASE IN OTHER ASSETS                302        (9,607)       28,002

     Net cash provided by (used in) operating
       ACTIVITIES                                       (38,417)      (35,531)       14,484

     Cash flows from investing activities -
       DIVIDENDS RECEIVED FROM SUBSIDIARY             2,269,000       909,000       967,000

     Cash flows from financing activities:
       Dividends paid                                  (867,301)     (846,189)     (791,254)
       PURCHASE OF TREASURY STOCK                    (1,488,563)

     NET CASH USED IN FINANCING ACTIVITIES           (2,355,864)     (846,189)     (791,254)

 Net increase in cash and due from banks               (125,281)       27,280       190,230
 CASH AND DUE FROM BANKS AT BEGINNING                   752,995       725,715       535,485

 CASH AND DUE FROM BANKS AT END                     $   627,714   $   752,995   $   725,715

 ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  -60-
 PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Proposal No. 1 - Election of Directors," pages 3 through 4, of the Company's proxy statement dated March 31, 2001 (the "2001 Proxy Statement"). Information relating to executive officers is found in Part I of this Form 10-K, page 3. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the 2001 Proxy Statement.

 ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to director compensation is incorporated into this Form 10-K by this reference to the material under the subcaption "Compensation of Directors," pages 5 and 6 of the 2001 Proxy Statement. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the subcaption "Summary Compensation Table," page 9, and (2) the material set forth under the subcaption "Compensation Committee and Board Interlocks and Insider Participation," page 10, in the 2001 Proxy Statement.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock," pages 7 and 8, in the 2001 Proxy Statement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to transactions with management is incorporated into this Form 10-K by this reference to the material set forth under the subcaption "Certain Relationships and Related Transactions," page 11, in the 2001 Proxy Statement.
                                  -61-
                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)  Documents filed as part of this report.

     (1) The financial statements filed as part of this report are set forth on pages 30-61 herein.

     (2)  No financial statement schedules are required by Item 14(d).

     (3)  Exhibits.

 The following exhibits required by Item 601 of Regulation S-K are filed with the Securities and Exchange Commission as part of this report.

     Exhibit
     NUMBER             DESCRIPTION

     3.1     Restated Articles of Incorporation, as amended

     3.2     Bylaws

     4.1     Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

     10.1    Bonus Plan of Directors of the Bank

     10.2    Non-Qualified Retirement Plan for Directors of the Bank

     10.4    Consulting Agreement with Chairman of the Board

     21.1    Subsidiaries of the Company

 (b)  Reports on Form 8-K.

     None.
                                  -62-


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PSB Holdings, Inc.

     By    DAVID K. KOPPERUD                     March 29, 2001
           David K. Kopperud, President
           and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2001.

      SIGNATURE AND TITLE           SIGNATURE AND TITLE

 DAVID K. KOPPERUD                 TODD R. TOPPEN

 David K. Kopperud, President      Todd R. Toppen, Treasurer
 Chief Executive Officer           (Chief Financial and
                                   Principal Accounting Officer)
 DIRECTORS:

 GORDON P. CONNOR                  PATRICK L. CROOKS

 Gordon P. Connor                  Patrick L. Crooks

 WILLIAM J. FISH                   CHARLES A. GHIDORZI

 William J. Fish                   Charles A. Ghidorzi

 GORDON P. GULLICKSON              LAWRENCE HANZ, JR.

 Gordon P. Gullickson              Lawrence Hanz, Jr.

 THOMAS R. POLZER                  THOMAS A. RIISER

 Thomas A. Polzer                  Thomas A. Riiser

 WILLIAM M. REIF                   EUGENE WITTER

 William M. Reif                   Eugene Witter

                               EXHIBIT INDEX
                                     TO
                                 FORM 10-K
                                     OF
                             PSB HOLDINGS, INC.
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. 232.102(d)


 Exhibit
 NUMBER             DESCRIPTION

 3.1     Restated Articles of Incorporation, as amended

 3.2     Bylaws

 4.1     Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

 10.1    Bonus Plan of Directors of the Bank

 10.2    Non-Qualified Retirement Plan for Directors of the Bank

 10.4    Consulting Agreement with Chairman of the Board

 21.1    Subsidiaries of the Company
                                  -64-