Form 10-Q
period 2001-03-31
PSB HOLDINGS INC /WI/
filed 2001-05-10
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2001

                                      OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


                       Commission file number:

                              PSB HOLDINGS, INC.
              (Exact name of registrant as specified in charter)


                  WISCONSIN                     39-1804877
          (State of incorporation)  (I.R.S. Employer Identification
                                                 Number)


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


 The number of common shares outstanding at May 7, 2001 was 839,705.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                        QUARTER ENDED MARCH 31, 2001


                                                                    PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               March 31, 2001 (unaudited) and December 31,
               2000 (derived from audited financial statements)          1

               Consolidated Statements of Income,
               Three Months Ended March 31, 2001 and
               2000 (unaudited)                                          2

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2001 and 2000 (unaudited)    3

               Notes to Condensed Consolidated Financial
               Statements                                                4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 7

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                              14

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.FINANCIAL STATEMENTS

                             PSB HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

 ($ thousands - March 31, 2001 unaudited, December 31, 2000
 derived from audited financial statements)
                                                                         March 31  December 31
                                                                           2001        2000
 ASSETS
 Cash and due from banks                                               $  10,410   $   9,226
 Federal funds sold                                                        9,391          53
 Interest-bearing deposits and money market funds                          2,336          88
 Investment securities:
   Held to maturity (fair values of $16,772 and $14,005, respectively)    16,481      13,975
   Available for sale (at fair value)                                     48,077      48,123
 Federal Home Loan Bank stock, at cost                                     2,049       2,008
 Loans held for sale                                                         950         114
 Loans receivable, net of allowance for loan losses of $2,536
   at March 31, 2001 and $2,407 at December 31, 2000                     223,373     224,702
 Accrued interest receivable                                               2,225       2,102
 Premises and equipment                                                    4,497       4,751
 Other assets                                                                973       1,097

 TOTAL ASSETS                                                           $320,762    $306,239

 LIABILITIES

 Non-interest-bearing deposits                                           $31,670     $35,192
 Interest-bearing deposits                                               216,297     206,342
      Total deposits                                                     247,967     241,534

 Short-term borrowings                                                     8,597      11,515
 Long-term borrowings                                                     38,000      28,000
 Other liabilities                                                         2,722       2,915

      Total liabilities                                                  297,286     283,964

 STOCKHOLDERS' EQUITY

 Common stock - No par value with a stated value of $2 per share:
   Authorized - 1,000,000 shares
   Issued - 902,425 shares                                                1,805        1,805
 Additional paid-in capital                                               7,159        7,159
 Retained earnings                                                       16,496       15,727
 Accumulated other comprehensive loss, net of tax                           307         (125)
 Treasury stock, at cost - 62,720 shares at March 31, 2001 and
   December 31, 2000                                                     (2,291)      (2,291)
      Total stockholders' equity                                         23,476       22,275

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $320,762     $306,239

                             PSB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            March 31,
 ($ thousands except share data - unaudited)           2001           2000
 Interest income:
   Interest and fees on loans                          $5,021         $4,019
   Interest on investment securities:
      Taxable                                             748            718
      Tax-exempt                                          159            153
   Other interest and dividends                           117             17
         Total interest income                          6,045          4,907
 Interest expense:
   Deposits                                             2,861          2,057
   Short-term borrowings                                  155            323
   Long-term borrowings                                   542            196
         Total interest expense                         3,558          2,576
 Net interest income                                    2,487          2,331
 Provision for loan losses                                150            150

 Net interest income after provision for loan losses    2,337          2,181

 Noninterest income:
   Service fees                                           246            160
   Net realized gain on sale of premises and equipment     54             57
   Gain on sale of loans                                   29              4
   Investment product sales commissions                    46             46
   Other operating income                                  80             60
         Total noninterest income                         455            327
 Noninterest expenses:
   Salaries and employee benefits                       1,012          1,036
   Occupancy                                              236            234
   Data processing and other office operations            122            109
   Other operating                                        334            319
         Total noninterest expenses                     1,704          1,698

 Income before income taxes                             1,088            810
 Provision for income taxes                               319            236

 Net income                                              $769           $574

 Basic and diluted earnings per share                   $0.92          $0.65

 Weighted average shares outstanding                  839,705        878,616

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               Three Months Ended
                                                                     March 31,
 ($ thousands - unaudited)                                      2001           2000
 Cash flows from operating activities:
   Net income                                                   $769           $574

   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for depreciation and net amortization            172            146
      Provision for loan losses                                  150            150
      Gain on sale of loans                                      (29)            (4)
      Gain on sale of premises and equipment                     (54)           (57)
      Changes in operating assets and liabilities:
         Other assets                                           (245)          (172)
         Other liabilities                                      (193)          (741)
 Net cash provided by (used in) operating activities:            570           (104)

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Held to maturity securities                                180            120
      Available for sale securities                            8,279          1,068
   Payment for purchase of:
      Held to maturity securities                             (2,695)
      Available for sale securities                           (7,584)          (202)
   Increase in Federal Home Loan Bank stock                      (41)          (850)
   Net change in loans                                           620        (14,846)
   Net change in interest-bearing deposits                    (2,248)          (134)
   Net change in federal funds sold                           (9,338)            (4)
   Capital expenditures                                         (105)          (228)
   Proceeds from sale of premises and equipment                   31             61
 Net cash used in investing activities                       (12,901)       (15,015)

 Cash flows from financing activities:
   Net change in deposits                                      6,433          5,673
   Net change in short-term borrowings                        (2,918)        (4,779)
   Net change in long-term borrowings                         10,000         10,000
   Purchase of treasury stock                                                  (363)
 Net cash provided by financing activities                    13,515         10,531

 Net increase (decrease) in cash and due from banks            1,184         (4,588)
 Cash and due from banks at beginning                          9,226         11,926
 Cash and due from banks at end                              $10,410         $7,338

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                $3,425         $2,603
      Income taxes                                                12            388

                             PSB HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - GENERAL

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.'s ("Company") financial position, results of its operations, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

 These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2000 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

 NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

 Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under these SFAS, the Company must recognize all material derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value are generally recognized in earnings during the period the changes occur. The adoption of SFAS No. 133 and No. 138 did not have a material impact on the Company's financial condition or results of operations.

 NOTE 3 - EARNINGS PER SHARE

 Earnings per share of common stock is based on the weighted average number of common shares outstanding during the period. The Company did not maintain a stock option plan prior to March 31, 2001.
                                 -4-
 NOTE 4 - COMPREHENSIVE INCOME

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

                                             Three Months Ended
 ($ thousands - unaudited)                    3/31/01   3/31/00
 Net income                                     $769     $574
 Change in net unrealized gain or loss on
   securities available for sale, net of tax     432       61
 Comprehensive income                         $1,201     $635

 NOTE 5 - INVESTMENT SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:

                                               Gross        Gross     Estimated
                                             Amortized    Unrealized Unrealized Fair
 ($ thousands)                                  Cost        Gains      Losses   Value
 MARCH 31, 2001
 Securities held to maturity:
    Obligations of states and political
    subdivisions                                $16,481     $299        $8    $16,772
 Securities available for sale:
    U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                    $47,556     $521       $48    $48,029
 Other equity securities                             48                            48

 Totals                                         $47,604     $521       $48    $48,077

 DECEMBER 31, 2000
 Securities held to maturity:
    Obligations of states and political
    subdivisions                                $13,975     $101       $71    $14,005
 Securities available for sale:
    U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                    $48,279     $195      $399    $48,075
 Other equity securities                             48                            48

 Totals                                         $48,327     $195      $399    $48,123

                                 -5-
 NOTE 6 - SUBSEQUENT EVENT

 On April 17, 2001, the stockholders of the Company approved an incentive stock option plan. The plan calls for up to 15,000 options to purchase common shares to be issued to selected officers during 2001 and 2002. Criteria regarding the extent and timing of stock option grants have not yet been determined.

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

 Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2000 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 BALANCE SHEET

 At March 31, 2001, total assets were $320,762, an increase of $50,447, or 18.7%, over March 31, 2000, while assets grew $14,523 over December 31, 2000. Gross loans (excluding loans held for sale) were $225,909 at March 31, 2001, growing $28,448 over first quarter 2000 and decreasing $1,200 over fourth quarter 2000. Loan growth has come primarily from commercial real estate loans.

 Table 1:  Period-End Loan Composition

                            MARCH 31   PERCENT  DECEMBER 31 PERCENT
                              2001     OF TOTAL   2000      OF TOTAL
 Commercial and financial  $ 51,034     22.59%   $ 53,421   23.52%
 Real estate                159,643     70.67%    157,904   69.53%
 Consumer installment        15,232      6.74%     15,784    6.95%

 Total loans               $225,909    100.00%   $227,109  100.00%

 The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

 The term "impaired loan" refers to certain commercial loans with respect to which, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 The aggregate amount of nonperforming assets increased $1,103 to $2,408 at March 31, 2001 from $1,305 at March 31, 2000, primarily because of additional restructured loans. Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal, and 2) other real estate owned.

 Table 2:  Allowance for Loan Losses and Nonperforming Assets

                                                        THREE MONTHS ENDED
                                                       3/31/2001  3/31/2000
 Allowance for loan losses at beginning of period    $    2,407  $    2,099
 Provision charged to operating expense                     150         150
 Recoveries on loans                                          1           5
 Loans charged off                                          (22)        (17)

 Allowance for loan losses at end of period          $    2,536  $    2,237

 Table 3:  Nonperforming Assets

                                                          THREE MONTHS ENDED
                                                         3/31/2001  3/31/2000
 Nonaccrual loans                                          $ 1,189  $ 1,024
 Loans past due 90 days or more and still accruing interest    215        0
 Restructured loans                                            863      257

 Total nonperforming loans                                   2,267    1,281
 Other real estate owned                                       141       24

 Total nonperforming assets                                $ 2,408   $1,305

 Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
                                 -8-
 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 84.2% at March 31, 2001 and 84.1% at March 31, 2000. Wholesale funding represents the balance of the Company's total funding needs.

 As of March 31, 2001, loan principal and investment securities maturing within one year totaled $106,228, while certificates of deposit and short-term borrowings maturing within one year totaled $115,640. Unused credit advances available to the Company at March 31, 2001 totaled approximately $14,000. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDS.

 The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

 CAPITAL RESOURCES

 Stockholders' equity at March 31, 2001 increased $2,156 compared to $21,320 at March 31, 2000. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $307 at March 31, 2001 compared to unrealized losses of $982 for the comparable prior year period.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2001, the Subsidiary Bank's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 Table 4:  Capital Ratios - Subsidiary Bank
                                                            TIER 1  TOTAL  TIER 1
                                                           CAPITAL CAPITAL  LEVERAGE
 March 31, 2001                                             10.36%  11.50%  7.30%
 March 31, 2000                                             11.68%  12.86%  8.43%
 Regulatory requirements to be considered well capitalized   6.00%  10.00%  5.00%

 RESULTS OF OPERATIONS

 Net income for the quarter ended March 31, 2001, totaled $769, or $.92 per share for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2000 was $574, or $.65 per share for basic and diluted earnings per share. Operating results for the first quarter
                                 -9-
 2001 generated an annualized return on average assets of .98% and an annualized return on average equity of 13.46%, compared to .87% and 10.88% for the comparable period in 2000. The net interest margin for the first quarter 2001 was 3.47% compared to 3.89% for the comparable quarter in 2000.

 Table 5:  Summary Results of Operations

 The following table presents consolidated financial data of PSB Holdings, Inc. and Subsidiary.

                                          2001                 2000
                                        First    Fourth   Third   Second  First
 ($ thousands except per share amounts) Quarter  Quarter  Quarter Quarter Quarter


 FINANCIAL HIGHLIGHTS
 Earnings and dividends:
 Net interest income                    $2,487    $2,503   $2,252    $2,314   $2,331
 Provision for credit losses               150       150      150       150      150
 Other noninterest income                  455       408      355       356      327
 Other noninterest expense               1,704     1,533    1,706     1,537    1,698
 Net income                                769       872      545       680      574
 Per common share:
 Basic and diluted earnings               0.92      1.04     0.64      0.78     0.65
 Dividends declared                       0.00      0.65     0.00      0.38     0.00
 Book value                              27.96     26.53    25.44     24.61    24.42
 Average common shares                 839,705   840,512  847,895   866,433  878,616
 Dividend payout ratio                    0.00%    62.04%    0.00%    48.72%    0.00%
 Balance sheet summary:
 Loans net of unearned income          223,373   224,702  217,778   206,943  195,224
 Assets                                320,762   306,239  300,406   285,080  270,315
 Deposits                              247,967   241,534  232,051   221,981  208,027
 Stockholders' equity                   23,476    22,274   21,420    21,067   21,320
 Average balances:
 Loans net of unearned income          224,038   221,240  214,773   201,128  188,247
 Assets                                313,474   303,323  292,743   277,698  263,364
 Deposits                              244,751   236,793  227,016   215,004  204,245
 Stockholders' equity                   22,859    21,847   21,244    21,194   21,138
 Performance Ratios:
 Return on average assets (1)             0.98%     1.15%    0.74%     0.98%    0.87%
 Return on average common equity (1)     13.46%    15.97%   10.26%    12.81%   10.88%
 Tangible equity to assets                7.22%     7.31%    7.37%     7.74%    8.25%
 Net loan charge-offs as a percentage
   of average loans                       0.01%     0.08%    0.01%     0.05%    0.01%
 Nonperforming assets as a percentage
   of average gross loans                 1.06%     1.11%    0.35%     0.32%    0.54%
 Net interest margin (1) (2)              3.47%     3.62%    3.40%     3.65%    3.89%
 Efficiency ratio (2)                    56.35%    51.29%   63.59%    55.99%   62.04%
 Service fee revenue as a percent of
   average assets (1)                     0.31%     0.32%    0.36%     0.27%    0.24%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income for the three months ended March 31, 2001 was $2,487. Comparatively, net interest income for the first quarter 2000 was $2,331. Fully taxable equivalent net interest income for the first quarter 2001 increased $159 to $2,569 from first quarter 2000. Average earning assets grew $47,586 from the first quarter 2000. The net interest margin for the three months ended March 31, 2001 was 3.47% or 42 basis points less than the 3.89% margin in the first quarter 2000. The net interest margin continues to decline during this period due to the higher costs of deposits needed to fund the balance sheet. Yields on earning assets increased to 8.28% compared to 8.03% in 2000. However, the costs for interest-bearing liabilities increased to 5.59% from 4.90%. The Company expects the current falling interest rate environment to be favorable to the Bank's net interest margin during the remainder of 2001. The Company expects the cost of funding to decline greater than the yield on earning assets.

 PROVISION FOR LOAN LOSSES

 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $150 for the three months ended March 31, 2001 and March 31, 2000. Net charge-offs as a percentage of average loans outstanding were .01% during the three months ended March 31, 2001 and March 31, 2000.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased 39.1% to $455 during the three months ended March 31, 2001, from the comparable first quarter of 2000. There were no gains or losses on securities during the three months ended March 31, 2001 and 2000. Service fees on deposit accounts increased $86, or 53.8%, for the three months ended March 31, 2001 from the three months ended March 31, 2000. The Company recorded a gain on the sale of real estate formerly held for possible branch expansion totaling $54.
                                 -12-
 NONINTEREST EXPENSE

 Noninterest expense increased only .4% to $1,704 for the three months ended March 31, 2001, from $1,698 for the three months ended March 31, 2000.

 Table 6:  Key Operating Ratios
                       Three Months Ended March 31, 2001 and 2000 (unaudited)



                                            Three-Month Period
                                             2001       2000
 Return on assets (net income divided by
   average assets) (1)                        0.98%    0.87%

 Return on average equity (net income
   divided by average equity) (1)            13.46%   10.88%

 Average equity to average assets             7.29%    8.03%

 Interest rate spread (difference between
   average yield on interest-earning assets
   and average cost of interest-bearing
   liabilities) (1) (2)                       2.69%    3.13%

 Net interest margin (net interest income
   as a percentage of average interest-
   earning assets) (1) (2)                    3.47%    3.89%

 Noninterest expense to average assets (1)    2.17%    2.58%

 Allowance for loan losses to total loans
   at end of period                           1.12%    1.13%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

                                 -13-

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2000.


                        PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 Not Applicable

 ITEM 2.  CHANGES IN SECURITIES

 Not Applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

 Not Applicable

 ITEM 5.  OTHER INFORMATION

 Not Applicable

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

 (a)  Exhibits.

 The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.

     Exhibit
     NUMBER                   DESCRIPTION

     3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     4.1                 Articles of Incorporation and Bylaws (see Exhibits 3.1
                         and 3.2)
                                 -14-
    10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

    10.2 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

    10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

    10.4 Consulting Agreement with Chairman of the Board (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

    10.5                 2001 Stock Option Plan

    21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

               *Denotes Executive Compensation Plans and Arrangements.

 (b)  Reports on Form 8-K:

          None.
                                 -15-

                                 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PSB HOLDINGS, INC.



 May 10, 2001                 TODD R. TOPPEN
                              Todd R. Toppen
                              Secretary and Controller

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                 -16-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))



 The following exhibit is filed as part this report:

 10.5  2001 STOCK OPTION PLAN