Form 10-Q
period 2001-06-30
PSB HOLDINGS INC /WI/
filed 2001-08-13
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2001

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


 The number of common shares outstanding at June 30, 2001 was 839,705.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                        QUARTER ENDED MARCH 31, 2001


                                                         PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 2001 (unaudited) and December 31,
               2000 (derived from audited financial statements)          1

               Consolidated Statements of Income,
               Three Months Ended and Six Months Ended
               June 30, 2001 and 2000 (unaudited)                        2

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2001 and 2000 (unaudited)       3

               Notes to Condensed Consolidated Financial
               Statements                                                4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 7

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                              14

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PSB HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

 ($ thousands - June 30, 2001 unaudited, December 31, 2000
 derived from audited financial statements)
                                                                       June 30,     December 31,
                                                                         2001          2000
 ASSETS
 Cash and due from banks                                               $  9,720    $   9,226
 Federal funds sold                                                       9,560           53
 Interest-bearing deposits and money market funds                           803           88
 Investment securities:
   Held to maturity (fair values of $16,772 and $14,005, respectively)   18,849       13,975
   Available for sale (at fair value)                                    46,662       48,123
   Federal Home Loan Bank stock, at cost                                  2,084        2,008
 Loans held for sale                                                        986          114
 Loans receivable, net of allowance for loan losses of $2,682 at
   June 30, 2001 and $2,407 at December 31, 2000                        218,300      224,702
 Accrued interest receivable                                              1,971        2,102
 Premises and equipment                                                   4,522        4,751
 Other assets                                                             1,260        1,097

 TOTAL ASSETS                                                          $314,717     $306,239

 LIABILITIES

 Non-interest-bearing deposits                                          $29,497     $35,192
 Interest-bearing deposits                                              211,380     206,342
      Total deposits                                                    240,877     241,534
 Short-term borrowings                                                    9,047      11,515
 Long-term borrowings                                                    38,000      28,000
 Other liabilities                                                        2,725       2,915
      Total liabilities                                                 290,649     283,964

 STOCKHOLDERS' EQUITY

 Common stock - No par value with a stated value of $2 per share:
   Authorized - 1,000,000 shares
   Issued - 902,425 shares                                                1,805       1,805
 Additional paid-in capital                                               7,159       7,159
 Retained earnings                                                       17,016      15,727
 Accumulated other comprehensive loss, net of tax                           379        (125)
 Treasury stock, at cost - 62,720 shares at June 30, 2001 and
   December 31, 2000                                                     (2,291)     (2,291)
      Total stockholders' equity                                         24,068      22,275

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $314,717    $306,239

                             PSB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                            Six Months Ended   Three Months Ended
                                                               June 30,           June 30,
 ($ thousands except share data - unaudited)                2001      2000      2000      2000
 Interest income:
   Interest and fees on loans                           $  9,931  $  8,433  $  4,910   $ 4,414
   Interest on investment securities:
      Taxable                                              1,458     1,433       710       714
      Tax-exempt                                             351       299       192       146
   Other interest and dividends                              284        48       167        31
 Total interest income                                    12,024    10,213     5,979     5,305
 Interest expense:
   Deposits                                                5,490     4,407     2,629     2,353
   Short-term borrowings                                     305       591       150       268
   Long-term borrowings                                    1,112       566       570       370
 Total interest expense                                    6,907     5,564     3,349     2,991
 Net interest income                                       5,117     4,649     2,630     2,314
 Provision for loan losses                                   300       300       150       150

 Net interest income after provision for loan losses       4,817     4,349     2,480     2,164

 Noninterest income:
   Service fees                                              498       348       252       186
   Net realized gain on sale of premises and equipment        54        57
   Gain on sale of loans                                     112        18        83        14
   Investment product sales commissions                      120       101        74        56
   Other operating income                                    126       155        46       100
 Total noninterest income                                    910       679       455       356
 Noninterest expenses:
   Salaries and employee benefits                          2,028     1,928     1,016       892
   Occupancy                                                 463       463       227       225
   Data processing and other office operations               242       228       120       105
   Other operating                                           709       617       375       315
 Total noninterest expenses                                3,442     3,236     1,738     1,537

 Income before income taxes                                2,285     1,792     1,197       983
 Provision for income taxes                                  677       539       358       303

 Net income                                             $  1,608  $  1,253  $    839   $   680

 Basic and diluted earnings per share                   $   1.91  $   1.44  $   1.00   $  0.78

 Weighted average shares outstanding                     839,705   872,524   839,705   866,433

                        PSB HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  Six Months Ended
                                                                        June 30,
 ($ thousands - unaudited)                                        2001           2000
 Cash flows from operating activities:
   Net income                                                    $1,608         $1,253

   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for depreciation and net amortization               310            306
      Provision for loan losses                                     300            300
      Gain on sale of loans                                        (112)           (18)
      Gain on sale of premises and equipment                        (54)           (57)
      Changes in operating assets and liabilities:
         Other assets                                              (315)           (79)
         Other liabilities                                         (190)           (63)
 Net cash provided by operating activities:                       1,547          1,642

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Held to maturity securities                                   930            836
      Available for sale securities                              19,664          1,710
   Payment for purchase of:
      Held to maturity securities                                (5,805)          (249)
      Available for sale securities                             (17,457)        (2,929)
   Increase in Federal Home Loan Bank stock                         (76)
   Net change in loans                                            5,590        (26,789)
   Net change in interest-bearing deposits                         (715)           (13)
   Net change in federal funds sold                              (9,507)           (16)
   Capital expenditures                                            (264)          (718)
   Proceeds from sale of premises and equipment                      31             61
 Net cash used in investing activities                           (7,609)       (28,107)

 Cash flows from financing activities:
   Net change in deposits                                          (657)        19,627
   Net change in short-term borrowings                           (2,468)        (6,393)
   Net change in long-term borrowings                            10,000         12,000
   Dividends paid                                                  (319)          (326)
   Purchase of treasury stock                                      (945)
 Net cash provided by financing activities                        6,556         23,963

 Net increase (decrease) in cash and due from banks                 494         (2,502)
 Cash and due from banks at beginning                             9,226         11,926
 Cash and due from banks at end                                  $9,720         $9,424

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                  $6,860          $5,315
      Income taxes                                                 760             539

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

 Effective April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This SFAS revises the standards for accounting for and reporting securitizations and other transfers of financial assets and collateral and extinguishments of liabilities originally governed by SFAS No. 125. The adoption of SFAS No. 140 did not have material impact on the Company's financial condition or results of operations.
                                   -4-
 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business

 Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

 NOTE 3 - EARNINGS PER SHARE

 Earnings per share of common stock is based on the weighted average number of common shares outstanding during the period. On April 17, 2001, the stockholders of the Company approved an incentive stock option plan. The plan calls for up to 15,000 options to purchase common shares to be issued to selected officers during 2001 and 2002. Criteria regarding the extent and timing of stock option grants have not been finalized, and no grants have been made as of June 30, 2001.

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

                                             Six Months Ended    Three Months Ended
 ($ thousands - unaudited)                   6/30/01   6/30/00  6/30/01    6/30/00
 Net income                                   $1,608    $1,253    $ 839     $  680
 Change in net unrealized gain or loss on
   securities available for sale, net of tax     504        38       72        (23)
 Comprehensive income                         $2,112    $1,291    $ 911      $ 657

 NOTE 5 - INVESTMENT SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:

                                                           Gross      Gross        Estimated
                                               Amortized   Unrealized Unrealized   Fair
 ($ THOUSANDS)                                   COST      GAINS      LOSSES       VALUE

 JUNE 30, 2001
 Securities held to maturity:
    Obligations of states and political
    subdivisions                                $18,849   $  294    $    29      $19,114

 Securities available for sale:
    U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                    $46,030    $ 643    $    59      $46,614

 Other equity securities                             48                               48

 Totals                                         $46,078    $ 643    $    59      $46,662

 DECEMBER 31, 2000

 Securities held to maturity:
    Obligations of states and political
    subdivisions                               $13,975     $ 101     $  71       $14,005

 Securities available for sale:
    U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                  $48,279      $ 195     $ 399       $48,075

 Other equity securities                           48                                 48

 Totals                                       $48,327      $ 195     $ 399       $48,123

                                   -6-

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

 BALANCE SHEET

 At June 30, 2001, total assets were $314,717, an increase of $29,637, or 10.4%, over June 30, 2000, while assets grew $8,478 over December 31, 2000. Gross loans (excluding loans held for sale) were $220,982 at June 30, 2001, growing $11,740 over second quarter 2000 and decreasing $6,127 over fourth quarter 2000.

 Table 1:  Period-End Loan Composition

                               JUNE 30        PERCENT     DECEMBER 31   PERCENT
                                 2001        OF TOTAL        2000      OF TOTAL
 Commercial and financial    $ 48,647         22.01%     $ 53,421       23.52%
 Real estate                  156,368         70.76%      157,904       69.53%
 Consumer installment          15,967          7.23%       15,784        6.95%

 Total loans                 $220,982        100.00%     $227,109      100.00%

 The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.
                                   -7-
 The term "impaired loan" refers to certain commercial loans with respect to which, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

 The aggregate amount of nonperforming assets increased $1,462 to $2,383 at June 30, 2001 from $921 at June 30, 2000, primarily because of additional restructured loans. Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal and 2) other real estate owned.

 Table 2:  Allowance for Loan Losses and Nonperforming Assets

                                                        SIX MONTHS ENDED
                                                      6/30/2001  6/30/2000
 Allowance for loan losses at beginning of period   $  2,407  $    2,099
 Provision charged to operating expense                  300         300
 Recoveries on loans                                       1          20
 Loans charged off                                       (26)       (120)

 Allowance for loan losses at end of period         $   2,682 $    2,299

 Table 3:  Nonperforming Assets

                                                          SIX MONTHS ENDED
                                                        6/30/2001  6/30/2000
 Nonaccrual loans                                          $ 1,167  $   640
 Loans past due 90 days or more and still accruing interest     23        0
 Restructured loans                                            795      257

 Total nonperforming loans                                   1,985      897
 Other real estate owned                                       398       24

 Total nonperforming assets                                $ 2,383   $  921

 Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
                                   -8-
 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 83.7% at June 30, 2001 and 84.8% at June 30, 2000. Wholesale funding represents the balance of the Company's total funding needs.

 As of June 30, 2001, loan principal and investment securities maturing within one year totaled $103,818, while certificates of deposit and short-term borrowings maturing within one year totaled $89,579. Unused credit advances available to the Company at June 30, 2001 totaled approximately $13,000. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

 The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

 CAPITAL RESOURCES

 Stockholders' equity at June 30, 2001 increased $3,001 from $21,067 at June 30, 2000. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $379 at June 30, 2001 compared to unrealized losses of $1,005 at June 30, 2000.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2001, the Company's subsidiary bank's Tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 Table 4:  Capital Ratios - Subsidiary Bank
                                                           TIER 1  TOTAL  TIER 1
                                                          CAPITAL CAPITAL LEVERAGE
 March 31, 2001                                             11.36%  12.61%  7.37%
 March 31, 2000                                             11.00%  12.14%  7.88%
 Regulatory requirements to be considered well capitalized   6.00%  10.00%  5.00%

 RESULTS OF OPERATIONS

 Net income for the quarter ended June 30, 2001, totaled $839, or $1.00 per share for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2000 was $680, or $.78 per share for basic and diluted earnings per share. Operating results for the second quarter 2001 generated an annualized return on average assets of 1.06% and an
                                   -9-
 annualized return on average equity of 14.12%, compared to .98% and 12.81% for the comparable period in 2000. The net interest margin for the second quarter 2001 was 3.64% compared to 3.65% for the comparable quarter in 2000.

 Table 5:  Summary Results of Operations

 The following table presents consolidated financial data of PSB Holdings, Inc. and Subsidiary.

                                                 2001                2000
                                          Second    First    Fourth   Third   Second
 ($ thousands except per share amounts)  Quarter   Quarter   Quarter Quarter Quarter

 FINANCIAL HIGHLIGHTS
 Earnings and dividends:
 Net interest income                      $2,630    $2,487   $2,503    $2,252   $2,314
 Provision for credit losses                 150       150      150       150      150
 Other noninterest income                    455       455      408       355      356
 Other noninterest expense                 1,738     1,704    1,533     1,706    1,537
 Net income                                  839       769      872       545      680
 Per common share:
 Basic and diluted earnings                 1.00      0.91     1.04      0.64     0.78
 Dividends declared                         0.38      0.00     0.65      0.00     0.38
 Book value                                28.65     27.96    26.53     25.44    24.61
 Average common shares                   839,705   839,705  840,512   847,895  866,433
 Dividend payout ratio                     38.02%     0.00%   62.04%     0.00%   48.72%
 Balance sheet summary:
 Loans net of unearned income            218,300   223,373  224,702   217,778  206,943
 Assets                                  314,717   320,762  306,239   300,406  285,080
 Deposits                                240,877   247,967  241,534   232,051  221,981
 Shareholders' equity                     24,068    23,476   22,274    21,420   21,067
 Average balances:
 Loans net of unearned income            220,837   224,038  221,240   214,773  201,128
 Assets                                  317,740   313,474  303,323   292,743  277,698
 Deposits                                244,422   244,751  236,793   227,016  215,004
 Shareholders' equity                     23,772    22,859   21,847    21,244   21,194
 Performance Ratios:
 Return on average assets (1)               1.06%     0.98%    1.15%     0.74%    0.98%
 Return on average common equity (1)       14.12%    13.46%   15.97%    10.26%   12.81%
 Tangible equity to assets                  7.53%     7.22%    7.31%     7.37%    7.74%
 Net loan charge-offs as a percentage
   of average loans                         0.01%     0.01%    0.08%     0.01%    0.05%
 Nonperforming assets as a percentage
   of average gross loans                   1.07%     1.06%    1.11%     0.35%    0.32%
 Net interest margin (1) (2)                3.64%     3.47%    3.62%     3.40%    3.65%
 Efficiency ratio (2)                      54.59%    56.35%   51.29%    63.59%   55.99%
 Service fee revenue as a percent of
   average assets (1)                       0.32%     0.31%    0.32%     0.36%    0.27%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income for the three months ended June 30, 2001 was $2,630. Comparatively, net interest income for the second quarter 2000 was $2,314. Fully taxable equivalent net interest income for the second quarter 2001 increased $340 from second quarter 2000 to $2,728. Average earning assets grew $38,080 from the second quarter 2000. The net interest margin for the three months ended June 30, 2001 was 3.64% or 1 basis point less than the 3.65% margin in the second quarter 2000. Yields on earning assets decreased to 8.10% compared to 8.22% in 2000. Similarly, the costs for interest-bearing liabilities decreased to 5.14% from 5.34%. The Company is trying to position more assets to reprice with the market to maintain or increase the net interest margin.

 PROVISION FOR LOAN LOSSES

 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $150 for the three months ended June 30, 2001 and June 30, 2000. Net charge-offs as a percentage of average loans outstanding were .01% and .05% during the three months ended June 30, 2001 and June 30, 2000, respectively.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased 27.8% to $455 during the three months ended June 30, 2001, from the comparable second quarter of 2000. There were no gains or losses on securities during the three months ended June 30, 2001 and 2000. Service fees on deposit accounts increased $66, or 35.5%, for the three months ended June 30, 2001 from the three months ended June 30, 2000.

 NONINTEREST EXPENSE

 Noninterest expense increased 13.0% to $1,738 for the three months ended June 30, 2001, from $1,537 for the three months ended June 30, 2000.

 Table 6:  Key Operating Ratios

 Three Months Ended and Six Months ended June 30, 2001 and 2000 (unaudited)

                                            Six-Month Period       Three-Month Period
                                            2001         2000        2001      2000
 Return on assets (net income divided by
   average assets) (1)                      1.04%    0.92%           1.06%    0.98%

 Return on average equity (net income
   divided by average equity) (1)          13.88%   11.90%          14.12%   12.81%

 Average equity to average assets           7.46%    7.73%           7.48%    7.63%

 Interest rate spread (difference between
   average yield on interest-earning assets
   and average cost of interest-bearing
   liabilities) (1) (2)                     2.85%    3.02%           2.96%    2.88%

 Net interest margin (net interest income
   as a percentage of average interest-
   earning assets) (1) (2)                  3.61%    3.77%           3.64%    3.65%

 Noninterest expense to average assets (1)  2.22%    2.37%           2.19%    2.21%

 Allowance for loan losses to total loans
   at end of period                         1.21%    1.10%           1.21%    1.10%

 (1) Annualized
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate

                                   -12-

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

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

 The annual meeting of shareholders of the Company was held on April 18, 2000. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

 (a)  Election of Directors
                                                              Broker
                                 FOR        WITHHELD        NON-VOTE
     Gordon P. Connor          529,305       63,376             0
     Patrick L. Crooks         528,175       64,506             0
     William J. Fish           529,305       63,376             0
     Charles A. Ghidorzi       524,143       68,538             0
     Gordon P. Gullickson      526,388       66,293             0
     Lawrence Hanz, Jr.        525,843       66,838             0
     David K. Kopperud         529,305       63,376             0
     Thomas R. Polzer          529,215       63,466             0
     William M. Reif           529,305       63,376             0
     Thomas A. Riiser          529,155       63,526             0
     Eugene Witter             528,399       64,282             0

                                   -13-

 (b)  Amendment of Article 5 of Restated Articles of Incorporation

                                                                 Broker
                                  FOR       AGAINST    ABSTAIN  NON-VOTE
                                505,953      91,212      5,981     0

 (c)  Approval of 2001 Stock Option Plan

                                                                 Broker
                                  FOR       AGAINST    ABSTAIN  NON-VOTE
                                504,292      88,220     10,634    0

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

     4.1  Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

     10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.2 Non-Qualified Retirement Plan for Directors of the Bank
          (incorporated by reference to Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the fiscal year ended December
          31, 2000)
                                   -14-
     10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

     10.4 Consulting Agreement with Chairman of the Board (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

     10.5 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*

     21.1 Subsidiaries of the Company (incorporated by reference to Exhibit
          21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

               *Denotes Executive Compensation Plans and Arrangements.


 (b)  Reports on Form 8-K:

          None.

                                 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PSB HOLDINGS, INC.



 August 13, 2001              TODD R. TOPPEN
                              Todd R. Toppen
                              Secretary and Controller

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                   -16-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
           Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part this report:

 NONE