Form 10-Q
period 2001-09-30
PSB HOLDINGS INC /WI/
filed 2001-11-13
CIK 948368

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

    (Mark One)
      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended SEPTEMBER 30, 2001

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


 The number of common shares outstanding at September 30, 2001 was 839,705.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                      QUARTER ENDED SEPTEMBER 30, 2001


                                                                   PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 2001 (unaudited) and December 31,
               2000 (derived from audited financial statements)           1

               Condensed Consolidated Statements of Income
               Three Months Ended and Nine Months Ended
               September 30, 2001 and 2000 (unaudited)                    2

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2001 and 2000 (unaudited)  3

               Notes to Condensed Consolidated Financial
               Statements                                                 4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                  7

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                               14

                       PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PSB HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

 ($ thousands - September 30, 2001 unaudited, December 31, 2000 derived from audited financial statements)
                                                                   September 30,     December 31,
                                                                         2001           2000
 ASSETS
 Cash and due from banks                                               $  9,235     $  9,226
 Federal funds sold                                                       7,808           53
 Interest-bearing deposits and money market funds                         1,825           88
 Investment securities:
   Held to maturity (fair values of $19,363 and $14,005, respectively)   18,764       13,975
   Available for sale (at fair value)                                    49,115       48,123
   Federal Home Loan Bank stock (at cost)                                 2,118        2,008
 Loans held for sale                                                        203          114
 Loans receivable, net of allowance for loan losses of $2,777 at
   September 30, 2001 and $2,407 at December 31, 2000                   221,808      224,702
 Accrued interest receivable                                              2,119        2,102
 Premises and equipment                                                   4,537        4,751
 OTHER ASSETS                                                               934        1,097
 TOTAL ASSETS                                                          $318,466     $306,239
 LIABILITIES

 Non-interest-bearing deposits                                          $31,800      $35,192
 INTEREST-BEARING DEPOSITS                                              217,677      206,342

      Total deposits                                                    249,477      241,534

 Short-term borrowings                                                    3,692       11,515
 Long-term borrowings                                                    38,000       28,000
 OTHER LIABILITIES                                                        1,891        2,915

      TOTAL LIABILITIES                                                 293,060      283,964

 STOCKHOLDERS' EQUITY

 Common stock - No par value with a stated value of $2 per share:
   Authorized - 1,000,000 shares
   Issued - 902,425 shares                                                1,805        1,805
 Additional paid-in capital                                               7,159        7,159
 Retained earnings                                                       17,901       15,727
 Unrealized gain (loss) on securities available for sale, net of tax        832         (125)
 Treasury stock, at cost - 62,720 shares at September 30, 2001 and
   DECEMBER 31, 2000                                                     (2,291)      (2,291)

      TOTAL STOCKHOLDERS' EQUITY                                         25,406       22,275

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $318,466     $306,239

                             PSB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Nine Months Ended     Three Months Ended
                                                         September 30,         September 30,
 ($ THOUSANDS EXCEPT SHARE DATA - UNAUDITED)            2001      2000       2001       2000
 Interest income:
   Interest and fees on loans                         $ 14,739  $ 13,185  $  4,808  $  4,752
   Interest on investment securities:
      Taxable                                            2,143     2,159       685       726
      Tax-exempt                                           558       447       207       147
   OTHER INTEREST AND DIVIDENDS                            418        89       133        41

 TOTAL INTEREST INCOME                                  17,858    15,880     5,833     5,666

 Interest expense:
   Deposits                                              7,763     7,177     2,273     2,770
   Short-term borrowings                                   379       888        74       297
   LONG-TERM BORROWINGS                                  1,689       913       577       347

 TOTAL INTEREST EXPENSE                                  9,831     8,978     2,924     3,414

 Net interest income                                     8,027     6,902     2,909     2,252
 PROVISION FOR LOAN LOSSES                                 450       450       150       150

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     7,577     6,452     2,759     2,102

 Noninterest income:
   Service fees                                            743       609       246       261
   Net realized gain on sale of premises and equipment      46                  (8)
   Gain on Sale of loans                                   146        35        34        17
   Investment product sales commissions                    150       149        31        48
 OTHER OPERATING INCOME                                    180       241        54        29

 TOTAL NONINTEREST INCOME                                1,265     1,034       357       355

 Noninterest expenses:
   Salaries and employee benefits                        3,110     2,984     1,082     1,056
   Occupancy                                               703       698       240       235
   Data processing and other office operations             378       332       137       104
   OTHER OPERATING                                       1,118       929       409       311

 TOTAL NONINTEREST EXPENSES                              5,309     4,943     1,868     1,706

 Income before income taxes                              3,533     2,543     1,248       751
 PROVISION FOR INCOME TAXES                              1,040       745       363       206

 NET INCOME                                            $ 2,493   $ 1,798    $  885    $  545

 BASIC AND DILUTED EARNINGS PER SHARE                    $2.97     $2.08     $1.05     $0.64

 WEIGHTED AVERAGE SHARES OUTSTANDING                   839,705   864,255   839,705   847,895
                                  -2-

                              PSB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  Nine Months Ended
                                                                    September 30,
 ($ THOUSANDS - UNAUDITED)                                        2001         2000
 Cash flows from operating activities:
   Net income                                                  $  2,493      $ 1,798
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for depreciation and net amortization               462          419
      Provision for loan losses                                     450          450
      Gain on sale of loans                                        (146)         (35)
      Gain on sale of premises and equipment                        (46)
      Changes in operating assets and liabilities:
         Other assets                                              (393)        (726)
         OTHER LIABILITIES                                       (1,024)          33

 NET CASH PROVIDED BY OPERATING ACTIVITIES:                       1,796        1,939

 Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Held to maturity securities                                 1,010          929
      Available for sale securities                              24,148        4,889
   Payment for purchase of:
      Held to maturity securities                                (5,805)        (585)
      Available for sale securities                             (23,698)      (6,247)
   Net change in Federal Home Loan Bank stock                      (110)
   Net change in loans                                            2,749      (37,669)
   Net change in interest-bearing deposits                       (1,737)        (543)
   Net change in federal funds sold                              (7,755)
   Capital expenditures                                            (431)      (1,224)
   PROCEEDS FROM SALE OF PREMISES AND EQUIPMENT                      41

 NET CASH USED IN INVESTING ACTIVITIES                          (11,588)     (40,450)

 Cash flows from financing activities:
   Net change in deposits                                         7,943       29,697
   Net change in short-term borrowings                           (7,823)       1,414
   Net change in long-term borrowings                            10,000        9,000
   Dividends paid                                                  (319)        (326)
   PURCHASE OF TREASURY STOCK                                                 (1,422)

 NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,801       38,363

 Net increase (decrease) in cash and due from banks                   9         (148)
 Cash and due from banks at beginning                             9,226       11,926
 CASH AND DUE FROM BANKS AT END                                 $ 9,235      $11,778

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                 $10,250       $ 8,612
      Income taxes                                               1,152           733
                                  -3-

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

 NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

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

 Effective April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This SFAS revises the standards for accounting for and reporting securitizations and other transfers of financial assets and collateral and extinguishments of liabilities originally governed by SFAS No. 125. The adoption of SFAS No. 140 did not have a material impact on the Company's financial condition or results of operations.

 In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board
 (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

 NOTE 3 - EARNINGS PER SHARE

 Earnings per share of common stock is based on the weighted average number of common shares outstanding during the period. On April 17, 2001, the stockholders of the Company approved an incentive stock option plan. The plan calls for up to 15,000 options to purchase common shares to be issued to selected officers. No grants have been made as of September 30, 2001.

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

                                             Nine Months Ended  Three Months Ended
 ($ THOUSANDS - UNAUDITED)                    9/30/01  9/30/00    9/30/01 9/30/00
 Net income                                   $2,493    $1,798     $885    $545
 Change in net unrealized gain or loss on
   SECURITIES AVAILABLE FOR SALE, NET OF TAX     957       323      453     285
 COMPREHENSIVE INCOME                         $3,450    $2,121   $1,338    $830

 NOTE 5 - INVESTMENT SECURITIES

 The amortized cost and estimated fair value of investment securities are as follows:

                                                               Gross      Gross    Estimated
                                                Amortized   Unrealized Unrealized     Fair
 ($ THOUSANDS)                                    COST         GAINS     LOSSES     VALUE

 SEPTEMBER 30, 2001
 Securities held to maturity:
    Obligations of states and political
    SUBDIVISIONS                                  $18,764       $600       $1    $19,363

 Securities available for sale:
    U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                      $47,651     $1,293       $1    $48,943

 OTHER EQUITY SECURITIES                              172                            172

 TOTALS                                           $47,823     $1,293       $1    $49,115

 DECEMBER 31, 2000

 Securities held to maturity:
    Obligations of states and political
    SUBDIVISIONS                                  $13,975       $101      $71    $14,005

 Securities available for sale:
    U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies                                     $48,279        $195     $399    $48,075

 OTHER EQUITY SECURITIES                              48                              48

 TOTALS                                          $48,327        $195     $399    $48,123

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

 BALANCE SHEET

 At September 30, 2001, total assets were $318,466, an increase of $18,060, or 6.0%, over September 30, 2000, while assets grew $12,227 over December 31, 2000. Gross loans (excluding loans held for sale) were $224,585 at September 30, 2001, growing $4,370 over third quarter 2000 and decreasing $2,524 over fourth quarter 2000.

 Table 1:  Period-End Loan Composition

                        SEPTEMBER 30 PERCENT  DECEMBER 31  PERCENT
                            2001     OF TOTAL     2000    OF TOTAL
 Commercial and financial $ 49,621    22.09%  $  53,421   23.52%
 Real estate               158,215    70.45%    157,904   69.53%
 CONSUMER INSTALLMENT       16,749     7.46%     15,784    6.95%

 TOTAL LOANS              $224,585   100.00%   $227,109  100.00%

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

 The term "impaired loan" refers to certain commercial loans with respect to which, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

 The aggregate amount of nonperforming assets increased $1,710 to $2,503 at September 30, 2001 from $793 at September 30, 2000, primarily because of additional restructured loans. Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal and 2) other real estate owned.

 Table 2:  Allowance for Loan Losses and Nonperforming Assets

                                                      NINE MONTHS ENDED
                                                     9/30/2001 9/30/2000
 Allowance for loan losses at beginning of period    $2,407     $2,099
 Provision charged to operating expense                 450        450
 Recoveries on loans                                      1         23
 LOANS CHARGED OFF                                      (81)      (135)

 ALLOWANCE FOR LOAN LOSSES AT END OF PERIOD          $2,777     $2,437

 Table 3:  Nonperforming Assets

                                                           NINE MONTHS ENDED
                                                          9/30/2001 9/30/2000
 Nonaccrual loans                                          $1,395    $  759
 Loans past due 90 days or more and still accruing interest   333         0
 Restructured loans                                           428         0

 Total nonperforming loans                                  2,156       759
 OTHER REAL ESTATE OWNED                                      347        34

 TOTAL NONPERFORMING ASSETS                                $2,503    $  793

 Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
                                  -8-
 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 85.7% at September 30, 2001 and 83.9% at September 30, 2000. Wholesale funding represents the balance of the Company's total funding needs.

 As of September 30, 2001, loan principal and investment securities maturing within one year totaled $104,211, while certificates of deposit and short-term borrowings maturing within one year totaled $87,292.
 Unused credit advances available to the Company at September 30, 2001 totaled approximately $14,000. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered CDS.

 The Company attempts, when possible, to match relative maturities of assets and liabilities while maintaining the desired net interest margin.

 CAPITAL RESOURCES

 Stockholders' equity at September 30, 2001 increased $3,986 from $21,420 at September 30, 2000. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $832 at September 30, 2001 compared to unrealized losses of $720 at September 30, 2000.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2001, the Subsidiary Bank's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 Table 4:  Capital Ratios - Subsidiary Bank

                                                            TIER 1 TOTAL   TIER 1
                                                           CAPITAL CAPITAL LEVERAGE
 September 30, 2001                                         10.81% 11.96% 7.77%
 September 30, 2000                                         10.42% 11.56% 7.37%
 Regulatory requirements to be considered well-capitalized   6.00% 10.00% 5.00%

                                  -9-

 RESULTS OF OPERATIONS

 Net income for the quarter ended September 30, 2001, totaled $885, or $1.05 per share for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2000 was $545, or $.64 per share for basic and diluted earnings per share. Operating results for the third quarter 2001 generated an annualized return on average assets of 1.12% and an annualized return on average equity of 14.31%, compared to .74% and 10.26% for the comparable period in 2000. The net interest margin for the third quarter 2001 was 4.03% compared to 3.40% for the comparable quarter in 2000.

 Table 5:  Summary Results of Operations

 The following table presents consolidated financial data of PSB Holdings, Inc. and Subsidiary.


                                                      2001                 2000
                                          Third    Second     First   Fourth    Third
 ($ THOUSANDS EXCEPT PER SHARE AMOUNTS)  QUARTER   QUARTER   QUARTER  QUARTER  QUARTER
 FINANCIAL HIGHLIGHTS
 Earnings and dividends:
 Net interest income                     $2,909    $2,630    $2,487    $2,503    $2,252
 Provision for credit losses                150       150       150       150       150
 Other noninterest income                   357       455       455       408       355
 Other noninterest expense                1,868     1,738     1,704     1,533     1,706
 Net income                                 885       839       769       872       545
 Per common share:
   Basic and diluted earnings              1.05      1.00      0.91      1.04      0.64
   Dividends declared                      0.00      0.38      0.00      0.65      0.00
   Book value                             30.25     28.65     27.96     26.53     25.44
 Average common shares                  839,705   839,705   839,705   840,512   847,895
 Dividend payout ratio                     0.00%    38.02%     0.00%    62.04%     0.00%
 Balance sheet summary:
   Loans net of unearned income         221,808   218,300   223,373   224,702   217,778
   Assets                               318,466   314,717   320,762   306,239   300,406
   Deposits                             249,477   240,877   247,967   241,534   232,051
   Stockholders' equity                  25,406    24,068    23,476    22,274    21,420
 Average balances:
   Loans net of unearned income         219,793   220,837   224,038   221,240   214,773
   Assets                               316,592   317,740   313,474   303,323   292,743
   Deposits                             245,177   244,422   244,751   236,793   227,016
   Stockholders' equity                  24,737    23,772    22,859    21,847    21,244
 Performance Ratios:
   Return on average assets (1)            1.12%     1.06%     0.98%    1.15%      0.74%
   Return on average common equity (1)    14.31%    14.12%    13.46%   15.97%     10.26%
   Tangible equity to assets               7.72%     7.53%     7.22%    7.31%      7.37%
   Net loan charge-offs as a percentage
     of average loans                      0.02%     0.01%     0.01%    0.08%      0.01%
   Nonperforming assets as a percentage
     of average gross loans                1.12%     1.07%     1.06%    1.11%      0.35%
   Net interest margin (1) (2)             4.03%     3.64%     3.47%    3.62%      3.40%
   Efficiency ratio (2)                   55.38%    54.59%    56.35%   51.29%     63.59%
   Service fee revenue as a percent of
     average assets (1)                    0.31%     0.32%     0.31%    0.32%      0.36%

 (1) Annualized.
 (2) Tax-exempt income has been adjusted to its fully taxable equivalent with a 34% tax rate.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income for the three months ended September 30, 2001 was $2,909. Comparatively, net interest income for the third quarter 2000 was $2,252. Fully taxable equivalent net interest income for the third quarter 2001 increased $688 from third quarter 2000 to $3,016. Average earning assets grew $44,300 from the third quarter 2000. The net interest margin for the three months ended September 30, 2001 was 4.03% or 63 basis points higher than the 3.4% margin in the third quarter 2000. Yields on earning assets decreased to 7.93% compared to 8.38% in 2000. Similarly, the costs for interest-bearing liabilities decreased to 4.52% from 5.75%. The Company is trying to position more assets to reprice with the market to maintain or increase the net interest margin.

 PROVISION FOR LOAN LOSSES

 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $150 for the three months ended September 30, 2001 and September 30, 2000. Net charge-offs as a percentage of average loans outstanding were .02% and .01% during the three months ended September 30, 2001 and September 30, 2000, respectively.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased 0.6% to $357 during the three months ended September 30, 2001, from the comparable third quarter of 2000. There were no gains or losses on securities during the three months ended September 30, 2001 and 2000. Service fees on deposit accounts decreased $15, or 5.7%, for the three months ended September 30, 2001 from the three months ended September 30, 2000.

 NONINTEREST EXPENSE

 Noninterest expense increased 9.5% to $1,868 for the three months ended September 30, 2001, from $1,706 for the three months ended September 30, 2000.

 Table 6:  Key Operating Ratios

 Three Months Ended and Nine Months Ended September 30, 2001 and 2000
 (unaudited)

                                          NINE-MONTH PERIOD  THREE-MONTH PERIOD
                                             2001      2000     2001      2000
 Return on assets (net income divided by
   average assets) (1)                       1.06%    0.86%    1.12%    0.74%

 Return on average equity (net income
   divided by average equity) (1)           13.94%   11.29%   14.31%   10.26%

 Average equity to average assets            7.63%    7.58%    7.81%    7.26%

 Interest rate spread (difference between
   average yield on interest-earning assets
   and average cost of interest-bearing
   liabilities) (1) (2)                      3.00%    2.88%    3.41%    2.63%

 Net interest margin (net interest income
   as a percentage of average interest-
   earning assets) (1) (2)                   3.75%    3.65%    4.03%    3.40%

 Noninterest expense to average assets (1)   2.27%    2.35%    2.36%    2.33%

 Allowance for loan losses to total loans
   at end of period                          1.24%    1.11%    1.24%    1.11%

 (1) Annualized.
 (2) Tax-exempt income has been adjusted
     to its fully taxable equivalent with a
     34% tax rate.

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



 November 13, 2001            TODD R. TOPPEN

                              Todd R. Toppen
                              Secretary and Controller

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                                  -16-


                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                        PSB HOLDINGS, INC.
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
           Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part this report:

 NONE
                                  -17-