Form 10-K
period 2001-12-31
PSB HOLDINGS INC /WI/
filed 2002-03-29
CIK 948368

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   __________
  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from ................ to .........................

                        Commission file number:  0-26480
                               PSB HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                    WISCONSIN                   39-1804877
          (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)   Identification No.)

                             1905 W. Stewart Avenue
                            Wausau, Wisconsin 54401
              (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (715) 842-2191

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No  ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of March 22, 2002, 839,416 shares of common stock were outstanding and the total aggregate market value of the common stock held by nonaffiliates of the Registrant was approximately $26,159,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 29, 2002 (to the extent specified herein): Part III

                                FORM 10-K

                            PSB HOLDINGS, INC.

                            TABLE OF CONTENTS

 PART I

  ITEM

  1.  Business                                                      3
  2.  Properties                                                    8
  3.  Legal proceedings                                             8
  4.  Submission of matters to a vote of security holders           8

 PART II
  5.  Market for registrant's common equity and related stockholder
      matters                                                       9
  6.  Selected financial data                                      10
  7.  Management's discussion and analysis of financial condition
      and results of operations                                    11
  7A. Quantitative and qualitative disclosures about market risk   36
  8.  Financial statements and supplementary data                  36
  9.  Changes in and disagreements with accountants on accounting
      and financial disclosure                                     36

 PART III

  10.  Directors and executive officers of the registrant          37
  11.  Executive compensation                                      37
  12.  Security ownership of certain beneficial owners and
       management                                                  37
  13.  Certain relationships and related transactions              37

 PART IV

  14.  Exhibits, financial statement schedules, and reports on Form
       8-K                                                         38
                                  -2-
                                 PART I

 ITEM 1.  BUSINESS.

 PSB HOLDINGS, INC.

 PSB Holdings, Inc., a Wisconsin corporation (the "Company"), was formed in 1995. The Company is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Board") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole business is the ownership and management of Peoples State Bank (the "Bank"). Except as may otherwise be noted, this Annual Report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2001.

 ACQUISITIONS

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

 THE BANK

 GENERAL

 The Bank was organized as a state banking corporation under the laws of the state of Wisconsin in August, 1962. The Bank's principal office is located at 1905 West Stewart Avenue, Wausau, Wisconsin, 54401. The Bank's principal branch offices are located in the communities of Wausau, Rib Mountain, Marathon, Rhinelander and Eagle River, Wisconsin. The Bank provides various commercial and consumer banking services for customers located principally in Marathon, Lincoln, Oneida and Vilas Counties, Wisconsin.

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

 The Bank offers discount brokerage services at its Wausau branch location, including the sale of annuities, mutual funds and other investments to Bank customers and the general public. The Bank
                                  -3-
 maintains an investment subsidiary in Nevada to manage, hold and trade cash, securities, and loans.

 PRINCIPAL SOURCES OF REVENUE

 The table below shows the amount and percentages of the Bank's total consolidated operating revenues resulting from interest on loans and leases and interest on investment securities for each of the last three years:

                          Interest on loans  Interest on securities
                                     % of total          % of total
                                      operating           operating
 (dollars in thousands)    AMOUNT    REVENUE    AMOUNT    REVENUE

 Year ended December 31,
     2001                $ 19,263     75.6%    $  3,641     14.3%
     2000                  18,260     78.1%       3,485     14.9%
     1999                  14,065     74.3%       3,471     18.3%

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

 Recent changes in banking laws have had a significant effect on the competitive environment in which the Bank operates and are likely to continue to increase competition for the Bank. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. Banks are also permitted to create interstate branching networks in states which do not "opt out" of the new laws. The Gramm-Leach-Bliley Act of 1999 has also increased the competitive environment for the Bank. Under this act, financial holding companies are now permitted to conduct a broad range of banking, insurance and securities activities. The Company believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance and securities services will both increase the overall level of competition and attract competitors with which the Bank may not now compete for its customers.
                                  -4-
 In addition to competition, the business of the Bank will be affected by general economic conditions, including the level of interest rates and the monetary policies of the Board (see "Regulation and Supervision - Monetary Policy").

 EMPLOYEES

 The Company has no employees. Officers of the Company serve as full time employees of the Bank.

 As of March 15, 2002, the Bank had 100 full-time equivalent employees, including 24 employed on a part-time basis. None of the Bank's employees is covered by a collective bargaining agreement.

 EXECUTIVE OFFICERS

 The executive officers of the Company as of March 19, 2002, their ages and principal occupations during the last five years are set forth below.

 David K. Kopperud, 56 - President of the Company and the Bank since July, 1999; previously Executive Vice President of the Bank (1994-1999).

 David A. Svacina, 55 - Vice-President of the Company since March, 2002; Vice President of the Bank.

 Todd R. Toppen, 43 - Secretary of the Company since March 2002;
 Treasurer of the Company (1995- March 2002); Vice President of the Bank.

 Scott M. Cattanach, 33 - Treasurer of the Company since March 2002; Chief Financial Officer of the Bank since March 2002. Prior to March 2002, certified public accountant at regional public accounting firm.

 REGULATION AND SUPERVISION

 REGULATION

 The Company and the Bank are subject to regulation under both federal and state law. The Company is a registered bank holding company and is subject to regulation and examination by the Board pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

 The Board expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which
                                  -5-
 govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required minimum capital. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 18 of the Notes to Consolidated Financial
 Statements.

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

 MONETARY POLICY

 The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has a direct and indirect influence on the costs of funds used by the Bank for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.
                                  -6-
 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

  (2) the effects of and changes in government policies, including interest rate policies of the Board;

  (3)  inflation, interest rate, market and monetary fluctuations;

  (4) the timely development of and acceptance of new products and services;

  (5)  changes in consumer spending, borrowing and saving habits;

  (6)  increased competition in the Company's principal market area;

  (7)  technological changes;

  (8) acquisitions and the inability to successfully integrate acquired institutions or branches into current operations;
                                  -7-
  (9) the effect of changes in laws and regulations which increase operating costs or increase competition;

  (10)  the effect of changes in accounting policies and practices; and

  (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

 ITEM 2.  PROPERTIES.

 The Company's operations are carried out at the Bank's administrative office facility at 1905 West Stewart Avenue, Wausau, Wisconsin. The Company does not maintain any separate offices.

 The Bank operates a total of six office locations. The Bank owns four of the buildings in which it conducts operations and each building is occupied solely by the Bank. All four buildings are designed for commercial banking operations and are suitable for current operations. The Rhinelander and Eagle River branches occupy leased space within supermarkets which are designed for commercial banking operations. A new Rhinelander facility is under construction and will open in 2002.

 ITEM 3.  LEGAL PROCEEDINGS.

 As of December 31, 2001, the Company was not involved in any legal proceedings, nor was it aware of any threatened litigation.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.
                                  -8-
                               PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

 MARKET

 There is no active established public trading market in the Company common stock. Bid and ask prices are quoted by one regional broker-dealer on the OTC Bulletin Board under the symbol "PSBQ.OB."
 Transactions in the Company common stock are limited and sporadic.

 On January 10, 2000, the Board of Directors authorized the Company to repurchase up to 45,000 shares of its issued and outstanding common stock. As of March 22, 2002, the Company had repurchased all shares covered by that authorization. As of December 31, 2001, and March 12, 2002, there were 839,705 shares and 839,416 shares of the Company's common stock outstanding, respectively.

 HOLDERS

 As of December 31, 2001 there were approximately 970 holders of record of the Company's common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

 DIVIDENDS

 The Company's bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

 The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Payment of Bank dividends is subject to various limitations under banking laws and regulations. At December 31, 2001, the Bank could have paid approximately $6.8 million in additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1995.
                                  -9-
 MARKET PRICES AND DIVIDENDS

 Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:

                2001 PRICES              2000 PRICES
  QUARTER  HIGH     LOW  DIVIDENDS  HIGH    LOW  DIVIDENDS
  1st     $29.50  $27.00  $  -     $34.00  $34.00  $  -
  2nd     $40.00  $29.00  $0.38    $34.00  $33.75  $0.38
  3rd     $31.75  $29.00  $  -     $34.00  $29.00  $  -
  4th     $33.40  $30.75  $0.70    $33.00  $28.00  $0.65

 Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market. The common stock was first quoted on the OTC Bulletin Board during January 2000.

 ITEM 6.  SELECTED FINANCIAL DATA

 Table 1:  Earnings Summary and Selected Financial Data

                                     2001        2000         1999          1998        1997
 CONSOLIDATED SUMMARY OF EARNINGS: (dollars in thousands, except per share data)
 Years ended December 31,
 Total interest income          $   23,428   $   21,940   $  17,671   $   16,746   $   15,744
 Total interest expense             12,468       12,540       8,598        8,722        8,253
 Net interest income                10,960        9,400       9,073        8,024        7,491
 Provision for loan losses             890          600         460          300          230
 Net interest income
   after provision for loan losses  10,070        8,800        8,613       7,724        7,261
 Total noninterest income            2,065        1,446        1,265       1,408          745
 Total noninterest expenses          7,316        6,474        6,221       6,115        4,932
 Provision for income taxes          1,453        1,102        1,068         928          971
 Net income                    $     3,366   $    2,670   $    2,589   $   2,089   $    2,103
                                  -10-

 CONSOLIDATED SUMMARY BALANCE SHEETS:

 As of December 31,                       2001        2000      1999       1998       1997
 Total assets                         $  344,296   $ 306,239   $259,889   $ 233,491   $ 215,019
 Total loans receivable,
   net of loan loss allowances           236,574      224,702   180,524     148,582     147,172
 Total deposits                          273,635      241,534   202,354     199,800     186,603
 Short-term borrowings                     4,327       11,515    21,215       4,549       3,960
 Long-term borrowings                     38,000       28,000    13,000       6,000       3,000
 Stockholders' equity                     25,349       22,274    21,046      20,556      19,217

 PERFORMANCE RATIOS:

 Basic and diluted earnings per share    $  4.01   $     3.11  $   2.93   $    2.36   $    2.37
 Common dividends declared per share     $  1.08   $     1.03  $   1.00   $    0.93   $    0.90
 Return on average stockholders' equity    13.96%       12.33%    12.31%      10.62%      11.15%
 Return on average assets                   1.05%        0.94%     1.08%       0.96%       1.02%
 Dividend payout ratio                     26.94%       32.64%    34.12%      39.33%      37.85%
 Average equity to average assets           7.53%        7.63%     8.75%       9.06%       9.15%
 Net book value per share at year-end    $ 30.19   $    26.53  $  23.83   $   23.27   $   21.76
 Net loan charge-offs to average loans      0.14%        0.14%     0.19%       0.13%       0.22%
 Allowance for loan losses to loans
   at year-end                              1.24%        1.06%     1.15%       1.27%       1.24%
 Average common shares outstanding       839,705      858,286   883,235     883,235     887,988
 Shareholders of record at year-end          970          980       990         975         974
 FTE employees at year-end                   100           86        91          87          78

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

 The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data.

 Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual
                                  -11-
 results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2001.

 RESULTS OF OPERATIONS

 2001 COMPARED TO 2000

 The Company's consolidated net income for 2001 was $3,366, an increase of $696 or 26.1% higher than 2000. Basic and diluted earnings per share for 2001 were $4.01, a 28.9% increase over 2000 basic and diluted earnings per share of $3.11. Return on average common stockholders' equity and return on average assets were 13.96% and 1.05% for 2001 compared to 12.33% and .94% for 2000. Cash dividends paid in 2001 increased by 4.9% to $1.08 per share over the $1.03 per share paid in 2000. Current year profits were significantly impacted by the following factors:

 Taxable equivalent net interest income grew $1,665, or 17.1% from $9,732 in 2000 to $11,397 in 2001. Taxable equivalent interest income was $23,865 for 2001, $1,593 or 7.2% higher than 2000. However, interest expense decreased by $72. Increases in volume and changes in product mix added $1,703 to taxable equivalent net interest income, whereas changes in the rate environment of 2001 resulted in a $38 decrease.

 The allowance for loan losses increased $562 from $2,407 in 2000 to $2,969 in 2001. Net loan charge-offs increased $37 from $292 in 2000 to $329 in 2001 and were .14% of average loans outstanding in both 2001 and 2000. The ratio of allowance for loan losses to loans increased to 1.24% from 1.06% due to additional provisions to the allowance for loan losses beyond that needed for new loan growth. Provision for loan losses grew $290, from $600 in 2000 to $890 in 2001.

 Noninterest income was $2,065 for 2001, $619 or 42.8% higher than 2000. The primary reason for the increase was additional income from the sale of long-term fixed rate secondary market loans. Gain on sale of such loans was $683 in 2001 compared to $66 in 2000. Separate from this activity, noninterest income increased $2 during 2001.

 Noninterest expense was $7,316 in 2001, $842 or 13.0% higher than 2000. Salaries and employee benefits increased $578, while data processing and office operations increased $63, and advertising and promotion increased $96. Separate from these activities, noninterest expense increased $105 during 2001.

 2000 COMPARED TO 1999

 The Company's consolidated net income for 2000 was $2,670 compared with $2,588 in 1999. Net income increased 3.1% in 2000 from 1999. Return on average common stockholders' equity was 12.33% in 2000 compared to 12.31% in 1999. Return on average assets for 2000 was .94% compared to 1.08% for 1999.
                                  -12-
 Net income per share amounted to $3.11 in 2000, compared to $2.93 in 1999. Cash dividends declared in 2000 was $1.03 per share, compared to $1.00 in 1999. The per share ratio of dividends to shareholders to net income was 32.64% in 2000, compared to 34.12% in 1999.

 MARKET RISK

 Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in footnote 20 on the Notes to the Financial Statements.

 The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk.

 However, a sudden and substantial change in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

 INCOME STATEMENT ANALYSIS

 NET INTEREST INCOME

 Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies.

 2001 COMPARED TO 2000

 Fully taxable equivalent net interest income was $11,397 for 2001, an increase of $1,665 or 17.1% from 2000. The increase in fully taxable equivalent net interest income was due primarily to an increase in earning assets of 13.5% during 2001. To a lesser extent, taxable equivalent net interest income increased due to an increased interest rate spread caused by a liability sensitive repricing gap during 2001's falling interest rate environment.
                                  -13-
 As indicated in tables 2 and 3, increases in volume and changes in the mix of both earning assets and interest bearing liabilities added $1,703 to fully taxable equivalent net interest income, and the changes in the interest rates resulted in a $38 decrease, for a net increase of $1,665. The net interest margin and interest rate spread improved to 3.73% and 3.02% compared to 3.62% and 2.83% in 2000.

 For 2001, the yield on earning assets decreased 47 basis points, decreasing interest income by $1,654 while the cost of interest bearing liabilities decreased 66 basis points, decreasing interest expense by $1,616 for a net decrease of $38 in fully taxable equivalent net interest income as a result in changes in interest rates. The decrease in net interest margin was impacted by the interest rate environment of 2001 causing the liability sensitive balance sheet of the Company to reprice at the declining interest rates. However, the Company had a substantial portion of earning assets in liquid and overnight funds which earned interest at currently declining interest rates despite maintaining a liability sensitive balance sheet.

 The growth and composition change of earning assets contributed an additional $3,247 to fully taxable equivalent net interest income, while the growth and composition of interest bearing liabilities cost an additional $1,544, netting a $1,703 increase in fully taxable equivalent net interest income.

 Average earning assets were $305,499 in 2001, an increase of $36,429 or 13.5%, from 2000. Average interest bearing liabilities increased $30,596, or 13.3% from 2000. The composition of interest bearing liabilities shifted from higher cost short-term borrowings to more core deposit lower interest rate products and fixed rate long term borrowings. Total borrowings were $44,178 on average for 2001, up $5,212 or 13.4%. Total interest bearing deposits cost 4.52% on average for 2001 (77 basis points less than last year), while wholesale borrowings cost 6.11% (14 basis points less than last year).

 2000 COMPARED TO 1999

 The 2000 figures as a percent of average earning assets reflect an increase in interest rates during 2000. Loans are the largest component of earning assets. On average, loans grew $43,598 to $207,527 for 2000, and represented 77.13% of earning assets. A change in the total yield on the loan portfolio generally has the largest impact on net interest income. The yield on total loans increased 23 basis points to 8.81% in 2000. The yield was strongly impacted by the loans tied to the prime lending rate repricing immediately with a change in the rate. The prime rate increased 1.0% during 2000 from 6.5% to 7.5%.

 Deposits are the largest component of interest bearing liabilities. Deposit growth has not kept pace with asset growth, in part because of a low rate of personal savings by households and competition for depositor funds from higher-yielding investments. On average, total deposits grew $22,636 for 2000, and represented 83.05% of interest bearing liabilities, compared to 89.92% for 1999. As a result, the Bank had
                                  -14-
 greater dependence on wholesale funds to fund the asset growth. On average, borrowed funds increased $20,137 to $38,966 in 2000.

 During 2000 the gross yield on interest earning assets increased 32 basis points. The average rate on taxable investment securities increased 12 basis points in 2000 to 6.20%, up from 6.08% in 1999. Time deposits rates increased by 66 basis points while funds shifted into the more liquid Money Market deposit accounts, which the Company continued to promote throughout 2000 in an effort to retain deposits to support loan demand. The average rate on all interest bearing liabilities increased by 85 basis points in 2000 to 5.45% up from 4.60% in 1999.

 The table on the following page sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods, indicated.

 Table 2:  Average Balances and Interest Rates
 (dollars in thousands)                   2001                       2000                         1999
                              Average             Yield/   Average             Yield/   Average          Yield/
                              BALANCE   INTEREST  RATE     BALANCE   INTEREST  RATE     BALANCE INTEREST RATE
 Assets
 Interest earning assets:
  Loans (1)(2)(3)           $ 226,819  $ 19,301  8.51%   $ 207,527   $ 18,283  8.81%   $ 163,929   $14,065 8.58%
  Taxable securities           48,272     2,866  5.94%      46,568      2,889  6.20%      46,406     2,821 6.08%
  Tax-exempt securities (2)    17,191     1,174  6.83%      13,074        905  6.92%      14,251       985 6.91%
  Other interest income        13,217       524  3.96%       1,901        195 10.26%       1,496       135 9.02%

  Total (2)                   305,499    23,865  7.81%     269,070     22,272  8.28%     226,082    18,006 7.96%

 Non-interest earning assets:
  Cash and due from banks       9,223                        8,467                         8,694
  Premises and equipment,
     Net                        4,557                        4,352                         3,892
  Other assets                  3,447                        4,178                         3,843
  Allowance for loan
     Losses                    (2,642)                      (2,280)                       (2,085)

  Total                     $ 320,084                    $ 283,787                     $ 240,426

 Liabilities &
 stockholders' equity
 Interest bearing
 liabilities:
  Savings and demand
     Deposits               $ 101,238  $  3,261  3.22%   $  86,926    $ 3,972  4.57%   $  74,835  $  2,712 3.62%
  Time deposits               115,093     6,509  5.66%     104,021      6,134  5.90%      93,069     4,873 5.24%
  Short-term borrowings         6,414       432  6.74%      17,233      1,140  6.62%      11,661       640 5.49%
  Long-term borrowings         37,764     2,266  6.00%      21,733      1,294  5.95%       7,168       373 5.20%

  Total                       260,509    12,468  4.79%     229,913     12,540  5.45%     186,733     8,598 4.60%

 Non-interest bearing
 liabilities:
  Demand deposits              32,710                       30,209                        30,616
  Other liabilities             2,757                        2,005                         2,039
  Stockholders' equity         24,108                       21,660                        21,038

  Total                     $ 320,084                    $ 283,787                     $ 240,426

 Net interest income                     11,397                         9,732                        9,408
 Rate spread                                     3.02%                         2.83%                       3.36%
 Net yield on interest earning assets            3.73%                         3.62%                       4.16%

 (1) Non-accrual loans are included in the daily average loan balances outstanding.
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%
 (3) Loan fees are included in total interest income as follows: 2001-$344, 2000-$240, 1999-$172.

 Table 3: Interest Income and Expense Volume and Rate Analysis

                                     2001 compared to 2000               2000 compared to 1999
                                 increase (decrease) due to (1)     increase (decrease) due to (1)
 (dollars in thousands)          VOLUME       RATE         NET      VOLUME        RATE         NET
 Interest earned on:
  Loans (2)                  $    1,698   $   (680)   $   1,018   $   3,741   $     477   $   4,218
  Taxable securities                103       (126)         (23)         12          56          68
  Tax-exempt securities (2)         284        (15)         269         (81)          1         (80)
 Other interest income           1,162        (833)         329          36          24          60

 Total                            3,247     (1,654)       1,593       3,708         558       4,266

 Interest paid on:

  Savings and demand deposits       656     (1,367)        (711)        434         826       1,260
  Time deposits                     651       (276)         375         574         687       1,261
  Short-term borrowings            (716)         8         (708)        305         195         500
  Long-term borrowings              953         19          972         758         163         921

 Total                            1,544     (1,616)         (72)      2,071       1,871       3,942

 Net interest earnings       $    1,703        (38)   $   1,665   $   1,637   $  (1,313)   $    324

    (1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
    (2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

 Table 4: Yield on Earning Assets

  Year ended December 31,              2001           2000           1999
                                       YIELD  CHANGE  YIELD  CHANGE  YIELD  CHANGE
 Yield on earning assets               7.81%  -0.47%  8.28%  0.32%  7.96%  -0.31%
 Effective rate on all liabilities as
   a percent of earning assets         4.08%  -0.58%  4.66%  0.86%  3.80%  -0.43%

 Net yield on earning assets           3.73%   0.11%  3.62% -0.54%  4.16%   0.12%

 Table 5: Mix of Average Interest-Earning Assets and Average Interest-
          Bearing Liabilities

 Year ended December 31                2001     2000    1999
 Loans                                74.25%   77.13%  72.51%
 Taxable securities                   15.80%   17.31%  20.53%
 Tax-exempt securities                 5.63%    4.86%   6.30%
 Other                                 4.32%    0.70%   0.66%

 Total interest earning assets       100.00%  100.00% 100.00%

 Savings and demand deposits          38.86%   37.81%  40.08%
 Time deposits                        44.18%   45.24%  49.84%
 Short-term borrowings                 2.46%    7.50%   6.24%
 Long-term borrowings                 14.50%    9.45%   3.84%

 Total interest bearing liabilities  100.00%  100.00% 100.00%

 NONINTEREST INCOME

 Noninterest income was $2,065 for 2001, $619 or 42.8% higher than 2000. Noninterest income as a percentage of total revenues was 8.1% for 2001 compared to 6.2% last year.

 Table 6: Noninterest Income
                                                                % Change from
                                    Years Ended December 31,     prior year
 (dollars in thousands)             2001      2000      1999    2001    2000

 Noninterest income:
  Service fees                 $   1,010   $    855   $   709   18.1%  20.6%
  Gain on sale of loans              683         66       223  934.8% -70.4%
  Investment sales commissions       183        195       138   -6.2%  41.3%
  Other                              189        330       195  -42.7%  69.2%

  Total noninterest income     $   2,065    $ 1,446   $ 1,265   42.8%  14.3%

 Service fees were $1,010, $155 or 18.1% higher than 2000. Service fees as a percent of average noninterest bearing demand deposits were 3.1% in 2001 compared to 2.8% in 2002. due in part to an increase in the annual fee to maintain an overdraft protection account.
                                  -18-
 Noninterest income from the sale of long-term fixed rate residential mortgage loans increased from $66 in 2000 to $683 during 2001. The increase was largely a result of historically low long-term fixed rates for residential mortgages. Consequently, many existing customers and new customers refinanced existing adjustable rate mortgages or purchased new homes to take advantage of these historically low mortgage rates.
 During 2001 a total of $60,251 of fixed rate residential mortgages were sold to outside investors and the Federal Home Loan Bank.

 Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $12 or 6.2% from last year. The change was predominantly due to a decrease in the fair market value of assets under management, primarily from the declines in the stock and bond markets during 2001.

 Other operating income during 2000 included $39 from a gain on sale of student loans. There were no student loan sales during 2001. In addition, during the third quarter 2001, the annual check card and bank credit card fees were discontinued, decreasing 2001 other income by $20 compared to 2000. Gain on sale of premises and equipment is also included in other income and was $48 in 2001 and $69 in 2000. Separate from these items, other income decreased $61 compared to 2000.

 NONINTEREST EXPENSE

 Total noninterest expense increased $842 to $7,316 during 2001, representing a 13.0% increase over 2000.

 Table 7:  Noninterest Expense
      % Change from
      Years Ended December 31,           prior year
 (dollars in thousands)  2001  2000  1999  2001  2000

 Noninterest expense:
  Salaries and employee benefits          $ 4,419   $ 3,842   $ 3,621  15.0%  6.1%
  Occupancy                                   917       937       859  -2.1%  9.1%
  Data processing and office operations       523       460       441  13.7%  4.3%
  Advertising and promotion                   307       211       222  45.5% -5.0%
  Other                                     1,150     1,024     1,078  12.3% -5.0%

  Total noninterest expense               $ 7,316   $ 6,474   $ 6,221  13.0%  4.1%

 Salaries and employee benefits increased $577 or 15.0% over 2000 and represented 60.4% of total noninterest expense in 2001 compared to 59.3% in 2000. The increase includes an additional $103 in 401(k) profit sharing expense for 2001 over 2000. The increase also includes
                                  -19-
 incentive compensation pay earned by employees in 2001 under the incentive plan totaling $294. There was no incentive compensation pay
 earned in 2000.   The average number of full time equivalent employees
 increased from 89 in 2000 to 93 in 2001. Separate from the increase in profit sharing expense and incentive pay noted above, average salaries and benefits per full time equivalent employee increased .2% during 2001.

 Occupancy expense was $917 for 2001 decreasing 2.1% from last year. The majority of the decrease was due to reduced depreciation expense of $31, much of it related to original furniture and fixtures costs at the Bank's Rib Mountain, and Marathon branch locations now being fully depreciated. The Eagle River branch location opened later in 2001 and had minimal impact on 2001 occupancy costs.

 Data processing costs increased $63 or 13.7% during 2001 reflecting the increasing cost of software maintenance contracts and paper and forms supplies. Advertising and promotion expense increased $96, or 45.5% during 2001. The Bank expanded its internal marketing staff and contracted with an independent consultant to improve and expand ongoing marketing initiatives. Additional advertising costs were also incurred in connection with opening of the new Eagle River branch location.

 Other operating expense increased $126 or 12.3% in 2001. The majority of the change is due to $104 of expense related to settlement related to benefits vested under the previously terminated directors' retirement plan. Separate from this expense, other operating expense increased $22, or 2.1% over 2000.

 PROVISION FOR LOAN LOSSES

 The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $890 in 2001; compared to $600 in 2000 and $460 in 1999. See additional discussion under section, "Allowance for Loan Losses."

 INCOME TAXES

 The effective tax rate was 30.2% in 2001, 29.2% in 2000, and 29.2% in 1999. See footnote 14 to the financial statements for additional tax information.

 SUMMARY OF QUARTERLY RESULTS

 Year ended December 31, 2001                           Three months ended
 (dollars in thousands, except per share data) MARCH 31  JUNE 30        SEPT 30       DEC 31

 2001
 Interest income                       $     6,046   $     5,979   $     5,833   $     5,570
 Interest expense                            3,559         3,349         2,924         2,636
 Net interest income                         2,487         2,630         2,909         2,934
 Provision for loan losses                     150           150           150           440
 Net income applicable to common stock         769           839           885           873
 Basic and diluted earnings per share       $ 0.91   $      1.00   $      1.05   $      1.05

 2000

 Interest income                       $     4,907   $     5,305   $     5,666   $     6,062
 Interest expense                            2,576         2,991         3,414         3,559
 Net interest income                         2,331         2,314         2,252         2,503
 Provision for loan losses                     150           150           150           150
 Net income applicable to common stock         573           680           545           872
 Basic and diluted earnings per share  $      0.64   $      0.78   $      0.65   $      1.04

 1999

 Interest income                       $     4,179   $     4,281   $     4,547   $     4,664
 Interest expense                            2,050         2,093         2,208         2,247
 Net interest income                         2,129         2,188         2,339         2,417
 Provision for loan losses                      75            75           105           205
 Net income applicable to common stock         635           722           759           473
 Basic and diluted earnings per share  $      0.72   $      0.82   $      0.86   $      0.53

 BALANCE SHEET ANALYSIS

 INVESTMENT PORTFOLIO

 The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. All but tax-exempt municipal securities are classified as available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. Tax-exempt municipal securities are considered held to maturity and are recorded at net amortized cost. The investment
                                  -21-
 portfolio represented 21% and 22% of average earning assets in 2001 and 2000, respectively.

 Table 8:  Investment Securities Portfolio Maturities

                                                  After one but          After five but
                             Within one year      within five years     within ten years     After ten years
 (dollars in thousands)         AMOUNT  YIELD        AMOUNT  YIELD     AMOUNT  YIELD   AMOUNT    YIELD
 U. S. Treasury securities
  and obligations of U.S.
  government                 $     2,017  6.15%   $   6,102  5.35%   $   1,554  5.37%

 Mortgage backed securities                                              6,727  6.15%    33,585   5.96%

 Obligations of states and
  political subdivisions (1)         886  7.28%       5,515  6.90%      13,886  6.60%

 Other equity securities             173  0.95%

 Totals                      $     3,076  6.18%   $  11,617  6.09%   $  22,167  6.38%   $ 33,585  5.96%

 At December 31, 2001, the Company's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

 Securities with an approximate carrying value of $9,225 and $12,555, at December 31, 2001 and 2000, respectively, were pledged primarily to secure public deposits, short-term borrowings, and for other purposes required by law.
                                  -22-

 Table 9:  Investment Securities Distribution

                                                         Years Ended Dec. 31
 (dollars in thousands)            2001                         2000                          1999
                                Amortized           Fair     Amortized          Fair       Amortized       Fair
                                   COST            VALUE        COST           VALUE          COST        VALUE
 U.S. Treasury securities
  and obligations of U.S.
  government                  $     9,516   $       9,673   $    24,572   $    24,410   $    26,798   $  25,826

 Mortgage backed securities        39,717          40,312        23,706        23,664        20,448      19,916

 Obligations of states and
  political subdivisions           20,287          20,355        13,975        14,005        13,843      13,473

 Other equity securities              173             173            48            48            48          48

 Total                        $    69,693   $      70,513   $    62,301   $    62,127   $    61,137   $  59,263

 The market value of the investment portfolio as a percentage of book value has increased due to the decrease in overall market interest rates. At December 31, 2001 market value was 101.2% of book value. The net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $491, net of deferred taxes of $260 compared to a loss of $125, net of deferred income taxes of $79 at December 31, 2000.

 During 2000, the interest rates beyond one year decreased. The market value of the fixed income portion on the investment portfolio as a percentage of book value increased due to the decrease in interest rates. At December 31, 2000, market value was 99.73% of book value.
 The net unrealized loss on securities available for sale, recorded as a separate component of stockholders' equity, was $125, net of deferred income taxes of $79, compared to a loss of $1,043, net of deferred taxes of $461 at December 31, 1999.

 The Bank's investment subsidiary, PSB Investments, Inc., was formed in May, 1992, and currently holds approximately $64,456 in investment securities and loans at book value. Income tax expense for 2001 was approximately $213 lower as a result of holding these investments and loans at the subsidiary.

 As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on total assets and anticipated level of long-term borrowings to be advanced to the Bank. This stock has a purchase cost and par value of $100 per share. The stock is recorded at cost which approximates market value. Transfer of the stock is substantially restricted. The stock earns a quarterly dividend generally approximating .75% over the moving average of one-year LIBOR.
                                  -23-
 The dividend rate paid on FHLB stock was 6.34%, 7.47%, and 6.69% in 2001, 2000, and 1999, respectively.

 LOANS

 Total loans as presented in Table 10 include loans held for sale to the secondary market and construction loans not yet fully disbursed. Total loans were $244,551 at December 31, 2001, an increase of $14,142 or 6.1% over December 31, 2000.

 Table 10:  Loan Composition

 (dollars in thousands)  2001          2000               1999                  1998              1997
                             % of              % of                  % of               % of              % of
                   AMOUNT   TOTAL     AMOUNT   TOTAL      AMOUNT    TOTAL      AMOUNT  TOTAL     AMOUNT   TOTAL
 Commercial,
 industrial and
 agricultural    $  55,363  22.64%   $  53,421  23.19%   $  51,054  27.45%  $  40,514  26.37%  $  33,801  22.64%

 Real estate
 mortgage
 (commercial and
 residential)      158,849  64.96%     149,859  65.04%     111,923  60.17%     89,617  58.33%    95,442   63.92%

 Real estate loans
 held for sale       1,403   0.57%         114   0.05%               0.00%      3,120   2.03%       301    0.20%

 Real estate
 construction       15,609   6.38%      11,231   4.87%       9,654   5.19%      8,643   5.63%     7,511    5.03%

 Consumer and
 individual         13,327   5.45%      15,784   6.85%      13,375   7.19%     11,755   7.64%    12,262    8.21%

 Totals          $ 244,551 100.00%   $ 230,409 100.00%    $186,006 100.00%  $ 153,649 100.00%  $149,317  100.00%

 Retained, in-house real estate mortgage loans totaled $158,849 at the end of 2001 and $149,859 at the end of 2000. Loans in this classification include $72,299 of loans secured by 1-to-4 family residential properties. Residential real estate loans consist of home mortgages, home equity lines, and second mortgages.

 In addition to residential real estate loans retained by the Company and recognized on the balance sheet, the Company also services approximately $36 million of residential real estate loans which have been sold to the Federal Home Loan Bank (FHLB) under the Mortgage Partnership Finance Program. As part of the asset/liability and interest rate sensitivity management strategy, the Company does not retain long term 15 to 30 year fixed rate mortgages in their own portfolio. These serviced loans are not recognized on the Company's balance sheet. A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as payment for servicing the loan for the FHLB.
                                  -24-
 Historically low long-term fixed rate mortgage interest rates during 2001 increased the amount of loans originated and subsequently sold to the FHLB from approximately $1 million at December 31, 2000.

 During 2001, the Company recognized a mortgage servicing right asset due to the substantial volume of loans now serviced for the FHLB. Recognition of initial mortgage servicing rights of $320 increased the gain on sale of loans during 2001. The mortgage servicing right is amortized as a reduction to loan servicing income over the estimated servicing life of the loan in proportion to the amount of servicing fees collected. The amortization period takes into account the likelihood that the loan will be prepaid or refinanced prior to the original term. The anticipated servicing period used to amortize mortgage servicing rights ranges from 6 years for a 15 year fixed rate loan up to 10 years for a 30 year fixed rate loan. These amortization periods are based on Company experience and standards recognized within the mortgage servicing industry and would be accelerated in the event repayment occurred faster than originally anticipated.

 Mortgage servicing rights are recorded at the lower of amortized cost or fair value. At December 31, 2001, mortgage servicing rights included in Other Assets on the balance sheet were $284. Mortgage servicing right amortization of $37 was recorded during 2001. There were no mortgage servicing rights recorded during 2000.

 Commercial loans were $55,363 at the end of 2001, up $1,942 since year-end 2000, but comprising 22.6% of the total loans outstanding, down from 23.2% at the end of 2000. The commercial, industrial, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries. Loans to finance agricultural production totaled just $2,908 or 1.2% of total loans.

 Real estate construction loans grew 39.0% to $15,609 at the end of 2001 compared to $11,231 at the end of 2000. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.

 Installment loans to consumers and individuals totaled $13,327, down from $15,784 at year-end 2000. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. The Bank experiences extensive competition from local credit unions offering low rates on installment loans.
                                  -25-

 Table 11:  Loan Maturity Distribution and Interest Rate Sensitivity

 (dollars in thousands)                                            Loan Maturity
                                                        One year   Over one year    Over
                                                        OR LESS    TO FIVE YEARS  FIVE YEARS
 Commercial, industrial and agricultural              $   28,915    $   24,728     $ 1,720
 Real estate mortgage (commercial and residential)        63,475        93,616       1,758
 Real estate loans held for sale                           1,403
 Real estate construction                                 15,609
 Consumer and individual                                   1,124        11,107       1,096

 Totals                                                $ 110,526    $  129,451    $  4,574

 Fixed rate                                                         $   81,598    $  2,541
 Variable rate                                                          47,853       2,033

 Totals                                                              $ 129,451    $  4,574

 The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2001, no concentrations existed in the Company's portfolio in excess of 10% of total loans.

 ALLOWANCE FOR LOAN LOSSES

 The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. During 2001, the allowance for loan losses grew from $2,407 at December 31, 2000 to $2,969 at December 31, 2001. As of December 31, 2001 the allowance for loan losses as a percentage of total loans outstanding was 1.24% and was 60.4% of nonperforming loans, compared to 1.06% and 55.1%, respectively, at December 31, 2000. In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

 Table 12:  Loan Loss Experience

 (dollars in thousands)                           Years ended December 31
                                    2001         2000         1999         1998         1997
 Average balance of loans
 for period                    $  226,819   $  207,527   $  163,929   $  148,806   $  140,962

 Allowance for loan losses
 at beginning of year          $    2,407   $    2,099   $    1,947   $    1,845   $    1,925

 Loans charged off:

 Commercial, industrial
 and agricultural                   (148)        (250)         (322)        (138)        (156)
 Real estate mortgage
 (commercial and residential)        (75)         (14)          (72)                     (136)
 Consumer and individual            (107)         (51)          (38)         (69)         (59)

 Total charge-offs                  (330)        (315)         (432)        (207)        (351)

 Recoveries on loans
 previously charged-off:

 Commercial, industrial
 and agricultural                      1           16           67                         17
 Real estate mortgage
 (commercial and residential)                       3            7                         19
 Consumer and individual               1            4           50             9            5

 Total recoveries                      2           23          124             9           41

 Net loans charged-off              (328)        (292)        (308)         (198)        (310)
 Provision for loan losses           890          600          460           300          230

 Allowance for loan losses
 at end of year                $   2,969    $   2,407    $   2,099    $    1,947   $    1,845
                                    -27-
 Ratio of net charge-offs
 during the year to average loan    0.14%       0.14%         0.19%         0.13%       0.22%

 Ratio of allowance for loan
 losses to loans receivable
 at end of year                     1.24%       1.06%         1.15%         1.27%       1.24%

 The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

 The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 13. The allocation methodology applied by the Company focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for credit losses by pools of risk. The Company combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits. During 2001, the Company expanded ongoing credit review and risk rating procedures. As a result, loan loss allowance allocations were updated on a basis
 different than prior years.   The new basis is considered to more
 accurately match loss allowance with nonperforming, or other loans with heightened risk factors. The primary impact of this allocation change was to decrease allowances allocated to consumer and individual loans, and to increase allowances allocated to real estate mortgage loans.

 As a FHLB Mortgage Partnership Finance loan servicer (as described in the LOANS section above), the Company has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2001, the maximum Company obligation for such guarantees would be approximately $131 if total foreclosure losses on the entire pool of approximately $36 million loans exceeded $510. In exchange for this guarantee, the Company is paid a "credit enhancement" fee of .07% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB. These first mortgage loans are underwritten using standardized and conservative criteria on residential properties in the Bank's local communities. As an indicator of foreclosure loss exposure on these FHLB guaranteed loans, CUMULATIVE net loan charge-offs on mortgage loans retained by the bank in their own portfolio were approximately .15% of average mortgage principal during the 5 years ended December 31, 2001. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and
                                  -28-
 that the Company will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool.

 In the opinion of management, the allowance for loan losses is adequate as of December 31, 2001. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

 Table 13:  Allocation of the Allowance for Loan Losses

                                                               As of December 31,
 (dollars in thousands)                                 2001          2000              1999      1998      1997
 Commercial, industrial and agricultural          $     1,738   $      1,467   $        1,263   $ 1,120  $    -
 Real estate mortgage (commercial and residential)        591            249              217       201
 Consumer and individual                                   89            369              322       298

 Impaired loans                                           551            322              297       328     178
 Unallocated                                                -              -                -         -   1,667

 Totals                                           $     2,969   $      2,407   $        2,099   $ 1,947  $1,845

 Net loans charged off were $328 or .14% of average loans for 2001, compared to $292 or .14% of average loans for 2000, and were $308 or .19% of average loans for 1999. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

 Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, loans defined as impaired under current accounting standards, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

 Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Also included in nonperforming loans are restructured loans. Restructured loans involve the granting of concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate. The majority of restructured loans represent capitalized loan principal and/or interest that borrowers were unable to repay according to the original repayment terms. Such loans are subject to senior management review and ongoing monitoring and are made in cases where the borrower's delinquency is considered short-term from circumstances the borrower is believed able to overcome.
                                  -29-

 Table 14: Nonperforming Loans and Foreclosed Assets

                                                            December 31,
 (dollars in thousands)                       2001      2000       1999        1998       1997
 Nonaccrual loans not considered impaired   $ 1,801   $ 1,123   $    620   $    582   $    835
 Impaired loans                               2,112     1,901      2,206        970      1,124
 Accruing loans past due 90 days or more          -         -          -          -          7
 Restructured loans                             999     1,348        278        296        618

 Total non-performing loans                 $ 4,912   $ 4,372   $  3,104   $  1,848   $  2,584
 Foreclosed assets                          $   421   $    17   $     24   $      -   $    336

 Nonperforming loans at December 31, 2001, were $4,912, an increase of $540 from December 31, 2000.

 Interest payments on nonaccrual and impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 2001 if all such loans had been current throughout the year in accordance with their original terms was $228 in comparison to $160 actually collected. The total reduction in interest income during 2000 as a result of discontinuing the accrual of interest on loans that are delinquent for over 90 days was $135,000.

 DEPOSITS

 Deposits are the Company's largest source of funds. At December 31, 2001, deposits were $273,635, up $32,101 or 13.3% over last year. At year-end, noninterest bearing demand deposits were approximately $9 million greater than the 2001 average balance due to collections of municipal deposits and increased seasonal consumer retail demand deposits.

 The Company's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. During 2001, the Company experienced a shift of deposit mix to more short-term liquid accounts from time deposits due to the interest rate environment.
                                  -30-

 Table 15: Average Deposits Distribution

                             2001               2000              1999
                                    Interest           Interest           Interest
 (dollars in thousands)    AMOUNT  RATE PAID  AMOUNT  RATE PAID  AMOUNT  RATE PAID
 Noninterest bearing
 demand deposits        $   32,710   n/a   $  30,209   n/a   $   30,616   n/a

 Interest bearing demand
 and savings deposits      101,238  3.22%     86,926  4.57%      74,835 3.62%

 Time deposits             115,093  5.66%    104,021  5.90%      93,069 5.24%

 Totals                  $ 249,041  3.92%  $ 221,156  4.57%   $ 198,520 3.82%

 On average, deposits were $249,041 for 2001, up $27,885 or 12.6% over the average for 2000. Average savings deposits, including money markets, increased $14,312 or 16.5% over 2000.

 Table 16: Maturity Distribution of Certificates of Deposit of $100,000 42,327 or More

 (dollars in thousands)       DECEMBER 31, 2001

 3 months or less                $    10,759
 Over 3 months through 6 months        9,668
 Over 6 months through 12 months      16,445
 Over 1 year through 5 years          16,359

 Totals                          $    53,231

 OTHER FUNDING SOURCES

 Other funding sources, including short-term borrowings and long-term debt, were $42,327 at December 31, 2001 up $2,812 from $39,515 at
 December 31, 2000. Short-term borrowings at December 31, 2001 consist of securities sold under repurchase agreements. The repurchase agreements are payable on demand. Other available short-term borrowings include federal funds purchased and the FHLB open line of credit, which were not used at December 31, 2001. During 2001, higher rate repurchase agreement borrowings were replaced with long-term fixed rate FHLB advances. Long-term debt at December 31, 2001, was $38,000 up from $28,000 at the end of last year.
                                  -31-
 The mix of other funding sources shifted toward longer-term borrowings, with average long-term debt representing 85.5% of other funding sources from 55.8% last year, in response to asset/liability objectives.
 Average long-term debt increased $16,031 during 2001. Within the short-term borrowing category average, draws on the FHLB open line of credit and securities sold under repurchase agreements were down $10,819.

 Table 17:  Short-term Borrowings
                                                           December 31,
 (dollars in thousands)                            2001        2000       1999
 Securities sold under repurchase agreements   $  4,327   $    7,662   $ 10,738
 Federal funds purchased                                                 10,477
 FHLB open line of credit                                      3,853

 Totals                                        $  4,327   $   11,515   $ 21,215

 Average amounts outstanding during the year   $  6,414   $   17,233   $ 11,661
 Avg. interest rates on amounts outstanding
 during year                                       6.74%        6.62%      5.49%
 Maximum month-end amounts outstanding         $  9,047   $   26,863   $ 21,215
 Average interest rate on amounts outstanding
  at end of year                                   5.01%        6.83%      5.90%

 LIQUIDITY AND INTEREST RATE SENSITIVITY

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

 The Bank's primary funding source is deposits. Average deposits as a percentage of other funding sources used were 84.9% at December 31, 2001 and 85.0% at December 31, 2000. Other funding sources represent the balance of the Bank's total funding needs. The primary funding sources utilized are long-term fixed rate and short-term variable rate Federal Home Loan Bank advances, federal funds purchased, brokered CDs, and repurchase agreements from a base of individuals, businesses, and public entities.

 Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 18 represents the Company's earning sensitivity to changes in interest rates at December 31, 2001. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.
                                  -32-
 Table 18 reflects a positive gap position in all individual (not cumulative) categories except 91 to 180 days, and 181 to 365 days. The cumulative one-year gap ratio is negative at 88.24%. The Bank believes the cumulative gap position at December 31, 2001 was adequate considering anticipated changes in interest rates in the upcoming 1 year period. A significant portion of consumer deposits do not re-price or mature on a contractual basis. Rather, the Bank has the ability to re-price or change these deposits on demand. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset/Liability Committee attempts to distribute these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. These assumptions allocate interest bearing demand deposits and money market funds as 30%, 20%, 20%, and 30% of balances to the 0-90 days, 181-365 days, 1-5 years, and beyond 5 year categories, respectively. The assumptions also allocate savings (excluding time deposits) balances as 10%, 15%, 15%, and 60% of balances to the 0-90 days, 181-365 days, 1-5 years, and beyond 5 year categories, respectively.

 The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. Management considers that an acceptable range for the rate sensitivity ratio is 70-150%.

 Table 18: Interest rate sensitivity gap analysis

                                                   December 31, 2001
 (dollars in thousands)       0-90 DAYS     91-180 DAYS   181-365 DAYS       1-5 YRS.    BEYOND 5 YRS.    TOTAL

 Earning assets:
  Loans                  $      56,111   $     21,949   $     28,861   $     129,451   $     4,574  $    240,946
  Securities                     1,791            749            536          11,617        55,752        70,445
  Other earning assets          10,965                                                                    10,965
 Total                   $      68,867   $     22,698   $     29,397   $     141,068   $    60,326  $    322,356

 Cumulative rate
   sensitive assets      $      68,867   $     91,565   $    120,962   $     262,030   $   322,356
 Interest-bearing
 liabilities
  Interest-bearing
  deposits               $      51,154   $     24,564   $     58,598   $      59,248   $    38,564  $    232,128

  Other interest-bearing
    borrowings                   1,361            773            640          36,553         3,000        42,327

 Total                   $      52,515   $     25,337   $     59,238   $      95,801   $    41,564  $    274,455
 Cumulative interest
   sensitive liabilities $      52,515   $     77,852   $    137,090   $     232,891   $   274,455

 Interest sensitivity
 gap for the individual
 period                  $      16,352   $     (2,639)  $    (29,841)  $      45,267   $    18,762

 Cumulative interest
   sensitivity gap       $      16,352   $     13,713   $    (16,128)  $      29,139   $    47,901

 Cumulative ratio of
 rate sensitive assets
 to rate sensitive
 liabilities                    131.14%        117.61%         88.24%         112.51%       117.45%

 CAPITAL ADEQUACY

 Stockholders' equity at December 31, 2001, increased to $25,349, or $30.19 per share compared with $22,274 or $26.53 per share at the end of 2000. The primary increase in stockholders' equity in 2001 was net income ($3,366) in excess of cash dividends paid to shareholders ($907), of $2,459. Cash dividends paid in 2001 were $1.08 per share compared to $1.03 per share in 2000. The 2001 dividend payout ratio as a percentage of net income was 26.94% in 2001 compared to $32.64% in 2000. Capital at year-end 2001 included $491 related to unrealized gains on securities AFS, net of their tax effect. Stockholders' equity increased $616 during 2001 due to unrealized gains on securities AFS.

 The adequacy of the Company's capital and the Bank's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2001, 2000, and 1999, the Company's and the Bank's Tier 1 leverage ratios, Tier 1 risk-based capital ratios, and total risk-based capital ratios were well in excess of regulatory requirements to be considered well-capitalized under regulatory requirements (see note 18 of the notes to Consolidated Financial
 Statements). Management feels the capital structure of the Company and Bank is adequate.

 Table 19:  Capital Ratios

 The following table presents a reconciliation of Company stockholders' equity as presented in the December 31, 2001 consolidated balance sheets to regulatory capital.

 (dollars in thousands)                            2001         2000           1999
 Stockholders' equity                        $    25,349   $    22,274   $    21,046
 Disallowed mortgage servicing right assets          (28)            -             -
 Unrealized (gain) loss on securities AFS           (491)          125         1,043

 Tier 1 regulatory capital                        24,830        22,399        22,089
 Add: allowance for loan losses                    2,969         2,407         2,099

 Total regulatory capital                    $    27,799   $    24,806   $    24,188

 Total assets                                $   344,296   $   306,239   $   259,889
 Unrealized (gain) loss on securities AFS           (491)          125         1,043

 Tangible assets                             $   343,805   $   306,364   $   260,932

 Risk-weighted assets (as defined by
  current regulations)                       $   248,620   $   204,725   $   180,711
 Add: Recourse obligation under FHLB
  loan servicing program                             131             -             -

 Adjusted risk-weighted assets               $   248,751   $   204,725   $   180,711

 Tier 1 capital to year-end tangible
  assets (leverage ratio)                            7.2%          7.3%          8.5%
 Tier 1 capital to adjusted risk-weighted
  assets                                            10.0%         10.9%         12.2%
 Total capital to adjusted risk-weighted
  assets                                            11.2%         12.1%         13.4%

                                  -35-
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under sub captions "Results of Operations", "Market Risk", "Net Interest Income", "Provision for Loan Losses", "Investment Portfolio", "Deposits", and "Liquidity and Interest Sensitivity" under Item 7, Management's Discussion and Analysis of Financial Conditions.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The consolidated financial statements of the Company for the years ended December 31, 2001, 2000, and 1999 are incorporated by reference to
 Exhibit 99.1 to this Annual Report on Form 10-K. Exhibit 99.1 is located immediately following page 40.

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

 None
                                  -36-
                                PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the disclosure in the Company's proxy statement dated March 29, 2002 relating to the 2002 annual meeting of shareholders (the "2002 Proxy Statement") under the caption "Election of Directors." Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the subcaption "Compensation of Directors." Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the disclosure in the 2002 Proxy Statement beginning under the caption "Executive Officer Compensation," through the disclosure ending under the subcaption, "Stock Options," and
 (2) the disclosure in the 2002 Proxy Statement under the subcaption "Compensation Committee and Board Interlocks and Insider Participation."

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement beginning under the caption "Beneficial Ownership of Common Stock" and ending at the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                  PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
 K.

  (a)  Documents filed as part of this report.

  (1) The financial statements filed as part of this report are set forth in Exhibit 99.1.

  (2)  No financial statement schedules are required by Item 14(d).

  (3) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

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

  4.1  Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

  10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

  10.2  Non-Qualified Retirement Plan for Directors of the Bank*

  10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

  10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*

  21.1  Subsidiaries of the Company (incorporated by reference to Exhibit
        21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
                                  -38-
  99.1  Consolidated financial statements for the years ended December
        31, 2001, 2000, and 1999

  (b)  Reports on Form 8-K.

  None.

  *Denotes Executive Compensation Plans and Arrangements.

 SIGNATURES

 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PSB Holdings, Inc.

  By   DAVID K. KOPPERUD                        March 29, 2002
       David K. Kopperud, President
       and Chief Executive Officer

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2001.

     SIGNATURE AND TITLE                 SIGNATURE AND TITLE

 DAVID K. KOPPERUD                       SCOTT M. CATTANACH
 David K. Kopperud, President            Scott M. Cattanach, Treasurer
 Chief Executive Officer and a Director (Principal Financial Officer and Accounting Officer)

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

 WILLIAM J. FISH                         CHARLES A. GHIDORZI
 William J. Fish                         Charles A. Ghidorzi

 GORDON P. GULLICKSON                    LAWRENCE HANZ, JR.
 Gordon P. Gullickson                    Lawrence Hanz, Jr.

 THOMAS R. POLZER                        THOMAS A. RIISER
 Thomas R. Polzer                        Thomas A. Riiser

 WILLIAM M. REIF                         EUGENE WITTER
 William M. Reif                         Eugene Witter

                               EXHIBIT INDEX
                                     TO
                                 FORM 10-K
                                     OF
                             PSB HOLDINGS, INC.
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. 232.102(d)


 Exhibit
 NUMBER             DESCRIPTION

 10.2  Non-Qualified Retirement Plan for Directors of the Bank

 99.1  Consolidated financial statements for the years ended
       December 31, 2001, 2000, and 1999