Form 10-K/A
period 2001-12-31
PSB HOLDINGS INC /WI/
filed 2002-04-17
CIK 948368

FORM 10-K/A

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

      For the transition period from ................. to ....................

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement dated March 29, 2002 (to the extent specified herein): Part
                                      III
                                  -1-

     This amendment to the PSB Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") is filed for the purpose of correcting a typographical error in the Consolidated Statements of Cash Flows under the caption "Originations of loans held for sale" and the subsequent footing error under the caption "Net cash provided by operating activities." The audited financial statements of the Company are set forth in Exhibit 99.1 to this Form 10-K/A.

     In all other respects, the 2001 Form 10-K filed March 29, 2002 is hereby ratified and confirmed.
                                  -3-
                                 SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

 PSB Holdings, Inc.

 By   DAVID K. KOPPERUD
      David K. Kopperud, President
      and Chief Executive Officer

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of April, 2002.

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

 DIRECTORS:

 GORDON P. CONNOR                        PATRICK L. CROOKS
 Gordon P. Connor                        Patrick L. Crooks

 WILLIAM J. FISH
 William J. Fish                         Charles A. Ghidorzi

 GORDON P. GULLICKSON                    THOMAS R. POLZER
 Gordon P. Gullickson                    Thomas R. Polzer

 THOMAS A. RIISER                        WILLIAM M. REIF
 Thomas A. Riiser                        William M. Reif

                               EXHIBIT INDEX
                                     TO
                                FORM 10-K/A
                                     OF
                             PSB HOLDINGS, INC.
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. 232.102(d)


 Exhibit
 NUMBER             DESCRIPTION


 99.1     Consolidated financial statements for the years ended
          December 31, 2001, 2000, and 1999
                                  -4-