Form 10-Q
period 2002-03-31
PSB HOLDINGS INC /WI/
filed 2002-05-14
CIK 948368

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

    (Mark One)
      [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 2002

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

                                               Yes   X   No


 The number of common shares outstanding at March 31, 2002 was 839,416.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                        QUARTER ENDED MARCH 31, 2002


                                                                   PAGE NO.

 PART I.  FINANCIAL INFORMATION

 Item 1.       Financial Statements

               Condensed Consolidated Balance Sheets
               March 31, 2002 (unaudited) and December 31,
               2001 (derived from audited financial statements)            1

               Condensed Consolidated Statements of Income
               Three Months Ended March 31, 2002 and 2001 (unaudited)      2

               Consolidated Statement of Changes in Stockholders' Equity
               Three Months Ended March 31, 2002 (unaudited)               3

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2002 and 2001 (unaudited)      4

               Notes to Condensed Consolidated Financial
               Statements                                                  6

 Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   8

 Item 3.       Quantitative and Qualitative Disclosures About
               Market Risk                                                18

                       PART I.  FINANCIAL INFORMATION

 ITEM 1.     FINANCIAL STATEMENTS

                             PSB HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

 (March 31, 2002 unaudited, December 31, 2001
  derived from audited financial statements)
                                                                         March 31,   December 31,
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                            2002             2001
 ASSETS
  Cash and due from banks                                              $    8,756  $     16,736
 Interest-bearing deposits and money market funds                           1,518         3,539
 Federal funds sold                                                         5,375         5,275
 Securities:
   Held to maturity (fair values of $21,128 and $20,355, respectively)     20,899        20,287
   Available for sale (at fair value)                                      48,089        50,157
 Federal Home Loan Bank stock (at cost)                                     2,182         2,151
 Loans held for sale                                                          634         1,403
 Loans receivable, net of allowance for loan losses of $3,155
   and $2,969, respectively)                                              237,187       236,574
 Accrued interest receivable                                                1,965         1,873
 Foreclosed assets, net                                                       250           421
 Premises and equipment                                                     4,885         4,755
 OTHER ASSETS                                                               1,321         1,125
 TOTAL ASSETS                                                           $ 333,061  $    344,296
 LIABILITIES

 Non-interest bearing deposits                                          $  33,324  $     41,507
 INTEREST-BEARING DEPOSITS                                                230,702       232,128

   Total deposits                                                         264,026       273,635

 Short-term borrowings                                                      3,086         4,327
 Long-term Federal Home Loan Bank advances                                 38,000        38,000
 ACCRUED EXPENSES AND OTHER LIABILITIES                                     1,773         2,984
   TOTAL LIABILITIES                                                      306,885       318,946

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a stated value of $2 per share:
   Authorized - 1,000,000 shares
   Issued - 902,425 shares                                                  1,805         1,805
 Additional paid-in capital                                                 7,159         7,159
 Retained earnings                                                         19,144        18,186
 Unrealized gain on securities available for sale, net of tax                 369           491
 TREASURY STOCK, AT COST - 63,009 AND 62,720 SHARES, RESPECTIVELY          (2,301)       (2,291)

   TOTAL STOCKHOLDERS' EQUITY                                              26,176        25,350

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 333,061  $    344,296

                             PSB HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                                           THREE MONTHS ENDED
 (dollars in thousands,                                          MARCH 31,
 EXCEPT PER SHARE DATA - UNAUDITED)                          2002        2001
 Interest income:
   Interest and fees on loans                           $  4,391    $  5,021
   Interest on securities:
       Taxable                                               690         748
       Tax-exempt                                            224         159
   OTHER INTEREST AND DIVIDENDS                               65         117

            TOTAL INTEREST INCOME                          5,370       6,045

 Interest expense:
   Deposits                                                1,766       2,861
   Short-term borrowings                                      46         155
   LONG-TERM FHLB ADVANCES                                   564         542

            TOTAL INTEREST EXPENSE                         2,376       3,558

 Net interest income                                       2,994       2,487
 PROVISION FOR LOAN LOSSES                                   180         150

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       2,814       2,337

 Noninterest income:
   Service fees                                              235         246
   Gain on sale of loans                                     198          29
   Investment product sales commissions                       45          46
   Net gain (loss) on sale of securities                     -            -
   OTHER NONINTEREST INCOME                                   87         134

            TOTAL NONINTEREST INCOME                         565         455

 Noninterest expense:
   Salaries and employee benefits                          1,245       1,012
   Occupancy                                                 240         236
   Data processing and other office operations               132         122
   Advertising and promotion                                  76          58
   OTHER NONINTEREST EXPENSES                                319         276

           TOTAL NONINTEREST EXPENSE                       2,012       1,704

 Income before provision for income taxes                  1,367       1,088
 PROVISION FOR INCOME TAXES                                  409         319

 NET INCOME                                            $     958   $     769
 BASIC AND DILUTED EARNINGS PER SHARE                  $    1.14   $    0.92

                               PSB HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

 Three months ended March 31, 2002 - unaudited
                                                                     Unrealized
                                                                     Gain (Loss)
                                                     Additional      on Securities
                                      Common    Paid-in   Retained   Available  Treasury
 (DOLLARS IN THOUSANDS)                STOCK    CAPITAL   EARNINGS   FOR SALE    STOCK       TOTALS
 Balance January 1, 2002             $  1,805 $  7,159  $  18,186   $  491   $  (2,291)   $  25,350

 Comprehensive income:
   Net income                                      958                                          958
   Unrealized loss on
      securities available for sale,
      NET OF TAX                                                      (122)                    (122)

       TOTAL COMPREHENSIVE INCOME                                                               836

 Purchase of treasury stock                                                        (70)         (70)
 Distribution of treasury stock in
      settlement of liability to
      Company directors                                                             60           60

 BALANCE MARCH 31, 2002              $  1,805 $  7,159  $  19,144   $  369   $  (2,301)   $  26,176

                             PSB HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

 Three months ended March 31, 2002 and 2001 - unaudited
                                                                2002       2001
 Cash flows from operating activities:
   Net income                                              $     958   $     769
   Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
            Provision for depreciation and net amortization      179         172
            Provision for loan losses                            180         150
            Gain on sale of loans held for sale                 (198)        (29)
            Gain on sale of premises and equipment                 -         (54)
            FHLB stock dividends                                 (31)        (40)
            Changes in operating assets and liabilities:
                Accrued interest receivable                      (92)       (123)
                Other assets                                     (70)       (123)
                OTHER LIABILITIES                             (1,151)       (193)

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (225)        529

 Cash flows from investing activities:
   Net (increase) decrease in interest-bearing deposits
       and money market funds                                  2,021      (2,248)
   Net (increase) decrease in federal funds sold                (100)     (9,338)
   Proceeds from sale and maturities of:
       Securities held to maturity                                 -         180
       Securities available for sale                           4,350       8,279
   Payment for purchase of:
       Securities held to maturity                              (618)     (2,695)
       Securities available for sale                          (2,496)     (7,584)
   Net decrease in loans                                          88         620
   Capital expenditures                                         (251)       (105)
   Proceeds from sale of premises and equipment                    -          31
   PROCEEDS FROM SALE OF FORECLOSED ASSETS                       171           -

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         3,165     (12,860)

 Cash flows from financing activities:
   Net decrease in non-interest-bearing deposits              (8,183)     (3,522)
   Net increase (decrease) in interest-bearing deposits       (1,426)      9,955
   Net decrease in short-term borrowings                      (1,241)     (2,918)
   Proceeds from long-term FHLB advances                           -      10,000
   PURCHASE OF TREASURY STOCK                                    (70)          -

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (10,920)     13,515

 Net increase (decrease) in cash and due from banks           (7,980)      1,184
 CASH AND DUE FROM BANKS AT BEGINNING                         16,736       9,226

 CASH AND DUE FROM BANKS AT END                            $   8,756   $  10,410

                             PSB HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)

 Three months ended March 31, 2002 and 2001 - unaudited

 Supplemental cash flow information:
                                                                 2002        2001
 Cash paid during the period for:
   Interest                                                $   2,527   $   3,425
   Income taxes                                                  317          12

 Noncash investing and financing activities:

   Loans charged off                                       $      23   $       22
   Loans transferred to foreclosed assets                         94          143
   Loans originated on sale of foreclosed assets                 136            -
   Distribution of treasury stock
      in settlement of liability to Company directors             60            -

                                  -5-
                             PSB HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2001 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

 In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for loan losses and the valuations of investments.

 NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

 In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 had no impact on the consolidated financial statements as of the date of adoption.
                                  -6-
 NOTE 3 - EARNINGS PER SHARE

 Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                     Three months ended
 (dollars in thousands, except per share data)            March 31,
                                                      2002         2001
 Net income available to common stockholders     $    958    $      769

 Weighted average shares outstanding              839,615       839,705
 Effect of dilutive stock options outstanding         801             -

 Diluted weighted average shares outstanding      840,416       839,705

 Basic earnings per share                        $   1.14    $     0.92
 Diluted earnings per share                      $   1.14    $     0.92

 NOTE 4 - COMPREHENSIVE INCOME

 Generally accepted accounting principles require comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements with respect to the Form 10-Q have been included in the Company's consolidated statement of changes in stockholders' equity. Comprehensive income totaled the following for the periods indicated:

                                              Three Months Ended
 ($ THOUSANDS - UNAUDITED)                     3/31/02  3/31/01
 Net income                                      $958    $769
 Change in net unrealized gain or loss on
   SECURITIES AVAILABLE FOR SALE, NET OF TAX     (122)    432
 COMPREHENSIVE INCOME                            $836  $1,201

                                  -7-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 FORWARD-LOOKING STATEMENTS HAVE BEEN MADE IN THIS DOCUMENT THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. WHILE THE COMPANY BELIEVES THESE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, ALL SUCH STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THIS REPORT. THE ASSUMPTIONS, RISKS, AND UNCERTAINTIES RELATING TO THE FORWARD-LOOKING STATEMENTS IN THIS REPORT INCLUDE THOSE DESCRIBED UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" IN PART I OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND, FROM TIME TO TIME, IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

 BALANCE SHEET

 AT MARCH 31, 2002, TOTAL ASSETS WERE $333,061, AN INCREASE OF $12,299, OR 3.8%, OVER MARCH 31, 2001, WHILE ASSETS DECREASED $11,235 FROM DECEMBER 31, 2001. GROSS LOANS (EXCLUDING LOANS HELD FOR SALE BUT INCLUDING UNAMORTIZED DIRECT LOAN ORIGINATION COSTS) WERE $240,342 AT MARCH 31, 2002, GROWING $14,434 OVER FIRST QUARTER 2001 AND INCREASING $799 OVER FOURTH QUARTER 2001.

 TABLE 1:  PERIOD-END LOAN COMPOSITION

                                    MARCH 31,             MARCH 31,              DECEMBER 31, 2001
                            DOLLARS       DOLLARS   PERCENTAGE OF TOTAL               PERCENTAGE
 (DOLLARS IN THOUSANDS)      2002          2001       2002      2001    DOLLARS       OF TOTAL
 Commercial, industrial
  and agricultural             $  65,617  $  66,015     27.2%     29.1%   $ 55,363      23.0%
 Commercial real estate
  mortgage                        97,647     57,110     40.5%     25.2%     98,554      40.9%
 Residential real estate
  mortgage                        60,669     83,917     25.2%     37.0%     67,723      28.1%
 Residential real estate loans
  held for sale                      634        950      0.3%      0.4%      1,403       0.6%
 Consumer home equity              5,028      4,426      2.1%      2.0%      4,576       1.9%
 CONSUMER AND INSTALLMENT         11,381     14,440      4.7%      6.3%     13,327       5.5%
 TOTALS                        $ 240,976  $ 226,858    100.0%    100.0%  $ 240,946     100.0%

 The decline in overall long-term real estate loan interest rates during 2001 and early 2002 contributed to a reallocation of the Bank's loans held for investment. As part of the Company's strategic and asset liability management plan, residential real estate customer refinancing loans were subsequently sold to investors in the secondary market, but commercial real estate loans were increased.
                                  -8-
 The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

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

 The aggregate amount of nonperforming assets increased $1,739 to $4,147 at March 31, 2002 from $2,408 at March 31, 2001, primarily because of additional loans going on nonaccrual status. Approximately $826 of the nonaccrual loans is related to one commercial loan relationship. The Company holds a first lien mortgage on the property of this operating business with foreclosure scheduled to occur prior to June 30, 2002. The Company believes it has reasonable buyers for the property and has obtained an independent appraisal which indicates a market value in excess of outstanding principal and estimated foreclosure and selling costs. No significant loss is anticipated.

 Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.
                                  -9-

 Table 2:  Allowance for Loan Losses and Nonperforming Assets

                                           Three months ended
                                                March 31,
 (DOLLARS IN THOUSANDS)                        2002     2001
 Allowance for loan losses at beginning      $ 2,969  $ 2,407

 Provision for loan losses                       180      150
 Recoveries on loans previously charged-off       29        1
 LOANS CHARGED OFF                               (23)     (22)

 ALLOWANCE FOR LOAN LOSSES AT END            $ 3,155  $ 2,536

 Table 3:  Nonperforming Assets
                                               March 31,       Dec. 31,
 (DOLLARS IN THOUSANDS)                    2002       2001      2001
 Nonaccrual loans                        $ 2,870    $ 1,189  $  3,036
 Accruing loans past due 90 days or more      34        215         -
 Restructured loans                          993        863       999

 Total non-performing loans              $ 3,897    $ 2,267  $  4,035
 Foreclosed assets                       $   250    $   141  $    421

 Non-performing loans as a % of gross
    LOANS RECEIVABLE                        1.62%      1.00%     1.68%

 Total non-performing assets as a % of total
    ASSETS                                  1.25%      0.75%     1.29%

 Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 86.5% at March 31, 2002, and 84.2% at March 31, 2001. Wholesale funding represents the balance of the Company's total funding needs.
                                  -10-

 Table 4: Period-end Deposit Composition
                                                      March 31,                            March 31,
 December 31, 2001
                                                          Dollars            Dollars           Percentage of
total
 Percentage
 (DOLLARS IN THOUSANDS)                        2002                2001              2002              2001
        DOLLARS
 OF TOTAL
 Noninterest bearing demand  $  33,324  $  31,705  12.6%  12.8%  $  41,508   15.2%
 Interest bearing demand
    and savings                 28,735     23,202  10.9%   9.4%     33,691   12.3%
 Money market deposits          74,101     74,204  28.1%  29.9%     76,973   28.1%
 Time deposits                  69,687     63,729  26.4%  25.7%     68,233   24.9%
 TIME DEPOSITS $100 AND OVER    58,179     55,127  22.0%  22.2%     53,230   19.5%

 TOTALS                       $264,026   $247,967 100.0% 100.0%   $273,635  100.0%

 The interest rate paid on money market deposits is adjustable based on a weekly index of national money market funds. As short-term interest rates have decreased during 2001 and 2002, the yield on this account has declined substantially. At the same time, the Company has offered above average (compared to local competition) long term (three years or longer) certificate of deposits rates to stabilize deposit funding cost during a rising rate interest market. Some customers appear to have moved money market funds into time deposits to secure a higher yield.

 As of March 31, 2002, federal funds sold, loan principal, and investment securities maturing within one year totaled $74,053, while certificates of deposit and short-term borrowings maturing within one year totaled $87,088. Unused credit advances from the Federal Home Loan Bank available to the Company at March 31, 2002 totaled approximately $5,700. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits.

 CAPITAL RESOURCES

 Stockholders' equity at March 31, 2002 increased $2,700 from $23,476 at March 31, 2001. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $369 at March 31, 2002 compared to unrealized gains of $307 at March 31, 2001.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2002, the Subsidiary Bank's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 Table 5:  Capital Ratios - Consolidated Holding Company

                                        Tier 1  Total Risk-
                                        Leverage  Based
                                        CAPITAL  CAPITAL
 March 31, 2002                           7.7%    11.6%
 December 31, 2001                        7.2%    11.2%
 March 31, 2001                           7.3%    11.5%

 Regulatory minimum for capital adequacy  4.0%     8.0%

 RESULTS OF OPERATIONS

 Net income for the quarter ended March 31, 2002 totaled $958, or $1.14 per share for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2001 was $769, or $.92 per share for basic and diluted earnings per share. Operating results for the first quarter 2002 generated an annualized return on average assets of 1.14% and an annualized return on average equity of 14.78%, compared to .98% and 13.46% for the comparable period in 2001. The net interest margin for the first quarter 2002 was 3.87% compared to 3.47% for the comparable quarter in 2001.
                                  -12-
 The following table presents consolidated financial data of PSB Holdings, Inc. and Subsidiary.

 Table 6: Financial Summary

 (dollars in thousands, except per share data)      Quarter ended

                                             March 31,    Dec. 31,     Sept. 30,    June 30,    March 31,
                                               2002         2001         2001         2001        2001
 EARNINGS AND DIVIDENDS:
  Net interest income                      $   2,994  $    2,934  $      2,909  $     2,630  $   2,487
  Provision for loan losses                $     180  $      440  $        150  $       150  $     150
  Other noninterest income                 $     565  $      798  $        357  $       455  $     455
  Other noninterest expense                $   2,012  $    2,006  $      1,868  $     1,738  $   1,704
  Net income                               $     958  $      873  $        885  $       839  $     769

  Basic earnings per share                 $    1.14  $     1.04  $       1.05  $      1.00  $    0.92
  Diluted earnings per share               $    1.14  $     1.04  $       1.05  $      1.00  $    0.92
  Dividends declared per share             $       -  $     0.70  $          -  $      0.38  $       -
  Net book value per share                 $   31.18  $    30.19  $      30.25  $     28.65  $   27.96
  Dividend payout ratio                         0.00%      67.31%         0.00%       38.00%      0.00%
  Average common shares outstanding          839,615     839,705       839,705      839,705    839,705

 Balance sheet - average balances:
 Loans receivable, net                     $ 238,284  $  229,994  $    219,793  $   220,837  $ 224,038
 Assets                                    $ 336,879  $  331,381  $    316,592  $   317,740  $ 313,474
 Deposits                                  $ 267,050  $  261,556  $    245,177  $   244,422  $ 244,751
 Stockholders' equity                      $  25,924  $   25,671  $     24,737  $    23,772  $  22,859

 PERFORMANCE RATIOS:
 Return on average assets (1)                   1.14%       1.05%         1.12%        1.06%      0.98%
 Return on average stockholders' equity (1)    14.78%      13.60%        14.31%       14.12%     13.46%
 Average tangible stockholders' equity to
   average assets                               7.59%       7.61%         7.57%        7.53%      7.20%
 Net loan charge-offs to average loans          0.00%       0.11%         0.02%        0.01%      0.01%
 Nonperforming loans to gross loans             1.62%       1.68%         0.96%        0.90%      1.00%
 Allowance for loan losses to gross loans       1.31%       1.24%         1.24%        1.21%      1.12%
 Net interest rate margin (1)(2)                3.87%       3.89%         4.03%        3.64%      3.47%
 Net interest rate spread (1)(2)                3.35%       3.38%         3.41%        2.96%      2.69%
 Service fee revenue as a percent of
   average demand deposits (1)                  2.65%       2.91%         3.21%        3.30%      2.94%
 Noninterest income as a percent
   of gross revenue                             9.52%      12.56%         5.77%        7.07%      7.00%
 Efficiency ratio                              54.54%      52.20%        55.39%       54.59%     56.35%
 Noninterest expenses to average assets (1)     2.39%       2.42%         2.36%        2.19%      2.17%
 STOCK PRICE INFORMATION:
 High                                      $   36.00  $    33.40  $      31.75  $     40.00    $ 29.50
 Low                                       $   33.25  $    30.75  $      29.00  $     29.00    $ 27.00
 Market value at quarter-end               $   35.50  $    33.40  $      31.75  $     30.00    $ 29.50

 (1) Annualized
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income increased $507 from $2,487 for the quarter ended March 31, 2001 to $2,994 for the current quarter ended March 31, 2002. Tax-adjusted net interest margin as a percent of average interest earning assets also increased from 3.47 percent in March 2001 to 3.87 percent in March 2002. Net interest margin was 3.73 percent for the year ended December 31, 2001. Since March 2001, the Company has benefited from a falling interest rate environment as deposits and short-term borrowings have repriced faster than loans with longer terms. In addition to the increase in tax-adjusted net interest margin percentage, net interest income included income earned from additional loans originated since March 31, 2001. Since March 2001, average loans receivable increased nearly $14 million from $224,038 in March 2001 to $238,284 in March 2002.

 Yield on earning assets decreased to 6.82% compared to 8.28% at March 31, 2001. Similarly, the costs for interest-bearing liabilities decreased to 3.47% from 5.59%. The majority of the decline in interest-bearing deposits is a result of declines in the index used to determine the yield paid on the Company's money market account, which was 28.1% of total deposits at March 31, 2002. Since March 31, 2001, the money market yield has declined from 4.74% to 1.41% at March 31, 2002. The Company is positioning liabilities for an anticipated rising interest rate market by offering long-term certificate of deposit yields in the top 25% of the local markets served by the subsidiary bank. In addition, loans are originated with terms as short as acceptable in the local market and the Company is accepting lower loan yields for the benefit of faster repricing in the event of an increase in interest rates.

 Table 7: Net Interest Income Analysis

 (dollars in thousands)  Quarter ended March 31, 2002
                                          Average             Yield/
                                          BALANCE   INTEREST  RATE
 Assets
 Interest earning assets:
    Loans (1)(2)                        $ 241,320    $   4,406    7.30%
    Taxable securities                     49,826          690    5.54%
    Tax-exempt securities (2)              20,043          339    6.77%
    FHLB stock                              2,177           26    4.78%
    OTHER INTEREST INCOME                   9,151           39    1.70%
    TOTAL (2)                             322,517        5,500    6.82%

 Non-interest earning assets:
    Cash and due from banks                9,158
    Premises and equipment,
       net                                 4,849
    Other assets                           3,391
    Allowance for loan
       LOSSES                             (3,036)
    TOTAL                              $ 336,879

 Liabilities & stockholders' equity
 Interest bearing liabilities:
    Savings and demand
       deposits                       $   31,501     $     93    1.18%
    Money market deposits                 75,738          284    1.50%
    Time deposits                        124,383        1,389    4.47%
    Short-term borrowings                  3,883           46    4.74%
    LONG-TERM BORROWINGS                  38,000          564    5.94%
    TOTAL                                273,505        2,376    3.47%

 Non-interest bearing liabilities:
    Demand deposits                      35,428
    Other liabilities                     2,022
    STOCKHOLDERS' EQUITY                 25,924
    TOTAL                             $ 336,879

 Net interest income                                    3,124
 Rate spread                                                     3.35%
 Net yield on interest earning assets                            3.87%

 (1) Non-accrual loans are included in the daily average loan balances outstanding.
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

                                  -15-
 PROVISION FOR LOAN LOSSES
 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $180 for the three months ended March 31, 2002, and $150 for the three months ended March 31, 2001. Net charge-offs as a percentage of average loans outstanding were .00% and .01% during the three months ended March 31, 2002 and 2001, respectively.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased 24.2% to $565 during the three months ended March 31, 2002, from the comparable first quarter of 2001. There were no gains or losses on securities during the three months ended March 31, 2002 and 2001. Service fees on deposit accounts decreased $11, or 4.5%, for the three months ended March 31, 2002 from the three months ended March 31, 2001.

 The Company continued to earn a significant amount of income from the sale of long-term fixed rate mortgage loans to outside investors. The Bank does not retain such fixed rate loans as part of its asset liability management strategy. Gain on sale of such loans was $198 in March 2002 compared to $29 during March 2001. The majority of loans sold to outside investors continue to be serviced by the Bank. At March 31, 2002, the Bank serviced $44,486 of loans for outside investors. The Bank has seen customer demand for fixed rate mortgages increase as long-term fixed interest rates in the overall market reached the lowest point in 40 years. The gain on sale of loans during the quarter ended March 31, 2002 was increased $86 from capitalization of originated mortgage servicing rights. At March 31, 2002, mortgage servicing rights totaled $352, which were carried at amortized cost. Total service fee and noninterest income, including gain on sale of loans, was 9.5 percent of gross income during March 2002 compared to 7.0 percent of gross income during March 2001.

 NONINTEREST EXPENSE

 Noninterest operating expenses increased $308 to $2,012 in March 2002 compared to $1,704 during March 2001. In addition, operating costs as a percentage of total assets increased from 2.17 percent in March 2001 to
 2.39 percent in the current quarter. The majority of the increase in operating expenses was from additional salaries, wages, and benefits paid to employees. As part of the Bank's strategic growth plan, additional employees have joined the Company since
                                  -16-
 2001 at Bank locations in Wausau and Eagle River, Wisconsin. In addition, average wages and benefits per full time equivalent employee increased approximately 9 percent from March 2001 to March 2002. Separate from salaries and wages, noninterst expenses increased $75, or 10.8% in March 2002 compared to March 2001.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.
                                  -17-
                        PART II - OTHER INFORMATION

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

 4.1         Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)
                                  -18-
 10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

 10.2 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

 10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

 10.4        2001 Stock Option Plan (incorporated by reference to Exhibit
             10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*

 21.1        Subsidiaries of the Company (incorporated by reference to Exhibit
             21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

 *Denotes Executive Compensation Plans and Arrangements.

 (b)  Reports on Form 8-K:

 None.
                                  -19-
                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PSB HOLDINGS, INC.


 May 14, 2002                  SCOTT M. CATTANACH
                               Scott M. CATTANACH
                               Treasurer and Chief Financial Officer

                               (On behalf of the Registrant and as
                                Principal Financial Officer)
                                  -20-
                                EXHIBIT INDEX
                                      TO
                                  FORM 10-Q
                                      OF
                             PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                  PURSUANT TO SECTION 102(D) OF REGULATION S-T
                       (17 C.F.R. SECTION 232.102(D))

 The following exhibits are filed as part this report:

 NONE
                                  -21-