Form 10-Q
period 2002-06-30
PSB HOLDINGS INC /WI/
filed 2002-08-14
CIK 948368

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

    (Mark One)
      [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2002

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


 The number of common shares outstanding at June 30, 2002 was 839,416.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                        QUARTER ENDED JUNE 30, 2002


                                                                      PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets
                   June 30, 2002 (unaudited) and December 31,
                   2001 (derived from audited financial statements)          1

                   Condensed Consolidated Statements of Income
                   Three Months and Six Months Ended June 30, 2002
                   and 2001 (unaudited)                                      2

                   Consolidated Statement of Changes in Stockholders' Equity
                   Six Months Ended June 30, 2002 (unaudited)                3

                   Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2002 and 2001 (unaudited)       4

                   Notes to Condensed Consolidated Financial
                   Statements                                                6

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

     Item 3.       Quantitative and Qualitative Disclosures About
                   Market Risk                                              19

     PART II  OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K                         19

                       PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 PSB HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS
 (June 30, 2002 unaudited, December 31, 2001 derived from audit financial statements)
                                                                         June 30,  December 31,
 (dollars in thousands, except per share data)                             2002       2001
 ASSETS
 Cash and due from banks                                               $   9,474  $  16,736
 Interest-bearing deposits and money market funds                          1,691      3,539
 Federal funds sold                                                        2,400      5,275
 Securities:
    Held to maturity (fair values of $21,500 and $20,355, respectively)   20,821     20,287
    Available for sale (at fair value)                                    49,856     50,157
 Federal Home Loan Bank stock (at cost)                                    2,209      2,151
 Loans held for sale                                                         358      1,403
 Loans receivable, net of allowance for loan losses of $3,254
    and $2,969, respectively                                             246,684    236,574
 Accrued interest receivable                                               1,861      1,873
 Foreclosed assets, net                                                      337        421
 Premises and equipment                                                    5,372      4,755
 Other assets                                                              1,041      1,125

 TOTAL ASSETS                                                           $342,104   $344,296

 LIABILITIES

 Non-interest bearing deposits                                         $  36,947  $  41,507
 Interest-bearing deposits                                               234,141    232,128
    Total deposits                                                       271,088    273,635

 Short-term borrowings                                                     3,194      4,327
 Long-term Federal Home Loan Bank advances                                38,000     38,000
 Accrued expenses and other liabilities                                    2,389      2,984

    Total liabilities                                                    314,671    318,946

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a stated value of $2 per share:
    Authorized - 1,000,000 shares
    Issued - 902,425 shares                                                1,805      1,805
 Additional paid-in capital                                                7,159      7,159
 Retained earnings                                                        19,848     18,186
 Unrealized gain on securities available for sale, net of tax                922        491
 Treasury stock, at cost - 63,009 and 62,720 shares, respectively         (2,301)    (2,291)
    Total stockholders' equity                                            27,433     25,350

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 342,104  $ 344,296

 PSB HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended      Six Months Ended
 (dollars in thousands,                                          JUNE 30,             JUNE 30,
 except per share data - unaudited)                        2002         2001      2002     2001
 Interest income:
    Interest and fees on loans                          $  4,448  $    4,910   $ 8,839   $ 9,931
    Interest on securities:
       Taxable                                               678         710     1,368     1,458
       Tax-exempt                                            227         192       451       351
    Other interest and dividends                              52         167       117       284
          Total interest income                            5,405       5,979    10,775    12,024

 Interest expense:
    Deposits                                               1,696       2,629     3,462     5,490
    Short-term borrowings                                     34         150        80       305
    Long-term FHLB advances                                  571         570     1,135     1,112

          Total interest expense                           2,301       3,349     4,677     6,907

 Net interest income                                       3,104       2,630     6,098     5,117
 Provision for loan losses                                   180         150       360       300

 Net interest income after provision for loan losses       2,924       2,480     5,738     4,817

 Noninterest income:
    Service fees                                             321         252       556       498
    Gain on sale of loans                                    134          83       332       112
    Investment and insurance sales commissions                51          74        96       120
    Other noninterest income                                  96          46       183       180

          Total noninterest income                           602         455     1,167       910

 Noninterest expense:
    Salaries and employee benefits                         1,170       1,016     2,415     2,028
    Occupancy                                                325         227       565       463
    Data processing and other office operations              128         120       260       242
    Advertising and promotion                                115         104       191       169
    Other noninterest expenses                               308         271       627       540

         Total noninterest expense                         2,046       1,738     4,058     3,442

 Income before provision for income taxes                  1,480       1,197     2,847     2,285
 Provision for income taxes                                  456         358       865       677
 Net income                                           $    1,024  $      839   $ 1,982   $ 1,608
 Basic and diluted earnings per share                 $     1.22  $     1.00   $  2.36   $  1.91

 PSB HOLDINGS, INC.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 Six months ended June 30, 2002 - unaudited

                                                                      Unrealized
                                                                      Gain on
                                              Additional              Securities
                                      Common    Paid-in    Retained   Available  Treasury
 (dollars in thousands)               STOCK     CAPITAL    EARNINGS   FOR SALE    STOCK      TOTALS
 Balance January 1, 2002             $ 1,805    $ 7,159    $18,186 $   491      $(2,291)    $25,350

 Comprehensive income:
    Net income                                               1,982                            1,982
    Unrealized gain on securities
       available for sale, net of tax                                  431                      431

          Total comprehensive income                                                          2,413

 Purchase of treasury stock                                                         (70)        (70)
 Distribution of treasury stock in
  settlement of liability to Company
  directors                                                                          60          60
 Cash dividends declared $.38 per share                       (320)                            (320)

 Balance June 30, 2002               $ 1,805    $ 7,159    $19,848  $  922     $ (2,301)    $27,433

 PSB HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six months ended June 30, 2002 and 2001 - unaudited

                                                                 2002        2001
 Cash flows from operating activities:
     Net income                                                $ 1,982    $ 1,608
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for depreciation and net amortization         331        310
          Provision for loan losses                               360        300
          Gain on sale of loans held for sale                    (332)      (112)
          (Gain) loss on sale of premises and equipment            30        (54)
          Gain on sale of foreclosed assets                       (27)         -
          FHLB stock dividends                                    (58)       (76)
          Changes in operating assets and liabilities:
             Accrued interest receivable                           12        131
             Other assets                                        (112)      (446)
             Other liabilities                                   (535)      (190)

    Net cash provided by operating activities                   1,651      1,471

 Cash flows from investing activities:

    Net (increase) decrease in interest-bearing deposits
       and money market funds                                   1,848       (715)
    Net (increase) decrease in federal funds sold               2,875     (9,507)
    Proceeds from sale and maturities of:
       Securities held to maturity                                579        930
       Securities available for sale                            5,989     19,664
    Payment for purchase of:
       Securities held to maturity                             (1,120)    (5,805)
       Securities available for sale                           (5,009)   (17,457)
    Purchase of FHLB stock                                          -          -
    Net (increase) decrease in loans                           (9,294)     5,590
    Capital expenditures                                         (945)      (264)
    Proceeds from sale of premises and equipment                   29         31
    Proceeds from sale of foreclosed assets                       205          -

    Net cash used in investing activities                      (4,843)    (7,533)

 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

 Cash flows from financing activities:

                                                                  2002      2001
    Net decrease in non-interest-bearing deposits              (4,560)    (5,695)
    Net increase in interest-bearing deposits                   2,013      5,038
    Net decrease in short-term borrowings                      (1,133)    (2,468)
    Proceeds from long-term FHLB advances                           -     10,000
    Dividends paid                                               (320)      (319)
    Purchase of treasury stock                                    (70)         -

    Net cash provided by (used in) financing activities        (4,070)     6,556

 Net increase (decrease) in cash and due from banks            (7,262)       494
 Cash and due from banks at beginning                          16,736      9,226

 Cash and due from banks at end                               $ 9,474    $ 9,720

 Supplemental cash flow information:

 Cash paid during the period for:
       Interest                                               $ 4,878    $ 6,860
       Income taxes                                               770        760

 Noncash investing and financing activities:

       Loans charged off                                      $   123    $    26
       Loans transferred to foreclosed assets                     273        533
       Loans originated on sale of foreclosed assets              217          -
       Distribution of treasury stock in settlement of
          liability to Company directors                           60          -

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

 NOTE 3 - EARNINGS PER SHARE

 Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                Three months ended     Six months ended
 (dollars in thousands, except per share data)       JUNE 30,              JUNE 30,
                                                  2002     2001        2002      2001
 Net income available to common stockholders    $  1,024  $    839   $  1,982  $  1,608

 Weighted average shares outstanding             839,416   839,705    839,515   839,705
 Effect of dilutive stock options outstanding      1,655         -      1,080         -

 Diluted weighted average shares outstanding     841,071   839,705    840,595   839,705

 Basic earnings per share                    $      1.22  $   1.00   $   2.36  $   1.91
 Diluted earnings per share                  $      1.22  $   1.00   $   2.36  $   1.91

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

 (dollars in thousands - unaudited)           Three months ended  Six months ended
                                                     JUNE 30,        JUNE 30,
                                                  2002     2001    2002     2001
 Net income                                     $ 1,024 $   839  $ 1,982 $ 1,608
 Change in net unrealized gain on
     securities available for sale, net of tax      553      72      431     504

 Comprehensive income                           $ 1,577 $   911  $ 2,413 $ 2,112

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

 BALANCE SHEET

 At June 30, 2002, total assets were $342,104, an increase of $27,387, or 8.7%, over June 30, 2001, while assets decreased $2,192 from December 31, 2001. Gross loans (including loans held for sale and unamortized direct loan origination costs) were $250,296 at June 30, 2002, growing $28,328 over second quarter 2001 and increasing $9,350 over year-end 2001. Because total assets since December 31, 2001 have remained nearly the same, the recent loan growth has been funded by short-term investments, cash holdings, and overnight funds held at December 31, 2001.

 Table 1:  Period-End Loan Composition

                                                    June 30,              June 30,     December 31, 2001
                                               DOLLARS   DOLLARS   PERCENTAGE OF TOTAL      Percentage
 (dollars in thousands)                          2002      2001        2002  2001   DOLLARS  OF TOTAL
 Commercial, industrial and agricultural     $ 69,165  $ 63,551      27.6%  28.6% $ 55,363   23.0%
 Commercial real estate mortgage               99,917    62,365      39.9%  28.1%   98,554   40.9%
 Residential real estate mortgage              63,898    76,580      25.5%  34.5%   67,723   28.1%
 Residential real estate loans held for sale      358       986       0.1%   0.4%    1,403    0.6%
 Consumer home equity                           5,771     4,295       2.3%   1.9%    4,576    1.9%
 Consumer and installment                      11,187    14,191       4.6%   6.5%   13,327    5.5%

 Totals                                      $250,296  $221,968     100.0% 100.0% $240,946  100.0%

                                  -8-

 The decline in overall long-term real estate loan interest rates during 2001 and early 2002 contributed to a reallocation of the Bank's loans held for investment. As part of the Company's strategic and asset liability management plan, long-term residential real estate customer refinancing loans were subsequently sold to investors in the secondary market, and commercial real estate loans were increased to continue asset growth. During the past quarter, the Company has also aggressively sought high quality adjustable rate commercial and industrial loans to match short-term liabilities during anticipated future increases in short-term interest rates.

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

 The term "impaired loan" refers to certain commercial loans with respect to which, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's effective interest rate or the fair value of the collateral if repayment of the loan is collateral-dependent.

 The aggregate amount of nonperforming assets increased $1,016 to $3,399 at June 30, 2002 from $2,383 at June 30, 2001, primarily because of additional loans going on nonaccrual status. However, nonperforming assets have decreased $1,057 from $4,456 at December 31, 2001. Approximately $815 of the nonaccrual loans at June 30, 2002 and December 31, 2001 is related to one commercial loan relationship. The Company holds a first lien mortgage on the property of this operating business which was sold on June 27, 2002. Bankruptcy court approval of the sale is anticipated to occur before September 30, 2002 with no loss of principal to the Company. The Company anticipates providing first lien mortgage financing to the new owners under normal collateral and down payment equity terms.
                                  -9-

 Table 2:  Allowance for Loan Losses

                                          Three Months Ended  Six Months Ended
 (dollars in thousands,                        JUNE 30,        JUNE 30,
 except per share data - unaudited)          2002   2001    2002     2001
 Allowance for loan losses at beginning    $3,155  $2,536  $2,969  $2,407

 Provision for loan losses                    180     150     360     300
 Recoveries on loans previously charged-off    19              48       1
 Loans charged off                           (100)     (4)   (123)    (26)

 Allowance for loan losses at end          $3,254  $2,682  $3,254  $2,682

 Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

 Table 3:  Nonperforming Assets

                                               JUNE 30,        Dec. 31,
 (dollars in thousands)                       2002   2001         2001
 Nonaccrual loans                          $ 2,355 $ 1,167     $ 3,036
 Accruing loans past due 90 days or more        13      23           -
 Restructured loans                            694     795         999

 Total non-performing loans                  3,062   1,985       4,035
 Foreclosed assets                             337     398         421

 Total non-performing assets               $ 3,399 $ 2,383     $ 4,456

 Non-performing loans as a % of gross
    loans receivable                          1.23%   0.90%       1.68%

 Total non-performing assets as a % of total
    assets                                    0.99%   0.76%       1.29%

 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of liquidity. Retail consumer deposits as a percentage of total funding sources were 79.2% at June 30, 2002, and 78.2% at June 30, 2001.
 Wholesale funding and broker certificates of deposit represent the balance of the Company's total funding needs.
                                  -10-

 Table 4: Period-end Deposit Composition

                                               June 30,           June 30,      December 31, 2001
                                          DOLLARS  DOLLARS PERCENTAGE OF TOTAL         Percentage
 (dollars in thousands)                    2002       2001     2002  2001     DOLLARS  OF TOTAL
 Noninterest bearing demand            $  36,947  $  29,497   13.6%  12.2%  $  41,508   15.2%
 Interest bearing demand and savings      30,526     24,486   11.3%  10.2%     33,691   12.3%
 Money market deposits                    69,467     78,034   25.6%  32.4%     76,973   28.1%
 Time deposits                            76,361     65,211   28.2%  27.1%     68,233   24.9%
 Time deposits $100 and over              57,787     43,649   21.3%  18.1%     53,230   19.5%

 Totals                                 $271,088   $240,877  100.0% 100.0%   $273,635  100.0%

 The interest rate paid on money market deposits is adjustable based on the Company's discretion but generally tracks the movements of national money market funds. As short-term interest rates have decreased during 2001 and 2002, the yield on this account has declined substantially. At the same time, the Company has offered long term (three years or longer) certificate of deposits rates to stabilize deposit funding cost during a rising rate interest market. Some customers appear to have moved money market funds into time deposits to secure a higher yield.

 The Company's retail deposit offices are in locations that during the past year have demanded consumer retail deposit rates generally greater than national rates for equivalent certificate of deposit terms. To lower deposit funding costs, the Company does use brokers to accumulate national funds generally in excess of $100 per account. Broker deposits totaled $23,720 at June 20, 2002 compared to $15,698 at June 30, 2001. Excluding broker deposits, retail certificates of deposit increased $17,266 to $110,428 at June 30, 2002 from $93,162 in June 30, 2001.

 As of June 30, 2002, federal funds sold and short-term investments, loan principal, and investment securities maturing within one year totaled $164,671, while certificates of deposit, short-term borrowings and long-term borrowings maturing within one year totaled $98,421. Unused credit advances from the Federal Home Loan Bank available to the Company at June 30, 2002 totaled approximately $7,343. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits.

 Table 5 below presents maturity repricing information as of June 30, 2002. The following repricing methodologies should be noted:

     1. Money market deposit accounts are considered fully repriced within 90 days. NOW and savings accounts are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are considered to reprice beyond 5 years.

     2.  Nonaccrual loans are considered to reprice beyond 5 years.

     3. The likelihood of the call or prepayment being exercised in the current interest rate environment may be a factor in the repricing of contractual calls or prepayment options.

     4. The impact of rising or falling interest rate is based on a parallel yield curve change that is fully implemented within a 12 month time horizon.

 Table 5: Interest Rate Sensitivity Gap Analysis

 JUNE 30, 2002


 (dollars in thousands)           0-90 DAYS 91-180 DAYS 181-365 DAYS 1-2 YRS. BEYOND 2 YRS. BEYOND 5 YRS TOTAL
 Earning assets:
  Loans                             $  85,944  $ 28,079  $ 28,916    $ 53,165   $ 47,811    $ 6,381    $250,296
  Securities                            2,941     6,611     5,880      12,664     26,319     16,262      70,677
  FHLB stock                            2,209                                                             2,209
  Other earning assets                  4,091                                                             4,091

 Total                              $  95,185  $ 34,690  $ 34,796    $ 65,829   $ 74,130   $ 22,643    $327,273
 Cumulative rate
   sensitive assets                 $  95,185  $129,875  $164,671    $230,500   $304,630   $327,273
 Interest-bearing liabilities
  Interest-bearing deposits         $  99,159  $ 16,587  $ 40,584    $ 24,208   $ 21,364   $ 32,239    $234,141
  Short-term borrowings                   302       545     1,481         104        762                  3,194
  Long-term FHLB
     advances                                              10,000       6,000     19,000      3,000      38,000

 Total                              $ 99,461   $ 17,132  $ 52,065    $ 30,312   $ 41,126   $ 35,239    $275,335
 Cumulative interest
   sensitive liabilities            $ 99,461   $116,593  $168,658    $198,970  $240,096    $275,335

 Interest sensitivity gap for
  the individual period             $ (4,276)  $ 17,558  $(17,269)   $ 35,517  $ 33,004    $(12,596)

 Ratio of rate sensitive assets
    to rate sensitive liabilities
    for the individual period            96%        202%       67%        217%      180%         64%

 Cumulative interest
   sensitivity gap                $   4,276    $ 13,282  $ (3,987)   $ 31,530  $ 64,534    $ 51,938

 Cumulative ratio of rate
  sensitive assets to rate
  sensitive liabilities                 96%         111%      98%         116%     127%        119%

 CUMULATIVE RATIO OF RATE SENSITIVE ASSETS TO RATE SENSITIVE LIABILITIES
  No change in interest rates   96%   111%    98%     116%     127%     119%
  Interest rates down 1.0%      96%   112%   100%     122%     128%     119%
  Interest rates up   2.0%      95%   108%    94%     113%     125%     119%

  The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. Management considers that an acceptable range for the cumulative rate sensitivity ratio is 70-150%.

                                  -12-
 CAPITAL RESOURCES

 Stockholders' equity at June 30, 2002 increased $3,365, or 14.0% from June 2001 to $27,433. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $922 at June 30, 2002 compared to unrealized gains of $379 at June 30, 2001.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2002, the Subsidiary Bank's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

 On July 12, 2002, the Company announced an ongoing share repurchase program of up to 1% of outstanding shares per year. The Company anticipates to purchase on the open market and hold as treasury approximately 8,400 shares during the remainder of 2002.

 Table 6:  Capital Ratios - Consolidated Holding Company

                                                  Tier 1 Total Risk-
                                                 Leverage Based
                                                 CAPITAL CAPITAL
 June 30, 2002                                    7.8%    11.4%
 December 31, 2001                                7.2%    11.2%
 June 30, 2001                                    7.5%    12.0%

 Regulatory minimum for capital adequacy          4.0%     8.0%

 RESULTS OF OPERATIONS

 Net income for the quarter ended June 30, 2002 totaled $1,024, or $1.22 per share for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2001 was $839, or $1.00 per share for basic and diluted earnings per share. Operating results for the second quarter 2002 generated an annualized return on average assets of 1.22% and an annualized return on average equity of 15.23%, compared to 1.06% and 14.22% for the comparable period in 2001. The net interest margin for the second quarter 2002 was 4.04% compared to 3.64% for the comparable quarter in 2001.

 The following Table 7 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

 Table 7: Financial Summary

 (dollars in thousands, except per share data)                    QUARTER ENDED
                                             June 30,  March 31,  Dec. 31,   Sept. 30,    June 30,
 EARNINGS AND DIVIDENDS:                       2002       2002      2001        2001       2001
  Net interest income                    $    3,104  $   2,994  $   2,934   $   2,909   $   2,630
  Provision for loan losses              $      180  $     180  $     440   $     150   $     150
  Other noninterest income               $      602  $     565  $     798   $     357   $     455
  Other noninterest expense              $    2,046  $   2,012  $   2,006   $   1,868   $   1,738
  Net income                             $    1,024  $     958  $     873   $     885   $     839

  Basic earnings per share               $     1.22  $    1.14  $    1.04   $    1.05   $    1.00
  Diluted earnings per share             $     1.22  $    1.14  $    1.04   $    1.05   $    1.00
  Dividends declared per share           $     0.38  $       -  $    0.70   $       -   $    0.38
  Net book value per share               $    32.68  $   31.18  $   30.19   $   30.25   $   28.65

  Dividend payout ratio                       31.15%      0.00%     67.31%       0.00%      38.00%
  Average common shares outstanding         839,416    839,615    839,705     839,705     839,705

 BALANCE SHEET - AVERAGE BALANCES:
  Loans receivable, net                  $  240,602  $ 238,284  $ 229,994   $ 219,793   $ 220,837
  Assets                                 $  336,125  $ 336,879  $ 331,381   $ 316,592   $ 317,740
  Deposits                               $  265,931  $ 267,050  $ 261,556   $ 245,177   $ 244,422
  Stockholders' equity                   $   26,972  $  25,924  $  25,671   $  24,737   $  23,772

 PERFORMANCE RATIOS:
  Return on average assets (1)                 1.22%      1.14%     1.05%       1.12%        1.06%
  Return on average stockholders'             15.23%     14.78%    13.60%      14.31%       14.12%
    equity (1)
  Average tangible stockholders'
    equity to average assets                   7.87%      7.59%     7.61%       7.57%        7.53%
  Net loan charge-offs to average loans        0.03%      0.00%     0.11%       0.02%        0.01%
  Nonperforming loans to gross loans           1.23%      1.62%     1.68%       0.96%        0.90%
  Allowance for loan losses to gross
     loans                                     1.30%      1.31%     1.24%       1.24%        1.21%
  Net interest rate margin (1)(2)              4.04%      3.87%     3.89%       4.03%        3.64%
  Net interest rate spread (1)(2)              3.53%      3.35%     3.38%       3.41%        2.96%

  Service fee revenue as a percent of
    average demand deposits (1)                3.76%      2.65%     2.91%      3.21%         3.30%
  Noninterest income as a percent
    of gross revenue                          10.02%      9.52%    12.56%      5.77%         7.07%
  Efficiency ratio                            53.23%     54.54%    52.20%     55.39%        54.59%
  Noninterest expenses to average
    assets (1)                                 2.44%      2.39%     2.42%      2.36%         2.19%
 STOCK PRICE INFORMATION:
  High                                   $    39.25  $   36.00  $  33.40    $ 31.75     $   40.00
  Low                                    $    35.00  $   33.25  $  30.75    $ 29.00     $   29.00
  Market value at quarter-end            $    38.50  $   35.50  $  33.40    $ 31.75     $   30.00

 (1) Annualized
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income increased $474 from $2,630 for the quarter ended June 30, 2001 to $3,104 for the current quarter ended June 30, 2002. Tax-adjusted net interest margin as a percent of average interest earning assets also increased from 3.64 percent in June 2001 to 4.04 percent in June 2002.
 Net interest margin
                                  -14-
 was 3.73 percent for the year ended December 31, 2001. Since June 2001, the Company has benefited from a falling interest rate environment as deposits and short-term borrowings have repriced faster at lower rates than loans with longer terms. In addition to the increase in tax-adjusted net interest margin percentage, net interest income included income earned from additional loans originated since June 30, 2001. Since June 2001, average loans receivable increased $19,765, or 9.0%.

 Yield on earning assets decreased 119 basis points to 6.91% compared to 8.10% at June 30, 2001. Similarly, the costs for interest-bearing liabilities decreased 176 basis points to 3.38% from 5.14%. The majority of the decline in interest-bearing deposits is a result of declines in the index used to determine the yield paid on the Company's money market account, which was 25.6% of total deposits at June 30, 2002. Since June 30, 2001, the money market yield has declined from 3.54% to 1.46% at June 30, 2002.

 Through June 30, 2002, the Company positioned liabilities for an anticipated rising interest rate market by offering long-term certificate of deposit yields in the top 25% in each of the local markets served by the bank. In addition, loans are originated with terms as short as acceptable in the local market and the Company is accepting lower loan yields for the benefit of faster repricing in the event of an increase in interest rates. Although the Company believes short-term interest rates during the next 12 months are unlikely to increase substantially, the benefits of longer-term (three to five years) fixed rate funding and increasing long-term net interest margins outweigh the impact of higher funding rates on short-term profits. As of June 30, 2002, certificate of deposit funding with remaining maturities in excess of 3 years was $18,324 representing 13.7% of total certificates of deposit with an average rate of 4.89%.

 Table 8: Net Interest Income Analysis

 (dollars in thousands)             QUARTER ENDED JUNE 30, 2002  SIX MONTHS ENDED JUNE 30, 2002

                                       Average          Yield/ Average           Yield/
                                      BALANCE  INTEREST RATE   BALANCE  INTEREST RATE
 Assets
 Interest earning assets:
    Loans (1)(2)                    $243,797 $  4,469   7.35% $242,564 $  8,875  7.38%
    Taxable securities                49,189      678   5.53%   49,506    1,368  5.57%
    Tax-exempt securities (2)         20,723      344   6.66%   20,385      683  6.76%
    FHLB stock                         2,202       28   5.10%    2,189       54  4.97%
    Other                              5,771       24   1.67%    7,452       63  1.70%

    Total (2)                        321,682    5,543   6.91%  322,096   11,043  6.91%

 Non-interest earning assets:
    Cash and due from banks            9,389                     9,274
    Premises and equipment, net        5,127                     4,989
    Other assets                       3,122                     3,207
    Allowance for loan losses         (3,195)                   (3,116)

    Total                           $336,125                  $336,450

 Liabilities & stockholders' equity
 Interest bearing liabilities:
    Savings and demand
       deposits                     $ 30,353 $     86   1.14% $ 30,955  $   179  1.17%
    Money market deposits             71,764      267   1.49%   73,739      551  1.51%
    Time deposits                    129,551    1,343   4.16%  126,981    2,732  4.34%
    Short-term borrowings              3,324       34   4.10%    3,602       80  4.48%
    Long-term borrowings              38,000      571   6.03%   38,000    1,135  6.02%

    Total                            272,992    2,301   3.38%  273,277    4,677  3.45%

 Non-interest bearing liabilities:
    Demand deposits                   34,263                    34,840
    Other liabilities                  1,898                     1,909
    Stockholders' equity              26,972                    26,424

    Total                          $ 336,125                 $ 336,450

 Net interest income                            3,242                     6,366
 Rate spread                                            3.53%                    3.46%
 Net yield on interest earning assets                   4.04%                    3.99%

 (1) Non-accrual loans are included in the daily average loan balances outstanding.
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

 PROVISION FOR LOAN LOSSES

 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $180 for the three months ended June 30, 2002, and $150 for the three months ended June 30, 2001. Net charge-offs as a percentage of average loans outstanding were .03% and .01% during the three months ended June 30, 2002 and 2001, respectively.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased 32.3% to $602 during the three months ended June 30, 2002, from the comparable second quarter of 2001. There were no gains or losses on securities during the three months ended June 30, 2002 and 2001. Service fees on deposit accounts increased $69, or 27.4%, for the three months ended June 30, 2002 from the three months ended June 30, 2001. During the first quarter 2002, the Bank began to offer a new overdraft protection product that increased the level of collected service fees. In addition, commercial deposit account service charges have increased due to reduced customer "earnings credits" which are based on the declining short-term deposit interest rates experienced by the market as whole.

 The Company continued to earn a significant amount of income from the sale of long-term fixed rate mortgage loans to outside investors. The Bank does not retain such fixed rate loans as part of its asset liability management strategy. Gain on sale of such loans was $134 in June 2002 compared to $83 during June 2001. The majority of loans sold to outside investors continue to be serviced by the Bank directly with the customer. At June 30, 2002, the Bank serviced $50,114 of loans for outside investors compared to $9,605 serviced at June 30, 2001. The Bank has seen customer demand for fixed rate mortgages increase as long-term fixed interest rates in the overall market reached the lowest point in 40 years. The gain on sale of loans during the quarter ended June 30, 2002 was increased $63 from capitalization of originated mortgage servicing rights. At June 30, 2002, mortgage servicing rights totaled $391, which were carried at amortized cost. There were no mortgage servicing rights recorded at June 30, 2001. Growth in loan sale income has come primarily from new customers and not refinancing of loans already serviced by the Bank for others. As of July 31, 2002, almost 97% of the $36 million of sold loans originated during 2001 with servicing rights retained are still outstanding and serviced by the bank.

 Total service fee and noninterest income, including gain on sale of loans, was 10.0 percent of gross income during June 2002 compared to 7.1 percent of gross income during June 2001.
                                  -17-
 NONINTEREST EXPENSE

 Noninterest operating expenses increased $308, or 17.7% to $2,046 in June 2002 compared to $1,738 during June 2001. In addition, operating costs as a percentage of average assets increased from 2.19 percent in June 2001 to
 2.44 percent in the current quarter. The majority of the increase in operating expenses was from additional salaries, wages, and benefits paid to employees. As part of the Bank's strategic growth plan, additional employees have joined the Company since June 2001 at Bank locations in Wausau and Eagle River, Wisconsin. Separate from salaries and wages, noninterest expenses increased $154, or 21.3%. Of this total, occupancy expenses increased $98 compared to the prior quarter due to operating a new branch location in Eagle River, Wisconsin and building and equipment maintenance required by the Bank's home office facility. These additional wage and other operating costs have been offset by increased revenue, as the expense efficiency ratio has improved from 54.6% in June 2001, to 53.2% in the current quarter.
                                  -18-

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.

                        PART II - OTHER INFORMATION

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

     4.1    Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

    10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

    10.2 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

    10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

    10.4 Consulting Agreement with Chairman of the Board (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

    10.5    2001 Stock Option Plan (incorporated by reference to Exhibit
            10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*
                                  -19-
    21.1    Subsidiaries of the Company (incorporated by reference to Exhibit
            21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

    99.1    Certification under Section 906 of Sarbanes-Oxley Act of 2002.

      *Denotes Executive Compensation Plans and Arrangements.


 (b)  Reports on Form 8-K:

 FORM 8-K DATED APRIL 15, 2002. The Company filed a current report on Form 8-K on April 15, 2002, reporting earnings for the quarter ended March 31, 2002 under Item 5 and additional related disclosure under Item 9, Regulation FD Disclosure.
                                  -20-
                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PSB HOLDINGS, INC.



 August 14, 2002              SCOTT M. CATTANACH

                              Scott M. Cattanach
                              Treasurer and Chief Financial Officer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                                     EXHIBIT INDEX
                                          to
                                       FORM 10-Q
                                          of
                                  PSB HOLDINGS, INC.
                     for the quarterly period ended June 30, 2002
                     Pursuant to Section 102(d) of Regulation S-T
                                (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part this report:

 99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002.
                                  -22-