Form 10-Q
period 2002-09-30
PSB HOLDINGS INC /WI/
filed 2002-11-14
CIK 948368

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

    (Mark One)
      [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 2002

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


 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes          No   X


 The number of common shares outstanding at September 30, 2002 was 834,551.

                             PSB HOLDINGS, INC.

                                 FORM 10-Q

                      QUARTER ENDED SEPTEMBER 30, 2002


                                                                   PAGE NO.

 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               September 30, 2002 (unaudited) and December 31,
               2001 (derived from audited financial statements)          1

               Consolidated Statements of Income
               Three Months and Nine Months Ended September 30, 2002
               and 2001 (unaudited)                                      2

               Consolidated Statement of Changes in Stockholders'
               Equity Nine Months Ended September 30, 2002 (unaudited)   3

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2002 and 2001 (unaudited) 4

               Notes to Consolidated Financial
               Statements                                                6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                              21

     Item 4.   Controls and Procedures                                  21
                                  (i)

                       PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 PSB HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS
 September 30, 2002 unaudited, December 31, 2001 derived from audited financial statements)

                                                                      September 30,        December 31,
 (dollars in thousands, except per share data)                             2002               2001
 ASSETS
 Cash and due from banks                                                  $10,826           $16,736
 Interest-bearing deposits and money market funds                           5,056             3,539
 Federal funds sold                                                         4,743             5,275
 Securities:
    Held to maturity (fair values of $22,379 and $20,355, respectively)    21,130            20,287
    Available for sale (at fair value)                                     54,543            50,157
 Federal Home Loan Bank stock (at cost)                                     2,236             2,151
 Loans held for sale                                                            -             1,403
 Loans receivable, net of allowance for loan losses of $3,394
    and $2,969, respectively                                              252,286           236,574
 Accrued interest receivable                                                1,906             1,873
 Foreclosed assets, net                                                       296               421
 Premises and equipment                                                     5,943             4,755
 Mortgage servicing rights                                                    534               284
 Other assets                                                                 806               841
 TOTAL ASSETS                                                          $  360,305        $  344,296

 LIABILITIES

 Non-interest-bearing deposits                                         $   43,316        $   41,507
 Interest-bearing deposits                                                245,276           232,128
    Total deposits                                                        288,592           273,635

 Short-term borrowings                                                      3,514             4,327
 Long-term Federal Home Loan Bank advances                                 38,000            38,000
 Accrued expenses and other liabilities                                     2,109             2,984
    Total liabilities                                                     332,215           318,946

 STOCKHOLDERS' EQUITY

 Common stock - no par value with a stated value of $2 per share:
    Authorized - 1,000,000 shares
    Issued - 902,425 shares                                                 1,805             1,805
 Additional paid-in capital                                                 7,150             7,159
 Retained earnings                                                         20,899            18,186
 Unrealized gain on securities available for sale, net of tax                 735               491
 Treasury stock, at cost - 67,874 and 62,720 shares, respectively
                                                                           (2,499)           (2,291)
    Total stockholders' equity                                             28,090            25,350

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  360,305        $  344,296

 PSB HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended   Nine Months Ended
 (dollars in thousands,                               SEPTEMBER 30,       SEPTEMBER 30,
 except per share data - unaudited)                 2002         2001     2002     2001
 Interest income:
    Interest and fees on loans                   $  4,627    $ 4,808  $ 13,466 $ 14,739
    Interest on securities:
       Taxable                                        665        685     2,033    2,143
       Tax-exempt                                     223        207       674      558
    Other interest and dividends                       86        133       203      418
     Total interest income                          5,601      5,833    16,376   17,858

 Interest expense:
    Deposits                                        1,733      2,273     5,195    7,763
    Short-term borrowings                              35         74       115      379
    Long-term FHLB advances                           577        577     1,712    1,689

     Total interest expense                         2,345      2,924     7,022    9,831

 Net interest income                                3,256      2,909     9,354    8,027
 Provision for loan losses                            450        150       810      450

 Net interest income after provision
 for loan losses                                    2,806      2,759     8,544    7,577

 Noninterest income:
    Service fees                                      334        246       890      743
    Gain on sale of loans                             310         34       642      146
    Investment and insurance
       sales commissions                               93         31       189      150
    Other noninterest income                          104         46       287      226
     Total noninterest income                         841        357     2,008    1,265

 Noninterest expense:
    Salaries and employee benefits                  1,320      1,082     3,735    3,110
    Occupancy                                         267        240       832      703
    Data processing and other office operations       153        137       413      378
    Advertising and promotion                          63         83       254      252
    Other noninterest expenses                        294        326       921      866
         Total noninterest expense                  2,097      1,868     6,155    5,309

 Income before provision for income taxes           1,550      1,248     4,397    3,533
 Provision for income taxes                           499        363     1,364    1,040

 Net income                                      $  1,051    $   885   $ 3,033  $ 2,493
 Basic earnings per share                        $   1.26    $  1.05   $  3.62  $  2.97
 Diluted earnings per share                      $   1.25    $  1.05   $  3.61  $  2.97

 PSB HOLDINGS, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 Nine months ended September 30, 2002 - unaudited
                                                                            Unrealized
                                                                            Gain (Loss)
                                                         Additional        on Securities
                                                 Common   Paid-in  Retained  Available Treasury
 (dollars in thousands)                           STOCK   CAPITAL  EARNINGS  FOR SALE  STOCK   TOTALS
 Balance January 1, 2002                         $ 1,805  $7,159  $ 18,186  $   491 $ (2,291) $ 25,350

 Comprehensive income:
  Net income                                                         3,033                       3,033
  Unrealized gain on securities
    available for sale, net of tax                                              244                244

     Total comprehensive income                                                                  3,277

 Purchase of treasury stock                                                             (329)     (329)
 Proceeds from stock options issued out
  of treasury                                                (9)                          61        52
 Distribution of treasury stock in settlement
  of liability to Company directors                                                       60        60
 Cash dividends declared $.38 per share                               (320)                       (320)

 Balance September 30, 2002                      $ 1,805 $ 7,150   $20,899  $   735  $(2,499)  $28,090

 PSB HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine months ended September 30, 2002 and 2001 - unaudited

                                                              2002         2001
 Cash flows from operating activities:
  Net income                                            $    3,033   $    2,493
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for depreciation and net amortization            500          462
    Provision for loan losses                                  810          450
    Gain on sale of loans held for sale                       (642)        (146)
    (Gain) loss on sale of premises and equipment               30          (46)
    Gain on sale of foreclosed assets                          (27)           -
    FHLB stock dividends                                       (85)        (110)
    Changes in operating assets and liabilities:
      Accrued interest receivable                              (33)         (17)
      Other assets                                            (129)        (376)
      Other liabilities                                       (815)      (1,024)

  Net cash provided by operating activities                  2,642        1,686

 Cash flows from investing activities:

  Net increase in interest-bearing deposits
    and money market funds                                  (1,517)      (1,737)
  Net (increase) decrease in federal funds sold                532       (7,755)
  Proceeds from sale and maturities of:
    Securities held to maturity                                682        1,010
    Securities available for sale                            8,848       24,148
  Payment for purchase of:
    Securities held to maturity                             (1,537)      (5,805)
    Securities available for sale                          (12,857)     (23,698)
  Net (increase) decrease in loans                         (14,919)       2,749
  Capital expenditures                                      (1,638)        (431)
  Proceeds from sale of premises and equipment                  29           41
  Proceeds from sale of foreclosed assets                      278            -

  Net cash used in investing activities                    (22,099)     (11,478)

 Consolidated Statements of Cash Flows, continued

 Cash flows from financing activities:
  Net increase (decrease) in non-interest-bearing deposits          1,809       (3,392)
  Net increase in interest-bearing deposits                        13,148       11,335
  Net decrease in short-term borrowings                              (813)      (7,823)
  Proceeds from long-term FHLB advances                                 -       10,000
  Dividends paid                                                     (320)        (319)
  Proceeds from issuance of stock options                              52            -
  Purchase of treasury stock                                         (329)           -

  Net cash provided by financing activities                        13,547        9,801

 Net increase (decrease) in cash and due from banks                (5,910)           9
 Cash and due from banks at beginning                              16,736        9,226

 Cash and due from banks at end                                  $ 10,826      $ 9,235

 Supplemental cash flow information:

 Cash paid during the period for:
    Interest                                                     $  7,330     $ 10,250
    Income taxes                                                    1,300        1,152

 Noncash investing and financing activities:

    Loans charged off                                            $    444     $     81
    Loans transferred to foreclosed assets                            397          642
    Loans originated on sale of foreclosed assets                     331            -
    Distribution of treasury stock in settlement of liability
      to Company directors                                             60            -

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

 In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing right asset, and the valuations of investments.

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

 Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                 Three months ended  Nine months ended
 (dollars in thousands, except per share data)      SEPTEMBER 30,      SEPTEMBER 30,
                                                   2002     2001      2002      2001
 Net income available to common stockholders     $1,051   $  885     $3,033    $2,493

 Weighted average shares outstanding            836,418  839,705    838,471   839,705
 Effect of dilutive stock options outstanding     2,356        -      1,554         -

 Diluted weighted average shares outstanding    838,774  839,705    840,025   839,705

 Basic earnings per share                       $  1.26  $  1.05    $  3.62   $  2.97
 Diluted earnings per share                     $  1.25  $  1.05    $  3.61   $  2.97

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

 (dollars in thousands - unaudited)           Three months ended Nine months ended
                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                  2002     2001     2002     2001
 Net income                                     $1,051  $   885  $3,033  $2,493
 Change in net unrealized gain or loss on
    securities available for sale, net of tax     (187)     453     244     957

 Comprehensive income                         $    864   $1,338  $3,277  $3,450

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

 BALANCE SHEET

 At September 30, 2002, total assets were $360,305, an increase of $41,839, or 13.1%, over September 30, 2001. Assets increased $16,009, or 4.6% from December 31, 2001. Gross loans (including loans held for sale and unamortized direct loan origination costs) were $255,680 at September 30, 2002, growing $30,892 over third quarter 2001 and increasing $14,734 over fourth quarter 2001. Loan growth through September 30, 2002 was funded by a reallocation of short-term investments, cash holdings, and overnight funds held at December 31, 2001 and deposit growth primarily by acquisition of broker and national certificates of deposit.

 Table 1:  Period-End Loan Composition

                                                  September 30,      September 30        December 31, 2001
                                               DOLLARS    DOLLARS PERCENTAGE OF TOTAL        Percentage
 (dollars in thousands)                          2002      2001     2002    2001     DOLLARS  OF TOTAL
 Commercial, industrial and agricultural      $ 66,463   $ 66,630   26.0%   29.6%   $55,363   23.0%
 Commercial real estate mortgage               106,902     67,290   41.7%   29.9%    98,554   40.9%
 Residential real estate mortgage               64,823     72,845   25.4%   32.4%    67,723   28.1%
 Residential real estate loans held for sale         -        203    0.0%    0.1%     1,403    0.6%
 Consumer home equity                            6,601      4,419    2.6%    2.0%     4,576    1.9%
 Consumer and installment                       10,891     13,401    4.3%    6.0%    13,327    5.5%

 Totals                                       $255,680   $224,788  100.0%  100.0%  $240,946  100.0%

 The decline in overall long-term real estate loan interest rates during 2001 and again during 2002 contributed to a reallocation of the Bank's loans held for investment. As part of the Company's strategic and asset liability management plan, long-term residential real estate customer refinancing loans were subsequently sold to investors in the secondary market, and commercial
                                  -8-
 real estate and industrial loans were increased to continue asset growth. During the past quarter, the Company has also aggressively sought high quality adjustable rate commercial and industrial loans to match short-term liabilities during anticipated future increases in short-term interest rates.

 As the Company reallocated resources to handle demand for residential real estate loans, it experienced substantial repayments of consumer retail installment loans that were not replaced. In its markets, the Company faces substantial competition from credit unions and other financial institutions for retail installment lending such as for auto loans.
 During the fourth quarter 2002, the Company refocused efforts to increase retail installment loans by competitively seeking high quality individual borrowers and offering low interest rates as compared to local competitors.

 The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

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

 The aggregate amount of nonperforming assets increased $2,232 to $4,735 at September 30, 2002 from $2,503 at September 30, 2001, primarily because of additional loans going on nonaccrual status. Nonperforming assets have also increased $279 from $4,456 at December 31, 2001.

 Table 2:  Allowance for Loan Losses

                                               Three months ended   Nine months ended
                                                  SEPTEMBER 30,       SEPTEMBER 30,
 (dollars in thousands)                          2002      2001     2002         2001
 Allowance for loan losses at beginning       $  3,254  $  2,682   $  2,969  $  2,407

 Provision for loan losses                         450       150        810       450
 Recoveries on loans previously charged-off         11         -         59         1
 Loans charged off                                (321)      (55)      (444)      (81)
 Allowance for loan losses at end             $  3,394  $  2,777   $  3,394  $  2,777

                                  -9-
 Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

 At September 30, 2002 nonaccrual loans included $587 of loan principal to a borrower secured by non real-estate commercial collateral. During September 2002, the Company was notified of the borrower's bankruptcy. The Bank was not the lead lender in the commercial relationship, and due to inadequate collateral protection, an additional $270 of loan loss provisions were recorded to cover estimated principal losses not specifically identified and reserved previously. During October 2002, a charge-off of $376 was authorized and recorded. The remaining principal balance on this relationship of approximately $211 is fully reserved in the allowance for loan losses as of September 30, 2002 from provisions made prior to September 30, 2002.

 The increase in loans charged off during 2002 (both through September 30, 2002, and in October, 2002) is primarily due to the Company coming to terms with problem loan relationships that have existed and been on the balance sheet for many years. During 2002, the Company changed internal policy making it more difficult for borrowers to qualify to be removed from nonaccrual status. In general, borrowers placed on nonaccrual status must bring all past due amounts current, and make six monthly contractual payments on time before qualifying for removal from nonaccrual. At September 30, 2002, $712 of nonaccrual principal was less than 30 days past due, but had not yet made six consecutive months of regular contractual payments. Therefore, the change in policy has accounted for some of the increase in nonaccrual loans. Management believes it has identified and is proactively dealing with significant problem loan relationships. The increase in nonaccrual loans is not believed to be due primarily to the general economic recession or Bank loan concentrations in volatile economic sectors. Management expects the level of nonaccrual loans held at December 31, 2002 to be substantially reduced.

 Table 3:  Nonperforming Assets

                                               SEPTEMBER 30,    DECEMBER 31,
 (dollars in thousands)                       2002        2001      2001
 Nonaccrual loans                           $ 3,784     $ 1,395   $ 3,036

 Accruing loans past due 90 days or more          -         333         -
 Restructured loans                             655         428       999

 Total nonperforming loans                    4,439       2,156     4,035
 Foreclosed assets                              296         347       421

 Total nonperforming assets                 $ 4,735     $ 2,503   $ 4,456

 Nonperforming loans as a % of gross
    loans receivable                           1.74%       1.11%     1.68%

 Total nonperforming assets as a % of total
    assets                                     1.31%       0.79%     1.29%

                                  -10-
 LIQUIDITY

 Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail consumer deposits as a percentage of total funding sources were 75.2% at September 30, 2002, and 78.5% at September 30, 2001. Wholesale funding and broker and national certificates of deposit represent the balance of the Company's total funding needs.

 Table 4: Period-end Deposit Composition

                                           September 30,        September 30,   December 31, 2001
                                        DOLLARS   DOLLARS  PERCENTAGE OF TOTAL       Percentage
 (dollars in thousands)                   2002     2001      2002     2001   DOLLARS  OF TOTAL
 Non-interest-bearing demand           $ 43,316  $ 31,465    15.0%   12.6%  $ 41,508   15.2%
 Interest-bearing demand and savings     32,848    28,192    11.4%   11.3%    33,691   12.3%
 Money market deposits                   74,119    73,950    25.7%   29.6%    76,973   28.1%
 Retail time deposits less than $100     60,656    60,178    20.9%   24.2%    58,829   21.6%
 Retail time deposits $100 and over      37,424    34,889    13.0%   14.0%    37,033   13.5%
 Broker & national time deposits
    less than $100                       12,946     9,503     4.5%    3.8%     9,404    3.4%
 Broker & national time deposits
    $100 & over                          27,283    11,300     9.5%    4.5%    16,197    5.9%

 Totals                                $288,592  $249,477   100.0%  100.0%  $273,635  100.0%

 The interest rate paid on money market deposits is adjustable based on the Company's discretion but generally tracks the movements of national money market funds. As short-term interest rates have decreased during 2001 and 2002, the yield on this account has declined substantially. At the same time, the Company has offered long term (three years or longer) certificate of deposit rates to stabilize deposit funding cost if market interest rates increase. Some customers appear to have moved money market funds into time deposits to secure a higher yield.

 Table 5: Summary of Changes by Significant Deposit Source

          September 30,  Change from prior year
                                                      2002       2001        $        %
 Total time deposits $100 and over              $   64,707  $  46,189  $ 18,518   40.1%
 Total broker and national time deposits            40,229     20,803    19,426   93.4%
 Total retail time deposits                         98,080     95,067     3,013    3.2%
 Core deposits, including money market
    deposits                                       150,283    133,607    16,676   12.5%
 Total retail deposits including core deposits     248,363    228,674    19,689    8.6%

                                  -11-

 The Company's retail deposit offices are in locations that during the past year have demanded consumer retail deposit rates generally greater than national rates for equivalent certificate of deposit terms. For example, late in October, 2002, the average offering rate for a 12 month certificate of deposit as published by Ratewatch Premium Report for the three community banks with the highest rates in the Company's largest market area was 55 basis points higher than available brokered deposits for a 12-month term.

 To lower deposit funding costs, the Company does use brokers to accumulate national funds generally in excess of $100 per account. In addition, lower rate long-term broker certificates have been used in limited cases to fund "match" longer term loan commitments desired by customers that are held on the balance sheet as loans held for investment. Consequently, broker and national deposits increased substantially over the prior year, while local retail deposits have shown moderate growth in comparison. During September 2002, the Company opened a new full service retail and commercial branch location in Rhinelander, Wisconsin. Formerly, the Bank operated only a grocery store branch location. The Bank believes the retail markets in which they operate can provide retail deposit growth needed for asset growth in the long-term as local retail certificate of deposit rates begin to approximate national rates for similar funds.

 As of September 30, 2002, federal funds sold and short-term investments, loan principal, and investment securities maturing within one year totaled $131,890, while certificates of deposit, short-term borrowings and long-term borrowings maturing within one year totaled $96,731. Unused credit advances from the Federal Home Loan Bank of Chicago available to the Company at September 30, 2002 totaled approximately $26,559. In addition, the Bank had commitments from other correspondent banks for federal funds purchased up to $22,500. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits. The Company believes its current liquidity position and sources of funds for liquidity management is adequate.

 Table 6 below presents maturity repricing information as of September 30, 2002. The following repricing methodologies should be noted:

 1. Money market deposit accounts are considered fully repriced within 90 days. NOW and savings accounts are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are considered to reprice beyond 5 years.

 2. Nonaccrual loans are considered to reprice beyond 5 years.

 3. Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

 Table 6: Interest Rate Sensitivity Gap Analysis

                                                    September 30, 2002
 (dollars in thousands)      0-90 DAYS  91-180 DAYS  181-365 DAYS  1-2 YRS.  BYND 2-5 YRS. BEYOND 5 YRS. TOTAL
 Earning assets:
 Loans                        $ 92,113     $ 19,007    $ 35,999     $ 57,922      $ 45,488  $  5,151    $255,680
  Securities                     8,043        7,389      13,154       19,316        12,709    15,062      75,673
  FHLB stock                     2,236                                                                     2,236
  Other earning assets           9,799                                                                     9,799

 Total                        $112,191     $ 26,396    $ 49,153     $ 77,238      $ 58,197  $ 20,213    $343,388
 Cumulative rate
   sensitive assets           $112,191     $138,587    $187,740     $264,978      $323,175  $343,388

 Interest-bearing liabilities
  Interest-bearing deposits   $ 92,836     $ 19,744    $ 46,185     $ 22,602      $ 29,416  $ 34,493    $245,276
  Short-term borrowings            653          351       1,439          300           771     3,514
  Long-term FHLB advances                    10,000                    6,000        19,000     3,000      38,000

 Total                        $ 93,489     $ 30,095    $ 47,624     $ 28,902      $ 49,187  $ 37,493    $286,790
 Cumulative interest
   sensitive liabilities      $ 93,489     $123,584    $171,208     $200,110      $249,297  $286,790
 Interest sensitivity gap
  for the individual period   $ 18,702     $ (3,699)   $  1,529     $ 48,336      $  9,010 $ (17,280)
 Ratio of rate sensitive
  assets to rate sensitive
  liabilities for the
  individual period                120%          88%        103%         267%          118%       54%

 Cumulative interest
   sensitivity gap            $ 18,702     $ 15,003    $ 16,532     $ 64,868      $ 73,878  $ 56,598
 Cumulative ratio of rate
  sensitive assets to rate
  sensitive liabilities            120%         112%        110%         132%          130%      120%

 The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. The Company also uses various policy measures to assess adequacy of the Bank's liquidity and interest rate risk as described below.

 BASIC SURPLUS

 The Company measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. At September

 30, 2002, the Company's basic surplus, including available FHLB advances not yet utilized was above the 5% minimum required by policy.
                                  -13-
 INTEREST RATE RISK LIMITS

 The Company balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, the Company models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At September 30, 2002, projected net income for the next 12 months changed less than the 15% required by policy and was considered acceptable by management.

 CORE FUNDING UTILIZATION

 To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. The Company's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest
 rate risk limits exposure described previously.   At September 30, 2002,
 the Company's core fund utilization ratio was within policy requirements.

 CAPITAL RESOURCES

 Stockholders' equity at September 30, 2002 increased $2,684, or 10.6% from September 2001 to $28,090. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $735 at September 30, 2002 compared to unrealized gains of $832 at September 30, 2001.

 The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2002, the Subsidiary Bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were well in excess of regulatory minimums.

 On July 12, 2002, the Company announced an ongoing share repurchase program of up to 1% of outstanding shares per year to recur on an annual basis. The Company anticipates purchasing on the open market and holding as treasury approximately 8,400 shares during 2002. At September 30, 2002 approximately 6,400 of the 8,400 shares for 2002 had been purchased by the Company. Through September 30, 2002, the average price paid by the Company for treasury shares acquired during 2002 was $40.21 per share.

 Current monthly net income allows the Company to increase assets by approximately $5 million per month and maintain a leverage capital ratio above 7.0%. Although the Company is currently purchasing treasury shares under the buyback program described above, management is pursuing a growth strategy which requires significant capital to be maintained to support asset growth.
                                  -14-
 Therefore, large scale stock buybacks or dividend payments in excess of past periods are not anticipated. Recently, the Bank hired two additional commercial lenders, and opened a new brick and mortar full service branch in Rhinelander, Wisconsin. Previously, the Bank had a grocery store location in Rhinelander which generated significant loan growth even in that limited facility. With the new Rhinelander location and additional lenders, the Bank needs existing capital to significantly increase loans held for investment in the near term.

 Table 7:  Capital Ratios - Consolidated Holding Company

                                            Tier 1   Total Risk-
                                           Leverage    Based
                                           CAPITAL    CAPITAL
 September 30, 2002                          7.6%      11.6%
 December 31, 2001                           7.2%      11.2%
 September 30, 2001                          7.7%      12.0%

 Regulatory minimum for capital adequacy     4.0%       8.0%

 On October 4, 2002, the Company announced approval of a 2-for-1 stock split payable December 2, 2002, to shareholders of record on November 19, 2002, subject to shareholder approval of an increase in authorized shares. This special meeting to vote on the increase in authorized shares is scheduled for November 19, 2002. The stock split will increase the number of issued shares in circulation to approximately 1.7 million shares, and place the "post split" value per share in the low $20's per share. The split is anticipated to increase interest in institutional investors in the Company's stock while making it easier for smaller investors to purchase shares, both of which are expected to increase stock liquidity.

 RESULTS OF OPERATIONS

 Net income for the quarter ended September 30, 2002 totaled $1,051, or $1.25 per share on a diluted basis ($1.26 per basic earnings per share). Comparatively, net income for the quarter ended September 30, 2001 was $885, or $1.05 per share for basic and diluted earnings per share. Operating results for the third quarter 2002 generated an annualized return on average assets of 1.17% and an annualized return on average equity of 15.00%, compared to 1.12% and 14.31% for the comparable period in 2001. The net interest margin for the third quarter 2002 was 3.95% compared to 4.03% for the comparable quarter in 2001.

 The following Table 8 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

 Table 8: Financial Summary

 (dollars in thousands, except per share data)
                                                                 QUARTER ENDED
                                              Sept. 30,   June 30,  March 31, Dec. 31, Sept. 30,
 EARNINGS AND DIVIDENDS:                         2002       2002       2002     2001      2001
   Net interest income                        $  3,256   $  3,104  $  2,994  $  2,934   $  2,909
   Provision for loan losses                  $    450   $    180  $    180  $    440        150
   Other noninterest income                   $    841   $    602  $    565  $    798        357
   Other noninterest expense                  $  2,097   $  2,046  $  2,012  $  2,006      1,868
   Net income                                 $  1,051   $  1,024  $    958  $    873        885

   Basic earnings per share                   $   1.26   $   1.22  $   1.14  $   1.04   $   1.05
   Diluted earnings per share                 $   1.25   $   1.22  $   1.14  $   1.04   $   1.05
   Dividends declared per share               $      -   $   0.38  $      -  $   0.70   $      -
   Net book value per share                   $  33.66   $  32.68  $  31.18  $  30.19   $  30.25

   Dividend payout ratio                          0.00%     31.15%     0.00%    67.31%      0.00%
   Average common shares outstanding           836,418    839,416   839,615   839,705    839,705

 BALANCE SHEET - AVERAGE BALANCES:

   Loans receivable, net                      $249,691   $240,602  $238,284  $ 229,994  $219,793
   Assets                                     $355,224   $336,125  $336,879  $ 331,381  $316,592
   Deposits                                   $283,889   $265,931  $267,050  $ 261,556  $245,177
   Stockholders' equity                       $ 27,792   $ 26,972  $ 25,924  $  25,671  $ 24,737

 PERFORMANCE RATIOS:

   Return on average assets (1)                   1.17%      1.22%     1.14%     1.05%      1.12%
   Return on average stockholders' equity (1)    15.00%     15.23%    14.78%    13.60%     14.31%
   Average tangible stockholders' equity to
     average assets                               7.61%      7.87%     7.59%     7.61%      7.57%
   Net loan charge-offs to average loans          0.12%      0.03%     0.00%     0.11%      0.02%
   Nonperforming loans to gross loans             1.74%      1.23%     1.62%     1.68%      0.96%
   Allowance for loan losses to gross loans       1.33%      1.30%     1.31%     1.24%      1.24%
   Net interest rate margin (1)(2)                3.95%      4.04%     3.87%     3.89%      4.03%
   Net interest rate spread (1)(2)                3.43%      3.53%     3.35%     3.38%      3.41%
   Service fee revenue as a percent of
     average demand deposits (1)                  3.41%      3.76%     2.65%     2.91%      3.21%
   Noninterest income as a percent
     of gross revenue                            13.05%     10.02%     9.52%    12.56%      5.77%
   Efficiency ratio                              49.52%     53.23%    54.54%    52.20%     55.38%
   Noninterest expenses to average assets (1)     2.34%      2.44%     2.39%     2.42%      2.36%

 STOCK PRICE INFORMATION:
   High                                        $ 42.10    $ 39.25  $  36.00  $  33.40   $  31.75
   Low                                         $ 38.35    $ 35.00  $  33.25  $  30.75   $  29.00
   Market value at quarter-end                 $ 41.15    $ 38.50  $  35.50  $  33.40   $  31.75

 (1) Annualized
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

 NET INTEREST INCOME

 Net interest income is the most significant component of earnings. Net interest income increased $347 from $2,909 for the quarter ended September 30, 2001 to $3,256 for the current quarter ended September 30, 2002. Tax-adjusted net interest margin as a percent of average interest earning assets declined from 4.03 percent in September 2001 to 3.95 percent in September 2002. Net interest margin was 3.73 percent for the year ended December 31, 2001.

 Since early 2001, the Company benefited from a falling interest rate environment as deposits and short-term borrowings have repriced faster at lower rates than loans with longer terms and maturities. However, during the third quarter 2002, it appears that short-term deposits have been significantly repriced to current levels, but that loans are renewed and originated at continually lower rates. This situation was anticipated and is not unusual in the banking industry. The Company considers the current short-term interest rate environment to be temporary. The primary strategies currently utilized by the Company to manage net interest margin include:

 1. Consider national and broker certificate of deposit offering rates when determining local retail certificate pricing. Ensure core deposits are priced appropriately considering existing rates and changes in short-term interest rates in the national markets.

 2. Increase interest rate pricing on commercial loans that provide option features to the borrower, such as prepayment without penalty.

 3. Originate adjustable rate commercial loans to allow the bank to benefit from anticipated increases in short-term interest rates on which many commercial loans are based. Management recognizes that in the short-term such a strategy would reduce net interest income in the event of a decrease in the prime rate or other short-term rate indexes.

 In addition to the change in tax-adjusted net interest margin percentage, net interest income increased from income earned from additional loans originated since September 30, 2001. Since September 2001, average loans receivable (net of allowances for loan loss) increased $29,898, or 13.6%.

 Yield on earning assets decreased 125 basis points to 6.68% compared to 7.93% at September 30, 2001. Similarly, the costs for interest-bearing liabilities decreased 127 basis points to 3.25% from 4.52%. Decreased national market short-term term interest rates have impacted all types of earning assets and paying liabilities and the Company believes current short-term rates represent the approximate bottom of the rate cycle. Refer to the previous discussion on management of net interest margin for the Company's strategy in this area.

 Table 9: Net Interest Income Analysis

 (dollars in thousands)            Quarter ended Sept. 30, 2002       Nine months ended Sept. 30, 2002
                                  Average              Yield/         Average                  Yield/
                                  BALANCE    INTEREST      RATE       BALANCE       INTEREST     RATE
 Assets
 Interest-earning assets:
    Loans (1)(2)                $ 252,879  $   4,650      7.30%    $ 246,040      $   13,525     7.35%
    Taxable securities             50,678        665      5.21%       49,901           2,033     5.45%
    Tax-exempt securities (2)      20,431        338      6.56%       20,400           1,021     6.69%
    FHLB stock                      2,234         27      4.79%        2,204              81     4.91%
    Other                          14,698         59      1.59%        9,893             122     1.65%

    Total (2)                     340,920      5,739      6.68%      328,438          16,782     6.83%

 Non-interest-earning assets:
    Cash and due from banks         8,529                              9,023
    Premises and equipment, net     5,692                              5,226
    Other assets                    3,271                              3,231
    Allowance for loan losses      (3,188)                            (3,140)

    Total                       $ 355,224                          $ 342,778

 Liabilities & stockholders'
   equity
 Interest-bearing liabilities:
    Savings and demand
       deposits                  $ 34,110  $      88      1.02%     $ 32,018       $     267     1.11%
    Money market deposits          72,555        267      1.46%       73,312             818     1.49%
    Time deposits                 138,413      1,378      3.95%      130,834           4,110     4.20%
    Short-term borrowings           3,363         35      4.13%        3,521             115     4.37%
    Long-term borrowings           38,000        577      6.02%       38,000           1,712     6.02%

    Total                         286,441      2,345      3.25%      277,685           7,022     3.38%

 Non-interest-bearing
   liabilities:
    Demand deposits                38,811                             36,178
    Other liabilities               2,180                              2,009
    Stockholders' equity           27,792                             26,906

    Total                       $ 355,224                          $ 342,778

 Net interest income                           3,394                                   9,760
 Rate spread                                              3.43%                                  3.45%
 Net yield on interest-earning assets                     3.95%                                  3.97%

 (1) Nonaccrual loans are included in the daily average loan balances outstanding.
 (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

 PROVISION FOR LOAN LOSSES
 Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $450 for the three months ended September 30, 2002, and $150 for the three months ended September 30, 2001. Net charge-offs as a percentage of average loans outstanding were .12% and .02% during the three months ended September 30, 2002 and 2001, respectively.

 At September 30, 2002 nonaccrual loans included $587 of loan principal to a borrower secured by non real-estate commercial collateral. During September 2002, the Company was notified of the borrower's bankruptcy. The Bank was not the lead lender in the commercial relationship, and due to inadequate collateral protection, an additional $270 of loan loss provisions were recorded to cover estimated principal losses not specifically identified and reserved previously. During October 2002, a charge-off of $376 was authorized and recorded. The remaining principal balance on this relationship of approximately $211 is fully reserved in the allowance for loan losses as of September 30, 2002 from provisions made prior to September 30, 2002.

 Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NONINTEREST INCOME

 Noninterest income increased $484 to $841 during the three months ended September 30, 2002, from $357 in the comparable third quarter of 2001. There were no gains or losses on securities during the three months ended September 30, 2002 and 2001. Service fees on deposit accounts increased $88, or 35.8%, for the three months ended September 30, 2002 from the three months ended September 30, 2001. During the first quarter 2002, the Bank began to offer a new overdraft protection product that increased the level of collected service fees. In addition, commercial deposit account service charges have increased due to reduced customer "earnings credits" which are based on the declining short-term deposit interest rates experienced by the market as whole.

 The Company continued to earn a significant amount of income from the sale of long-term fixed rate mortgage loans to outside investors. The Bank does not retain such fixed rate loans as part of its asset liability management strategy. Gain on sale of such loans was $310 in September 2002 compared to $34 during September 2001 for an increase of $276. The majority of loans sold to outside investors continue to be serviced by the Bank directly with the customer. At September 30, 2002, the Bank serviced $64,780 of loans for outside investors compared to $18,848 serviced at September 30, 2001. The Bank has seen customer demand for fixed rate mortgages increase as long-term fixed interest rates in the overall market reached historical low levels. The gain on sale of loans during the quarter ended September 30, 2002 was increased $167 from capitalization of originated mortgage servicing rights. At September 30, 2002, mortgage servicing rights totaled $534, which were carried at amortized cost.
 There were no mortgage servicing rights recorded at September 30, 2001. Growth in loan sale income has come primarily from new customers and not refinancing of loans already serviced by the Bank for others. As of September 30, 2002, approximately 86% of the $36 million of sold loans originated during calendar 2001 with servicing rights retained are still outstanding and serviced by the bank.

 During the past quarter, the Bank introduced a new annuity investment product for customers looking for a higher yield than available on traditional certificates of deposit. The product generated an additional $47 of commission income during the third quarter 2002. Total investment and insurance product commissions increased $62 to $93 in the quarter ended September 30, 2002 compared to $31 for September 2001.

 The remaining increase in noninterest income came primarily from an increase in debit card interchange income and mortgage servicing fees, accounting for approximately $44 of the increase of $58 in other noninterest income during the quarter ended September 30, 2002 compared to the third quarter of 2001.

 NONINTEREST EXPENSE

 Noninterest operating expenses increased $229, or 12.3% to $2,097 in September 2002 compared to $1,868 during September 2001. However, operating costs as a percentage of average assets decreased from 2.36 percent in September 2001 to 2.34 percent in the current quarter. The majority of the increase in operating expenses was from additional salaries, wages, and benefits paid to employees. Average wages and benefits before year-end incentive compensation dependant upon overall Company profitability was $45,138 per full time equivalent employee (FTE) during the quarter ended September 30, 2002 compared to $43,578 per FTE in the third quarter 2001 for an increase of 3.6% during the past 12 months. Separate from salaries and wages, noninterest expenses decreased $9, or 1.1%. Additional wage and other operating costs have been offset by increased revenue, as the expense efficiency ratio has improved from 55.4% in September 2001, to 49.5% in the current quarter.
                                  -20-
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.

 ITEM 4.  CONTROLS AND PROCEDURES

 The Company maintains controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported in accordance with Securities and Exchange Commission rules, and that such information is accumulated and communicated to the Company's management, including the

 President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

 Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.
                                  -21-
                        PART II - OTHER INFORMATION

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

  99.1    Certification under Section 906 of Sarbanes-Oxley Act of 2002.

      *Denotes Executive Compensation Plans and Arrangements.
                                  -22-
 (b) Reports on Form 8-K:

     FORM 8-K DATED JULY 18, 2002. The Company filed a current report on Form 8-K on July 18, 2002, reporting earnings for the quarter ended June 30, 2002 under Item 5 and additional related disclosure under Item 9, Regulation FD Disclosure.
                                  -23-

                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PSB HOLDINGS, INC.



 November 14, 2002            SCOTT M. CATTANACH
                              Scott M. Cattanach
                              Treasurer

                              (On behalf of the Registrant and as
                               Principal Financial Officer)

                          CERTIFICATIONS

     I, David K. Kopperud, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PSB Holdings, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                  -25-
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002


                              DAVID K. KOPPERUD
                              David K. Kopperud
                              President and Chief Executive Officer
                                  -26-


                          CERTIFICATIONS

     I, Scott M. Cattanach, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PSB Holdings, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                  -27-
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002



                              SCOTT M. CATTANACH
                              Scott M. Cattanach
                              Treasurer
                              (Principal Financial Officer)
                                  -28-

                              EXHIBIT INDEX
                                   to
                                FORM 10-Q
                                   of
                           PSB HOLDINGS, INC.
          for the quarterly period ended September 30, 2002
               Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. section 232.102(d))



 The following exhibits are filed as part this report:

 99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002.
                                  -29-