Form 10-K
period 2002-12-31
PSB HOLDINGS INC /WI/
filed 2003-03-04
CIK 948368

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              __________
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from .............. to .........................

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                   Yes   ___      No   X

The aggregate market value of the voting stock held by non-affiliates as of June 28, 2002, was approximately $30,380,000. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 12, 2003, 1,666,102 shares of common stock were outstanding.

                            DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 4, 2003 (to the extent specified herein): Part III

                                   FORM 10-K

                              PSB HOLDINGS, INC.

                               TABLE OF CONTENTS


PART I

           ITEM

           1.  Business......................................................1
           2.  Properties....................................................6
           3.  Legal proceedings.............................................6
           4.  Submission of matters to a vote of security holders...........6

PART II

           5.  Market for registrant's common equity and related stockholder matters.......................................................7
           6.  Selected financial data.......................................9
           7.  Management's discussion and analysis of financial condition and results of operations.....................................11
           7A. Quantitative and qualitative disclosures about market risk....40
           8.  Financial statements and supplementary data...................40
           9.  Changes in and disagreements with accountants on accounting and financial disclosure......................................40

PART III

           10. Directors and executive officers of the registrant............41
           11. Executive compensation........................................41
           12. Security ownership of certain beneficial owners and management and related stockholder matters...............................41
           13. Certain relationships and related transactions................42
           14. Controls and procedures.......................................42

PART IV

           15. Exhibits, financial statement schedules, and reports on Form
               8-K...........................................................43

                                     PART I

ITEM 1.  BUSINESS.

PSB HOLDINGS, INC.

PSB Holdings, Inc., a Wisconsin corporation (the "Company"), is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Board") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole business is the ownership and management of Peoples State Bank (the "Bank"). Except as may otherwise be noted, this Annual Report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2002, and the term "Company" includes its subsidiaries.

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

BUSINESS

GENERAL

The Company was organized in 1995 as the holding company of the Bank. The Bank began operations in August, 1962 as a Wisconsin state bank. The Company's principal office is located at 1905 West Stewart Avenue, Wausau, Wisconsin, 54401. The Company's principal branch offices are located in the communities of Wausau, Rib Mountain, Marathon, Rhinelander and Eagle River, Wisconsin. The Company provides various commercial and consumer banking services for customers located principally in Marathon, Lincoln, Oneida and Vilas Counties, Wisconsin.

The Company is engaged in general commercial and retail banking. The Company serves individuals, businesses, and governmental units and offers most forms of commercial and consumer lending, including lines of credit, secured and unsecured term loans, real estate financing and mortgage lending. In addition, the Company provides a full range of personal banking services, including checking accounts, savings and time accounts, installment and other personal loans, as well as mortgage loans. The Company offers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis. New services are frequently added to the Company's retail banking departments.
                                      -1-
The Company offers discount brokerage services at its Wausau and Rhinelander branch locations, including the sale of annuities, mutual funds and other investments to Company customers and the general public. The Company maintains an investment subsidiary in Nevada to manage, hold and trade cash, securities, and loans of the Bank.

PRINCIPAL SOURCES OF REVENUE

The table below shows the amount and percentages of the Company's total consolidated operating revenues resulting from interest on loans and leases and interest on investment securities for each of the last three years:

                                 Interest on loans      Interest on securities
                                         % of total                % of total
                                          operating                 operating
(dollars in thousands)           Amount    revenue      Amount        revenue
Year ended December 31,

2002                           $ 18,022     72.2%      $ 3,622         14.5%
2001                             19,263     75.6%        3,641         14.3%
2000                             18,260     78.1%        3,485         14.9%

BANK MARKET AREA AND COMPETITION

There is a mix of retail, manufacturing, agricultural and service businesses in the areas served by the Company. The Company has substantial competition in its market areas. Much of this competition comes from companies which are larger and have greater resources than the Company. The Company competes for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies and other financial and non financial companies. Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services offered by the Company.

Recent changes in banking laws have had a significant effect on the competitive environment in which the Company operates and are likely to continue to increase competition for the Company. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. Banks are also permitted to create interstate branching networks in states which do not "opt out" of the new laws. The Gramm-Leach-Bliley Act of 1999 has also increased the competitive environment for the Company. Under this act, financial holding companies are now permitted to conduct a broad range of banking, insurance and securities activities. The Company believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance and securities services will both increase the overall level of competition and attract competitors with which the Company may not now compete for its customers.
                                      -2-
In addition to competition, the business of the Company will be affected by general economic conditions, including the level of interest rates and the monetary policies of the Board (see "Regulation and Supervision - Monetary Policy").

EMPLOYEES

Officers of the Company serve as full time employees of the Bank. As of February 12, 2003, the Company had 119 full-time equivalent employees, including 34 employed on a part-time basis. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

The executive officers of the Company as of February 12, 2003, their ages and principal occupations during the last five years are set forth below.

David K. Kopperud, 57 - President of the Company and the Bank since July, 1999; previously Executive Vice President of the Bank (1994-1999).

David A. Svacina, 56 - Vice-President of the Company since March, 2002; Vice President of the Bank.

Todd R. Toppen, 44 - Secretary of the Company since March 2002; Treasurer of the Company (1995- March 2002); Vice President of the Bank.

Scott M. Cattanach, 34 - Treasurer of the Company since March 2002; Chief Financial Officer of the Bank since March 2002. Prior to March 2002, certified public accountant at regional public accounting firm.

REGULATION AND SUPERVISION

REGULATION

The Company is subject to regulation under both federal and state law. The Company is a registered bank holding company and is subject to regulation and examination by the Board pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Board expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions,
                                      -3-
investments in or the conduct of other lines of business, management personnel, interlocking directorates and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required minimum capital. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 17 of the Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that often have a direct or indirect effect on the Company's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. The Gramm-Leach-Bliley Act of 1999, which eliminated many of the barriers to affiliation among banks, insurance companies and other securities or financial services companies, is an example of legislation which may, and often does, materially affect the operation of the Company's business. Depending on the scope and timing of future regulatory changes, it is likely they will affect the competitive environment in which the Company operates or increase costs of regulatory compliance and, accordingly, may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

MONETARY POLICY

The earnings and growth of the Company are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has a direct and indirect influence on the costs of funds used by the Company for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.

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

     (4) the effect of changes in laws and regulations which increase operating costs or increase competition;

     (5)   changes in consumer spending, borrowing and saving habits;

     (6)   increased competition in the Company's principal market areas;

     (7) the timely development of and acceptance of new products and services;

     (8) the costs associated with required changes or upgrades in our technology;

     (9)   the effect of changes in accounting policies and practices;

     (10) acquisitions and the inability to successfully integrate acquired institutions or branches into current operations; and

     (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.
                                      -5-
ITEM 2.  PROPERTIES.

The Company's operations are carried out at 1905 West Stewart Avenue, Wausau, Wisconsin. The Company does not maintain any separate offices.

The Company operates a total of seven banking office locations. The Company owns five of the buildings in which it conducts operations and each building is occupied solely by the Bank. All five buildings are designed for commercial banking operations and are suitable for current operations. One Rhinelander and the Eagle River branch occupy leased space within supermarkets which are designed for commercial banking operations. An additional Rhinelander facility was constructed and opened during 2002.


ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 2002, the holding company was not involved in any legal proceedings, nor was it aware of any threatened litigation.

In the ordinary course of its business, the Company is or may be engaged from time to time in legal actions as both a plaintiff and a defendant. In some cases, claims for significant compensatory or punitive damages, or unspecified damages, may be made against the Bank. As of the date of this report, the Bank was not a party to any legal or administrative proceedings which, in the opinion of Company management, would have a material adverse effect on the operations, liquidity or consolidated financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of shareholders was held on November 19, 2002. The sole item of business was an amendment to the Company's restated articles of incorporation to increase the Company's authorized shares to 3,000,000 shares. The amendment was adopted by the following votes: for, 631,852 shares; against, 26,066 shares; withheld, 175,778 shares; abstention, 855 shares, and broker non-votes, 0 shares.
                                      -6-

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

There is no active established public trading market in the Company common stock. Bid and ask prices are quoted by one regional broker-dealer on the OTC Bulletin Board under the symbol "PSBQ.OB." Transactions in the Company common stock are limited and sporadic.

On July 12, 2002, Company announced an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. The Company repurchased 19,838 shares during 2002 at an average price per share of $19.88. As of December 31, 2002, and February 12, 2003, there were 1,666,102 shares of the Company's common stock outstanding, respectively.

Information required by Item 201(d) of Regulation S-K is set forth under Item 12, Part III, of this Annual Report on Form 10-K.

HOLDERS

As of December 31, 2002 there were approximately 951 holders of record of the Company's common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDENDS

The Company's bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Payment of Bank dividends is subject to various limitations under banking laws and regulations. At December 31, 2002, the Bank could have paid approximately $8.1 million in additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1995.
                                      -7-
MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:

                        2002 Prices                   2001 Prices
Quarter         High      Low    Dividends    High      Low    Dividends
1st          $  18.00  $  16.63  $    -    $  14.75  $  13.50  $    -
2nd          $  19.63  $  17.50  $  0.190  $  20.00  $  14.50  $  0.190
3rd          $  21.05  $  19.18  $    -    $  15.88  $  14.50  $    -
4th          $  25.00  $  20.55  $  0.375  $  16.70  $  15.38  $  0.350

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market. The common stock was first quoted on the OTC Bulletin Board during January 2000.

SALES AND DISTRIBUTION OF STOCK

During 2003, the Company distributed 3,422 shares of its common stock (valued for this purpose at $17.50 per share) to its directors in lieu of cash payments under the director's incentive compensation plan. Receipt of stock was mandatory and no investment decision was made by any member of the Board.

The Company also issued 3,108 shares of stock pursuant to the exercise of a stock option by a former executive officer of the Bank at a price of $16.625 per share. The option shares were sold pursuant to the exemption from registration afforded under Section 3(a)11 of the Securities Act of 1933, as amended.
                                      -8-
ITEM 6.  SELECTED FINANCIAL DATA

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
                                     2002      2001    2000      1999      1998
Consolidated summary of earnings:  (dollars in thousands, except per share data)
Years ended December 31,
Total interest income             $ 21,915  $ 23,428 $ 21,940  $ 17,671  $ 16,746
Total interest expense               9,273    12,468   12,540     8,598     8,722
Net interest income                 12,642    10,960    9,400     9,073     8,024
Provision for loan losses            1,110       890      600       460       300
Net interest income
  after provision for loan losses   11,532    10,070    8,800     8,613     7,724
Total noninterest income             3,048     2,065    1,446     1,265     1,408
Total noninterest expenses           8,227     7,316    6,474     6,221     6,115
Provision for income taxes           1,988     1,453    1,102     1,068       928
Net income                        $  4,365  $  3,366 $  2,670  $  2,589  $  2,089

                                     2002      2001    2000      1999      1998
Consolidated balance sheet:       (dollars in thousands, except per share data)
As of December 31,
Total assets                      $371,469  $344,296 $306,239  $259,889  $233,491
Total loans receivable,
  net of loan loss allowances      256,015   236,574  224,702   180,524   148,582
Total deposits                     297,830   273,635  241,534   202,354   199,800
Long-term FHLB advances             38,000    38,000   28,000    13,000     6,000
Other borrowings                     3,303     4,327   11,515    21,215     4,549
Stockholders' equity                29,302    25,349   22,274    21,046    20,556

                                              -9-

                                           2002        2001       2000        1999        1998
Performance ratios:
Basic earnings per share               $    2.61   $     2.00  $     1.56  $     1.47  $     1.18
Diluted earnings per share             $    2.60   $     2.00  $     1.56  $     1.47  $     1.18
Common dividends declared per share    $   0.565   $    0.540  $    0.515  $    0.505  $    0.465
Dividend payout ratio                     21.65%       26.94%      32.64%      34.12%       39.33%
Net book value per share at year-end   $   17.59   $    15.10  $    13.27  $    11.92  $    11.64
Average common shares outstanding       1,674,523   1,679,410   1,716,572   1,766,470   1,766,470
Return on average stockholders' equity     15.97%      13.96%      12.33%      12.31%      10.62%
Return on average assets                    1.25%       1.05%       0.94%       1.08%       0.96%
Average equity to average assets            7.85%       7.53%       7.63%       8.75%       9.06%
Net interest margin (tax adjusted)          3.95%       3.73%       3.62%       4.16%       4.04%
Net loan charge-offs to average loans       0.37%       0.14%       0.14%       0.19%       0.13%
Non-performing loans to gross loans         0.94%       1.68%       1.44%       0.77%       0.96%
Allowance for loan losses to loans
  at year-end                               1.22%       1.24%       1.06%       1.15%       1.27%
Noninterest income to average assets        0.88%       0.65%       0.51%       0.53%       0.64%
Noninterest income to tax adjusted
  net interest margin                      23.12%      18.12%      14.86%      13.45%      16.86%
Efficiency ratio                           50.68%      54.50%      58.05%      58.29%      62.69%
Noninterest expense to average assets       2.36%       2.29%       2.28%       2.59%       2.73%
FTE employees at year-end                     116         100          86          91          87

                                      -10-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and wages per employee.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

The Company's consolidated net income for 2002 was $4,365, an increase of $999 or 29.7% higher than 2001. Basic and diluted earnings per share for 2002 were $2.61 and $2.60, respectively, a 30% increase over 2001 basic and diluted earnings per share of $2.00. Return on average common stockholders' equity and return on average assets were 15.97% and 1.25% for 2002 compared to 13.96% and 1.05% for 2001. Cash dividends paid in 2002 increased by 4.6% to $0.565 per share over the $0.54 per share paid in 2001. Current year profits were significantly impacted by the following factors.

Taxable equivalent net interest income grew $1,788, or 15.7% from $11,397 in 2001 to $13,185 in 2002. Taxable equivalent interest income was $22,458 for 2002, $1,407 or 5.9% lower than 2001. However, interest expense decreased by $3,195, or 25.6% compared to 2001. Increases in volume and changes in product mix added $1,436 to taxable equivalent net interest income, whereas changes in the rate environment of 2002 added an additional $352.

The allowance for loan losses increased $189 from $2,969 in 2001 to $3,158 in 2002. Net loan charge-offs increased $593 from $328 in 2001 to $921 in 2002 and were .37% of average loans outstanding in 2002 compared to .14% in 2001. The ratio of allowance for loan losses to loans decreased to 1.22% from 1.24% as some long-time problem loan relationships were resolved during 2002, while provisions to the allowance for loan losses kept pace with new loan growth. Provision for loan losses grew $220, from $890 in 2001 to $1,110 in 2002.

Noninterest income was $3,048 for 2002, $983 or 47.6% higher than 2001. The primary reason for the increase was additional income from the sale of long-term fixed rate secondary market
                                      -11-
loans. Gain on sale of such loans was $1,492 (before provision for valuation allowance on retained servicing rights of $269) in 2002 compared to $683 in 2001. Separate from this activity,noninterest income increased $443 during 2001 of which $207 was an increase in deposit account service fees from additional overdraft fees collected.

Noninterest expense was $8,227 in 2002, $911 or 12.5% higher than 2001. Salaries and employee benefits increased $508, while occupancy and data processing and office operations increased $237. Separate from these activities, noninterest expense increased $166 during 2002.

2001 COMPARED TO 2000

The Company's consolidated net income for 2001 was $3,366, an increase of $696 or 26.1% higher than 2000. Basic and diluted earnings per share for 2001 were $2.00, a 28.2% increase over 2000 basic and diluted earnings per share of $1.56. Return on average common stockholders' equity and return on average assets were 13.96% and 1.05% for 2001 compared to 12.33% and .94% for 2000. Cash dividends paid in 2001 increased by 4.9% to $0.54 per share over the $0.515 per share paid in 2000. Current year profits were significantly impacted by the following factors:

Taxable equivalent net interest income grew $1,665, or 17.1% from $9,732 in 2000 to $11,397 in 2001. Taxable equivalent interest income was $23,865 for 2001, $1,593 or 7.2% higher than 2000. However, interest expense decreased by $72. Increases in volume and changes in product mix added $2,121 to taxable equivalent net interest income, whereas changes in the rate environment of 2001 resulted in a $456 decrease.

The allowance for loan losses increased $562 from $2,407 in 2000 to $2,969 in 2001. Net loan charge-offs increased $36 from $292 in 2000 to $328 in 2001 and were .14% of average loans outstanding in both 2001 and 2000. The ratio of allowance for loan losses to loans increased to 1.24% from 1.06% due to additional provisions to the allowance for loan losses beyond that needed for new loan growth. Provision for loan losses grew $290, from $600 in 2000 to $890 in 2001.

Noninterest income was $2,065 for 2001, $619 or 42.8% higher than 2000. The primary reason for the increase was additional income from the sale of long-term fixed rate secondary market loans. Gain on sale of such loans was

$683 in 2001 compared to $66 in 2000. Separate from this activity, noninterest income increased $2 during 2001.

Noninterest expense was $7,316 in 2001, $842 or 13.0% higher than 2000. Salaries and employee benefits increased $578, while data processing and office operations increased $63, and advertising and promotion increased $96.
Separate from these activities, noninterest expense increased $105 during 2001.
                                      -12-
MARKET RISK

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

2002 COMPARED TO 2001

Fully taxable equivalent net interest income was $13,185 for 2002, an increase of $1,788 or 15.7% from 2001. The increase in fully taxable equivalent net interest income was due primarily to an increase in average earning assets of 9.2% during 2002. To a lesser extent, taxable equivalent net interest income increased due to an increased interest rate spread caused by a liability sensitive repricing gap during 2002's falling short-term interest rate environment.

Beginning in early 2001, the Company began to benefit from a falling interest rate environment as deposits and other borrowings have repriced faster at lower rates than loans with longer terms and maturities. However, during the second half of 2002, it appeared that short-term deposits have been significantly repriced to current levels, but that loans are renewed and originated at continually lower rates. This situation was anticipated and is not unusual in the banking industry. The Company considers the current short-term interest rate environment to be temporary and recognizes it as an historical low point in rates. The primary strategies currently utilized by the Company to manage net interest margin include:

1. Consider national and broker certificate of deposit offering rates when determining local retail certificate pricing. Ensure core deposits are priced appropriately considering existing rates and changes in short-term interest rates in the national markets.

2. Increase interest rate pricing on commercial loans that provide option features to the borrower, such as prepayment without penalty.

3. Originate adjustable rate commercial loans to allow the bank to benefit from anticipated increases in short-term interest rates on which many commercial loans are based. Management recognizes that in the short-term such a strategy would reduce net interest income in the event of future decrease in the prime rate or other short-term rate indexes.

As indicated in tables 2 and 3, increases in volume and changes in the mix of both earning assets and interest bearing liabilities added $1,436 to fully taxable equivalent net interest income, and the changes in the interest rates resulted in a $352 increase, for a net increase of $1,788. The net interest margin and interest rate spread improved to 3.95% and 3.42%, compared to 3.73% and 3.02% in 2001.

The growth and composition change of earning assets contributed an additional $2,314 to fully taxable equivalent net interest income, while the growth and composition of interest bearing liabilities cost an additional $878, netting a $1,436 increase in fully taxable equivalent net interest income.

For 2002, the yield on earning assets decreased 108 basis points, decreasing interest income by $3,721 while the cost of interest bearing liabilities decreased 148 basis points, decreasing interest expense by $4,073 for a net increase of $352 in fully taxable equivalent net interest income as a result in changes in interest rates. The decrease in net interest margin was impacted by the interest rate environment of 2002 causing the liability sensitive balance sheet of the Company to reprice at the declining interest rates. In addition, the Company reduced the percentage of overnight and liquid funds earning interest at currently low interest rates from 3.6% of average earning assets in 2001 to 3.0% of average earning assets in 2002.

Average earning assets were $333,574 in 2002, an increase of $28,075 or 9.2%, from 2001. Average interest bearing liabilities increased $20,000, or 7.7% from 2001. The composition of interest bearing liabilities shifted from higher cost other borrowings (repurchase agreements) to more core deposit lower interest rate products and certificates of deposit. Total borrowings were $41,496 on average for 2002, down $2,682 or 6.l%. Total interest bearing deposits cost 2.86%
                                      -14-
on average for 2002 (166 basis points less than last year),while wholesale borrowings cost 5.88% (23 basis points less than last year).

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

As indicated in tables 2 and 3, increases in volume and changes in the mix of both earning assets and interest bearing liabilities added $2,121 to fully taxable equivalent net interest income, and the changes in the interest rates resulted in a $456 decrease, for a net increase of $1,665. The net interest margin and interest rate spread improved to 3.73% and 3.02% compared to 3.62% and 2.83% in 2000.

The growth and composition change of earning assets contributed an additional $3,866 to fully taxable equivalent net interest income, while the growth and composition of interest bearing liabilities cost an additional $1,745, netting a $2,121 increase in fully taxable equivalent net interest income.

For 2001, the yield on earning assets decreased 47 basis points, decreasing interest income by $2,273 while the cost of interest bearing liabilities decreased 66 basis points, decreasing interest expense by $1,817 for a net decrease of $456 in fully taxable equivalent net interest income as a result in changes in interest rates. The decrease in net interest margin was impacted by the interest rate environment of 2001 causing the liability sensitive balance sheet of the Company to reprice at the declining interest rates. However, the Company had a substantial portion of earning assets in liquid and overnight funds which earned interest at currently declining interest rates despite maintaining a liability sensitive balance sheet.

Average earning assets were $305,499 in 2001, an increase of $36,429 or 13.5%, from 2000. Average interest bearing liabilities increased $30,596, or 13.3% from 2000. The composition of interest bearing liabilities shifted from higher cost other borrowings (repurchase agreements) to more core deposit lower interest rate products and fixed rate long-term borrowings. Total borrowings were $44,178 on average for 2001, up $5,212 or 13.4%. Total interest bearing deposits cost 4.52% on average for 2001 (77 basis points less than last year), while wholesale borrowings cost 6.11% (14 basis points less than last year).

The tables on the following pages set forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods indicated.

TABLE 2: AVERAGE BALANCES AND INTEREST RATES
(dollars in thousands)                       2002                       2001                       2000

                                  Average            Yield/  Average           Yield/  Average            Yield/
                                  Balance  Interest   Rate   Balance  Interest  Rate   Balance  Interest   Rate
Assets
Interest earning assets:
        Loans (1)(2)(3)           $249,247  $18,102  7.26%  $226,819  $19,301  8.51%  $207,527  $18,283    8.81%
        Taxable securities          51,664    2,724  5.27%    48,272    2,866  5.94%    46,568    2,889    6.20%
        Tax-exempt securities (2)   20,466    1,361  6.65%    17,191    1,174  6.83%    13,074      905    6.92%
        FHLB stock                   2,218      109  4.91%     2,097      135  6.44%     1,450      122    8.41%
        Other interest income        9,979      162  1.62%    11,120      389  3.50%       451       73   16.19%

        Total (2)                  333,574   22,458  6.73%   305,499   23,865  7.81%    269,070  22,272    8.28%

Non-interest earning assets:
        Cash and due from banks      8,865                     9,223                      8,467
        Premises and equipment,
           net                       5,453                     4,557                      4,352
        Other assets                 3,258                     3,447                      4,178
        Allowance for loan
           losses                   (3,148)                   (2,642)                    (2,280)

Total                             $348,002                  $320,084                   $283,787

Liabilities &
stockholders' equity
Interest bearing
liabilities:
        Savings and demand
           deposits               $ 32,536  $   337  1.04%  $ 25,685  $   436  1.70%   $ 26,952 $   573    2.13%
        Money market deposits       73,629    1,061  1.44%    75,553    2,825  3.74%     59,974   3,399    5.67%
        Time deposits              132,848    5,437  4.09%   115,093    6,509  5.66%    104,021   6,134    5.90%
        Long-term FHLB advances     38,000    2,289  6.02%    37,764    2,266  6.00%     21,733   1,294    5.95%
        Other borrowings             3,496      149  4.26%     6,414      432  6.74%     17,233   1,140    6.62%
        Total                      280,509    9,273  3.31%   260,509   12,468  4.79%    229,913  12,540    5.45%

Non-interest bearing
liabilities:
        Demand deposits             38,031                    32,710                     30,209
        Other liabilities            2,127                     2,757                      2,005
        Stockholders' equity        27,335                    24,108                     21,660

Total                             $348,002                  $320,084                   $283,787

Net interest income                          13,185                    11,397                     9,732
Rate spread                                          3.42%                     3.02%                       2.83%
Net yield on interest earning assets                 3.95%                     3.73%                       3.62%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Loan fees are included in total interest income as follows: 2002 - $458, 2001 - $344, 2000 - $240.

TABLE 3:  INTEREST INCOME AND EXPENSE VOLUME AND RATE ANALYSIS
                                           2002 compared to 2001                  2001 compared to 2000
                                       increase(decrease) due to (1)          increase (decrease) due to (1)
(dollars in thousands)                 Volume      Rate         Net           Volume        Rate         Net
Interest earned on:
        Loans (2)                   $   1,917  $ (3,116)   $  (1,199)       $  1,698    $   (680)     $  1,018
        Taxable securities                204      (346)        (142)            103    $   (126)          (23)
        Tax-exempt securities (2)         224       (37)         187             284    $    (15)          269
        FHLB stock                          8       (34)         (26)             54    $    (41)           13
        Other interest income             (39)     (188)        (227)          1,727    $ (1,411)          316

Total                                   2,314    (3,721)      (1,407)          3,866      (2,273)        1,593

Interest paid on:
        Savings and demand deposits       116      (215)         (99)            (27)       (110)         (137)
        Money market deposits             (71)   (1,693)      (1,764)            884      (1,458)         (574)
        Time deposits                   1,014    (2,086)      (1,072)            651        (276)          375
        Long-term FHLB advances            15         8           23             953          19           972
        Other borrowings                 (196)      (87)        (283)           (716)          8          (708)

Total                                     878    (4,073)      (3,195)          1,745      (1,817)          (72)

Net interest earnings               $   1,436  $    352    $   1,788        $  2,121    $   (456)     $  1,665

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

TABLE 4:  YIELD ON EARNING ASSETS

Year ended December 31,                        2002                 2001                 2000
                                               Yield     Change     Yield     Change     Yield     Change
Yield on earning assets                        6.73%     -1.08%     7.81%     -0.47%     8.28%      0.32%
Effective rate on all liabilities as
  a percent of earning assets                  2.78%     -1.30%     4.08%     -0.58%     4.66%      0.86%
Net yield on earning assets                    3.95%      0.22%     3.73%      0.11%     3.62%     -0.54%

TABLE 5:  MIX OF AVERAGE INTEREST-EARNING ASSETS AND AVERAGE INTEREST-BEARING
LIABILITIES

Year ended December 31                2002        2001        2000
Loans                                74.72%      74.25%      77.13%
Taxable securities                   15.49%      15.80%      17.31%
Tax-exempt securities                 6.14%       5.63%       4.86%
FHLB stock                            0.66%       0.69%       0.54%
Other                                 2.99%       3.63%       0.16%

Total interest earning assets       100.00%     100.00%     100.00%

Savings and demand deposits          11.60%       9.86%      11.72%
Money market deposits                26.25%      29.00%      26.09%
Time deposits                        47.35%      44.18%      45.24%
Long-term FHLB advances              13.55%      14.50%       9.45%
Other borrowings                      1.25%       2.46%       7.50%

Total interest bearing liabilities  100.00%     100.00%     100.00%

NONINTEREST INCOME

Noninterest income was $3,048 for 2002, $983 or 47.6% higher than 2001. Noninterest income as a percentage of total revenues was 12.2% for 2002 compared to 8.1% last year.

TABLE 6:  NONINTEREST INCOME

                                                                                       % Change from
                                              Years Ended December 31,                   prior year
(dollars in thousands)                        2002      2001      2000                 2002     2001
Noninterest income:
        Service fees                       $  1,217  $  1,010  $     855              20.5%    18.1%
        Gain on sale of loans                 1,492       683         66             118.4%   934.8%
        Provision for mortgage servicing
           right valuation allowance           (269)       -                            n/a     n/a
        Investment and insurance
           sales commissions                    250       183        195              36.6%    -6.2%
        Other                                   358       189        330              89.4%   -42.7%

        Total noninterest income           $  3,048  $  2,065  $   1,446              47.6%    42.8%

2002 COMPARED TO 2001

Service fees were $1,217, $207 or 20.5% higher than 2001. Service fees as a percent of average noninterest bearing demand deposits were 3.2% in 2002 and 3.1% in 2001. During 2002, the Company began a new overdraft fee program which accounted for the majority of the increase in total service fees. However, due to the Company's growing secondary market mortgage loan servicing activity, increased noninterest bearing balances owned by the Federal Home Loan Bank of Chicago were retained which increased the average balance of noninterest bearing demand deposits during 2002 but did not contribute to service fee income.

Noninterest income from the sale of long-term fixed rate residential mortgage loans increased from $683 in 2001 to $1,492 during 2002. The increase was largely a result of historically low long-term fixed rates for residential mortgages. Consequently, many existing customers and new customers refinanced existing mortgages or purchased new homes to take advantage of these historically low mortgage rates. During 2002 approximately $94 million of fixed rate residential mortgages were sold to outside investors and the Federal Home Loan Bank of Chicago. The Company expects that the number of refinancings will decrease in 2003 because it believes a significant number of homeowners have now refinanced and the Company expects mortgage interest rates to increase in the second half of 2003.

The Company retains mortgage servicing rights on loans sold to the Federal Home Loan Bank of Chicago. Recognition of these mortgage servicing rights at the time the loan is sold increases the gain on the sale of the loan. The mortgage servicing right asset is amortized to expense in relation to servicing revenue income over the life of the loan. In accordance with current accounting standards, mortgage servicing rights are carried at the lower of amortized cost or fair value. Due to continued decline in long-term mortgage interest rates, many of the loans serviced by the Company are subject to prepayments from refinancing which decreases the current value of servicing rights. During 2002, a provision to mortgage servicing right valuation allowances of $269 was made to recognize reductions in servicing rights from early prepayments of loan principal.

Investment and insurance product commissions consist of insurance annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment and insurance product commissions increased $67 or 36.6% from last year. The change was predominantly due to increased sales of insurance annuities, while investment management commissions declined due to a decrease in the fair market value of assets under management, primarily from continued declines in the stock and bond markets during 2002.

Other operating income during 2002 included additional income of $46 from debit card and ATM exchange fees. This increase in electronic exchange activity by customers during 2002 was attributable to the discontinuation of annual debit card fees to Bank customers during 2001 and the shifting of these fees to businesses which accept payment by Bank debit card. Separate from these items, other income increased $123 compared to 2001 due to several unrelated factors.
                                      -19-
2001 COMPARED TO 2000

Service fees were $1,010, $155 or 18.1% higher than 2000. Service fees as a percent of average noninterest bearing demand deposits were 3.1% in 2001 compared to 2.8% in 2000 due in part to an increase in the annual fee to maintain an overdraft protection line of credit account.

Noninterest income from the sale of long-term fixed rate residential mortgage loans increased from $66 in 2000 to $683 during 2001. The increase was largely a result of historically low long-term fixed rates for residential mortgages. Consequently, many existing customers and new customers refinanced existing adjustable rate mortgages or purchased new homes to take advantage of these historically low mortgage rates. During 2001 approximately $60 million of fixed rate residential mortgages were sold to outside investors and the Federal Home Loan Bank of Chicago.

Investment product commissions consist of insurance annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $12 or 6.2% from last year. The change was predominantly due to a decrease in the fair market value of assets under management, primarily from the declines in the stock and bond markets during 2001.

Other operating income during 2000 included $39 from a gain on sale of student loans. There were no student loan sales during 2001. In addition, during the third quarter 2001, the annual debit card were discontinued, decreasing 2001 other income by $20 compared to 2000. Gain on sale of premises and equipment is also included in other income and was $48 in 2001 and $69 in 2000. Separate from these items, other income decreased $61 compared to 2000.

NONINTEREST EXPENSE

Total noninterest expense increased $911 to $8,227 during 2002, representing a 12.5% increase over 2001.

TABLE 7: NONINTEREST EXPENSE
                                                       Years Ended December 31,
(dollars in thousands)                               2002        2001        2000
Noninterest expense:
        Salaries and employee benefits            $  4,927    $  4,419   $   3,842
        Occupancy                                    1,094         917         937
        Data processing and office operations          583         523         460
        Advertising and promotion                      319         307         211
        Other                                        1,304       1,150       1,024

        Total noninterest expense                 $  8,227    $  7,316   $   6,474

                                      -20-
2002 COMPARED TO 2001

Salaries and employee benefits increased $508 or 11.5% over 2001 and represented 59.9% of total noninterest expense in 2002 compared to 60.4% in 2001. The increase includes an additional $17 in 401(k) profit sharing expense for 2002 over 2001. The increase also includes incentive compensation pay earned by employees in 2002 under the incentive plan totaling $414, an increase of $120 over a total of $294 during 2001. The average number of full time equivalent employees increased from 93 in 2001 to 106 in 2002. Separate from profit sharing expense, incentive pay, and the impact of capitalized loan origination costs affecting wages, average salaries and benefits per full time equivalent employee were $42,351 during 2002 and $43,208 during 2001. The decrease in wages and benefits per employee was due to maintaining health insurance costs at the same level as 2001 despite having additional employees in the plan (see Note 12 to the Consolidated Financial Statements for a description of the Company's self-funded health insurance plan) and hiring several new positions at the new Rhinelander branch location that earn less than the Company average wage.

Occupancy expense was $1,094 for 2002 increasing $177, or 19.3% from last year. Approximately $32 of the increase was additional depreciation expense related to building and equipment investments at the new Rhinelander location. Approximately $59 of the increase was from building maintenance and equipment expense at the Company's Stewart Avenue Wausau home office. The majority of the remainder was related to the Company's Eagle River branch location which opened late in 2001 but incurred a full year of occupancy and equipment costs during 2002.

Data processing costs increased $60 or 11.5% during 2002 reflecting the increasing cost of software maintenance contracts and telephone communication expenses from the expanded Bank wide customer service call center. Advertising and promotion expense increased $12, or 3.9% during 2002. The level of internal marketing staff was similar to 2001 as well as budgeted costs directed to the marketing department. Additional costs related to the opening of the new Rhinelander office in 2002 were offset by additional advertising costs incurred in connection with opening of the new Eagle River branch location during 2001.

Other operating expense increased $154 or 13.4% in 2002. Significant increases during 2002 in this category included new employee finding fees ($23), increased correspondent bank charges from lower earnings credits in the currently low short-term interest rate market ($12), and consulting fees paid to enhance and update the asset/liability and interest rate projection modeling system ($20). Separate from this expense, other operating expense increased $99, or 8.6% over 2001.

2001 COMPARED TO 2000

Salaries and employee benefits increased $577 or 15.0% over 2000 and represented 60.4% of total noninterest expense in 2001 compared to 59.3% in 2000. The increase includes an additional $103 in 401(k) profit sharing expense for 2001 over 2000. The increase also includes
                                      -21-
incentive compensation pay earned by employees in 2001 under the incentive plan totaling $294. There was no incentive compensation pay earned in 2000. The average number of full time equivalent employees increased from 89 in 2000 to 93 in 2001. Separate from the increase in profit sharing expense and incentive pay noted above, average salaries and benefits per full time equivalent employee increased 0.2% during 2001.

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

PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $1,110, in 2002; compared to $890 in 2001 and $600 in 2000. See additional discussion under section, "Allowance for Loan Losses."

INCOME TAXES

The effective tax rate was 31.3% in 2002, 30.2% in 2001, and 29.2% in 2000.
The increase in the effective rate was mostly due to overall pre-tax income increasing faster than the relative size of the tax-exempt municipal securities portfolio and earnings at the Nevada investment subsidiary. See Note 13 to the Consolidated Financial Statements for additional tax information.
                                      -22-
BALANCE SHEET ANALYSIS

INVESTMENT PORTFOLIO

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. At December 31, 2002, all securities are classified as available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. At December 31, 2001, tax-exempt municipal securities were considered held to maturity and were recorded at net amortized cost. The investment portfolio represented 21.6% and 21.4% of average earning assets in 2002 and 2001, respectively.

During December 2002, the Company transferred the entire securities held to maturity portfolio to available for sale status. At the date of transfer, municipal securities had a net book value of $21,027 and fair value of $22,056 for an unrealized gain of $1,029. In accordance with current accounting standards, the transferred municipal securities were recorded at fair value and stockholders' equity increased $673 net of income tax effects at the date of transfer to recognize additional unrealized gain on securities available for sale. The Company reclassified municipal securities to increase available liquidity.

Table 8 below categorizes securities by scheduled maturity date and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security. Yields by security type and maturity are based on amortized security cost. As of December 31, 2002, the Company held a limited amount of variable rate securities including but not limited to "step-up" agency bonds having a net book value of $2,299 and fair value of $2,354.

TABLE 8:  INVESTMENT SECURITIES PORTFOLIO MATURITIES
                                                       After one but      After five but
December 31, 2002                  Within one year   within five years   within ten years   After ten years
(dollars in thousands)             Amount   Yield    Amount      Yield   Amount     Yield   Amount    Yield
U. S. Treasury securities
        and obligations of U.S.
        government agencies        $   999  1.28%   $ 10,902     4.33%  $   300     4.24%
Obligations of states and
        political subdivisions (1)     916  6.24%      6,066     6.85%   14,944     6.53%

Mortgage backed securities                                                4,547     4.94%

Collateralized mortgage
        obligations                 17,883  5.94%     23,952     4.53%

Trust preferred securities                                                                     500     6.00%

Other equity securities                 48 10.25%

Totals                             $19,846  5.73%   $40,920      4.82%  $19,791     6.13%     $500     6.00%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2002 and 2001, the Company's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Securities with an approximate carrying value (fair value) of $7,907 and $9,225, at December 31, 2002 and 2001, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law.

During 2002, the Company expanded securities ownership into additional categories not previously held. In light of the Company's asset/liability position and expectation of interest rate movements, pass through mortgage backed securities of 15 year single family mortgage pools were purchased as noted in Table 8 above. In addition, the Company purchased a nonrated trust preferred security issued by a bank holding company in Wisconsin. As with non rated municipal securities, the Company considers ownership of such local issues to have no more risk that out of state rated issues due to the Company's understanding of local markets, municipalities, and issuers. Each security purchased by the Company is subject to a full and formal risk analysis considering (among other factors) the liquidity needs of the bank and the credit risk of the issuer.

TABLE 9:  INVESTMENT SECURITIES DISTRIBUTION
                                                Years Ended December 31
                                    2002               2001                2000
(dollars in thousands)           Amortized   Fair   Amortized   Fair    Amortized    Fair
                                    Cost    Value      Cost    Value       Cost     Value
U.S. Treasury securities
        and obligations of U.S.
        government agencies      $ 11,788 $ 12,201  $ 9,516   $  9,673  $ 24,572   $ 24,410

Obligations of states and
        political subdivisions     20,905   21,926   20,287     20,355    13,975     14,005

Mortgage backed securities          4,519    4,547

Collateralized mortgage
        obligations                41,260   41,835   39,717     40,312    23,706     23,664

Trust preferred securities            500      500

Other equity securities                48       48      173        173        48         48

Total                            $ 79,020 $ 81,057 $ 69,693   $ 70,513  $ 62,301   $ 62,127

The market value of the investment portfolio as a percentage of book value has increased due to the decrease in overall market interest rates. At December 31, 2002 market value was 102.6% of book value compared to 101.2% of book value at December 31, 2001. The net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $1,306, net of deferred taxes of $730 compared to a gain of $491, net of deferred income taxes of $260 at December 31, 2001. Management believes investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expects to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals.

During 2002, the tax adjusted yield on securities declined to 5.66% from 6.17% during 2001 and 6.36% in 2000 due to declines in overall market interest rates. Management reviews investment alternatives for projected excess funds on a quarterly basis after reviewing interest rate modeling projections and estimates of loan and deposit demand.

During 2000, the interest rates beyond one year decreased. The market value of the fixed income portion on the investment portfolio as a percentage of book value increased due to the decrease in interest rates. At December 31, 2000, market value was 99.7% of book value. The net unrealized loss on securities available for sale, recorded as a separate component of stockholders' equity, was $125, net of deferred income taxes of $79, compared to a loss of $1,043, net of deferred taxes of $461 at December 31, 1999.
                                      -25-
The Bank's investment subsidiary, PSB Investments, Inc., was formed in May, 1992, and held approximately $77,017 and $64,456 in investment securities and loans at book value at December 31, 2002 and 2001, respectively. Income tax expense for 2002 was approximately $194 lower compared to $213 lower in 2001 as a result of holding these investments and loans at the subsidiary.

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on total assets and anticipated level of long-term borrowings to be advanced to the Bank. This stock has a purchase cost and par value of $100 per share. The stock is recorded at cost which approximates market value. Transfer of the stock is substantially restricted. The stock earns a quarterly dividend generally at least .75% over the moving average of one-year LIBOR. The FHLB pays dividends in both cash and additional shares of stock. During the three years ended December 31, 2002, FHLB dividends have been in the form of additional shares of stock. In accordance with industry convention, the Company records FHLB dividends in the form of stock as income in the year received. The average dividend rate paid to the Company on FHLB stock was 4.91%, 6.44%, and 8.41% in 2002, 2001, and 2000, respectively.

LOANS

Total loans as presented in Table 10 include loans held for sale to the secondary market and construction loans not yet fully disbursed. Total loans were $266,556 at December 31, 2002, an increase of $22,006 or 9.0% over December 31, 2001.
                                      -26-

TABLE 10:  LOAN COMPOSITION
December 31,                     2002             2001              2000               1999            1998
($'s in thousands)                   % of              % of              % of             % of             % of
                            Amount   Total    Amount   Total   Amount    Total   Amount   Total   Amount   Total
Commercial,
industrial, municipal
and agricultural          $ 64,527  24.21% $ 64,503   26.38% $ 71,414   31.00% $ 60,300  32.42% $ 43,494  28.31%

Commercial real
estate mortgage            102,238  38.35%   84,150   34.41%   45,157   19.60%   28,046  15.08%   23,310  15.17%

Real estate
construction
(commercial and
residential)                26,051   9.77%   15,609    6.38%   11,231    4.87%    9,654   5.19%    8,643   5.63%

Residential real
estate mortgage             55,078  20.66%   61,787   25.27%   82,309   35.72%   70,556  37.93%   60,236  39.20%

Residential real
estate mortgage
held for sale                  949   0.36%    1,403    0.57%      114    0.05%      -     0.00%    3,120   2.03%

Residential real
estate home equity           7,274   2.73%    4,576    1.87%    4,400    1.91%    4,075   2.19%    3,091   2.01%

Consumer and
individual                  10,439   3.92%   12,522    5.12%   15,784    6.85%   13,375   7.19%   11,755   7.65%

Totals                    $266,556 100.00% $244,550  100.00% $230,409  100.00% $186,006 100.00% $153,649 100.00%

Retained, in-house residential real estate mortgage loans totaled $55,078 at the end of 2002 and $61,787 at the end of 2001, continuing a downward trend
beginning in 2001.    In-house mortgages typically include 1 to 3 year balloon
mortgages which have been offered rates no less than longer term 15 to 20 year fixed rates available in the secondary market. Therefore, it appears many of these borrowers have refinanced into a long-term fixed rate mortgage, thereby decreasing residential real estate mortgages held by the Company. Traditionally, in-house balloon mortgages have increased when long-term fixed rates were high. The Company recently updated pricing on retained balloon mortgages to attract borrowers with either lower balances, or anticipated short period to full repayment to increase retained principal in this lending category.

In addition to residential real estate loans retained by the Company and recognized on the balance sheet, the Company also serviced $95,408 at December 31, 2002, and $35,929 at December 31, 2001 of residential real estate loans which have been sold to the Federal Home Loan Bank of Chicago (FHLB) under the Mortgage Partnership Finance Program (MPF). As part of the asset/liability and interest rate sensitivity management strategy, the Company generally does not retain long term 15 to 30 year fixed rate mortgages in its own portfolio.
These serviced loans are not recognized on the Company's balance sheet. A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as payment for
                                      -27-
servicing the loan for the FHLB. Historically low long-term fixed rate mortgage interest rates during 2002 and 2001 increased the amount of loans originated and subsequently sold to the FHLB from just $1 million at December 31, 2000. The Company's MPF program originated during November 2000.

As a FHLB Mortgage Partnership Finance loan servicer (as described under "Loans"), the Company has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2002, the maximum Company obligation for such guarantees would be approximately $262 if total foreclosure losses on the entire pool of approximately $95 million loans exceeded $1,280. In exchange for this guarantee, the Company is paid a "credit enhancement" fee of .07% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB. These first mortgage loans are underwritten using standardized and conservative criteria on residential properties in the Bank's local communities. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that the Company will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool.

The Company recognizes a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB. Initial mortgage servicing rights of $840 and $321 were recognized during 2002 and 2001, respectively, which increased the gain on sale of loans. The mortgage servicing right is amortized as a reduction to loan servicing income over the estimated servicing life of the loan in proportion to the amount of servicing fees collected. The amortization period takes into account the likelihood that the loan will be prepaid or refinanced prior to the original term. The anticipated servicing period used to amortize mortgage servicing rights ranges from 6 years for a 15 year fixed rate loan up to 10 years for a 30 year fixed rate loan. These amortization periods are based on Company experience and standards recognized within the mortgage servicing industry and would be accelerated in the event repayment occurred faster than originally anticipated. During 2002, the level of prepayments did accelerate and the Company recognized a provision for mortgage servicing right valuation allowance of $269 in light of the faster amortization periods. Mortgage servicing right amortization was $158 and $37 in 2002 and 2001, respectively. Mortgage servicing rights are recorded at the lower of amortized cost or fair value on the balance sheets. There were no mortgage servicing rights recorded during 2000.

Commercial loans were $64,527 at the end of 2002, up $24 since year-end 2001, but comprised 24.2% of the total loans outstanding, down from 26.4% at the end of 2001. The commercial, industrial, municipal, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries. Loans to finance agricultural production totaled just $2,120 at December 31, 2002 or .80% of total loans, compared to $2,908 at December 31, 2001.

Commercial real estate lending continued to be a focus of the Company during 2002. Commercial real estate mortgages increased $18,088 over 2001 to $102,238 at December 31, 2002 for an increase of 21.5%. Commercial real estate loans are the largest category of loans
                                      -28-
held by the Company, at 38.4% of total loans. Loan loss experience of this lending category has been excellent with no loan losses incurred during the five year period ended December 31, 2002.

Real estate construction loans grew $10,442, or 66.9% during 2002 to $26,051 compared to an increase of $4,378, or 39.0% to $15,609 at the end of 2001. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. The Company retains permanent financing on these projects following completion of construction in a majority of cases.

Installment loans to consumers and individuals totaled $10,439, down $2,083 from $12,522 at year-end 2001. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. The Company experiences extensive competition from local credit unions offering low rates on installment loans and has directed resources toward more profitable lending categories during the past two years.

TABLE 11:  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY
                                                     Loan Maturity
December 31, 2002                         One year    Over one year    Over
(dollars in thousands)                     or less    to five years  five years
Commercial, industrial, municipal
   and agricultural                       $ 34,147      $ 29,423      $    957
Commercial real estate mortgage             42,254        55,756         4,228
Real estate construction                    26,051
Residential real estate mortgage            21,181        32,832         1,065
Residential real estate mortgage held
   for sale                                    949           -             -
Residential real estate home equity          7,215           -              59
Consumer and individual                      3,350         6,176           913

Totals                                    $135,147      $124,187      $  7,222

Fixed rate                                              $116,174      $  7,222
Variable rate                                              8,013           -
Totals                                                  $124,187      $  7,222

Table 11 above categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged
                                      -29-
in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2002, no concentrations existed in the Company's portfolio in excess of 10% of total loans.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. During 2002, the allowance for loan losses grew from $2,969 at December 31, 2001 to $3,158 at December 31, 2002. As of December 31, 2002 the allowance for loan losses as a percentage of total loans outstanding was 1.22% and was 129.8% of nonperforming loans, compared to 1.24% and 73.6%, respectively, at December 31, 2001. In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

TABLE 12: LOAN LOSS EXPERIENCE
                                                Years ended December 31
(dollars in thousands)                  2002      2001      2000      1999     1998
Average balance of loans for period  $ 249,247 $ 226,819 $ 207,527 $ 163,929 $148,806

Allowance for loan losses
at beginning of year                 $   2,969 $   2,407 $   2,099 $   1,947 $  1,845

Loans charged off:
Commercial, industrial, municipal,
   and agricultural                        628       148       250       374      138
Commercial real estate mortgage             -         -         -         -        -
Residential real estate mortgage           201        75        14        20       -
Consumer and individual                    156       107        51        38       69
Total charge-offs                          985       330       315       432      207

Recoveries on loans
previously charged-off:

Commercial, industrial, municipal,
   and agricultural                         33         1        16        74       -
Commercial real estate mortgage             -         -         -         -        -
Residential real estate mortgage             6        -          3        -        -
Consumer and individual                     25         1         4        50        9
Total recoveries                            64         2        23       124        9
Net loans charged-off                      921       328       292       308      198
Provision for loan losses                1,110       890       600       460      300
Allowance for loan losses
at end of year                       $   3,158 $   2,969 $   2,407 $   2,099 $  1,947
Ratio of net charge-offs
during the year to average loans         0.37%     0.14%     0.14%     0.19%    0.13%
Ratio of allowance for loan losses
to loans receivable at end of year       1.22%     1.24%     1.06%     1.15%    1.27%

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

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 13. The allocation methodology applied by the Company focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for credit losses by pools of risk and by loan type. The Company combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits.

As a FHLB Mortgage Partnership Finance loan servicer (as described under "Loans"), the Company has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2002, the maximum Company obligation for such guarantees would be approximately $262.

In the opinion of management, the allowance for loan losses is adequate as of December 31, 2002. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

TABLE 13:  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                    As of December 31,
(dollars in thousands)                 2002      2001      2000      1999      1998
Commercial, industrial, municipal,
   and agricultural                  $  1,919  $  1,738  $  1,467  $  1,263  $  1,120
Commercial real estate mortgage           569       417        87        61        62
Residential real estate mortgage          167       174       162       156       139
Consumer and individual                    72        89       369       322       298

Impaired loans                            431       551       322       297       328
Unallocated                                -         -         -         -         -

Totals                               $  3,158  $  2,969  $  2,407  $  2,099  $  1,947

                                  -31-
Net loans charged off were $921, or .37% in 2002 compared to $328 or .14% of average loans for 2001, and $292 or .14% of average loans for 2000. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. During 2002, the Company was notified of the bankruptcy of a commercial loan customer in which the Bank was not the lead lender. Due to inadequate collateral protection, an additional $270 of loan loss provisions were recorded to cover estimated principal losses not specifically identified and reserved previously. A charge-off of $376 was also recorded. The remaining principal balance on this relationship of approximately $211 is fully reserved in the allowance for loan losses at December 31, 2002 pending sale of remaining borrower collateral.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, nonaccrual loans defined as impaired under current accounting standards, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Also included in nonperforming loans are restructured loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest. The majority of restructured loans represent capitalized loan principal and/or interest and real estate taxes that borrowers were unable to repay according to the original repayment terms. Such loans are subject to senior management review and ongoing monitoring and are made in cases where the borrower's delinquency is considered short-term from circumstances the borrower is believed able to overcome.

TABLE 14:  NONPERFORMING LOANS AND FORECLOSED ASSETS
                                                              December 31,
(dollars in thousands)                       2002      2001      2000      1999       1998
Nonaccrual loans not considered impaired  $    750  $  1,801  $  1,123  $    620   $    582
Nonaccrual impaired loans                    1,036     1,235       803       510        564
Accruing loans past due 90 days or more         -         -         -         -          -
Restructured loans                             647       999     1,348       278        296

Total non-performing loans                $  2,433  $  4,035  $  3,274  $  1,408   $  1,442

Foreclosed assets                         $    573  $    421  $     17  $     24   $      -
Impaired loans accruing income            $    385  $    877  $  1,098  $  1,696   $    406

Total non-performing loans as a percent
     of gross loans receivable               0.94%     1.68%     1.44%     0.77%      0.96%

                                      -32-
Nonperforming loans at December 31, 2002, improved to $2,433 from $4,035 at December 31, 2001, for a decrease of $1,602. Management worked aggressively with problem credits during 2002 and expects the level of non performing loans to total loans to remain favorable during 2003.

Interest payments on nonaccrual and impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 2002 if all such loans had been current throughout the year in accordance with their original terms was $273 in comparison to $219 actually collected. The total reduction in interest income during 2001 and 2000 as a result of discontinuing the accrual of interest on loans that are delinquent for 90 days or more was $68 and $135, respectively.

DEPOSITS

Deposits are the Company's largest source of funds. At December 31, 2002, deposits were $297,830, up $24,195 or 8.8% over 2001. At December 31, 2001, deposits were $273,635, up $32,101 or 13.3% over 2000. During 2002 average noninterest bearing deposits increased substantially due in part to funds held in an account owned by the Federal Home Loan Bank of Chicago as part of the Company's mortgage loan servicing program. The Company's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.

TABLE 15:  AVERAGE DEPOSITS DISTRIBUTION
Year ended December 31,          2002                 2001                2000
                                    Interest             Interest             Interest
(dollars in thousands)      Amount  Rate paid   Amount   Rate paid   Amount   Rate paid
Noninterest bearing
demand deposits           $ 38,031     n/a     $ 32,710     n/a     $ 30,209     n/a

Interest bearing demand
and savings deposits        32,536    1.04%      25,685    1.70%      26,952    2.13%

Money market demand
deposits                    73,629    1.44%      75,553    3.74%      59,974    5.67%

Time deposits              132,848    4.09%     115,093    5.66%     104,021    5.90%

Totals                    $277,044    2.47%    $249,041    3.92%    $221,156    4.57%

                                      -33-
On average, deposits were $277,044 for 2002, up $28,003 or 11.2% over the average for 2001. Average non-maturity savings deposits, including money markets averaged 38.3% of total deposits during 2002 compared to 40.7% of total deposits during 2001.

TABLE 16:  MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
                                                 December 31, 2002
(dollars in thousands)                           Balance     Rate
3 months or less                                 $  8,395    3.00%
Over 3 months through 6 months                         07    3.31%
Over 6 months through 12 months                    17,934    3.26%
Over 1 year through 5 years                        26,945    4.46%
Over 5 years                                        2,000    5.00%

Totals                                           $ 65,581

TABLE 17:  PERIOD-END DEPOSIT COMPOSITION
                                                       December 31,
                                                2002                 2001
(dollars in thousands)                       $        %           $        %
Non-interest bearing demand              $ 45,458   15.26%    $ 41,508   15.17%
Interest-bearing demand and savings        38,545   12.94%      33,703   12.32%
Money market deposits                      74,418   24.99%      76,930   28.10%
Retail time deposits less than $100        60,982   20.48%      61,702   22.55%
Retail time deposits $100 and over         38,297   12.86%      34,191   12.50%
Broker & national time deposits
   less than $100                          12,847    4.31%       9,404    3.44%
Broker & national time deposits $100
   and over                                27,284    9.16%      16,197    5.92%

Totals                                   $297,831  100.00%     $273,635 100.00%

TABLE 18:  CHANGE IN DEPOSIT COMPOSITION
                                               December 31,   Change from prior year
                                           2002      2001          $         %
Total time deposits $100 and over        $ 65,581  $ 50,388    $ 15,193    30.15%
Total broker and national time deposits    40,131    25,601      14,530    56.76%
Total retail time deposits                 99,279    95,893        3,386    3.53%

Core deposits, including money market
   deposits                               158,421   152,141        6,280    4.13%

                                      -34-
Retail deposit growth during 2002 was not sufficient to fund the increase in loans and securities. Consequently, the Company increased use of broker and other wholesale type funding. Such funding was at rates generally more favorable that would have been on deposits acquired in the local markets. The Company expects local retail deposits to increase during 2003 due to the new full service Rhinelander office.

OTHER FUNDING SOURCES

Other funding sources, including repurchase agreements, and long-term debt, were $41,302, $42,327, and $39,515 at December 31, 2002, 2001, and 2000,
respectively. Other borrowings at December 31, 2002 and 2001 consist of securities sold under repurchase agreements. The repurchase agreements generally carry a one year term at inception, although $1,080 of agreements at December 31, 2002 are payable after 2003. Other available short-term borrowings include federal funds purchased and the FHLB open line of credit, which were not used at December 31, 2002. Under the existing credit line with the FHLB, the Company may borrow up to an additional $5 million based on existing mortgage loan collateral. In addition, the Company may pledge certain investment securities to obtain an additional $23 million in FHLB borrowings under the current master borrowing agreement. FHLB advances rates for terms equal to or less than 5 years are generally more favorable that local retail deposits rates or brokered or other wholesale funding. During 2001, higher rate repurchase agreement borrowings were replaced with long-term fixed rate FHLB advances. Long-term FHLB advances were $38,000 at both December 31, 2002 and 2001. FHLB advances were $28,000 at December 31, 2000.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Therefore, existing FHLB advances borrowed prior to 2001 were not refinanced in the substantially lower long term rate market experienced during 2002. During January 2003, a $10 million 5 year 5.45% advance of the $38 million in total advances outstanding was refinanced to lower the combined rate to 2.75% by taking out a 1 month 1.59% advance and a 5 year 3.90% advance. The level and term of new advances taken from the FHLB are part of the formal quarterly asset/liability management process and take into account anticipated liquidity
funding needs and general interest movements expected.   Refer to Note 9 of the
Consolidated Financial Statements for more information on individual borrowings terms and rates on FHLB advances held at December 31, 2002 and 2001.
                                      -35-

TABLE 19:  OTHER BORROWINGS
                                                         December 31,
(dollars in thousands)                           2002        2001        2000
Securities sold under repurchase agreements   $  3,302    $  4,327    $  7,662
Federal funds purchased                             -           -           -
FHLB open line of credit                            -           -        3,853
Totals                                        $  3,302    $  4,327    $ 11,515
Average amounts outstanding during the year   $  3,496    $  6,414    $ 17,233
Avg. interest rates on amounts outstanding
     during year                                 4.26%       6.74%       6.62%
Maximum month-end amounts outstanding         $  4,540    $  9,047    $ 26,863
Average interest rate on amounts outstanding
     at end of year                              3.98%       5.01%       6.83%

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

The Bank's primary funding source is deposits. Average deposits as a percentage of other funding sources used were 87.5% in 2002 compared to 84.9% in 2001 and 85.0% in 2000. As indicated in Table 17 and 18 above, deposits include brokered and national certificates that are essentially wholesale funds in the form of time deposits. Other non-deposit funding sources include long-term fixed rate and short-term variable rate Federal Home Loan Bank advances and federal funds purchased. Repurchase agreements are with a base of local individuals, businesses, and public entities.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 20 represents the Company's earning sensitivity to changes in interest rates at December 31, 2002. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.
The following repricing methodologies should be noted in Table 20:

         1. Money market deposit accounts are considered fully repriced within 90 days. Interest bearing demand (NOW) and savings deposits are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are considered to reprice beyond 5 years.
                                      -36-
         2.  Nonaccrual loans are considered to reprice beyond 5 years.

         3. Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

Table 20 reflects a positive gap position in all individual (not cumulative) categories except 0 to 90 days, and beyond 5 years. The cumulative one-year gap ratio is positive at 109.4%. The Bank believes the cumulative gap position at December 31, 2002 was adequate considering anticipated changes in interest rates in the upcoming 1 year period.

TABLE 20: INTEREST RATE SENSITIVITY GAP ANALYSIS

December 31, 2002
(dollars in thousands)       0-90 Days 91-180 Days 181-365 Days 1-2 yrs. Beyond 2-5 yrs. Beyond 5 yrs.  Total
Earning assets:
Loans                        $ 84,437   $ 29,704     $ 40,088   $ 56,441    $ 43,088      $   6,364    $260,122
Securities                      9,910     11,720       12,690     14,696      16,611         15,429      81,056
FHLB stock                      2,264                                                                     2,264
Other earning assets            5,662                                                                     5,662

Total                        $102,273   $ 41,424     $ 52,778   $ 71,137    $ 59,699      $  21,793    $349,104
Cumulative rate
  sensitive assets           $102,273   $143,697     $196,475   $267,612    $327,311      $ 349,104
Interest-bearing liabilities
Interest-bearing deposits    $ 95,365   $ 26,655     $ 39,405   $ 20,075    $ 30,323      $  40,550    $252,373
Short-term borrowings             352      1,336          534        300         780             -        3,302
Long-term FHLB advances        10,000         -         6,000                 19,000          3,000      38,000

Total                        $105,717   $ 27,991     $ 45,939   $ 20,375    $ 50,103      $  43,550    $293,675
Cumulative interest
  sensitive liabilities      $105,717   $133,708     $179,647   $200,022    $250,125      $ 293,675
Interest sensitivity gap for
the individual period        $(3,444)   $ 13,433     $  6,839   $ 50,762    $  9,596      $(21,757)
Ratio of rate sensitive
assets to rate sensitive
liabilities for the
individual period               96.7%     148.0%       114.9%     349.1%      119.2%          50.0%
Cumulative interest
  sensitivity gap            $(3,444)   $  9,989     $ 16,828   $ 67,590    $ 77,186      $  55,429
Cumulative ratio of rate
  sensitive assets to
  rate sensitive liabilities    96.7%     107.5%       109.4%     133.8%      130.9%         118.9%

                                      -37-
During 2002, the Asset/Liability Committee created new financial modeling techniques to measure interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk.
A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. The Company also uses various policy measures to assess adequacy of the Bank's liquidity and interest rate risk as described below.

BASIC SURPLUS

The Company measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. At December 31, 2002, the Company's basic surplus, including available FHLB advances not yet utilized was above the 5% minimum required by policy.

INTEREST RATE RISK LIMITS

The Company balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, the Company models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At December 31, 2002, projected net income for the next 12 months changed less than the 15% required by policy and was considered acceptable by management.

CORE FUNDING UTILIZATION

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. The Company's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described
previously.   At December 31, 2002, the Company's core fund utilization ratio was within policy requirements.
                                      -38-
CAPITAL ADEQUACY

Stockholders' equity at December 31, 2002, increased $3,953 to $29,302 or $17.59 per share compared with $25,349 or $15.10 per share at December 31, 2001, and $22,274 or $13.27 per share at the end of 2000. The primary increase in stockholders' equity in 2002 was net income ($4,365) in excess of cash dividends paid to shareholders ($944), of $3,421. Equity also increased $815 from an increase in the unrealized gain on securities classified as available for sale during 2002 compared to $616 during 2001. Cash dividends paid in 2002 were $0.565 per share compared to $0.54 in 2001 and $0.515 per share in 2000. The 2002 dividend payout ratio as a percentage of net income was 21.65% in 2002 compared to 26.94% in 2001 and 32.64% in 2000. Capital at year-end 2002 included $1,306 in unrealized gains on securities available for sale, compared to $491 related to unrealized gains on securities at December 31, 2001, net of their tax effect.

On July 12, 2002, the Company announced an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. The Company repurchased 19,838 shares during 2002 at an average price per share of $19.88. The Company also anticipates repurchasing approximately 17,000 shares during 2003 at market prices then in effect. There were no shares repurchased during 2001.

Current monthly net income allows the Company to increase assets by approximately $5.4 million per month and maintain a leverage capital ratio above 7.0%. Although the Company is currently purchasing treasury shares under the buyback program described above, management is pursuing a growth strategy which may require significant capital to be maintained to support asset growth. Therefore, large scale stock buybacks or dividend payments substantially in excess of past periods are not anticipated. Recently, during 2002, the Bank hired three additional commercial lenders, and opened a new brick and mortar full service branch in Rhinelander, Wisconsin. Previously, the Bank had a grocery store location in Rhinelander which generated significant loan growth even in that limited facility. With the new Rhinelander location and additional lenders, the Bank anticipates needing existing capital to significantly increase loans held for investment in the upcoming year.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2002, 2001, and 2000, the Company's and the Bank's Tier 1 leverage ratios, Tier 1 risk-based capital ratios, and total risk-based capital ratios were well in excess of regulatory requirements to be considered well-capitalized under regulatory requirements (see note 17 of the notes to Consolidated Financial Statements). Management feels the capital structure of the Company and Bank is adequate.

The following table presents a reconciliation of Company stockholders' equity as presented in the December 31, 2002, 2001, and 2000 consolidated balance sheets to regulatory capital.
                                      -39-

TABLE 21:  CAPITAL RATIOS
                                                                          December 31,
(dollars in thousands)                                           2002         2001        2000
Stockholders' equity                                           $ 29,302     $ 25,349    $ 22,274
Disallowed mortgage servicing right assets                         (70)         (28)           -
Unrealized (gain) loss on securities available for sale         (1,306)        (491)         125

Tier 1 regulatory capital                                        27,926       24,830      22,399
Add: allowance for loan losses                                    3,158        2,969       2,407

Total regulatory capital                                       $ 31,084     $ 27,799    $ 24,806

Total assets                                                   $371,468     $344,296    $306,239
Disallowed mortgage servicing right assets                         (70)         (28)          -
Unrealized (gain) loss on securities available for sale         (1,306)        (491)         125

Tangible assets                                                $370,092     $343,777    $306,364

Risk-weighted assets (as defined by current regulations)       $272,377     $248,751    $204,725

Tier 1 capital to period end tangible assets (leverage ratio)     7.55%        7.22%       7.31%
Tier 1 capital to adjusted risk-weighted assets                  10.25%        9.98%      10.94%
Total capital to adjusted risk-weighted assets                   11.41%       11.18%      12.12%

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for the years ended December 31, 2002, 2001, and 2000 are incorporated by reference to Exhibit 99.2 to this Annual Report on Form 10-K. Exhibit 99.2 is located immediately following page 50.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                      -40-
                                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the disclosure in the Company's proxy statement dated March 4, 2003 relating to the 2003 annual meeting of shareholders (the "2003 Proxy Statement") under the caption "Proposal No. 2 - Election of Directors." Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement under the subcaption "Compensation of Directors." Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the disclosure in the 2003 Proxy Statement beginning under the caption "Executive Officer Compensation," through the disclosure under the subcaption, "Employment and Change of Control Agreements," and (2) the disclosure in the 2003 Proxy Statement under the subcaption "Compensation Committee and Board Interlocks and Insider Participation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement beginning under the caption "Beneficial Ownership of Common Stock" and ending at the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2002, information with respect to compensation plans under which the Company's common stock is authorized for issuance:

Plan category         Number of securities to     Weighted-average       Number of securities
                      be issued upon exercise     exercise price of      remaining available for
                      of outstanding options,     outstanding options,   future issuance under
                      warrants and rights         warrants and rights    equity compensation
                                                                         plans (excluding
                                                                         securities reflected
                                                                         in column (a))
                               (a)                       (b)                     (c)
Equity compensation          26,892                    $16.80                     0
plans approved by
security holders

Equity compensation             0                        N/A                     N/A
plans not approved by
security holders

Total                        26,892                    $16.80                     0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this Annual Report on Form 10-K. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In the year ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                          PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

         (1) The financial statements filed as part of this report are set forth in Exhibit 99.1.

         (2) No financial statement schedules are required by Item 14(d).

         (3) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

         Exhibit
         Number             Description

         3.1  Restated Articles of Incorporation, as amended November 22, 2002

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

         10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

         10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*

         10.5 Employment and Change of Control Agreement with David K. Kopperud

         10.6 Employment and Change of Control Agreement with David A. Svacina

         21.1 Subsidiaries of the Company (incorporated by reference to Exhibit
              21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
                                      -43-
         99.1 Certification under Section 906 of Sarbanes-Oxley Act of 2002

         99.2 Consolidated financial statements for the years ended December 31, 2002, 2001, and 2000

(b)      Reports on Form 8-K.

         Form 8-K dated October 18, 2002. The Company filed a current report on Form 8-K on October 18, 2002, reporting earnings for the quarter ended September 30, 2002 under Item 5 and additional related disclosure under Item 9, Regulation FD Disclosure.

         *Denotes Executive Compensation Plans and Arrangements.

                                         SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         PSB Holdings, Inc.

         By  DAVID K. KOPPERUD                 March 4, 2003
             David K. Kopperud, President
              and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 4th day of March, 2003.

          Signature and Title                  Signature and Title

DAVID K. KOPPERUD                         SCOTT M. CATTANACH
David K. Kopperud, President              Scott M. Cattanach, Treasurer and CFO
Chief Executive Officer and a Director    (Principal Financial Officer and
Accounting                                Officer)

DIRECTORS:

GORDON P. CONNOR                          PATRICK L. CROOKS
Gordon P. Connor                          Patrick L. Crooks

WILLIAM J. FISH                           CHARLES A. GHIDORZI
William J. Fish                           Charles A. Ghidorzi

GORDON P. GULLICKSON                      JOHN H. SONNENTAG
Gordon P. Gullickson                      John H. Sonnentag

THOMAS R. POLZER                          THOMAS A. RIISER
Thomas R. Polzer                          Thomas A. Riiser

WILLIAM M. REIF
William M. Reif

                                        CERTIFICATIONS

         I, David K. Kopperud, certify that:

     1. I have reviewed this annual report on Form 10-K of PSB Holdings, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 14 and 15d 14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                      -46-
          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 4, 2003


                                          DAVID K. KOPPERUD
                                          David K. Kopperud
                                          President and Chief Executive Officer

                                        CERTIFICATIONS

     I, Scott M. Cattanach, certify that:

     1. I have reviewed this annual report on Form 10-K of PSB Holdings, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 14 and 15d 14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                      -48-
          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 4, 2003



                                          SCOTT M. CATTANACH
                                          Scott M. Cattanach
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)

                                        EXHIBIT INDEX
                                            to
                                          FORM 10-K
                                            of
                                      PSB HOLDINGS, INC.
                              for the fiscal year ended December 31, 2002
                             Pursuant to Section 102(d) of Regulation S-T
                                     (17 C.F.R. {section}232.102(d))

     The following exhibits are filed as part of this report:

     3.1   Restated Articles of Incorporation, as amended November 22, 2002

     10.1  Bonus Plan of Directors of the Bank

     10.5  Employment and Change of Control Agreement with David K. Kopperud

     10.6  Employment and Change of Control Agreement with David A. Svacina

     99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002

     99.2 Consolidated financial statements for the years ended December 31, 2002, 2001, and 2000
                                      -50-