Form 10-Q
period 2003-03-31
PSB HOLDINGS INC /WI/
filed 2003-05-12
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

   (Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                      OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                       Commission file number: 02-6480

                              PSB HOLDINGS, INC.
              (Exact name of registrant as specified in charter)

                  WISCONSIN                      39-1804877
               (State of incorporation)(I.R.S Employer Identification Number)

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

                            Yes             No   X

   The number of common shares outstanding at March 31, 2003 was 1,664,302.
                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                         Quarter Ended March 31, 2003

                                                                        Page No.

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2003 (unaudited) and December 31,
                  2002 (derived from audited financial statements)             1

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2003 and 2002 (unaudited)       2

                  Consolidated Statement of Changes in Stockholders' Equity
                  Three Months Ended March 31, 2003 (unaudited)                3

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003 and 2002 (unaudited)       4

                  Notes to Consolidated Financial Statements                   6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 24

      Item 4.     Internal Controls and Procedures                            24


PART II.    OTHER INFORMATION

      Item 2.     Changes in Securities and Use of Proceeds                   25

      Item 6.     Exhibits and Reports on Form 8-K                            25
                                      -i-

                                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2003 unaudited, December 31, 2002 derived from audit financial statements)

                                                           March 31,   December 31,
(dollars in thousands, except per share data)                2003          2002
ASSETS
Cash and due from banks                                     $13,452      $15,890
Interest-bearing deposits and money market funds              7,763        5,490
Federal funds sold                                            2,771          172
Cash and cash equivalents                                    23,986       21,552
Securities available for sale (at fair value)                75,895       81,056
Federal Home Loan Bank stock (at cost)                        2,327        2,264
Loans held for sale                                             -            949
Loans receivable, net of allowance for loan losses of
    $3,315 and $3,158, respectively                         255,949      256,015
Accrued interest receivable                                   1,878        1,732
Foreclosed assets, net                                          505          573
Premises and equipment                                        6,133        6,158
Mortgage servicing rights, net                                  936          697
Other assets                                                    193          472
TOTAL ASSETS                                               $367,802     $371,468

LIABILITIES
Non-interest-bearing deposits                               $46,050      $45,458
Interest-bearing deposits                                   246,530      252,373
   Total deposits                                           292,580      297,831

Federal Home Loan Bank advances                              38,000       38,000
Other borrowings                                              4,701        3,302
Accrued expenses and other liabilities                        2,151        3,033
   Total liabilities                                        337,432      342,166

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1
    per share:
   Authorized - 3,000,000 shares
   Issued - 1,804,850 shares                                  1,805        1,805
Additional paid-in capital                                    7,150        7,150
Retained earnings                                            22,831       21,607
Unrealized gain on securities available for sale, net of tax  1,198        1,306
Treasury stock, at cost - 140,548 and 138,748 shares,
    respectively                                             (2,614)      (2,566)
   Total stockholders' equity                                30,370       29,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $367,802     $371,468

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                      Three Months Ended
(dollars in thousands,                                     March 31,
except per share data - unaudited)                    2003        2002
Interest income:
  Interest and fees on loans                    $    4,396   $   4,391
  Interest on securities:
     Taxable                                           615         690
     Tax-exempt                                        223         224
  Other interest and dividends                          59          65
      Total interest income                          5,293       5,370

Interest expense:
  Deposits                                           1,512       1,766
  FHLB advances                                        508         564
  Other borrowings                                      41          46
      Total interest expense                         2,061       2,376

Net interest income                                  3,232       2,376
Provision for loan losses                              225         180
Net interest income after provision for loan losses  3,007       2,814

Noninterest income:
  Service fees                                         303         235
  Gain on sale of loans                                701         198
  Provision for servicing right
     valuation allowance
  Investment and insurance                             (95)          -
     sales commissions                                  99          45
  Other noninterest income                             114          87
      Total noninterest income                       1,122         565

Noninterest expense:
  Salaries and employee benefits                     1,448       1,245
  Occupancy                                            288         240
  Data processing and other office operations          139         132
  Advertising and promotion                             37          76
  Other noninterest expenses                           405         319
      Total noninterest expense                      2,317       2,012

Income before provision for income taxes             1,812       1,367
Provision for income taxes                             588         409
Net income                                          $1,224       $ 958
Basic earnings per share                           $  0.73       $0.57
Diluted earnings per share                         $  0.73       $0.57



PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Three months ended March 31, 2003 - unaudited
                                                                               Unrealized
                                                                              Gain (Loss)
                                                      Additional             on Securities
                                             Common     Paid-in     Retained   Available     Treasury
(dollars in thousands)                        Stock     Capital     Earnings    For Sale      Stock      Totals
Balance January 1, 2003                      $1,805     $7,150       $21,607     $1,306      $(2,566)   $29,302

Comprehensive income:
   Net income                                                          1,224                              1,224
   Unrealized gain (loss) on securities
      available for sale, net of tax
                                                                                   (108)                   (108)

         Total comprehensive income                                                                       1,116

Purchase of treasury stock                                                                       (48)       (48)

Balance March 31, 2003                       $1,805     $7,150       $22,831     $1,198      $(2,614)   $30,370


PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003 and 2002 - unaudited

                                                                  2003         2002
Cash flows from operating activities:

  Net income                                                    $1,224        $ 958
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for depreciation and net amortization              317          179
      Provision for loan losses                                    225          180
      Gain on sale of loans                                       (701)        (198)
      Provision for mortgage servicing right valuation allowance    95            -
      FHLB stock dividends                                         (63)         (31)
      Changes in operating assets and liabilities:
         Accrued interest receivable                              (146)         (92)
         Other assets                                              363          (70)
         Other liabilities                                        (882)      (1,151)

  Net cash provided by (used in) operating activities              432         (225)

Cash flows from investing activities:

  Proceeds from sale and maturities of:
     Securities held to maturity                                     -            -
     Securities available for sale                              12,687        4,350
  Payment for purchase of:
     Securities held to maturity                                     -         (618)
     Securities available for sale                              (7,848)      (2,496)
  Net (increase) decrease in loans                               1,158           88
  Capital expenditures                                            (100)        (251)
  Proceeds from sale of foreclosed assets                            5          171

  Net cash provided by investing activities                      5,902        1,244


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                                 2003         2002
Cash flows from financing activities:

  Net increase (decrease) in non-interest-bearing deposits         592       (8,183)
  Net decrease in interest-bearing deposits                     (5,843)      (1,426)
  Net increase (decrease) in other borrowings                    1,399       (1,241)
  Purchase of treasury stock                                       (48)         (70)

  Net cash used in financing activities                         (3,900)     (10,920)

Net increase (decrease) in cash and cash equivalents             2,434       (9,901)
Cash and cash equivalents at beginning                          21,552       25,550

Cash and cash equivalents at end                               $23,986      $15,649

Supplemental cash flow information:

Cash paid during the period for:
     Interest                                                   $2,124       $2,527
     Income taxes                                                   45          317

Noncash investing and financing activities:

     Loans charged off                                             $68          $23
     Loans transferred to foreclosed assets                          4           94
     Loans originated on sale of foreclosed assets                  67          136
     Distribution of treasury stock in settlement of liability
        to Company directors                                         -           60

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2002 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing right asset, and the valuation of investment securities.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 had no impact on the consolidated financial statements as of the date of adoption.
                                      -6-
NOTE 3 - STOCK-BASED COMPENSATION

The Company records expense relative to stock-based compensation using the "intrinsic value method". Since the exercise price is equal to the fair value of the Company's common stock on the date of the award, the intrinsic value of the Company's stock options is "zero" at the time of the award and no expense is recorded.

As permitted by generally accepted accounting principles, the Company has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Company's earnings are presented on a pro forma basis. Because no grants of stock options were made during the quarters ended March 31, 2003 and 2002, there was no pro forma impact to net income or earnings per share for these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date. As of March 31, 2003, 26,892 options outstanding were eligible to be exercised at a weighted average exercise price of $16.80 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                           Three months ended
(dollars in thousands, except per share data)                  March 31,
                                                            2003      2002
Net income                                             $   1,224    $   958

Weighted average shares outstanding                    1,665,729  1,679,230
Effect of dilutive stock options outstanding               9,216      1,602

Diluted weighted average shares outstanding            1,674,945  1,680,832

Basic earnings per share                               $    0.73    $  0.57
Diluted earnings per share                             $    0.73    $  0.57

                                      -7-

NOTE 5 - COMPREHENSIVE INCOME

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

(dollars in thousands - unaudited)                            Three months ended
                                                                 March 31,
                                                              2003       2002
Net income                                                   $1,224      $958
Change in net unrealized gain or loss on
  securities available for sale, net of tax                    (108)     (122)

Comprehensive income                                         $1,116      $836

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs less loans in process and the allowance for loan losses.

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the underlying loan.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.
                                      -8-

The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired as defined by current accounting standards. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment. Specific allowances are based on discounted cash flows of expected future payments using the loans' initial effective interest rate or the fair value of collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate and are carried as "Loans held for sale" on the balance sheet. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices.

NOTE 7 - FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis.
Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.
                                      -9-


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

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2002 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

BALANCE SHEET

At March 31, 2003, total assets were $367,802, an increase of $34,741, or 10.4%, over March 31, 2002. However, assets declined $3,666, or 1.0% from December 31, 2002. Gross loans (including loans held for sale and unamortized direct loan origination costs) were $259,264 at March 31, 2003, growing $18,288 over first quarter 2002 but declining $858 from December 31, 2002. Book value of investment securities was $75,895 at March 31, 2003, an increase of $6,907 or 10.0% over March 31, 2002, but declined $5,161 from December 31, 2002. The decline in securities during the current quarter was due primarily to prepayments of principal on mortgage-backed securities. The majority of this cash flow was used to pay depositor withdrawals. Interest-bearing deposits declined $5,843, or 2.3% from December 31, 2002 to March 31, 2003.

Table 1:  Period-End Loan Composition

                                                         March 31,             March 31,      December 31, 2002
                                                 Dollars       Dollars    Percentage of total         Percentage
(dollars in thousands)                            2003          2002         2003     2002    Dollars  of total
Commercial, industrial and agricultural         $65,537       $65,617        25.3%    27.2%   $64,529    24.8%
Commercial real estate mortgage                 118,424        97,647        45.7%    40.5%   114,982    44.2%
Residential real estate mortgage                 57,802        60,669        22.3%    25.2%    61,948    23.8%
Residential real estate loans held for sale           -           634         0.0%     0.3%       949     0.4%
Consumer home equity                              7,364         5,028         2.8%     2.1%     7,274     2.8%
Consumer and installment                         10,137        11,381         3.9%     4.7%    10,440     4.0%

Totals                                         $259,264      $240,976       100.0%   100.0%   260,122   100.0%

                                      -10-
The current level of low long-term residential mortgage interest rates continues to contribute to a reallocation of the Company's loans held for investment. As part of the Company's strategic and asset liability management plan, long-term residential real estate customer refinancing loans were generally sold to investors in the secondary market, and commercial real estate and industrial loans were increased to continue asset growth.

As the Company reallocated resources to handle demand for residential real estate loans, it experienced substantial repayments of consumer retail installment loans that were not replaced. In its markets, the Company faces substantial competition from credit unions and other financial institutions for retail installment lending such as for auto loans. During the first quarter 2003, the Company refocused efforts to increase retail installment and home equity loans by expanding consumer loan origination authority to deposit customer service personnel. Home equity loans are actively promoted to high quality individual borrowers with low interest rates as compared to local competitors.

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

The aggregate amount of nonperforming assets decreased $723 to $3,424 at March 31, 2003 from $4,147 at March 31, 2002, primarily because of fewer nonaccrual status loans. However, nonperforming assets have increased $418 from $3,006 at December 31, 2002. Total nonperforming assets as a percentage of total assets continues to be favorable with .93% and .81% at March 31, 2003 and December 31, 2002, respectively.

Table 2:  Allowance for Loan Losses

                                                           Three months ended
                                                               March 31,
(dollars in thousands)                                    2003          2002
Allowance for loan losses at beginning                  $3,158         $2,969

Provision for loan losses                                  225            180
Recoveries on loans previously charged-off                   -             29
Loans charged off                                          (68)           (23)

Allowance for loan losses at end                        $3,315         $3,155

                                      -11-
Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

Table 3:  Nonperforming Assets

                                                   March 31,           December 31,
(dollars in thousands)                          2003      2002            2002
Nonaccrual loans                             $ 2,036    $ 2,870         $ 1,786
Accruing loans past due 90 days or more            -         34               -
Restructured loans                               883        993             647

Total nonperforming loans                      2,919      3,897           2,433
Foreclosed assets                                505        250             573

Total nonperforming assets                   $ 3,424    $ 4,147         $ 3,006

Nonperforming loans as a % of gross
   loans receivable                             1.13%      1.62%           0.94%

Total nonperforming assets as a % of total
   assets                                       0.93%      1.25%           0.81%

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash at a reasonable cost. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail core and time deposits as a percentage of total funding sources were 75.1% at March 31, 2003, and 76.7% at March 31, 2002. Wholesale funding and broker and national certificates of deposit represent the balance of the Company's total funding needs.
                                      -12-

Table 4: Period-end Deposit Composition

                                                                   March 31,
                                                         2003                  2002
(dollars in thousands)                            $             %          $          %
Non-interest bearing demand                   $46,050         15.74%   $33,324      12.62%
Interest-bearing demand and savings            38,236         13.07%    28,735      10.88%
Money market deposits                          67,107         22.94%    74,101      28.08%
Retail time deposits less than $100            61,805         21.12%    60,283      22.83%
Retail time deposits $100 and over             38,542         13.17%    37,634      14.25%
Broker & national time deposits
   less than $100                              12,055          4.12%     9,404       3.56%
Broker & national time deposits $100
   and over                                    28,785          9.84%    20,545       7.78%

Totals                                       $292,580        100.00%  $264,026     100.00%

The interest rate paid on money market deposits is adjustable based on the Company's discretion but generally tracks the movements of national money market funds. As short-term interest rates have decreased during 2002 and 2003, the yield on this account has declined substantially. Deposits due to investors as part of the Company's secondary market loan servicing activities contributed to the increase in total non-interest bearing deposits over the prior March 31, 2002. As a source of low cost long-term deposits and in connection with a new full service retail location in Rhinelander, Wisconsin, the Company is aggressively seeking commercial non-interest bearing deposits as well as consumer core deposits.

Table 5: Summary of Changes by Significant Deposit Source

                                                            March 31,     Change from prior year
(dollars in thousands)                                  2003        2002        $          %
Total time deposits $100 and over                     $67,327     $58,179    $9,148     15.72%
Total broker and national time deposits                40,840      29,949    10,891     36.37%
Total retail time deposits                            100,347      97,917     2,430      2.48%
Core deposits, including money market
   deposits                                           151,393     136,160    15,233     11.19%

The Company's retail deposit offices are in locations that demand consumer retail deposit rates generally greater than national rates for equivalent certificate of deposit terms. To fund larger commercial loan originations or acquire other large blocks of funding, the Company actively purchases broker and other national time deposits. The Company actively manages such deposits to control the potential volatility of such funds while lowering overall deposit borrowing costs. Consequently, broker and national deposits increased substantially over the prior year, while local retail deposits have shown modest growth in comparison.
                                      -13-
Unused credit advances from the Federal Home Loan Bank of Chicago available to the Company at March 31, 2003 totaled approximately $43.6 million. In addition, the Company had unused commitments from other correspondent banks for federal funds purchased up to $22.5 million. The primary alternative funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits. The Company believes its current liquidity position and sources of funds for liquidity management is adequate.

Table 6 below presents maturity repricing information as of March 31, 2003. The following repricing methodologies should be noted:

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

Table 6: Interest Rate Sensitivity Gap Analysis

                                                                    March 31, 2003
(dollars in thousands)        0-90 days  91-180 days  181-365 days  1-2 yrs  Beyond 2-5 yrs  Beyond 5 yrs  Total
Earning assets:
  Loans                        $91,489     $24,286       $35,187    $56,258      $46,072       $5,972   $259,264
  Securities                    11,075       6,430        11,407     13,357       18,767       14,859     75,895
  FHLB stock                     2,327                                                                     2,327
  Other earning assets          10,534                                                                    10,534

Total                         $115,425     $30,716       $46,594    $69,615      $64,839      $20,831   $348,020
Cumulative rate
  sensitive assets            $115,425    $146,141      $192,735   $262,350     $327,189     $348,020

Interest-bearing liabilities
  Interest-bearing deposits    $96,419     $25,379       $31,220    $21,287      $31,596      $40,629   $246,530
  FHLB advances                  5,000                     6,000     13,000       14,000                  38,000
  Other borrowings                 925         400           208      1,828          300        1,040      4,701

Total                         $102,344     $25,779       $37,428    $36,115      $45,896      $41,669   $289,231
Cumulative interest
  sensitive liabilities       $102,344    $128,123      $165,551   $201,666     $247,562     $289,231

Interest sensitivity gap for
  the individual period        $13,081      $4,937        $9,166    $33,500      $18,943     $(20,838)
Ratio of rate sensitive assets
 to rate sensitive liabilities
 for the individual period       112.8%      119.2%        124.5%     192.8%       141.3%        50.0%

Cumulative interest
  sensitivity gap              $13,081     $18,018       $27,184    $60,684      $79,627      $58,789
Cumulative ratio of rate
 sensitive assets to rate
 sensitive liabilities           112.8%      114.1%        116.4%     130.1%       132.2%       120.3%

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. The Company also uses various policy measures to assess adequacy of the Company's liquidity and interest rate risk as described below.

Basic Surplus

The Company measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. At March 31, 2003, the Company's basic surplus, including available FHLB advances not yet utilized was above the 5% minimum required by policy.

Interest Rate Risk Limits

The Company balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, the Company models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At March 31, 2003, projected net income for the next 12 months changed less than the 15% required by policy and was considered acceptable by management.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. The Company's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At March 31, 2003, the Company's core fund utilization ratio was within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2003 increased $4,194 to $30,370, or 16.0% from $26,176 at March 31, 2002. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $1,198 at March 31, 2003 compared to unrealized gains of $369 at March 31, 2002. The primary reason for the increase in unrealized gains on securities is the continued decline in long-term reinvestment rates in the overall financial markets. This rate decline increases the value of existing securities purchased at previously higher rates. The Company intends to continue to hold securities carrying an unrealized gain as a support to net interest margin rather than sell such securities at a gain due to currently unfavorable reinvestment rates.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2003, the Subsidiary Bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were well in excess of regulatory minimums.

The Company maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. During the quarter ended March 31, 2003, the Company repurchased 1,800 shares at an average price of $26.73 per share. The Company expects to purchase an additional 14,900 shares during the remainder of 2003. During the quarter ended March 31, 2002 the Company repurchased 4,000 shares at an average price of $17.50 per share. Management anticipates, with the new Rhinelander location, needing existing capital to
                                      -16-
significantly increase loans held for investment in 2003. Although the Company is currently purchasing treasury shares under the buyback program described above, large scale stock buybacks or significant increases in dividend payments are not anticipated.

Table 7:  Capital Ratios - Consolidated Holding Company

                                                                   March 31,    Dec. 31,
                                                                2003     2002     2002
Tier 1 capital to period end tangible assets (leverage ratio)   7.93%    7.75%    7.55%
Tier 1 capital to adjusted risk-weighted assets                10.53%   10.37%   10.25%
Total capital to adjusted risk-weighted assets                 11.73%   11.62%   11.41%

On November 19, 2002, the Company's shareholders approved an increase in authorized shares from 1,000,000 to 3,000,000, allowing the Board of Directors to effect a 2 for 1 stock split paid on December 2, 2002. All references in the accompanying financial statements and statistical analysis to the number of common shares and per share amounts for 2002 have been restated to reflect the split.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2003 totaled $1,224, or $.73 per basic and diluted basic earnings per share. Comparatively, net income for the quarter ended March 31, 2002 was $958, or $.57 per share for basic and diluted earnings per share. Operating results for the first quarter 2003 generated an annualized return on average assets of 1.36% and an annualized return on average equity of 16.63%, compared to 1.14% and 14.78% for the comparable period in 2002. The net interest margin for the first quarter 2003 was 3.89% compared to 3.87% for the comparable quarter in 2002.

The following Table 8 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

Table 8: Financial Summary

(dollars in thousands, except per share data)Quarter ended
                                                    March 31,  Dec. 31,    Sept. 30, June 30,  March 31,
EARNINGS AND DIVIDENDS:                               2003       2002        2002     2002       2002
  Net interest income                                $3,232     $3,288     $3,256    $3,104     $2,994
  Provision for loan losses                            $225       $300       $450      $180       $180
  Other noninterest income                           $1,122     $1,040       $841      $602       $565
  Other noninterest expense                          $2,317     $2,072     $2,097    $2,046     $2,012
  Net income                                         $1,224     $1,332     $1,051    $1,024       $958

  Basic earnings per share                            $0.73      $0.80      $0.63     $0.61      $0.57
  Diluted earnings per share                          $0.73      $0.80      $0.63     $0.61      $0.57
  Dividends declared per share                           $-      $0.38         $-     $0.19         $-
  Net book value per share                           $18.24     $17.59     $16.83    $16.34     $15.59

  Dividend payout ratio                                0.00%     46.88%      0.00%     1.15%      0.00%
  Average common shares outstanding               1,665,729  1,667,341  1,672,836  1,678,832 1,679,230

BALANCE SHEET - AVERAGE BALANCES:
  Loans receivable, net of allowances for loss     $256,715   $255,591   $249,691   $240,602  $238,284
  Assets                                           $365,906   $363,507   $355,224   $336,125  $336,879
  Deposits                                         $289,635   $291,049   $283,889   $265,931  $267,050
  Stockholders' equity                              $29,848    $28,677    $27,792    $26,972   $25,924

PERFORMANCE RATIOS:

  Return on average assets (1)                         1.36%      1.45%      1.17%      1.22%     1.14%
  Return on average stockholders' equity (1)          16.63%     18.43%     15.00     %15.23%    14.78%
  Average tangible stockholders' equity to
    average assets                                     7.84%      7.71%      7.61%      7.87%     7.59%
  Net loan charge-offs to average loans                0.03%      0.21%      0.12%      0.03%     0.00%
  Nonperforming loans to gross loans                   1.13%      0.94%      1.74%      1.23%     1.62%
  Allowance for loan losses to gross loans1             .28%      1.22%      1.33%      1.30%     1.31%
  Net interest rate margin (1)(2)                      3.89%      3.89%      3.95%      4.04%     3.87%
  Net interest rate spread (1)(2)                      3.42%      3.36%      3.43%      3.53%     3.35%
  Service fee revenue as a percent of
    average demand deposits (1)                        2.99%      2.98%      3.41%      3.76%     2.65%
  Noninterest income as a percent
    of gross revenue                                  17.49%     15.81%     13.05%     10.02%     9.52%
  Efficiency ratio                                    51.67%     46.42%     49.52%     53.23%    54.54%
  Noninterest expenses to average assets (1)           2.57%      2.26      %2.34%      2.44%     2.39%

STOCK PRICE INFORMATION:

  High                                               $27.25     $25.00     $21.05      $19.63   $18.00
  Low                                                $23.75     $20.55     $19.18      $17.50   $16.63
  Market value at quarter-end                        $27.25     $25.00     $20.58      $19.25   $17.75

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $238 from $3,124 for the quarter ended March 31, 2002 to $3,362 for the current quarter ended March 31, 2003. Compared to the prior year quarter, net interest income increased $268 from additional asset volume, but decreased $30 due to changes in interest rates. Tax-adjusted net interest margin as a percent of average interest earning assets increased slightly from 3.87 percent in March 2002 to 3.89 percent in March 2003. Net interest margin was 3.95 percent for the year ended December 31, 2002.

However, tax adjusted net interest income of $3,362 in the quarter ended March 2003 declined compared to the most recent quarters ended December 2002 ($3,424) and September 2002 ($3,394). During 2002, the Company benefited from a falling interest rate environment as deposits and short-term borrowings have repriced faster at lower rates than loans with longer terms and maturities. However, the prolonged low interest rate environment has put more pressure on loan and asset yields than on already low cost of funds. In addition, the Company has positioned itself for an eventual increase in interest rates by extending maturities of certain liabilities at a higher cost. The Company continues to be asset sensitive as seen in Table 6 with a cumulative ratio of rate sensitive assets to rate sensitive liabilities of 116.4%. In the near term, the Company expects continued net interest margin compression due to assets repricing if stable interest rates are assumed. Some primary strategies currently utilized by the Company to increase net interest margin include:

1. Consider national and broker certificate of deposit offering rates when determining local retail certificate pricing. Ensure core deposits are priced appropriately considering existing rates and changes in short-term interest rates in the national markets.

2. Increase interest rate pricing on commercial loans that provide option features to the borrower, such as prepayment without penalty.

3. Leverage existing capital and the new market location in Rhinelander, Wisconsin to originated lower margin asset growth and increase net interest income dollars although net interest margin percentage would likely decline.

Yield on earning assets decreased 54 basis points to 6.28% compared to 6.82% at March 31, 2002. Similarly, the costs for interest-bearing liabilities decreased 61 basis points to 2.86% from 3.47% at March 31, 2002. Due to both national and global factors, both economic and social, it is difficult to predict whether short-term rates are at the bottom of the rate cycle. Management believes it is well positioned for any future rate increases, as well as continued or lower rate environments relative to competitors. Refer to the previous discussion on management of net interest margin and the liquidity for the Company's strategies and positions in this area.

Table 9: Net Interest Income Analysis

(dollars in thousands)          Quarter ended March 31, 2003    Quarter ended March 31, 2002
                                    Average             Yield/    Average              Yield/
                                    Balance   Interest  Rate      Balance   Interest    Rate
Assets
Interest-earning assets:
  Loans (1)(2)                     $259,927   $4,411      6.88%  $241,320   $4,406     7.30%
  Taxable securities                 58,212      615      4.28%    49,826      690     5.54%
  Tax-exempt securities (2)          21,583      338      6.35%    20,043      339     6.77%
  FHLB stock                          2,304       36      6.34%     2,177       26     4.78%
  Other                               8,069       23      1.16%     9,151       39     1.70%

  Total (2)                         350,095    5,423      6.28%   322,517    5,500     6.82%

Non-interest-earning assets:
  Cash and due from banks             9,625                         9,158
  Premises and equipment,
     net                              6,161                         4,849
  Other assets                        3,237                         3,391
  Allowance for loan
     losses                          (3,212)                       (3,036)

  Total                            $365,906                      $336,879

Liabilities & stockholders' equity
Interest-bearing liabilities:
  Savings and demand
     deposits                       $37,728      $62      0.67%   $31,501      $93     1.18%
  Money market deposits              69,963      184      1.07%    75,738      284     1.50%
  Time deposits                     140,878    1,266      3.64%   124,383    1,389     4.47%
  FHLB advances                      38,000      508      5.42%    38,000      564     5.94%
  Other borrowings                    6,056       41      2.75%     3,883       46     4.74%

  Total                             292,625    2,061      2.86%   273,505    2,376     3.47%

Non-interest-bearing liabilities:
  Demand deposits                    41,066                        35,428
  Other liabilities                   2,367                         2,022
  Stockholders' equity               29,848                        25,924

  Total                            $365,906                      $336,879

Net interest income                   3,362                         3,124
Rate spread                            3.42%                         3.35%
Net yield on interest-earning assets   3.89%                         3.87%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.


Table 10: Interest Expense and Expense Volume and Rate Analysis
Quarter ended March 31, 2003
                                              2003 compared to 2002
                                          increase (decrease) due to (1)
(dollars in thousands)                   Volume      Rate       Net
Interest earned on:
  Loans (2)                              $335      $(330)       $5
  Taxable securities                      115       (190)      (75)
  Tax-exempt securities (2)                26        (27)       (1)
  FHLB stock                                1          9        10
  Other interest income                    (5)       (11)      (16)

Total                                     472       (549)      (77)

Interest paid on:
  Savings and demand deposits              18        (49)      (31)
  Money market deposits                   (21)       (79)     (100)
  Time deposits                           182       (305)     (123)
  FHLB advances                             -        (56)      (56)
  Other borrowings                         25        (30)       (5)

Total                                     204       (519)     (315)

Net interest earnings                    $268       $(30)     $238

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $225 for the three months ended March 31, 2003, and $180 for the three months ended March 31, 2002. Net charge-offs as a percentage of average loans outstanding were .03% and .00% during the three months ended March 31, 2003 and 2002, respectively.
                                      -21-
Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Noninterest income increased $557 to $1,122 during the three months ended March

31, 2003, from $565 in the comparable first quarter of 2002. The majority of this growth ($408) was from an increase of income from the sale of long-term fixed rate mortgage loans. Gain on sale of such loans during the quarter was $606 in March 2003 (net of provision for mortgage servicing right valuation allowance) compared to $198 during March 2002. There were no gains or losses on securities during the three months ended March 31, 2003 and 2002. Service fees on deposit accounts increased $68, or 28.9%, for the three months ended March 31, 2003, from the three months ended March 31, 2002. Service fees as a percentage (annualized) of average demand deposits increased from 2.65% during March 2002 to 2.99% during March 2003. In addition to increased customer overdraft fees collected, commercial deposit account service charges have increased due to reduced customer "earnings credits" which are based on the declining short-term deposit interest rates experienced by the market as whole.

The Company continued to earn a significant amount of income from the sale of long-term fixed rate mortgage loans to outside investors. The Company generally does not retain such fixed rate loans as part of its asset liability management strategy. Gain on sale of such loans was $701 in March 2003 (before provision for mortgage servicing right valuation allowance of $95) compared to $198 during March 2002, for an increase of $503 (an increase of $408 after provision for valuation allowances). The majority of loans sold to outside investors continue to be serviced by the Company directly with the customer.
At March 31, 2003, the Company serviced $118,459 of loans for outside investors compared to $44,486 serviced at March 31, 2002. The Company has seen customer demand for fixed rate mortgages remain high as long-term fixed interest rates in the overall market continue to be low and even decreasing slightly. The gain on sale of loans was increased $396 and $86 from capitalization of originated mortgage servicing rights during the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003, mortgage servicing rights totaled $936 (after a valuation allowance of $115), which were carried at fair value (the lower of amortized cost or fair value). The valuation allowance was recorded to recognize impairment of the mortgage servicing right asset due to declines in interest rates that may cause borrowers to prepay mortgage principal much faster than estimated at the time the mortgage was originated. Mortgage servicing rights at March 31, 2002 totaled $352 and were carried at amortized cost.

As a FHLB Mortgage Partnership Finance loan servicer, the Company has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At March 31, 2003, the maximum Company obligation on the entire servicing portfolio for such guarantees would be approximately $335. Due historical strength of mortgage borrowers in our markets and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote.
                                      -22-
The Company continues to promote annuity investment products for customers looking for a higher yield than available on traditional certificates of deposit. The product generated an additional $36 of commission income during the first quarter 2003 compared to last year. The Company recently expanded its investment sales product staff to generate noninterest income to support earnings in the long-term after mortgage refinancing and related loan sales decline. Commissions from the sale of investment products increased $17 from $41 in March 2002 to $58 in March 2003.

NONINTEREST EXPENSE

Noninterest operating expenses increased $305, or 15.2% to $2,317 in March 2003 compared to $2,012 during March 2002. In addition, operating costs as a percentage of average assets increased from 2.39 percent in March 2002 to 2.57 percent in the current quarter. Increases in employee salaries and benefits made up $203 of the total increase, as Company employees were granted inflationary and merit increases effective January 1, 2003 averaging 6.1%. In addition, the Company hired additional lenders and investment sales representatives during 2003 who are expected to make a significant impact in the new Rhinelander, Wisconsin full service office and other Company locations.

Other expenses contributing to the increase were additional Rhinelander new building and equipment depreciation, an increase in Company director fees as disclosed in the March 4, 2003 annual meeting proxy statement, and collection expenses associated with problem loans. During 2003, the Company implemented new expenditure review and approval procedures by location or cost/revenue center which have focused employees on cost control and achieving budgeted net income results. The additional operating costs have been offset by increased revenue, as the expense efficiency ratio has improved from 54.54% in March 2002 to 51.67% in the current quarter.
                                      -23-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this quarterly report on Form 10-Q. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
                                      -24-



                                     PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 1, 2003, the Company distributed 1,594 shares of its common stock (valued for this purpose at $27.25 per share) to its directors in lieu of cash payments under the director's incentive compensation plan. This distribution was exempt from registation under Sections 4(2) and 3(9)(11) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits.

      Exhibits required by Item 601 of Regulation S-K.

      Exhibit
      Number                  Description

      10.1*  PSB Holdings, Inc. Directors Deferred Compensation Plan

      10.2*  Employment and Change of Control Agreement with Scott M. Cattanach

      99.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002

            *Denotes Executive Compensation Plans and Arrangements.


(b)   Reports on Form 8-K:

      Form 8-K dated January 24, 2003. The Company filed a current report on Form 8-K on January 24, 2003, reporting earnings for the fourth quarter and fiscal year ended December 31, 2002, under Item 5 and additional related disclosure under Item 9, Regulation FD Disclosure.
                                      -26-

                                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



May 12, 2003                        SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

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

Date:  May 12, 2003

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

Date:  May 12, 2003

                                           SCOTT M. CATTANACH
                                           Scott M. Cattanach
                                           Treasurer (Principal Financial
                                           Officer)
                                      -28-

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                              PSB HOLDINGS, INC.
                 for the quarterly period ended March 31, 2003
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part this report:

10.1   PSB Holdings, Inc. Directors Deferred Compensation Plan

10.2   Employment and Change of Control Agreement with Scott M. Cattanach

99.1   Certification under Section 906 of Sarbanes-Oxley Act of 2002.