Form 10-Q
period 2003-06-30
PSB HOLDINGS INC /WI/
filed 2003-08-14
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

                                      OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                       Commission file number:  0-26480

                              PSB HOLDINGS, INC.
              (Exact name of registrant as specified in charter)

               WISCONSIN                       39-1804877
        (State of incorporation)(I.R.S. Employer Identification Number)

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

                              Yes   X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                             Yes ___     No   X

    The number of common shares outstanding at July 21, 2003 was 1,651,469.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                          Quarter Ended June 30, 2003


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2003 (unaudited) and December 31,
                  2002 (derived from audited financial statements)          1

                  Consolidated Statements of Income
                  Three Months and Six Months Ended June 30, 2003
                  and 2002 (unaudited)                                      2

                  Consolidated Statement of Changes in Stockholders' Equity
                  Six Months Ended June 30, 2003 (unaudited)                3

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2003 and 2002 (unaudited)       4

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              26

         Item 4.  Internal Controls and Procedures                         26


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                27

         Item 4.  Submission of Matters to a Vote of Security Holders      27

         Item 6.  Exhibits and Reports on Form 8-K                         28

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(June 30, 2003 unaudited,  December 31, 2002 derived from audit financial statements)
                                                                      June 30,        December 31,
(dollars in thousands, except per share data)                           2003              2002
ASSETS
Cash and due from banks                                         $      14,278     $      15,890
Interest-bearing deposits and money market funds                        5,278             5,490
Federal funds sold                                                        507               172
Cash and cash equivalents                                              20,063            21,552
Securities available for sale (at fair value)                          72,731            81,056
Federal Home Loan Bank stock (at cost)                                  2,364             2,264
Loans held for sale                                                         -               949
Loans receivable, net of allowance for loan losses of $3,517
   and $3,158, respectively                                           275,536           256,015
Accrued interest receivable                                             1,674             1,732
Foreclosed assets, net                                                    381               573
Premises and equipment                                                  6,219             6,158
Mortgage servicing rights, net                                            689               697
Other assets                                                              279               472
TOTAL ASSETS                                                     $    379,936      $    371,468
LIABILITIES
Non-interest-bearing deposits                                    $     54,052      $     45,458
Interest-bearing deposits                                             249,636           252,373
Total deposits                                                        303,688           297,831
Federal Home Loan Bank advances                                        38,000            38,000
Other borrowings                                                        5,052             3,302
Accrued expenses and other liabilities                                  2,427             3,033
   Total liabilities                                                  349,167           342,166
STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,804,850 shares                                            1,805             1,805
Additional paid-in capital                                              7,150             7,150
Retained earnings                                                      23,392            21,607
Unrealized gain on securities available for sale, net of tax            1,481             1,306
Treasury stock, at cost - 153,381 and 138,748 shares, respectively     (3,059)           (2,566)
   Total stockholders' equity                                          30,769            29,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   379,936      $    371,468

PSB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
                                                       Three Months Ended          Six Months Ended
(dollars in thousands,                                       June 30,                  June 30,
except per share data - unaudited)                       2003        2002         2003         2002
Interest income:
   Interest and fees on loans                         $   4,476   $   4,448  $    8,872   $    8,839
   Interest on securities:
      Taxable                                               501         678       1,116        1,368
      Tax-exempt                                            221         227         444          451
   Other interest and dividends                              60          52         119          117
         Total interest income                            5,258       5,405      10,551       10,775
Interest expense:
   Deposits                                               1,432       1,696       2,944        3,462
   FHLB advances                                            506         571       1,014        1,135
   Other borrowings                                          52          34          93           80
         Total interest expense                           1,990       2,301       4,051        4,677
Net interest income                                       3,268       3,104       6,500        6,098
Provision for loan losses                                   240         180         465          360
Net interest income after provision for loan losses       3,028       2,924       6,035        5,738
Noninterest income:
   Service fees                                             325         321         628          556
   Gain on sale of loans                                    547         134       1,153          332
   Mortgage loan servicing, net                            (331)         13        (309)          19
   Investment and insurance sales commissions                89          51         188           96
   Other noninterest income                                  96          83         188          164
         Total noninterest income                           726         602       1,848        1,167
Noninterest expense:
   Salaries and employee benefits                         1,387       1,170       2,835        2,415
   Occupancy                                                285         325         573          565
   Data processing and other office operations              148         128         287          260
   Advertising and promotion                                 51         115          88          191
   Other noninterest expenses                               349         308         754          627
        Total noninterest expense                         2,220       2,046       4,537        4,058
Income before provision for income taxes                  1,534       1,480       3,346        2,847
Provision for income taxes                                  477         456       1,065          865
Net income                                            $   1,057   $   1,024  $    2,281   $    1,982
Basic earnings per share                              $    0.64   $    0.61  $     1.37   $     1.18
Diluted earnings per share                            $    0.63   $    0.61  $     1.36   $     1.18

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six months ended June 30, 2003 - unaudited
                                                                      Unrealized
                                                                      Gain (Loss)
                                                 Additional           on Securities
                                         Common   Paid-in   Retained  Available  Treasury
(dollars in thousands)                    Stock   Capital   Earnings  For Sale   Stock     Totals
Balance January 1, 2003                $  1,805 $  7,150 $  21,607  $  1,306 $  (2,566)   $  29,302

Comprehensive income:
   Net income                                                2,281                            2,281
   Unrealized gain on securities
      available for sale, net of tax                                      175                   175

         Total comprehensive income                                                           2,456

Purchase of treasury stock                                                        (538)        (538)
Distribution of treasury stock in settlement
   of liability to Company directors                                                45           45
Cash dividends declared $.30 per share                        (496)                            (496)

Balance June 30, 2003                  $  1,805 $  7,150 $  23,392  $  1,481 $  (3,059)   $  30,769

PSB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003 and 2002 - unaudited

                                                                            2003              2002
Cash flows from operating activities:
   Net income                                                      $       2,281     $       1,982
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization                   1,017               331
         Provision for loan losses                                           465               360
         Gain on sale of loans                                            (1,153)             (332)
         Provision for servicing right valuation allowance                    18                 -
         Loss on sale of premises and equipment                               -                 30
         Gain on sale of foreclosed assets                                    (4)              (27)
         FHLB stock dividends                                               (100)              (58)
         Changes in operating assets and liabilities:
            Accrued interest receivable                                       58                12
            Other assets                                                     (68)             (112)
            Other liabilities                                               (561)             (535)

   Net cash provided by operating activities                               1,953             1,651

Cash flows from investing activities:

   Proceeds from sale and maturities of:
      Securities held to maturity                                              -               579
      Securities available for sale                                       25,306             5,989
   Payment for purchase of:
      Securities held to maturity                                              -            (1,120)
      Securities available for sale                                      (16,834)           (5,009)
   Net increase in loans                                                 (18,302)           (9,294)
   Capital expenditures                                                     (317)             (945)
   Proceeds from sale of premises and equipment                                -                29
   Proceeds from sale of foreclosed assets                                   132               205

   Net cash used in investing activities                                 (10,015)           (9,566)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Cash flows from financing activities:
                                                                            2003              2002
   Net increase (decrease) in non-interest-bearing deposits                8,594            (4,560)
   Net increase (decrease) in interest-bearing deposits                   (2,737)            2,013
   Proceeds from FHLB advances                                            10,000                 -
   Repayments of FHLB advances                                           (10,000)                -
   Net increase (decrease) in other borrowings                             1,750            (1,133)
   Dividends paid                                                           (496)             (320)
   Purchase of treasury stock                                               (538)              (70)

   Net cash provided by (used in) financing activities                     6,573            (4,070)

Net decrease in cash and cash equivalents                                 (1,489)          (11,985)
Cash and cash equivalents at beginning                                    21,552            25,550

Cash and cash equivalents at end                                   $      20,063     $      13,565

Supplemental cash flow information:

Cash paid during the period for:
      Interest                                                     $       4,205     $       4,878
      Income taxes                                                         1,020               770

Noncash investing and financing activities:

      Loans charged off                                            $         128     $         123
      Loans transferred to foreclosed assets                                   3               273
      Loans originated on sale of foreclosed assets                           67               217
      Distribution of treasury stock in settlement of liability
         to Company directors                                                 45                60

                                             5
                              PSB Holdings, Inc.
                  Notes to Consolidated Financial Statements


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

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 had no impact on the consolidated financial statements as of the date of adoption.
                                             6

NOTE 3 - STOCK-BASED COMPENSATION

The Company records expense relative to stock-based compensation using the "intrinsic value method". Since the exercise price is equal to the fair value of the Company's common stock on the date of the award, the intrinsic value of the Company's stock options is "zero" at the time of the award and no expense is recorded.

As permitted by generally accepted accounting principles, the Company has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Company's earnings are presented on a pro forma basis. Because no grants of stock options were made during the quarter ended June 30, 2003, there was no pro forma impact to net income or earnings per share during this period. However, there were grants of 4,614 stock options (with an exercise price of $17.65 per share) during the quarter ended June 30, 2002. Had compensation cost for the option grants been determined in accordance with the "fair value method", net income would have decreased approximately $9,228 during the quarter and reduced quarterly earnings per share by less than $.01 per share.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date. As of June 30, 2003, 26,892 options outstanding were eligible to be exercised at a weighted average exercise price of $16.80 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                   Three months ended           Six months ended
(dollars in thousands, except per share data)          June 30,                   June 30,
                                                   2003        2002          2003         2002
Net income                                    $     1,057  $     1,024  $     2,281  $     1,982

Weighted average shares outstanding             1,661,142    1,678,832    1,663,423    1,679,030
Effect of dilutive stock options outstanding       13,004        3,310       11,281        2,160
Diluted weighted average shares outstanding     1,674,146    1,682,142    1,674,704    1,681,190

Basic earnings per share                      $      0.64  $      0.61  $      1.37  $      1.18
Diluted earnings per share                    $      0.63  $      0.61  $      1.36  $      1.18

                                             7

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

(dollars in thousands - unaudited                 Three months ended             Six months ended
                                                       June 30,                       June 30,
                                                    2003        2002             2003         2002
Net income                                    $     1,057 $      1,024    $      2,281 $      1,982
Change in net unrealized gain on
   securities available for sale, net of tax          283          553             175          431

Comprehensive income                          $     1,340 $      1,577    $      2,456 $      2,413

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are
                                             8
related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

NOTE 7 - FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis.
Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.
                                             9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BALANCE SHEET

At June 30, 2003, total assets were $379,936, an increase of $37,832, or 11.1%, over June 30, 2002. Gross loans (including loans held for sale and unamortized direct loan origination costs) were $279,053 at June 30, 2003, growing $28,757 over June 30, 2002 for an increase of 11.5%. Book value of investment securities was $72,731 at June 30, 2003, an increase of $2,054 or 2.9% over June 30, 2002. Asset growth since June 30, 2002 was funded primarily by an increase in deposits of $32,600, or 12.0%, from $271,088 at June 30, 2002 to $303,688 at June 30, 2003.

Asset growth since January 1, 2003 has included an increase in gross loans of $19,880 but a decline in the book value of investment securities of $8,325.
The decline in securities during 2003 was due primarily to prepayments of principal on mortgage-backed securities. Loan growth not funded by prepayments of securities was supplied primarily by an increase in deposits of $5,857.

Table 1:  Period-End Loan Composition
                                                     June 30,                  June 30,           December 31, 2002
                                              Dollars         Dollars     Percentage of total          Percentage
(dollars in thousands)                          2003            2002       2003      2002    Dollars     of total
                                                            <C
Commercial, industrial and agricultural    $     69,526     $   69,165     24.9%    27.6% $   64,529        24.8%
Commercial real estate mortgage                 127,565         99,917     45.7%    39.9%    114,982        44.2%
Residential real estate mortgage                 64,809         63,898     23.2%    25.5%     61,948        23.8%
Residential real estate loans held for sale           -            358      0.0%     0.1%        949         0.4%
Consumer home equity                              7,478          5,771      2.7%     2.3%      7,274         2.8%
Consumer and installment                          9,675         11,187      3.5%     4.6%     10,440         4.0%
Totals                                     $    279,053     $  250,296    100.0%   100.0% $  260,122       100.0%

                                             10
After several quarters of decline, the amount of residential real estate mortgages held increased from the year earlier period, but continues to reflect a lower percentage of the total loan portfolio. The increase in residential mortgages during 2003 is from the Company retaining some fixed rate 15 year fixed rate mortgages rather than selling the principal to the secondary market. These mortgages were retained as part of an asset-liability management strategy to maximize net interest margin without a significant increase in interest rate risk due to the current cash and projected liquidity position in light of interest sensitivity of the entire balance sheet and opportunities for re-investment of investment security cash flows into loans or other new securities. The amount of 15 year fixed rate mortgages originated by the program and held on the balance sheet at June 30, 2003 was approximately $8.4 million. Under the current asset-liability strategy, this temporary program will originate and hold no more than $15 million of total 15 year fixed rate mortgage production on the balance sheet. Long-term residential mortgages originated by the Company continue to be primarily sold to investors in the secondary market to eliminate the associated interest rate risk.

As the Company reallocated resources to handle demand for residential real estate loans, it experienced substantial repayments of consumer retail installment loans that were not replaced. In its markets, the Company faces substantial competition from credit unions and other financial institutions for retail installment lending such as auto loans. The Company renewed efforts during 2003 to retain some market share in consumer lending by educating a wider range of bank staff eligible to originate consumer loans and changing the primary delivery channel from traditional loan officers to personal bankers and other retail customer contact staff. Home equity loans are actively promoted to high quality individual borrowers with low interest rates as compared to local competitors.

During 2003, commercial real estate mortgages increased primarily from new commercial construction and additional owner occupied commercial retail buildings, factories, and warehouses. Commercial and industrial loans have experienced a shift in which personal property and equipment secured loans have declined while cash flow business lines of credit have increased.

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

The aggregate amount of nonperforming assets decreased $59 to $3,340 at June 30, 2003 from $3,399 at June 30, 2002, primarily because of fewer loans with restructured terms. However, nonperforming assets have increased $334 from $3,006 at December 31, 2002. Total
                                             11
nonperforming assets as a percentage of total assets continues to be favorable with .88% and .81% at June 30, 2003 and December 31, 2002, respectively.

The Company ceases to accrue interest on loans which are 90 days past due and considers them nonperforming loans until the borrower has made up any late payments and is able to continue required payments in the future.
Nonperforming loans also include restructured loans until 6 consecutive monthly payments are received under the new loan terms. The Company continues to aggressively manage past due customers and lowered the level of nonperforming loans to gross loans from 1.23% at June 2002 to 1.06% at June 2003. The Company also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were 1.01% at June 2003 compared to .87% at December 2002 and 1.75% at June 2002. The allowance for loan losses was 1.26% of gross loans at June 2003 compared to 1.30% at June 2002. Management reviews the activity in identified problem loans weekly and recognizes adequate and reasonable loan loss reserves as required.

Table 2:  Allowance for Loan Losses

                                           Three months ended         Six months ended
                                                 June 30,                June 30,
(dollars in thousands)                       2003       2002        2003       2002
Allowance for loan losses at beginning     $ 3,315     $ 3,155    $ 3,158    $ 2,969
Provision for loan losses                      240         180        465        360
Recoveries on loans previously charged-off      11          19         22         48
Loans charged off                              (49)       (100)      (128)      (123)

Allowance for loan losses at end           $ 3,517     $ 3,254    $ 3,517    $ 3,254

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

Table 3:  Nonperforming Assets
                                                             June 30,              Dec. 31,
(dollars in thousands)                                 2003          2002           2002
Nonaccrual loans                                  $    2,421    $    2,355    $    1,786
Accruing loans past due 90 days or more                   60            13             -
Restructured loans not on nonaccrual                     478           694           647
Total nonperforming loans                              2,959         3,062         2,433
Foreclosed assets                                        381           337           573
Total nonperforming assets                        $    3,340    $    3,399    $    3,006
Nonperforming loans as a % of gross
   loans receivable                                     1.06%         1.23%         0.94%
Total nonperforming assets as a % of total assets       0.88%         0.99%         0.81%

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash at a reasonable cost. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail core and time deposits as a percentage of total funding sources were 74.7% at June 30, 2003, and 75.2% at June 30, 2002. Wholesale funding and broker and national certificates of deposit represent the balance of the Company's total funding needs.

Table 4: Period-end Deposit Composition

                                                               June 30,
                                                      2003                 2002
(dollars in thousands)                          $       %             $       %
Non-interest bearing demand             $      54,052   17.8% $      36,947   13.6%
Interest-bearing demand and savings            38,194   12.6%        30,526   11.3%
Money market deposits                          65,693   21.6%        69,467   25.6%
Retail time deposits less than $100            60,588   19.9%        60,070   22.2%
Retail time deposits $100 and over             40,628   13.4%        37,709   13.9%
Broker & national time deposits
   less than $100                              11,860    3.9%        13,144    4.8%
Broker & national time deposits $100
   and over                                    32,673   10.8%        23,225    8.6%
Totals                                  $     303,688  100.0% $     271,088  100.0%

                                             13

The interest rate paid on money market deposits is adjustable based on the Company's discretion but generally tracks the movements of national money market funds. As short-term interest rates have decreased during 2002 and 2003, the yield on this account has declined substantially. Deposits due to investors as part of the Company's secondary market loan servicing activities contributed to the increase in total non-interest bearing deposits over the prior June 30, 2002. As a source of low cost long-term deposits and in connection with a new full service retail location in Rhinelander, Wisconsin, the Company is aggressively seeking commercial non-interest bearing deposits as well as consumer core deposits.

Table 5: Summary of Changes by Significant Deposit Source

                                                     June 30,       Change from prior year

(dollars in thousands)                         2003        2002           $          %
Total time deposits $100 and over        $   73,301   $    60,934   $  12,367      20.3%
Total broker and national time deposits      44,533        36,369       8,164      22.4%
Total retail time deposits                  101,216        97,779       3,437       3.5%
Core deposits, including money market
   deposits                                 157,939       136,940      20,999      15.3%

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

Unused credit advances from the Federal Home Loan Bank of Chicago available to the Company at June 30, 2003 totaled approximately $44 million. In addition, the Company had unused commitments from other correspondent banks for federal funds purchased up to $22.5 million. The primary alternative funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits. The Company believes its current liquidity position and sources of funds for liquidity management is adequate.

Table 6 below presents maturity repricing information as of June 30, 2003. The following repricing methodologies should be noted:

1. Money market deposit accounts are considered fully repriced within 90 days. NOW and savings accounts are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are considered to reprice beyond 5 years.

2.    Nonaccrual loans are considered to reprice beyond 5 years.
                                             14
3. Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

Table 6: Interest Rate Sensitivity Gap Analysis

                                                        June 30, 2003
(dollars in thousands)           0-90 Days   91-180 days 181-365 days  1-2 yrs. Bynd 2-5 yrs. Beyond 5 yrs. Total
Earning assets:
 Loans                           $   97,970  $   28,256  $   33,771  $   58,382  $   52,678  $   7,996  $   279,053
 Securities                           8,021       6,458      10,079      17,789      14,958     15,426       72,731
 FHLB stock                           2,364                                                                   2,364
 Other earning assets                 5,785                                                                   5,785

Total                            $  114,140  $   34,714  $   43,850  $   76,171  $   67,636  $  23,422  $   359,933
Cumulative rate
  sensitive assets               $  114,140  $  148,854  $  192,704  $  268,875  $  336,511  $ 359,933
Interest-bearing liabilities
 Interest-bearing deposits       $   95,640  $   19,987  $   38,022  $   22,839  $   32,676  $  40,472  $   249,636
 FHLB advances                        5,000       6,000                  19,000       8,000                  38,000
 Other borrowings                       210         329       2,263         400       1,850                   5,052

Total                            $  100,850  $   26,316  $   40,285  $   42,239  $   42,526  $  40,472  $   292,688
Cumulative interest
  sensitive liabilities          $  100,850  $  127,166  $  167,451  $  209,690  $  252,216  $ 292,688

Interest sensitivity gap for
 the individual period           $   13,290  $    8,398  $    3,565  $   33,932  $   25,110  $ (17,050)
Ratio of rate sensitive assets to
 rate sensitive liabilities for
 the individual period                113.2%      131.9%      108.8%      180.3%      159.0%      57.9%

Cumulative interest
  sensitivity gap                $   13,290  $   21,688  $   25,253  $   59,185  $   84,295  $  67,245
Cumulative ratio of rate
  sensitive assets
 to rate sensitive liabilities        113.2%      117.1%      115.1%      128.2%      133.4%    123.0%

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. The Company also uses various policy measures to assess adequacy of the Company's liquidity and interest rate risk as described below.
                                             15
Basic Surplus

The Company measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. At June 30, 2003, the Company's basic surplus, including available FHLB advances not yet utilized was 10.5% and above the 5% minimum required by policy.

Interest Rate Risk Limits

The Company balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, the Company models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At June 30, 2003, net interest income for the next 12 months was projected to increase 2.59% if rates increase 200 basis points, and was projected to decrease 1.67% if rates decrease 100 basis points, which is less than the 15% required by policy and was considered acceptable by management.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. The Company's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At June 30, 2003, the Company's core funding utilization ratio was projected to be 40.8% if rates increase 200 basis points and were therefore within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2003 increased $3,336 to $30,769, or 12.2% from $27,433 at June 30, 2002. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $1,481 at June 30, 2003 compared to unrealized gains of $922 at June 30, 2002. The primary reason for the increase in unrealized gains on securities is the continued decline in long-term reinvestment rates in the overall financial markets. This rate decline increases the value of existing securities purchased at previously higher rates. The Company
                                             16
intends to continue to hold securities carrying an unrealized gain as a support to net interest margin rather than sell such securities at a gain due to currently unfavorable reinvestment rates.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, the Subsidiary Bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were well in excess of regulatory minimums and were classified as "well-capitalized".

The Company maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. During the quarter ended June 30, 2003, the Company repurchased 14,500 shares at an average price of $33.86 per share. The Company expects to purchase an additional 400 shares during the remainder of 2003. There were no shares repurchased during the quarter ended June 30, 2002.

Management anticipates, with the new Rhinelander location, needing existing capital to significantly increase loans held for investment in 2003. Although the Company is currently purchasing treasury shares under the buyback program described above, large scale stock buybacks or significant increases in dividend payments are not anticipated.

Effective with the $.30 dividend declared June 17, 2003, the Company intends to equalize the amounts of the semi-annual cash dividends. Accordingly, under the dividend policy, the Company expects that the dividend to be paid in January, 2004 will be less than the January 2003 dividend, but that the total dividends to be paid in July 2003 and January 2004 will exceed the $.565 per share total dividends paid in July 2002 and January 2003. The Company also reaffirmed its goal of increasing its shareholder dividend on an annual basis subject to operating results and financial condition of the Company.

Table 7:  Capital Ratios - Consolidated Holding Company

                                                                      June 30,      Dec. 31,
                                                                   2003     2002       2002
Tier 1 capital to period end tangible assets (leverage ratio)      7.72%    7.76%      7.55%
Tier 1 capital to adjusted risk-weighted assets                    9.96%   10.12%     10.25%
Total capital to adjusted risk-weighted assets                    11.16%   11.36%     11.41%

On November 19, 2002, the Company's shareholders approved an increase in authorized shares from 1,000,000 to 3,000,000, allowing the Board of Directors to effect a 2 for 1 stock split paid on December 2, 2002. All references in the accompanying financial statements and statistical analysis to the number of common shares and per share amounts for 2002 have been restated to reflect the split.

PREMISES AND EQUIPMENT

The Company recently announced construction of a new bank and financial services office and administrative headquarters located on property adjacent to the existing Wausau main office location. Construction of the 32,000 square foot office and drive-through canopy is anticipated to begin in August with completion by the end of the second quarter 2004. The existing Wausau
                                             17
main office which has been used since the Bank opened in 1962 and as most recently expanded during 1992 will be razed. Building project costs including necessary furniture, fixtures, and equipment are estimated to be $4.4 million. Annual depreciation expense after this investment in fixed assets and equipment Is estimated to increase $165 ($100 after income tax benefits). As of June 30, 2003 approximately $172 had been spent on the project primarily for architectural design fees and site preparation. The amount of interest capitalized as project costs at quarter-end was insignificant.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2003 totaled $1,057, or $.64 per basic earnings per share, and $.63 for diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2002 was $1,024, or $.61 per share for basic and diluted earnings per share. Operating results for the second quarter 2003 generated an annualized return on average assets of

1.14% and an annualized return on average equity of 13.82%, compared to 1.22% and 15.23% for the comparable period in 2002.

The following Table 8 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

Table 8: Financial Summary

(dollars in thousands, except per share data)                                 Quarter ended
                                                 June 30,      March 31,     Dec. 31,      Sept. 30,   June 30,
EARNINGS AND DIVIDENDS:                             2003          2003         2002           2002       2002
      Net interest income                       $   3,268    $   3,232   $    3,288    $    3,256   $   3,104
      Provision for loan losses                 $     240    $     225   $      300    $      450   $     180
      Other noninterest income                  $     726    $   1,122   $    1,040    $      841   $     602
      Other noninterest expense                 $   2,220    $   2,317   $    2,072    $    2,097   $   2,046
      Net income                                $   1,057    $   1,224   $    1,332    $    1,051   $   1,024

      Basic earnings per share                  $    0.64    $    0.73   $     0.80    $     0.63   $    0.61
      Diluted earnings per share                $    0.63    $    0.73   $     0.80    $     0.63   $    0.61
      Dividends declared per share              $    0.30    $       -   $    0.375    $        -   $    0.19
      Net book value per share                  $   18.63    $   18.24   $    17.59    $    16.83   $   16.34

      Dividend payout ratio                         46.88%        0.00%       46.88%         0.00%      31.15%
      Average common shares outstanding         1,661,142    1,665,729     1,667,341    1,672,836   1,678,832

BALANCE SHEET - AVERAGE BALANCES:
      Loans receivable, net of allowances
        for loss                                $ 265,863    $ 256,715   $   255,591   $   249,691  $ 240,602
      Assets                                    $ 371,537    $ 365,906   $   363,507   $   355,224  $ 336,125
      Deposits                                  $ 292,698    $ 289,635   $   291,049   $   283,889  $ 265,931
      Stockholders' equity                      $  30,670    $  29,848   $    28,677   $    27,792  $  26,972

PERFORMANCE RATIOS:
      Return on average assets (1)                   1.14%        1.36%         1.45%         1.17%      1.22%
      Return on average stockholders'
        equity (1)                                  13.82%       16.63%        18.43%        15.00%     15.23%
      Average tangible stockholders' equity
        to average assets                            7.92%        7.84%         7.71%         7.61%      7.87%
      Net loan charge-offs to average  loans         0.01%        0.03%         0.21%         0.12%      0.03%
      Nonperforming loans to gross loans             1.06%        1.13%         0.94%         1.74%      1.23%
      Allowance for loan losses to gross loans       1.26%        1.28%         1.22%         1.33%      1.30%
      Net interest rate margin (1)(2)                3.83%        3.89%         3.89%         3.95%      4.04%
      Net interest rate spread (1)(2)                3.34%        3.42%         3.36%         3.43%      3.53%
      Service fee revenue as a percent
      of average demand deposits (1)                 2.83%        2.99%         2.98%         3.41%      3.76%
      Noninterest income as a percent
        of gross revenue                            12.13%       17.49%        15.81%        13.05%     10.02%
      Efficiency ratio                              53.86%       51.67%        46.42%        49.52%     53.23%
      Noninterest expenses to average assets (1)     2.40%        2.57%         2.26%         2.34%      2.44%

STOCK PRICE INFORMATION:
      High                                      $   34.00    $   27.25   $     25.00   $     21.05  $   19.63
      Low                                       $   30.00    $   23.75   $     20.55   $     19.18  $   17.50
      Market value at quarter-end               $   33.25    $   27.25   $     25.00   $     20.58  $   19.25

(1) Annualized
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $154 from $3,242 for the quarter ended June 30, 2002 to $3,396 for the current quarter ended June 30, 2003. For the comparable 6-month periods ending June 30, 2003 and 2002, tax adjusted net interest income increased $392, comprised of an increased $660 from additional asset volume, but decreased $268 due to changes in interest rates. Tax-adjusted net interest margin as a percent of average interest earning assets decreased from 4.04 % in June 2002 to 3.83 % in June 2003. Net interest margin was 3.95 % for the year ended December 31, 2002.

In addition, tax adjusted net interest income of $3,396 for the quarter ended June 30, 2003 increased over $3,362 of tax adjusted net interest income during the prior quarter ended March 2003. However, this level is still less than or similar to the quarters ended December 2002 ($3,424) and September 2002 ($3,394). During 2002, the Company benefited from a falling interest rate environment as deposits and short-term borrowings have repriced faster at lower rates than loans with longer terms and maturities. However, the prolonged low interest rate environment through June 30, 2003 has put more pressure on loan and asset yields than on already low cost of funds. In addition, the Company has positioned itself for an eventual increase in interest rates by extending maturities of certain liabilities at a higher cost. The Company continues to be asset sensitive as seen in Table 6 with a cumulative ratio of rate sensitive assets to rate sensitive liabilities of 115.1%. In the near term, the Company expects continued net interest margin compression due to assets repricing if stable interest rates are assumed. Some primary strategies currently utilized by the Company to increase net interest margin include:

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

Yield on earning assets decreased 84 basis points to 6.07% compared to 6.91% at June 30, 2002. Similarly, the costs for interest-bearing liabilities decreased 65 basis points to 2.73% from 3.38% at June 30, 2002. Due to national and global factors, both economic and social, it is difficult to predict whether short-term rates are at the bottom of the rate cycle. Management believes it is well positioned for future rate increases, as well as continued or lower rate environments relative to competitors. Refer to the previous discussion on management of net interest margin and the liquidity for the Company's strategies and positions in this area. Management expects the net interest margin to continue to come under pressure and decrease during the third quarter 2003 by 7 to 10 basis points due to lower reinvestment yields on the investment securities portfolio and the impact of the recent .25% reduction in the federal funds rate on prime rate adjustable loans.

Table 9A: Net Interest Income Analysis (Quarter)

(dollars in thousands)                    Quarter ended June 30, 2003       Quarter ended June 30, 2002
                                      Average                   Yield/    Average                     Yield/
                                      Balance     Interest      Rate      Balance        Interest       Rate
Assets
Interest-earning assets:
   Loans (1)(2)                       $ 269,259    $   4,490     6.69%    $  243,797      $   4,469    7.35%
   Taxable securities                    55,008          501     3.65%        49,189            678    5.53%
   Tax-exempt securities (2)             21,670          335     6.20%        20,723            344    6.66%
   FHLB stock                             2,340           37     6.34%         2,202             28    5.10%
   Other                                  7,766           23     1.19%         5,771             24    1.67%

   Total (2)                            356,043        5,386     6.07%       321,682          5,543    6.91%

Non-interest-earning assets:
   Cash and due from banks                9,518                                9,389
   Premises and equipment,
      net                                 6,225                                5,127
   Other assets                           3,147                                3,122
   Allowance for loan
      losses                             (3,396)                              (3,195)

   Total                               $371,537                            $ 336,125

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                       $   37,393    $      57     0.61%     $  30,353      $      86    1.14%
   Money market deposits                 66,067          175     1.06%        71,764            267    1.49%
   Time deposits                        143,135        1,200     3.36%       129,551          1,343    4.16%
   FHLB borrowings                       38,000          506     5.34%        38,000            571    6.03%
   Other borrowings                       7,690           52     2.71%         3,324             34    4.10%

   Total                                292,285        1,990     2.73%       272,992          2,301    3.38%

Non-interest-bearing liabilities:
   Demand deposits                       46,103                               34,263
   Other liabilities                      2,479                                1,898
   Stockholders' equity                  30,670                               26,972

   Total                             $  371,537                           $  336,125

Net interest income                                    3,396                   3,242
Rate spread                                                      3.34%                                 3.53%
Net yield on interest-earning assets                             3.83%                                 4.04%
    >
(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.



Table 9B: Net Interest Income Analysis (Six Months)

(dollars in thousands)                    Six months ended June 30, 2003    Six months ended June 30, 2002
                                           Average                 Yield/    Average                Yield/
                                           Balance   Interest      Rate      Balance      Interest   Rate
Assets
Interest-earning assets:
   Loans (1)(2)                          $ 264,619    $   8,901    6.78%   $ 242,564    $   8,875   7.38%
   Taxable securities                       56,601        1,116    3.98%      49,506        1,368   5.57%
   Tax-exempt securities (2)                21,626          673    6.28%      20,385          683   6.76%
   FHLB stock                                2,322           73    6.34%       2,189           54   4.97%
   Other                                     7,916           46    1.17%       7,452           63   1.70%

   Total (2)                               353,084       10,809    6.17%     322,096       11,043   6.91%

Non-interest-earning assets:
   Cash and due from banks                   9,571                             9,274
   Premises and equipment,
      net                                    6,193                             4,989
   Other assets                              3,194                             3,207
   Allowance for loan
      losses                                (3,305)                           (3,116)

   Total                                 $ 368,737                         $ 336,450

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                           $  37,560    $     119    0.64%   $  30,955    $     179   1.17%
   Money market deposits                    68,004          359    1.06%      73,739          551   1.51%
   Time deposits                           142,013        2,466    3.50%     126,981        2,732   4.34%
   FHLB borrowings                          38,000        1,014    5.38%      38,000        1,135   6.02%
   Other borrowings                          6,878           93    2.73%       3,602           80   4.48%

   Total                                   292,455        4,051    2.79%     273,277        4,677   3.45%

Non-interest-bearing liabilities:
   Demand deposits                          43,598                            34,840
   Other liabilities                         2,424                             1,909
   Stockholders' equity                     30,260                            26,424

   Total                                 $ 368,737                         $ 336,450

Net interest income                                       6,758                             6,366
Rate spread                                                        3.38%                            3.46%
Net yield on interest-earning assets                               3.86%                            3.99%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Expense and Expense Volume and Rate Analysis
Six months ended June 30, 2003

                                                          2003 compared to 2002
                                                      increase (decrease) due to (1)
(dollars in thousands)                            Volume             Rate                Net
Interest earned on:
        Loans (2)                          $        807     $       (781)       $         26
        Taxable securities                          196             (448)               (252)
        Tax-exempt securities (2)                    42              (52)                (10)
        FHLB stock                                    3               16                  19
        Other interest income                         4              (21)                (17)

Total                                             1,052           (1,286)               (234)

Interest paid on:
        Savings and demand deposits                  38              (98)                (60)
        Money market deposits                       (43)            (149)               (192)
        Time deposits                               324             (590)               (266)
        FHLB borrowings                               -             (121)               (121)
        Other borrowings                             73              (60)                 13

Total                                               392           (1,018)               (626)

Net interest earnings                      $        660     $       (268)       $        392

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $240 for the three months ended June 30, 2003, and $180 for the three months ended June 30, 2002. Net charge-offs as a percentage of average loans outstanding were .01% and .03% during the three months ended June 30, 2003 and 2002, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Noninterest income increased $124 to $726 during the three months ended June 30, 2003, from $602 in the comparable second quarter of 2002. There were no gains or losses on securities during the three months ended June 30, 2003 and 2002. The majority of this growth ($69) was from an increase of income from the sale of long-term fixed rate mortgage loans, net of servicing right amortization and provision for impairment. The majority of loans sold to outside investors continued to be serviced by the Bank directly with the customer. Gain on sale and servicing of such loans during the quarter was $216 in June 2003 compared to $147 during June 2002. However, during June 2003, additional expense from a change in accounting estimate related to accounting for mortgage servicing rights of $236 was recorded, as well as an $18 provision for impairment of servicing rights reducing gain on sale and servicing of loans by $254 in total.

During June, the Company contracted with an outside consultant for monthly mortgage servicing right (MSR) accounting services due to continued growth in serviced mortgage loans. The Company began servicing mortgage loans for other investors in November 2000. The Company adopted new estimates related to customer mortgage payment activity as part of the new accounting model. Serviced loans are now broken down into a greater number of "pools" with amortization and impairment calculated based on individual customer activity within each pool. Initial servicing rights are based on national prepayment estimates at the time of origination. The new accounting model provides an estimated original MSR cost lower than that using the previous estimates, and amortizes that cost faster than under the Company's previous model. The change in accounting estimate reduced gain on sale and servicing of loans by $236 ($143 after tax benefits, or approximately $.09 per diluted earnings per share).

Through June 30, 2003, the gain on sale and servicing of loans after the change in estimate is more than double the prior year's activity through June 30, 2002, and has substantially enhanced income as interest margins declined during 2003. Management does not expect the current level of mortgage refinancing income to continue during all of 2003. The Company intends to replace this income with ongoing servicing fees of the existing mortgage portfolio and additional investment and insurance sales income. During 2003, the Bank increased the number of commissioned investment sales professionals on staff. Investment and insurance sales commissions were $188 during the six months ended June 2003 compared to $96 in the same period ended June 2002.

At June 30, 2003, the Company serviced $137,476 of loans for outside investors compared to $50,114 serviced at June 30, 2002. The following table summarizes the activity in mortgage servicing rights for the six-month period ended June 30, 2003. The valuation allowance was recorded to recognize impairment of the mortgage servicing right asset due to declines in interest rates that may cause borrowers to prepay mortgage principal much faster than estimated at the time the mortgage was originated.

                                                  Originated    Valuation
                                                      MSR       Allowance          Total
January 1, 2003                                  $   812      $  (115)        $   697

Originated servicing                                 482                          482
Amortization charged to earnings                    (472)                        (472)
Valuation adjustment charged to earnings             (18)         (18)

June 30, 2003                                    $   822      $  (133)        $   689

As a FHLB Mortgage Partnership Finance loan servicer, the Company has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At June 30, 2003, the maximum Company obligation on the entire servicing portfolio for such guarantees would be approximately $428 (.31% of the serviced principal). Due historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote.

NONINTEREST EXPENSE

Noninterest operating expenses increased $174 to $2,220 in June 2003 compared to $2,046 during June 2002, an increase of 8.5%. Increases in employee salaries and benefits totaled $217, as bank employees were granted inflationary and merit increases effective January 1, 2003 averaging 6.1%. In addition, the Company hired additional lenders and investment sales representatives during 2003 who are expected to make a significant impact in our new Rhinelander, Wisconsin full service office and other bank locations. In addition, operating expenses as a percent of average assets declined to 2.40% during the second quarter June 2003 compared to 2.44% during June 2002. During 2003, the Company implemented new expenditure review and approval procedures by location or cost/revenue center which have focused employees on cost control and achieving budgeted net income results. Year to date, additional operating costs have been offset by increased revenue, as the expense efficiency ratio improved to 52.72% for the six months ended June 2003 compared to 53.87% in the prior year.
                                             25
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                             26

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 1, 2003 and May 22, 2003, the Company distributed a total of 1,667 shares of its common stock (valued for this purpose at $27.25 per share) to its directors in lieu of cash payments under the director's incentive compensation plan. This distribution was exempt from registration under Section 4(2) and 3(a)(11) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on April 15, 2003. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal No. 1  -  Amendment of Article 5 of Restated Articles of Incorporation

                                                                     Broker
                                  For      Against     Abstain     Non-Vote
                              737,428      242,474     10,976      170,179

Proposal No. 2  -  Election of Directors

                                                                Broker
                                       For     Withheld        Non-Vote
      Gordon P. Connor              1,135,325    25,662            0
      Patrick L. Crooks             1,155,455     5,532            0
      William J. Fish               1,155,455     5,532            0
      Charles A. Ghidorzi           1,125,825    35,162            0
      Gordon P. Gullickson          1,154,835     6,152            0
      David K. Kopperud             1,155,455     5,532            0
      Thomas R. Polzer              1,155,275     5,712            0
      William M. Reif               1,155,455     5,532            0
      Thomas A. Riiser              1,155,455     5,532            0
      John H. Sonnentag             1,135,135    25,852            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits.

      Exhibits required by Item 601 of Regulation S-K.

      Exhibit
      Number                        Description

      31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of
            2002
      31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of
            2002
      32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      Form 8-K dated April 22, 2003. The Company filed a current report on Form 8-K on April 22, 2003, reporting earnings for the first quarter ended March 31, 2003, under Item 5 and additional related disclosure under Items 9 and 12.
                                             28
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



August 14, 2003                     SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. SECTION 232.102(D))



The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002