Form 10-Q
period 2003-09-30
PSB HOLDINGS INC /WI/
filed 2003-11-12
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

  The number of common shares outstanding at October 23, 2003 was 1,651,069.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                       Quarter Ended September 30, 2003


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2003 (unaudited) and December 31,
                  2002 (derived from audited financial statements)          1

                  Consolidated Statements of Income
                  Three Months and Nine Months Ended September 30, 2003
                  and 2002 (unaudited)                                      2

                  Consolidated Statement of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2003 (unaudited)          3

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002 (unaudited) 4

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              27

         Item 4.  Controls and Procedures                                  27


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         28

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


PSB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2003 unaudited,  December 31, 2002 derived from audited financial statements)
                                                                      Sept. 30,     December 31,
(dollars in thousands, except per share data)                           2003            2002
ASSETS
Cash and due from banks                                            $      12,377   $      15,890
Interest-bearing deposits and money market funds                           4,669           5,490
Federal funds sold                                                             -             172
Cash and cash equivalents                                                 17,046          21,552
Securities available for sale (at fair value)                             69,988          81,056
Federal Home Loan Bank stock (at cost)                                     2,402           2,264
Loans held for sale                                                          179             949
Loans receivable, net of allowance for loan losses of $3,692
   and $3,158, respectively                                              297,655         256,015
Accrued interest receivable                                                1,700           1,732
Foreclosed assets, net                                                       183             573
Premises and equipment                                                     6,481           6,158
Mortgage servicing rights, net                                               749             697
Other assets                                                                 635             472
TOTAL ASSETS                                                        $    397,018   $     371,468
LIABILITIES
Non-interest-bearing deposits                                       $     46,700   $      45,458
Interest-bearing deposits                                                263,405         252,373
   Total deposits                                                        310,105         297,831
Federal Home Loan Bank advances                                           43,000          38,000
Other borrowings                                                          10,483           3,302
Accrued expenses and other liabilities                                     2,030           3,033
   Total liabilities                                                     365,618         342,166
STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,804,850 shares                                                1,805          1,805
Additional paid-in capital                                                  7,150          7,150
Retained earnings                                                          24,627         21,607
Unrealized gain on securities available for sale, net of tax                  891          1,306
Treasury stock, at cost - 153,781 and 138,748 shares, respectively         (3,073)        (2,566)
   Total stockholders' equity                                              31,400         29,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     397,018  $     371,468

PSB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
                                                     Three Months Ended          Nine Months Ended
(dollars in thousands,                                   September 30,            September 30,
except per share data - unaudited)                     2003         2002        2003         2002
Interest income:
   Interest and fees on loans                        $   4,594    $   4,627   $  13,466   $   13,466
   Interest on securities:
      Taxable                                              359          665       1,475        2,033
      Tax-exempt                                           232          223         676          674
   Other interest and dividends                             56           86         175          203
         Total interest income                           5,241        5,601      15,792       16,376
Interest expense:
   Deposits                                              1,368        1,733       4,312        5,195
   FHLB advances                                           506          577       1,520        1,712
   Other borrowings                                         61           35         154          115
         Total interest expense                          1,935        2,345       5,986        7,022
Net interest income                                      3,306        3,256       9,806        9,354
Provision for loan losses                                  240          450         705          810
Net interest income after provision for loan losses      3,066        2,806       9,101        8,544
Noninterest income:
   Service fees                                            323          334         951          890
   Gain on sale of mortgage loans                          718          310       1,871          642
   Mortgage loan servicing, net                            (63)          17        (372)          36
   Investment and insurance sales commissions              115           93         303          189
   Net loss on sale of securities                          (19)           -         (19)           -
   Other noninterest income                                 69           87         257          251
         Total noninterest income                        1,143          841       2,991        2,008
Noninterest expense:
   Salaries and employee benefits                        1,508        1,320       4,343        3,735
   Occupancy                                               286          267         859          832
   Data processing and other office operations             131          153         418          413
   Advertising and promotion                                45           63         133          254
   Other noninterest expenses                              365          294       1,119          921
        Total noninterest expense                        2,335        2,097       6,872        6,155
Income before provision for income taxes                 1,874        1,550       5,220        4,397
Provision for income taxes                                 639          499       1,704        1,364
Net income                                          $    1,235    $   1,051   $   3,516   $    3,033
Basic earnings per share                            $     0.75    $    0.63   $    2.12   $     1.81
Diluted earnings per share                          $     0.74    $    0.63   $    2.10   $     1.81

PSB HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 2003 - unaudited
                                                                              Unrealized
                                                                              Gain (Loss)
                                                Additional                   on Securities
                                    Common       Paid-in       Retained        Available       Treasury
(dollars in thousands)              Stock        Capital       Earnings        For Sale          Stock         Totals
Balance January 1, 2003          $   1,805   $   7,150     $  21,607   $      1,306     $      (2,566)   $   29,302

Comprehensive income:
   Net income                                                  3,516                                          3,516
   Unrealized loss on securities
   available for sale, net of tax                                             (427)                            (427)
   Reclassification adjustment
   for security loss included
   in net income, net of tax                                                    12                               12

      Total comprehensive income                                                                              3,101

Purchase of treasury stock                                                                       (553)         (553)
Distribution of treasury stock in
   settlement of liability to
   Company directors                                                                               46            46
Cash dividends declared $.30
    per share                                                   (496)                                          (496)

Balance September 30, 2003       $   1,805   $     7,150   $  24,627   $       891      $      (3,073)   $   31,400

PSB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2003 and 2002 - unaudited

                                                                            2003            2002
Cash flows from operating activities:

   Net income                                                      $       3,516   $       3,033
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization                   1,495             500
         Provision for loan losses                                           705             810
         Gain on sale of mortgage loans                                   (1,871)           (642)
         Provision for servicing right valuation allowance                    28               -
         Loss on sale of premises and equipment                                -              30
         (Gain) loss on sale of foreclosed assets                             37             (27)
         Loss on sale of securities                                           19               -
         FHLB stock dividends                                               (138)            (85)
         Changes in operating assets and liabilities:
            Accrued interest receivable                                       32             (33)
            Other assets                                                      95            (129)
            Other liabilities                                               (957)           (815)

   Net cash provided by operating activities                               2,961           2,642

Cash flows from investing activities:

   Proceeds from sale and maturities of:
      Securities held to maturity                                              -             682
      Securities available for sale                                       40,016           8,848
   Payment for purchase of:
      Securities held to maturity                                              -          (1,537)
      Securities available for sale                                      (30,122)        (12,857)
   Net increase in loans                                                 (40,345)        (14,919)
   Capital expenditures                                                     (702)         (1,638)
   Proceeds from sale of premises and equipment                                -              29
   Proceeds from sale of foreclosed assets                                   280             278
   Net cash used in investing activities                                 (30,873)        (21,114)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Cash flows from financing activities:

   Net increase in non-interest-bearing deposits                         1,242           1,809
   Net increase in interest-bearing deposits                            11,032          13,148
   Proceeds from long-term FHLB advances                                15,000               -
   Repayments of long-term FHLB advances                               (10,000)
   Net increase (decrease) in other borrowings                           7,181            (813)
   Dividends paid                                                         (496)           (320)
   Proceeds from issuance of stock options                                   -              52
   Purchase of treasury stock                                             (553)           (329)

   Net cash provided by financing activities                            23,406          13,547

Net decrease in cash and cash equivalents                               (4,506)         (4,925)
Cash and cash equivalents at beginning                                  21,552          25,550

Cash and cash equivalents at end                                    $   17,046   $      20,625

Supplemental cash flow information:

Cash paid during the period for:
      Interest                                                      $    6,205   $       7,330
      Income taxes                                                       1,650           1,300

Noncash investing and financing activities:

      Loans charged off                                             $      206   $         321
      Loans transferred to foreclosed assets                               178             397
      Loans originated on sale of foreclosed assets                        251             331
      Distribution of treasury stock in settlement of liability
         to Company directors                                               46              60

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

As permitted by generally accepted accounting principles, the Company has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Company's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months and nine months ended September 30, 2003, there was no pro forma impact to net income or earnings per share during these periods. However, there were grants of 4,614 stock options (with an exercise price of $17.65 per share) during the quarter ended June 30, 2002. Had compensation cost for the option grants been determined in accordance with the "fair value method", net income would have decreased approximately $9,228 during the nine months ended September 30, 2002, and reduced earnings per share by less than $.01 per share.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date. As of September 30, 2003, 26,892 options outstanding were eligible to be exercised at a weighted average exercise price of $16.80 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                            Three months ended           Nine months ended
(dollars in thousands, except per share data)                  September 30,               September 30,
(unaudited)                                              2003             2002          2003            2002
Net income                                    $         1,235  $         1,051  $        3,516  $        3,033

Weighted average shares outstanding                 1,651,265        1,672,836       1,659,326       1,676,942
Effect of dilutive stock options outstanding           13,353            4,712          11,892           3,108
Diluted weighted average shares outstanding         1,664,618        1,677,548       1,671,218       1,680,050
Basic earnings per share                      $          0.75  $          0.63  $         2.12  $         1.81
Diluted earnings per share                    $          0.74  $          0.63  $         2.10  $         1.81

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

                                                   Three months ended                 Nine months ended
                                                      September 30,                    September 30,
     (dollars in thousands - unaudited)           2003           2002               2003          2002
Net income                                  $     1,235    $      1,051      $      3,516    $      3,033
Unrealized loss on securities
  available for sale, net of tax                   (602)           (187)             (427)            244
Reclassification adjustment for security             12                                12
  loss included in net income, net of tax
Comprehensive income                        $       645    $        864      $      3,101    $      3,277

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses
                                            8
the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

BALANCE SHEET

At September 30, 2003, total assets were $397,018, an increase of $36,713, or 10.2%, over September 30, 2002. Gross loans (including loans held for sale and unamortized direct loan origination costs) were $301,526 at September 30, 2003, growing $45,846 over September 30, 2002 for an increase of 17.9%. Book value of investment securities was $69,988 at September 30, 2003, a decrease of $5,685 or 7.5% from September 30, 2002. The decline in securities was due primarily to prepayments of principal on mortgage-backed securities prompted by historically low long-term mortgage rates seen during the second quarter of 2003. Asset growth since September 30, 2002 was funded by an increase in deposits of $21,513, or 7.5%, an increase in other short-term borrowings of $6,969, or 298.3%, and an additional FHLB advance of $5 million, or 13.2%.

Table 1:  Period-End Loan Composition

                                                September 30,            September 30,         December 31, 2002
                                             Dollars      Dollars     Percentage of total               Percentage
(dollars in thousands)                         2003         2002        2003      2002       Dollars     of total
Commercial, industrial and agricultural     $   70,928   $   66,463     23.5%      26.0%   $   64,529       24.8%
Commercial real estate mortgage                140,266      106,902     46.5%      41.7%      114,982       44.2%
Residential real estate mortgage                73,291       64,823     24.3%      25.4%       61,948       23.8%
Residential real estate loans held for sale        179            -      0.1%       0.0%          949        0.4%
Consumer home equity                             8,637         6,601     2.9%       2.6%        7,274        2.8%
Consumer and installment                         8,225        10,891     2.7%       4.3%       10,440        4.0%

Totals                                      $  301,526   $   255,680   100.0%     100.0%   $  260,122      100.0%

                                            10

The amount of residential real estate mortgages held increased from the year earlier period and prior quarter by a substantial amount, but continues to reflect a lower percentage of the total loan portfolio. The increase in residential mortgages during 2003 is from the Company retaining some 15 year fixed rate mortgages rather than selling the principal to the secondary market. These mortgages were retained as part of an asset-liability management strategy to maximize net interest margin without a significant increase in interest rate risk due to the current cash and projected liquidity position in light of interest sensitivity of the entire balance sheet and opportunities for re-investment of investment security cash flows into loans or other new securities. The amount of 15 year fixed rate mortgages originated by the program during 2003 was approximately $12.0 million with an average yield of 4.95%. Approximately one-half of this production was funded by maturing and prepaid mortgage backed investment securities during this period. This program was discontinued during August 2003 and all 15 year fixed rate mortgage loans originated by the Company are currently sold to other investors on the secondary market to eliminate the associated interest rate risk.

As the Company reallocated resources to handle demand for residential real estate loans prompted by historically low interest rates, it experienced substantial repayments of consumer retail installment loans that were not replaced. In its markets, the Company faces substantial competition from credit unions and other financial institutions for retail installment lending such as auto loans. The Company renewed efforts during 2003 to retain some market share in consumer lending by educating a wider range of bank staff eligible to originate consumer loans and changing the primary delivery channel from traditional loan officers to personal bankers and other retail customer contact staff. Home equity loans are actively promoted to high quality individual borrowers with low interest rates as compared to local competitors.

During 2003, commercial real estate mortgages increased primarily from new commercial construction and financing owner occupied commercial retail buildings, factories, and warehouses. Non-real estate commercial and industrial loans have experienced a shift in which personal property and equipment secured loans have declined while cash flow business lines of credit have increased.

The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets decreased $1,280 to $3,455 at September 30, 2003 from $4,735 at September 30, 2002, primarily because of fewer loans on nonaccrual status. However, nonperforming assets have increased $449 from $3,006 at December 31, 2002. Total
                                            11
nonperforming assets as a percentage of total assets continues to be favorable with .87% and .81% at September 30, 2003 and December 31, 2002, respectively.

The Company ceases to accrue interest on loans which are 90 days past due and considers them nonperforming loans until the borrower has made up any late payments and is able to continue required payments in the future.
Nonperforming loans also include restructured loans until 6 consecutive monthly payments are received under the new loan terms. The Company continues to aggressively manage past due customers and lowered the level of nonperforming loans to gross loans from 1.74% at September 2002 to 1.09% at September 2003. The Company also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were 1.02% at September 2003 compared to .87% at December 2002 and 1.24% at September 2002. The allowance for loan losses was 1.23% of gross loans at September 2003 compared to 1.33% at September 2002. Management reviews the activity in individual identified problem loans weekly and adjusts for the adequacy of loan loss reserves quarterly.

At September 30, 2002 nonaccrual loans included $587 of loan principal to a borrower secured by non real-estate commercial collateral. During September 2002, the Company was notified of the borrower's bankruptcy. The Bank was not the lead lender in the commercial relationship, and due to inadequate collateral protection, an additional $270 of loan loss provisions were recorded during the quarter ended September 30, 2002 to cover estimated principal losses not specifically identified and reserved previously. During October 2002, a charge-off of $376 was authorized and recorded. The remaining principal balance on this relationship was fully reserved in the allowance for loan losses from provisions made prior to September 30, 2002.

Table 2:  Allowance for Loan Losses

                                           Three months ended      Nine months ended
                                               September 30,          September 30,
(dollars in thousands)                        2003       2002       2003       2002
Allowance for loan losses at beginning     $ 3,517     $ 3,254    $ 3,158    $ 2,969

Provision for loan losses                      240         450        705        810
Recoveries on loans previously charged-off      13          11         35         59
                                               (78)       (321)      (206)      (444)
Loans charged off

Allowance for loan losses at end           $ 3,692     $ 3,394    $ 3,692    $ 3,394

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been
                                            12
renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

Table 3:  Nonperforming Assets

                                                      Sept. 30,           Dec. 31,
(dollars in thousands)                         2003           2002          2002
Nonaccrual loans                           $    2,775     $    3,784    $    1,786
Accruing loans past due 90 days or more             7              -             -
Restructured loans not on nonaccrual              490            655           647

Total nonperforming loans                       3,272          4,439         2,433
Foreclosed assets                                 183            296           573

Total nonperforming assets                 $    3,455     $    4,735    $    3,006

Nonperforming loans as a % of gross
   loans receivable                              1.09%          1.74%         0.94%

Total nonperforming assets as a % of total
   Assets                                        0.87%          1.31%         0.81%

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash at a reasonable cost. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail core and time deposits as a percentage of total funding sources were 72.0% at September 30, 2003, and 75.2% at September 30, 2002. Wholesale funding and broker and national certificates of deposit represent the balance of the Company's total funding needs. Company use of brokered jumbo deposits has increased since September 2002 and accounted for 2.2% of the decline in retail deposits as a percentage of total funding sources.
                                            13

Table 4: Period-end Deposit Composition


                                                           September 30,
                                                    2003                2002
(dollars in thousands)                           $      %           $            %
Non-interest bearing demand            $     46,700     15.1%   $    43,316    15.0%
Interest-bearing demand and savings           45,257    14.6%        32,848    11.4%
Money market deposits                         70,747    22.8%        74,119    25.6%
Retail time deposits less than $100           59,180    19.0%        60,656    21.0%
Retail time deposits $100 and over            39,968    12.9%        37,424    13.0%
Broker & national time deposits
   less than $100                             11,011     3.6%        12,946     4.5%
Broker & national time deposits $100
   and over                                   37,242    12.0%        27,283     9.5%

Totals                                 $     310,105   100.0%   $   288,592   100.0%

The interest rate paid on money market deposits is adjustable based on the Company's discretion but generally tracks the movements of national money market funds. As short-term interest rates have decreased during 2002 and 2003, the yield on this account has declined substantially. Deposits due to investors as part of the Company's secondary market loan servicing activities included in total non-interest bearing deposits was approximately $2.4 million at September 30, 2003 compared to $4.5 million at September 30, 2002. As a source of low cost long-term deposits and in connection with a new full service retail location in Rhinelander, Wisconsin, the Company is aggressively seeking commercial non-interest bearing deposits as well as consumer core deposits.

Table 5: Summary of Changes by Significant Deposit Source

                                                      September 30,        Change from prior year
(dollars in thousands)                            2003           2002            $         %
Total time deposits $100 and over          $       77,210  $     64,707  $    12,503    19.3%
Total broker and national time deposits            48,253        40,229        8,024    19.9%
Total retail time deposits                         99,148        98,080        1,068     1.1%
Core deposits, including money market
   Deposits                                       162,704       150,283       12,421     8.3%

The Company's retail deposit offices are in locations that demand consumer retail deposit rates generally greater than national rates for equivalent certificate of deposit terms. To fund larger commercial loan originations or acquire other large blocks of funding, the Company actively
                                            14
purchases broker and other national time deposits. The Company actively manages such deposits to control the potential volatility of such funds while lowering overall deposit borrowing costs. Consequently, broker and national deposits increased substantially over the prior year, while local retail deposits have shown modest growth in comparison. Company policy is to limit broker and national time deposits to 20% of total assets. As of September 30, 2003 broker and national time deposits were 12.2% of total assets.

Unused credit advances from the Federal Home Loan Bank of Chicago available to the Company at September 30, 2003 totaled approximately $34 million based on an open line of credit and securities available for pledging for advances. In addition, the Company had unused commitments from other correspondent banks for federal funds purchased up to $19.9 million. The primary alternative funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits. The Company believes its current liquidity position and sources of funds for liquidity management is adequate.

Table 6 below presents maturity repricing information as of September 30, 2003. The following repricing methodologies should be noted:

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

4. Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12 month time horizon.

Table 6: Interest Rate Sensitivity Gap Analysis

                                                             September 30, 2003
(dollars in thousands)        0-90 Days   91-180 days   181-365 days  1-2 yrs.  Bynd 2-5 yrs. Beyond 5 yrs. Total
Earning assets:
    Loans                    $ 110,354   $  21,297    $   42,432   $  51,038   $  61,331    $  15,074  $  301,526
    Securities                   3,780       4,658         9,004      18,126      18,067       16,353      69,988
    FHLB stock                   2,402           -             -           -           -            -       2,402
    Other earning assets         4,669           -            -            -           -            -       4,669

Total                        $ 121,205   $  25,955    $   51,436   $  69,164   $  79,398    $  31,427  $  378,585
Cumulative rate
  sensitive assets           $ 121,205   $ 147,160    $  198,596   $ 267,760   $ 347,158    $ 378,585

Interest-bearing liabilities
    Interest-bearing         $  91,698   $  17,351    $   48,178   $  22,974   $  33,691    $  49,513  $  263,405
    deposits
    FHLB advances               16,000           -             -      19,000       8,000            -      43,000
    Other borrowings             2,907       1,644          3,728          -       2,204            -      10,483

Total                        $ 110,605   $  18,995    $    51,906  $  41,974   $  43,895    $  49,513  $  316,888
Cumulative interest
  sensitive liabilities      $ 110,605   $ 129,600    $   181,506  $ 223,480   $ 267,375    $ 316,888

Interest sensitivity gap for
    the individual period    $  10,600   $   6,960    $      (470) $  27,190   $  35,503    $ (18,086)

Ratio of rate sensitive assets
    to rate sensitive
    liabilities for
    the individual period        109.6%      136.6%          99.1%     164.8%      180.9%        63.5%

Cumulative interest
  sensitivity gap            $  10,600   $  17,560    $    17,090  $   44,280  $  79,783    $  61,697

Cumulative ratio of rate
  sensitive assets
    to rate sensitive            109.6       113.5%         109.4%      119.8%     129.8%       119.5%
    liabilities

If interest rates rose 200 basis points or fell 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would change from 109.4% to 103.7% (if up 200 basis points) and 113.3% (if down 100 basis points), respectively. The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. The Company also uses various policy measures to assess adequacy of the Company's liquidity and interest rate risk as described below.

Basic Surplus

The Company measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. The Company's basic surplus, including available open line of credit FHLB advances not yet utilized at September 30, 2003 and 2002 was 7.4% and 14.0%, respectively and above the 5% minimum required by policy.

Interest Rate Risk Limits

The Company balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, the Company models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At September 30, 2003, net interest income for the next 12 months was projected to increase 1.64% if rates increased 200 basis points, and was projected to decrease 1.55% if rates decreased 100 basis points, which is less than the 15% required by policy and was considered acceptable by management. At September 30, 2002, net interest income for the next 12 months was projected to decrease 1.88% if rates increased 200 basis points, and was projected to decrease 1.75% if rates decreased 100 basis points.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. The Company's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At September 30, 2003, the Company's core funding utilization ratio was projected to be 44.6% if rates increased 200 basis points and was therefore within policy requirements. At September 30, 2002, the Company's core funding utilization ratio was projected to be 42.0% if rates increased 200 basis points.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2003 increased $3,310 to $31,400, or 11.8% from $28,090 at September 30, 2002. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $891 at September 30, 2003 compared to unrealized gains of $735 at September 30, 2002.
                                            17
The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2003, and 2002, the Subsidiary Bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were well in excess of regulatory minimums and were classified as "well-capitalized". Management expects the Company to remain well-capitalized during the remainder of 2003 based on planned asset growth.

The Company maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. During the quarter ended September 30, 2003, the Company completed the annual repurchase program and repurchased 400 shares at an average price of $34.00 per share. For all of 2003, 16,700 shares were repurchased at an average price of $33.10 per share. For the remainder of 2003, management anticipates retaining capital to support asset growth while continuing a cash dividend to shareholders.

Effective with the $.30 dividend declared June 17, 2003, the Company intends to equalize the amounts of the semi-annual cash dividends. Accordingly, under the dividend policy, the Company expects that the dividend to be paid in January, 2004 may be less than the January 2003 dividend, but that the total dividends to be paid in July 2003 and January 2004 will exceed the $.565 per share total dividends paid in July 2002 and January 2003. The Company also reaffirmed its goal of increasing its shareholder dividend on an annual basis subject to operating results and financial condition of the Company.

Table 7:  Capital Ratios - Consolidated Holding Company

                                                                     September 30,     Dec 31.
                                                                    2003      2002      2002
Tier 1 capital to period end tangible assets (leverage ratio)       7.68%     7.59%     7.55%
Tier 1 capital to adjusted risk-weighted assets                     9.79%    10.33%    10.25%
Total capital to adjusted risk-weighted assets                     10.97%    11.58%    11.41%

On November 19, 2002, the Company's shareholders approved an increase in authorized shares from 1,000,000 to 3,000,000, allowing the Board of Directors to effect a 2 for 1 stock split paid on December 2, 2002. All references in the accompanying financial statements and statistical analysis to the number of common shares and per share amounts for 2002 have been restated to reflect the split.

PREMISES AND EQUIPMENT

The Company announced during July 2003 the construction of a new bank and financial services office and administrative headquarters located on property adjacent to the existing Wausau, Wisconsin, main office location. Construction of the 32,000 square foot office and drive-through canopy began during August with completion anticipated by the end of the second quarter 2004. The existing Wausau main office which has been used since the Bank opened in 1962 and as most recently expanded during 1992 will be razed. Building project costs including necessary
                                            18
furniture, fixtures, and equipment are estimated to be $4.4 million. Annual depreciation expense after this investment in fixed assets and equipment is estimated to increase $165 ($100 after income tax benefits). As of November 6, 2003, approximately $749 had been spent on the project ($451 was spent by September 30, 2003). The amount of interest capitalized as project costs by September 30, 2003 was insignificant.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2003 totaled $1,235, or $.75 for basic earnings per share, and $.74 for diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2002 was $1,051, or $.63 per share for basic and diluted earnings per share. Operating results for the third quarter 2003 generated an annualized return on average assets of 1.26% and an annualized return on average equity of 15.76%, compared to 1.17% and 15.00% for the comparable period in 2002.

The following Table 8 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

Table 8: Financial Summary

(dollars in thousands, except per share data)                        Quarter ended
                                          Sept. 30,       June 30,        March 31,        Dec. 31,       Sept. 30,
EARNINGS AND DIVIDENDS:                     2003            2003            2003             2002           2002
    Net interest income               $     3,306    $     3,268       $     3,232   $      3,288    $      3,256
    Provision for loan losses         $       240    $       240       $       225   $        300    $        450
    Other noninterest income          $     1,143    $       726       $     1,122   $      1,040    $        841
    Other noninterest expense         $     2,335    $     2,220       $     2,317   $      2,072    $      2,097
    Net income                        $     1,235    $     1,057       $     1,224   $      1,332    $      1,051
    Basic earnings per share          $      0.75    $      0.64       $      0.73   $       0.80    $       0.63
    Diluted earnings per share        $      0.74    $      0.63       $      0.73   $       0.80    $       0.63
    Dividends declared per share      $         -    $     0.300       $         -   $      0.375    $          -
    Net book value per share          $     19.02    $     18.63       $     18.24   $      17.59    $      16.83
    Dividend payout ratio                    0.00%         46.88%             0.00%         46.88%           0.00%
    Average common shares outstanding   1,651,265      1,661,142         1,665,729       1,667,341      1,672,836

BALANCE SHEET - AVERAGE BALANCES:
    Loans receivable, net of
    allowances for loss               $   288,448    $   265,863       $   256,715   $     255,591   $    249,691
    Assets                            $   389,267    $   371,537       $   365,906   $     363,507   $    355,224
    Deposits                          $   307,752    $   292,698       $   289,635   $     291,049   $    283,889
    Stockholders' equity              $    31,085    $    30,670       $    29,848   $      28,677   $     27,792

PERFORMANCE RATIOS:
    Return on average assets (1)             1.26%          1.14%             1.36%           1.45%          1.17%
    Return on average stockholders'
      equity (1)                            15.76%         13.82%            16.63%          18.43%         15.00%
    Average tangible stockholders'
      equity to average assets               7.70%          7.92%             7.84%           7.71%          7.61%
    Net loan charge-offs to average
      loans                                  0.02%          0.01%             0.03%           0.21%          0.12%
    Nonperorming loans to gross loans        1.09%          1.06%             1.13%           0.94%          1.74%
    Allowance for loan losses to gross
      loans                                  1.23%          1.26%             1.28%           1.22%          1.33%
    Net interest rate margin (1)(2)          3.67%          3.83%             3.89%           3.89%          3.95%
    Net interest rate spread (1)(2)          3.21%          3.34%             3.42%           3.36%          3.43%
    Service fee revenue as a percent
    of average demand deposits (1)           2.48%          2.83%             2.99%           2.98%          3.41%
    Noninterest income as a percent
      of gross revenue                      17.90%         12.13%            17.49%          15.81%         13.05%
    Efficiency ratio (2)                    50.94%         53.86%            51.67%          46.42%         49.52%
    Noninterest expenses to average
       assets (1)                            2.38%          2.40%             2.57%           2.26%          2.34%

STOCK PRICE INFORMATION:
    High                              $      34.24   $     34.00       $     27.25   $       25.00   $      21.05
    Low                               $      33.00   $     30.00       $     23.75   $       20.55   $      19.18
    Market value at quarter-end       $      33.50   $     33.25       $     27.25   $       25.00   $      20.58

(1) Annualized
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $47 from $3,394 for the quarter ended September 30, 2002 to $3,441 for the current quarter ended September 30, 2003. For the comparable 9-month periods ending September 30, 2003 and 2002, tax adjusted net interest income increased $437, comprised of an increased $1,213 from additional asset volume, but decreased $776 due to declining net interest margin. Quarterly tax-adjusted net interest margin as a percent of average interest earning assets decreased from 3.95 % in September 2002 to 3.67 % in September 2003. Net interest margin was 3.95 % for the year ended December 31, 2002.

During 2002, the Company benefited from a falling interest rate environment as deposits and short-term borrowings repriced faster at lower rates than loans with longer terms and maturities. However, the prolonged low interest rate environment through September 30, 2003 has put more pressure on loan and asset yields than on already low cost of funds. In addition, the Company has positioned itself for an eventual increase in interest rates by extending maturities of certain liabilities at a higher cost. The Company continues to be asset sensitive as seen in Table 6 with a 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities of 109.4%. In the near term, the Company expects net interest margin to stabilize as loan and security assets have received the majority of anticipated prepayments due to declining interest rates. In addition, the Company expects the prime to remain the same in the near term.

Quarterly yield on earning assets decreased 95 basis points to 5.73% compared to 6.68% at September 30, 2002. Similarly, the costs for interest-bearing liabilities decreased 73 basis points to 2.52% from 3.25% at September 30, 2002. Management believes short-term term interest rates to be at the bottom of the current interest rate cycle. In addition, long-term interest rates are expected to increase modestly as the national economy improves growth prospects. Management believes it is well positioned for future rate increases, as well as continued stable rate environments relative to competitors. Refer to the previous discussion on management of net interest margin and the liquidity for the Company's strategies and positions in this area.

Table 9A: Net Interest Income Analysis (Quarter)

(dollars in thousands)                     Quarter ended Sept. 30, 2003      Quarter ended Sept. 30, 2002
                                       Average                   Yield/   Average                   Yield/
                                       Balance       Interest     Rate    Balance       Interest     Rate
Assets
Interest-earning assets:
   Loans (1)(2)                     $  292,023    $      4,609    6.26%  $  252,879    $  4,650    7.30%
   Taxable securities                   48,500             359    2.94%      50,678         665    5.21%
   Tax-exempt securities (2)            22,744             352    6.14%      20,431         338    6.56%
   FHLB stock                            2,391              38    6.31%       2,234          27    4.79%
   Other                                 6,457              18    1.11%      14,698          59    1.59%
   Total (2)                           372,115           5,376    5.73%     340,920       5,739    6.68%

Non-interest-earning assets:
   Cash and due from banks              11,439                                8,529
   Premises and equipment,
      net                                6,302                                5,692
   Other assets                          2,986                                3,271
   Allowance for loan
      losses                            (3,575)                             (3,188)
   Total                            $  389,267                           $ 355,224

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                      $    42,589   $         63    0.59%  $  34,110     $     88    1.02%
   Money market deposits                 69,230            161    0.92%     72,555          267    1.46%
   Time deposits                        144,298          1,144    3.15%    138,413        1,378    3.95%
   FHLB borrowings                       38,707            506    5.19%     38,000          577    6.02%
   Other borrowings                       9,684             61    2.50%      3,363           35    4.13%
   Total                                304,508          1,935    2.52%    286,441        2,345    3.25%

Non-interest-bearing liabilities:
   Demand deposits                       51,635                             38,811
   Other liabilities                      2,039                              2,180
   Stockholders' equity                  31,085                             27,792
   Total                            $   389,267                         $  355,224

Net interest income                                      3,441                            3,394
Rate spread                                                       3.21%                            3.43%
Net yield on interest-earning assets                              3.67%                            3.95%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 9B: Net Interest Income Analysis (YTD)

(dollars in thousands)                     Nine months ended Sept 30, 2003      Nine months ended Sept. 30, 2002
                                          Average                    Yield/     Average                   Yield/
                                          Balance        Interest     Rate      Balance       Interest     Rate
Assets
Interest-earning assets:
   Loans (1)(2)                       $  273,854     $    13,509       6.60% $  246,040    $    13,525     7.35%
   Taxable securities                     53,871           1,475       3.66%     49,901          2,033     5.45%
   Tax-exempt securities (2)              22,003           1,024       6.22%     20,400          1,021     6.69%
   FHLB stock                              2,345             111       6.33%      2,204             81     4.91%
   Other                                   7,424              64       1.15%      9,893            122     1.65%
   Total (2)                             359,497          16,183       6.02%    328,438         16,782     6.83%

Non-interest-earning assets:
   Cash and due from banks                10,200                                  9,023
   Premises and equipment,
      Net                                  6,229                                  5,226
   Other assets                            3,125                                  3,231
   Allowance for loan
      Losses                              (3,396)                                (3,140)
   Total                              $  375,655                             $  342,778

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      Deposits                        $    39,255    $       182      0.62%  $   32,018    $       267     1.11%
   Money market deposits                   68,449            520      1.02%      73,312            818     1.49%
   Time deposits                          142,783          3,610      3.38%     130,834          4,110     4.20%
   FHLB borrowings                         38,238          1,520      5.31%      38,000          1,712     6.02%
   Other borrowings                         7,823            154      2.63%       3,521            115     4.37%
   Total                                  296,548          5,986      2.70%     277,685          7,022     3.38%

Non-interest-bearing liabilities:
   Demand deposits                         46,307                                36,178
   Other liabilities                        2,265                                 2,009
   Stockholders' equity                    30,535                                26,906
   Total                              $   375,655                            $  342,778

Net interest income                                       10,197                                 9,760
Rate spread                                                           3.32%                                3.45%
Net yield on interest-earning assets                                  3.79%                                3.97%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Expense and Expense Volume and Rate Analysis
Nine months ended September 30, 2003

                                                             2003 compared to 2002
                                                        increase (decrease) due to (1)
(dollars in thousands)                         Volume               Rate                Net
Interest earned on:
      Loans (2)                        $      1,529        $     (1,545)       $          (16)
      Taxable securities                        162                (720)                 (558)
      Tax-exempt securities (2)                  80                 (77)                    3
      FHLB stock                                  5                  25                    30
      Other interest income                     (30)                (28)                  (58)

Total                                         1,746              (2,345)                 (599)

Interest paid on:
      Savings and demand deposits                 60               (145)                  (85)
      Money market deposits                      (54)              (244)                 (298)
      Time deposits                              375               (875)                 (500)
      FHLB borrowings                             11               (203)                 (192)
      Other borrowings                           141               (102)                   39

Total                                            533             (1,569)               (1,036)

Net interest earnings                  $       1,213       $       (776)       $          437

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable
Equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $240 for the three months ended September 30, 2003, and $450 for the three months ended September 30, 2002. Net charge-offs as a percentage of average loans outstanding were .02% and .12% during the three months ended September 30, 2003 and 2002, respectively. Refer to the discussion of a large problem loan relationship at September 2002 under the Balance Sheet discussion following Table 1: Period-End Loan Composition.
                                            24
Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Noninterest income grew $302 in the third quarter 2003 to $1,143 compared to $841 in 2002. Virtually all of this growth ($328) was from an increase of income from the sale of long-term fixed rate mortgage loans, net of servicing right amortization and provision for impairment. The majority of loans sold to outside investors continue to be serviced by the Bank directly with the customer. Gain on sale and servicing of such loans during the quarter was $655 in September 2003 compared to $327 during September 2002. For the nine months ended September 30, gain on sale and servicing fixed rate mortgages was $1,499 and $678 in 2003 and 2002, respectively. During June 2003, additional expense from a change in accounting estimate related to accounting for mortgage servicing rights of $236 was recorded which reduced second quarter diluted earnings by approximately $.09 per share.

Through September 30, 2003, the gain on sale and servicing of loans is more than double the prior year's activity through September 30, 2002, and has substantially enhanced income as interest margins declined during 2003. Management does not expect the current level of mortgage refinancing income to continue during the fourth quarter 2003. The Company intends to replace this fee income with ongoing servicing fees of the existing mortgage portfolio and additional investment and insurance sales income. During 2003, the Bank increased the number of commissioned investment sales professionals on staff. Investment and insurance sales commissions were $303 during the nine months ended September 2003 compared to $189 in the same period ended September 2002.

On September 3, 2003, the Company announced formation of Peoples Insurance Services LLC, a commercial property and casualty insurance agency and brokerage. The Company believes the commercial insurance products are a good fit with the existing commercial loan customer base in addition to opportunities available with non-customers in the local market area. Mr. Jeff Cole has been named President of Peoples Insurance Services and brings experience in pricing insurance products in addition to experience in managing and selling such insurance products.

At September 30, 2003, the Company serviced $148,738 of loans for outside investors compared to $64,780 serviced at September 30, 2002. The following table summarizes the activity in mortgage servicing rights for the nine-month period ended September 30, 2003. The valuation allowance was recorded to recognize impairment of the mortgage servicing right asset due to declines in interest rates that may cause borrowers to prepay mortgage principal much faster than estimated at the time the mortgage was originated.

Table 11: Mortgage Servicing Rights Activity
Nine months ended September 30, 2003

                                                   Originated        Valuation
(dollars in thousands)                                MSR            Allowance           Total
January 1, 2003                             $           812  $         (115)   $            697

Originated servicing                                    714                                 714
Amortization charged to earnings                       (634)                               (634)
Valuation adjustment charged to earnings                (28)            (28)

September 30, 2003                          $           892  $         (143)   $            749

As a FHLB Mortgage Partnership Finance loan servicer, the Company has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. At September 30, 2003, the maximum Company obligation on the entire servicing portfolio for such guarantees would be approximately $493 (.33% of the serviced principal). Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by the Company.

NONINTEREST EXPENSE

Noninterest operating expenses increased $238 to $2,335 in September 2003 compared to $2,097 during September 2002, an increase of 11.3%. Increases in employee salaries and benefits totaled $188 during the quarter ended September 30, 2003 compared to the prior year quarter, as bank employees were granted inflationary and merit increases effective January 1, 2003 averaging 6.1%. In addition, the Company hired additional lenders in our Rhinelander market and investment and insurance sales representatives during 2003 that have had a significant impact. Operating expenses as a percent of average assets increased slightly to 2.38% during the third quarter September 2003 compared to 2.34% during September 2002. Year to date, additional operating costs have been offset by increased revenue, as the expense efficiency ratio improved to 52.11% for the nine months ended September 2003 compared to 52.30% in the prior year.
                                            26

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4.     INTERNAL CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                            27

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

(b)   Reports on Form 8-K:

     Form 8-K dated September 3, 2003. The Company filed a current report on Form 8-K on September 3, 2003, to announce the commencement of commercial insurance sales through a wholly-owned subsidiary, Peoples Insurance Services LLC under Item 9.

     Form 8-K dated July 23, 2003. The Company filed a current report on Form 8-K on July 23, 2003, reporting earnings for the second quarter ended June 30, 2003, under Item 5 and additional related disclosure under Items 9 and 12.

     Form 8-K dated July 14, 2003. The Company filed a current report on Form 8-K on July 14, 2003, to announce the construction of a new regional financial services office and administrative headquarters under Item 9.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



November 12, 2003                   SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                            29

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))



The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002