Form 10-K
period 2003-12-31
PSB HOLDINGS INC /WI/
filed 2004-03-12
CIK 948368

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  __________

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2003

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

            For the transition period from .......... to ......................

                       Commission file number:  0-26480
                              PSB HOLDINGS, INC.
                                 WWW.PSBWI.COM

                  WISCONSIN                        39-1804877

                            1905 W. Stewart Avenue
                                 P.O. Box 1686
                         Wausau, Wisconsin 54402-1686
      Registrant's telephone number, including area code:  (715) 842-2191

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

                            Yes   X        No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                          Yes   ___       No     X

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2003, was approximately $51,522,000. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of March 1, 2004, 1,733,630 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 12, 2004 (to the extent specified herein): Part III


                                   FORM 10-K

                              PSB HOLDINGS, INC.

                               TABLE OF CONTENTS


PART I

                                     ITEM

      1.    Business..........................................................1
      2.    Properties........................................................6
      3.    Legal proceedings.................................................6
      4.    Submission of matters to a vote of security holders...............6


PART II

      5.    Market for registrant's common equity and related stockholder matters...........................................................7
      6.    Selected financial data...........................................9
      7.    Management's discussion and analysis of financial condition and results of operations............................................10
      7A.   Quantitative and qualitative disclosures about market risk.......47
      8.    Financial statements and supplementary data......................48
      9.    Changes in and disagreements with accountants on accounting and
            financial disclosure                                             85
      9A.   Controls and Procedures..........................................85


PART III

      10.   Directors and executive officers of the registrant...............86
      11.   Executive compensation...........................................87
      12.   Security ownership of certain beneficial owners and management and related stockholder matters..................................87
      13.   Certain relationships and related transactions...................88
      14.   Principal Auditor Fees and Services..............................88


PART IV

      15.   Exhibits, financial statement schedules, and reports on Form 8-K.89

                                    PART I

ITEM 1.  BUSINESS.

BUSINESS OPERATIONS AND PRODUCTS

PSB Holdings, Inc., a Wisconsin corporation formed in 1995, is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). PSB Holdings, Inc.'s sole business is the ownership and management of Peoples State Bank, a Wisconsin state chartered bank headquartered in Wausau, Wisconsin. Since 1962, Peoples State Bank has operated as a community bank and currently serves customers in the central and northern Wisconsin counties of Marathon, Oneida, and Vilas through a branch network of 7 retail locations. This Annual Report on Form 10-K describes the business of PSB Holdings, Inc. and Peoples State Bank as in effect on December 31, 2003, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

PSB's branch offices are located in the communities of Wausau, Rib Mountain, Marathon, Rhinelander and Eagle River, Wisconsin. PSB is engaged in general commercial and retail banking and serves individuals, businesses, and governmental units. PSB offers most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing and commercial mortgage lending. In addition, PSB provides a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit card, and other personal loans, as well as mortgage loans. PSB offers both commercial and personal customers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis. Commercial customers may use available cash management and lockbox services in addition to merchant banking products. New services are frequently added to PSB's commercial and retail banking departments.

PSB offers brokerage services at its Wausau locations, including the sale of annuities, mutual funds and other investments to customers and the general public. Commercial property and casualty insurance services are offered at its Wausau home office location through Peoples Insurance Services LLC, a subsidiary of Peoples State Bank, to bank customers and the general public.
All of PSB's products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations. Therefore, all revenue, profit and loss, and total assets are reported in one segment and represent the entire operations of PSB.

As a community bank, the majority of PSB's operating revenues continue to be come from interest earned on loans receivable and its investment securities portfolio. PSB does not have a dependence on any major customers and collects revenue from approximately 12,700 households and businesses. The table below shows a breakdown of principal sources of operating revenue (including those which make up greater than 15% of total revenue).

    (dollars in thousands)
                                    Interest on loans       Interest on securities
   Years ended December 31,      Amount     % of revenue    Amount   % of revenue
             2003              $17,964          71.4%      $2,859       11.4%
             2002               18,022          72.0%       3,622       14.5%
             2001               19,263          76.0%       3,641       14.3%

As of February 13, 2004, PSB operated with 118 full-time equivalent (FTE) employees, including 32 employed on a part time basis. None of the employees is covered by a collective bargaining agreement. Approximately 99 of the FTE employees serve as sales, customer contact, or customer activity support personnel, while 19 of the employees serve primarily for administrative and internal purposes.

During the past several years, PSB has pursued a market expansion plan that includes de novo branching into adjacent market areas previously identified as favorable long-term business prospects. Bank branches were opened in Eagle River and Rhinelander, Wisconsin in 2001 and 2002, respectively. In addition, PSB recently announced new branches in Weston and Minocqua, Wisconsin to be opened during 2004. Management believes opening in adjacent markets capitalizes on existing management resources and customer relationships and leverages existing shareholder capital for the benefit of long-term shareholders. PSB also seeks to expand into complementary services and during 2003 announced formation of Peoples Insurance Services LLC, a start-up commercial property and casualty insurance services company. PSB intends to pursue opportunities to acquire additional bank subsidiaries or banking offices so that, at any time, it may be engaged in some tentative or preliminary discussions for such purposes with officers, directors or principal shareholders of other holding companies or banks. However, there are no plans, understandings, or arrangements, written or oral, regarding other acquisitions at this time.

BANK MARKET AREA AND COMPETITION

There is a mix of retail, manufacturing, agricultural and service businesses in the areas served by PSB. PSB has substantial competition in its market areas. Much of this competition comes from companies which are larger and have greater resources than PSB. PSB competes for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies and other financial and non financial companies. Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services offered by PSB.

Based on publicly available deposit market share information as of June 30, 2003, the following is a list of the three largest FDIC insured banking competitors in each of PSB's primary markets and a comparison of PSB's deposit market share to these primary competitors.

                                               Deposit $'s   Market
                                                 ($000s)      Share
MARATHON COUNTY, WISCONSIN
M&I Bank                                      $364,077        18.9%
PEOPLES STATE BANK                             284,032        14.8%
Abbotsford State Bank                          148,163         7.7%
All other FDIC insured institutions          1,129,194        58.6%

ONEIDA COUNTY, WISCONSIN
M&I Bank                                      $169,483        27.2%
Associated Bank                                138,854        22.3%
F&M Bank - Wisconsin                           101,081        16.2%
PEOPLES STATE BANK                              16,265         2.6%
All other FDIC insured institutions            196,718        31.7%

VILAS COUNTY, WISCONSIN
First National Bank of Eagle River            $104,902        31.8%
M&I Bank                                       101,194        30.7%
Headwaters State Bank                           46,632        14.1%
PEOPLES STATE BANK                               3,946         1.2%
All other FDIC insured institutions             73,438        22.2%

Recent changes in banking laws have had a significant effect on the competitive environment in which PSB operates and are likely to continue to increase competition for PSB. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. Banks are also permitted to create interstate branching networks in states which do not "opt out" of the new laws. The Gramm-Leach-Bliley Act of 1999 has also increased the competitive environment for PSB. Under this act, financial holding companies are now permitted to conduct a broad range of banking, insurance and securities activities. PSB believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance and securities services will both increase the overall level of competition and attract competitors with which PSB may not now compete for its customers.

In addition to competition, the business of PSB will be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve (see "Regulation and Supervision - Monetary Policy"). This competition may cause PSB to seek out opportunities to provide additional financial services.

EXECUTIVE OFFICERS

David K. Kopperud, 58 - President of PSB and Peoples State Bank since July, 1999; previously Executive Vice-President of the Peoples State Bank (1994-
1999).
                                        3
David A. Svacina, 57 - Secretary and Vice President of PSB since December 2003; Vice President of PSB since March 2002; Executive Vice President of Peoples State Bank since April 2003; Vice President of Peoples State Bank (1995-2003).

Scott M. Cattanach, 35, Treasurer of PSB since March 2002; Senior Vice President and Chief Financial Officer of Peoples State Bank since April 2003; Chief Financial Officer of Peoples State Bank (2002-2003); Prior to March 2002, certified public accountant at regional public accounting firm.

REGULATION AND SUPERVISION

REGULATION

PSB is subject to regulation under both federal and state law. PSB Holdings, Inc. is a registered bank holding company and is subject to regulation and examination by the Federal Reserve pursuant to the BHCA. Peoples State Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Federal Reserve expects a bank holding company to be a source of strength for its subsidiary banks. As such, PSB Holdings, Inc. may be required to take certain actions or commit certain resources to Peoples State Bank when it might otherwise choose not to do so. Under federal and state banking laws, PSB is subject to regulations which govern its capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates and other aspects of its operations. Bank regulators having jurisdiction over PSB generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if Peoples State Bank fails to maintain required minimum capital. Information concerning compliance with applicable capital requirements is set forth in Item 8, in Note 17 of the Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that often have a direct or indirect effect on PSB's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. The Gramm-Leach-Bliley Act of 1999, which eliminated many of the barriers to affiliation among banks, insurance companies and other securities or financial services companies, is an example of legislation which may, and often does, materially affect the operation of PSB's business. Depending on the scope and timing of future regulatory changes, it is likely they will affect the competitive environment in which PSB operates or increase costs of regulatory compliance and, accordingly, may have a material adverse effect on PSB's consolidated financial condition, liquidity or results of operations.
                                        4
MONETARY POLICY

The earnings and growth of PSB are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Federal Reserve has a direct and indirect influence on the costs of funds used by PSB for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. PSB is not able to anticipate the future impact of such policies and practices on its growth or profitability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by PSB with the Securities and Exchange Commission, reports to shareholders, press releases, and in other oral and written statements made by or with the approval of PSB which are not statements of historical fact will constitute forward-looking statements within the meaning of the Reform Act.

Examples of forward-looking statements include, but are not limited to: (1) expectations concerning financial performance of PSB, (2) expectations concerning the payment of dividends, (3) statements of plans and objectives of PSB, (4) statements of future economic performance and (5) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In making forward-looking statements within the meaning of the Reform Act, PSB undertakes no obligation to publicly update or revise any such statement.

Forward-looking statements of PSB are based on information available to PSB as of the date of such statements and reflect PSB's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of PSB's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to the following:

      (1) the strength of the U.S. economy in general and the strength of the local economies in the markets served by PSB;

      (2) the effects of and changes in government policies, including interest rate policies of the Federal Reserve;

      (3)   inflation, interest rate, market and monetary fluctuations;
                                        5
      (4) the effect of changes in laws and regulations which increase operating costs or increase competition;

      (5)   changes in consumer spending, borrowing and saving habits;

      (6)   increased competition in PSB's principal market areas;

      (7) the timely development of and acceptance of new products and services in the markets served by PSB;

      (8) the costs associated with required changes or upgrades in our technology;

      (9)   the effect of changes in accounting policies and practices;

      (10) acquisitions and the inability to successfully integrate acquired institutions or branches into current operations; and

      (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

ITEM 2.  PROPERTIES.

PSB's administrative offices are housed in the same building as the bank's primary customer service location at 1905 West Stewart Avenue in Wausau, Wisconsin. PSB's other Wisconsin branch locations, in the order they were opened for business, include Rib Mountain, Marathon City, Wausau (Eastside), Rhinelander (in the Trig's grocery store), Eagle River (in the Trig's grocery store), and Rhinelander (Anderson Street). The branches in the Trig grocery stores occupy leased space within the supermarket designed for community banking operations. The other five locations are owned by PSB without encumbrance and are occupied solely by PSB and are suitable for current operations. During July 2003, PSB announced construction of a new banking and administrative headquarters location in Wausau on the site of the existing main bank location to be completed during spring, 2004 which will significantly increase available space at that location. The previous main location will be razed after the new building is occupied.

ITEM 3.  LEGAL PROCEEDINGS.

PSB is subject to claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                        6
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

There is no active established public trading market in PSB common stock. Bid and ask prices are quoted primarily by one regional broker-dealer, Howe Barnes of Chicago, Illinois, on the OTC Bulletin Board under the symbol "PSBQ.OB." Transactions in PSB common stock are limited and sporadic.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. Details of the most recent years repurchase activity may be found in Item 8, in Note 14 of the Notes to Consolidated Financial Statements.

Information required by Item 201(d) of Regulation S-K related to equity compensation plans is set forth under Item 12, Part III, of this Annual Report on Form 10-K.

HOLDERS

As of January 6, 2004 there were approximately 958 holders of record of PSB common stock. Some of PSB's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDENDS

PSB expects that its practice of paying semi-annual dividends on its common stock will continue, although the payment of future dividends will continue to depend upon earnings, capital requirements, financial condition and other factors. During 2003, PSB equalized the semi-annual cash dividend rather than declaring a smaller dividend during June and a larger dividend during December. However, in total, cash dividends declared during 2003 increased over 2002.

The principal source of funds for the payment of dividends by PSB is dividend income from the bank. Payment of dividends by the bank is subject to various limitations under banking laws and regulations. At December 31, 2003, the bank could have paid a maximum of approximately $9.6 million in additional dividends to PSB without prior regulatory approval. However, to remain "well capitalized" under regulatory Prompt Corrective Action Provisions (see Note 17 to the Consolidated Financial Statements), dividends could not exceed approximately $2.5 million as of December 31, 2003. PSB has paid regular dividends since its inception in 1995.

On December 16, 2003, PSB declared a 5% stock dividend payable January 29, 2004. All per share information in this Annual Report on Form 10-K and the Consolidated Financial Statements has been adjusted to reflect the impact of this stock dividend on a proforma basis.
                                        7
MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on PSB common stock for the periods indicated are:

                  2003 Prices                          2002 Prices
Quarter      High       Low      Dividends       High        Low      Dividends
  1st      $24.86    $21.24    $      -        $17.14     $15.84   $      -
  2nd      $31.52    $24.86       $0.285       $18.70     $16.67       $0.180
  3rd      $31.90    $31.43    $      -        $20.05     $18.27   $      -
  4th      $35.24    $31.43       $0.285       $23.81     $19.57       $0.360

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

SALES AND DISTRIBUTION OF STOCK

PSB distributed 1,750 shares (valued at $25.95 per share) and 3,593 shares (valued at $16.67 per share) of its common stock during 2003 and 2002, respectively to its directors in lieu of cash payments under the director's incentive compensation plan. Receipt of stock or deferral of value into the director deferred compensation plan via a previously committed election was mandatory and no investment decision was made by any member of the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

                                                    2003      2002     2001     2000     1999
Consolidated summary of earnings:              (dollars in thousands, except per share data)
Years ended December 31,
Total interest income                            $21,050  $21,915  $23,428  $21,940  $17,671
Total interest expense                             7,869    9,274   12,469   12,540    8,598

Net interest income                               13,181   12,641   10,959    9,400    9,073
Provision for loan losses                            835    1,110      890      600      460

Net interest income after loan loss provision     12,346   11,531   10,069    8,800    8,613
Total noninterest income                           4,111    3,048    2,065    1,446    1,265
Total noninterest expenses                         9,351    8,226    7,315    6,474    6,221

Net income before income taxes                     7,106    6,353    4,819    3,772    3,657
Provision for income taxes                         2,300    1,988    1,453    1,102    1,068

Net income                                       $ 4,806  $ 4,365  $ 3,366  $ 2,670  $ 2,589

Consolidated summary balance sheets:                      2003      2002       2001        2000     1999
As of December 31,                                         (dollars in thousands, except per share data)
Cash and cash equivalents                            $  18,927  $  21,552  $  25,550  $   9,367   $11,988
Securities                                              72,472     81,057     70,444     62,097    60,332
Total loans receivable, net of allowance               304,339    256,015    236,574    224,702   180,524
Premises and equipment, net                              7,557      6,158      4,755      4,751     3,897
Other assets                                             5,638      6,687      6,973      5,322     3,148

Total assets                                          $408,933   $371,469   $344,296   $306,239  $259,889

Total deposits                                        $316,414   $297,830   $273,635   $241,534  $202,354
FHLB advances                                           47,000     38,000     38,000     28,000    13,000
Other borrowings                                        10,475      3,302      4,327     11,515    21,215
Other liabilities                                        2,903      3,034      2,985      2,916     2,274
Stockholders' equity                                    32,141     29,303     25,349     22,274    21,046

Total liabilities and stockholders' equity            $408,933   $371,469   $344,296   $306,239  $259,889

Performance ratios:                                  2003        2002        2001        2000        1999
Basic earnings per share                          $  2.76     $  2.48     $  1.91     $  1.48     $  1.40
Diluted earnings per share                        $  2.74     $  2.48     $  1.91     $  1.48     $  1.40
Common dividends declared per share               $  0.57     $  0.54     $  0.51     $  0.49     $  0.48
Dividend payout ratio                               20.77%      21.65%      26.94%      32.64%      34.12%
Net book value per share at year-end               $18.54      $16.75      $14.38      $12.64      $11.35
Average common shares outstanding               1,740,106   1,758,249   1,763,381   1,802,401   1,854,794

Return on average stockholders' equity              15.45%      15.97%      13.96%      12.33%      12.31%
Return on average assets                             1.26%       1.25%       1.05%       0.94%       1.08%
Net interest margin (tax adjusted)                   3.75%       3.95%       3.73%       3.62%       4.16%
Net loan charge-offs to average loans                0.16%       0.37%       0.14%       0.14%       0.19%
Noninterest income to average assets                 1.08%       0.88%       0.65%       0.51%       0.53%
Noninterest income to tax adjusted
  net interest margin                               29.98%      23.12%      18.12%      14.86%      13.45%
Efficiency ratio                                    52.46%      50.68%      54.50%      58.05%      58.29%
Salaries and benefits expense to average assets      1.56%       1.42%       1.38%       1.35%       1.51%
Other expenses to average assets                     0.89%       0.94%       0.91%       0.93%       1.08%
FTE employees at year-end                             116         116         100          86          91

Average equity to average assets                     8.15%       7.85%       7.53%       7.63%       8.75%
Non-performing loans to gross loans at year-end      1.08%       0.94%       1.68%       1.44%       0.77%
Allowance for loan losses to loans at year-end       1.15%       1.22%       1.24%       1.06%       1.15%

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews significant factors with respect to PSB's financial condition and results of operations at and for the three-year period ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and per employee data.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE OVERVIEW

This overview summarizes PSB's business model and presents the primary opportunities and challenges faced by management and the impact of economic and industry-wide factors on PSB's operating environment. In addition, the near-term and long-term issues on which
                                        10
management is most focused are outlined in general terms as a backdrop for the detailed statistical and narrative analysis presented in this Annual Report on Form 10-K.

Although PSB operates as a community bank, its operating environment is significantly impacted by national economic trends and other industry factors. Current national and banking industry wide trends impacting PSB are outlined below.

 * As rates fell during 2001 and 2002, deposits and other short-term funding sources were repriced at historically low rates. Longer-term loans continued to earn higher rates but gradually repriced into the lower rate market. Therefore, many banks enjoyed increased net interest margins during 2002 during this transition period. However, as rates remained low during 2003, earning asset yields continued to fall while deposits remained at interest rate floors. Bank margins generally declined during 2003 and may continue to decline somewhat during 2004 if market rates continue at current levels.

 * Long-term market rates declined substantially during 2002 and 2003 which prompted unprecedented mortgage refinancing activity. This activity increased fee income from the sale of long-term fixed rate loans by banks to secondary market investors. As mortgage rates stabilize or increase, this fee income is not expected to recur during 2004.

 * In light of stock market value declines during 2001 and 2002, many investors moved funds out of the equity markets and back into depository institutions, providing many banks with large amounts of unexpected liquidity. In addition, wholesale certificate of deposit market activity increased as large national depositors accepted lower relative rates from banks in exchange for certainty of income compared to the equity markets. Prior to this period, banks had experienced a long-term slow erosion of deposits maintained by customers. As equity market returns recover, it is likely this erosion will begin again.

 * Banks with excess deposit funding during the past few years have competed aggressively for a limited number of loan relationships considering the ongoing recession beginning in 2002. The competition has led to declines in loan pricing margin relative to credit risk and other factors.

 * In light of competition for traditional net interest margin based income, banks have sought to increase fee based income and become "one-stop shopping" centers for most financial services. Service and convenience continue to be a customer requirement impacting the ability for smaller banks to compete for customers solely for traditional loan and deposit products. In addition, non-bank competitors such as insurance companies, retailers, and credit unions have sought to expand their markets for traditional banking product customers, increasing competition for customers and decreasing product pricing for services.

 * Although the recent recession has increased bank loan losses, the increase has been small relative to past economic cycles. The banking industry as a whole has maintained strong capital and profits during the recessionary period.
                                        11
PSB operates in many ways as a local community bank, but larger in size and scope. PSB maintains a traditional banking business model and does not employ stand-alone derivative instruments to hedge cash flow and fair value risks.
The primary sources of income are net interest earned on residential and commercial real estate loans made to local customers after payment of interest to depositors. PSB also originates, sells, and services long-term fixed rate mortgage loans to the secondary market for a substantial amount of fee income. Depositors also pay various service fees including overdraft charges and commercial service fees which contribute to PSB's noninterest income. These activities make up over 90% of PSB's total revenue.

PSB serves customers through a network of seven full service locations with an emphasis on customer service and flexibility. PSB employees are substantial participants in community involvement for the betterment of PSB's market areas, customers, and potential customers.

PSB recognizes many opportunities for continued growth in products, customers, assets, and profits. PSB's relative size (compared to typical community banks) allows it to offer a wide array of financial service products in a one-stop shopping service model. The burden of regulatory compliance and emerging issues such as "Check 21" related to electronic processing of paper items are more easily borne by a larger institution. Although greater in size, traditional community bank customer service and flexibility is a priority. Therefore, PSB can offer better service to customers disenfranchised by large banks and large bank mergers while allowing them to continue their practice of one-stop shopping and commercial support. PSB can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale.

PSB has invested in key management and branch personnel to capitalize on relationships in existing and adjacent markets. PSB's planned growth into adjacent markets minimizes costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations and improving convenience of service for existing customers.

For many years, PSB has operated with very low levels of overhead expense relative to peer institutions, allowing for competitive pricing across its product line. Management and employees recognize the need for an efficient and cost effective organization which has become part of the culture of the organization.

Against the back drop of industry-wide factors and competitive advantages and opportunities, management monitors several areas of risk, negative tends, and challenges. The following items represent challenges monitored by management in both the short- and long-term. These challenges are presented in greater detail and statistical analysis throughout this section of this Annual Report on Form 10-K.

* Net income growth during 2002 and 2003 was driven substantially by mortgage banking as a result of declining market mortgage interest rates. This mortgage refinancing activity is not expected to continue during 2004, impacting PSB's ability to continue profit growth.
                                        12
* PSB was presented with favorable opportunities to expand its branch network into management's previously identified expansion areas in Minocqua and Weston, Wisconsin, that were unexpected and sooner than originally anticipated. In addition, due to growth in size and operations, construction of a new main bank and administrative office began during 2003. Each of the facility expansions will be placed in service during 2004, significantly increasing PSB's fixed overhead expense structure. In past years, low overhead expenses allowed PSB to competitively price products while maintaining acceptable profits for capital expansion and shareholders. As overhead increases, additional profit gains need to come from the sale of new services, acquisition of new customers, favorable loan and deposit pricing, and other sources of income.

* In the near-term, PSB anticipates that 2004 earnings will be below 2003 and more in line with 2002 due in large part to lower mortgage banking income and increased overhead expenses associated with market expansions to Minocqua and Weston, Wisconsin and use of the new main bank and home office facility. Despite the anticipated decline in annual 2004 earnings, management considers each office a long-term investment for the benefit of shareholders and the future vibrancy of PSB.

* Competition for local loan customers continues to increase as new competitors enter PSB's home market in Marathon County, Wisconsin, and as PSB expands into Minocqua and Weston, Wisconsin. In addition, local deposit pricing remains higher than some Wisconsin and Midwest communities increasing PSB's incremental cost of financing. These factors, including the expected long-term erosion of national bank system deposits lead management to believe that net interest margin levels relative to credit risk and other factors will be difficult to maintain in 2004 and in the long-term.

* During the past several years, increases in loans receivable have not been offset by similar levels of increased local retail deposits. Consequently, PSB has substantially increased the level of wholesale funding such as broker certificates of deposit and Federal Home Loan Bank of Chicago ("FHLB") advances. In light of a long-term industry wide problem on attracting and keeping deposits, PSB is positioning itself to meet future funding needs in this environment. PSB has identified personal and commercial noninterest bearing demand deposits as a long-term low cost source of funding. Therefore, PSB is positioning its operations to efficiently handle large volumes of customer activity in this area through image processing and related initiatives. PSB continually improves its method to track liquidity and consistently price funding sources based on a complete picture of profitability. Incentive compensation plans also highlight deposit gathering at standard rates and products as a key component of incentive compensation.

* PSB's long-term growth plan is likely to exceed the level of assets able to be supported by existing equity capital and future earnings retained internally. Management monitors available sources of regulatory qualifying capital and maintains relationships with
                                        13
      investment banking professionals to expedite acquisition of capital in a manner beneficial to existing shareholders when necessary. PSB has no current plans for a trust preferred capital issue, subordinated debt, or additional issue of common stock.

* The number of growth initiatives currently undertaken by PSB is significantly greater than traditionally undertaken. In past years, PSB would open a branch location or take on new initiatives every few years. However, since late 2001, PSB has or is planning to open four branch locations and has started a de novo commercial property and casualty insurance services agency. After careful consideration by management, these expansion opportunities are expected to enhance PSB's long-term shareholder value. These increased number of initiatives have the potential to spread management resources thinly and have financial results different than originally planned.

* PSB is currently involved in Internal Revenue Service and Wisconsin Department of Revenue income tax audits for separate issues directed at the operations of its Nevada investment subsidiary, PSB Investments, Inc. As described in Item 8, Note 14 of the Notes to the Consolidated Financial Statements, an unfavorable outcome in these audits would have an unfavorable impact on profits and could change the manner in which PSB holds and manages investment securities and other earning assets.

RESULTS OF OPERATIONS

PSB's net income increased to $4,806 for 2003 compared to $4,365 in 2002 and $3,366 during 2001 representing increases of 10.1% in 2003 and 29.7% in 2002. Similarly, diluted earnings per share grew to $2.74 for 2003 compared to $2.48 in 2002 and $1.91 in 2001. Item 6 of this Annual Report on Form 10-K presents other various financial performance ratios and measures for the five years ending December 31, 2003. PSB has experienced substantial earnings growth during the past several years due primarily to mortgage banking income from the sale and servicing of long-term fixed rate secondary market loans, and an increase in net interest income on increased earning assets held primarily in the form of loans receivable. In addition, during 2003, PSB experienced two items of noninterest income that could be considered nonrecurring and did not
occur during 2002 or 2001.   The following table presents PSB's net income for
the three years ending December 31, 2003 including adjustments for gain on sale of mortgage loans and the nonrecurring income items during 2003.

Years ending December 31,                         2003       2002        2001
Gain on sale of mortgage loans, net of tax      $1,225       $904        $414
Net gain on sale of securities, net of tax          48          -           -
Gain on curtailment of post-
   retirement benefit plan, net of tax              79          -           -
Other income, net of tax                         3,454       3,461      2,952

Net income                                      $4,806      $4,365     $3,366

                                        14
As seen in the table, 2003 net income before gain on sale of mortgage loans, gain on sale of securities, and gain on curtailment of a post-retirement benefit plan decreased from the level seen during 2002. This decline in net income and profit growth before these items was due primarily to a decrease in average net interest margin on earnings assets compared to 2002 and additional wages paid to employees based on earnings which included mortgage banking income under PSB's incentive compensation plan. Conversely, 2002 net income increased substantially over 2001 due to an increase in average net margin on earning assets, a larger earning assets base, and an increase in deposit service fees collected in connection with a new customer checking convenience program in which customers pay a per item fee in exchange for coverage of short-term overdrafts.

The following discussion concerning results of operations present a detailed analysis of significant items impacting results from operations and trends identified by management including:

*     Average earning asset and funding sources balances and rates;
* Impact of increased asset base and changes in average net margin on net interest income;
* Changes in the nature of profit and loss items related to net interest income;
*     Noninterest income and expense analysis, trends, and expectations;
* Anticipated impacts of current branching and administrative facilities expansion; and
*     Income tax contingencies

NET INTEREST INCOME

PSB incurs market risk primarily from interest-rate risk inherent in its lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 20 of the Notes to Financial Statements.

PSB's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure. PSB relies primarily on its asset-liability structure to control interest-rate risk. In general, longer-term earning assets are funded by shorter-term funding sources allowing PSB to earn net interest income on both the credit risk taken on assets and the yield curve of market interest rates. However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. PSB does not engage in trading activities to enhance earnings or for hedging purposes.

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and
                                        15
borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies.

The following tables present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years ending December 31, 2003.

Table 2:  Average Balances and Interest Rates

                                                 2003                        2002                        2001
                                      Average          Yield/    Average            Yield/    Average            Yield/
                                     Balance Interest  Rate      Balance   Interest Rate     Balance   Interest  Rate
Assets
Interest-earning assets:
   Loans(1)(2) (3)                 $282,006   $18,025  6.39%   $249,247   $18,102   7.26%   $226,819   $19,301   8.51%
   Taxable securities                51,707     1,943  3.76%     51,664     2,724   5.27%     48,272     2,866   5.94%
   Tax-exempt securities(2)          22,478     1,388  6.17%     20,466     1,361   6.65%     17,191     1,174   6.83%
   FHLB stock                         2,367       153  6.46%      2,218       109   4.91%      2,097       135   6.44%
   Other                              6,760        74  1.09%      9,979       162   1.62%     11,120       389   3.50%
   Total(2)                         365,318    21,583  5.91%    333,574    22,458   6.73%    305,499    23,865   7.81%

Non-interest-earning assets:
   Cash and due from banks           10,268                       8,865                        9,223
   Premises and equipment, net        6,410                       5,453                        4,557
   Other assets                       3,108                       3,258                        3,447
   Allowance for loan
      losses                         (3,475)                     (3,148)                      (2,642)
   Total                           $381,629                    $348,002                     $320,084

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                      $40,518      $247  0.61%    $32,536      $337   1.04%    $25,685      $436   1.70%
   Money market deposits             69,238       692  1.00%     73,629     1,061   1.44%     75,553     2,825   3.74%
   Time deposits                    144,083     4,712  3.27%    132,848     5,437   4.09%    115,093     6,509   5.66%
   FHLB borrowings                   38,553     1,989  5.16%     38,000     2,289   6.02%     37,764     2,266   6.00%
   Other borrowings                   9,151       229  2.50%      3,496       149   4.26%      6,414       432   6.74%
   Total                            301,543     7,869  2.61%    280,509     9,273   3.31%    260,509    12,468   4.79%

Non-interest-bearing liabilities:
   Demand deposits                   46,876                      38,031                       32,710
   Other liabilities                  2,098                       2,127                        2,757
   Stockholders' equity              31,112                      27,335                       24,108
   Total                           $381,629                    $348,002                     $320,084

Net interest income                            13,714                      13,185             11,397
Rate spread                                            3.30%                        3.42%                        3.02%
Net yield on interest-earning assets                   3.75%                        3.95%                        3.73%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Loan fees are included in total interest income as follows: 2003 - $654, 2002 - $458, 2001 - $344.

Table 3:  Interest Income and Expense Volume and Rate Analysis

                                       2003 compared to 2002            2002 compared to 2001
                                   increase (decrease) due to(1)    increase (decrease) due to(1)
                                        Volume     Rate       Net   Volume      Rate        Net
Interest earned on:
   Loans(2)                           $2,378    $(2,455)    $(77)   $1,917   $(3,116)   $(1,199)
   Taxable securities                      2       (783)    (781)      204      (346)      (142)
   Tax-exempt securities(2)              134       (107)      27       224       (37)       187
   FHLB stock                              7         37       44         8       (34)       (26)
   Other interest income                 (52)       (36)     (88)      (39)     (188)      (227)

Total                                  2,469     (3,344)    (875)    2,314    (3,721)    (1,407)

Interest paid on:
   Savings and demand deposits            83       (173)     (90)      116      (215)       (99)
   Money market deposits                 (63)      (306)    (369)      (71)   (1,693)    (1,764)
   Time deposits                         460     (1,185)    (725)    1,014    (2,086)    (1,072)
   Short-term borrowings                  33       (333)    (300)     (196)      (87)      (283)
   Long-term borrowings                  241       (161)      80        15         8         23

Total                                    754     (2,158)  (1,404)      878    (4,073)    (3,195)

Net interest earnings                 $1,715    $(1,186)  $  529    $1,436   $   352     $1,788

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

During 2003, average earning assets grew 9.5% to $365,318 compared to growth of 9.2% during 2002 and 13.5% during 2001. However, tax adjusted net interest income increased just 4.0% to $13,714 compared to growth of 15.7% to $13,185 during 2002 and growth of 17.1% to $11,397 during 2001. The lower level of net interest income growth during 2003 was due to a decline in average net interest margin on those earning assets.

Yield on earning assets and cost of interest-bearing liabilities declined during 2003, 2002, and 2001. However, during 2003, the decline in earning assets yield was greater than the offsetting decline in the cost of interest-bearing liabilities as savings and other "core" customer deposits had repriced to near their floor during 2002. Conversely, longer-term loans matured and refinanced at continually lower rates, decreasing net interest margin during 2003. Although the volume of additional earning assets added $1,715 to net interest income during 2003, nearly 2/3 of this benefit was lost to declines in net interest margin. During 2002 and 2001, net interest income benefited from both an increase in the earning assets base and an increase in average net
                                        17
interest margin. The following table outlines the change in yields during the three years ended December 31, 2003.

Table 4:  Yield on Earning Assets

Year ended December 31,                                    2003               2002             2001
                                                     Yield    Change    Yield   Change   Yield   Change
Yield on earning assets                              5.91%    -0.82%    6.73%   -1.08%   7.81%   -0.47%
Effective rate on all liabilities as
  a percent of earning assets                        2.16%    -0.62%    2.78%   -1.30%   4.08%   -0.58%
Net yield on earning assets                          3.75%    -0.20%    3.95%    0.22%   3.73%    0.11%

Because PSB holds a significant amount of prime rate adjustable commercial and home equity loans, the decrease in the prime rate at the end of June 2003 caused a direct reduction to net interest margin due to the inability to reprice core deposit savings rates from their already historically low levels. By the end of 2003, both assets and liabilities had appeared to be fully repriced at today's lower interest rates. Tax adjusted net interest margin for the 3rd and 4th quarter of 2003 were 3.67% and 3.65%, respectively. Absent a sharp change in market interest rates, management expects net interest margin to remain similar to that seen during the 4th quarter of 2003 during all of 2004. Average earnings assets are projected to continue to grow by approximately 10% during 2004.

NONINTEREST INCOME

PSB noninterest income from deposit service fees, sale of mortgage loans and other income continues to grow relative to net interest income, reducing PSB's dependence on traditional sources of revenue from interest bearing products. Noninterest income to tax-adjusted net interest margin grew from 18.1% in 2001 to 23.1% in 2002 and 30.0% during 2003. Management believes other fee based income to be an important component of future earnings as the net interest margin on traditional loan and deposit products becomes smaller due to increased financial services competition. Gain on sale of mortgages to secondary market investors was the primary reason for net income growth during 2003 , 2002, and 2001. The following common size income statement presents the changing mix of income and expense relative to traditional loan and deposit product net interest income for the five years ending December 31, 2003.

Table 5:  Summary of Earnings as a Percent of Net Interest Income

                                                 2003    2002    2001    2000    1999
Net interest income                             100.0%  100.0%  100.0%  100.0%  100.0%
Provision for loan losses                         6.3%    8.8%    8.1%    6.4%    5.1%
Net interest income after loan loss provision    93.7%   91.2%   91.9%   93.6%   94.9%
Total noninterest income                         31.2%   24.1%   18.8%   15.4%   13.9%
Total noninterest expenses                       70.9%   65.1%   66.8%   68.9%   68.6%
Net income before income taxes                   54.0%   50.2%   43.9%   40.1%   40.2%
Provision for income taxes                       17.4%   15.7%   13.3%   11.7%   11.8%
Net income                                       36.6%   34.5%   30.6%   28.4%   28.4%

                                        18
During the past several years, noninterest income as a percentage of net interest income has increased and was 31% of net interest income during 2003 compared to 14% during 1999. Even if the impact of gain on sale of mortgage loans is removed, noninterest income increased relative to total net interest income. In addition to increased income from the gain on sale of mortgage loans, PSB increased deposit service fee income and commissions on sale of uninsured investment and insurance products. During 2003, the impact of the gain on sale of mortgages and some nonrecurring income items were significant contributors to the increase in 2003 net income over 2002. Although the continued decline in market interest rates decreased average net interest margin as described previously, low mortgage rates encouraged homeowners to refinance their mortgages generating significant fee income for PSB, offsetting lost interest margin on loans retained on PSB's balance sheet. However, because this activity was in response to falling interest rates, management does not expect such level of mortgage fee income to continue in 2004. A detailed analysis of noninterest income relative to net income before income taxes follows to highlight the impact of these items on income.

Table 6:  Noninterest Income

                                                             2003            2002          2001
                                                              % of pre-tax   % of pre-tax  % of pre-tax
                                                       Amount  income  Amount income Amount  income
Service fees                                          $1,282   18.04% $1,217  19.16% $1,011   20.98%
Mortgage banking income                                1,767   24.87%  1,223  19.25%    683   14.17%
Retail investment sales commissions                      351    4.94%    163   2.57%    193    4.00%
Insurance annuity sales commissions                       63    0.89%     69   1.09%      -    0.00%
Net gain on sale of securities                            80    1.13%      -   0.00%      -    0.00%
Net gain (loss) on sale of foreclosed property            (9)  -0.13%     28   0.44%    (10)  -0.21%
Gain (loss) on disposal of premises and equipment          -    0.00%    (24) -0.38%     48    1.00%
Gain on sale of non-mortgage loans                        62    0.87%      -   0.00%      -    0.00%
Gain on curtailment of post-retirement benefit plan      131    1.84%      -   0.00%      -    0.00%
Other operating income                                   384    5.40%    372   5.86%    140    2.91%

Total noninterest income                              $4,111   57.85% $3,048  47.99% $2,065   42.85%

Mortgage banking income includes the gain on sale of mortgages and fees for servicing those mortgages for other investors. Mortgage banking income as a percent of pre-tax income increased 75% over that seen during 2001 and 29% over than seen during 2002. In addition, gain on sale of securities and other loans and the gain on curtailment of post-retirement benefit plan increased pre-tax income by $273. These income items and this level of mortgage banking income are not expected to recur during 2004. This decline in noninterest income is expected to be offset somewhat by increased retail investment sales commissions and increased mortgage loan servicing fees during 2004 so that the decline in total noninterest income is anticipated to be approximately $850.

PSB serviced $152,718 and $95,408 of residential real estate loans which have been sold to the FHLB under the Mortgage Partnership Finance Program ("MPF") at December 31, 2003 and 2002, respectively. A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB. Historically low and declining long-term fixed rate mortgage interest rates during 2001 to 2003 increased the amount of loans originated and subsequently serviced for the FHLB from just $1 million at December 31, 2000.

As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. In exchange for this guarantee, PSB is paid a "credit enhancement" fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB.
                                        19
PSB recognizes a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB. Refer to Note 1 of the consolidated financial statements for a summary of PSB's mortgage servicing right accounting policies. The table below summarizes the components of PSB's mortgage banking income for the three years ending December 31, 2003.

Table 7:  Mortgage Banking Income

                                                    Years ending December 31,
                                                   2003        2002        2001
Cash gain on sale of mortgage loans              $1,229        $652        $362
Originated mortgage servicing rights                792         840         321
Gain on sale of mortgage loans                    2,021       1,492         683

Mortgage servicing fee income                       325         131          37
FHLB credit enhancement fee income                   96          27           -
Amortization of mortgage servicing rights          (700)       (312)        (37)
Change in servicing right valuation allowance        25        (115)          -
Loan servicing fee income, net                     (254)       (269)          -

Mortgage banking income                          $1,767      $1,223        $683

During early 2002, PSB offered a new checking convenience product called "Overdraft Defender" to retail demand deposit customers in good standing. In exchange for a fee per item, PSB would cover a customer overdraft for a short period for a limited dollar amount as a convenience to demand deposit customers. The program increased the number of customers who used their checking account for infrequent small purchases in excess of collected funds. Following introduction of the program, net collected overdraft fees increased from $446 during 2001 to $773 during 2002. Overdraft fees collected during 2003 remained similar to 2002 at $748.

Also during 2003, PSB increased the number of staff that sold uninsured investment and insurance products on a commission basis. Doing so increased retail investment sale commissions from $193 and $163 in 2001 and 2002, respectively, to $351 during 2003. The current number of sales staff is expected to remain the same during 2004.
                                        20
NONINTEREST EXPENSE

Noninterest expenses year over year continue to increase growing 13.0% during 2001, 12.4% during 2002 and 13.7% during 2003. However, net interest income and other income have increased by similar amounts so that PSB's efficiency ratio has remained in a range from 54.50% during 2001 to 50.68% in 2002 to 52.46% in 2003. Salaries and employee benefits showed the greatest increase relative to net interest income and other income during 2003. The table below outlines in detail noninterest expenses for the three years ending December 31, 2003.

Table 8:  Noninterest Expense
                                                                            Years ended December 31,
                                                               2003                    2002                   2001
                                                              % of net               % of net              % of net
                                                              margin &               margin &              margin &
                                                   Amount  other income   Amount   other income  Amount  other income
Wages, except incentive compensation              $4,476       25.11%    $3,765        23.19%    $3,320    24.66%
Incentive compensation                               466        2.61%       414         2.55%       290     2.15%
Net deferred loan origination costs                 (259)      -1.45%      (256)       -1.58%      (156)   -1.16%
Profit sharing and retirement plan expense           327        1.83%       280         1.72%       263     1.95%
Post-retirement health care benefits plan             62        0.35%        74         0.46%        46     0.34%
Payroll taxes and other employee benefits            880        4.94%       650         4.00%       656     4.87%
Total salaries and employee benefits               5,952       33.39%     4,927        30.34%     4,419    32.81%
Occupancy expense                                  1,127        6.32%     1,093         6.73%       917     6.81%
Data processing other office operations              547        3.07%       583         3.59%       523     3.89%
Advertising and promotion                            172        0.96%       319         1.97%       307     2.28%
Directors fees and benefits                          266        1.49%       171         1.05%       244     1.81%
Legal and professional expenses                      230        1.29%       181         1.12%       170     1.26%
Other expenses                                     1,057        5.94%       952         5.88%       735     5.64%
Total noninterest expense                         $9,351       52.46%    $8,226        50.68%    $7,315    54.50%
</TABLE<
Note - Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

The average number of full time equivalent employees ("FTE") was 119, 106, and 93 in 2003, 2002, and 2001, respectively. Average base wages per FTE were $35,699, $35,518, and $37,613 in 2001, 2002, and 2003, respectively, increasing
5.8% during 2003. The increase in base pay was due to one-time merit and inflationary increases granted to employees effective January 1, 2003 averaging
6.1%. For 2004, employees were granted inflationary and merit increases averaging 2.9%. Separate from an increase in payroll taxes based on paid wages, other employee benefits increased $92 due to additional health insurance benefit costs. PSB offers employees health insurance through a self-insured plan with stop-loss limits as described in Item 8, Note 12 of the Notes to Consolidated Financial Statements.

PSB offers employees an incentive compensation program based on achievement of the bank's net income requirements and achievement of department and individual goals.  In addition, PSB's profit sharing contribution to the qualified employee retirement plan is a percentage of net income before income taxes based on achievement of pre-set levels of net income.  During 2002 and 2003, the highest levels of incentive compensation were paid.  However, because the program is based on net income growth, incentive compensation is variable, and could decline during 2004, reducing operating expenses if profit growth slows due to branch expansion costs, declining mortgage loan sales, or other factors.
                                        21
Advertising and promotion expenses declined during 2003 as PSB took much of its advertising and design work in-house.  In addition, PSB updated the bank logo and other media for a change in brand during 2002, which increased nonrecurring expenses during that year.  With the opening of two new branch locations and a new administrative home office during 2004, PSB expects to increase advertising and promotion to capitalize on these new initiatives and market exposure.

Directors' fees and benefits increased during 2003 due to an increase in fees effective January 1, 2003. Increases to the director fees schedule are infrequent and the 2003 increase was the first in several years. Directors' fees are expected to remain the same during 2004. Directors' fees during 2001 included $104 for termination of a director deferred compensation plan. Separate from this nonrecurring item, directors' fees in 2001 would have been $140.

PSB formed Peoples Insurance Services LLC during September 2003 as a start up commercial property and casualty insurance agency. As a start-up, the agency is incurring costs in excess of revenue at this time. The agency's net loss from operations during 2003 was $47. The agency is expected to incur additional losses during 2004 not to exceed $100.

In addition to the anticipated decline in mortgage banking income described previously, PSB will incur additional operating expense during 2004 for new branch expansions in Minocqua and Weston, Wisconsin and a new main bank and administrative office in Wausau, Wisconsin. The new branches are expected to grow quickly due to existing relationships PSB has in those areas. Both locations are expected to achieve month over month profits within the first 24 months of operation. However, during 2004, operating expenses at these locations will exceed net interest income and fee income. In addition, the new main bank and administrative office in Wausau, Wisconsin is expected to be placed in service during the second quarter 2004. While the new facility will significantly increase office and service space at PSB's main location, operating expenses will increase due to additional building and equipment depreciation, cleaning and utilities. The new home office is being constructed on the site of the existing office, which will be razed after moving into the new building. Current accounting standards require that the undepreciated cost basis of the old office be recorded as a loss on disposal of a long-lived asset. Lastly, PSB is implementing a new imaging system for item and check processing and replacing significant pieces of check processing equipment which will better serve existing customers and give PSB access to new commercial customers demanding high level cash management services. The new equipment is also expected to reduce personnel required for back office operations while at the same time increasing check capabilities. The table below presents the estimated after tax reduction to 2004 net income from each of these initiatives:

Minocqua and Weston, Wisconsin branches initial net losses                $  94
Loss on disposal of long-live asset (Home office) and additional
   depreciation expense related to home office                              261
Additional depreciation expense related to check imaging and sorting system  32

Total estimated reduction to net income from 2004 new initiatives          $387
                                        22
PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $835, in 2003; compared to $1,110 in 2002 and $890 in 2001. See additional discussion under the section titled "Allowance for Loan Losses."

INCOME TAXES

The effective tax rate was 32.4% in 2003, 31.3% in 2002, and 30.2% in 2001.
The increase in the effective rate during 2003 and 2002 was due in part to overall pre-tax income increasing faster than the relative size of the tax-exempt municipal securities portfolio and state tax favored earnings at PSB's Nevada investment subsidiary, PSB Investments, Inc. See Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional tax information.

As described in Note 14 of the Notes to Consolidated Financial Statements, PSB's open tax returns are currently under audit by the Internal Revenue Service and the Wisconsin Department of Revenue for separate issues in connection with PSB Investments, Inc. activities. PSB believes it has calculated and paid appropriate income taxes in all cases in accordance with written tax code and regulations. If either the IRS or Wisconsin Department of Revenue is successful in its efforts, it would result in a negative impact on earnings, which would be recorded as tax expense when assessed.

BALANCE SHEET CHANGES AND ANALYSIS

Summary balance sheets for the five years ended December 31, 2003 are presented in Item 6 to this Annual Report on Form 10-K. Total asset growth was 10.1%, 7.9%, and 12.4% during the years ended December 31, 2003, 2002, and 2001, respectively. Presented in the table below is the balance sheet for five years as of December 31, 2003 as a percentage of total assets.
                                        23

Table 9:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,                             2003      2002     2001     2000     1999
Cash and cash equivalents                       4.6%     5.8%     7.4%     3.1%     4.6%
Securities                                     17.7%    21.8%    20.5%    20.3%    23.2%
Total loans receivable, net of allowance       74.4%    68.9%    68.7%    73.4%    69.5%
Premises and equipment, net                     1.8%     1.7%     1.4%     1.6%     1.5%
Other assets                                    1.5%     1.8%     2.0%     1.6%     1.2%
Total assets                                  100.0%   100.0%   100.0%   100.0%   100.0%

Total deposits                                 77.4%    80.2%    79.5%    78.9%    77.9%
FHLB advances                                  11.5%    10.2%    11.0%     9.1%     5.0%
Other borrowings                                2.6%     0.9%     1.3%     3.8%     8.2%
Other liabilities                               0.6%     0.8%     0.8%     0.9%     0.8%
Stockholders' equity                            7.9%     7.9%     7.4%     7.3%     8.1%
Total liabilities and stockholders' equity    100.0%   100.0  % 100.0%   100.0%   100.0%

During 2003 and 2002, the asset mix has increased in loans receivable but decreased in securities held. Investment in premises and equipment has also increased with a new full service branch facility in Rhinelander, Wisconsin and ongoing construction of a new main office and administrative headquarters in Wausau, Wisconsin.

Equity capital as a percentage of total assets remained similar during the past several years. However, the mix of funding sources changed as deposits has declined as a percentage of assets. Instead, PSB has increased reliance on FHLB advances and other borrowings (primarily repurchase agreements) to fund asset growth during 2003. In addition, retained deposits include a greater amount of wholesale market broker certificates of deposit at December 31, 2003 than in prior years. Local retail deposits have shown little growth during 2003 and 2002 relative to other funding sources. The table below presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2003.

Table 10:  Mix of Average Interest Earning Assets and Average Interest Bearing
Liabilities

Year ended December 31,                     2003        2002        2001
Loans                                       77.2%       74.7%       74.3%
Taxable securities                          14.2%       15.5%       15.8%
Tax-exempt securities                        6.2%        6.1%        5.6%
FHLB stock                                   0.6%        0.7%        0.7%
Other                                        1.8%        3.0%        3.6%
Total interest earning assets              100.0%      100.0%      100.0%

Savings and demand deposits                 13.4%       11.6%        9.9%
Money market deposits                       23.0%       26.3%       29.0%
Time deposits                               47.8%       47.4%       44.2%
FHLB advances                               12.8%       13.6%       14.5%
Other borrowings                             3.0%        1.3%        2.5%
Total interest bearing liabilities         100.0%      100.0%      100.0%

                                        24
The growth in loans as a percentage of the earning assets mix was funded in part by a change in the mix of securities and reduction in overnight federal funds sold (other earning assets). During the past several years, a greater portion of interest bearing liabilities have been from savings and demand deposits while money market balances have declined as market rates for the product have fallen.

PSB is party to limited off balance sheet activity and has not purchased any stand alone derivative instruments for the purpose of enhancing earnings or hedging cash flow or the fair value of monetary instruments. PSB's primary off balance sheet arrangement is with the FHLB as a MPF mortgage loan servicer. In addition to servicing residential first mortgage loans owned by the FHLB, PSB retains some recourse risk if the FHLB incurs principal losses in excess of an initial loss pool. See "Off-Balance Sheet Arrangements."

The following sections concerning changes in the balance sheet present a detailed analysis of significant items impacting balance sheet trends identified by management including:

*     Decline in securities held relative to other assets;
* Increase in commercial real estate lending but declines in retail consumer lending;
*     Level of nonperforming loans and other assets;
*     Increased activity in mortgage loan servicing activities; and
*     Change in deposit mix and slowing retail local deposit growth

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide PSB with adequate liquidity, flexible asset/liability management and a source of stable income. At December 31, 2003, all securities are classified as available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. At December 31, 2001, tax-exempt municipal securities were considered held to maturity and were recorded at net amortized cost. The investment portfolio represented 20.4% and 21.6% of average earning assets in 2003 and 2002, respectively. The following table presents the fair value and amortized cost securities held by PSB at December 31, 2003, 2002, and 2001.
                                        25

Table 11:  Investment Securities Portfolio Maturities

                                                                 Years Ended December 31
                                                           2003                  2002             2001
                                                 Amortized     Fair      Amortized  Fair    Amortized Fair
                                                   Cost        Value        Cost    Value     Cost    Value
U.S. Treasury securities and obligations
 of U.S. government agencies                     $11,912      $12,148     $11,788  $12,201   $9,516    $9,673
Obligations of states and political
 subdivisions                                     23,513       24,664      20,905   21,926   20,287    20,355
Mortgage backed securities                         7,933        7,979       4,519    4,547
Collateralized mortgage obligations               25,526       25,383      41,260   41,835   39,717    40,312
Trust preferred securities                         2,250        2,250         500      500
Other equity securities                               48           48          48       48      173       173
Total                                            $71,182      $72,472     $79,020  $81,057  $69,693   $70,513

As market interest rates continued to fall during 2003, a large percentage of PSB's collateralized mortgage obligations ("CMOs") prepaid and it received large cash flows to be reinvested. These significant unexpected prepayments also required purchase premiums to be amortized against income much more quickly that anticipated when the CMO was purchased which contributed to declining yields. The yield on taxable securities, including CMOs, was 3.76% during 2003 compared to 5.27% during 2002. As market interest rates associated with mortgage lending increased during the fourth quarter of 2003, security yields on CMOs and mortgage backed securities stabilized at 4.10% for the quarter ending December 31, 2003. Management expects the yield on taxable securities to remain similar during the beginning of 2004.

At the time CMOs prepayments were accelerating, reinvestment rates for similar securities were at historic lows. As part of proactive asset-liability management, PSB chose to reinvest these CMO cash flows in 15 year fixed rate residential mortgages held on PSB' balance sheet. The program absorbed approximately $6 million of securities cash flow during 2003. Refer to the discussion of changes in loans for additional information on this temporary program.

Due to the steepness of the market interest rate yield curve during 2003, PSB reinvested some of the CMO security prepayment proceeds in additional long-term municipal securities to gain higher tax advantaged yields. Tax effected yield on municipal securities declined just .48% to 6.17% during 2003 compared to 6.65% during 2002. Because PSB maintains an investment "ladder" of maturities in its municipal portfolio, current maturities continue to be reinvested at lower rates, gradually reducing the tax adjusted yield on municipal securities. The municipal security yield is expected to continue to decline during 2004 even as current market interest rates stabilize or increase.

During 2003 and 2002, PSB expanded securities ownership into additional categories not used prior to 2002. In light of PSB's asset/liability position and expectation of interest rate movements, pass through mortgage backed securities of 15 year single family mortgage pools were purchased as noted in the table above. In addition, PSB purchased nonrated trust preferred securities issued by bank holding companies in Wisconsin. As with nonrated municipal securities, PSB considers ownership of such local issues to have no more risk that out of state rated issues due to PSB's understanding of local markets, municipalities, and issuers. Each
                                        26
security purchased by PSB is subject to a full and formal risk analysis considering (among other factors) the liquidity needs of the bank and the credit risk of the issuer. Although the original maturity on each trust preferred security was 30 years, the interest rates on each security currently adjust, or will adjust after an initial fixed rate period based on the 90 day LIBOR rate, reducing PSB's interest rate risk on these longer maturity assets. PSB does not expect to purchase additional trust preferred securities during 2004.

During December 2002, PSB transferred the entire securities held to maturity portfolio to available for sale status. At the date of transfer, municipal securities had a net book value of $21,027 and fair value of $22,056 for an unrealized gain of $1,029. In accordance with current accounting standards, the transferred municipal securities were recorded at fair value and stockholders' equity increased $673 net of income tax effects at the date of transfer to recognize additional unrealized gain on securities available for sale. PSB reclassified municipal securities to increase available liquidity.

The following table categorizes securities by scheduled maturity date and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security. Yields by security type and maturity are based on amortized security cost.

Table 12:  Investment Securities Distribution

                                                                   After one but     After five but
                                             Within one year     within five years   within ten years  After ten years
                                             Amount    Yield     Amount    Yield    Amount    Yield    Amount  Yield
U.S. Treasury securities and obligations
  of U.S. government agencies                 $1,516    2.84%    $8,477    3.53%    $2,155    4.97%

Obligations of states and
  political subdivisions(1)                     $959    6.68%    $8,704    6.54%   $14,609    5.71%    $392    5.99%

Mortgage backed securities                                        5,305    4.25%     2,674    4.58%

Collateralized mortgage obligations            3,673    4.40%    20,703    3.72%     1,007    4.40%

Non-rated trust preferred securities                                                                  2,250    5.63%

Other equity securities                           48   13.22%

Totals                                        $6,196    4.44%   $43,189    4.32%   $20,445    5.42%  $2,642    5.68%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2003 and 2002, PSB's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.
                                        27
Securities with an approximate carrying value (fair value) of $17,994 and $7,907 at December 31, 2003 and 2002, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law. The substantial increase in securities pledged was due to the increase in local governmental and municipal funds in excess of insured limits obtained by PSB during 2003.

The market value of the investment portfolio as a percentage of book value has been impacted by changes in overall market interest rates during the past several years. At December 31, 2003 market value was 101.8% of book value compared to 102.6% of book value at December 31, 2002 and 101.2% of book value at December 31, 2001. The net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $844, net of deferred taxes of $446 at December 31, 2003 compared to a gain of $1,306 net of deferred income taxes of $731 at December 31, 2002. Unrealized securities gains, net of income tax effects are not considered regulatory capital under current banking regulations. Management believes investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expects to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to PSB's interest rate risk and return profile.

As a member of the FHLB system, PSB is required to hold stock in the FHLB based on total assets and anticipated level of long-term borrowings to be advanced to its bank subsidiary. This stock has a purchase cost and par value of $100 per share. The stock is recorded at cost which approximates market value.
Transfer of the stock is substantially restricted. The FHLB pays dividends in both cash and additional shares of stock. During the three years ended December 31, 2003, FHLB dividends have been in the form of additional shares of stock. In accordance with industry accounting conventions, PSB records FHLB dividends in the form of stock as income in the year received. The average dividend rate paid to PSB on FHLB stock was 6.46%, 4.91%, and 6.44% in 2003, 2002, and 2001, respectively.

LOANS RECEIVABLE

Total loans as presented in the following table include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end. Total loans receivable increased 18.6%, 9.0%, and 6.1% at December 31, 2003, 2002, and 2001,
respectively. The majority of this growth came from additional real estate loans, both commercial real estate and residential 15 year fixed rate first mortgages that fit into PSB's asset-liability management plans. Approximately $23 million of PSB's $50 million in total 2003 growth was originated by PSB's new Rhinelander, Wisconsin branch location which opened during August 2002.
                                        28

Table 13:  Loan Composition

                                    2003               2002             2001              2000              1999
                                      % of                % of              % of                % of              % of
                            Amount    Total   Amount     Total   Amount     Total    Amount    Total    Amount   Total
Commercial,
industrial, municipal
and agricultural           $66,934   21.17%   $64,527   24.21%   $64,503   26.38%   $71,414   31.00%   $60,300   32.42%

Commercial real
estate mortgage            128,290   40.58%   102,238   38.35%    84,150   34.41%    45,157   19.60%    28,046   15.08%

Real estate construction
(commercial and
residential)                37,639   11.91%    26,052    9.77%    15,609    6.38%    11,231    4.87%     9,654    5.19%

Residential real
estate mortgage             66,065   20.90%    55,078    20.66%   61,787   25.27%    82,309   35.72%    70,556   37.93%

Residential real estate
mortgage held for sale         207    0.07%       949     0.36%    1,403    0.57%       114    0.05%         -    0.00%

Residential real
estate home equity           9,252    2.93%     7,274     2.73%    4,576    1.87%     4,400    1.91%     4,075    2.19%

Consumer and
individual                   7,728    2.44%    10,439     3.92%    12,522   5.12%    15,784    6.85%    13,375    7.19%

Totals                    $316,115  100.00%  $266,557   100.00%  $244,550 100.00%  $230,409  100.00%  $186,006  100.00%

Commercial real estate growth continues to drive PSB loan growth, as it has for several years. Separate from commercial real estate loans and real estate construction at December 31, other loan categories have changed little from $148,306 at December 31, 1999 to $150,186 at December 31, 2003. Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space. PSB has little lending activity for agricultural purposes. Management of PSB is involved in the communities serviced by PSB and has a strong understanding of the local economy, its business leaders, and trends in successful business development. Based on this knowledge, PSB offers flexible terms and efficient approvals which have allowed it to made inroads in this type of lending. PSB hired an additional experienced commercial lender during early 2004 and expects commercial loan principal to experience continued growth.

Retained, in-house residential real estate mortgage loans increased to $66,065 at the end of 2003, compared to $55,078 at the end of 2002 and $61,787 at the end of 2001. During 2002 and much of 2003, in-house mortgages typically included 1 to 3 year balloon mortgages which have been offered rates no less than longer term 15 to 20 year fixed rates available in the secondary market. Many of these borrowers have refinanced into a long-term fixed rate mortgage, thereby decreasing residential real estate mortgages held by PSB. Traditionally, in-house balloon mortgages have increased when long-term fixed rates were high, most recently during 2000 (when in-house mortgages were $82,309).
                                        29
Despite this trend, the amount of residential real estate mortgages held increased from the year earlier period by a substantial amount. The increase in residential mortgages during 2003 is from retaining some 15 year fixed rate mortgages rather than selling the principal to the secondary market. These mortgages were retained as part of an asset-liability management strategy to maximize net interest margin without a significant increase in interest rate risk due to the current cash and projected liquidity position in light of interest sensitivity of the entire balance sheet and opportunities for re-investment of investment security cash flows into loans or other new securities. The amount of 15 year fixed rate mortgages originated by the program during 2003 was approximately $12.0 million with an average yield of 4.95%. Approximately one-half of this production was funded by maturing and prepaid mortgage related investment securities during this period. This program was discontinued during August 2003 and all 15 year fixed rate mortgage loans currently originated by PSB are sold to other investors on the secondary market to eliminate the associated interest rate risk. During 2004, PSB does not expect to retain any 15 year fixed rate mortgage production but does expect to place some 5 to 7 year fixed rate balloon and adjustable rate mortgages on the balance sheet as is beneficial to profits, risk mitigation and asset-liability management.

In addition to residential real estate loans retained by PSB and recognized on the balance sheet, PSB also serviced $152,718 at December 31, 2003, and $95,408 at December 31, 2002 of residential real estate loans which have been sold to the FHLB under the MPF. As part of the asset/liability and interest rate sensitivity management strategy, PSB generally does not retain long-term 15 to 30 year fixed rate mortgages in its own portfolio. These serviced loans are not recognized on PSB's balance sheet. As previously discussed in the analysis of noninterest income, management does not expect to see serviced loans grow at the pace of the past two years.

As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2003, the maximum obligation for such guarantees would be approximately $554 if total foreclosure losses on the entire pool of approximately $153 million loans exceeded $2,562. At December 31, 2002, the maximum obligation for such guarantees was approximately $262 if total foreclosure losses on the entire pool of approximately $95 million loans exceeded $1,280. In exchange for this guarantee, PSB is paid a "credit enhancement" fee. These first mortgage loans are underwritten using standardized and conservative criteria on residential properties in PSB's local communities. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool. The central and northern Wisconsin residential real estate market has not experienced the run-up in home values seen by other parts of the country. The average residential first mortgage originated by PSB under the FHLB program was approximately $100 during 2003. Management does not expect to be significantly impacted by loss exposure if housing values drop from a substantial increase in future mortgage lending rates.

Real estate construction loans grew $11,587, or 44.4% during 2003 compared to growth of $10,443, or 66.9% during 2002. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-
                                        30
family or other commercial development projects. PSB retains permanent financing on these projects following completion of construction in a majority of cases.

Installment loans to consumers and individuals totaled $7,728 at December 31, 2003, down $2,711 from $10,439 at 2002. December 31, 2002 consumer loans were down $2,083 from $12,522 at year-end 2001. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. PSB experiences extensive competition from local credit unions offering low rates on installment loans and has directed resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending during the past several years. However, during early 2004, PSB created a new position of Retail Sales Manager staffed by an experienced and qualified consumer banking professional to lead an improvement in consumer lending and retail deposit product activity. Despite substantial competition in these products from strong local credit unions, PSB believes a competitive product line in this area is important for serving existing customers and obtaining new customers with competitively priced products delivered with above average service and flexibility.

The following table categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2003, no concentrations existed in PSB's portfolio in excess of 10% of total loans.

Table 14:  Loan Maturity Distribution and Interest Rate Sensitivity

                                                        Loan Maturity
                                              One year    Over one year     Over
As of December 31, 2003:                      or less    to five years   five years
Commercial, industrial, municipal,
   and agricultural                             $43,279     $21,440       $2,215
Commercial real estate mortgage                  50,946      71,943        5,401
Real estate construction                         37,639
Residential real estate mortgage                 16,617      25,735       23,713
Residential real estate mortgage held for sale      207        -            -
Residential real estate home equity               9,177          -            75
Consumer and individual                           2,910       4,247          571
Totals                                         $160,775    $123,365      $31,975

Fixed rate                                                 $120,639      $31,975
Variable rate                                                 2,726           -
Totals                                                     $123,365      $31,975

                                        31
ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. During 2003 the allowance for loan losses as a percentage of gross loans declined due to an improvement in portfolio quality and charge-off of a significant problem loan identified during 2002. As of December 31, 2003, the allowance for loan losses as a percentage of total loans outstanding was 1.15% and was 106.0% of nonperforming loans, compared to 1.22% and 129.8%, respectively, at December 31, 2002. In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

Table 15: Loan Loss Experience
                                                                          Years ended December 31
                                                         2003       2002         2001       2000         1999
Average balance of loans for period                   $282,006    $249,247    $226,819    $207,527    $163,929
Allowance for loan losses at
beginning of year                                       $3,158      $2,969      $2,407      $2,099      $1,947

Loans charged off:
Commercial, industrial, municipal,
   and agricultural                                        243         628         148         250         374
Commercial real estate mortgage                              -           -           -           -           -
Residential real estate mortgage                           170         201          75          14          20
Consumer and individual                                    109         156         107          51          38
Total charge-offs                                          522         985         330         315         432

Recoveries on loans previously charged-off:
Commercial, industrial, municipal,
   and agricultural                                         44          33           1          16          74
Commercial real estate mortgage                              -           -           -           -           -
Residential real estate mortgage                             5           6           -           3           -
Consumer and individual                                     16          25           1           4          50
Total recoveries                                            65          64           2          23         124

Net loans charged-off                                      457         921         328         292         308
Provision for loan losses                                  835       1,110         890         600         460

Allowance for loan losses at
end of year                                             $3,536      $3,158      $2,969      $2,407      $2,099

Ratio of net charge-offs
during the year to average loans                          0.16%       0.37%       0.14%       0.14%       0.19%

Ratio of allowance for loan losses
to loans receivable at end of year                        1.15%       1.22%       1.24%       1.06%       1.15%

                                        32
The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions. PSB has an internal risk analysis and review staff that continuously reviews loan quality.

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in the following table. The allocation methodology applied by PSB focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for credit losses by pools of risk and by loan type. PSB combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

Table 16:  Allocation of Allowance for Loan Losses

                                                                 As of December 31,
                                  2003             2002                 2001                2000            1999
                                        % of             % of                % of             % of              % of
                             Dollar  principal Dollar  principal Dollar   principal  Dollar principal Dollar  principal
                                                                 <C
Commercial, industrial,
 municipal, and agricultural   2,002   2.99%  $1,919     2.97%   $1,738     2.69%   $1,467   2.05%  1,263   .09%
Commercial real estate
 mortgage                      1,022   0.62%     569     0.45%      417     0.43%       87   0.16%     61   .16%
Eesidential real estate
 mortgage                        205   0.27%     167     0.27%      174     0.26%      162   0.19%    156  0.21%
Consumer and individual           52   0.67%      72     0.69%       89     0.71%      369   2.34%    322  2.41%

Impaired loans                   255  15.67%     431    30.33%      551    26.09%      322  16.94%    297  3.46%
Unallocated                        -                 -                -                  -              -
Totals                        $3,536          $3,158             $2,969             $2,407         $2,099

Net loans charged off declined to .16% of average loans during 2003 compared to ..37% in 2002 and .14% for 2001. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. During 2002, PSB was notified of the bankruptcy of a large commercial loan customer in which it was not the lead lender. Due to inadequate collateral protection, an additional $270 of loan loss provisions were recorded during 2002 to cover estimated principal losses not specifically identified and reserved previously. A charge-off of $376 was also recorded during 2002 on this relationship. During 2003, the remaining principal balance of $211 on this relationship (fully reserved in the allowance for loan losses at December 31, 2002) was charged off during 2003. Separate from these charge-offs, net charge-offs to average loans would have been .09% during 2003 and .22% during 2002.
                                        33
Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, nonaccrual loans defined as impaired under current accounting standards, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

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

Table 17:  Nonperforming Loans and Foreclosed Assets

                                                                    December 31,
                                                   2003    2002        2001       2000     1999
Nonaccrual loans not considered impaired        $1,898     $750      $1,801     $1,123     $620
Nonaccrual impaired loans                        1,221    1,036       1,235        803      510
Accruing loans past due 90 days or more              -        -           -          -        -
Restructured loans                                 216      647         999      1,348      278

Total non-performing loans                      $3,335   $2,433      $4,035     $3,274   $1,408

Foreclosed assets                               $   84   $  573      $  421     $   17   $   24

Impaired loans accruing income                  $  406   $  385      $  877     $1,098   $1,696

Total non-performing loans as a percent
    of gross loans receivable                     1.08%    0.94%       1.68%      1.44%    0.77%

Nonperforming loans at December 31, 2003, increased by $902 to $3,335 from $2,433 at December 31, 2002. Nonperforming loans to gross loans was 1.08% at December 31, 2003, compared to .94% at December 2002. PSB also tracks delinquencies on a contractual basis quarter to quarter since some problem loans currently making payments remain on non-accrual status until ongoing ability to repay according to the contract is shown. Loans contractually delinquent 30 days or more as a percentage of gross loans were .63% at December 2003 compared to .87% at December 2002 and 1.68% at December 2001. Management continues to work aggressively with problem credits and expects the level of non performing loans to total loans and net charge-offs to average loans during 2004 to be similar to that seen during 2003.

Interest payments on nonaccrual and impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the
                                        34
cash basis. The interest that would have been reported in 2003 if all such loans had been current throughout the year in accordance with their original terms was $248 in comparison to $106 actually collected. The total reduction in interest income during 2002 and 2001 as a result of discontinuing the accrual of interest on loans that are delinquent for 90 days or more was $54 and $68, respectively.

OFF BALANCE SHEET ARRANGEMENTS

As described previously, PSB serviced residential mortgage loans of $152,718 at December 31, 2003, and $95,408 at December 31, 2002 which have been sold to the FHLB under the MPF Program and are not included on PSB's balance sheet. As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2003, the maximum obligation for such guarantees would be approximately $554 if total foreclosure losses on the entire pool of approximately $153 million loans exceeded $2,562. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool. Therefore, PSB does not maintain any recourse liability for possible losses.

Under bank regulatory capital rules, this recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. The majority of the recourse loans held at December 31, 2003 require risk capital equal to 8% of PSB recourse obligation. However, the loan program used by PSB since October 2003 requires risk capital equal to the recourse obligation (the original MPF program used by PSB has expired and all new loans are originated under this new capital arrangement). As of December 31, 2003, the amount of risk based capital needed to be considered well-capitalized under prompt correction action provisions increased $116. During 2004, as new loans are originated under the new program, risk based capital needs will increase equal to additional recourse obligation. However, in light of the capital structure of PSB and anticipated activity in loan originations during 2004, management does not expect these capital requirements to impact operations in the near-term.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 14 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

LIQUIDITY AND CAPITAL RESOURCES

PSB has experienced substantial internal asset growth during the past several years while maintaining similar equity capital related to asset size. This growth has been funded primarily by wholesale depositors and FHLB advances, rather than local retail deposit growth. These sources of wholesale funding are limited both by the wholesale lender's ability to raise individual depositor funds and by internal limitations on use of such funds. Increased loans to customers have been the significant use of these funds. The table below outlines in summary form the sources and uses of cash for the three years ending December 31, 2003. These sources and uses
                                        35
of funds and their impact on past and future growth is discussed in depth later in this analysis of liquidity.

Table 18:  Summary Sources and Uses of Cash
                                                                                  2003    2002     2001
Cash flows from operating activities                                            $7,392   $6,247   $3,284
Payment of dividends to shareholders and purchase of treasury stock             (1,551) $(1,338)   $(907)

Operating cash flow retained by PSB                                              5,841    4,909    2,377
Additional financing received from retail depositors, net                        9,995    9,665   30,598
Additional financing received from wholesale depositors, net                     8,589   14,530    1,503
Proceeds from additional FHLB advances                                           9,000        -   10,000
Proceeds from additional other borrowings, net                                   7,173        -        -
Proceeds from additional capital received from shareholders                          -       52        -

Cash flow retained from operations and financing before debt repayment          40,598   29,156   44,478
Repayment of other borrowings, net                                                       (1,025)  (7,188)

Cash flow retained from operations and financing after debt repayment           40,598   28,131   37,290
Funds received from sale and maturities of investment securities, net            7,368        -        -
Proceeds from sale of nonmonetary assets                                           280      279      636

Cash flows available for investing activities                                   48,246   28,410   37,926

Increase in funds loaned to customers, net                                     (48,959) (20,923) (13,524)
Funds invested in securities, net                                                    -   (9,528)  (7,462)
Capital expenditures                                                            (1,912)  (1,957)    (758)

Cash flows used in investing activities                                        (50,871) (32,408) (21,744)

Net increase (decrease) in cash held at beginning of year                      $(2,625) $(3,998) $16,182
Cash and cash equivalents at beginning of year                                  21,552   25,550    9,368

Cash and cash equivalents at end of year                                       $18,927  $21,552  $25,550

DEPOSITS

Retail deposits are PSB's largest source of funds. Retail deposits represented 65.5%, 69.4%, and 72.0% of total assets as of December 31, 2003, 2002, and 2001, respectively. However, growth in local retail deposits has slowed during the past several years. PSB's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. To continue asset growth, deposit growth was supplemented by additional wholesale certificate of deposits (in additional to additional FHLB advances). The following table outlines the average distribution of deposits during the three years ending December 31, 2003.

Table 19:  Average Deposits Distribution

                                             2003               2002              2001
                                                Interest               Interest          Interest
                                      Amount   Rate paid     Amount  Rate paid  Amount   Rate paid
Noninterest bearing
demand deposits                     $46,876        n/a      $38,031      n/a    $32,710      n/a

Interest bearing demand
and savings deposits                 40,518       0.61%      32,536     1.04%    25,685    1.70%

Money market demand deposits         69,238       1.00%      73,629     1.44%    75,553    3.74%

Retail time deposits                 99,851       3.19%      99,982     4.12%   115,093    5.66%

Wholesale time deposits              44,232       3.46%      32,866     4.02%       n/a*    n/a*

Totals                             $300,715       1.88%    $277,044     2.47%  $249,041    3.92%
Average retail deposit growth           5.0%                   n/a*                 n/a*

*Prior to 2002, PSB did not maintain separate information on average balance of wholesale time deposits and related interest expense.

Due to the increasing competitive nature of time deposit funding, both locally and nationally, PSB believes transactional based deposits to be the best source of low-cost funding in the long-term. Such personal and commercial deposits are attracted and retained through factors other than interest rate alone, including high level of customer service, network of deposit taking branches, and convenience of use, and provide a high level of fee base income and available short-term liquidity via clearing float. Therefore, PSB actively promotes transactional based deposit products. This emphasis is reflected in an increase in average noninterest bearing demand deposits during the past several years. Interest bearing demand deposits have also increased primarily due to new municipal and government agency deposits, many of which require pledging of security collateral. During 2004, PSB intends to commit greater resources to expand deposits from municipalities and governments. However, due to securities available for pledging, the level of municipal deposit growth seen during 2003 and 2002 may not be repeated.

Increased demand deposit balances have been offset by a decline in money market deposits. Prior to 2002, PSB promoted a money market balance tied to a national money market index. When money market rates were relatively high prior to 2001, PSB generated substantial deposit growth in this product.
During 2002, PSB changed its rate on money market deposits from being based on a national index to changing at the discretion of management. This change benefited customers during 2003 and 2002 as the index rate would have been less than the rate paid by PSB. However, many local depository institutions have maintained high money market rates despite the decline in national rates on short-term funds. Because of this, some money market funds have been removed by customers, and presumable reinvested at higher money rates at other institutions. In the near term, the incremental money market deposit funds that could be raised by significantly raising the money market interest rate would not be sufficient to offset the incremental financing cost relative to other alternatives. PSB does not anticipate making significant changes to the money market products during 2004 and does not expect significant growth in these accounts.

During much of 2002 and 2003, rates (including broker fees) on broker deposits have been less than local retail deposits for equivalent terms. During 2003, the average rate paid on wholesale deposits was greater than the rate paid on retail time deposits because, in general, wholesale deposit original terms were greater than those typically seen on retail time deposits. During 2002 and 2003, various larger commercial loans have been offered at longer-term fixed rate financing terms (typically 5 years) that were simultaneously funded by similar term wholesale deposits. Because the average term on wholesale certificates was longer than local certificates, the wholesale yield increased relative to local time deposits during 2003.

Table 20:  Period-End Deposit Composition
                                                           December 31,
                                                  2003                    2002
                                             $           %            $          %
Non-interest bearing demand             $50,563       16.0%     $45,457       15.3%
Interest-bearing demand and savings      46,797       14.8%      38,545       12.9%
Money market deposits                    70,879       22.4%      74,418       24.9%
Retail time deposits less than $100      59,422       18.7%      60,982       20.5%
Retail time deposits $100 and over       40,033       12.7%      38,297       12.9%
Broker & national time deposits
   less than $100                        10,221        3.2%      12,847        4.3%
Broker & national time deposits $100
   and over                              38,499       12.2%      27,284        9.2%

Totals                                 $316,414      100.0%    $297,830      100.0%

Table 21:  Change in Deposit Composition
                                                   December 31,     % Change from prior year
                                                2003        2002         2003       2002
Total time deposits $100 and over            $78,532    $65,581        19.7%      30.2%
Total broker and national time deposits       48,720     40,131        21.4%      56.8%
Total retail time deposits                    99,455     99,279         0.2%       3.5%
Core deposits, including money market
   deposits                                   168,239   158,421         6.2%       4.1%

Large time deposits and wholesale broker deposits continue to grow as a percentage of total deposits. Growth in retail time deposits and local "core" deposits has been low relative to overall asset growth. During early 2004, PSB created a new Retail Sales Manager position to coordinate efforts on consumer lending and deposit products to improve sale of such deposits. PSB believes it has competitively priced deposit products in its local markets and seeks to actively promote them during 2004. However, based on expected asset growth in existing and new markets during 2004, management believes broker wholesale funding will continue to be
                                        38
used during 2004. PSB policy allows broker funds to be used up to 20% of total assets. Available and unused broker deposits were approximately $33,067 and

$34,163 at December 31, 2003 and 2002, respectively. The table below outlines maturities of time deposits of $100 or more, including broker and retail time deposits. Management is aware of the potential volatility of broker deposits due to funds flowing out of the banking system and into other investment vehicles, and other factors, that could increase the incremental cost of obtaining these types of deposits. Broker deposits represent just one potential financing source in addition to FHLB advances and repurchase agreements.

Table 22:  Maturity Distribution of Certificates of Deposit of $100 or More

                                           December 31, 2003
                                           Balance      Rate
3 months or less                          $6,248        1.96%
Over 3 months through 6 months            11,250        2.47%
Over 6 months through 12 months           27,601        2.06%
Over 1 year through 5 years               29,599        4.15%
Over 5 years                               3,834        4.48%
Totals                                   $78,532

CONTRACTUAL OBLIGATIONS

PSB is party to various contractual obligations requiring use of funds as part of its normal operations. The table below outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations, including time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash. However, renewal of these obligations is dependent on PSB's ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB. PSB's funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis.

Table 23:  Contractual Obligations at December 31, 2003

                                                                         Payments due by period
                                                      Total     < 1 year   1-3 years   3-5 years  > 5 years
Time deposits                                       $148,175    $90,423    $34,252    $18,908     $4,592
Long-term Federal Home Loan Bank advances             32,000          -     19,000      8,000      5,000
Other long-term borrowings                             7,816      5,539      1,376        901          -
Deferred compensation and retirement agreements          214         13         16          -        185
Post-retirement health insurance benefits plan           254  -       -          -          -        254
Branch bank operating lease commitments                  133         72         61          -          -
Premises and equipment purchase commitments            3,174      3,174          -          -          -
Total contractual obligations                       $191,766    $99,221    $54,705    $27,809    $10,031

                                        39
LIQUIDITY, FUNDING SOURCES, AND INTEREST RATE SENSITIVITY

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB and use of wholesale time deposits. The following table outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2003. During 2004, PSB expects total net asset growth from existing and new market locations to be approximately $50 million, a significant portion of which will be funded by use of funding sources other than deposits.

Table 24:  Available but Unused Funding Sources other than Retail Deposits:

                                                December 31, 2003
                                              Unused, but    Amount
                                               Available      Used
Overnight federal funds purchased            $22,500     $      -
FHLB advances under blanket mortgage lien      8,165       47,000
Repurchase agreements                         25,458       10,475
Wholesale market time deposits                33,067       48,720

Total available but unused funds             $89,190     $106,195

Overnight federal funds purchased totaling $22,500 are available through three primary correspondent banks. These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds. During 2003, average daily federal funds purchased were $2,579 compared to $84 during 2002. The cost of these funds is subject to change based on changes in the discount rate as determine by the Federal Reserve. PSB may maintain a continuous position in overnight federal funds purchased up to 60 days before amounts must be liquidated for at least one business day. Consideration of the need for federal funds purchased is part of PSB's daily cash management and funding procedures and represents the first source of liquidity as needed.

Under the existing credit line with the FHLB described in Item 8, Note 9 of the Notes to Consolidated Financial Statements, PSB may borrow up to 60% of qualifying existing mortgage loan collateral. In addition, PSB may pledge certain investment securities to obtain additional funding under repurchase agreement. FHLB advance rates for terms equal to or less than 5 years are generally more favorable that local retail deposits rates or brokered or other wholesale funding. FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Therefore, existing high cost FHLB advances borrowed prior to 2001 were not refinanced in the substantially lower long term rate market experienced during 2003 and 2002. FHLB advance funding may be obtained for various terms on a daily basis at PSB's request, and represents PSB's second source of liquidity as needed after federal funds purchased.
                                        40
Repurchase agreements represent overnight and long-term funding in exchange for securities owned by PSB for a designated time period for an agreed upon interest rate. Item 8, Note 10 of the Notes to Consolidated Financial Statements outlines the activity in these other borrowings and federal funds purchased during the three years ending December 31, 2003. Although PSB does not currently have any repurchase agreements with the FHLB, it does have a written agreement providing for their use in exchange for securities held. An additional $25,458 of FHLB funding could be obtained upon pledge of these available securities as of December 31, 2003.

As described in the changes in deposits and deposit activity above, wholesale broker deposits have represented a growing source of asset growth funding during the past several years. PSB's policy allows up to 20% of assets to be funded with wholesale time deposits. Wholesale time deposits as a percentage of assets were 11.9%, 10.8%, and 7.4% of total assets at December 31, 2003, 2002, and 2001, respectively.

PSB's Asset-Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 25 represents PSB's earning sensitivity to changes in interest rates at December 31, 2003. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment. The following repricing methodologies should be noted in Table 25:

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

Table 25 reflects a positive gap position in essentially all individual and cumulative categories until those beyond 5 years. The cumulative one-year gap ratio is positive at 110.4% compared to 109.4% at December 31, 2002. A significant factor in PSB's ability to match the repricing of assets and liabilities in line with the expectations in the table is the ability to delay increases in interest rates paid on "core" deposits such as NOW, statement savings, and MMDA accounts when market rates begin to increase. PSB conducts incremental cost analysis of various sources
                                        41
of funding on an ongoing basis and will rely on such analysis to slow core deposit interest rate growth until adjustable rate loan rates benefits from future increases in the prime lending rate.

Table 25:  Interest Rate Sensitivity Gap Analysis

                                                                       December 31, 2003
                                   0-90 Days    91-180 days  181-365 days  1-2 yrs.  Bynd 2-5 yrs.  Bynd 5 yrs.  Total
Earning assets:
  Loans                            $111,946     $23,515       $46,075     $53,447       $58,045       $15,054  $308,082
  Securities                          5,012       3,072         7,653      16,295        24,879        15,561    72,472
  FHLB stock                          2,444                                                                       2,444
  Other earning assets                5,173                                                                       5,173

Total                              $124,575     $26,587       $53,728     $69,742       $82,924       $30,615   388,171
Cumulative rate
  sensitive assets                 $124,575    $151,162      $204,890    $274,632      $357,556      $388,171

Interest-bearing liabilities
  Interest-bearing deposits         $91,581     $25,788       $44,813     $19,819       $36,996       $46,854  $265,851
  FHLB advances                      15,000                                19,000         8,000         5,000    47,000
  Other borrowings                    2,171       1,023         5,254       2,027                                10,475

Total                              $108,752     $26,811       $50,067     $40,846       $44,996       $51,854   323,326
Cumulative interest
  sensitive liabilities            $108,752    $135,563      $185,630    $226,476      $271,472      $323,326

Interest sensitivity gap for
  the individual period           $  15,823       $(224)       $3,661     $28,896       $37,928      $(21,239)
Ratio of rate sensitive assets to
  rate sensitive liabilities for
  the individual period               114.5%       99.2%        107.3%      170.7%        184.3%         59.0%

Cumulative interest
  sensitivity gap                 $  15,823     $15,599       $19,260     $48,156       $86,084       $64,845
Cumulative ratio of rate
 sensitive assets to rate
 sensitive liabilities                114.5%      111.5%        110.4%      121.3%        131.7%        120.1%

During 2002, PSB created new financial modeling techniques to measure interest rate risk. These policies are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. PSB also uses various policy measures to assess adequacy of liquidity and interest rate risk as described below.

BASIC SURPLUS

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. PSB's policy is to maintain a basic
                                        42
surplus of at least 5%. Basic surplus was 8.0% and 15.0% at December 31, 2003, and 2002, respectively.

INTEREST RATE RISK LIMITS

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Changes in interest rates are assumed to be a parallel yield curve shift fully implemented over a 12 month time frame. PSB's policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. The projected increase in net interest income on the existing balance sheet for the next 12 months if rates increased 200 basis points was 3.17% and 1.28% at December 31, 2003 and 2002, respectively. The projected decrease in net interest income for the next 12 months if rates decreased 100 basis points was -2.50% and -1.00% at December 31, 2003, and 2002, respectively.

CORE FUNDING UTILIZATION

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the
guidelines for interest rate risk limits exposure described previously.   PSB's
core fund utilization ratio after a projected 200 basis point increase in rates was 46.53% and 41.00% at December 31, 2003, and 2002, respectively.

CAPITAL ADEQUACY

PSB is required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for these requirements and PSB's current capital position relative to these requirements. The primary increase in stockholders' equity during the three years ending December 31, 2003 has been retained net income not distributed to shareholders. Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Refer to Item 8, Statement of Changes in Stockholder's Equity in the Consolidated Financial Statements for detailed activity in the capital accounts. Average tangible regulatory Tier 1 leverage capital was 7.86%, 7.66%, and 7.53% during 2003, 2002, and 2001, respectively. The following table presents a reconciliation of stockholders' equity as presented in the December 31, 2003, 2002, and 2001 consolidated balance sheets to regulatory capital.

Table 26:  Capital Ratios

                                                                          December 31,
                                                                  2003       2002       2001
Stockholders' equity                                           $32,141    $29,302    $25,349
Disallowed mortgage servicing right assets                         (81)       (70)       (28)
Unrealized (gain) loss on securities available for sale           (844)    (1,306)      (491)

Tier 1 regulatory capital                                       31,216     27,926     24,830
Add: allowance for loan losses                                   3,536      3,158      2,969

Total regulatory capital                                       $34,752    $31,084    $27,799

Total assets                                                  $408,933   $371,468   $344,296
Disallowed mortgage servicing right assets                         (81)       (70)       (28)
Unrealized (gain) loss on securities available for sale           (844)    (1,306)      (491)

Tangible assets                                               $408,008   $370,092   $343,777

Risk-weighted assets (as defined by current regulations)      $318,005   $272,377   $248,751

Tier 1 capital to period end tangible assets (leverage ratio)     7.65%      7.55%      7.22%
Tier 1 capital to adjusted risk-weighted assets                   9.82%     10.25%      9.98%
Total capital to adjusted risk-weighted assets                   10.93%     11.41%     11.18%

On December 16, 2003, PSB declared a 5% stock dividend in additional to the regular semi-annual cash dividend. The stock dividend was paid to shareholders of record as of January 6, 2004 on January 29, 2004. PSB also affected a 2-for-1 stock split paid December 2, 2002. All references in its Management Discussion and Analysis to the number of common shares and per share amounts for 2003, 2002, and 2001 have been restated to reflect the 2-for-1 split and the 5% stock dividend.

PSB pays a regular semi-annual cash dividend as described in Item 5 of this Annual Report of Form 10-K. In addition, PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 8, Note 14 of the Notes to Consolidated Financial Statements.

PSB maintains an incentive stock option plan approved by shareholders during 2001 as described in Item 8, Note 15 of the Notes to Consolidated Financial Statements. As of December 31, 2003, all shares available under the plan have been granted and no shares of common stock remained reserved for future grants.

Although PSB is currently purchasing treasury shares under the buyback program described above, management is pursuing a growth strategy which may require significant capital to be maintained to support asset growth. Therefore, large scale stock buybacks or dividend payments
                                        44
substantially in excess of past periods are not anticipated. Based on expected asset growth during 2004, PSB expects to remain well-capitalized during 2004 with a Tier 1 leverage capital ratio in excess of 7.0%.

CRITICAL ACCOUNTING ESTIMATES

ALLOWANCE FOR LOAN LOSSES

Current accounting standards call for the allowance for loan losses to include both specific losses on identified problem loans (Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan") and "inherent" losses on existing loan pools not yet considered problem loans (SFAS No. 5, "Accounting for Contingencies"). Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio. Actual results, if significantly different from that using estimates at period-end, could have a material impact on the results of operations.

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into four primary categories - Residential real estate loan pool, consumer installment loan pool, specifically identified problem commercial loans, and pools of non-problem commercial purposes loans subcategorized by credit risk assessment. PSB makes the following estimates and performs the following procedures when setting the allowance for loan losses at period-end:

   1. Categorize existing loan principal into either commercial purpose loans, a pool of residential real estate loans, or a pool of consumer installment loans.

   2. Commercial purpose loans are subcategorized into credit risk "grades" based on an internal determination of risk established during credit analysis and updated no less than annually. Determination of risk grades takes into account several factors including collateral, cash flow, borrower's industry environment, financial statement strength, and other factors. PSB uses four risk grades for non-problem commercial purpose loans.

   3. Identified problem loans are classified into two additional risk grades and individually reviewed to determine specific reserves required for each relationship depending on the specific collateral and timing of cash flows to be received. The allowance for loan losses provided to these problem loans is based substantially on management's estimates related the value of collateral, timing of cash flows to be received from the borrower or sale of the collateral, and likelihood of the specific borrower's ability to repay all amounts due without foreclosure of collateral. Management updates the cash flow analysis of problem loan relationships quarterly.

   4. Other commercial loans not considered to be problem loans are assigned an estimated loan loss allowance based on historical "inherent" losses for loans of similar credit risk. These allowances range from .25% of principal to 2.5% of principal depending on the assigned credit risk grade. An inaccurate assignment of credit risk grade to a loan relationship could significantly increase the actual levels of allowances required for that
                                        45
      loan, and therefore management's assigned of credit risk is a significant estimate. Management reviews actual long-term losses to the inherent losses assigned by credit risk grade and updates allowance percentages as needed.

   5. Similar to nonproblem commercial purpose loans, inherent losses are assigned to the residential real estate loan pool. However, since residential real estate loan risk characteristics are very similar from borrower to borrower, a flat percentage loss of principal is applied to real estate loans rather than breaking the pool into subcategories of credit risk. The percentage applied is based primarily on historical losses on similar residential loan pools. An inaccurate estimate of inherent losses related to the real estate loan pool could significantly increase the actual levels of allowances required.

   6. Similar to the residential real estate loan pool, consumer installment loans are assigned an estimated of loss based on a flat percentage of principal outstanding. The percentage applied is based primarily on historical losses on similar consumer installment loan pools. An inaccurate estimate of inherent losses related to the consumer installment loan pool could significantly increase the actual levels of allowances required.

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded. If past due and problem loans are significantly rising, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized in the allowance for loan losses calculation by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools. As of December 31, 2003, there were no unallocated loan loss allowances recorded.

MORTGAGE SERVICING RIGHTS

As required by current accounting standards (SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"), PSB records a mortgage servicing right asset ("MSR") when PSB continues to service borrower payments and maintenance activities on loans in which the principal has been sold to the FHLB or other secondary market investors. PSB's MSR calculation is calculated on a individual loan level basis and uses public financial market information for many of the significant estimates. PSB makes the following estimates and performs the following procedures when accounting for MSRs:

   1. Serviced loans are stratified by risk of prepayment criteria. Currently, strata are first based on the year in which the loan was originated, then on term, and then on the range of interest rates within that term. At December 31, 2003, PSB used 16 strata on which to calculate the value originated mortgage servicing rights ("OMSRs") and to amortize and calculate impairment of existing MSRs.

   2. PSB uses the discount approach to generate the initial value for the OMSR. It takes the average of the current dealer consensus on prepayment speeds as reported to Reuters or
                                        46
      the prepayment speed implied in the mortgage backed security prices for newly created loans along with other assumptions to general an estimate of future cash flows. The present value of estimated cash flows equals the fair value of the OMSR. PSB capitalizes the lower of fair value or cost of the OMSR. Other than the estimate of public dealer consensus of prepayment speeds, significant fair value and cost estimates include:

         *     Servicing cost of $60 per loan annually
         * Cash flow discount rate of 8% to 10%, depending on year of origination
         * Short-term reinvestment rate on the float of payments to investors of 2%

      Changes in these estimates and assumptions would change the initial value recorded for OMSRs and change the gain on sale of mortgage loans recorded in the income statement.

   3. Amortization of the OMSR is calculated based on actual payment activity on a per loan basis. Because all loans are handled individually, curtailments decrease MSRs as well as regularly scheduled payments. The loan servicing value is amortized on a level yield basis.

   4. Significant declines in current market mortgage interest rates decrease the fair value of existing MSRs due the increase in anticipated prepayments above the original assumed speed. SFAS No. 140 requires that impairment testing be performed and that MSRs be recorded at the lower of fair value or amortized cost. PSB performs quarterly impairment testing on its MSRs. Actual prepayment speeds (based on actual PSB customer activity on a loan level basis) are compared to the assumed prepayment speed on the date of the last quarterly impairment testing (or the origination prepayment speed if a new loan). The fair value assumptions other than prepayment speed are combined with the new estimated prepayment speed to create a new fair value. An impairment allowance is recorded for any shortfall between the new fair value and the original cost after adjusting for past amortization and curtailments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under sub captions "Results of Operations", "Market Risk", "Net Interest Income", "Provision for Loan Losses", "Investment Portfolio", "Deposits", and "Liquidity and Interest Sensitivity" under Item 7, Management's Discussion and Analysis of Financial Conditions.
                                        47

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT




Board of Directors
PSB Holdings, Inc.
Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary at December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

WIPFLI LLP

Wipfli LLP

January 22, 2004
Wausau, Wisconsin

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

                                                                                     DECEMBER 31,

                              ASSETS                                            2003              2002
Cash and due from banks                                            $         13,754  $         15,890
Interest-bearing deposits and money market funds                              1,214             5,490
Federal funds sold                                                            3,959               172

Cash and cash equivalents                                                    18,927            21,552

Securities available for sale (at fair value)                                72,472            81,057
Federal Home Loan Bank stock                                                  2,444             2,264
Loans held for sale                                                             207               949
Loans receivable, net of allowance for loan losses of $3,536
  and $3,158 in 2003 and 2002, respectively                                 304,339           256,015
Accrued interest receivable                                                   1,617             1,732
Foreclosed assets                                                                84               573
Premises and equipment                                                        7,557             6,158
Mortgage servicing rights, net                                                  814               697
Other assets                                                                    472               472

TOTAL ASSETS                                                        $       408,933   $       371,469

               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                             $        50,563   $        45,457
   Interest-bearing                                                         265,851           252,373

Total deposits                                                              316,414           297,830

Federal Home Loan Bank advances                                              47,000            38,000
Other borrowings                                                             10,475             3,302
Accrued expenses and other liabilities                                        2,903             3,034

Total liabilities                                                           376,792           342,166

Stockholders' equity:
 Common stock - No par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,804,850 shares                                                  1,805             1,805
   Outstanding, 1,651,069 and 1,666,102, respectively
   Common stock dividend distributable - 82,329 shares                           82                 0
 Additional paid-in capital                                                   9,694             7,150
 Retained earnings                                                           22,789            21,607
 Accumulated other comprehensive income                                         844             1,306
 Treasury stock, at cost - 153,781 and 138,748 shares, respectively          (3,073)           (2,565)

Total stockholders' equity                                                   32,141            29,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      408,933   $       371,469

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)


                                                                   YEARS ENDED DECEMBER 31,

                                                             2003           2002           2001
Interest income:
  Interest and fees on loans                              $      17,964   $     18,022  $     19,263
  Interest on securities:
   Taxable                                                        1,943          2,724         2,866
   Tax-exempt                                                       916            898           775
  Other interest and dividends                                      227            271           524
Total interest income                                            21,050         21,915        23,428

Interest expense:
  Deposits                                                        5,651          6,836         9,771
  Federal Home Loan Bank advances                                 1,989          2,289         2,266
  Other borrowings                                                  229            149           432
Total interest expense                                            7,869          9,274        12,469

Net interest income                                              13,181         12,641        10,959
Provision for loan losses                                           835          1,110           890
Net interest income after provision for loan losses              12,346         11,531        10,069

Noninterest income:
  Service fees                                                    1,282          1,217         1,011
  Mortgage banking                                                1,767          1,223           683
  Investment and insurance sales commissions                        434            250           183
  Net gain on sale of securities                                     80              0             0
  Gain on curtailment of post-retirement benefit plan               131              0             0
  Other operating income                                            417            358           188
Total noninterest income                                          4,111          3,048         2,065

Noninterest expense:
  Salaries and employee benefits                                  5,952          4,927         4,419
  Occupancy and facilities                                        1,127          1,093           917
  Data processing and other office operations                       547            583           523
  Advertising and promotion                                         172            319           307
  Other operating expense                                         1,553          1,304         1,149
Total noninterest expense                                         9,351          8,226         7,315

Income before income taxes                                        7,106          6,353         4,819
Provision for income taxes                                        2,300          1,988         1,453

Net income                                                $       4,806   $      4,365  $      3,366

Basic earnings per share                                  $        2.76   $       2.48  $       1.91

Diluted earnings per share                                $        2.74   $       2.48  $       1.91

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands except per share data)
                                                                                 ACCUMULATED
                                                ADDITIONAL                          OTHER
                                     COMMON      PAID-IN       RETAINED         COMPREHENSIVE     TREASURY
                                     STOCK       CAPITAL       EARNINGS         INCOME (LOSS)      STOCK        TOTALS
Balance, January 1, 2001          $   1,805   $    7,159       $ 15,727       $      (125)        $ (2,291)   $ 22,275
Comprehensive income:
  Net income                              0            0          3,366                 0                0       3,366
  Unrealized gain on securities
  available for sale, net of tax
  of $260                                 0            0              0                616               0         616
   Total comprehensive income                                                                                    3,982

Cash dividends declared $.51
  Per share                               0            0           (907)                 0               0        (907)

Balance, December 31, 2001            1,805        7,159         18,186                491          (2,291)     25,350
Comprehensive income:
  Net income                              0            0          4,365                  0               0       4,365
  Unrealized gain on securities
  available for sale, net of tax
  of $470                                 0            0              0                815               0         815

   Total comprehensive income                                                                                    5,180

Purchase of treasury stock                0            0              0                  0            (394)       (394)
Proceeds from stock options
   issued out of treasury                 0           (9)             0                  0              60          51
Distribution of treasury stock in
  payment of director fees                0            0              0                  0              60          60
Cash dividends declared
   $.54 per share                         0            0           (944)                 0               0        (944)

Balance, December 31, 2002            1,805        7,150         21,607              1,306          (2,565)     29,303
Comprehensive income:
  Net income                              0            0          4,806                  0               0       4,806
  Unrealized loss on securities
  available for sale, net of tax
  of $253                                 0            0              0               (414)              0        (414)

  Reclassification adjustment for
    net security gains, included in
    net income, net of tax of $32         0            0              0                (48)              0         (48)
   Total comprehensive income                                                                                    4,344

Purchase of treasury stock                0            0              0                  0            (553)       (553)
Distribution of treasury stock in
  payment of director fees                0            0              0                  0              45          45
Stock dividend declared - 5% of          82        2,544         (2,626)                 0               0           0
   shares
Cash dividends declared
   $.57 per share                         0            0           (998)                 0               0        (998)
Balance, December 31, 2003         $  1,887     $  9,694      $  22,789             $  844       $  (3,073)   $ 32,141

See accompanying notes to consolidated financial statements.
                                        51

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except per share data)                                                YEARS ENDED DECEMBER 31,

                                                                                  2003          2002            2001
Cash flows from operating activities:
  Net income                                                                  $   4,806     $  4,365      $    3,366
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for depreciation and net amortization                               1,763          859             583
    Provision (benefit) from deferred income taxes                                    0          360             (54)
    Provision for loan losses                                                       835        1,110             890
    Proceeds from sales of loans held for sale                                  132,845       94,252          60,435
    Originations of loans held for sale                                        (130,874)     (93,146)        (61,042)
    Gain on sale of loans                                                        (2,021)      (1,492)           (683)
    Provision for (recapture of) mortgage servicing right
      valuation allowance                                                           (25)         115               0
    Net (gain) loss on sale of premises
      and equipment                                                                               24             (48)
    Realized gain on sale of available for sale security                            (80)
    Net (gain) loss on sale of foreclosed assets                                      9          (28)             10
    Federal Home Loan Bank stock dividends                                         (180)        (114)           (142)
    Changes in operating assets and liabilities:
      Accrued interest receivable                                                   115          141             229
      Other assets                                                                  285         (308)           (329)
      Accrued expenses and other liabilities                                        (86)         109              69

  Net cash provided by operating activities                                       7,392        6,247           3,284

  Cash flows from investing activities:
    Proceeds from sale and maturities of:
      Held-to-maturity securities                                                     0        1,000           1,185
      Available-for-sale securities                                              46,515       20,737          26,571
    Payment for purchase of:
      Held-to-maturity securities                                                     0       (1,758)         (7,523)
      Available-for-sale securities                                             (39,147)     (29,507)        (27,695)
    Net increase in loans                                                       (48,959)     (20,923)        (13,524)
    Capital expenditures                                                         (1,912)      (1,957)           (758)
    Proceeds from sale of premises and equipment                                      0            1             289
    Proceeds from sale of foreclosed assets                                         280          278             347

  Net cash used in investing activities                                         (43,223)     (32,129)        (21,108)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                          YEARS ENDED DECEMBER 31,
                                                                                    2003            2002         2001
           Cash flows from financing activities:
             Net increase in non-interest-bearing deposits                      $   5,106         $  3,950   $  6,315
             Net increase in interest-bearing deposits                             13,478           20,245     25,786
             Net increase (decrease) in other borrowings                            7,173           (1,025)    (7,188)
             Proceeds from issuance of long-term FHLB  advances                    25,000                0     10,000
             Repayments of long-term FHLB advances                                (16,000)               0          0
             Dividends declared                                                      (998)            (944)      (907)
             Proceeds from issuance of stock options                                    0               52          0
             Purchase of treasury stock                                              (553)            (394)         0

           Net cash provided by financing activities                                33,206           21,884    34,006

           Net increase (decrease) in cash and cash equivalents                     (2,625)          (3,998)   16,182

           Cash and cash equivalents at beginning                                   21,552           25,550     9,368

           Cash and cash equivalents at end                                      $  18,927        $  21,552  $ 25,550

           SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the year for:
             Interest                                                            $   8,088        $   9,508  $ 12,817
             Income taxes                                                            2,265            1,700     1,542

           NONCASH INVESTING AND FINANCING ACTIVITIES:
             Loans charged off                                                   $     522        $     985  $    331
             Loans transferred to foreclosed assets                                    178              839       894
             Loans originated on sale of foreclosed assets                             379              531       133
             Distribution of treasury stock in payment
                of director fees                                                        45               60         0
             Transfer of held-to-maturity securities to the
                available-for-sale category                                              0           21,057         0
             Transfer of equity from retained earnings for
                5% stock dividend                                                    2,626                0         0

See accompanying notes to consolidated financial statements.
                                        53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

PSB Holdings, Inc. (the "Company"), operates Peoples State Bank (the "Bank"), a full-service financial institution with a primary service area including, but not limited to, Marathon, Oneida, and Vilas Counties, Wisconsin. It provides a variety of banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial property and casualty insurance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PSB Holdings, Inc. and its subsidiary Peoples State Bank. Peoples State Bank owns and operates a Nevada subsidiary, PSB Investments, Inc., to manage the Bank's debt and investment securities. The Bank also owns and operates a limited liability company, Peoples Insurance Services, LLC, an insurance agency offering commercial property and casualty insurance. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles
(GAAP) and to the general practices within the banking industry.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash and due from banks, interest-bearing deposits and money market funds, and federal funds sold, all of which have original maturities of three months or less.

SECURITIES

Securities are assigned an appropriate classification at the time of purchase in accordance with management's intent. Securities held to maturity represent those debt securities for which the Company has the positive intent and ability to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premium and accretion of discount calculated using the effective yield method. Unrealized gains and losses on securities held to maturity are not recognized in the financial statements.

Trading securities include those securities bought and held principally for the purpose of selling them in the near future. The Company has no trading securities.

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized
                                        54
gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders' equity.

Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

FEDERAL HOME LOAN BANK STOCK

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on asset size and the anticipated level of borrowings to be advanced to the Company. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

INTEREST AND FEES ON LOANS

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the estimated life of the underlying loan.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred based on events that have occurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

The allowance for loan losses includes specific allowances related to commercial purpose loans which have been judged to be impaired as defined by current accounting standards. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans, are collectively evaluated for impairment. Specific allowances on impaired loans are based on discounted cash flows of expected future payments using the loan's initial effective interest rate
                                        55
or the fair value of the collateral if the loan is collateral dependent. Interest income is recognized on the cash basis.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

LOANS HELD FOR SALE

The Company sells substantially all of the fixed-rate single-family mortgage loans it originates to the FHLB. The gain or loss associated with sales of single-family mortgage loans is recorded as a component of mortgage banking revenue.

Originations and sales of single-family mortgage loans will vary significantly from period to period depending on customer preferences for fixed-rate mortgage loans and customer refinance activity. Accordingly, the gain or loss associated with sales of single-family mortgage loans may vary substantially from period to period. In general, however, fluctuations in gains or losses on sales of single-family mortgage loans are offset to some degree by opposite changes in the amortization of mortgage servicing rights, which is also recorded as a component of mortgage banking revenue (refer to "Mortgage Servicing Rights").

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices.

In sales of mortgage loans to the FHLB, the Company retains a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee. When applicable, the Company records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in the Company's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to "Allowance for Loan Losses").

MORTGAGE SERVICING RIGHTS

The Company continues to service most single-family mortgage loans it sells to third parties. Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. The Company generally earns a servicing fee of 25 basis points on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float. Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

The Company records originated mortgage servicing rights (OMSR) as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained. The initial value recorded for OMSR is based on the relative values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments. In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization. As a result of the latter charges, there may be considerable variation in amortization of OMSR from period to period depending on actual customer prepayment activity. In general, however, variations in the amortization of OMSRs will offset to some degree opposite changes in gains or losses on sales of single-family mortgage loans, as previously described (refer to "Loans Held for Sale").

The carrying value of OMSR is recorded in the Company's Consolidated Balance Sheets ("mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, the Company stratifies the loans by year of origination, term of the loan, and range of interest rates within each term. If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against the Company's loan servicing fee income, which is included as a component of mortgage banking revenue. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this inconsistent treatment, the Company may be required to maintain a valuation allowance against MSRs even though the estimated fair value of the Company's total MSR portfolio exceeds its carrying value in total. The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets varying primarily from 30 to 40 years on buildings, 5 to 10 years on equipment, and 3 years on computer hardware and software. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.

FORECLOSED ASSETS

Real estate and other property acquired through, or in lieu of, loan foreclosure are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

RETIREMENT PLANS

The Company maintains a defined contribution 401(k) profit-sharing plan which covers substantially all full-time employees.
                                        57

INCOME TAXES

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability and is a component of the provision for income taxes.

ADVERTISING AND PROMOTIONAL COSTS

Costs relating to Company advertising and promotion are generally expensed when paid.

STOCK-BASED COMPENSATION

Generally accepted accounting principles encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, the rules also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

The Company has elected to continue with the intrinsic value based method. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 2      CHANGES IN ACCOUNTING PRINCIPLES

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued, including standby letters of credit issued by the Company to customers in the normal course of lending operations. In certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. FASB Interpretation No.45 was effective for the Company during 2003, but its adoption did not have a material effect on the Company's financial condition or results of operations.
                                        58
NOTE 3      CASH AND DUE FROM BANKS

The Bank is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The total required reserve balance as of December 31, 2003 was approximately $2,561.

In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company and its subsidiary also maintain cash balances in money market funds. Such balances are not insured. Uninsured cash and cash equivalent balances totaled $11,580 and $19,560 at December 31, 2003 and 2002, respectively.

NOTE 4      SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

                                                            GROSS         GROSS        ESTIMATED
                                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                               COST          GAINS        LOSSES         VALUE
December 31, 2003
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         $       11,912 $         262  $        26 $       12,148
Obligations of states and political
  subdivisions                              23,513         1,211           60         24,664
Mortgage-backed securities                   7,933            65           19          7,979
Collateralized mortgage obligations         25,526            71          214         25,383
Nonrated trust preferred securities          2,250             0            0          2,250
Other equity securities                         48             0            0             48
Totals                              $       71,182 $       1,609   $      319 $       72,472

December 31, 2002
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         $       11,788 $         413 $          0 $       12,201
Obligations of states and political
  subdivisions                              20,905         1,021            0         21,926
Mortgage-backed securities                   4,519            28            0          4,547
Collateralized mortgage obligations         41,260           622           47         41,835
Nonrated trust preferred securities            500             0            0            500
Other equity securities                         48             0            0             48
Totals                              $       79,020 $       2,084  $        47 $       81,057

                                        59
Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value. The following table indicates the amount of time securities have been in an unrealized loss position that are considered to be temporarily impaired at December 31, 2003.

                                                                    LESS THAN 12 MONTHS
                                                                    FAIR       UNREALIZED
                                                                    VALUE         LOSS
U.S. Treasury securities and obligations of U.S. government
  corporations and agencies                                 $      1,974 $          26
Obligations of states and political subdivisions                   3,119            60
Mortgage-backed securities                                         1,865            19
Collateralized mortgage obligations                               14,063           214

Total temporarily impaired securities                        $    21,021  $        319

There were no securities in an unrealized loss position for greater than 12 months at December 31, 2003. Securities with unrealized losses at December 31, 2003 are considered temporarily impaired because an increase in overall market interest rates has reduced the year-end fair value based on the security's coupon rate as of December 31, 2003. If held to maturity, the unrealized loss will be zero, and all principal due will be collected in addition to scheduled interest payment at the coupon rate.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          ESTIMATED
                                                  AMORTIZED        FAIR
                                                   COST           VALUE
Due in one year or less                   $        2,449 $        2,474
Due after one year through five years             16,621         17,182
Due after five years through ten years            15,955         16,764
Due after ten years                                2,650          2,642
Mortgage-backed securities and
collateralized mortgage obligations               33,459         33,362

Totals                                    $       71,134 $       72,424

                                        60
Securities with a fair value of $17,994 and $7,907 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and other borrowings and for other purposes required by law.

During 2003, proceeds from the sale of securities totaled $8,839 with gross gains of $107 and gross losses of $27. No securities were sold during 2002 or 2001.

During December 2002, the Company transferred the entire securities held to maturity portfolio to available-for-sale status. Securities held to maturity consisted of municipal securities. At the date of transfer, municipal securities had a net book value of $21,027 and a fair value of $22,056 for an unrealized gain of $1,030. In accordance with current accounting standards, the transferred municipal securities were recorded at fair value and stockholders' equity increased $673 net of income tax effects at the date of transfer to recognize additional unrealized gain on securities available for sale. The Company reclassified municipal securities to increase available liquidity.

NOTE 5      LOANS

The composition of loans categorized by the initial purpose of the loan is as follows:

                                                  2003             2002
Commercial and industrial              $        66,934  $        64,527
Commercial real estate mortgage                128,290          102,238
Residential real estate mortgage                66,065           55,078
Real estate construction                        37,639           26,052
Residential real estate home equity              9,252            7,274
Consumer and individual                          7,728           10,439

Subtotals                                      315,908          265,608
Net deferred loan costs                            316              273
Loans in process of disbursement                (8,349)          (6,708)
Allowance for loan losses                       (3,536)          (3,158)

Net loans receivable                   $       304,339  $       256,015

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

                                             2003             2002
Loans outstanding at beginning    $         3,822  $         5,035
New loans                                   1,460            1,159
Repayments                                 (3,861)          (2,372)

Loans outstanding at end          $         1,421  $         3,822

The following is a summary of information pertaining to impaired loans:

                                                                             DECEMBER 31
                                                                        2003            2002
Impaired loans without a valuation allowance                   $             0    $             5
Impaired loans with a valuation allowance                                1,627              1,416

Total impaired loans                                           $         1,627    $         1,421

Valuation allowance related to impaired loans                  $           255    $           431

                  YEARS ENDED DECEMBER 31,                   2003            2002            2001
Average recorded investment, net of allowance
  for loan losses                                       $     1,419   $       2,217   $       2,177

Interest income recognized                              $       105   $         180   $         191

Interest income recognized on a cash basis
  on impaired loans                                     $        65   $         145   $          88

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2003 and 2002 were $3,119 and $1,786 respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2003 and 2002.

An analysis of the allowance for loan losses for the three years ended December 31, follows:

                                                   2003           2002           2001
Balance, January 1                        $       3,158  $       2,969  $       2,408
Provision charged to operating expense              835          1,110            890
Recoveries on loans                                  65             64              2
Loans charged off                                  (522)          (985)          (331)

Balance, December 31                      $       3,536  $       3,158  $       2,969

Under a secondary market loan servicing program with the Federal Home Loan Bank
(FHLB), the Company provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB in exchange for a monthly fee. At December 31, 2003, the Company serviced payments on $152,718 of first lien residential loan principal for the FHLB.
                                        62
At December 31, 2003, the maximum Company obligation for such guarantees would be approximately $554 if total foreclosure losses on the entire pool of loans exceed approximately $2,562. Management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote and does not maintain any recourse liability for possible losses.

NOTE 6      MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $152,718 and $95,408 at December 31, 2003 and 2002, respectively. The following is a summary of changes in the balance of mortgage servicing rights (MSR):

                                                ORIGINATED        VALUATION
                                                   MSR            ALLOWANCE           TOTAL
Balance at January 1, 2001          $               0  $             0  $              0

Additions from originated servicing               321                0               321
Amortization charged to earnings                  (37)               0               (37)

Balance at December 31, 2001                      284                0               284

Additions from originated servicing               840                0               840
Amortization charged to earnings                 (312)               0              (312)
Change in valuation allowance
  charged to earnings                               0             (115)             (115)

Balance at December 31, 2002                      812             (115)              697

Additions from originated servicing               792                0               792
Amortization charged to earnings                 (700)               0              (700)
Change in valuation allowance
  charged to earnings                               0               25                25

Balance at December 31, 2003        $             904   $          (90)  $           814

                                        63

NOTE 7      PREMISES AND EQUIPMENT

The composition of premises and equipment follows:

                                                            2003          2002
Land                                                $       1,567 $       1,397
Buildings and improvements                                  5,487         5,452
Furniture and equipment                                     3,286         3,121
Construction in progress                                    1,617            79

Total cost                                                 11,957        10,049
Less - Accumulated depreciation and amortization            4,400         3,891

Totals                                              $       7,557 $       6,158

Depreciation and amortization charged to operating expenses amounted to $513 in 2003, $500 in 2002, and $513 in 2001.

The Company has committed approximately $3,174 for future premises and equipment acquisitions at December 31, 2003.

LEASE COMMITMENTS

The Company leases various pieces of equipment under cancelable leases and office space for two supermarket branch locations under noncancelable leases. The Company has the option to renew the noncancelable branch location leases for an additional term upon expiration. All leases are classified as operating. Future minimum payments under the noncancelable leases are as follows:

2004                $         72
2005                          46
2006                          15

Total               $        133

Rental expense for all operating leases was $84, $81, and $57 for the years ended December 31, 2003, 2002, and 2001, respectively.
                                        64

NOTE 8      DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                         2003               2002
Non-interest-bearing demand deposits       $           50,563 $           45,457
Interest-bearing demand deposits (NOWs)                22,864             18,119
Savings deposits                                       23,933             20,426
Money market deposits                                  70,879             74,418
Retail time deposits                                   99,455             99,279
Wholesale market time deposits                         48,720             40,131

Total deposits                             $          316,414 $          297,830

The scheduled maturities of time deposits at December 31, 2003 are summarized as follows:

2004                $           90,423
2005                            19,945
2006                            14,307
2007                            15,081
2008                             3,827
Thereafter                       4,592

Total              $           148,175

Time deposits with individual balances greater than $100,000 totaled $73,935 and $60,502 at December 31, 2003 and 2002, respectively.

Deposits from Company directors, officers, and related parties at December 31, 2003 and 2002 totaled $4,938 and $6,751, respectively.
                                        65

NOTE 9      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31, consist of the following:
                                                                                          2003                   2002
Note payable, monthly interest payments only at 1.25%
to 1.27%, due January 2004 (During January 2004, the
Company renewed $15,000 of this borrowing for a
one-month term at 1.22% and $5,000 of this borrowing for a
five-year term at 3.48%)                                                          $  20,000                 $       0

Note payable, monthly interest payments only at 5.45%,
due January 2003                                                                          0                    10,000

Note payable, monthly interest payments only at 6.50%,
due November 2003                                                                         0                     6,000

Note payable to the FHLB, monthly interest payments
only at 6.21%, due February 2005, callable by the FHLB                                5,000                     5,000
beginning February 2001

Note payable, monthly interest payments only at 6.17%,
due March 2005, callable by the FHLB beginning March 2001                             8,000                     8,000

Note payable, monthly interest payments only at 6.10%,
due April 2005, callable by the FHLB beginning January                                6,000                     6,000
2001

Note payable, monthly interest payments only at 3.90%,
due January 2008                                                                      5,000                         0

Note payable, monthly interest payments only at 5.07%,
due February 2008, callable by the FHLB beginning                                     3,000                     3,000
February 2001

Totals                                                                            $  47,000                 $  38,000

                                        66

The scheduled principal maturities are:

2004        $       15,000
2005                19,000
2006                     0
2007                     0
2008                 8,000
2009                 5,000

Total       $       47,000

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has $22,000 of FHLB advances that are callable either six months or one year after origination and quarterly thereafter. The Company is required to maintain as collateral unencumbered 1-4 family residential first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB. The FHLB advances are also secured by $2,444 and $2,264 of FHLB stock owned by the Bank at December 31, 2003 and 2002, respectively.

As a member of the FHLB system, the Company may draw both short-term and long-term advances on a maximum line of credit totaling approximately $55,165 as of December 31, 2003, based on real estate loan collateral. At December 31, 2003, the Company's available and unused portion of this line of credit totaled approximately $8,165. The Company also has, under a current agreement with the FHLB, an ability to borrow up to $25,458 by pledging securities available for sale.

NOTE 10     OTHER BORROWINGS

Other borrowings consist of securities sold under both short-term and long-term repurchase agreements totaling $10,475 and $3,302 at December 31, 2003 and 2002, respectively.

The Company pledges U.S. Treasury and agency securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $12,083 and $5,445 at December 31, 2003 and 2002, respectively. Amortized cost of the securities pledged was $11,868 and $5,179, at December 31, 2003 and 2002, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                              2003           2002           2001
As of end of year:
  Weighted average rate                   2.39%            3.98%            5.01%
For the year:
  Highest month-end balance     $       13,463   $        4,540   $        9,047
  Daily average balance         $        9,151   $        3,496   $        6,414
  Weighted average rate                  2.50%             4.26%            6.74%

Repurchase agreements with related parties totaled $160 and $227 at December 31, 2003 and 2002, respectively.
                                        67
NOTE 11     RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has established a 401(k) profit-sharing contribution pension plan for its employees. The Company matches 50% of employees' salary deferrals up to the first 6% of pay deferred. The Company also may declare a discretionary profit-sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2003, 2002, and 2001 was $327, $280, and $263 respectively.

The Company also maintained an unfunded retirement plan for its directors. Under the terms of the plan, directors who had at least 15 years of service were eligible for benefits of between 25% and 50% of the fees earned in the last five years of service. Effective December 31, 2000, the plan was terminated and benefits frozen. In 2001, termination vesting was provided to all directors on a pro-rata basis. The liability recognized in the financial statements for this plan was $29 and $42 at December 31, 2003 and 2002, respectively. There was no expense recognized in 2003 and 2002 on the plan. The expense recognized in 2001 associated with the plan termination was approximately $104,000.

The Company maintains an unfunded, postretirement health care benefit plan which covers the officers of the Company. After retirement, the Company will pay between 25% and 50% of the health insurance premiums for former Company officers until the officer reaches age 65 or the qualifying age for Medicare coverage. To qualify, an officer must have at least 15 years of service, be employed by the Company at retirement, and must be at least 62 years of age at retirement. The actual amount paid is based upon years of service to the Company.

During 2003, the plan's benefits were changed to cover the period noted above. Prior to 2003, plan benefits continued until the officer's death.

The following table provides a reconciliation of changes in the postretirement health care benefit plan for the years ended December 31, 2003 and 2002:

                                                                 2003         2002
Reconciliation of benefit obligations:
  Obligation at beginning                                $       336  $       276
  Service cost                                                    20           29
  Interest cost                                                   32           32
  Benefit payments                                               (13)         (14)
  Net amortization of prior service costs                         10           13
  Gain on curtailment of post-retirement benefit plan           (131)           0

Obligation at end                                        $       254  $       336

                                        68
The following table provides the components of net periodic benefit cost of the plans for the years ended December 31, 2003, 2002, and 2001:

                                                                       POSTRETIREMENT
                                                                        HEALTH CARE
                                                                        BENEFIT PLAN
                                                              2003         2002        2001
Service cost                                           $        20  $        29 $        17
Interest cost                                                   32           32          22
Net amortization of prior service costs                         10           13           7
Gain on curtailment of post-retirement benefit plan           (131)           0           0

Net periodic pension cost (gain)                       $       (69) $        74 $        46

The following table provides a reconciliation of the impact of the curtailment of plan benefits during 2003.

                                                           BEFORE           EFFECT OF       AFTER PLAN
                                                        PLAN CHANGE        PLAN CHANGE        CHANGE
Accumulated postretirement benefit obligation:
    Retirees                                      $            214  $               0  $        214
    Other Actives                                              384               (322)           62

Total                                                          598               (322)          276
Unrecognized net loss                                         (169)               169             0
Unrecognized prior service cost                                (44)                22           (22)

Accrued post-retirement benefit obligation        $            385    $          (131) $        254

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                 POSTRETIREMENT
                                                  HEALTH CARE
                                                  BENEFIT PLAN
                                            2003     2002     2001
Discount rate                              6.25%     6.75%   7.50%
Health care cost trend rate                6.50%     6.75%   7.00%

                                        69
The health care cost trend rate is anticipated to be 9.0% in 2004 through 2006, then decline to 6.5% in 2007 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit plan. A 1% increase in assumed health care cost trend rates would have the following effects:

                                                                 2003      2002      2001
Effect on service and interest cost                        $      13 $      15 $       9
Effect on accumulated benefit obligation at December 31           89       103        67

NOTE 12     SELF-FUNDED HEALTH INSURANCE PLAN

The Company has established an employee medical benefit plan to self-insure claims up to $20 per year for each individual with a $475 stop-loss per year for participants in the aggregate. Coverages in 2004 will be $25 per individual and $521 in the aggregate. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $63 and $71 as of December 31, 2003 and 2002, respectively. Health insurance expense recorded in 2003, 2002, and 2001 was $367, $275, and $273, respectively.

NOTE 13     INCOME TAXES

The components of the provision for income taxes are as follows:

                                                   2003           2002          2001
Current income tax provision:
  Federal                                 $       2,003  $       1,460 $       1,414
  State                                             297            168            93

Total current                                     2,300          1,628         1,507

Deferred income tax expense (benefit):
  Federal                                             1            300           (43)
  State                                              (1)            60           (11)

Total deferred                                        0            360           (54)

Total provision for income taxes          $       2,300  $       1,988 $       1,453

                                        70
A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

                                     2003                      2002                      2001
                                    PERCENT                  PERCENT                  PERCENT
                                       OF                       OF                       OF
                                     PRETAX                   PRETAX                   PRETAX
                              AMOUNT     INCOME        AMOUNT     INCOME        AMOUNT     INCOME
Tax expense at
  statutory rate         $    2,416      34.0     $    2,160      34.0     $    1,638      34.0
Increase (decrease)
  in taxes resulting
  from:
   Tax-exempt
       interest                (342)     (4.8)          (338)     (5.3)          (284)     (5.9)
   State income tax             195       2.7            150       2.4             54       1.1
   Other                         31       0.5             16       0.2             45       1.0

Provision for income
  taxes                  $    2,300      32.4     $    1,988      31.3     $    1,453      30.2

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred tax assets are as follows:

                                                                2003           2002
Deferred tax assets:
  Allowance for loan losses                            $       1,173  $       1,054
  Deferred compensation and director's fees                       89             17
  State net operating loss                                        33             29
  Post-retirement health care benefits                           100            129
  Employee pension plan                                           17             21
  Other                                                            2              2
  Valuation allowances                                           (33)           (29)

Gross deferred tax assets                                      1,381          1,223

Deferred tax liabilities:
  Premises and equipment                                         203            172
  Mortgage servicing rights                                      320            275
  FHLB stock                                                     207            136
  Deferred net loan origination costs                            125            108
  Unrealized gain on securities available for sale               446            731
  Other                                                            3              9

Gross deferred tax liabilities                                 1,304          1,431

Net deferred tax asset (liability)                    $           77  $        (208)

The Company and its subsidiary Bank pay state income taxes on individual, unconsolidated net earnings. At December 31, 2003, net operating loss carryforwards of the parent company of approximately $619 existed to offset future state taxable income. These net operating losses will begin to expire in 2012. A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income. If realized, the tax benefit for this item will reduce current tax expense for that period. The valuation allowance increased $4 and $5 in 2003 and 2002, respectively.

NOTE 14     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments
                                        72
to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

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

                                                                    2003            2002
Commitments to extend credit                             $        40,935 $        36,695
Commercial stand by letters of credit - variable rate                707             889
Home equity lines of credit - variable rate                        8,936           5,892
Credit card commitments - fixed rate                               3,260           3,217

Totals                                                   $        53,838 $        46,693

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

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. The commitments are generally structured to allow for 100% collateralization on all letters of credit.

Credit card commitments are commitments on credit cards issued by the Company and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp.). These commitments are unsecured.

CONCENTRATION OF CREDIT RISK

The Company grants residential mortgage, commercial, and consumer loans predominantly in Marathon, Oneida, and Vilas Counties, Wisconsin. There are no significant concentrations of credit to any one debtor or industry group. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.
                                        73
CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Like many Wisconsin financial institutions, the Company has a non-Wisconsin subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the "Department") has instituted an audit program specifically aimed at out-of-state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that the income of the out-of-state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in the state. If the Department is successful in its efforts, it would result in a negative impact on the earnings of the Company. In addition, the Internal Revenue Service is currently conducting an audit of the Company's open tax returns. At this time, the Company does not accept any additional tax liability as a result of this audit.

INTEREST RATE RISK

The Company originates and holds adjustable rate residential mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 2003 and 2002, none of the approximately $8,324 and $14,154 of variable rate loans, respectively had reached the interest rate cap.

OTHER COMMITMENTS

The Company has an annual, ongoing share repurchase program of up to 1% of outstanding shares per year. The Company repurchased 16,700 shares during 2003 at an average price per share of $33.10. The Company repurchased 20,830 shares during 2002 at an average price per share of $18.93. The Company anticipates repurchasing approximately 17,300 shares during 2004 at market prices in effect at the time of purchase.
                                        74
NOTE 15     STOCK OPTION PLAN

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised anytime after the option grant's six month anniversary. These options expire ten years after the grant date. As of December 31, 2003, all 28,237 options outstanding were eligible to be exercised. The following tables summarize information regarding stock options outstanding at December 31, 2003 and activity during the 3 years ended December 31, 2003.

                          OPTIONS EXERCISABLE
                      EXERCISE PRICES   SHARES

                         $15.83        23,392
                         $16.81         4,845

                                                WEIGHTED
                                                AVERAGE
                               SHARES            PRICE
January 1, 2001      $              0  $
Options granted                26,655              15.79
Options exercised                   0

January 1, 2002                26,655              15.83
Options granted                 4,845              16.81
Options exercised              (3,263)             15.83

December 31, 2002              28,237              16.00
Options granted                     0
Options exercised                   0

December 31, 2003       $      28,237     $        16.00

                                        75
As of December 31, 2003, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and uses the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date of grant, no compensation expense is recorded.

The following table illustrates the effect of net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                          2003          2002           2001
Net income, as reported                          $       4,806 $       4,365  $       3,366
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                                 0             0              0
Deduct:  Total stock-based employee
  compensation expense determined under
  the fair value based method for all awards,
  net of related tax effects                                 0            (9)           (61)

Pro forma net income                             $       4,806 $       4,356  $       3,305

Earning per share - Basic and diluted

  As reported -
    Basic                                        $        2.76 $        2.48  $        1.91
    Diluted                                      $        2.74 $        2.48  $        1.91

  Pro forma -
    Basic                                        $        2.76 $        2.48  $        1.87
    Diluted                                      $        2.74 $        2.47  $        1.87

The fair value of stock options granted in 2002 and 2001 was estimated at the date of grant using the Black-Scholes methodology. No options were granted in 2003. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:

                                                  2002      2001
Dividend yield                                    2.75%    3.09%
Risk-free interest rate                           3.83%    5.54%
Weighted average expected life (years)              10       10
Expected volatility                               7.59%    2.42%

The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $1.90 per share for options granted in 2002 and $2.30 per share for options granted in 2001.
                                        76
NOTE 16     STOCK SPLIT

On November 19, 2002, the Company's shareholders approved an increase in authorized shares from 1,000,000 to 3,000,000, allowing the Board of Directors to effect a 2 for 1 stock split paid on December 2, 2002. On December 16, 2003, the Company declared a 5% stock dividend to shareholders of record on January 6, 2004, which was paid on January 29, 2004. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for 2003, 2002, and 2001 have been restated to reflect the split and the 5% stock dividend.

NOTE 17     CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                           TO BE WELL-
                                                                        CAPITALIZED UNDER
                                                       FOR CAPITAL      PROMPT CORRECTIVE
                                       ACTUAL       ADEQUACY PURPOSES   ACTION PROVISIONS
                                 AMOUNT     RATIO    AMOUNT    RATIO       AMOUNT    RATIO
As of December 31, 2003:
  Total capital (to risk
    weighted assets):
    Consolidated              $34,752      10.9%    $25,440    8.0%         N/A       N/A
    Subsidiary bank           $34,345      10.8%    $25,440    8.0%     $31,800      10.0%

  Tier I capital (to risk
    weighted assets):
    Consolidated              $31,216       9.8%    $12,720    4.0%         N/A       N/A
    Subsidiary bank           $30,809       9.7%    $12,720    4.0%     $19,080       6.0%

  Tier I capital (to
    average assets):
    Consolidated              $31,216       7.8%    $15,975    4.0%         N/A       N/A
    Subsidiary bank           $30,809       7.7%    $15,971    4.0%     $19,963       5.0%

As of December 31, 2002:
  Total capital (to risk
    weighted assets):
    Consolidated              $31,085      11.4%    $21,790    8.0%         N/A       N/A
    Subsidiary bank           $30,473      11.2%    $21,790    8.0%     $27,238      10.0%

  Tier I capital (to risk
    weighted assets):
    Consolidated              $27,926      10.2%    $10,895    4.0%         N/A       N/A
    Subsidiary bank           $27,315      10.0%    $10,895    4.0%     $16,343       6.0%

  Tier I capital (to
    average assets):
    Consolidated              $27,926       7.7%    $14,538    4.0%         N/A       N/A
    Subsidiary bank           $27,315       7.5%    $14,537    4.0%     $18,171       5.0%

                                        78
NOTE 18     EARNINGS PER SHARE

Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares consist of stock options outstanding under the incentive plan. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, are as follows:

                                                        2003          2002          2001
Weighted average shares outstanding                 1,740,106     1,758,249     1,763,381
Effect of dilutive stock options outstanding           12,854         4,474             0

Diluted weighted average shares outstanding         1,752,960     1,762,723     1,763,381

Basic earnings per share                        $        2.76 $        2.48 $        1.91
Diluted earnings per share                      $        2.74 $        2.48 $        1.91

NOTE 19     RESTRICTIONS ON RETAINED EARNINGS

The subsidiary Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to the Company. At December 31, 2003, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $9,680.

NOTE 20     FAIR VALUE OF FINANCIAL INSTRUMENTS

Current accounting standards require that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

Cash and cash equivalents: The carrying amounts reported in the balance sheets approximate fair value.

Securities:  Fair values are based on quoted market prices, where available.
If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for sale: Fair value is based on commitments on hand from investors or prevailing market prices.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market
                                        79
discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination. The carrying amount of accrued interest approximates its fair value.

Mortgage Servicing Rights: Fair values are based on estimated discounted cash flows based on current market rates and anticipated repayment term of the serviced loans or estimates of similar prices for similar rights.

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

FHLB Advances: The fair value of the Company's long-term advances (other than deposits) is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other Borrowings: The fair value of other borrowings with no stated maturity, such as federal funds purchased, is equal to the amount payable on demand at the reporting date. Fair value for fixed rate repurchase agreements is estimated using a discounted cash flow calculation that applies interest rates currently being offered on repurchase agreements to a schedule of aggregated expected maturities on the existing agreements.

Off-Balance-Sheet Instruments: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

The carrying amounts and fair values of the Company's financial instruments consisted of the following at December 31:

                                                2003                              2002
                                     CARRYING       ESTIMATED         CARRYING       ESTIMATED
                                      AMOUNT       FAIR VALUE          AMOUNT       FAIR VALUE
Financial assets:
Cash and cash equivalents    $       18,927 $       18,927    $       21,552 $       21,552
Securities                           72,472         72,472            81,057         81,057
FHLB stock                            2,444          2,444             2,264          2,264
Net loans receivable                304,546        306,743           256,964        259,243
Accrued interest receivable           1,617          1,617             1,732          1,732
Mortgage servicing rights               814            814               697            697

Financial liabilities:
Deposits                            316,414        318,194           297,830        300,103
FHLB advances                        47,000         48,315            38,000         40,272
Other borrowings                     10,475         10,524             3,302          3,346
Accrued interest payable                713            713               932            932

                                        80
LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 21     CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheets as of December 31, 2003 and 2002, and condensed statements of income and cash flows for the years ended December 31, 2003, 2002, and 2001, for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

                                BALANCE SHEETS
                          December 31, 2003 and 2002

               ASSETS                              2003            2002
Cash and due from banks                 $           877  $        1,203
Investment in Peoples State Bank                 31,734          28,691
Other assets                                         32              34

TOTAL ASSETS                            $        32,643  $       29,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued dividends payable               $           502  $          625
Total stockholders' equity                       32,141          29,303

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $        32,643  $       29,928

                             STATEMENTS OF INCOME
                 Years Ended December 31, 2003, 2002, and 2001

                                                            2003          2002          2001
Income:
  Dividends from Peoples State Bank                 $      1,361  $      1,750  $      1,064
  Dividends from other investments                            20             0             0
  Interest                                                     4             3             4

  Total income                                             1,385         1,753         1,068

Expenses:
  Transfer agent and shareholder communication                40            34            12
  Other                                                       74            66           123

  Total expenses                                             114           100           135

Income before income taxes and equity in
  undistributed net income of Peoples State Bank           1,271         1,653           933
Provision for income tax benefit                             (30)          (32)          (44)

Net income before equity in undistributed
  net income of Peoples State Bank                         1,301         1,685           977
Equity in undistributed net income of
  Peoples State Bank                                       3,505         2,680         2,389

Net income                                          $      4,806  $      4,365  $      3,366

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2003, 2002, and 2001

                                                               2003             2002            2001
Increase (decrease) in cash and due from
  banks:
  Cash flows from operating activities:
    Net income                                        $        4,806  $        4,365   $        3,366
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in undistributed net income of
        Peoples State Bank                                    (3,505)         (2,680)          (2,389)
      (Increase) decrease in other assets                          2              39              (46)
      Increase (decrease) in dividends payable                  (123)             37               18

  Net cash provided by operating activities                    1,180           1,761              949

  Cash flows from financing activities:
   Dividends declared                                           (998)           (944)            (908)
     Proceeds from stock options issued
       out of treasury                                             0              51                0
     Proceeds from stock shares issued
       to Peoples State Bank out of treasury
 used to pay Directors fees                                       45              60                0
   Purchase of treasury stock                                   (553)           (394)               0

  Net cash used in financing activities                       (1,506)         (1,227)            (908)

Net increase (decrease) in cash and due from bank               (326)            534               41
Cash and due from banks at beginning                           1,203             669              628

Cash and due from banks at end                        $          877  $        1,203   $          669

NOTE 22     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


                                                      THREE MONTHS ENDED
                                     March 31         June 30         Sept 30          Dec 31
           2003
Interest income                $         5,293 $         5,258 $         5,241 $         5,258
Interest expense                         2,061           1,990           1,935           1,883
Net interest income                      3,232           3,268           3,306           3,375
Provision for loan losses                  225             240             240             130
Net income applicable to
   common stock                          1,224           1,057           1,235           1,290
Basic earnings per share *                0.70            0.61            0.71            0.74
Diluted earnings per share*               0.70            0.60            0.71            0.74

           2002

Interest income                $         5,370 $         5,405 $         5,601 $         5,539
Interest expense                         2,376           2,301           2,345           2,251
Net interest income                      2,994           3,104           3,256           3,288
Provision for loan losses                  180             180             450             300
Net income applicable to
   common stock                            958           1,024           1,051           1,332
Basic and diluted earnings
   per share                              0.54            0.58            0.60            0.76

           2001

Interest income                $         6,046 $         5,979 $         5,833 $         5,570
Interest expense                         3,559           3,349           2,924           2,636
Net interest income                      2,487           2,630           2,909           2,934
Provision for loan losses                  150             150             150             440
Net income applicable to
   common stock                            769             839             885             873
Basic and diluted earnings
   per share                              0.44            0.47            0.50            0.50

* Basic and diluted earnings per share for the year ended December 31, 2003 were $2.76 and $2.74, respectively. Due to rounding, however, quarterly diluted earnings per share do not total $2.74 on this summary.

                                        84
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision, and with the participation, of PSB's President and Chief Executive Officer and the Chief Financial Officer (the Treasurer), evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB's disclosure controls and procedures were effective in all material respects. There have been no significant changes in PSB's internal controls or in other factors which could significantly affect internal controls subsequent to the date PSB carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                        85
                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB's proxy statement dated March 12, 2004 relating to the 2004 annual meeting of shareholders (the "2004 Proxy Statement") under the subcaption "Election of Directors - Election of Directors."

Information relating to the identification of executive officers of PSB is found in Part I of this Annual Report on Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Beneficial Ownership of Common Stock -
Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

PSB has adopted a Code of Ethics Policy for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers PSB's Chief Executive Officer, Treasurer (the chief financial and accounting officer), each Vice President, and the Secretary.

AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Polzer (Chairman), Mr. Crooks, Mr. Fish, Mr. Gullickson, and Mr. Sonnentag serve on the Audit Committee (PSB is not a "listed issuer" as defined in SEC Rule 10A-3).

FINANCIAL EXPERT

The SEC has adopted rules which require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an "audit committee financial expert." Based on its review of the SEC rules, the Board does not believe that any member of the Audit Committee can be classified as an "audit committee financial expert."

In order to qualify as an "audit committee financial expert," a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements.

PSB's size and geographic location make it difficult to recruit directors who have these specific qualifications. While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB's market area and an understanding of PSB's customer base, in addition to meeting the other general criteria described in the 2004 Proxy Statement under "Election of Directors -
                                        86
Nominations - Qualifications," and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics. Moreover, the Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise. The Board will consider any potential candidates who meet its current general qualification criteria and those of an "audit committee financial expert," but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee's charter.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "The Board of Directors - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to (1) the disclosure in the 2004 Proxy Statement beginning under the caption "Executive Officer Compensation," through the disclosure under the subcaption, "- Employment and Change of Control Agreements," and (2) the disclosure in the 2004 Proxy Statement under the subcaption "- Committee's and Board's Report on Compensation Policies - Compensation Committee and Board Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2004 Proxy Statement beginning under the caption "Beneficial Ownership of Common Stock" and ending at the subcaption "-
Section 16(a) Beneficial Ownership Reporting Compliance."
                                        87
The following table sets forth, as of December 31, 2003, information with respect to compensation plans under which PSB's common stock is authorized for issuance:

Plan category        Number of securities to      Weighted-average      Number of securities
                     be issued upon exercise      exercise price of     remaining available for
                     of outstanding options,      outstanding options,  future issuance under
                     warrants and rights          warrants and rights   equity compensation plans
                                                                       (excluding securities
                                                                        reflected in column (a))
                              (a)                         (b)                    (c)
Equity compensation         28,237                      $16.00                    0
plans approved by
security holders

Equity compensation              0                        N/A                    N/A
plans not approved by
security holders

Total                       28,237                      $16.00                    0

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "The Board of Directors - The Board - Certain Relationships and Related Transactions."

ITEM 14.    PRINCIPAL AUDITOR FEES AND SERVICES

Information relating to the fees and services of PSB's principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaptions "Audit Committee Report and Related Matters - Independent Auditor and Fees," and "- Audit Committee Pre-Approval Policies."
                                        88
                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

(1) The following consolidated financial statements of PSB and the Independent Auditors' Report thereon are filed as part of this report:
      (i)   Consolidated Balance Sheets as of December 31, 2003 and 2002
      (ii) Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001
      (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001
      (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
      (v)   Notes to Consolidated Financial Statements

(2)   No financial statement schedules are required by Item 15(d).

(3) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

      Exhibit
      Number      Description

      3.1   Restated Articles of Incorporation (incorporated by reference to
            Exhibit 3.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

      3.2 Bylaws (incorporated by reference to Exhibit 3.2 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      4.1   Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

      10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

      10.2 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10.2 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

      10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PSB's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*
                                        89
      10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to PSB's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*

      10.5 Employment and Change of Control Agreement with David K. Kopperud (incorporated by reference to Exhibit 10.5 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

      10.6 Employment and Change of Control Agreement with David A. Svacina (incorporated by reference to Exhibit 10.6 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

      10.7 Employment and Change of Control Agreement with Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

      10.8  Directors Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.1 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

      10.9  Employment and Change of Control Agreement with Todd R. Toppen*

      21.1 Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

      32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002

      *Denotes Executive Compensation Plans and Arrangements.

(b)   Reports on Form 8-K.

      Form 8-K dated September 3, 2003. PSB filed a current report on Form 8-K on September 3, 2003, reporting the commencement of its commercial insurance business under Item 5.

      Form 8-K dated October 24, 2003. PSB filed a current report on Form 8-K on October 24, 2003, reporting earnings for the quarter ended September 30, 2003, under Item 5 and additional related disclosure under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition.

      Form 8-K dated December 17, 2003. PSB filed a current report on Form 8-K on December 17, 2003, reporting the declaration of a 5% stock dividend payable January 29, 2004, under Item 5.
                                        90
                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PSB Holdings, Inc.

      By     DAVID K. KOPPERUD                         March 12, 2004
             David K. Kopperud, President
             and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of March, 2004.

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

GORDON P. CONNOR                           PATRICK L. CROOKS
Gordon P. Connor                           Patrick L. Crooks

WILLIAM J. FISH                            CHARLES A. GHIDORZI
William J. Fish                            Charles A. Ghidorzi

GORDON P. GULLICKSON                       JOHN H. SONNENTAG
Gordon P. Gullickson                       John H. Sonnentag

THOMAS R. POLZER                           THOMAS A. RIISER
Thomas R. Polzer                           Thomas A. Riiser

WILLIAM M. REIF
William M. Reif
                                        91


                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-K
                                      OF
                              PSB HOLDINGS, INC.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. SECTION 232.102(D))

      The following exhibits are filed as part of this report:

      10.9  Employment and Change of Control Agreement with Todd R. Toppen

      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

      32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002
                                        92