Form 10-Q
period 2004-03-31
PSB HOLDINGS INC /WI/
filed 2004-05-14
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

     The number of common shares outstanding at May 4, 2004 was 1,733,630.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                         Quarter Ended March 31, 2004


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets
               March 31, 2004 (unaudited) and December 31,
               2003 (derived from audited financial statements)             1

               Consolidated Statements of Income
               Three Months Ended March 31, 2004 and 2003 (unaudited)       2

               Consolidated Statement of Changes in Stockholders' Equity
               Three Months Ended March 31, 2004 (unaudited)                3

               Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2004 and 2003 (unaudited)       4

               Notes to Consolidated Financial Statements                   6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   10

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 27

      Item 4.  Internal Controls and Procedures                            27


PART II. OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds

      Item 6.  Exhibits and Reports on Form 8-K                            28

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2004 unaudited, December 31, 2003 derived from audited financial statements)

                                                                March 31,  December 31,
(dollars in thousands, except per share data)                           2004         2003
ASSETS
Cash and due from banks                                            $  13,024    $  13,754
Interest-bearing deposits and money market funds                       5,424        1,214
Federal funds sold                                                         -        3,959
Cash and cash equivalents                                             18,448       18,927
Securities available for sale (at fair value)                         73,095       72,472
Federal Home Loan Bank stock (at cost)                                 2,484        2,444
Loans held for sale                                                      140          207
Loans receivable, net of allowance for loan losses of $3,700
   and $3,536, respectively                                          314,310      304,339
Accrued interest receivable                                            1,716        1,617
Foreclosed assets                                                         82           84
Premises and equipment                                                 9,341        7,557
Mortgage servicing rights, net                                           753          814
Other assets                                                             369          472
TOTAL ASSETS                                                        $420,738     $408,933

LIABILITIES
Non-interest-bearing deposits                                      $  45,281    $  50,563
Interest-bearing deposits                                            272,422      265,851
   Total deposits                                                    317,703      316,414
Federal Home Loan Bank advances                                       47,000       47,000
Other borrowings                                                      20,826       10,475
Accrued expenses and other liabilities                                 1,695        2,903
   Total liabilities                                                 387,224      376,792

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                           1,887        1,887
Additional paid-in capital                                             9,694        9,694
Retained earnings                                                     23,743       22,789
Accumulated other comprehensive income                                 1,255          844
Treasury stock, at cost - 153,549 and 153,781 shares, respectively    (3,065)      (3,073)
   Total stockholders' equity                                         33,514       32,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $420,738     $408,933

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                        Three Months Ended
(dollars in thousands, except per share data - unaudited)    March 31,
                                                        2004         2003
Interest income:
   Interest and fees on loans                         $4,554       $4,396
   Interest on securities:
      Taxable                                            461          615
      Tax-exempt                                         243          223
   Other interest and dividends                           46           59
         Total interest income                         5,304        5,293

Interest expense:
   Deposits                                            1,291        1,512
   FHLB advances                                         466          508
   Other borrowings                                       73           41
         Total interest expense                        1,830        2,061
Net interest income                                    3,474        3,232
Provision for loan losses                                240          225
Net interest income after provision for loan losses    3,234        3,007

Noninterest income:
   Service fees                                          291          303
   Mortgage banking                                      160          628
   Investment and insurance sales commissions             91           99
   Net gain on sale of securities                        111            -
   Other noninterest income                               87           92
         Total noninterest income                        740        1,122

Noninterest expense:
   Salaries and employee benefits                      1,548        1,448
   Occupancy and facilities                              301          288
   Data processing and other office operations           160          139
   Advertising and promotion                              34           37
   Other noninterest expenses                            559          405
        Total noninterest expense                      2,602        2,317

Income before provision for income taxes               1,372        1,812
Provision for income taxes                               418          588

Net income                                            $  954       $1,224

Basic earnings per share                              $ 0.55       $ 0.70
Diluted earnings per share                            $ 0.55       $ 0.70

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three months ended March 31, 2004 - unaudited

                                                                                Accumulated
                                            Additional                             Other
                                             Common     Paid-in    Retained    Comprehensive  Treasury
(dollars in thousands)                        Stock      Capital    Earnings       Income        Stock    Totals
Balance January 1, 2004                      $1,887     $9,694     $22,789         $844       $(3,073)  $32,141

Comprehensive income:
   Net income                                                          954                                  954
   Unrealized gain (loss) on securities
      available for sale, net of tax                                                478                     478
   Reclassification adjustment for security
      gain included in net income, net of tax                                       (67)                    (67)

         Total comprehensive income                                                                       1,365

Distribution of treasury stock in settlement
   of liability to Company directors                                                                8         8

Balance March 31, 2004                       $1,887     $9,694     $23,743       $1,255       $(3,065)  $33,514

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2004 and 2003 - unaudited

                                                                  2004         2003
Cash flows from operating activities:
   Net income                                                 $   954     $  1,224
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization          244          317
         Provision for loan losses                                240          225
         Gain on sale of mortgage loans                          (154)        (606)
         Provision for servicing right valuation allowance         60           -
         Gain on sale of foreclosed assets                        (17)          -
         Gain on sale of securities                              (111)          -
         FHLB stock dividends                                     (40)         (63)
         Changes in operating assets and liabilities:
            Accrued interest receivable                           (99)        (146)
            Other assets                                         (118)         363
            Other liabilities                                  (1,200)        (882)
   Net cash provided by (used in) operating activities           (241)         432

Cash flows from investing activities:

   Proceeds from sale and maturities of:
      Securities available for sale                             3,808       12,687
   Payment for purchase of:
      Securities available for sale                            (3,749)      (7,848)
   Net (increase) decrease in loans                           (10,029)       1,158
   Capital expenditures                                        (1,908)        (100)
   Proceeds from sale of foreclosed assets                          -            5
   Net cash provided by (used in) investing activities        (11,878)       5,902

Cash flows from financing activities:

   Net increase (decrease) in non-interest-bearing deposits    (5,282)         592
   Net increase (decrease) in interest-bearing deposits         6,571       (5,843)
   Proceeds from long-term FHLB advances                       10,000           -
   Repayments of long-term FHLB advances                      (10,000)          -
   Net increase in other borrowings                            10,351        1,399
   Purchase of treasury stock                                       -          (48)
   Net cash provided by (used in) financing activities         11,640       (3,900)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Net increase (decrease) in cash and cash equivalents               (479)       2,434
Cash and cash equivalents at beginning                           18,927       21,552

Cash and cash equivalents at end                                $18,448      $23,986

Supplemental cash flow information:

Cash paid during the period for:
      Interest                                                  $ 1,825      $ 2,124
      Income taxes                                                  408           45

Noncash investing and financing activities:

      Loans charged off                                         $    83      $    79
      Loans transferred to foreclosed assets                          -            4
      Loans originated on sale of foreclosed assets                  17           67
      Distribution of treasury stock in settlement of liability
         to Company directors                                         8            -

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in PSB's 2003 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 - STOCK-BASED COMPENSATION

PSB records expense relative to stock-based compensation using the "intrinsic value method". Since the exercise price is equal to the fair value of PSB's common stock on the date of the award, the intrinsic value of PSB's stock options is "zero" at the time of the award and no expense is recorded.

As permitted by generally accepted accounting principles, PSB has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on PSB's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months ended March 31, 2004 and 2003, there was no pro forma impact to net income or earnings per share during these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date. As of March 31, 2004, 28,237 options outstanding were eligible to be exercised at a
                                       6
weighted average exercise price of $16.00 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                        Three months ended
(dollars in thousands, except per share data)                March 31,
                                                         2004        2003
Net income                                             $   954      $1,224

Weighted average shares outstanding                  1,733,531   1,749,015
Effect of dilutive stock options outstanding            15,130       9,677

Diluted weighted average shares outstanding          1,748,661   1,758,692

Basic earnings per share                               $  0.55     $  0.70
Diluted earnings per share                             $  0.55     $  0.70

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2004 and 2003 is as follows:

(dollars in thousands - unaudited)                        Three months ended
                                                               March 31,
                                                          2004         2003
Net income                                            $   954       $1,224
Unrealized gain (loss) on securities
  available for sale, net of tax                          478         (108)
Reclassification adjustment for security
  gain included in net income, net of tax                 (67)          -

Comprehensive income                                   $1,365       $1,116

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs less loans in process and the allowance for loan losses.
                                       7
Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired as defined by current accounting standards. A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment. Specific allowances are based on discounted cash flows of expected future payments using the loans' initial effective interest rate or the fair value of collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate and are carried as "Loans held for sale" on the balance sheet. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices.
                                       8
NOTE 6 - FORECLOSED REAL ESTATE

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

NOTE 7 - CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Like many Wisconsin financial institutions, PSB has a Nevada based subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the "Department") has instituted an audit program specifically aimed at out-of-state bank subsidiaries and has indicated it will withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department is taking the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin and has or intends to seek settlements from Wisconsin chartered banks for taxes on income related to these subsidiaries. PSB's subsidiary bank is currently under audit by the Department, although no demand for additional taxes from the Department has been received as of the date of the filing of this report. Based on information available to PSB with respect to the Department's position in unrelated cases, PSB believes that a successful claim made by the Departments would likely have a material adverse effect on PSB's results of operations for the year in which it was made. Based on such information, PSB also believes that if the Department is successful in its position, future earnings may be adversely affected in the range of $.06 to $.07 per share on an annual basis, based on current interest levels on the securities and other assets now held in the Nevada subsidiary's portfolio. PSB believes that it complied with Wisconsin law and the private ruling received from the Department and that it is not liable for any taxes or interest that the Department may claim.
Should an assessment be forthcoming, PSB intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. PSB has not recorded any additional tax expense in connection with this audit.

In addition, the Internal Revenue Service ("IRS") is currently conducting an audit of PSB's open tax returns. PSB has been assessed approximately $170,000 in taxes, interest and penalties as a result of the IRS audit; however, this assessment is in the process of being appealed. PSB believes all tax returns were filed appropriately and at this time no additional tax expense has been recorded.
                                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. The quarterly report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on March 31, 2004, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of PSB's Form 10-K for the year ended December 31, 2003 and, from time to time, in PSB's other filings with the Securities and Exchange Commission.

BALANCE SHEET

At March 31, 2004, total assets were $420,738, an increase of $52,936, or 14.4%, over March 31, 2003. Asset growth since March 31, 2003 consisted of:

                                                       $         %
Increase in commercial real estate loans           $34,428     29.1%
Increase in residential real estate mortgage loans  19,520     33.8%
Increased investment in premises and equipment       3,208     52.3%
Decrease in investment securities                   (2,800)    (3.7%)
Decrease in remaining assets (various categories)   (1,420)    (1.3%)

Total increase in assets                           $52,936     14.4%

During the twelve months ended March 31, 2004, commercial real estate mortgages increased primarily from new commercial construction and financing owner occupied commercial retail buildings, office space, and warehouses. Non-real estate commercial and industrial loans have experienced a shift in which personal property and equipment secured loans have declined while cash flow business lines of credit have increased.

The amount of residential real estate mortgages held increased since March 31, 2003 and since December 31, 2003 by a substantial amount, and constitutes a higher percentage of the total loan portfolio. The increase in residential mortgages during the past twelve months is from PSB retaining some 15 year fixed rate mortgages rather than selling the principal to the secondary market. These mortgages were retained as part of an asset-liability management strategy to
                                       10
maximize net interest margin without a significant increase in interest rate risk due to the current cash and projected liquidity position in light of interest sensitivity of the entire balance sheet and opportunities for re-investment of investment security cash flows into loans or other new securities. The amount of 15 year fixed rate mortgages originated by the program during 2003 was approximately $12.0 million with an average yield of 4.95%. Approximately one-half of this production was funded by maturing and prepaid mortgage backed investment securities during this period. This program was discontinued during August 2003 and all 15 year fixed rate mortgage loans currently originated by PSB are sold to other investors on the secondary market to eliminate the associated interest rate risk. Other increases in residential real estate loans are primarily from balloon type mortgages with initial fixed rates periods ranging from 3 to 7 years.

As PSB reallocated resources to handle demand for residential real estate loans prompted by historically low interest rates, it experienced substantial repayments of consumer retail installment loans that were not replaced. A portion of these consumer balances were converted to home equity loans. In additional, in its markets, PSB faces substantial competition from credit unions and other financial institutions for retail installment lending such as auto loans. PSB does not expect consumer lending to be a key focus in the near term, and expects consumer loan principal to continue to decline slowly.

The increase in premises and equipment is due to ongoing construction of PSB's home office and financial center to be located on the same property as the current home office. Work on the new building began during August 2003 and is expected to be completed by June 30, 2004. As of March 31, 2004, approximately $3 million of the expected $4.6 million final cost was spent on the project.

Asset growth since December 31, 2003 of $11,805 has consisted primarily of gross loan growth totaling $10,135. The make-up of these loans is similar to that seen during the twelve months ended March 31, 2004 and is outlined in Table 1 below. This growth was funded via short-term (primarily overnight borrowings) since December 31, 2003 with net growth totaling $10,351.

Asset growth since March 31, 2003 was funded by the following:

                                                            $      %
Increase in core deposits (including MMDA deposits)    $14,852     9.81%
Increase in wholesale overnight borrowings              11,375      n/a
Increase in FHLB advances                                9,000     23.7%
Increase in wholesale certificates of deposit            7,098     17.4%
Increase in stockholders' equity                         3,144     10.4%
Increase in overnight retail repurchase agreements       2,205      n/a
Increase in other liabilities (various categories)       5,262      4.9%

Total increase in liabilities and stockholders' equity $52,936     14.4%

                                       11

Table 1:  Period-End Loan Composition

                                                  March 31,         March 31,      December 31, 2003
                                             Dollars   Dollars Percentage of total    Percentage
(dollars in thousands)                         2004     2003    2004     2003      Dollars  of total
Commercial, industrial and agricultural    $ 70,995  $ 65,537   22.3%    25.3%    $ 66,934   21.7%
Commercial real estate mortgage             152,852   118,424   48.1%    45.7%     148,685   48.3%
Residential real estate mortgage             77,322    57,802   24.3%    22.3%      75,276   24.4%
Residential real estate loans held for sale     140         -    0.0%     0.0%         207    0.1%
Consumer home equity                          9,591     7,364    3.0%     2.8%       9,252    3.0%
Consumer and installment                      7,250    10,137    2.3%     3.9%       7,728    2.5%

Totals                                     $318,150  $259,264  100.0%   100.0%    $308,082  100.0%

The loan portfolio is PSB's primary asset subject to credit risk. PSB's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets increased $366 to $3,790 at March 31, 2004 from $3,424 at March 31, 2003. Although restructured loans decreased, total nonaccrual loans increased $1,189. Nonperforming assets also increased $371 from $3,419 at December, 31, 2003. Nonperforming loans also include restructured loans until 6 consecutive monthly payments are received under the new loan terms. Total nonperforming assets as a percentage of total assets continues to be stable with .90% and .93% at March 31, 2004 and 2003, respectively. PSB also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were .88% at March 31, 2004 compared to .63% at December 2003 and ..85% at March 31, 2003. The allowance for loan losses was 1.16% of gross loans at March 2004 compared to 1.28% at March 2003.

Table 2:  Allowance for Loan Losses
                                                         Three months ended
                                                              March 31,
(dollars in thousands)                                   2004         2003
Allowance for loan losses at beginning                 $3,536       $3,158

Provision for loan losses                                 240          225
Recoveries on loans previously charged-off                  7           11
Loans charged off                                         (83)         (79)

Allowance for loan losses at end                       $3,700       $3,315

                                       12
Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

Table 3:  Nonperforming Assets

                                                  March 31,       December 31,
(dollars in thousands)                         2004       2003         2003
Nonaccrual loans                             $3,225     $2,036       $3,119
Accruing loans past due 90 days or more         270        -            -
Restructured loans not on nonaccrual            213        883          216

Total nonperforming loans                     3,708      2,919        3,335
Foreclosed assets                                82        505           84

Total nonperforming assets                   $3,790     $3,424       $3,419

Nonperforming loans as a % of gross
   loans receivable                           1.17%      1.13%        1.08%
Total nonperforming assets as a % of total
   assets                                     0.90%      0.93%        0.84%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail core and time deposits as a percentage of total funding sources were 70.0% at March 31, 2004, and 75.1% at March 31, 2003. Wholesale borrowings and broker and national certificates of deposit represent the balance of PSB's total funding needs, which has increased steadily during the past two years.
                                       13

Table 4: Period-end Deposit Composition
                                                                    March 31,
                                                            2004                2003
(dollars in thousands)                                  $         %          $         %
Non-interest bearing demand                       $ 45,281     14.3%   $ 46,050     15.7%
Interest-bearing demand and savings                 54,253     17.1%     38,236     13.1%
Money market deposits                               66,711     20.9%     67,107     23.0%
Retail time deposits less than $100                 59,753     18.8%     61,805     21.1%
Retail time deposits $100 and over                  43,767     13.8%     38,542     13.2%
Broker & national time deposits less than $100       9,728      3.1%     12,055      4.1%
Broker & national time deposits $100 and over       38,210     12.0%     28,785      9.8%

Totals                                            $317,703    100.0%   $292,580    100.0%

The interest rate paid on money market deposits is adjustable based on PSB's discretion but generally tracks the movements of national money market funds. PSB also offered a new overnight retail repurchase agreement to commercial customers that provided $2,205 of short-term borrowed funds as of March 31, 2004. Deposits due to investors as part of PSB's secondary market loan servicing activities included in total non-interest bearing demand deposits were approximately $5.1 million at March 31, 2004, compared to $7.1 million at March 31, 2003.

Table 5: Summary of Changes by Significant Deposit Source

                                                         March 31, % Change from prior year
(dollars in thousands)                               2004     2003      2004     2003
Total time deposits $100 and over                  $81,977 $ 67,327     21.8%   15.7%
Total broker and national time deposits             47,938   40,840     17.4%   36.4%
Total retail time deposits                         103,520  100,347      3.2%    2.5%
Core deposits, including money market deposits     166,245  151,393      9.8%   11.2%

To fund larger commercial loan originations or acquire other large blocks of funding, PSB actively purchases broker and other national time deposits. PSB actively manages such deposits to control the potential volatility of such funds while lowering overall deposit borrowing costs. Consequently, broker and national deposits increased substantially over the prior year, while local retail deposits have shown modest growth in comparison. Company policy is to limit broker and national time deposits to 20% of total assets. As of March 31, 2004, broker and national time deposits were 11.4% of total assets compared to 11.1% at March 31, 2003.

The increase in deposits of $25,123 (including broker and national time deposits) has been inadequate to fund asset growth during the twelve months ending March 31, 2004. Consequently wholesale borrowings, both short and long term totaling $20,375 were also obtained. The change in wholesale borrowings consisted of:
                                       14

Increase in federal funds purchased                            $11,375
Net increase in FHLB short-term advances                         5,000
Net increase in FHLB long-term advances                          4,000

Total increase in wholesale borrowings                         $20,375

Unused credit advances from the Federal Home Loan Bank of Chicago available to PSB at March 31, 2004 totaled approximately $34 million based on an open line of credit and securities available for pledging for advances. In addition, PSB had unused commitments from other correspondent banks for federal funds purchased up to $11.1 million. The primary alternative funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses and public entities, and brokered time deposits. PSB believes its current liquidity position and sources of funds for liquidity management is adequate.

Table 6 below presents maturity repricing information as of March 31, 2004. The following repricing methodologies should be noted:

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

Table 6: Interest Rate Sensitivity Gap Analysis

                                                                       March 31, 2004
(dollars in thousands)           0-90 days 91-180 days 181-365 days  1-2 yrs  Beyond 2-5 yrs  Beyond 5 yrs Total
Earning assets:
  Loans                          $112,357   $ 27,638    $ 34,400     $ 56,487   $ 68,206      $ 19,062  $318,150
  Securities                        5,075      5,599       7,723       17,446     22,326        14,926    73,095
  FHLB stock                        2,484                                                                  2,484
  Other earning assets              5,424                                                                  5,424

Total                            $125,340   $ 33,237    $ 42,123     $ 73,933   $ 90,532      $ 33,988  $399,153
Cumulative rate
  sensitive assets               $125,340   $158,577    $200,700     $274,633   $365,165      $399,153

Interest-bearing liabilities
  Interest-bearing deposits      $ 95,624   $ 30,026    $ 36,281     $ 18,880   $ 33,524      $ 58,087  $272,422
  FHLB advances                    10,000                 13,000        6,000     18,000            -     47,000
  Other borrowings                 15,374      2,909         252          984      1,307                  20,826

Total                            $120,998   $ 32,935    $ 49,533     $ 25,864   $ 52,831      $ 58,087  $340,248
Cumulative interest
 sensitive liabilities           $120,998   $153,933    $203,466     $229,330   $282,161      $340,248

Interest sensitivity gap for
  the individual period          $  4,342   $    302    $ (7,410)    $ 48,069   $ 37,701      $(24,099)
Ratio of rate sensitive assets to
  rate sensitive liabilities for
  the individual period             103.6%     100.9%       85.0%       285.9%     171.4%         58.5%

Cumulative interest
  sensitivity gap                $  4,342   $  4,644    $ (2,766)    $ 45,303   $  83,004     $ 58,905
Cumulative ratio of rate sensitive
  assets to rate sensitive
  liabilities                       103.6%     103.0%       98.6%       119.8%      129.4%       117.3%

At March 31, 2004, if interest rates rose 200 basis points or fell 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would change from 98.6% to 94.0% (if up 200 basis points) and 103.4% (if down 100 basis points), respectively. At March 31, 2003, if interest rates rose 200 basis points or fell 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from 116.4% to 106.6% (if up 200 basis points) and 114.7% (if down 100 basis points), respectively. During the twelve months ended March 31, 2004, PSB has increased the amount of fixed rate commercial loans held (with original fixed terms generally from 3 to 5 years) which have been funded by short-term wholesale borrowings. This has had the impact of lowering the cumulative gap ratio to be less asset sensitive than it was twelve months ago and actually changing to be slightly liability sensitive during that time frame as of March 31, 2004.

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. PSB also
                                       16
uses various policy measures to assess adequacy of PSB's liquidity and interest rate risk as described below.

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at March 31, 2004 and 2003 was 5.5% and 14.2%, respectively and above the 5% minimum required by policy. The decline in the basic surplus is a result of additional FHLB borrowings ($9,000 or an increase of 23.7%) made since March 31, 2003 and increase of $11,375 in federal funds purchased (PSB had federal funds sold of $2,771 at March 31, 2003).

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At March 31, 2004, net interest income for the next 12 months was projected to decrease .60% if rates increased 200 basis points, and was projected to decrease .95% if rates decreased 100 basis points, which is less than the 15% required by policy and was considered acceptable by management.
At March 31, 2003, net interest income for the next 12 months was projected to increase 3.17% if rates increased 200 basis points, and was projected to decrease .89% if rates decreased 100 basis points.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At March 31, 2004, PSB's core funding utilization ratio was projected to be 46.4% if rates increased 200 basis points and was therefore within policy requirements. At March 31, 2003, PSB's core funding utilization ratio was projected to be 38.39% if rates increased 200 basis points.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2004 increased $3,144 to $33,514 or 10.4% from $30,370 at March 31, 2003. Net income during the twelve months ended March 31, 2004, net of cash dividends and shareholder stock buybacks was $2,985 and all other increases in capital totaled $159. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $1,255 at March 31, 2004 compared to unrealized gains of $1,198 at March 31, 2003.

The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2004 and 2003, the Subsidiary Bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized". Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Average tangible stockholder's equity was 7.83% during the quarter ended March 2004 compared to 7.84% in the prior year quarter. Management believes PSB to be well capitalized at March 31, 2004 and expects to remain well capitalized during 2004 based on planned asset growth and shareholder dividend payments.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year although no shares were purchased during the first quarter of 2004. During the quarter ended March 31, 2003, PSB repurchased 1,890 shares at an average price of $25.46 per share in its annual buyback program. For the remainder of 2004, management anticipates retaining capital to support asset growth while continuing a cash dividend to shareholders.

Table 7:  Capital Ratios - Consolidated Holding Company

(dollars in thousands)                                                 March 31,        Dec. 31,
                                                                  2004        2003        2003
Stockholders' equity                                           $  33,514   $  30,370   $  32,141
Disallowed mortgage servicing right assets                           (75)        (94)        (81)
Unrealized gain on securities available for sale                  (1,255)     (1,198)       (844)

Tier 1 regulatory capital                                         32,184      29,078      31,216
Add: allowance for loan losses                                     3,700       3,315       3,536

Total regulatory capital                                       $  35,884   $  32,393   $  34,752

Total assets                                                    $420,738    $367,802    $408,933
Disallowed mortgage servicing right assets                           (75)        (94)        (81)
Unrealized gain on securities available for sale                  (1,255)     (1,198)       (844)

Tangible assets                                                 $419,408    $366,510    $408,008
Risk-weighted assets (as defined by current regulations)        $327,563    $276,166    $318,005
                                       18
Tier 1 capital to period end tangible assets (leverage ratio)       7.67%       7.93%      7.65%
Tier 1 capital to adjusted risk-weighted assets                     9.83%      10.53%      9.82%
Total capital to adjusted risk-weighted assets                     10.95%      11.73%     10.93%

A special 5% stock dividend was paid to shareholders on January 29, 2004. All references in the accompanying financial statements and statistical analysis to the number of common shares and per share amounts for 2003 have been restated to reflect the stock dividend.

PREMISES AND EQUIPMENT

PSB announced during July 2003 the construction of a new bank and financial services office and administrative headquarters located on property adjacent to the existing Wausau, Wisconsin, main office location. Construction of the 32,000 square foot office and drive-through canopy began during August with completion anticipated by the end of the second quarter 2004. The existing Wausau main office which has been used since the Bank opened in 1962 and as most recently expanded during 1992 will be razed. Final building project costs including necessary furniture, fixtures, and equipment are estimated to be $4.6 million. Annual depreciation expense after this investment in fixed assets and equipment is estimated to increase approximately $165 ($100 after income tax benefits). As of March 31, 2004, approximately $3 million had been spent on the project. The amount of interest capitalized as project costs at March 31, 2004 totaled $17. Under current accounting rules, demolition of the old home office will require the write-off of the remaining cost basis. The charge of approximately $340 ($206 after income tax benefits) is expected to be recorded during the second quarter of 2004 assuming abandonment of the old building during the quarter.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2004 was $954, or $.55 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2003 was $1,224, or $.70 per share for basic and diluted earnings per share. Operating results for the first quarter 2004 generated an annualized return on average assets of .94% and an annualized return on average equity of 11.64%, compared to 1.36% and 16.63% for the comparable period in 2003.

The following Table 8 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

Table 8: Financial Summary

(dollars in thousands, except per share data)                              Quarter ended
                                                      March 31, Dec. 31, Sept. 30,  June 30,    March 31,
EARNINGS AND DIVIDENDS:                                 2004      2003     2003       2003        2003
  Net interest income                                $3,474     $3,375     $3,306     $3,268     $3,232
  Provision for loan losses                         $   240    $   130    $   240    $   240    $   225
  Other noninterest income                          $   740     $1,120     $1,143    $   726     $1,122
  Other noninterest expense                          $2,602     $2,479     $2,335     $2,220     $2,317
  Net income                                        $   954     $1,290     $1,235     $1,057     $1,224

  Basic earnings per share                          $  0.55    $  0.74    $  0.71    $  0.61    $  0.70
  Diluted earnings per share                        $  0.55    $  0.74    $  0.71    $  0.60    $  0.70
  Dividends declared per share                      $     -     $0.290    $     -     $0.290    $     -
  Net book value per share                           $19.33     $18.54     $18.11     $17.74     $17.37

  Dividend payout ratio                                0.00%     38.40%      0.00%     46.88%      0.00%
  Average common shares outstanding               1,733,531  1,733,398  1,733,828  1,744,199  1,749,015

BALANCE SHEET - AVERAGE BALANCES:

  Loans receivable, net of allowances for loss     $307,109   $302,491   $288,448   $265,863   $256,715
  Assets                                           $407,577   $399,351   $389,267   $371,537   $365,906
  Deposits                                         $312,455   $312,376   $307,752   $292,698   $289,635
  Stockholders' equity                            $  32,878  $  32,095  $  31,085  $  30,670  $  29,848

PERFORMANCE RATIOS:

  Return on average assets (1)                         0.94%      1.28%      1.26%      1.14%      1.36%
  Return on average stockholders' equity (1)          11.64%     15.95%     15.76%     13.82%     16.63%
  Average tangible stockholders' equity to
    average assets                                     7.83%      7.85%      7.70%      7.92%      7.84%
  Net loan charge-offs to average loans                0.02%      0.09%      0.02%      0.01%      0.03%
  Nonperforming loans to gross loans                   1.17%      1.08%      1.09%      1.06%      1.13%
  Allowance for loan losses to gross loans             1.16%      1.15%      1.23%      1.26%      1.28%
  Net interest rate margin (1)(2)                      3.73%      3.65%      3.67%      3.83%      3.89%
  Net interest rate spread (1)(2)                      3.38%      3.24%      3.21%      3.34%      3.42%
  Service fee revenue as a percent of
    average demand deposits (1)                        2.60%      2.70%      2.48%      2.83%      2.99%
  Noninterest income as a percent
    of gross revenue                                  12.24%     17.56%     17.90%     12.13%     17.49%
  Efficiency ratio (2)                                59.73%     53.47%     50.94%     53.86%     51.67%
  Noninterest expenses to average assets (1)           2.56%      2.46%      2.38%      2.40%      2.57%

STOCK PRICE INFORMATION:

  High                                               $35.60     $36.19     $32.61     $32.38     $25.95
  Low                                                $33.50     $31.43     $31.43     $28.57     $22.62
  Market value at quarter-end                        $35.00     $33.62     $31.90     $31.67     $25.95

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $254 (7.6%) from $3,362 for the quarter ended March 31, 2003 to $3,616 for the current quarter ended March 31, 2004. Quarterly tax-adjusted net interest margin as a percent of average interest earning assets decreased from 3.89% in March 2003 to 3.73% in March 2004. Net interest margin was 3.75% for the year ended December 31, 2003.

During the past 12 months, PSB experienced compressed interest rate margins as existing prime rate adjustable and other maturing term loans and securities were repriced at today's significantly lower rates while deposit rates remained near their floor. Earning assets yields have decreased 66 basis points from 6.28% at March 2003 to 5.62% at March 2004. However, the cost of liabilities declined only 62 basis points from 2.86% at March 2003 to 2.24% at March 2004. However, the decline in net interest margin from these factors appears to be ending as net interest margin was 3.73% during the quarter ended March 2004 compared to the December and September 2003 quarters of 3.65% and 3.67%, respectively. In addition, yield on earning assets was 5.62% during the quarter ended March 2004 compared to 5.60% during the quarter ended December 2003.

Table 9: Net Interest Income Analysis

(dollars in thousands)                   Quarter ended March 31, 2004 Quarter ended March 31, 2003
                                        Average             Yield/   Average                Yield/
                                        Balance  Interest    Rate    Balance     Interest   Rate
Assets
Interest-earning assets:
  Loans (1)(2)                        $310,718    $4,571     5.90%   $259,927    $4,411    6.88%
  Taxable securities                    47,878       461     3.86%     58,212       615    4.28%
  Tax-exempt securities (2)             24,639       368     5.99%     21,583       338    6.35%
  FHLB stock                             2,471        40     6.49%      2,304        36    6.34%
  Other                                  2,953         6     0.81%      8,069        23    1.16%

  Total (2)                            388,659     5,446     5.62%    350,095     5,423    6.28%

Non-interest-earning assets:
  Cash and due from banks               11,475                          9,625
  Premises and equipment,
     net                                 8,288                          6,161
  Other assets                           2,764                          3,237
  Allowance for loan
     losses                             (3,609)                        (3,212)

  Total                               $407,577                       $365,906

Liabilities & stockholders' equity
Interest-bearing liabilities:
  Savings and demand
     deposits                          $51,820    $   85     0.66%   $ 37,728    $   62    0.67%
  Money market deposits                 66,568       154     0.93%     69,963       184    1.07%
  Time deposits                        149,235     1,052     2.83%    140,878     1,266    3.64%
  FHLB borrowings                       46,615       466     4.01%     38,000       508    5.42%
  Other borrowings                      13,555        73     2.16%      6,056        41    2.75%

  Total                                327,793     1,830     2.24%    292,625     2,061    2.86%

Non-interest-bearing liabilities:
  Demand deposits                       44,832                         41,066
  Other liabilities                      2,074                          2,367
  Stockholders' equity                  32,878                         29,848

  Total                               $407,577                       $365,906

Net interest income                                3,616                          3,362
Rate spread                                                  3.38%                         3.42%
Net yield on interest-earning assets                         3.73%                         3.89%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Expense and Expense Volume and Rate Analysis
Three months ended March 31, 2004

                                             2004 compared to 2003
(dollars in thousands)                  increase (decrease) due to (1)
                                         Volume      Rate          Net
Interest earned on:
   Loans (2)                             $871       $(711)       $160
   Taxable securities                    (110)        (44)       (154)
   Tax-exempt securities (2)               48         (18)         30
   FHLB stock                               3           1           4
   Other interest income                  (15)         (2)        (17)

Total                                     797        (774)         23

Interest paid on:
   Savings and demand deposits             24          (1)         23
   Money market deposits                   (9)        (21)        (30)
   Time deposits                           76        (290)       (214)
   FHLB borrowings                        116        (158)        (42)
   Other borrowings                        51         (19)         32

Total                                     258        (489)       (231)

Net interest earnings                    $539       $(285)       $254

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $240 for the three months ended March 31, 2004, and $225 for the three months ended March 31, 2003. Net charge-offs as a percentage of average loans outstanding were ..02% and .03% during the three months ended March 31, 2004 and 2003, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for
                                       23
loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Noninterest income fell sharply by $382 in the first quarter 2004 to $740 compared to $1,122 in 2003. The decline was due to $468 less in mortgage banking income compared to last year. However, this decline was partially offset by a $111 gain on sale of securities. Separate from these items, noninterest income declined $25 (5.1%). Mortgage banking results during March 2004 included an additional provision for valuation allowance of $60 against mortgage servicing rights. The total valuation allowance on servicing rights was $150 as of March 31, 2004. As mortgage interest rates increase, this valuation allowance is expected to be taken back into income as customers are less likely to refinance their existing mortgages. For all of 2004, PSB expects mortgage banking income to be approximately 2/3 of the level seen during 2003. PSB serviced $155,606 of mortgage principal for other investors at March 31, 2004 compared to $118,710 at March 31, 2003.

Table 11: Mortgage Servicing Rights Activity
Three months ended March 31, 2004

                                           Originated   Valuation
(dollars in thousands)                        MSR      Allowance     Total
January 1, 2004 balances                    $904        $(90)       $814

Originated servicing                          58                      58
Amortization charged to earnings             (59)                    (59)
Valuation adjustment charged to earnings                 (60)        (60)

March 31, 2004 balances                     $903       $(150)       $753

As a FHLB Mortgage Partnership Finance loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. At March 31, 2004, the maximum Company obligation on the entire servicing portfolio for such guarantees would be approximately $601 (.39% of the serviced principal) up from $335 (.28% of the serviced principal) at March 31, 2003.
Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.

Peoples Insurance Services LLC, a commercial property and casualty insurance agency and brokerage owned by Peoples, continues to build relationships in the Wausau area. The agency's net loss during the quarter ended March 2004 was $38. Since opening during September 2003, cumulative net losses have been in line with initial projections.
                                       24
NONINTEREST EXPENSE

Noninterest operating expenses increased $285 to $2,602 in the quarter ended March 2004 compared to $2,317 during the quarter ended March 2003, an increase of 12.3%. Increases in employee salaries and benefits totaled $100 during the quarter, up 6.9% from the prior year. Company employees were granted inflationary and merit increases effective January 1, 2004 averaging 2.9% of base pay. Other noninterest expenses included $127 of collection fees written off in response to regulatory requirements to account for collection fees as expense until collected, despite PSB's expectation that these fees will be collected from the borrower in the future as part of the loan agreement or from SBA loan guarantee reimbursements. Separate from increases in salaries and benefits and write-off of these collection expenses, operating expenses increased $58 (6.7%). Operating expenses as a percent of average assets were 2.56% during the first quarter of March 2004 compared to 2.57% during the first quarter of March 2003. The expense efficiency ratio increased to 59.73% during 2004 compared to 51.67% in 2003 due primarily to a lower net interest margin and significantly lower mortgage banking fee income compared to the prior year.

The principal subsidiary of PSB is being audited by the Wisconsin Department of Revenue with respect to income attributable to the bank's Nevada subsidiary. Please see Note 7, Contingencies, for a discussion of the status and possible material adverse effect of an adverse result of the audit.
                                       25
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of PSB's Form 10-K for the year ended December 31, 2003.

ITEM 4.     INTERNAL CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB's disclosure controls and procedures were effective in all material respects. There have been no significant changes in PSB's internal controls or in other factors during the period covered by this report which could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                       26

                          PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 9, 2004, PSB distributed 232 shares of its common stock (valued for this purpose at $33.62 per share) to its directors in lieu of cash payments under the director's incentive compensation plan. Receipt of stock or deferral of value into the director deferred compensation plan via a previously committed election was mandatory and no investment decision was made by any member of the Board.

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

(b)   Reports on Form 8-K:

      Form 8-K dated January 29, 2004. PSB filed a current report on Form 8-K on January 29, 2004, reporting earnings for the fourth quarter and fiscal year ended December 31, 2003, under Item 5 and additional related disclosure under Items 9 and 12.
                                       27
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



May 14, 2004                        SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. (section)232.102(D))



The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002