Form 10-Q
period 2004-06-30
PSB HOLDINGS INC /WI/
filed 2004-08-16
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

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

   The number of common shares outstanding at August 9, 2004 was 1,716,330.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                          Quarter Ended June 30, 2004


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets
                June 30, 2004 (unaudited) and December 31,
                2003 (derived from audited financial statements)            1

                Consolidated Statements of Income
                Three Months and Six Months Ended June 30, 2004
                and 2003 (unaudited)                                        2

                Consolidated Statement of Changes in Stockholders' Equity
                Six Months Ended June 30, 2004 (unaudited)                  3

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2004 and 2003 (unaudited)         4

                Notes to Consolidated Financial Statements                  5

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   9

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                25

       Item 4.  Controls and Procedures                                    25


PART II. OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds                  26

       Item 4.  Submission of Matters to a Vote of Security Holders        26

       Item 6.  Exhibits and Reports on Form 8-K                           27

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2004 unaudited, December 31, 2003 derived from audited financial statements)

                                                                    June 30,  December 31,
(dollars in thousands, except per share data)                         2004        2003
ASSETS
Cash and due from banks                                           $  15,147   $  13,754
Interest-bearing deposits and money market funds                      2,365       1,214
Federal funds sold                                                        -       3,959

Cash and cash equivalents                                            17,512      18,927

Securities available for sale (at fair value)                        71,461      72,472
Federal Home Loan Bank stock (at cost)                                2,792       2,444
Loans held for sale                                                       -         207
Loans receivable, net of allowance for loan losses of $3,906
   and $3,536, respectively                                         325,320     304,339
Accrued interest receivable                                           1,724       1,617
Foreclosed assets                                                        46          84
Premises and equipment                                               10,495       7,557
Mortgage servicing rights, net                                          803         814
Other assets                                                          1,063         472

TOTAL ASSETS                                                       $431,216    $408,933

LIABILITIES
Non-interest-bearing deposits                                     $  46,901   $  50,563
Interest-bearing deposits                                           293,375     265,851
   Total deposits                                                   340,276     316,414

Federal Home Loan Bank advances                                      47,000      47,000
Other borrowings                                                      9,394      10,475
Accrued expenses and other liabilities                                2,307       2,903
   Total liabilities                                                398,977     376,792

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                          1,887       1,887
Additional paid-in capital                                            9,694       9,694
Retained earnings                                                    24,007      22,789
Accumulated other comprehensive income (loss)                            (4)        844
Treasury stock, at cost - 161,549 and 153,781 shares, respectively   (3,345)     (3,073)
   Total stockholders' equity                                        32,239      32,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $431,216    $408,933

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                   Three Months Ended  Six Months Ended
(dollars in thousands,                                    June 30,       June 30,
except per share data - unaudited)                     2004     2003   2004    2003
Interest and dividend income:
   Loans, including fees                             $ 4,714 $ 4,476 $ 9,268 $ 8,872
   Securities:
      Taxable                                            453     501     914   1,116
      Tax-exempt                                         245     221     488     444
   Other interest and dividends                           46      60      92     119

         Total interest and dividend income            5,458   5,258  10,762  10,551

Interest expense:
   Deposits                                            1,360   1,432   2,651   2,944
   FHLB advances                                         504     506     970   1,014
   Other borrowings                                       77      52     150      93

         Total interest expense                        1,941   1,990   3,771   4,051

Net interest income                                    3,517   3,268   6,991   6,500
Provision for loan losses                                240     240     480     465
Net interest income after provision for loan losses    3,277   3,028   6,511   6,035

Noninterest income:
   Service fees                                          322     325     613     628
   Mortgage banking                                      308     216     468     844
   Investment and insurance sales commissions             90      89     181     188
   Net gain on sale of securities                          -       -     111       -
   Other noninterest income                              135      96     222     188

         Total noninterest income                        855     726   1,595   1,848

Noninterest expense:
   Salaries and employee benefits                      1,547   1,387   3,095   2,835
   Occupancy and facilities                              361     285     662     573
   Loss on abandonment of premises and equipment         329       -     329       -
   Data processing and other office operations           187     148     347     287
   Advertising and promotion                              64      51      98      88
   Other noninterest expenses                            426     349     985     754

        Total noninterest expense                      2,914   2,220   5,516   4,537

Income before provision for income taxes               1,218   1,534   2,590   3,346
Provision for income taxes                               436     477     854   1,065
Net income                                         $     782 $ 1,057 $ 1,736 $ 2,281
Basic earnings per share                           $    0.45 $  0.61 $  1.00 $  1.31
Diluted earnings per share                         $    0.45 $  0.60 $  0.99 $  1.30

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six months ended June 30, 2004 - unaudited

                                                                                 Accumulated
                                                                                    Other
                                                        Additional              Comprehensive
                                               Common    Paid-in      Retained     Income     Treasury
(dollars in thousands)                          Stock     Capital      Earnings     (Loss)      Stock    Totals
Balance January 1, 2004                         $1,887     $9,694        $22,789      $844     $(3,073) $32,141

Comprehensive income:
   Net income                                                              1,736                          1,736
   Unrealized loss on securities
      available for sale, net of tax                                                  (781)                (781)
   Reclassification adjustment for security gain
     included in net income, net of tax                                                (67)                 (67)

         Total comprehensive income                                                                         888

Purchase of treasury stock                                                                        (280)    (280)
Distribution of treasury stock in settlement
   of liability to Company directors                                                                 8        8
Cash dividends declared $.30 per share                                      (518)                          (518)

Balance June 30, 2004                           $1,887     $9,694        $24,007      $ (4)    $(3,345)  32,239

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2004 and 2003 - unaudited (dollars in thousands)
                                                                  2004        2003
Cash flows from operating activities:
   Net income                                                 $  1,736     $  2,281
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization           587        1,017
         Provision for loan losses                                 480          465
         Gain on sale of mortgage loans                           (433)      (1,153)
         Provision for servicing right valuation allowance          48           18
         Loss on abandonment of premises and equipment             329            -
         Gain on sale of foreclosed assets                         (37)          (4)
         Gain on sale of securities                               (111)           -
         FHLB stock dividends                                      (77)        (100)
         Changes in operating assets and liabilities:
            Accrued interest receivable                           (107)          58
            Other assets                                          (119)         (68)
            Other liabilities                                     (588)        (561)
   Net cash provided by operating activities                     1,708        1,953
Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Securities available for sale                              6,688       25,306
   Payment for purchase of:
      Securities available for sale                             (7,005)     (16,834)
   Purchase of FHLB stock                                         (271)           -
   Net increase in loans                                       (20,962)     (18,302)
   Capital expenditures                                         (3,563)        (317)
   Proceeds from sale of foreclosed assets                           7          132
   Net cash used in investing activities                       (25,106)     (10,015)
Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing deposits     (3,662)       8,594
   Net increase in interest-bearing deposits                    27,524       (2,737)
   Proceeds from long-term FHLB advances                        10,000       10,000
   Repayments of long-term FHLB advances                       (10,000)     (10,000)
   Net increase (decrease) in other borrowings                  (1,081)       1,750
   Dividends declared                                             (518)        (496)
   Purchase of treasury stock                                     (280)        (538)
   Net cash provided by financing activities                    21,983        6,573
Net decrease in cash and cash equivalents                       (1,415)      (1,489)
Cash and cash equivalents at beginning                          18,927       21,552
Cash and cash equivalents at end                               $17,512      $20,063
Supplemental cash flow information:
Cash paid during the period for:
      Interest                                                $  3,810     $  4,205
      Income taxes                                                 883        1,020
Noncash investing and financing activities:
      Loans charged off                                           $117         $128
      Loans transferred to foreclosed assets                         -            3
      Loans originated on sale of foreclosed assets                 70           67
      Distribution of treasury stock in settlement of
      liability to Company directors                                 8           45

                              PSB Holdings, Inc.
            Notes to Consolidated Financial Statements - Unaudited


NOTE 1 - GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.'s ("PSB") financial position, results of its operations, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the PSB's 2003 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

As permitted by generally accepted accounting principles, PSB has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on PSB's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months and six months ended June 30, 2004 and 2003, there was no pro forma impact to net income or earnings per share during these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date with the first options scheduled to expire beginning during 2011. As of June 30, 2004, 28,237 options outstanding were eligible to be exercised at a weighted average exercise price of
                                       5
$16.00 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                                Three months ended            Six months ended
(dollars in thousands, except per share data - unaudited)            June 30,                    June 30,
                                                                2004        2003            2004         2003
Net income                                                $      782   $    1,057     $    1,736  $     2,281

Weighted average shares outstanding                        1,729,322    1,744,199      1,731,426    1,746,594
Effect of dilutive stock options outstanding                  15,310       13,654         15,221       11,845

Diluted weighted average shares outstanding                1,744,632    1,757,853      1,746,647    1,758,439
Basic earnings per share                                  $     0.45   $     0.61     $     1.00   $     1.31
Diluted earnings per share                                $     0.45   $     0.60     $     0.99   $     1.30

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2004 and 2003 is as follows:

                                               Three months ended      Six months ended
                                                    June 30,                June 30,
(dollars in thousands - unaudited)              2004        2003        2004       2003
Net income                                 $    782     $ 1,057      $ 1,736    $ 2,281
Unrealized gain (loss) on securities
  available for sale, net of tax             (1,259)        283         (781)       175
Reclassification adjustment for security
  gain included in net income, net of tax         -           -          (67)         -
Comprehensive income (loss)                $   (477)    $ 1,340      $   888    $ 2,456

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs less loans in process and the allowance for loan losses.

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged
                                       6
against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

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

NOTE 6 - FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure,
                                       7
establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

NOTE 7 - CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Like many Wisconsin financial institutions, PSB has a Nevada based subsidiary that holds and manages investment assets which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the "Department") has instituted an audit program specifically aimed at out-of-state bank subsidiaries that includes PSB's subsidiary bank. The Department has taken the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin. Recently, the Department indicated that it will discuss a settlement of these issues with all Wisconsin banks with out-of-state subsidiaries, including PSB. The Department has also stated that financial institutions who do not utilize the proposed settlement will be issued full deficiency assessments for additional tax including interest and penalties. Based on information available to PSB with respect to the Department's initial position in unrelated cases, PSB believes that a successful claim made by the Department (if not settled under terms made available to other banks) would likely have a material adverse effect on PSB's results of operations for the year in which it was made. Based on such information, PSB also believes that if the Department is successful in its initial position in making out-of-state subsidiaries fully taxable, future earnings may be adversely affected in the range of $.06 to $.07 per share on an annual basis, based on current interest levels on the securities and other assets now held in the Nevada subsidiary's portfolio. PSB intends to meet with the Department during the third quarter to discuss its current proposal to similarly situated Wisconsin banks.

In addition, the Internal Revenue Service ("IRS") is currently conducting an audit of PSB's open tax returns. PSB has been assessed approximately $170,000 in taxes, interest and penalties as a result of the IRS audit; however, this assessment is in the process of being appealed. PSB believes all tax returns were filed appropriately and at this time no additional tax expense has been recorded.
                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. The quarterly report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on June 30, 2004, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

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

BALANCE SHEET

At June 30, 2004, total assets were $431,216, an increase of $10,478, or 2.5% (10.0% annualized growth), over March 31, 2004, and an increase of $51,280, or 13.5% over June 30, 2003. Asset growth since March 31, 2004 and June 30, 2003 consisted of:

                                                    Three months ended   Twelve months ended
Increase (decrease) in assets ($000s)                  June 30, 2004        June 30, 2004
                                                        $         %          $         %
Increase in commercial real estate loans           $   4,112     2.7%   $ 29,399     23.0%
Increase in residential real estate mortgage loans     6,913     8.9%     19,426     30.0%
Increased investment in premises and equipment         1,154    12.4%      4,276     68.8%
Decrease in investment securities                     (1,634)   -2.2%     (1,270)    -1.7%
Decrease in cash and cash equivalents                   (936)   -5.1%     (2,551)   -12.7%
Increase in remaining assets (various categories)        869               2,000

Total increase in assets                            $ 10,478     2.5%   $ 51,280     13.5%

The commercial and residential real estate loan portfolio continued to grow at a steady pace during both the three months and twelve months ended June 30, 2004. These types of loans have been and continue to be the primary loan products sold by PSB. The amount of residential real estate mortgages held since June 30, 2003 and December 31, 2003 increased by a substantial amount, and constitutes a higher percentage of the total loan portfolio. Most of the increase in residential mortgages during the past twelve months is from PSB retaining some 15 year fixed rate mortgages rather than selling the principal to the secondary market. These mortgages were
                                       9
retained as part of an asset-liability management strategy during the third quarter of 2003 to maximize net interest margin without a significant increase in interest rate risk due to that quarter's cash and liquidity position in light of interest sensitivity of the entire balance sheet and opportunities for re-investment of investment security cash flows. The amount of 15 year fixed rate mortgages originated by the program during 2003 was approximately $12.0 million with an average yield of 4.95%. Approximately one-half of this production was funded by maturing and prepaid mortgage backed investment securities during this period. This program was discontinued during August 2003 and all 15 year fixed rate mortgage loans currently originated by PSB are sold to other investors on the secondary market to eliminate the associated interest rate risk. Other increases in residential real estate loans are primarily from balloon type mortgages with initial fixed rates periods ranging from 3 to 7 years.

As PSB reallocated resources to handle demand for residential real estate loans prompted by historically low interest rates, it experienced substantial repayments of consumer retail installment loans that were not replaced. A portion of these consumer balances were converted to home equity loans. In additional, in its markets, PSB faces substantial competition from credit unions and other financial institutions for retail installment lending such as auto loans. PSB does not expect consumer lending to be a key focus in the near term, and expects consumer loan principal to remain flat or decline slowly.

Investment in premises and equipment has also grown during both periods primarily for costs of the 32,000 square foot, $4.8 million new home office building (including furniture and equipment) which was placed in service on June 28, 2004. Construction of the new facility began during July 2003.

The decline in investment securities during the three months and twelve months ended June 30, 2004 was primarily from a decline in the unrealized gain on those securities of $1,952 and $2,311, respectively (before income tax effects). These securities are classified as available for sale and changes in unrealized gains and losses are recorded on the balance and in stockholders' equity, net of income tax effects.

As PSB experienced strong loan growth with low core deposit growth, available liquidity has tightened. Some overnight funds held as federal funds sold or with the Federal Home Loan Bank or money market funds have declined. This has decreased the amount of cash and cash equivalents for the prior quarter and twelve month periods.
                                       10
Asset growth since March 31, 2004 and June 30, 2003 was funded by the following:

                                                            Three months ended    Twelve months ended
Increase (decrease) in liabilities and equity  ($000s)         June 30, 2004         June 30,2004
                                                                   $       %          $        %
Increase in wholesale certificates of deposit                  $17,485   36.5%   $20,890    46.9%
Increase in retail certificates of deposit > $100                6,162   14.1%     9,301    22.9%
Increase in FHLB advances                                            -    0.0%     9,000    23.7%
Increase (decrease) in core deposits (including MMDA)           (1,074)  -0.5%     6,397     2.9%
Increase (decrease) in other borrowings                           (383)  -4.1%     4,016   179.5%
Increase (decrease) in stockholders' equity                     (1,275)  -3.8%     1,470     4.8%
Increase (decrease) in federal funds                           (11,049) -97.1%       833      n/a
Increase (decrease) in other liabilities (various categories)      612              (627)
Total increase in liabilities and stockholders' equity         $10,478    2.5%   $51,280    13.5%

While loans increased substantially during the past twelve months, core deposits experienced little growth, and actually declined during the past quarter as shown in the table above. Therefore, to fund loan growth, PSB has substantially increased the portfolio of wholesale brokered certificates of deposit and large retail certificates. During the twelve months ended June 30, 2004, increases in wholesale funding, including growth in FHLB advances (totaling $40,024) has funded 78.0% of asset growth during that period.

During the past quarter ended June 30, 2004, PSB converted overnight federal funds purchased used to fund first quarter loan growth to long-term brokered certificates. However, even net of this refinancing, wholesale funding increased $12,598. Core deposits declined $1,074. Other borrowings consist primarily of retail overnight and term repurchase agreements with local customers and are not considered to be wholesale funding.

The decline in stockholders' equity during the past quarter ending June 30, 2004 was due primarily to declaration of a dividend of $.30 per share (total payment of $518), and a decline in unrealized gains on securities available for sale, net of tax benefits of $1,259.

Table 1:  Period-End Loan Composition

                                                       June 30,          June 30,         December 31, 2003
                                                 Dollars    Dollars Percentage of total          Percentage
(dollars in thousands)                             2004       2003    2004    2003     Dollars   of total
Commercial, industrial and agricultural        $ 70,871    $ 69,526   21.5%   24.9%    $ 66,934   21.7%
Commercial real estate mortgage                 156,964     127,565   47.7%   45.7%     148,685   48.3%
Residential real estate mortgage                 84,235      64,809   25.6%   23.2%      75,276   24.4%
Residential real estate loans held for sale           -           -    0.0%    0.0%         207    0.1%
Consumer home equity                              9,791       7,478    3.0%    2.7%       9,252    3.0%
Consumer and installment                          7,365       9,675    2.2%    3.5%       7,728    2.5%
Totals                                         $329,226    $279,053  100.0%  100.0%    $308,082  100.0%

The loan portfolio is PSB's primary asset subject to credit risk. PSB's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become
                                       11
contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets decreased $511 to $3,279 at June 30, 2004 from $3,790 at March 31, 2004, and has decreased $61 from $3,340 at June 30, 2003. Nonperforming loans also include restructured loans until 6 consecutive monthly payments are received under the new loan terms. Total nonperforming assets as a percentage of total assets continues to be stable with .76%, .90%, and .88% at June 30, 2004, March 31, 2004, and June 30, 2003,
respectively. PSB also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were .84% at June 30, 2004 compared to .88% at March 31, 2004, and 1.01% at June 30, 2003. The allowance for loan losses was 1.19% of gross loans at June 30, 2004 compared to 1.26% at June 30, 2003.

Table 2:  Allowance for Loan Losses

                                             Three months ended     Six months ended
                                                 June 30,              June 30,
(dollars in thousands)                       2004       2003       2004       2003
Allowance for loan losses at beginning      $3,700     $3,315     $3,536     $3,158
Provision for loan losses                      240        240        480        465
Recoveries on loans previously charged-off                 11          7         22
Loans charged off                              (34)       (49)      (117)      (128)
Allowance for loan losses at end            $3,906     $3,517     $3,906     $3,517

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) and 2) foreclosed assets.

Table 3:  Nonperforming Assets

                                                           June 30,         Dec. 31,
(dollars in thousands)                                2004        2003        2003
Nonaccrual loans                                     $2,660     $2,421      $3,119
Accruing loans past due 90 days or more                   -         60           -
Restructured loans not on nonaccrual                    573        478         216
Total nonperforming loans                             3,233      2,959       3,335
Foreclosed assets                                        46        381          84
Total nonperforming assets                           $3,279     $3,340      $3,419
Nonperforming loans as a % of gross loans receivable   0.98%      1.06%       1.08%
Total nonperforming assets as a % of total assets      0.76%      0.88%       0.84%

                                       12
LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail core and time deposits less than $100,000 as a percentage of total funding sources were 56.7% at June 30, 2004, 58.6% at March 31, 2004, and 63.0% at June 30, 2003. Wholesale
borrowings and broker and national certificates of deposit represent a significant portion of PSB's total funding ability, which has increased steadily during the past two years from 23.0% of total funding sources at December 31, 2002, to 23.8% at June 30, 2003, and 28.4% at June 30, 2004.

Table 4: Period-end Deposit Composition
                                                                   June 30,
(dollars in thousands)                                    2004                2003
                                                       $        %         $        %
Non-interest bearing demand                     $  46,901     13.8%  $  54,052    17.8%
Interest-bearing demand and savings                51,112     15.0%     38,194    12.6%
Money market deposits                              65,576     19.3%     65,693    21.6%
Retail time deposits less than $100                61,335     18.0%     60,588    19.9%

Total core deposits                              $224,924     66.1%   $218,527    71.9%
Retail time deposits $100 and over                 49,929     14.7%     40,628    13.4%
Broker & national time deposits less than $100      6,174      1.8%     11,860     3.9%
Broker & national time deposits $100 and over      59,249     17.4%     32,673    10.8%
Totals                                           $340,276    100.0%   $303,688   100.0%

The interest rate paid on money market deposits is adjustable based on PSB's discretion but generally tracks the movements of average bank money market funds. Deposits due to investors as part of PSB's secondary market loan servicing activities included in total non-interest bearing demand deposits were approximately $3,071 at June 30, 2004, compared to $11,928 at June 30, 2003. Excluding these accounts, non-interest bearing demand deposits grew $1,706, or 4.0% during the twelve months ended June 30, 2004.

Table 5: Summary of Changes by Significant Deposit Source

                                                   June 30,    % Change from prior year
(dollars in thousands)                        2004      2003       2004      2003
Total time deposits $100 and over         $109,178   $73,301      48.9%     20.3%
Total broker and national time deposits     65,423    44,533      46.9%       n/a
Total retail time deposits                 111,264   101,216       9.9%       n/a
Core deposits, including money market
   deposits                                224,924   218,527       2.9%      5.2%

                                       13
To fund larger commercial loan originations or acquire other large blocks of funding, PSB actively purchases broker and other national time deposits. PSB manages such deposits to control the potential volatility of such funds while lowering overall deposit borrowing costs. Consequently, broker and national deposits increased substantially over the prior year, while local retail deposits have shown modest growth in comparison. Company policy is to limit broker and national time deposits to 20% of total assets. As of June 30, 2004, broker and national time deposits were 15.2% of total assets compared to 11.4% at March 31, 2004, and 11.7% at June 30, 2003. Prior to September 30, 2002, PSB did not maintain information on brokered certificates separately from all other certificates. Consequently, PSB is unable to indicate the percentage growth over the prior year for the twelve months ended June 30, 2003.

The increase in deposits of $36,588 (including broker and national time deposits) has been inadequate to fund asset growth during the twelve months ending June 30, 2004. Consequently, additional FHLB advances of $9,000 were also obtained. During the three months ended June 30, 2004, there was no change in FHLB advance principal.

Unused credit advances from the Federal Home Loan Bank of Chicago available to PSB at June 30, 2004 totaled approximately $37.7 million based on an open line of credit and securities available for pledging for advances. Available but unused credit advances from the FHLB at June 30, 2003 were approximately $44.1 million. In addition, PSB had unused commitments from other correspondent banks for federal funds purchased up to $22.2 million as of June 30, 2004. The primary alternative funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, and brokered time deposits. PSB believes its current liquidity position and sources of funds for liquidity management is adequate.

Table 6 below presents maturity repricing information as of June 30, 2004. The following repricing methodologies should be noted:

1. Money market deposit accounts are considered fully repriced within 90 days. NOW and savings accounts are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are generally considered to reprice beyond 5 years.

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

Table 6: Interest Rate Sensitivity Gap Analysis

                                              June 30, 2004
(dollars in thousands)  0-90 Days   91-180 days   181-365 days   1-2 yrs.   Bynd 2-5 yrs.   Beyond 5 yrs.  Total
Earning assets:
  Loans                 $121,638   $ 24,304         $ 35,916     $ 52,677     $ 74,174       $ 20,517   $329,226
  Securities               3,124      3,218            5,448       12,268       34,340         13,063     71,461
  FHLB stock               2,792                                                                           2,792
  Other earning assets     2,365                                                                           2,365

Total                   $129,919   $ 27,522         $ 41,364     $ 64,945     $108,514       $ 33,580   $405,844
Cumulative rate
  sensitive assets      $129,919   $157,441         $198,805     $263,750     $372,264       $405,844

Interest-bearing
 liabilities
  Interest-bearing
 Deposits               $103,026   $ 29,338         $ 48,532     $ 20,158     $ 43,495       $ 48,826   $293,375
  FHLB advances           10,000          -           19,000            -       18,000              -     47,000
  Other borrowings         4,988        253            1,347        1,393        1,413              -      9,394

Total                   $118,014   $ 29,591         $ 68,879     $ 21,551     $ 62,908       $ 48,826   $349,769
Cumulative interest
  sensitive liabilities $118,014   $147,605         $216,484     $238,035     $300,943       $349,769

Interest sensitivity
 gap for
  the individual period $ 11,905   $ (2,069)        $(27,515)    $ 43,394     $ 45,606       $(15,246)
Ratio of rate sensitive
 assets to rate sensitive
 liabilities for
 the individual period     110.1%      93.0%            60.1%       301.4%       172.5%          68.8%

Cumulative interest
 sensitivity gap       $  11,905   $  9,836         $(17,679)    $ 25,715     $ 71,321       $ 56,075

Cumulative ratio of rate
 sensitive assets to rate
 sensitive liabilities     110.1%     106.7%            91.8%       110.8%       123.7%         116.0%

At June 30, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would change from 91.8% to 88.5% (if up 200 basis points) and 95.8% (if down 100 basis points), respectively. At June 30, 2003, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from 115.1% to 108.2% (if up 200 basis points) and 117.9% (if down 100 basis points), respectively. During the twelve months ended June 30, 2004, PSB has increased the amount of fixed rate commercial and real estate loans held (with original fixed terms generally from 3 to 15 years) which have been funded in part by short-term wholesale borrowings and brokered time deposits of equivalent or shorter terms. In addition, as of June 30, 2004, $19 million of FHLB advances with original long-term maturities will mature within 365 days, which has lowered the cumulative gap ratio to be less asset sensitive than it was twelve months ago and actually changing to be slightly liability sensitive during that time frame as of June 30, 2004. However, the FHLB advances are expected to be refinanced upon maturity at significantly lower rates while also extending maturities in excess of one year. This will have the impact of increasing the cumulative gap ratio while improving the net interest rate margin.

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the
                                       15
least expensive liquidity sources to fund sudden and unanticipated liquidity needs. PSB also uses various policy measures to assess adequacy of PSB's liquidity and interest rate risk as described below.

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at June 30, 2004 and 2003 was 7.0% and 10.5%, respectively and above the 5% minimum required by policy. The decline in the basic surplus is primarily a result of lower FHLB borrowing capacity due to $9,000 in additional advances taken and fewer securities available for potential FHLB advance pledging (such securities have been pledged for municipal deposits).

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At June 30, 2004, net interest income for the next 12 months was projected to decrease .46% if rates increase 200 basis points, and was projected to decrease .70% if rates decrease 100 basis points, which is less than the 15% required by policy and was considered acceptable by management.
At June 30, 2003, net interest income for the next 12 months was projected to increase 2.59% if rates increase 200 basis points, and was projected to decrease 1.67% if rates decrease 100 basis points.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At June 30, 2004, PSB's core funding utilization ratio was projected to be 54.11% if rates increase 200 basis points and was therefore within policy requirements. At June 30, 2003, PSB's core funding utilization ratio was projected to be 40.77% if rates increase 200 basis points.
                                       16
CAPITAL RESOURCES

Stockholders' equity at June 30, 2004 increased $1,470 to $32,239 or 4.8% from $30,769 at June 30, 2003. Net income retained during the twelve months ended June 30, 2004, net of cash dividends and shareholder stock buybacks was $2,946. Capital decreased $1,485 from a decline in the unrealized gain on securities available for sale (net of tax effects). All other net increases in capital totaled $9. Stockholders' equity included unrealized losses on securities available for sale, net of their tax effect, of $4 at June 30, 2004 compared to unrealized gains of $1,481 at June 30, 2003.

The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2004 and 2003, the Subsidiary Bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized". Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Tier 1 capital to average tangible assets was 7.55% during the quarter ended June 2004 compared to 7.89% in the prior year quarter. Management believes PSB to be well capitalized at June 30, 2004 and expects to remain well capitalized during 2004 based on planned asset growth and shareholder dividend payments.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year and 8,000 shares at $35.00 per share were purchased during the second quarter of 2004. During the quarter ended June 30, 2003, PSB repurchased 14,500 shares at an average price of $32.25 per share in its annual buyback program. The remainder of the 2004 buyback program was purchased in early August 2004 with 9,300 shares repurchased at an average price of $34.90 per share. For the remainder of 2004, management anticipates retaining capital to support asset growth while continuing a cash dividend to shareholders.

Table 7:  Capital Ratios - Consolidated Holding Company

                                                                June 30,         Dec 31.
(dollars in thousands)                                      2004      2003         2003
Stockholders' equity                                     $ 32,239   $ 30,769     $ 32,141
Disallowed mortgage servicing right assets                    (80)       (69)         (81)
Unrealized (gain) loss on securities available for sale         4     (1,481)        (844)
Tier 1 regulatory capital                                  32,163     29,219       31,216
Add: allowance for loan losses                              3,906      3,517        3,536
Total regulatory capital                                 $ 36,069   $ 32,736     $ 34,752
Total assets                                             $431,216   $379,936     $408,933
Disallowed mortgage servicing right assets                    (80)       (69)         (81)
Unrealized (gain) loss on securities available for sale         4     (1,481)        (844)
Tangible assets                                          $431,140   $378,386     $408,008
Risk-weighted assets (as defined by current regulations) $337,462   $293,273     $318,005

Tier 1 capital to average tangible assets (leverage ratio)   7.55%      7.89%        7.83%
Tier 1 capital to adjusted risk-weighted assets              9.53%      9.96%        9.82%
Total capital to adjusted risk-weighted assets              10.69%     11.16%       10.93%

                                       17
A special 5% stock dividend was paid to shareholders on January 29, 2004. All references in the accompanying financial statements and statistical analysis to the number of common shares and per share amounts for 2003 have been restated to reflect the stock dividend.

PREMISES AND EQUIPMENT

On June 28, 2004, PSB placed into service a new bank and financial services office and administrative headquarters located on property adjacent to the former Wausau, Wisconsin, main office location. The 32,000 square foot office and drive-through canopy had final building project costs including necessary furniture, fixtures, and equipment of approximately $4.8 million. The former Wausau main office which had been used since the Bank opened in 1962 and as most recently expanded during 1992 was razed. Under current accounting rules, demolition of the old home office required the write-off of the remaining cost basis. A one-time charge of approximately $329 ($199 after income tax benefits) was recorded during the second quarter of 2004 when the new home office was occupied.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2004 was $782, or $.45 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2003, was $1,057, or $.61 per share for basic and $.60 per share for diluted earnings per share. Operating results for the second quarter 2004 generated an annualized return on average assets of .73% and an annualized return on average equity of 9.52%, compared to 1.14% and 13.82% for the comparable period in 2003.

However, if the net loss on abandonment of the home office were excluded from the second quarter 2004 results, net income would have been $981 and ROA and ROE would have been .92% and 11.91%, respectively. The quarter ended June 30,

2003 included a charge for a change in accounting estimate involving mortgage servicing rights of $143, net of tax benefits. If the change in accounting estimate were excluded from the second quarter 2003 results, net income would have been $1,200 and ROA and ROE would have been 1.29% and 15.65%, respectively.

The following Table 8 presents consolidated quarterly summary financial data of PSB Holdings, Inc. and Subsidiary.

Table 8: Financial Summary

(dollars in thousands, except per share data)                            Quarter ended
                                                  June 30,  March 31,     Dec. 31    Sept. 30,  June30,
EARNINGS AND DIVIDENDS:                             2004       2004          2003      2003       2003
  Net interest income                          $     3,517  $     3,474  $     3,375  $  3,306  $  3,268
  Provision for loan losses                    $       240  $       240  $       130  $    240  $    240
  Other noninterest income                     $       855  $       740  $     1,120  $  1,143  $    726
  Other noninterest expense                    $     2,914  $     2,602  $     2,479  $  2,335  $  2,220
  Net income                                   $       782  $       954  $     1,290  $  1,235  $  1,057
  Basic earnings per share (3)                 $      0.45  $      0.55  $      0.74  $   0.71  $   0.61
  Diluted earnings per share (3)               $      0.45  $      0.55  $      0.74  $   0.71  $   0.60
  Dividends declared per share (3)             $      0.30  $         -  $      0.29  $      -  $   0.29
  Net book value per share                     $     18.68  $     19.33  $     18.54  $  18.11  $  17.74
  Semi-annual dividend payout ratio                  29.84%         n/a        19.88%      n/a     21.74%
  Average common shares outstanding              1,729,322    1,733,531    1,733,398 1,733,828 1,744,199

BALANCE SHEET - AVERAGE BALANCES:
  Loans receivable, net of allowances for loss   $ 320,471    $ 307,109    $ 302,491 $ 288,448 $ 265,863
  Assets                                         $ 426,826    $ 407,577    $ 399,351 $ 389,267 $ 371,537
  Deposits                                       $ 330,337    $ 312,455    $ 312,376 $ 307,752 $ 292,698
  Stockholders' equity                           $  32,942    $  32,878    $  32,095 $  31,085 $  30,670

PERFORMANCE RATIOS:
  Return on average assets (1)                        0.73%        0.94%        1.28%     1.26%     1.14%
  Return on average stockholders' equity (1)          9.52%       11.64%       15.95%    15.76%    13.82%
  Average tangible stockholders' equity to
  average assets                                      7.61%        7.83%        7.85%     7.70%     7.92%
  Net loan charge-offs to average loans               0.01%        0.02%        0.09%     0.02%     0.01%
  Nonperforming loans to gross loans                  0.98%        1.17%        1.08%     1.09%     1.06%
  Allowance for loan losses to gross loans            1.19%        1.16%        1.15%     1.23%     1.26%
  Net interest rate margin (1)(2)                     3.64%        3.73%        3.65%     3.67%     3.83%
  Net interest rate spread (1)(2)                     3.30%        3.38%        3.24%     3.21%     3.34%
  Service fee revenue as a percent of
    average demand deposits (1)                       2.63%        2.60%        2.70%     2.48%     2.83%
  Noninterest income as a percent of gross revenue   13.54%       12.24%       17.56%    17.90%    12.13%
  Efficiency ratio (2)                               64.54%       59.73%       53.47%    50.94%    53.86%
  Noninterest expenses to average assets (1)          2.74%        2.56%        2.46%     2.38%     2.40%

STOCK PRICE INFORMATION:
  High                                         $     35.60  $     35.60  $     36.19 $   32.61 $   32.38
  Low                                          $     34.50  $     33.50  $     31.43 $   31.43 $   28.57
  Market value at quarter-end                  $     34.50  $     35.00  $     33.62 $   31.90 $   31.67

(1) Annualized
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $264 (7.8%) from $3,396 for the quarter ended June 30, 2003 to $3,660 for the current quarter ended June 30, 2004. Quarterly tax-adjusted net interest margin as a percent of average interest earning assets decreased from 3.83% in June 2003 to 3.64% in June 2004. Net interest margin was 3.75% for the year ended December 31, 2003.

During the past 12 months, PSB experienced compressed interest rate margins as existing prime rate adjustable and other maturing term loans and securities were repriced at today's significantly lower rates while deposit rates remained near their floor. Earning assets yields have decreased
                                       19
50 basis points from 6.07% at June 2003 to 5.57% at June 2004. However, the cost of liabilities declined only 46 basis points from 2.73% at June 2003 to 2.27% at June 2004. Despite the decline in net interest rate margin, total net interest income has increased due to earning asset growth.

During the quarter ended June 2004, net interest margin declined to 3.64% from 3.73% for the prior March 2004 quarter as low cost adjustable rate overnight funds of approximately $11 million used to fund March 2004 loan growth were converted to higher cost long term fixed funding during the June quarter. However, during the past three quarters, loan and other asset yields have leveled and favorable repricing of time deposits has slowed indicating net interest margin in the upcoming quarter will be primarily impacted by the ability to control core deposit rate increases while originating higher yielding loans in light of the cumulative .50% Federal Reserve discount rate increases since June 2004 and anticipated future discount rate increases.

Table 9A: Net Interest Income Analysis (Quarter)

(dollars in thousands)                   Quarter ended June 30, 2004  Quarter ended June 30,2003
                                         Average              Yield/   Average             Yield/
                                         Balance    Interest   Rate    Balance   Interest    Rate
Assets
Interest-earning assets:
   Loans (1)(2)                        $324,251  $   4,731    5.85%   $269,259 $   4,490    6.69%
   Taxable securities                    47,596        453    3.82%     55,008       501    3.65%
   Tax-exempt securities (2)             24,595        371    6.05%     21,670       335    6.20%
   FHLB stock                             2,679         36    5.39%      2,340        37    6.34%
   Other                                  4,190         10    0.96%      7,766        23    1.19%
   Total (2)                            403,311      5,601    5.57%    356,043     5,386    6.07%

Non-interest-earning assets:
   Cash and due from banks               13,840                          9,518
   Premises and equipment, net           10,246                          6,225
   Other assets                           3,209                          3,147
   Allowance for loan losses             (3,780)                        (3,396)
   Total                               $426,826                       $371,537

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand deposits       $  53,180   $      88    0.66%   $ 37,393 $      57    0.61%
   Money market deposits                64,450         144    0.90%     66,067       175    1.06%
   Time deposits                       163,555       1,128    2.77%    143,135     1,200    3.36%
   FHLB borrowings                      47,000         504    4.30%     38,000       506    5.34%
   Other borrowings                     14,718          77    2.10%      7,690        52    2.71%
   Total                               342,903       1,941    2.27%    292,285     1,990    2.73%

Non-interest-bearing liabilities:
   Demand deposits                      49,152                          46,103
   Other liabilities                     1,829                           2,479
   Stockholders' equity                 32,942                          30,670
   Total                              $426,826                        $371,537

Net interest income                                  3,660                         3,396
Rate spread                                                   3.30%                         3.34%
Net yield on interest-earning assets                          3.64%                         3.83%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 9B: Net Interest Income Analysis (Six Months)

(dollars in thousands)           Six months ended June 30, 2004  Six months ended June 30, 2003
                                  Average                Yield/ Average                 Yield/
                                  Balance    Interest    Rate   Balance     Interest    Rate
Assets
Interest-earning assets:
   Loans (1)(2)                  $317,485  $   9,302    5.88%   $264,619  $   8,901    6.78%
   Taxable securities              47,738        914    3.84%     56,601      1,116    3.98%
   Tax-exempt securities (2)       24,617        739    6.02%     21,626        673    6.28%
   FHLB stock                       2,575         76    5.92%      2,322         73    6.34%
   Other                            3,572         16    0.90%      7,916         46    1.17%

   Total (2)                      395,987     11,047    5.59%    353,084     10,809    6.17%

Non-interest-earning assets:
   Cash and due from banks         12,657                          9,571
   Premises and equipment, net      9,267                          6,193
   Other assets                     2,986                          3,194
   Allowance for loan losses       (3,695)                        (3,305)

   Total                         $417,202                       $368,737

Liabilities & stockholders'
  equity
Interest-bearing liabilities:
   Savings and demand deposits  $  52,500  $     173    0.66%   $ 37,560  $     119    0.64%
   Money market deposits           65,760        298    0.91%     68,004        359    1.06%
   Time deposits                  156,395      2,180    2.80%    142,013      2,466    3.50%
   FHLB borrowings                 46,808        970    4.16%     38,000      1,014    5.38%
   Other borrowings                14,137        150    2.13%      6,878         93    2.73%

   Total                          335,600      3,771    2.25%    292,455      4,051    2.79%

Non-interest-bearing liabilities:
   Demand deposits                 46,992                         43,598
   Other liabilities                1,868                          2,424
   Stockholders' equity            32,742                         30,260

   Total                         $417,202                       $368,737

Net interest income                            7,276                          6,758
Rate spread                                             3.34%                          3.38%
Net yield on interest-earning assets                    3.68%                          3.86%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Expense and Expense Volume and Rate Analysis
Six months ended June 30, 2004

                                                   2004 compared to 2003
                                              increase (decrease) due to (1)
(dollars in thousands)                        Volume       Rate         Net
Interest earned on:
   Loans (2)                               $  1,787    $ (1,386)   $   401
   Taxable securities                          (176)        (26)      (202)
   Tax-exempt securities (2)                     94         (28)        66
   FHLB stock                                     8          (5)         3
   Other interest income                        (25)         (5)       (30)

Total                                         1,688      (1,450)       238

Interest paid on:
   Savings and demand deposits                   48           6         54
   Money market deposits                        (12)        (49)       (61)
   Time deposits                                251        (537)      (286)
   FHLB borrowings                              236        (280)       (44)
   Other borrowings                              99         (42)        57

Total                                           622        (902)      (280)

Net interest earnings                       $ 1,066   $    (548)   $   518

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $240 for the three months ended June 30, 2004, and June 30, 2003. Net charge-offs as a percentage of average loans outstanding were .01% during the three months ended June 30, 2004 and 2003.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Noninterest income increased by $129 in the June 2004 quarter to $855 compared to $726 in 2003. However, the prior year June 2003 quarter included a cumulative change in accounting estimate related to mortgage servicing that lowered noninterest income by $236. After accounting for the prior year adjustment, the decline in June 2004 income of $107 is due primarily to lower mortgage banking income of $144. A valuation allowance on mortgage servicing rights continues to be maintained and was $138 as of June 30, 2004. As mortgage interest rates increase, this valuation allowance is expected to be taken back into income as customers are less likely to refinance their existing mortgages. During the June 2004 quarter, $12 of the valuation allowance was recaptured. For all of 2004, PSB expects mortgage banking income to be approximately 50% to 60% of the level seen during 2003. PSB serviced
$156.1 million of mortgage principal for other investors at June 30, 2004 compared to $137.5 million at June 30, 2003.

Peoples Insurance Services LLC, a commercial property and casualty insurance agency and brokerage started by Peoples during September 2003, continues to build relationships in the Wausau area. The agency's net loss during the quarter and six months ended June 2004 was $37 and $75, respectively. Since opening during September 2003, cumulative net losses have been in line with initial projections despite revenue growth significantly less than expectation. Lower revenue has been partially offset with lower operating expenses.

During June 2003, additional expense from a change in accounting estimate related to accounting for mortgage servicing rights of $236 was recorded, as well as an $18 provision for impairment of servicing rights reducing gain on sale and servicing of loans by $254 in total. During June 2003, PSB contracted with an outside consultant for monthly mortgage servicing right (MSR) accounting services due to continued growth in serviced mortgage loans. PSB began servicing mortgage loans for other investors in November 2000. PSB adopted new estimates related to customer mortgage payment activity as part of the new accounting model. Serviced loans were broken down into a greater number of "pools" with amortization and impairment calculated based on individual customer activity within each pool. Initial servicing rights are based on national prepayment estimates at the time of origination. The new accounting model provides an estimated original MSR cost lower than that using the previous estimates, and amortizes that cost faster than under the Company's previous model. The change in accounting estimate reduced gain on sale and servicing of loans by $236 ($143 after tax benefits, or approximately $.08 per diluted earnings per share).

Table 11 - Mortgage Servicing Rights Activity
Six months ended June 30, 2004
                                            Originated   Valuation
                                                MSR      Allowance     Total
January 1, 2004                              $  904     $   (90)     $  814
Originated servicing                            209                     209
Amortization charged to earnings               (172)                   (172)
Valuation adjustment charged to earnings                    (48)        (48)
June 30, 2004                                $  941      $ (138)     $  803

As a FHLB Mortgage Partnership Finance loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. At June 30, 2004, the maximum Company obligation on the entire servicing portfolio for such guarantees would be approximately $594 (.38% of the serviced principal) up from $428 (.31% of the serviced principal) at June 30, 2003. Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.

NONINTEREST EXPENSE

Noninterest operating expenses increased $694 to $2,914 in the quarter ended June 2004 compared to $2,220 during the quarter ended June 2003, but included a one-time charge for abandonment of premises and equipment (the prior home office on the same property as the new home office and principal banking center was abandoned on June 28) of $329 before tax benefits. Excluding this one-time charge operating expenses increased $365, or 16.4%.

As the new home office and principal customer financial center was occupied on June 28, the 32,000 square foot $4.8 million dollar facility (including furniture and equipment) was placed in service. Depreciation of the investment in the new facility, along with the depreciation costs of the new Minocqua branch and the item processing imaging system increased occupancy expenses for the June 2004 quarter by approximately $30. Annual depreciation expense is estimated to increase $186 ($113 after income tax benefits) from the new investment in the home office.

Excluding the one-time charge for abandonment of premises and equipment, operating expenses as a percent of average assets were 2.43% during the June 2004 quarter compared to 2.40% during the June 2003 quarter. Also excluding this charge, the expense efficiency ratio was 57.25% during June 2004 compared to 53.86% in June 2003.

The principal subsidiary of PSB is being audited by the Wisconsin Department of Revenue with respect to income attributable to the bank's Nevada subsidiary. Please see Note 7, Contingencies, for a discussion of the status and possible material adverse effect of an adverse result of the audit.
                                       24
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2003.

ITEM 4.     INTERNAL CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                       25
                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities
                                                                         Maximum number
                                                  Total number          (or approximate
                                                  of shares (or         dollar value) of
                       Total number               units) purchased     shares (or units)
                         of shares  Average price as part of publicly   that may yet be
                        (or units) paid per share announced plans     purchased under the
                         purchased    (or unit)    or programs          plans or programs
Period                      (a)          (b)           (c)                  (d)
April 2004
May 2004                   8,000       $35.00         8,000               9,300
June 2004

Total                      8,000       $35.00         8,000               9,300

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on April 20, 2004. The only matter voted upon was the election of directors. The number of votes cast for, or withheld, were as follows:

ELECTION OF DIRECTORS

                                         For    Withheld
      Gordon P. Connor                958,344     1,641
      Patrick L. Crooks               958,326     1,659
      William J. Fish                 959,163       822
      Charles A. Ghidorzi             945,543    14,442
      Gordon P. Gullickson            937,681    22,304
      David K. Kopperud               959,163       822
      Thomas R. Polzer                958,974     1,011
      William M. Reif                 959,058       927
      Thomas A. Riiser                959,163       822
      John H. Sonnentag               876,554    83,431
                                       26
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits.

      Exhibits required by Item 601 of Regulation S-K.

      Exhibit
      Number                        Description

      31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of
            2002
      31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of
            2002
      32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      Form 8-K dated April 28, 2004. The Company filed a current report on Form 8-K on April 28, 2004, reporting earnings for the quarter ended March 31, 2004, under Item 5 and additional related disclosure under Item 12.
                                       27

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



August 16, 2004                     SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       28


                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))


The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002