Form 10-Q
period 2004-09-30
PSB HOLDINGS INC /WI/
filed 2004-11-15
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

  The number of common shares outstanding at November 4, 2004 was 1,716,330.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                       Quarter Ended September 30, 2004


                                                                      Page No.
PART I.     FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets
                September 30, 2004 (unaudited) and December 31,
                2003 (derived from audited financial statements)              1

                Consolidated Statements of Income
                Three Months and Nine Months Ended September 30, 2004
                and 2003 (unaudited)                                          2

                Consolidated Statement of Changes in Stockholders' Equity
                Nine Months Ended September 30, 2004 (unaudited)              3

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2004 and 2003 (unaudited)     4

                Notes to Consolidated Financial Statements                    6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                  29

       Item 4.  Controls and Procedures                                      29


PART II. OTHER INFORMATION

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 30

        Item 6.  Exhibits                                                    30

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 unaudited,  December 31, 2003 (derived from audited financial statements)

                                                                     Sept. 30, December 31,
(dollars in thousands, except per share data)                          2004       2003
ASSETS
Cash and due from banks                                           $  10,927  $  13,754
Interest-bearing deposits and money market funds                      2,004      1,214
Federal funds sold                                                    5,617      3,959
Cash and cash equivalents                                            18,548     18,927
Securities available for sale (at fair value)                        74,481     72,472
Federal Home Loan Bank stock (at cost)                                2,834      2,444
Loans held for sale                                                      62        207
Loans receivable, net of allowance for loan losses of $4,107
   and $3,536, respectively                                         333,200    304,339
Accrued interest receivable                                           1,795      1,617
Foreclosed assets                                                        52         84
Premises and equipment                                               12,028      7,557
Mortgage servicing rights, net                                          807        814
Other assets                                                            796        472
TOTAL ASSETS                                                      $ 444,603  $ 408,933
LIABILITIES
Non-interest-bearing deposits                                     $  52,076  $  50,563
Interest-bearing deposits                                           300,432    265,851
   Total deposits                                                   352,508    316,414
Federal Home Loan Bank advances                                      50,000     47,000
Other borrowings                                                      6,807     10,475
Accrued expenses and other liabilities                                1,973      2,903
   Total liabilities                                                411,288    376,792
STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                          1,887      1,887
Additional paid-in capital                                            9,690      9,694
Retained earnings                                                    24,754     22,789
Accumulated other comprehensive income                                  662        844
Treasury stock, at cost - 170,849 and 153,781 shares, respectively   (3,678)    (3,073)
   Total stockholders' equity                                        33,315     32,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 444,603  $ 408,933

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                         Three Months Ended          Nine Months Ended
(dollars in thousands,                                      September 30,             September 30,
except per share data - unaudited)                        2004         2003         2004         2003
Interest and dividend income:
   Loans, including fees                             $   4,882    $   4,594     $  14,150     $ 13,466
   Securities:
      Taxable                                              454          359         1,368        1,475
      Tax-exempt                                           247          232           735          676
   Other interest and dividends                             55           56           147          175
         Total interest and dividend income              5,638        5,241        16,400       15,792
Interest expense:
   Deposits                                              1,543        1,368         4,194        4,312
   FHLB advances                                           515          506         1,485        1,520
   Other borrowings                                         59           61           209          154
         Total interest expense                          2,117        1,935         5,888        5,986
Net interest income                                      3,521        3,306        10,512        9,806
Provision for loan losses                                  195          240           675          705
Net interest income after provision for loan losses      3,326        3,066         9,837        9,101
Noninterest income:
   Service fees                                            320          323           933          951
   Mortgage banking                                        187          655           655        1,499
   Investment and insurance sales commissions              164          115           345          303
   Net gain (loss) on sale of securities                     -          (19)          111          (19)
   Other noninterest income                                 93           69           315          257
         Total noninterest income                          764        1,143         2,359        2,991
Noninterest expense:
   Salaries and employee benefits                        1,718        1,508         4,813        4,343
   Occupancy and facilities                                445          286         1,107          859
   Loss on abandonment of premises and equipment             -            -           329            -
   Data processing and other office operations             155          131           502          418
   Advertising and promotion                                97           45           195          133
   Other noninterest expenses                              418          365         1,403        1,119
        Total noninterest expense                        2,833        2,335         8,349        6,872
Income before provision for income taxes                 1,257        1,874         3,847        5,220
Provision for income taxes                                 510          639         1,364        1,704
Net income                                          $      747    $   1,235    $    2,483    $   3,516
Basic earnings per share                            $     0.43    $    0.71    $     1.44    $    2.02
Diluted earnings per share                          $     0.43    $    0.71    $     1.42    $    2.00

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 2004 - unaudited
                                                                            Accumulated
                                                                               Other
                                                Additional                 Comprehensive
                                 Common          Paid-in      Retained        Income        Treasury
(dollars in thousands)           Stock           Capital      Earnings        (Loss)          Stock      Totals
Balance January 1, 2004           $ 1,887        $  9,694     $  22,789      $    844     $   (3,073) $  32,141

Comprehensive income:
 Net income                                                       2,483                                   2,483
 Unrealized loss on securities
 available for sale, net of tax                                                  (115)                     (115)
 Reclassification adjustment for
  security gain included in net
  income, net of tax                                                              (67)                      (67)

       Total comprehensive income                                                                         2,301

Purchase of treasury stock                                                                      (628)      (628)
Proceeds from stock options
         issued out of treasury                        (4)                                        15         11
Distribution of treasury stock in
settlement
 of liability to Company directors                                                                 8          8
Cash dividends declared $.30 per
  share                                                            (518)                                   (518)

Balance September 30, 2004        $ 1,887        $  9,690     $  24,754      $    662     $   (3,678) $  33,315

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2004 and 2003 - unaudited

                                                                         2004             2003
Cash flows from operating activities:

   Net income                                                     $       2,483    $       3,516
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization                    885            1,495
         Provision for loan losses                                          675              705
         Gain on sale of mortgage loans                                    (542)          (1,871)
         Provision for servicing right valuation allowance                   32               28
         Loss on abandonment of premises and equipment                      329                -
         (Gain) loss on sale of foreclosed assets                           (37)              37
         (Gain) loss on sale of securities                                 (111)              19
         FHLB stock dividends                                              (119)            (138)
         Changes in operating assets and liabilities:
            Accrued interest receivable                                    (178)              32
            Other assets                                                   (218)              95
            Other liabilities                                              (922)            (957)

   Net cash provided by operating activities                              2,277            2,961

Cash flows from investing activities:

   Proceeds from sale and maturities of:
      Securities available for sale                                      11,591           40,016
   Payment for purchase of:
      Securities available for sale                                     (13,955)         (30,122)
   Purchase of FHLB stock                                                  (271)               -
   Net increase in loans                                                (29,050)         (40,345)
   Capital expenditures                                                  (5,269)            (702)
   Proceeds from sale of foreclosed assets                                    7              280

   Net cash used in investing activities                                (36,947)         (30,873)

Cash flows from financing activities:
   Net increase in non-interest-bearing deposits                          1,513            1,242
   Net increase in interest-bearing deposits                             34,581           11,032
   Proceeds from long-term FHLB advances                                 13,000           15,000
   Repayments of long-term FHLB advances                                (10,000)         (10,000)
               Net increase (decrease) in other borrowings               (3,668)           7,181
   Dividends declared                                                      (518)            (496)
               Proceeds from issuance of stock options                       11                -
   Purchase of treasury stock                                              (628)            (553)

   Net cash provided by financing activities                             34,291           23,406

Net decrease in cash and cash equivalents                                 (379)           (4,506)
Cash and cash equivalents at beginning                                  18,927            21,552

Cash and cash equivalents at end                                 $      18,548      $     17,046

Supplemental cash flow information:

Cash paid during the period for:
      Interest                                                   $       5,814      $      6,205
      Income taxes                                                       1,520             1,650

Noncash investing and financing activities:

      Loans charged off                                          $         126      $        206
      Loans transferred to foreclosed assets                                 -               178
      Loans originated on sale of foreclosed assets                         70               251
      Distribution of treasury stock in settlement of liability
         to Company directors                                                8                46

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

As permitted by generally accepted accounting principles, PSB has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on PSB's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months and nine months ended September 30, 2004 and 2003, there was no pro forma impact to net income or earnings per share during these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the
                                       6
fair market value of the shares at the date of the grant. These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011. As of September 30, 2004, 27,536 options outstanding were eligible to be exercised at a weighted average exercise price of $16.00 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                          Three months ended    Nine months ended
                                                             September 30,        September 30,

(dollars in thousands, except per share data-unaudited)

                                                                2004           2003           2004          2003
Net income                                                 $     747      $   1,235      $   2,483     $   3,516
Weighted average shares outstanding                        1,720,436      1,733,828      1,727,736     1,742,292
Effect of dilutive stock options outstanding                  15,052         14,021         15,158        12,487
Diluted weighted average shares outstanding                1,735,488      1,747,849      1,742,894     1,754,779

Basic earnings per share                                   $    0.43      $    0.71      $    1.44     $    2.02
Diluted earnings per share                                 $    0.43      $    0.71      $    1.42     $    2.00

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2004 and 2003 is as follows:

                                                      Three months ended                     Nine months ended
                                                          September 30,                         September 30,
(dollars in thousands - unaudited)                     2004            2003                2004            2003
Net income                                        $      747  $      1,235        $      2,483    $      3,516
Unrealized gain (loss) on securities
    available for sale, net of tax                       666          (602)               (115)           (427)
Reclassification adjustment for security
   (gain) loss included in net income, net of tax          -            12                 (67)             12

Comprehensive income                              $    1,413   $       645        $      2,301    $      3,101

                                       7

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired as defined by current accounting standards. A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment. Specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.
                                       8
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate and are carried as "Loans held for sale" on the balance sheet. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices.

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

NOTE 7 - INCOME TAXES

During the quarter ended September 30, 2004, PSB resolved a Wisconsin state franchise tax audit initiated during 2003. Like many Wisconsin financial institutions, PSB has a Nevada based subsidiary that holds and manages investment assets which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the "Department") has instituted an audit program specifically aimed at out-of-state bank subsidiaries that includes PSB. The Department has taken the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin. After consideration of the cost to litigate and the potential risk of a substantial loss in litigation, PSB decided to accept a standardized settlement offered by the Department to Wisconsin banks with out-of-state subsidiaries with no admission of wrongdoing. Although the settlement decreased quarterly net income by $150,000 ($.09 per share), PSB retained the ability to operate the subsidiary providing efficient and tax-effective management of the securities portfolio.

NOTE 8 - CONTINGENCIES

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

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. The quarterly report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on September 30, 2004, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

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

BALANCE SHEET

At September 30, 2004, total assets were $444,603, an increase of $13,387, or 3.1%, over June 30, 2004, and an increase of $35,670, or 8.7%, over December 31, 2003. Asset growth since June 30, 2004 and December 31, 2003 consisted of:

                                                         Three months ended   Nine months ended
Increase (decrease) in assets ($000s)                     September 30, 2004  September 30, 2004
                                                             $           %      $           %
Increase in residential real estate mortgage loans        $   4,242   5.0%   $  13,201  17.5%
Increase in commercial real estate loans                      3,204   2.0%      11,483   7.7%
Increase in investment securities                             3,020   4.2%       2,009   2.8%
Increased investment in premises and equipment                1,533  14.6%       4,471  59.2%
Increase (decrease) in cash and cash equivalents              1,036   5.9%        (379) -2.0%
Increase in commercial, industrial and agricultural loans       454   0.6%       4,391   6.6%
Net change in remaining assets (various categories)            (102) -0.5%         494   2.6%

Total increase in assets                                  $  13,387   3.1%   $  35,670   8.7%

The commercial and residential real estate loan portfolio continued to grow at a steady pace during both the three months and nine months ended September 30, 2004. These types of loans have been and continue to be the primary loan products sold by PSB. The amount of residential real estate mortgages held since June 30, 2004 and December 31, 2003 increased by a substantial amount, and constitutes a higher percentage of the total loan portfolio. As long-term mortgage
                                       10
rates increased slightly from past historical lows, customers have become more sensitive to higher long-term fixed rates, and PSB has begun to originate balloon type mortgages held on the balance sheet. The balloon maturity dates range from 3 to 7 years, with the initial rate fixed until the balloon maturity date. Most of the balloon loans are based on amortization periods ranging from 15 to 30 years. PSB expects commercial real estate and other commercial lending to increase during the coming quarter while seeing a reduction in the growth of retained on balance sheet residential mortgages.

PSB has allocated and structured resources to be a leader in real-estate based lending, both residential and commercial. At the same time, PSB is subject to substantial competition from credit unions and other financial institutions for retail installment lending such as auto loans. A portion of PSB's consumer installment loans were converted to home equity loans during past quarters. Combined retail installment and home equity loans were $17,337 at September 30, 2004 and $16,980 at December 31, 2003. PSB does not expect consumer installment lending to be a key focus in the near term, and expects consumer installment loan principal to remain flat or decline slowly.

Investment in premises and equipment grew dramatically during the three months and nine months ended September 30, 2004 primarily for costs of the 32,000 square foot, $4,800 new home office building (including furniture and equipment) which was placed in service on June 28, 2004. Final home office and campus area construction costs were capitalized during the September 2004 quarter totaling approximately $1,000. In addition, investment in real estate and construction in progress at the Weston, Wisconsin branch location to be opened early in 2005, and purchase of vacant land in a neighboring community for another potential future branch location increased premises and equipment approximately $500 during the past quarter. In connection with current construction on the new branch in Weston, Wisconsin, PSB has approximately $689 in outstanding construction cost commitments at September 30, 2004 that have not yet been paid.

Asset growth since June 30, 2004 and December 31, 2003 was funded by the following:

                                                               Three months ended        Nine months ended
Increase (decrease) in liabilities and equity  ($000s)         September 30, 2004       September 30, 2004
                                                               $             %            $           %
Increase in core deposits (including MMDA)                 $    11,815      5.3%    $    9,078      4.0%
Increase in retail certificates of deposit > $100                4,655      9.3%        14,551     36.3%
Increase in FHLB advances                                        3,000      6.4%         3,000      6.4%
Increase in stockholders' equity                                 1,076      3.3%         1,174      3.7%
Net decrease in other liabilities (various categories)            (660)   -25.1%          (930)   -32.0%
Decrease in other borrowings                                    (2,261)   -24.9%        (3,668)   -35.0%
Increase (decrease) in wholesale certificates of deposit        (4,238)    -6.5%        12,465     25.6%

Total increase in liabilities and stockholders' equity     $    13,387      3.1%    $   35,670      8.7%

Although available liquidity has tightened during 2004 as PSB experienced strong loan growth with little core deposit growth, core deposits increased substantially during the quarter ended
                                       11
September 30, 2004 increasing $11,815. This growth allowed PSB to let some wholesale certificates of deposit run-off upon maturity and decreased wholesale certificates by $4,238 during the quarter. Despite recent growth however, the majority of 2004 funding during the nine months ended September 30, 2004 has been from an increase in retail certificates greater than $100, and wholesale certificates, accounting for 75.7% of the asset growth. PSB does not expect to see continued core deposit growth at levels seen during the September 2004 quarter.

The September 2004 quarter earnings press release filed on Form 8-K dated October 27, 2004 incorrectly stated that core deposits increased $22,900, wholesale borrowings (including FHLB advances) increased $10,200 and jumbo retail certificates of deposit increased $16,300 during the 12 months ended September 2004. The release further incorrectly stated that during the quarter ended September 2004, wholesale funds decreased $11,000 and that retail deposits and local borrowings comprised 69.2% of total asset funding.

The earnings press release should have stated that core deposits increased $14,855 (not $22,900), wholesale borrowings increased $19,932 (not $10,200), and jumbo retail certificates increased $14,616 (not $16,300) during the 12 months ended September 2004. Likewise, the release should have stated that wholesale funds decreased $1,238 (not $11,000) during the quarter ended September 2004, and that retail deposits and local borrowings comprised 67.1% of total asset funding (not 69.2%). The errors were inadvertent, did not affect reported earnings, and wholesale funding was available in sufficient amounts at September 30, 2004. Management of PSB does not consider the error to be material to an understanding of PSB's financial condition or operations as a whole as presented in the October 27, 2004 earnings press release.

Table 1:  Period-End Loan Composition
                                                September 30,            September 30,         December 31, 2003
                                             Dollars       Dollars    Percentage of total             Percentage
(dollars in thousands)                         2004         2003         2004       2003       Dollars  of Total
Commercial, industrial and agricultural    $   71,325    $  70,928      21.1%      23.5%     $   66,934   21.7%
Commercial real estate mortgage               160,168      140,266      47.6%      46.5%        148,685   48.3%
Residential real estate mortgage               88,477       73,291      26.2%      24.3%         75,276   24.4%
Residential real estate loans held for sale        62          179       0.0%       0.1%            207    0.1%
Consumer home equity                           10,557        8,637       3.1%       2.9%          9,252    3.0%
Consumer and installment                        6,780        8,225       2.0%       2.7%          7,728    2.5%

Totals                                      $ 337,369    $ 301,526     100.0%     100.0%     $  308,082  100.0%

The loan portfolio is PSB's primary asset subject to credit risk. PSB's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status
                                       12
when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets decreased $41 to $3,238 at September 30, 2004 from $3,279 at June 30, 2004, and has decreased $181 from $3,419 at December 31, 2003. Nonperforming loans also include restructured loans until six consecutive monthly payments are received under the new loan terms. Total nonperforming assets as a percentage of total assets continues to decline slightly at .73%, .76%, and .84% at September 30, 2004, June 30, 2004, and December 31, 2003, respectively. PSB also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were .71% at September 30, 2004 compared to .84% at June 30, 2004, and .63% at December 31, 2003. The allowance for loan losses increased to 1.22% of gross loans at September 30, 2004 compared to 1.15% at December 31, 2003.

Table 2:  Allowance for Loan Losses

                                           Three months ended        Nine months ended
                                               September 30,            September 30,
(dollars in thousands)                       2004        2003          2004       2003
Allowance for loan losses at beginning     $ 3,906     $ 3,517        $ 3,536    $ 3,158

Provision for loan losses                      195         240            675        705
Recoveries on loans previously charged-off      15          13             22         35
Loans charged off                               (9)        (78)          (126)      (206)

Allowance for loan losses at end           $ 4,107     $ 3,692        $ 4,107    $ 3,692

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.
                                       13

Table 3:  Nonperforming Assets
                                                    September 30,              Dec. 31,
(dollars in thousands)                           2004          2003              2003
Nonaccrual loans                           $     2,594   $    2,775          $    3,119
Accruing loans past due 90 days or more              -            7                   -
Restructured loans not on nonaccrual               592          490                 216

Total nonperforming loans                        3,186        3,272               3,335
Foreclosed assets                                   52          183                  84

Total nonperforming assets                 $     3,238   $    3,455          $    3,419

Nonperforming loans as a % of gross
   loans receivable                               0.94%        1.09%               1.08%

Total nonperforming assets as a % of total
   assets                                         0.73%        0.87%               0.84%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail core and time deposits less than $100 as a percentage of total funding sources were 57.8% at
September 30, 2004, 56.7%% at June 30, 2004, and  60.9% at December 31, 2003.
Federal Home Loan Bank advances and broker and national certificates of deposit represent a significant portion of PSB's total funding ability, which has increased steadily during the past two years from 23.0% of total funding sources at December 31, 2002, to 25.6% at December 31, 2003, to 28.4% at June 30, 2004 and 27.2% at September 30, 2004.
                                       14

Table 4: Period-end Deposit Composition
                                                               September 30,
                                                       2004                   2003
(dollars in thousands)                           $            %              $          %
Non-interest bearing demand             $      52,076       14.8%     $      46,700   15.1%
Interest-bearing demand and savings            55,024       15.6%            45,257   14.6%
Money market deposits                          65,816       18.7%            70,747   22.8%
Retail time deposits less than $100            63,823       18.0%            59,180   19.0%

Total core deposits                           236,739       67.1%           221,884   71.5%
Retail time deposits $100 and over             54,584       15.5%            39,968   12.9%
Broker and national time deposits
   less than $100                               4,889        1.4%            11,011    3.6%
Broker and national time deposits
   $100 and over                               56,296       16.0%            37,242   12.0%

Totals                                  $     352,508      100.0%     $     310,105  100.0%

The interest rate paid on money market deposits is adjustable based on PSB's discretion but generally tracks the movements of average bank money market funds. Deposits due to investors as part of PSB's secondary market loan servicing activities included in total non-interest bearing demand deposits were approximately $1,859 at September 30, 2004, compared to $3,071 at June 30, 2004 and $2,344 at December 31, 2003. Excluding these accounts, non-interest bearing demand deposits grew $1,998, or 4.1% during the nine months ended September 30, 2004.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of Table 4 above, these certificates are included in retail time deposits $100 and over and totaled $8,026 at September 30, 2004 and $300 at September 30, 2003. Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB's quarterly regulatory call reports.
                                       15

Table 5: Summary of Changes by Significant Deposit Source

                                                September 30,       % Change from prior year
(dollars in thousands)                       2004         2003         2004       2003
Total time deposits $100 and over       $   110,880   $   77,210       43.6%      19.3%
Total broker and national time deposits      61,185       48,253       26.8%      19.9%
Total retail time deposits                  118,407       99,148       19.4%       1.1%
Core deposits, including money market
   deposits                                 236,739      221,884        6.7%       8.3%

The increase in deposits of $36,094 (including broker and national time deposits) has been inadequate to fund asset growth during the nine months ending September 30, 2004. The primary alternative funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, and brokered time deposits. Due to loan growth in excess of core deposit growth, to fund larger commercial loan originations or acquire other large blocks of funding, PSB actively purchases broker and other national time deposits. PSB manages such deposits to control the potential volatility of such funds while lowering overall deposit borrowing costs. Consequently, broker and national deposits increased substantially over the prior year, while local retail deposits have shown modest growth in comparison. PSB policy is to limit broker and national time deposits to 20% of total assets. As of September 30, 2004, broker and national time deposits were 13.8% of total assets compared to 15.2% at June 30, 2004, and 11.9% at December 31, 2003.

Net additional FHLB advances of $3,000 were also obtained. The net increase in advances of $3,000 occurred during the three months ended September 30, 2004. Unused credit advances from the Federal Home Loan Bank of Chicago available to PSB at September 30, 2004 totaled approximately $35,400 based on an open line of credit and securities available for pledging for advances. Available but unused credit advances from the FHLB were approximately $37,700 at June 30, 2004 and $33,600 million at December 31, 2003. In addition, PSB had unused commitments from other correspondent banks for overnight federal funds purchased up to $22,500 million as of September 30, 2004. PSB believes its current liquidity position and sources of funds for liquidity management is adequate.

Table 6 below presents maturity repricing information as of September 30, 2004. The following repricing methodologies should be noted:

1. Money market deposit accounts are considered fully repriced within 90 days. NOW and savings accounts are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are generally considered to reprice beyond five years.

2. Nonaccrual loans are considered to reprice beyond five years.
                                       16
3. Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

4. Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12 month time horizon.

Table 6: Interest Rate Sensitivity Gap Analysis

                                                      September 30, 2004
(dollars in thousands)    0-90 Days   91-180 Days  181-365 Days   1-2 Yrs.   Bynd 2-5 Yrs.  Beyond 5 Yrs.  Total
Earning assets:
   Loans                  $ 127,342  $   21,932    $   40,318    $  56,739  $   73,107    $   17,931   $337,369
   Securities                 5,602       4,049         9,944       16,286      24,298        14,302     74,481
   FHLB stock                 2,834                                                                       2,834
   Other earning assets       7,621                                                                       7,621

Total                     $ 143,399  $   25,981    $   50,262    $  73,025  $   97,405    $   32,233   $422,305
Cumulative rate
  sensitive assets        $ 143,399  $  169,380    $  219,642    $ 292,667  $  390,072    $  422,305
Interest-bearing
liabilities
  Interest-bearing        $ 111,323   $  25,451    $  52,856     $  25,729  $   40,427    $   44,646   $300,432
 deposits
   FHLB advances              5,000      13,000        6,000                    26,000                   50,000
   Other borrowings           2,327       1,011          344         1,400       1,725                    6,807

Total                     $ 118,650   $  39,462    $  59,200     $  27,129  $   68,152    $   44,646  $ 357,239
Cumulative interest
  sensitive liabilities   $ 118,650   $ 158,112    $ 217,312     $ 244,441  $  312,593    $  357,239

Interest sensitivity gap
for the individual period $  24,749   $ (13,481)   $  (8,938)    $  45,896  $   29,253    $  (12,413)

Ratio of rate sensitive
 assets to rate sensitive
 liabilities for the
 individual period            120.9%       65.8%        84.9%        269.2%      142.9%         72.2%

Cumulative interest
  sensitivity gap         $  24,749   $  11,268    $   2,330     $  48,226  $   77,479    $   65,066

Cumulative ratio of
 rate sensitive assets
 to rate sensitive
 liabilities                  120.9%      107.1%       101.1%        119.7%      124.8%        118.2%

At September 30, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 101% to 92% (if up 200 basis points) and 104% (if down 100 basis points), respectively. At June 30, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities
                                       17
would have changed from approximately 92% to 89% (if up 200 basis points) and 96% (if down 100 basis points), respectively. At December 31, 2003, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365 day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 110% to 102% (if up 200 basis points) and 112% (if down 100 basis points), respectively.

During the nine months ended September 30, 2004, PSB has increased the amount of fixed rate commercial and real estate loans held (with original fixed terms generally from 3 to 7 years) which have been funded in part by short-term wholesale borrowings and brokered time deposits of equivalent or shorter terms. In addition, as of September 30, 2004, $19,000 of FHLB advances with original long-term maturities and a weighted average rate of 6.16% will mature within 365 days, which has lowered the cumulative gap ratio to be less asset sensitive than it was nine months ago. However, these FHLB advances are expected to be refinanced upon maturity at significantly lower rates while also extending maturities in excess of one year. This will have the impact of increasing the cumulative gap ratio while decreasing funding costs. During the quarter ended September 30, 2004, the cumulative gap ratio increased from 92% to 101% (more asset sensitive), in part due to acquiring a new $3,000 five year fixed rate FHLB advance and conversion of a $5,000 monthly maturity
FHLB advance to a five year fixed rate maturity.

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by PSB's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. PSB also uses various policy measures to assess the adequacy of PSB's liquidity and interest rate risk as described below.

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at September 30, 2004, June 30, 2004, and December 31, 2003, was 6.6%, 7.0%, and 8.0%, respectively and above the 5% minimum required by policy. The decline in the basic surplus is primarily a result of fewer securities available for potential pledging (such securities have been pledged for new municipal deposits).

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points.
                                       18
At September 30, 2004, June 30, 2004, and December 31, 2003, net interest income for the next 12 months was projected to increase .83%, decrease ..46%, and increase 3.17%, respectively, if rates increase 200 basis points. At September 30, 2004, June 30, 2004, and December 31, 2003, net interest income for the next 12 months was projected to decrease 2.46%, decrease .70%, and decrease 2.50%, respectively, if rates decrease 100 basis points. These changes are within policy requirements and considered acceptable by management.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At September 30, 2004, June 30, 2004, and December 31, 2003, PSB's core funding utilization ratio was projected to be 52.62%, 54.11% and 46.53%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2004 increased $1,174 to $33,315 or 3.7% from $32,141 at December 31, 2003. Net income retained during the nine months ended September 30, 2004, net of cash dividends of $518 and shareholder stock buybacks of $628 was $1,337. Capital decreased $182 since December 31, 2003 from a decline in the unrealized gain on securities available for sale (net of tax effects). All other net increases in capital totaled $19. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $662 at September 30, 2004 compared to unrealized gains of $844 at December 31, 2003.

The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2004 and December 31, 2003, PSB's subsidiary bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized". Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Average tangible capital to average assets was 7.46% during the September 2004 quarter, 7.61% during the June 2004 quarter, and 7.85% during the December 31, 2003 quarter. Regulatory capital has decreased during 2004 as asset growth has exceeded Tier 1 capital growth from retained net income. Management believes PSB to be well capitalized at September 30, 2004 and expects to remain well capitalized during 2004 based on planned asset growth and shareholder dividend payments.
                                       19
PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year and 9,300 shares at $34.90 per share were purchased under this program during the third quarter of 2004 which completed the annual buyback program for 2004. During the nine months ended September 30, 2004, PSB repurchased a total of 18,001 shares (17,300 shares for the buyback program, and 701 shares to fund an employee stock option exercise) at an average price of $34.91 per share. For the remainder of 2004, management anticipates retaining capital to support asset growth while continuing a cash dividend to shareholders.

During the September 2004 quarter, 701 shares of common stock were repurchased and re-issued to an employee exercising stock options previously held. The option share price was $15.83 per share. The shares repurchased to fund this option exercise were $34.00 per share.

Table 7:  Capital Ratios - Consolidated Holding Company

                                                                September 30,             Dec 31,
(dollars in thousands)                                        2004         2003            2003
Stockholders' equity                                      $  33,315   $  31,400         $  32,141
Disallowed mortgage servicing right assets                      (81)        (75)              (81)
Unrealized gain on securities available for sale               (662)       (891)             (844)
Tier 1 regulatory capital                                    32,572      30,434            31,216
Add: allowance for loan losses                                4,107       3,692             3,536
Total regulatory capital                                  $  36,679   $  34,126         $  34,752
Total assets                                              $ 444,603   $ 397,018         $ 408,933
Disallowed mortgage servicing right assets                      (81)        (75)              (81)
Unrealized gain on securities available for sale               (662)       (891)             (844)

Tangible assets                                           $ 443,860   $ 396,052         $ 408,008
Risk-weighted assets (as defined by current regulations)  $ 347,014   $ 310,999         $ 318,005

Tier 1 capital to average tangible assets (leverage ratio)     7.42%       7.84%             7.83%
Tier 1 capital to adjusted risk-weighted assets                9.39%       9.79%             9.82%
Total capital to adjusted risk-weighted assets                10.57%      10.97%            10.93%

A special 5% stock dividend was paid to shareholders on January 29, 2004. All references in the accompanying financial statements and statistical analysis to the number of common shares and per share amounts for 2003 have been restated to reflect the stock dividend.
                                       20
RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2004 was $747, or $.43 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2003, was $1,235, or $.71 per share for basic and diluted earnings per share. Operating results for the third quarter 2004 generated an annualized return on average assets of .67% and an annualized return on average equity of 8.98%, compared to 1.26% and 15.76% for the comparable period in 2003. However, results from operations were significantly impacted (for income) by mortgage banking income from customer refinancings in September 2003 and (for expense) settlement of a Wisconsin franchise tax audit during September 2004.

Due to historically low long-term mortgage interest rates during 2003, mortgage banking income was unusually high from large numbers of customers refinancing existing mortgages. The mortgage refinancing boom increased 2003 net income by $284 (after tax impacts), or $.16 per share compared to 2004 mortgage banking activity. In addition, PSB settled an income tax audit with the Wisconsin Department of Revenue during 2004 which reduced earnings by $150 (after tax benefits), or $.09 per share. Excluding the impact of prior year mortgage refinancing income over 2004 and the tax settlement, PSB earned $897, or $.52 per share in the third quarter 2004 compared to $951, or $.55 per share in the third quarter 2003.

For the nine months ended September 30, 2004 and 2003, net income was $2,483 and $3,516, respectively. Similar to the discussion of one-time charges to income discussed above, 2003 benefited from an ongoing mortgage banking income boom while 2004 has incurred one-time charges for settlement of the Wisconsin tax audit, and abandonment of the previous home office following construction of the new primary banking facility. The decrease in mortgage banking in 2004 compared to 2003 has been $511 (after tax impacts). The tax settlement cost of $150 described previously and loss on abandonment of home office cost of $199 (after tax benefits) totaled $349. If net income was adjusted to account for these factors, net income for the nine months ended September 30, 2004, and 2003 would have been $2,832 and $3,005, respectively.

The following Table 8 presents PSB's consolidated quarterly summary financial data.

Table 8: Financial Summary

(dollars in thousands, except per share data)                                Quarter ended
                                              Sept. 30,     June 30,      March 31,       Dec. 31      Sept. 30,
EARNINGS AND DIVIDENDS:                          2004         2004           2004           2003          2003
      Net interest income                  $    3,521     $    3,517     $    3,474    $    3,375    $    3,306
      Provision for loan losses            $      195     $      240     $      240    $      130    $      240
      Other noninterest income             $      764     $      855     $      740    $    1,120    $    1,143
      Other noninterest expense            $    2,833     $    2,914     $    2,602    $    2,479    $    2,335
      Net income                           $      897     $      981     $      954    $    1,290    $    1,235

      Basic earnings per share (3)         $     0.43     $     0.45     $     0.55    $     0.74    $     0.71
      Diluted earnings per share (3)       $     0.43     $     0.45     $     0.55    $     0.74    $     0.71
      Dividends declared per share (3)     $        -     $    0.300     $        -    $    0.286    $        -
      Net book value per share             $    19.41     $    18.68     $    19.33    $    18.54    $    18.11

      Semi-annual dividend payout ratio           n/a          29.84%           n/a         19.88%          n/a
      Average common shares outstanding     1,720,436      1,729,322      1,733,531     1,733,398     1,733,828

BALANCE SHEET - AVERAGE BALANCES:
      Loans receivable, net of allowances  $  331,167     $  320,471     $  307,109    $  302,491    $  288,448
      for loss
      Assets                               $  439,177     $  426,826     $  407,577    $  399,351    $  389,267
      Deposits                             $  347,015     $  330,337     $  312,455    $  312,376    $  307,752
      Stockholders' equity                 $   33,010     $   32,942     $   32,878    $   32,095    $   31,085

PERFORMANCE RATIOS:
      Return on average assets (1)               0.67%          0.73%          0.94%        1.28%          1.26%
      Return on average stockholders'            8.98%          9.52%         11.64%       15.95%         15.76%
      equity (1)
      Average tangible stockholders'
      equity to average assets                   7.46%          7.61%          7.83%        7.85%          7.70%
      Net loan charge-offs to average loans      0.00%          0.01%          0.02%        0.09%          0.02%
      Nonperforming loans to gross loans         0.94%          0.98%          1.17%        1.08%          1.09%
      Allowance for loan losses to gross         1.22%          1.19%          1.16%        1.15%          1.23%
      loans
      Net interest rate margin (1)(2)            3.51%          3.64%          3.73%        3.65%          3.67%
      Net interest rate spread (1)(2)            3.17%          3.30%          3.38%        3.24%          3.21%
      Service fee revenue as a percent of
        average demand deposits (1)              2.52%          2.63%          2.60%        2.70%          2.48%
      Noninterest income as a percent
        of gross revenue                        11.93%         13.54%         12.24%       17.56%         17.90%
      Efficiency ratio (2)                      63.95%         64.54%         59.73%       53.47%         50.94%
      Noninterest expenses to average assets     2.56%          2.74%          2.56%        2.46%          2.38%
      (1)

STOCK PRICE INFORMATION:
      High                                 $    35.25     $    35.60     $    35.60    $   36.19     $    32.61
      Low                                  $    33.00     $    34.50     $    33.50    $   31.43     $    31.43
      Market value at quarter-end          $    33.00     $    34.50     $    35.00    $   33.62     $    31.90

(1) Annualized
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $225 (6.5%) from $3,441 for the quarter ended September 30, 2003 to $3,666 for the current quarter ended September 30, 2004. For the nine months ended September 30, 2004, tax adjusted net interest income increased $746 (7.3%) to $10,943 compared to $10,197 for September 2003. Quarterly tax-adjusted net interest margin as a percent of average interest earning assets decreased from 3.67% in September 2003 to 3.51% in September 2004. Net interest margin for the nine months ended September 30, 2004 and 2003 was 3.63% and 3.79%, respectively.

During the past several quarters, PSB experienced a trend of compressed interest rate margins as maturing and prepaid loans and securities were repriced at significantly lower rates while deposit rates remained near their floor. Earning asset yields have decreased 19 basis points from 5.73% for the September 2003 quarter to 5.54% for the September 2004 quarter. However, the cost of liabilities declined only 15 basis points from 2.52% for the September 2003 quarter to 2.37% for the September 2004 quarter. Net interest margin during the September 2004 quarter declined as increases to the prime rate on adjustable rate commercial loans has not outweighed increases in time deposit rates paid to both local and wholesale depositors. The majority of time deposits originated by PSB are from 12 to 24 months and have increased as short-term rates have increased since June 2004. Approximately $73 million of commercial purpose loans, or 22% of gross loans, are tied to prime, short-term LIBOR or other adjustable rates. Despite the decline in net interest rate margin, total net interest income has increased due to earning asset growth. PSB expects prime rates to increase in coming periods as the Federal Open Markets Committee (FOMC) increases the discount rate. In light of PSB's low interest rate risk sensitivity as discussed previously, net interest margin is expected to remain at levels similar to that seen during the past several quarters.

Despite an increase in short-term rates of .75% since June 2004 through September 2004, the PSB has not yet increased core savings, NOW, and discretionary money market rates. The rates continue to be .50%, .30%, and ..85%, respectively. These rates continue to be competitive in PSB's market area. However, if further discount rate increases are made by the FOMC, these core rates will likely experience pressure to increase. These products which carry the standard earnings rate represent approximately $88 million in deposits currently at a weighted average rate of .65%. Changes in net interest margin in future quarters will be significantly impacted by the ability to control core deposit rate increases while originating higher yielding loans in light of past discount rate increases since June 2004 and anticipated future discount rate increases.

Table 9A: Net Interest Income Analysis (Quarter)

(dollars in thousands)                   Quarter ended September 30, 2004       Quarter ended September 30, 2003
                                         Average                    Yield/       Average                  Yield/
                                         Balance       Interest      Rate        Balance      Interest     Rate
Assets
Interest-earning assets:
   Loans (1)(2)                        $ 335,157      $   4,900      5.80%      $ 292,023    $   4,609    6.26%
   Taxable securities                     47,388            454      3.80%         48,500          359    2.94%
   Tax-exempt securities (2)              24,575            374      6.04%         22,744          352    6.14%
   FHLB stock                              2,821             42      5.91%          2,391           38    6.31%
   Other                                   3,972             13      1.30%          6,457           18    1.11%

   Total (2)                             413,913          5,783      5.54%        372,115        5,376    5.73%

Non-interest-earning assets:
   Cash and due from banks                14,645                                  11,439
   Premises and equipment,
      net                                 11,230                                   6,302
   Other assets                            3,379                                   2,986
   Allowance for loan
      losses                              (3,990)                                 (3,575)

   Total                               $ 439,177                               $ 389,267

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                         $  51,053      $      86      0.67%     $  42,589     $      63    0.59%
   Money market deposits                  66,946            152      0.90%        69,230           161    0.92%
   Time deposits                         178,575          1,305      2.90%       144,298         1,144    3.15%
   FHLB borrowings                        47,413            515      4.31%        38,707           506    5.19%
   Other borrowings                       10,105             59      2.32%         9,684            61    2.50%

   Total                                 354,092          2,117      2.37%       304,508         1,935    2.52%

Non-interest-bearing liabilities:
   Demand deposits                        50,441                                  51,635
   Other liabilities                       1,634                                   2,039
   Stockholders' equity                   33,010                                  31,085

   Total                               $ 439,177                               $ 389,267

Net interest income                        3,666                                   3,441
Rate spread                                                          3.17%                                3.21%
Net yield on interest-earning assets                                 3.51%                                3.67%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 9B: Net Interest Income Analysis (Nine Months)

(dollars in thousands)               Nine months ended Sept. 30, 2004           Nine months ended Sept. 30, 2003
                                    Average                    Yield/         Average                     Yield/
                                    Balance       Interest      Rate          Balance          Interest    Rate
Assets
Interest-earning assets:
   Loans (1)(2)                  $   323,418     $    14,202     5.85%     $   273,854      $    13,509    6.60%
   Taxable securities                 47,619           1,368     3.83%          53,871            1,475    3.66%
   Tax-exempt securities (2)          24,603           1,114     6.03%          22,003            1,024    6.22%
   FHLB stock                          2,658             118     5.91%           2,345              111    6.33%
   Other                               3,706              29     1.04%           7,424               64    1.15%
   Total (2)                         402,004          16,831     5.58%         359,497           16,183    6.02%

Non-interest-earning assets:
   Cash and due from banks            13,325                                    10,200
   Premises and equipment,
      net                              9,926                                     6,229
   Other assets                        3,118                                     3,125
   Allowance for loan
      losses                          (3,794)                                   (3,396)

   Total                         $   424,579                                $  375,655

Liabilities and stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                   $    52,014     $       259     0.66%      $   39,255       $      182    0.62%
   Money market deposits              65,880             450     0.91%          68,449              520    1.02%
   Time deposits                     163,842           3,485     2.83%         142,783            3,610    3.38%
   FHLB borrowings                    47,011           1,485     4.21%          38,238            1,520    5.31%
   Other borrowings                   12,783             209     2.18%           7,823              154    2.63%

   Total                             341,530           5,888     2.30%         296,548            5,986    2.70%

Non-interest-bearing liabilities:
   Demand deposits                    48,150                                    46,307
   Other liabilities                   1,796                                     2,265
   Stockholders' equity               33,103                                    30,535

   Total                         $   424,579                                $  375,655

Net interest income                                   10,943                                     10,197
Rate spread                                                      3.28%                                     3.32%
Net yield on interest-earning assets                             3.63%                                     3.79%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Expense and Expense Volume and Rate Analysis
Nine months ended September 30, 2004

                                                            2004 compared to 2003
                                                        increase (decrease) due to (1)
(dollars in thousands)                            Volume             Rate          Net
Interest earned on:
         Loans (2)                            $    2,456        $   (1,763)   $     693
         Taxable securities                         (172)               65         (107)
         Tax-exempt securities (2)                   121               (31)          90
         FHLB stock                                   15                (8)           7
         Other interest income                       (32)               (3)         (35)

Total                                              2,388            (1,740)         648

Interest paid on:
         Savings and demand deposits                  59                18           77
         Money market deposits                       (20)              (50)         (70)
         Time deposits                               534              (659)        (125)
         FHLB borrowings                             350              (385)         (35)
         Other borrowings                             98               (43)          55

Total                                              1,021             (1,119)        (98)

Net interest earnings                         $    1,367        $      (621)  $     746

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $195 for the three months ended September 30, 2004, and $240 for the three months ended September 30, 2003. Net charge-offs as a percentage of average loans outstanding were .00% and .02% during the three months ended September 30, 2004 and 2003, respectively. During the past several quarters, PSB has seen an improvement in the credit quality of existing loans and has decreased the amount of provision made to the allowance to reflect this improvement.
                                       26
Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Noninterest income decreased $379 in the September 2004 quarter to $764 compared to $1,143 in 2003. However, $468 of the decline was in mortgage banking as substantial mortgage refinancing activity in 2003 did not recur in 2004 due to higher national mortgage rates. PSB serviced $157,800 of mortgage principal for other investors at September 30, 2004 compared to $148,700 at September 30, 2003. Separate from mortgage banking, noninterest income increased $89 during the quarter, in part from additional retail investment sales and insurance product commissions of $49 up 42% from the 2003 quarter.

For the nine months ended September 30, noninterest income has declined $632 in 2004 compared to 2003. During this period, mortgage banking declined $844, which was offset partially by an increase in the gain on sale of securities of $130. Separate from these items, noninterest income increased $82, most of which is represented by an increase in investment and insurance sales commissions of $42.

Peoples Insurance Services LLC, a commercial property and casualty insurance agency and brokerage started by PSB during September 2003, continues to build relationships in the Wausau area. The agency's net loss during the quarter and nine months ended September 2004 was $44 and $119, respectively (including inter-company cost allocations). Initial net losses have been in excess of original projections due to significantly lower than expected revenue growth. The reduction in consolidated PSB net income for the nine months ended September 30, 2004 from Peoples Insurance Services direct costs, net of tax benefits (excluding inter-company cost allocations) was approximately $94.

Table 11: Mortgage Servicing Rights Activity
Nine months ended September 30, 2004

                                           Originated Valuation
                                               MSR    Allowance  Total
January 1, 2004                            $    904   $   (90)  $  814

Originated servicing                            263                263
Amortization charged to earnings               (238)              (238)
Valuation adjustment charged to earnings        (32)      (32)

September 30, 2004                         $    929   $  (122)  $  807

                                       27
As a FHLB Mortgage Partnership Finance loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. At September 30, 2004, the maximum obligation on the entire servicing portfolio for such guarantees was approximately $649 (.41% of the serviced principal) up from $493 (.33% of the serviced principal) at September 30, 2003, and $554 (.36% of the serviced principal) at December 31, 2003. Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.

NONINTEREST EXPENSE

Noninterest operating expenses increased $498 to $2,833 in the quarter ended September 2004 compared to $2,335 during the quarter ended September 2003. Of that total, salaries and benefits increased $210, or 13.9% over 2003 from a 9% increase in employees since September 2003. In addition, occupancy and facilities costs increased $159, or 55.6% over 2003 but included one-time charges for moving into the new home office of $23 and settlement of a sales tax audit related largely to premises and equipment investment and maintenance of $52. Excluding these charges, occupancy and facilities costs increased $84, or 29.4% during the quarter, primarily from additional depreciation expense.

Operating expense as a percent of average assets was 2.56% during the quarter ended September 2004 compared to 2.38% for the similar quarter during 2003. In addition, the September 2004 efficiency ratio was 63.95% compared to 50.94% during the same quarter in 2003. However, excluding the one-time charges outlined in the previous paragraph, operating expenses as a percent of average assets would have been 2.49% and the efficiency ratio would have been 62.26% during the September 2004 quarter.

For the nine months ended September 30, 2004, operating expenses increased $1,477, or 21.5% due primarily to increased salaries and benefits of $470, or 10.8%. As mentioned previously, the number of employees has increased approximately 9% since September 30, 2003 while base salary increases for 2004 were modest at 2.9% of base pay. Abandonment of the prior home office during the June 2004 quarter increased expenses by $329, as that property was razed as part of the new home office and financial center project. Separately from that non-recurring charge, other occupancy expenses increased $248 over 2003 due to additional depreciation and the one-time September 2004 quarter charges discussed previously totaling $75. Other noninterest expenses included $127 of collection fees written off during January 2004 in response to regulatory requirements to account for collection fees as expense until collected, despite PSB's expectation that these fees will be collected from the borrower in the future as part of the loan agreement or from SBA loan guarantee reimbursements.
                                       28
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

                                                                              Maximum number
                                                         Total number        (or approximate
                                                          of shares (or      dollar value) of
                       Total number                     units) purchased   shares (or units)
                         of shares    Average price   as part of publicly      that may yet be
                        (or units)   paid per share    announced plans      purchased under the
                         purchased     (or unit)         or programs         plans or programs
Period                      (a)           (b)                (c)                    (d)
July 2004                      0              0                0                 9,300
August 2004                9,481(1)      $34.90            9,300                     0
September 2004               701(2)       34.00                0                     0

Total                     10,182         $34.84            9,300                     0

(1)Includes purchases of 181 shares at an average price of $34.84 by affiliates in transactions unrelated to PSB's corporate buy back program.
(2)Represents purchases made in connection with the issuance of a like number of shares pursuant to the exercise of a stock option.

ITEM 6.  EXHIBITS

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


                                    PSB HOLDINGS, INC.



November 15, 2004                   SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       31


                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))



The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002