Form 10-K/A
period 2003-12-31
PSB HOLDINGS INC /WI/
filed 2005-02-28
CIK 948368

FORM 10-K/A

                                AMENDMENT NO. 1

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

            For the transition period from ........... to ...........

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

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 12, 2004 (to the extent specified herein): Part III

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PSB hereby amends Item 15(a)(3) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Original Form 10-K") to include
Exhibit 23.1 which was inadvertently omitted from the Original Form 10-K. The exhibits listed in this Item 15 are filed as part of this Form 10-K/A or are incorporated by reference herein as indicated.

No revisions have been made to PSB's financial statements for the fiscal year ended December 31, 2003 or to any disclosures contained in the Original Form 10-K, including disclosures under Item 9A. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

(a)   Documents filed as part of this report.

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

      3.2 Bylaws (incorporated by reference to Exhibit 3.2 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      4.1   Articles of Incorporation and Bylaws (see Exhibits 3.1 and 3.2)

      10.1 Bonus Plan of Directors of the Bank (incorporated by reference to Exhibit 10.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

      10.2 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10.2 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

      10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PSB's Quarterly Report on Form 10-Q for the period ended June 30, 2000)*

      10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to PSB's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*
                                       -1-
      10.5 Employment and Change of Control Agreement with David K. Kopperud (incorporated by reference to Exhibit 10.5 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

      10.6 Employment and Change of Control Agreement with David A. Svacina (incorporated by reference to Exhibit 10.6 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

      10.7 Employment and Change of Control Agreement with Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

      10.8  Directors Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.1 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

      10.9 Employment and Change of Control Agreement with Todd R. Toppen (incorporated by reference to Exhibit 10.9 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

      21.1 Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      23.1  Consent of Wipfli LLP

      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

      32.1 Certifications under Section 906 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

      *Denotes Executive Compensation Plans and Arrangements.
                                       -2-

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized.

      PSB Holdings, Inc.

      By     DAVID K. KOPPERUD                         February 28, 2005
             David K. Kopperud, President
             and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Form 10-K/A, Amendment No. 1, has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February, 2005.

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

GORDON P. CONNOR                           PATRICK L. CROOKS
Gordon P. Connor                           Patrick L. Crooks

WILLIAM J. FISH                            CHARLES A. GHIDORZI
William J. Fish                            Charles A. Ghidorzi

GORDON P. GULLICKSON                       JOHN H. SONNENTAG
Gordon P. Gullickson                       John H. Sonnentag

THOMAS R. POLZER                           THOMAS A. RIISER
Thomas R. Polzer                           Thomas A. Riiser

WILLIAM M. REIF
William M. Reif
                                       -3-


                                 EXHIBIT INDEX
                                      TO
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                      OF
                              PSB HOLDINGS, INC.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))

      The following exhibits are filed as part of this Form 10-K/A:

      23.1  Consent of Wipfli LLP
                                       -4-