Form 10-K
period 2004-12-31
PSB HOLDINGS INC /WI/
filed 2005-03-11
CIK 948368

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2004

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from ______________ to ______________

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

                          Yes   ___       No     X

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2004, was approximately $55,700,000. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 22, 2005, 1,722,771 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 11, 2005 (to the extent specified herein): Part III

                                   FORM 10-K

                              PSB HOLDINGS, INC.

                               TABLE OF CONTENTS


PART I

                                         ITEM

       1.    Business.........................................................1
       2.    Properties.......................................................6
       3.    Legal proceedings................................................6
       4.    Submission of matters to a vote of security holders..............6


PART II

       5.    Market for registrant's common equity and related stockholder matters..........................................................7
       6.    Selected financial data..........................................8
       7.    Management's discussion and analysis of financial condition and results of operations...........................................10
       7A.   Quantitative and qualitative disclosures about market risk......46
       8.    Financial statements and supplementary data.....................47
       9.    Changes in and disagreements with accountants on accounting and
             financial disclosure                                            82
       9A.   Controls and Procedures.........................................82
       9B.   Other Information...............................................82


PART III

       10.   Directors and executive officers of the registrant..............83
       11.   Executive compensation..........................................84
       12.   Security ownership of certain beneficial owners and management and related stockholder matters.................................84
       13.   Certain relationships and related transactions..................85
       14.   Principal Auditor Fees and Services.............................85


PART IV

       15.   Exhibits, financial statement schedules, and reports on
             Form 8-K........................................................86
                                       i

                                    PART I

ITEM 1.  BUSINESS.

BUSINESS OPERATIONS AND PRODUCTS

PSB Holdings, Inc., a Wisconsin corporation formed in 1995, is a one-bank holding company regulated by the Board of Governors of the Federal Reserve

System (the "Federal Reserve") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). PSB Holdings, Inc.'s sole business is the ownership and management of Peoples State Bank, a Wisconsin state chartered bank headquartered in Wausau, Wisconsin. Since 1962, Peoples State Bank has operated as a community bank and currently serves customers in the central and northern Wisconsin counties of Marathon, Oneida, and Vilas through a branch network of 8 retail locations. This Annual Report on Form 10-K describes the business of PSB Holdings, Inc. and Peoples State Bank as in effect on December 31, 2004, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

PSB's branch offices are located in the communities of Wausau, Rib Mountain, Weston, Marathon, Rhinelander, Minocqua, and Eagle River, Wisconsin. PSB is engaged in general commercial and retail banking and serves individuals, businesses, and governmental units. PSB offers most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing and commercial mortgage lending. In addition, PSB provides a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit card, and other personal loans, as well as mortgage loans. PSB offers both commercial and personal customers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis. Commercial customers may use available cash management and lockbox services in addition to merchant banking products. New services are frequently added to PSB's commercial and retail banking departments.

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

As a community bank, the majority of PSB's operating revenues continue to come from interest earned on loans receivable and its investment securities portfolio. PSB does not have a dependence on any major customers and collects revenue or obtains funding from approximately 12,700 households and businesses. The table below shows a breakdown of principal sources of operating revenue (including those which make up greater than 15% of total revenue).
                                       1

(dollars in thousands)
                              Interest on loans          Interest on securities
Years ended December 31,     Amount    % of revenue       Amount    % of revenue
       2004                $19,207         75.8%          $2,780        11.0%
       2003                 17,964         71.4%           2,859        11.4%
       2002                 18,022         72.0%           3,622        14.5%

As of February 21, 2005, PSB operated with 131 full-time equivalent (FTE) employees, including 34 employed on a part time basis. None of the employees is covered by a collective bargaining agreement. Approximately 111 of the FTE employees serve as sales, customer contact, or customer activity support personnel, while 20 of the employees serve primarily for administrative and internal purposes.

During the past several years, PSB has pursued a market expansion plan that includes de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects. Full-service bank branches were opened in Eagle River, Rhinelander, and Minocqua, Wisconsin in 2001, 2002, and 2004 respectively. In addition, PSB opened a new stand-alone branch in Weston, Wisconsin during March 2005. Management believes opening in adjacent markets capitalizes on existing management resources and customer relationships and leverages existing shareholder capital for the benefit of long-term shareholders. However, PSB intends to pursue opportunities to acquire additional bank subsidiaries or banking offices out of its current market area so that, at any time, it may be engaged in some tentative or preliminary discussions for such purposes with officers, directors or principal shareholders of other holding companies or banks. However, there are no plans, understandings, or arrangements, written or oral, regarding other acquisitions at this time.

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

Based on publicly available deposit market share information as of June 30, 2004, the following is a list of the three largest FDIC insured banking competitors in each of PSB's primary markets and a comparison of PSB's deposit market share to these primary competitors.

                                                   Deposit $'s    Market
                                                     ($000s)       Share
MARATHON COUNTY, WISCONSIN
M&I Bank                                          $428,970         21.0%
PEOPLES STATE BANK                                 298,258         14.6%
Abbotsford State Bank                              153,661          7.5%
All other FDIC insured institutions              1,160,154         56.8%

ONEIDA COUNTY, WISCONSIN
M&I Bank                                          $169,394         27.5%
Associated Bank                                    127,160         20.6%
F&M Bank - Wisconsin                                80,565         13.1%
PEOPLES STATE BANK                                  30,624          5.0%
All other FDIC insured institutions                208,572         33.9%

VILAS COUNTY, WISCONSIN
First National Bank of Eagle River                $120,498         33.5%
M&I Bank                                            94,836         26.3%
Headwaters State Bank                               47,699         13.2%
PEOPLES STATE BANK                                  12,333          3.4%
All other FDIC insured institutions                 84,654         23.5%

Recent changes in banking laws have had a significant effect on the competitive environment in which PSB operates and are likely to continue to increase competition for PSB. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities. PSB believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance, and securities services will both increase the overall level of competition and attract competitors with which PSB may not now compete for its customers.

In addition to competition, the business of PSB is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve (see "Regulation and Supervision - Monetary Policy"). This competition may cause PSB to seek out opportunities to provide additional financial services.

EXECUTIVE OFFICERS

David K. Kopperud, 59 - President of PSB and Peoples State Bank since July, 1999; previously Executive Vice-President of the Peoples State Bank (1994-
1999).

David A. Svacina, 58 - Secretary and Vice President of PSB since December 2003; Vice President of PSB since March 2002; Executive Vice President of Peoples State Bank since April 2003; Vice President of Peoples State Bank (1995-2003).
                                       3
Scott M. Cattanach, 36 - Treasurer of PSB since March 2002; Senior Vice President and Chief Financial Officer of Peoples State Bank since April 2003; Chief Financial Officer of Peoples State Bank (2002-2003); Prior to March 2002, certified public accountant at regional public accounting firm.

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

The Federal Reserve expects a bank holding company to be a source of strength for its subsidiary banks. As such, PSB Holdings, Inc. may be required to take certain actions or commit certain resources to Peoples State Bank when it might otherwise choose not to do so. Under federal and state banking laws, PSB is subject to regulations which govern its capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates and other aspects of its operations. Bank regulators having jurisdiction over PSB generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have broad authority to take corrective action if Peoples State Bank fails to maintain required minimum capital. Information concerning compliance with applicable capital requirements is set forth in Item 8, in Note 16 of the Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that have often had a direct or indirect effect on PSB's operations and its competitive environment. Such laws and regulations are often, if not continuously, subject to review and possible revision. Among recent changes in the regulatory environment in which PSB operates are the Gramm-Leach-Bliley Act of 1999, which eliminated many of the barriers to affiliation among banks, insurance companies and other securities or financial services companies, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") which requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes, and the recent "Check 21" legislation which involves the replacement of paper check records with digital copies in order to speed processing. Depending on the scope and timing of future regulatory changes, it is likely they will affect the competitive environment in which PSB operates or increase costs of regulatory compliance and, accordingly, may have a material adverse effect on PSB's consolidated financial condition, liquidity or results of operations.
                                       4
MONETARY POLICY

The earnings and growth of PSB are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Federal Reserve has a direct and indirect influence on the costs of funds used by PSB for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Federal Reserve policies, in particular, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. PSB is not able to anticipate the future impact of such policies and practices on its growth or profitability.

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

       (3) changes in inflation, interest rates, and market and monetary fluctuations;

       (4) the effect of changes in laws and regulations which increase operating costs or increase competition;

       (5)   changes in consumer spending, borrowing and saving habits;
                                       5
       (6)   increased competition in PSB's principal market areas;

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

ITEM 2.  PROPERTIES.

PSB's administrative offices are housed in the same building as the bank's primary customer service location at 1905 West Stewart Avenue in Wausau, Wisconsin. PSB's other Wisconsin branch locations, in the order they were opened for business, include Rib Mountain, Marathon City, Wausau (Eastside), Eagle River (in the Trig's grocery store), Rhinelander, Minocqua, and Weston. The branch in the Trig grocery store occupies leased space within the supermarket designed for community banking operations. The other 7 locations are owned by PSB without encumbrance and are occupied solely by PSB and are suitable for current operations. During 2004, PSB constructed a new banking and administrative headquarters location in Wausau on the site occupied by the original bank. The original building was razed after PSB occupied the new building.

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

PSB maintains an informal, annual share repurchase program of up to 1% of outstanding shares per year. During 2004, PSB purchased 18,001 shares at an average price of $34.91 per share. During 2003, PSB purchased 16,700 shares at an average price of $33.10 per share.

Information required by Item 201(d) of Regulation S-K related to equity compensation plans is set forth under Item 12, Part III, of this Annual Report on Form 10-K.

HOLDERS

As of December 31, 2004 there were approximately 970 holders of record of PSB common stock. Some of PSB's shares are held in "street" name and the number of beneficial owners of such shares is not known and therefore not included in the foregoing number.

DIVIDENDS

PSB expects that its practice of paying semi-annual dividends on its common stock will continue, although the payment of future dividends will continue to depend upon earnings, capital requirements, financial condition and other factors. The principal source of funds for the payment of dividends by PSB is dividend income from its bank subsidiary. Payment of dividends by the bank is subject to various limitations under banking laws and regulations. At December 31, 2004, the bank could have paid a maximum of approximately $8.7 million in additional dividends to PSB without prior regulatory approval. However, to remain "well capitalized" under regulatory Prompt Corrective Action Provisions (see Note 16 to the Consolidated Financial Statements), dividends could not exceed approximately $1.7 million as of December 31, 2004. PSB has paid regular dividends since its inception in 1995.

On December 16, 2003, PSB declared a 5% stock dividend paid January 29, 2004. All per share information in this Annual Report on Form 10-K and the Consolidated Financial Statements has been adjusted to reflect the impact of this stock dividend on a proforma basis.
                                       7
MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on PSB common stock for the periods indicated are:

               2004 Prices                          2003 Prices
Quarter     High        Low       Dividends        High       Low       Dividends
  1st     $35.00       $33.30      $   -         $24.86     $21.24      $   -
  2nd     $34.75       $34.10      $0.300        $31.52     $24.86      $0.285
  3rd     $34.50       $32.75      $  -          $31.90     $31.43      $   -
  4th     $32.75       $32.10      $0.300        $35.24     $31.43      $0.285

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

SALES AND DISTRIBUTION OF STOCK

PSB distributed 232 shares (valued at $33.62 per share) and 1,750 shares (valued at $25.95 per share) of its common stock during 2004 and 2003, respectively to its directors in lieu of cash payments under the director's incentive compensation plan. Receipt of stock or deferral of value into the director deferred compensation plan via a previously committed election was mandatory and no investment decision was made by any member of the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

Consolidated summary of earnings
Years ended December 31,                             2004     2003     2002     2001     2000
(dollars in thousands, except per share data)
Total interest income                             $22,202   $21,050  $21,915  $23,428  $21,940
Total interest expense                              8,113     7,869    9,274   12,469   12,540

Net interest income                                14,089    13,181   12,641   10,959    9,400
Provision for loan losses                             855       835    1,110      890      600

Net interest income after loan loss provision      13,234    12,346   11,531   10,069    8,800
Total noninterest income                            3,123     4,111    3,048    2,065    1,446
Total noninterest expenses                         10,975     9,351    8,226    7,315    6,474

Net income before income taxes                      5,382     7,106    6,353    4,819    3,772
Provision for income taxes                          1,856     2,300    1,988    1,453    1,102

Net income                                        $ 3,526   $ 4,806  $ 4,365  $ 3,366  $ 2,670

Consolidated summary balance sheets
As of December 31,                                 2004    2003       2002      2001     2000
(dollars in thousands, except per share data)
Cash and cash equivalents                       $ 23,324 $ 18,927  $ 21,552  $ 25,550 $  9,367
Securities                                        68,894   72,472    81,057    70,444   62,097
Total loans receivable, net of allowance         343,923  304,339   256,015   236,574  224,702
Premises and equipment, net                       12,432    7,557     6,158     4,755    4,751
Other assets                                       6,401    5,638     6,687     6,973    5,322

Total assets                                    $454,974 $408,933  $371,469  $344,296 $306,239

Total deposits                                  $358,225 $316,414  $297,830  $273,635 $241,534
FHLB advances                                     52,000   47,000    38,000    38,000   28,000
Other borrowings                                   8,565   10,475     3,302     4,327   11,515
Other liabilities                                  2,568    2,903     3,034     2,985    2,916
Stockholders' equity                              33,616   32,141    29,303    25,349   22,274

Total liabilities and stockholders' equity      $454,974 $408,933  $371,469  $344,296 $306,239

Performance ratios:                                2004     2003    2002     2001     2000
Basic earnings per share                         $  2.04   $  2.76   $  2.48   $  1.91   $  1.48
Diluted earnings per share                       $  2.03   $  2.74   $  2.48   $  1.91   $  1.48
Common dividends declared per share              $  0.60   $  0.57   $  0.54   $  0.51   $  0.49
Dividend payout ratio                              29.33%    20.77%    21.65%    26.94%    32.64%
Net book value per share at year-end              $19.55    $18.54    $16.75    $14.38    $12.64
Average common shares outstanding              1,725,136 1,740,106 1,758,249 1,763,381 1,802,401

Return on average stockholders' equity             10.66%    15.45%    15.97%    13.96%    12.33%
Return on average assets                            0.82%     1.26%     1.25%     1.05%     0.94%
Net interest margin (tax adjusted)                  3.60%     3.75%     3.95%     3.73%     3.62%
Net loan charge-offs to average loans               0.07%     0.16%     0.37%     0.14%     0.14%
Noninterest income to average assets                0.73%     1.08%     0.88%     0.65%     0.51%
Noninterest income to tax adjusted
  net interest margin                              21.29%    29.98%    23.12%    18.12%    14.86%

Efficiency ratio                                   61.70%    52.46%    50.68%    54.50%    58.05%
Salaries and benefits expense to average assets     1.44%     1.56%     1.42%     1.38%     1.35%
Other expenses to average assets                    1.11%     0.89%     0.94%     0.91%     0.93%
FTE employees at year-end                            133       116       116       100        86
Average equity to average assets                    7.68%     8.15%     7.85%     7.53%     7.63%
Non-performing loans to gross loans at year-end     0.80%     1.08%     0.94%     1.68%     1.44%
Allowance for loan losses to loans at year-end      1.19%     1.15%     1.22%     1.24%     1.06%
</TABLE<
                                       9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

Management's discussion and analysis reviews significant factors with respect to PSB's financial condition and results of operations at and for the three-

year period ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and per employee data.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2004.

EXECUTIVE OVERVIEW

This overview summarizes PSB's business model and presents the primary opportunities and challenges faced by management and the impact of economic and industry-wide factors on PSB's operating environment. In addition, the near-term and long-term issues on which management is most focused are outlined in general terms as a backdrop for the detailed statistical and narrative analysis presented in this Annual Report on Form 10-K.

Although PSB operates as a community bank, its operating environment is significantly impacted by national economic trends and other industry factors. Current national and banking industry wide trends impacting PSB are outlined below.

 * Following a pro-longed period of falling interest rates to historically low levels, short-term interest rates began to rise during 2004. However, long-term rates did not rise in a corresponding manner. Therefore, some banks experienced a decreasing net interest margin as a flatter yield curve brought funding costs closer to earning asset yields.

 * Although long-term market rates remained low, mortgage refinancing activity sharply declined following a two year period of unprecedented refinancing activity. This decrease in activity decreased fee income from the sale of long-term fixed rate loans by banks to secondary market investors.

 * Rising interest rates have decreased the value of fixed rate debt securities portfolios. In addition, rising interest rates have extended the projected repayment period of amortizing debt securities, further decreasing current market value. Many banks have seen substantial decreases in the value of unrealized gains in the securities portfolio.

 * Although bank deposits have increased since 2001, funds are beginning to flow back into the stock market following a period of higher equity market returns. The banking industry is likely to experience a long-term slow erosion of deposits maintained by customers due to demographic changes, competing investments from non-bank providers, and other factors.
                                       10
 * Although consumer incomes and spending have been supported in recent years by the temporary effects of lower taxes and liquidation of homeowner equity, consumer spending going forward is expected to be more dependent on the growth of jobs and incomes. While most consumers have been managing their debt load, weaker borrowers or those holding variable rate debt could be at risk as interest rates rise.

 * Commercial banks and non-bank providers continue to compete aggressively for a limited number of loan relationships. This competition has led to declines in loan pricing margin relative to credit risk and other factors.

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

PSB operates in many ways as a local community bank, but larger in size and scope. PSB maintains a traditional banking business model and currently does not hold significant stand-alone derivative instruments to hedge cash flow and fair value risks. The primary sources of income are net interest earned on residential and commercial real estate loans made to local customers after payment of interest to depositors. PSB also originates, sells, and services long-term fixed rate mortgage loans to the secondary market for a substantial amount of fee income. Depositors also pay various service fees including overdraft charges and commercial service fees which contribute to PSB's noninterest income. These activities make up over 90% of PSB's total revenue.

PSB serves customers through a network of eight full service locations with an emphasis on customer service and flexibility. PSB employees are substantial participants in community involvement for the betterment of PSB's market areas, customers, and potential customers.

PSB recognizes many opportunities for continued growth in products, customers, assets, and profits. PSB's relative size (compared to typical community banks, thrifts, and credit unions) allows it to offer a wide array of financial service products in a one-stop shopping service model. The burden of regulatory compliance and emerging issues such as "Check 21" related to electronic processing of paper items or compliance with anti-money laundering regulations dictated by the USA Patriot Act are more easily borne by a larger institution. Although greater in size, traditional community bank customer service and flexibility is a priority. Therefore, PSB can offer better service to customers disenfranchised by large banks and large bank mergers while allowing them to continue their practice of one-stop shopping and commercial support. PSB can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale.

PSB has invested in key management and branch personnel to capitalize on relationships in existing and adjacent markets. PSB's growth into adjacent markets minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations and improving convenience of service for existing customers. PSB intends to grow at a level greater than may be able to be supported in existing adjacent markets. Therefore, future market expansions are likely to be out of the area, and be directed by an officer who is an existing local market leader.

For many years, PSB has operated with very low levels of overhead expense relative to peer institutions, allowing for competitive pricing across its product line. Management and employees recognize the need for an efficient and cost effective organization which has become part of the culture of the organization.

Against this back drop of industry-wide factors and competitive advantages and opportunities, management monitors several areas of risk, negative tends, and challenges. The following items represent challenges monitored by management in both the short- and long-term. These challenges are presented in greater detail and statistical analysis throughout this section of this Annual Report on Form 10-K.

* Net income declined substantially during 2004 compared to 2003 and 2002. The decline was due in part to lower mortgage banking revenue (compared to 2003 and 2002) as refinancing activity sharply declined. In addition, PSB incurred one-time charges related to abandonment of the prior home office and settlement of a Wisconsin income tax audit concerning its Nevada investment subsidiary.

* PSB continues to expand its branch network, significantly increasing PSB's fixed overhead expense structure. In past years, low overhead expenses allowed PSB to competitively price products while maintaining acceptable profits for capital expansion and shareholders. As overhead increases, additional profit gains need to come from the sale of new services, acquisition of new customers, favorable loan and deposit pricing, and other sources of income.

* As short-term interest rates increased during 2004, the interest rate yield curve flattened, with short term rates (typically paid on deposits) rising faster than longer-term rates (typically collected on loans). PSB deposit funding costs have increased faster than earning asset yields, thereby decreasing net interest margin. Improvements in net interest margin are dependent in part on PSB's ability to limit core deposit funding rate increases while at the same time attracting deposits to fund continued loan growth.

* Although the rate of retail deposit growth during 2004 improved over prior years, PSB continues to rely on wholesale funding such as broker certificates of deposit and Federal Home Loan Bank of Chicago ("FHLB") advances. In light of a long-term industry wide problem of attracting and keeping deposits, PSB is positioning itself to meet future funding needs in this environment. PSB has identified noninterest bearing demand and commercial deposits as a long-term low cost source of funding. Therefore, PSB has positioned its operations to efficiently handle large volumes of customer activity in this area through image processing and related initiatives. To increase deposit levels, PSB has developed commercial treasury management products with key personnel to attract larger commercial and governmental depositors. To attract these deposits, above average interest rates may be required, potentially reducing net interest margin, although net interest income dollars could increase through leveraged growth.
                                       12
* In connection with PSB's new treasury management product initiative, lending activities with large commercial enterprise to be repaid solely from cash flow are expected to increase. While PSB seeks high quality borrowers and closely monitors credit risk on such borrowers, the potential for large loan principal charge-offs from a single commercial loan relationship increases.

* PSB's long-term growth plan is likely to exceed the level of assets able to be supported by existing equity capital and future earnings retained internally. Management monitors available sources of regulatory qualifying capital and maintains relationships with investment banking professionals to expedite acquisition of capital in a manner beneficial to existing shareholders when necessary. PSB anticipates raising additional regulatory capital through a pooled trust preferred capital issue during 2005 as needed.

* PSB is currently involved in an Internal Revenue Service income tax audit directed at the operations of its Nevada investment subsidiary, PSB Investments, Inc. As described in Item 8, Note 13 of the Notes to the Consolidated Financial Statements, an unfavorable outcome in this audit would have an unfavorable impact on profits.

RESULTS OF OPERATIONS

PSB's net income decreased to $3,526 for 2004 compared to $4,806 in 2003 and $4,365 during 2002 representing a decrease of 26.6% in 2004 and an increase of 10.1% in 2003. Similarly, diluted earnings per share decreased to $2.03 for 2004 compared to $2.74 in 2003 and $2.48 in 2002. Item 6 of this Annual Report on Form 10-K presents other various financial performance ratios and measures for the five years ending December 31, 2004. A number of separate factors decreased PSB earnings growth relative to the past two years as outlined in the table below. Despite these separately identifiable items, PSB operating income before special items continues to decline from the level set in 2002 and has grown only modestly since 2001. The following table presents PSB's net income for the four years ending December 31, 2004 including adjustments for gain on sale of mortgage loans and other nonrecurring income and expense items.

Years ending December 31,                                2004      2003   2002      2001
Net income before special mention items, net of tax     $3,301   $3,608  $3,624   $2,952
Mortgage banking                                           546    1,071     741      414
Net gain on sale of securities                              59       48       -        -
Gain on curtailment of post-retirement benefit plan          -       79       -        -
Loss on abandonment of premises and equipment             (230)       -       -        -
Wisconsin state income tax settlement                     (150)       -       -        -

Net income                                              $3,526   $4,806  $4,365   $3,366

As seen in the table, 2004 net income compared to 2003 net income was reduced by one-time charges for loss on abandonment of the previous home office and a grocery store branch location and settlement of a Wisconsin state income tax issue related to the operations of the Nevada investment subsidiary in addition to lower mortgage banking income. Net income before these special mention items also declined by a decrease in average net interest margin on earning assets compared to 2003 as net interest income growth was less than operating expenses growth.

Net income in 2003 before gain on sale of mortgage loans, gain on sale of securities, and gain on curtailment of a post-retirement benefit plan decreased from the level seen during 2002. This decline in net income and profit growth before these items was due primarily to a decrease in average net interest margin on earnings assets compared to 2002 and additional wages paid to employees based on earnings which included mortgage banking income under PSB's incentive compensation plan.

The following discussion concerning results of operations presents a detailed analysis of significant items impacting results from operations and trends identified by management including:

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

NET INTEREST INCOME

PSB incurs market risk primarily from interest-rate risk inherent in its lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 19 of the Notes to Financial Statements.

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

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies.
                                       14
The following tables present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years ending December 31, 2004.

Table 2:  Average Balances and Interest Rates

                                           2004                         2003                          2002
                                    Average            Yield/  Average           Yield/  Average          Yield/
                                    Balance   Interest  Rate  Balance   Interest  Rate  Balance  Interest  Rate
Assets
Interest-earning assets:
   Loans(1)(2) (3)                  $329,133  $19,278   5.86% $282,006  $18,025   6.39%  $249,247 $18,102  7.26%
   Taxable securities                 47,356    1,798   3.80%   51,707    1,943   3.76%    51,664   2,724  5.27%
   Tax-exempt securities(2)           24,730    1,488   6.02%   22,478    1,388   6.17%    20,466   1,361  6.65%
   FHLB stock                          2,709      159   5.87%    2,367      153   6.46%     2,218     109  4.91%
   Other                               3,497       56   1.60%    6,760       74   1.09%     9,979     162  1.62%
   Total(2)                          407,425   22,779   5.59%  365,318   21,583   5.91%   333,574  22,458  6.73%

Non-interest-earning assets:
   Cash and due from banks            13,409                    10,268                      8,865
   Premises and equipment, net        10,508                     6,410                      5,453
   Other assets                        3,158                     3,108                      3,258
   Allowance for loan
      losses                          (3,885)                   (3,475)                    (3,148)
   Total                            $430,615                  $381,629                   $348,002

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand
      deposits                     $  52,982  $    37  10.70%  $40,518     $247   0.61%   $32,536    $337  1.04%
   Money market deposits              66,494      610   0.92%   69,238      692   1.00%    73,629   1,061  1.44%
   Time deposits                     166,967    4,802   2.88%  144,083    4,712   3.27%   132,848   5,437  4.09%
   FHLB borrowings                    47,749    2,061   4.32%   38,553    1,989   5.16%    38,000   2,289  6.02%
   Other borrowings                   11,824      269   2.28%    9,151      229   2.50%     3,496     149  4.26%
   Total                             346,016    8,113   2.34%  301,543    7,869   2.61%   280,509   9,273  3.31%

Non-interest-bearing liabilities:
   Demand deposits                    49,600                    46,876                     38,031
   Other liabilities                   1,915                     2,098                      2,127
   Stockholders' equity               33,084                    31,112                     27,335
   Total                            $430,615                  $381,629                   $348,002

Net interest income                           $14,666                   $13,714                   $13,185
Rate spread                                             3.25%                     3.30%                    3.42%
Net yield on interest-earning assets                    3.60%                     3.75%                    3.95%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Loan fees are included in total interest income as follows: 2004 - $397, 2003 - $654, 2002 - $458.

Table 3:  Interest Income and Expense Volume and Rate Analysis

                                2004 compared to 2003          2003 compared to 2002
                             increase (decrease) due to(1)  increase (decrease) due to(1)
                               Volume   Rate    Net          Volume     Rate       Net
Interest earned on:
   Loans(2)                  $3,011  $(1,758)  $1,253      $2,378    $(2,455)    $(77)
   Taxable securities          (164)      19     (145)          2       (783)    (781)
   Tax-exempt securities(2)     139      (39)     100         134       (107)      27
   FHLB stock                    22      (16)       6           7         37       44
   Other interest income        (36)      18      (18)        (52)       (36)     (88)
Total                         2,972   (1,776)   1,196       2,469     (3,344)    (875)

Interest paid on:
   Savings and demand deposits   76       48      124          83       (173)     (90)
   Money market deposits        (27)     (55)     (82)        (63)      (306)    (369)
   Time deposits                748     (658)      90         460     (1,185)    (725)
   FHLB borrowings              475     (403)      72          33       (333)    (300)
   Other borrowings              67      (27)      40         241       (161)      80
Total                         1,339   (1,095)     244         754     (2,158)  (1,404)

Net interest earnings        $1,633 $   (681) $   952      $1,715    $(1,186)  $  529

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

During 2004, average earning assets grew 11.5% to $407,425 compared to growth of 9.5% during 2003 and 9.2% during 2002. However, tax adjusted net interest income increased just 6.9% to $14,666 compared to growth of 4.0% to $13,714 during 2003 and growth of 15.7% to $13,185 during 2002. The lower level of net interest income growth during 2004 and 2003 was due to a decline in average net interest margin on those earning assets.

Compared on an annual basis, yield on earning assets and cost of interest-bearing liabilities declined during 2004, 2003, and 2002. During 2004, the decline in earning assets yield was greater than the offsetting decline in the cost of interest-bearing liabilities. As short-term interest rates increased, earnings assets and funding sources tied to these short-term rates rose compared to yields seen during 2003. These included taxable securities, other overnight investments, and savings and demand deposits. However, longer-term earning assets and long-term funding sources continued to mature at lower rates, decreasing yields. Although the volume of additional earning assets added $1,633 to net interest income during 2004, approximately 40% of this benefit was lost to declines in net interest margin.

During 2003, the decline in earning asset yields was greater than the offsetting decline in the cost of interest-bearing liabilities as savings and other "core" customer deposits had repriced to near their floor during 2002. Conversely, longer-term loans matured and refinanced at continually lower rates, decreasing net interest margin during 2003. Although the volume of additional earning assets added

$1,715 to net interest income during 2003, nearly 70% of this benefit was lost to declines in net interest margin. The following table outlines the change in yields during the three years ended December 31, 2004.

Table 4:  Yield on Earning Assets

Year ended December 31,                           2004           2003              2002
                                           Yield    Change  Yield    Change   Yield    Change
Yield on earning assets                    5.59%   -0.32%    5.91%  -0.82%    6.73%   -1.08%
Effective rate on all liabilities as
  a percent of earning assets              1.99%   -0.17%    2.16%  -0.62%    2.78%   -1.30%
Net yield on earning assets                3.60%   -0.15%    3.75%  -0.20%    3.95%    0.22%

Because PSB holds a significant amount of prime rate adjustable commercial and home equity loans, recent increases in the prime rate are beginning to be reflected as the yield on earning assets increased from 5.54% for the quarter ended September 2004 to 5.59% for the quarter ended December 2004, the first significant quarterly increase in yield during the most recent interest rate cycle. However, the cost of interest-bearing liabilities increased 10 basis points to 2.47% during the quarter ended December 31, 2004. PSB's ability to increase future net interest margin is dependant on repricing core accounts in line with earning asset yields in a rising rate environment. Increases to the prime rate through December 31, 2004 were not yet reflected in the rate paid on core savings and money market accounts at year-end. Absent a change to a rising yield curve with equal short-term and long-term increases (a "parallel" yield curve shift), management expects net interest margin to remain similar to that seen during all of 2004. Average earning assets are projected to continue to grow by approximately 10% during 2005.

During 2003, the decrease in the prime rate at the end of June 2003 caused a direct reduction to net interest margin due to the inability to reprice core deposit savings rates from their already historically low levels. Therefore, net interest margin during 2003 decreased from that seen during 2002.

NONINTEREST INCOME

During 2004, PSB noninterest income from deposit service fees, sale of mortgage loans and other income declined relative to net interest income as mortgage banking income declined, reversing a trend seen in 2003 and 2002 which had large increases in mortgage banking income. However, separate from mortgage banking, noninterest income to net interest income did not decline as drastically as presented in table 5 below. Noninterest income before mortgage banking and gain on curtailment of employee benefit plan to net interest margin was 15.8%, 16.8%, and 14.4% in 2004, 2003, and 2002, respectively. Management believes other fee based income to be an important component of future earnings as the net interest margin on traditional loan and deposit products declines due to increased financial services competition. Mortgage banking income on sale of mortgages to secondary market investors was the primary reason for net income growth during 2003 and 2002, and was a factor in the decline in net income during 2004 compared to these periods. The following common size income statements present the changing mix of income and expense relative to traditional loan and deposit product net interest income for the five years ending December 31, 2004.

Table 5:  Summary of Earnings as a Percent of Net Interest Income

                                                  2004   2003     2002     2001     2000
Net interest income                             100.0% 100.0%   100.0%   100.0%   100.0%
Provision for loan losses                         6.1%   6.3%     8.8%     8.1%     6.4%
Net interest income after loan loss provision    93.9%  93.7%    91.2%    91.9%    93.6%
Total noninterest income                         22.2%  31.2%    24.1%    18.8%    15.4%
Total noninterest expenses                       77.9%  70.9%    65.1%    66.8%    68.9%
Net income before income taxes                   38.2%  54.0%    50.2%    43.9%    40.1%
Provision for income taxes                       13.2%  17.4%    15.7%    13.3%    11.7%
Net income                                       25.0%  36.6%    34.5%    30.6%    28.4%

During 2004, service fees declined $48, or 3.7% from that in 2003. During 2005, PSB expects to increase service fee income due in large part to fee income from treasury management products introduced in 2005. Mortgage banking declined $866, or 49.0% during 2004 compared to 2003 as mortgage refinancing activity ceased as falling long-term mortgage rates stabilized. Separate from these items, 2004 noninterest income declined $74 due to a one-time gain on curtailment of a post-retirement benefit plan of $131 during 2003.

During 2003, the impact of the gain on sale of mortgages and some nonrecurring income items were significant contributors to the increase in 2003 net income over 2002. Although the continued decline in market interest rates decreased average net interest margin as described previously, low mortgage rates encouraged homeowners to refinance their mortgages generating significant fee income for PSB, offsetting lost interest margin on loans retained on PSB's balance sheet. However, because this activity was in response to falling interest rates, management did not expect such level of mortgage fee income to continue in 2004. A detailed analysis of noninterest income relative to net income before income taxes follows to highlight the impact of these items on income.

Table 6:  Noninterest Income

                                                  2004           2003            2002
                                                  % of pre-tax   % of pre-tax     % of pre-tax
                                           Amount     income    Amount  income   Amount   income
Service fees                                $1,234    22.93%   $1,282   18.04%  $1,217    19.16%
Mortgage banking income                        901    16.74%    1,767   24.87%   1,223    19.25%
Retail investment sales commissions            427     7.93%      351    4.94%     163     2.57%
Insurance annuity sales commissions             41     0.76%       63    0.89%      69     1.09%
Net gain on sale of securities                  97     1.80%       80    1.13%      -      0.00%
Net gain (loss) on sale of foreclosed
  property                                      29     0.54%       (9)  -0.13%      28     0.44%
Gain (loss) on disposal of premises
   and equipment                                 3     0.06%       -     0.00%     (24)   -0.38%
Gain on sale of non-mortgage loans               -     0.00%       62    0.87%      -      0.00%
Gain on curtailment of post-retirement
  benefit plan                                   -     0.00%      131    1.84%      -      0.00%
Other operating income                         391     7.26%      384    5.40%     372     5.86%
Total noninterest income                    $3,123    58.03%   $4,111   57.85%  $3,048    47.99%

PSB serviced $160,225 and $152,718 of residential real estate loans which have been sold to the FHLB under the Mortgage Partnership Finance Program ("MPF") at December 31, 2004 and 2003, respectively. A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB. Historically low and declining long-term fixed rate mortgage interest rates during 2001 to 2003 increased the amount of loans originated and subsequently serviced for the FHLB from just $1 million at December 31, 2000. As long-term mortgage rates have increased, PSB does not expect such fast growth in the serviced portfolio to continue during 2005.

As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. In exchange for this guarantee, PSB is paid a "credit enhancement" fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB.

PSB recognizes a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB. Refer to Note 1 of the consolidated financial statements for a summary of PSB's mortgage servicing right accounting policies. The table below summarizes the components of PSB's mortgage banking income for the three years ending December 31, 2004.

Table 7:  Mortgage Banking Income

                                                  Years ending December 31,
                                                 2004       2003        2002
Cash gain on sale of mortgage loans           $   363     $1,229      $  652
Originated mortgage servicing rights              334        792         840
Gain on sale of mortgage loans                    697      2,021       1,492

Mortgage servicing fee income                     396        325         131
FHLB credit enhancement fee income                117         96          27
Amortization of mortgage servicing rights        (293)      (700)       (312)
Change in servicing right valuation allowance     (16)        25        (115)
Loan servicing fee income, net                    204       (254)       (269)

Mortgage banking income                       $   901     $1,767      $1,223

NONINTEREST EXPENSE

Noninterest expenses year over year continue to increase growing 12.4% during 2002, 13.7% during 2003 and 17.4% during 2004. However, 2004 included a special charge for loss on abandonment of premises and equipment related to the razing of the former home office building and closure of a grocery store branch in Rhinelander following establishment of a separate stand alone branch near the same location. Excluding this loss on abandonment, noninterest expense increased 13.3% over 2003.

During 2004, noninterest expense grew faster than income, thereby unfavorably increasing the efficiency ratio to 61.70%. The 2004 efficiency ratio before the loss on abandonment of premises and equipment was 59.56% compared to 52.46% during 2003. Other factors resulting in the less favorable efficiency ratio during 2004 were the large decline in mortgage banking income and slower net interest income growth relative to growth in operating expenses. As PSB invests in new branch facilities and personnel (as occurred during 2004), future years will have a significantly higher fixed cost structure than in prior years. Management expects the efficiency ratio during 2005 to remain similar to 2004 in a range from 58% to 59%.

During 2003 and 2002, increases in noninterest expenses were offset by increases in net interest income and other income of similar amounts so that PSB's efficiency ratio was 50.68% in 2002 and 52.46% in 2003. Salaries and employee benefits showed the greatest increase relative to net interest income and other income during 2003.

The table below outlines in detail noninterest expenses for the three years ending December 31, 2004.

Table 8:  Noninterest Expense

                                                               Years ended December 31,
                                                      2004               2003             2002
                                                    % of net            % of net        % of net
                                                     margin              margin          margin
                                                     & other             & other         & other
                                             Amount   income   Amount    income  Amount   income
Wages, except incentive compensation         $5,059    28.44%  $4,476    25.11% $3,765    23.19%
Incentive compensation                          157     0.88%     466     2.61%    414     2.55%
Net deferred loan origination costs            (306)   -1.72%    (259)   -1.45%   (256)   -1.58%
Profit sharing and retirement plan expense      313     1.76%     327     1.83%    280     1.72%
Post-retirement health care benefits plan        26     0.15%      62     0.35%     74     0.46%
Health insurance                                389     2.19%     377     2.12%    275     1.69%
Payroll taxes and other employee benefits       551     3.10%     503     2.82%    375     2.31%

Total salaries and employee benefits          6,189    34.80%   5,952    33.39%  4,927    30.34%
Occupancy expense                             1,609     9.04%   1,127     6.32%  1,093     6.73%
Loss on abandonment of premises and
  equipment                                     379     2.13%      -      0.00%     -      0.00%
Data processing other office operations         655     3.68%     547     3.07%    583     3.59%
Advertising and promotion                       263     1.48%     172     0.96%    319     1.97%
Directors fees and benefits                     254     1.43%     270     1.51%    173     1.07%
Legal and professional expenses                 316     1.78%     290     1.63%    219     1.35%
Other expenses                                1,310     7.36%     993     5.58%    912     5.63%

Total noninterest expense                   $10,975    61.70%  $9,351    52.46% $8,226    50.68%

Note - Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

The average number of full time equivalent employees ("FTE") was 106, 119, and 126 in 2002, 2003, and 2004, respectively. Average base wages per FTE were approximately $35,500, $37,600, and $40,100 in 2002, 2003, and 2004,
respectively, increasing 6.6% during 2004 and 5.9% during 2003. Although effective January 1, 2004, employees were granted inflationary and merit increase averaging 2.9%, new employees hired later in 2004 were for senior sales positions and other bank officers requiring greater than average base pay levels. The increase in base pay during 2003 was due to one-time merit and inflationary increases granted to employees effective January 1, 2003 averaging 6.1%.
                                       20
For 2005, employees were granted inflationary and merit increases averaging 3.4% effective January 1, 2005.

During 2004, separate from the increase in base pay, salaries and employee expense declined $346 compared to 2003 due primarily to lower incentive compensation and profit sharing expenses of $323. PSB offers employees an incentive compensation program based on achievement of the bank's net income requirements and achievement of department and individual goals. In addition, PSB's profit sharing contribution to the qualified employee retirement plan is a percentage of net income before income taxes. During 2002 and 2003, the highest levels of incentive compensation were paid. However, because the program is based on net income growth, incentive compensation is variable, and declined during 2004. Should net income increase according to plan during 2005 and future years, incentive compensation expense is expected to increase.

During 2004, occupancy expenses increased $482, or 42.8% due to $254 in additional premises and equipment depreciation expense, one-time charges for moving into the new home office of $23, and settlement of a sales tax audit related largely to premises and equipment investment and maintenance of $52. All other increases to occupancy expense totaled $153, an increase of 13.6%. PSB occupied a new home office and principal customer financial center on June 28, 2004, placing into service the 32,000 square foot $4.8 million dollar facility (including furniture and equipment). Annual depreciation expense is estimated to increase $186 from the new investment in the home office. Abandonment of the old main office (the building was razed) located on the same property generated a cumulative one-time charge to operations of $329 ($199 after tax benefits). During December 2004, PSB closed its grocery store branch located in Rhinelander, Wisconsin. In accordance with the lease agreement, PSB accrued $50 for costs to remove leasehold improvements in accordance with the lease agreement as a loss on abandonment of premises and equipment. Following the decision to close the Rhinelander grocery store branch, depreciation of remaining leasehold improvements was accelerated to the date of closing, adding approximately $115 of additional depreciation expense during 2004 that had originally been allocated to future years.

Advertising and promotion expenses declined during 2003 as PSB took much of its advertising and design work in-house. In addition, PSB updated the bank logo and other media for a change in brand during 2002, which increased nonrecurring expenses during that year. With the opening of two new branch locations and a new administrative home office during 2004, advertising and promotion increased to capitalize on these new initiatives and market exposure.

Directors' fees and benefits increased during 2003 due to an increase in fees effective January 1, 2003. Increases to the director fees schedule are infrequent and the 2003 increase was the first in several years. Directors' fees are expected to remain similar to 2004 levels in 2005.

Other noninterest expenses during 2004 includes $127 of collection fees written off in response to regulatory requirements to account for collection fees as expense until collected, despite PSB's expectation that these fees will be collected from the borrower in the future as part of the loan agreement or from SBA loan guarantee reimbursements. PSB now accounts for collection expenses when paid, and credits future reimbursements of such expenses when received.

PSB formed Peoples Insurance Services LLC during September 2003 as a start up commercial property and casualty insurance agency that operates as a division of Peoples State Bank. As a
                                       21
start-up, the agency is incurring costs in excess of revenue at this time. The agency's net loss (after tax benefits) from operations (excluding inter-company cost allocations for rent, management fees, and interest expense) was $129 and $39 during 2004 and 2003, respectively. The primary expense from agency operations is salaries and benefits, which were $171 in 2004 and $41 in 2003. Commission income on sale of insurance products by the LLC has been significantly less than originally planned, increasing losses above the original pro-forma budget, despite operating with lower expenses than projected. Commission income collected during 2004 totaled $9.

PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $855, in 2004; compared to $835 in 2003 and $1,110 in 2002. See additional discussion under the section titled "Allowance for Loan Losses."

INCOME TAXES

The effective tax rate was 34.5% in 2004, 32.4% in 2003, and 31.3% in 2002.
The increase in the 2004 effective rate was due to a Wisconsin state income tax settlement regarding operations of the Nevada investment subsidiary totaling $150 (after federal tax benefits). Excluding this one-time charge, the effective rate would have been 31.7%. During 2004, PSB earned a greater portion of tax-exempt income on municipal securities relative to total income compared to prior years, reducing the effective tax rate. See Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional tax information.

The increase in the effective rate during 2003 and 2002 was due in part to overall pre-tax income increasing faster than the relative size of the tax-exempt municipal securities portfolio and state tax favored earnings at PSB's Nevada investment subsidiary, PSB Investments, Inc.

As described in Note 13 of the Notes to Consolidated Financial Statements, PSB's open tax returns are currently under audit by the Internal Revenue Service in connection with PSB Investments, Inc. activities. PSB believes it has calculated and paid appropriate income taxes in all cases in accordance with written tax code and regulations. PSB has been assessed approximately $170 in taxes, interest, and penalties for the tax years ending 1999 through 2002 as a result of the IRS audit; however, this assessment is in the process of being appealed.

BALANCE SHEET CHANGES AND ANALYSIS

Summary balance sheets for the five years ended December 31, 2004 are presented in Item 6 to this Annual Report on Form 10-K. Total asset growth was 11.3%, 10.1%, and 7.9% during the years ended December 31, 2004, 2003, and 2002, respectively. Presented in the table below is the balance sheet for five years as of December 31, 2004 as a percentage of total assets.
                                       22
Table 9:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,                           2004      2003      2002      2001      2000
Cash and cash equivalents                     5.1%     4.6%      5.8%      7.4%      3.1%
Securities                                   15.1%    17.7%     21.8%     20.5%     20.3%
Total loans receivable, net of allowance     75.6%    74.4%     68.9%     68.7%     73.4%
Premises and equipment, net                   2.7%     1.8%      1.7%      1.4%      1.6%
Other assets                                  1.5%     1.5%      1.8%      2.0%      1.6%
Total assets                                100.0%   100.0%    100.0%    100.0%    100.0%

Total deposits                               78.7%    77.4%     80.2%     79.5%     78.9%
FHLB advances                                11.4%    11.5%     10.2%     11.0%      9.1%
Other borrowings                              1.9%     2.6%      0.9%      1.3%      3.8%
Other liabilities                             0.6%     0.6%      0.8%      0.8%      0.9%
Stockholders' equity                          7.4%     7.9%      7.9%      7.4%      7.3%
Total liabilities and stockholders' equity  100.0%   100.0%    100.0%    100.0%    100.0%

During 2004, 2003, and 2002, the asset mix has increased in loans receivable but decreased in securities held. Investment in premises and equipment also continues to increase with a new full service branch facilities and a new home office added during this same period.

Equity capital as a percentage of total assets declined during 2004 to levels in place before 2002, after increasing in 2003 and 2002. At December 31, 2004, deposits increased slightly as a funding source of assets after declining during 2003 when PSB increased reliance on FHLB advances and other borrowings (primarily repurchase agreements) to fund asset growth. However, deposits include a greater amount of wholesale market broker certificates of deposit at December 31, 2004, and 2003 than in prior years. Local retail deposits have shown little growth during 2004 and 2003 relative to other funding sources.
The table below presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2004.

Table 10:  Mix of Average Interest Earning Assets and Average Interest Bearing
Liabilities

Year ended December 31,                         2004          2003         2002
Loans                                           80.8%        77.2%        74.7%
Taxable securities                              11.6%        14.2%        15.5%
Tax-exempt securities                            6.1%         6.2%         6.1%
FHLB stock                                       0.7%         0.6%         0.7%
Other                                            0.8%         1.8%         3.0%
Total interest earning assets                  100.0%       100.0%       100.0%

Savings and demand deposits                     15.3%        13.4%        11.6%
Money market deposits                           19.2%        23.0%        26.3%
Time deposits                                   48.3%        47.8%        47.4%
FHLB advances                                   13.8%        12.8%        13.6%
Other borrowings                                 3.4%         3.0%         1.3%
Total interest bearing liabilities             100.0%       100.0%       100.0%

                                       23
During 2004 and 2003, the growth in loans as a percentage of the earning assets mix was funded in part by a change in the mix of securities and reduction in overnight federal funds sold (other earning assets). During the past several years, a greater portion of interest bearing liabilities have been from savings and demand deposits while money market balances have declined as market rates for the product have fallen.

PSB is party to limited off balance sheet activity and has not purchased any significant stand alone derivative instruments for the purpose of enhancing earnings or hedging cash flow or the fair value of monetary instruments. PSB's primary off balance sheet arrangement is with the FHLB as a MPF mortgage loan servicer. In addition to servicing residential first mortgage loans owned by the FHLB, PSB retains some recourse risk if the FHLB incurs principal losses in excess of an initial loss pool.

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

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide PSB with adequate liquidity, flexible asset/liability management and a source of stable income. At December 31, 2004, all securities are classified as available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. The investment portfolio represented 17.7% and 20.4% of average earning assets in 2004 and 2003, respectively. The following table presents the fair value and amortized cost securities held by PSB at December 31, 2004, 2003, and 2002.

Table 11:  Investment Securities Portfolio Maturities

                                                          Years Ended December 31
                                                  2004             2003            2002
                                            Amortized  Fair   Amortized Fair   Amortized  Fair
                                               Cost    Value    Cost    Value    Cost     Value
U.S. Treasury securities and obligations
 of U.S. government agencies                  $7,785  $7,771 $11,912  $12,148  $11,788   $12,201
Obligations of states and political
 subdivisions                                 24,089  24,883  23,513   24,664   20,905    21,926
Mortgage backed securities                     6,119   6,141   7,933    7,979    4,519     4,547
Collateralized mortgage obligations           28,024  27,801  25,526   25,383   41,260    41,835
Trust preferred securities                     2,250   2,250   2,250    2,250      500       500
Other equity securities                           48      48      48       48       48        48
Total                                        $68,315 $68,894 $71,182  $72,472  $79,020   $81,057

                                       24
During 2004, a number of U.S. government agency securities were called (without re-investment) or sold to fund loan growth, as part of a pro-active asset-liability management strategy. Against a market expectation of higher security yields in 2005, some lower yielding securities were sold and re-invested in higher coupon loans receivable. See Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information on security sales. As short-term market rates increased in 2004, yield on taxable securities stabilized at 3.80%. Management expects the yield on taxable securities to increase slightly over that seen during 2004 as market rates for terms greater than two years in maturity are expected to increase.

As market interest rates continued to fall during 2003, a large percentage of PSB's collateralized mortgage obligations ("CMOs") prepaid and it received large cash flows to be reinvested. These significant prepayments also required purchase premiums to be amortized against income much more quickly that anticipated when the CMO was purchased which contributed to declining yields. The yield on taxable securities, including CMOs, was 3.76% during 2003 compared to 5.27% during 2002.

During 2003, at the time CMOs prepayments were accelerating, reinvestment rates for similar securities were at historic lows. As part of proactive asset-liability management, PSB chose to reinvest these CMO cash flows in 15 year fixed rate residential mortgages held on PSB' balance sheet. The program absorbed approximately $6 million of securities cash flow during 2003. Refer to the discussion of changes in loans for additional information on this temporary program.

During 2004, PSB continued investment in tax-exempt securities due to steepness in the yield curve and greater tax effected returns available. Also due to the steepness of the market interest rate yield curve during 2003, PSB reinvested some of the CMO security prepayment proceeds in additional long-term municipal securities to gain higher tax advantaged yields. However, because PSB maintains an investment "ladder" of maturities in its municipal portfolio, current maturities continue to be reinvested at lower rates, gradually reducing the tax adjusted yield on municipal securities. The municipal security yield is expected to continue to decline slightly during 2005 even as current market interest rates increase.

During 2003, PSB expanded securities ownership into additional categories not previously held. In light of PSB's asset/liability position and expectation of interest rate movements, pass through mortgage backed securities of 15 year single family mortgage pools were purchased as noted in the table above. In addition, PSB purchased nonrated trust preferred securities issued by bank holding companies in Wisconsin. As with nonrated municipal securities, PSB considers ownership of such local issues to have no more risk than out of state rated issues due to PSB's understanding of local markets, municipalities, and issuers. Each security purchased by PSB is subject to a full and formal risk analysis considering (among other factors) the liquidity needs of the bank and the credit risk of the issuer. Although the original maturity on each trust preferred security was 30 years, the interest rates on each security currently adjust, or will adjust after an initial fixed rate period based on the 90 day LIBOR rate, reducing PSB's interest rate risk on these longer maturity assets. PSB does not expect to purchase additional trust preferred securities during 2005.

The following table categorizes securities by scheduled maturity date and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal
                                       25
and interest, are categorized by average principal life of the security.
Yields by security type and maturity are based on amortized security cost.

Table 12:  Investment Securities Distribution at December 31, 2004

                                                              After one but     After five but
                                           Within one year  within five years  within ten years  After ten years
                                            Amount   Yield   Amount   Yield     Amount   Yield    Amount   Yield
U.S. Treasury securities and obligations
  of U.S. government agencies                                $7,771   3.65%

Obligations of states and
  political subdivisions(1)                $1,338    6.73%  $10,519   6.35%    $13,026   5.75%

Mortgage backed securities                                    5,381   4.37%        760   4.84%

Collateralized mortgage obligations         4,758    3.64%    23,04  33.73%

Non-rated trust preferred securities                                                              2,250   5.84%

Other equity securities                        48   29.47%

Totals                                     $6,144    4.61%  $46,714   4.36%    $13,786   5.70%   $2,250   5.84%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2004 and 2003, PSB's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Securities with an approximate carrying value (fair value) of $27,982 and $17,994 at December 31, 2004 and 2003, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law. The substantial increase in securities pledged was due to the increase in local governmental and municipal funds in excess of insured limits obtained by PSB during 2004.

The market value of the investment portfolio as a percentage of book value has been impacted by perceived and actual increases in short to mid term interest rates during the past two years. Increases in current market rates decrease the market value of a portfolio of fixed rate securities held. At December 31, 2004 market value was 100.8% of book value compared to 101.8% of book value at December 31, 2003 and 102.6% of book value at December 31, 2002. The net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $384, net of deferred taxes of $195 at December 31, 2004 compared to a gain of $844 net of deferred income taxes of $446 at December 31, 2003. Unrealized securities gains, net of income tax effects are not considered regulatory capital under current banking regulations. Management believes investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expects to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to PSB's interest rate risk and return profile.
                                       26
As a member of the FHLB system, PSB is required to hold stock in the FHLB based on total assets and anticipated level of long-term borrowings to be advanced to its bank subsidiary. This stock has a purchase cost and par value of $100 per share. The stock is recorded at cost which approximates market value.
Transfer of the stock is substantially restricted. The FHLB pays dividends in both cash and additional shares of stock. During the three years ended December 31, 2004, FHLB dividends have been in the form of additional shares of stock. In accordance with industry accounting conventions, PSB records FHLB dividends in the form of stock as income in the year received. The average dividend rate paid to PSB on FHLB stock was 5.87%, 6.46%, and 4.91% in 2004, 2003, and 2002, respectively. Due to limitations on future stock dividends recently announced by the FHLB, management expects the yield on FHLB stock to decline during 2005 to a level between 5.00% and 5.50%.

LOANS RECEIVABLE

Total loans as presented in the following table include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end. Total loans receivable increased 13.2%, 18.6%, and 9.0% at December 31, 2004, 2003, and 2002,
respectively. During 2004, the majority of this growth was split between commercial real estate and residential real estate mortgages. During 2003, the majority of this growth also came from additional real estate loans, both commercial real estate and residential 15 year fixed rate first mortgages that fit into PSB's asset-liability management plans. During 2004, loan growth occurred at all branch locations, while in 2003, approximately $23 million of PSB's $50 million in total 2003 growth was originated by PSB's new Rhinelander, Wisconsin branch location which opened during August 2002.

Table 13:  Loan Composition

                                2004           2003           2002            2001            2000
                                   % of            % of              % of             % of              % of
                         Amount   Total    Amount  Total   Amount   Total    Amount   Total    Amount   Total
Commercial,
industrial, municipal
and agricultural        $72,456   20.25%  $66,934  21.17%  $64,527  24.21%  $64,503   26.38%  $71,414   31.00%

Commercial real
estate mortgage         145,856   40.77%  128,290  40.58%  102,238  38.35%   84,150   34.41%   45,157   19.60%

Real estate construction
(commercial and
residential)             38,308   10.71%   37,639  11.91%   26,052   9.77%   15,609    6.38%   11,231    4.87%

Residential real
estate mortgage          82,696   23.11%   66,065  20.90%   55,078  20.66%   61,787   25.27%   82,309   35.72%

Residential real estate
mortgage held for sale      342    0.10%      207   0.07%      949   0.36%    1,403    0.57%      114    0.05%

Residential real
estate home equity       11,620    3.25%    9,252   2.93%    7,274   2.73%    4,576    1.87%    4,400    1.91%

Consumer and
individual                6,482    1.81%    7,728   2.44%   10,439   3.92%   12,522    5.12%   15,784    6.85%

Totals                 $357,760  100.00% $316,115 100.00% $266,557 100.00% $244,550  100.00% $230,409  100.00%

                                       27
Commercial real estate growth continues to drive PSB loan growth, as it has for several years. Separate from commercial real estate loans and real estate construction at December 31, other loan categories have changed little from $174,021 at December 31, 2000 to $173,596 at December 31, 2004. Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space. PSB has little lending activity for agricultural purposes. Management of PSB is involved in the communities serviced by PSB and has a strong understanding of the local economy, its business leaders, and trends in successful business development. Based on this knowledge, PSB offers flexible terms and efficient approvals which have allowed it to make inroads in this type of lending.

PSB hired an additional experienced commercial lender late in 2004 to lead the treasury management initiative for PSB and expects commercial loan principal to experience continued growth. However, many of the these relationships are expected to carry large aggregate loan balances secured by the customer's operating cash flow in connection with a line of credit tied to treasury management services. This type of lending requires a more sophisticated initial and ongoing credit analysis and could increase the relative size of individual loan charge-offs in the event of a problem loan.

Retained, in-house residential real estate mortgage loans increased to $82,696 at the end of 2004, compared to $66,065 at the end of 2003 and $55,078 at the end of 2002. During 2004, a residential loan program aimed at high value vacation homes in the Wisconsin Northwoods increased the amount of loans held in-house.

During 2003, despite the trend of customer mortgage refinancing into the secondary market offering low long-term rates, the amount of residential real estate mortgages held increased from the year earlier period by a substantial amount. The increase in residential mortgages during 2003 is from retaining some 15 year fixed rate mortgages rather than selling the principal to the secondary market. These mortgages were retained as part of an asset-liability management strategy to maximize net interest margin without a significant increase in interest rate risk due to the current cash and projected liquidity position in light of interest sensitivity of the entire balance sheet and opportunities for re-investment of investment security cash flows into loans or other new securities. The amount of 15 year fixed rate mortgages originated by the program during 2003 was approximately $12.0 million with an average yield of 4.95%. Approximately one-half of this production was funded by maturing and prepaid mortgage related investment securities during this period. This program was discontinued during August 2003.

In addition to residential real estate loans retained by PSB and recognized on the balance sheet, PSB also serviced $160,225 at December 31, 2004, and $152,718 at December 31, 2003 of residential real estate loans which have been sold to the FHLB under the MPF. As part of the asset/liability and interest rate sensitivity management strategy, PSB generally does not retain long-term 15 to 30 year fixed rate mortgages in its own portfolio. These serviced loans are not recognized on PSB's balance sheet. As previously discussed in the analysis of noninterest income, management does not expect to see serviced loans grow at the pace seen during 2001 through 2003.
                                       28
As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2004, the maximum obligation for such guarantees would be approximately $743 if total foreclosure losses on the entire pool of approximately $160 million loans exceeded $2,951. At December 31, 2003, the maximum obligation for such guarantees was approximately $554 if total foreclosure losses on the entire pool of approximately $153 million loans exceeded $2,562. In exchange for this guarantee, PSB is paid a "credit enhancement" fee. These first mortgage loans are underwritten using standardized and conservative criteria on residential properties in PSB's local communities. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool. The central and northern Wisconsin residential real estate market has not experienced the run-up in home values seen by other parts of the country. The average residential first mortgage originated by PSB under the FHLB program was approximately $121 in 2004 and $100 during 2003. Management does not expect to be significantly impacted by loss exposure if housing values drop from a substantial increase in future mortgage lending rates.

Real estate construction loans grew $669, or 1.8% during 2004 compared to growth of $11,587, or 44.4% during 2003. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. PSB retains permanent financing on these projects following completion of construction in a majority of cases.

Installment loans to consumers and individuals totaled $6,482 at December 31, 2004, down $1,246 from $7,728 at 2003. December 31, 2003 consumer loans were down $2,711 from $10,439 at year-end 2002. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. PSB experiences extensive competition from local credit unions offering low rates on installment loans and has directed resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending during the past several years. However, as short-term rates were low, many customers appeared to borrow on a tax deductible home equity line of credit for many purposes funded by a consumer installment loan in the past. Total home equity and installment loans were $18,102, $16,980, and $17,713 at December 31, 2004, 2003, and 2002, respectively.

The following table categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2004, no concentrations existed in PSB's portfolio in excess of 10% of total loans.
                                       29

Table 14:  Loan Maturity Distribution and Interest Rate Sensitivity

                                                                Loan Maturity
As of December 31, 2004:                              One year  Over one year     Over
                                                       or less  to five years  five years
Commercial, industrial, municipal, and agricultural   $ 49,277  $  22,617       $   562
Commercial real estate mortgage                         61,923     78,871         5,062
Real estate construction                                38,308          -             -
Residential real estate mortgage                        17,205     32,474        33,017
Residential real estate mortgage held for sale             342          -             -
Residential real estate home equity                     11,620          -             -
Consumer and individual                                  2,912      3,098           472
Totals                                                $181,587   $137,060       $39,113

Fixed rate                                                   -   $129,522       $39,113
Variable rate                                                -      7,538             -
Totals                                                       -   $137,060       $39,113

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. During 2004, the allowance for loan losses increased as net loan charge-offs declined significantly compared to the prior year, while provisions increased slightly. During 2003 the allowance for loan losses as a percentage of gross loans declined due to an improvement in portfolio quality and charge-off of a significant problem loan identified during 2002. As of December 31, 2004, the allowance for loan losses as a percentage of total loans outstanding was 1.19% and was 148.3% of nonperforming loans, compared to 1.15% and 106.0%, respectively, at December 31, 2003. In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

Table 15: Loan Loss Experience

                                                      Years ended December 31
                                           2004      2003      2002      2001     2000
Average balance of loans for period    $329,133   $282,006  $249,247  $226,819  $207,527
Allowance for loan losses at
beginning of year                        $3,536     $3,158    $2,969    $2,407    $2,099

Loans charged off:
Commercial, industrial, municipal,
   and agricultural                         116        243       628       148       250
Commercial real estate mortgage               -          -         -         -         -
Residential real estate mortgage             85        170       201        75        14
Consumer and individual                      65        109       156       107        51
Total charge-offs                           266        522       985       330       315

                                       30

Table 15: Loan Loss Experience (Continued)
                                                        Years ended December 31
                                                2004    2003    2002      2001     2000
Recoveries on loans previously charged-off:
Commercial, industrial, municipal,
   and agricultural                               1      44      33         1       16
Commercial real estate mortgage                   -       -       -         -        -
Residential real estate mortgage                 10       5       6         -        3
Consumer and individual                          21      16      25         1        4
Total recoveries                                 32      65      64         2       23

Net loans charged-off                           234     457     921       328      292
Provision for loan losses                       855     835   1,110       890      600

Allowance for loan losses at
end of year                                  $4,157  $3,536  $3,158    $2,969   $2,407

Ratio of net charge-offs
during the year to average loans               0.07%   0.16%   0.37%     0.14%    0.14%

Ratio of allowance for loan losses
to loans receivable at end of year             1.19%   1.15%   1.22%     1.24%    1.06%

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

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in the following table. The allocation methodology applied by PSB focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk and by loan type. PSB combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.
                                       31

Table 16:  Allocation of Allowance for Loan Losses as of December 31,

                                   2004            2003             2002            2001             2000
                                      % of            % of              % of            % of             % of
                            Dollar principal Dollar principal Dollar principal Dollar principal Dollar principal
Commercial, industrial,
 municipal and agricultural $1,989   2.75%   $2,002   2.99%   $1,919   2.97%   $1,738   2.69%    $1,467  2.05%
Commercial real estate
 mortgage                    1,635   0.89%    1,022   0.62%      569   0.45%      417   0.43%       87   0.16%
Residential real estate
 mortgage                      221   0.23%      205   0.27%      167   0.27%      174   0.26%      162   0.19%
Consumer and individual         62   0.96%       52   0.67%       72   0.69%       89   0.71%      369   2.34%

Impaired loans                 250  17.73%      255  15.67%      431  30.33%      551  26.09%      322  16.94%
Unallocated                      -                -                -               -                 -

Totals                      $4,157           $3,536           $3,158           $2,969           $2,407

Net loans charged off declined to .07% of average loans during 2004 compared to ..16% in 2003 and .37% for 2002. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. During 2002, PSB was notified of the bankruptcy of a large commercial loan customer in which it was not the lead lender. Due to inadequate collateral protection, an additional $270 of loan loss provisions were recorded during 2002 to cover estimated principal losses not specifically identified and reserved previously. A charge-off of $376 was also recorded during 2002 on this relationship. During 2003, the remaining principal balance of $211 on this relationship (fully reserved in the allowance for loan losses at December 31, 2002) was charged off during 2003. Separate from these charge-offs, net charge-offs to average loans would have been .09% during 2003 and .22% during 2002.

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans including those defined as impaired under current accounting standards, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

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
                                       32

Table 17:  Nonperforming Loans and Foreclosed Assets

                                                              December 31,
                                               2004    2003    2002     2001     2000
Nonaccrual loans not considered impaired     $1,555  $1,898    $750   $1,801   $1,123
Nonaccrual impaired loans                       619   1,221   1,036    1,235      803
Accruing loans past due 90 days or more           -       -       -        -        -
Restructured loans                              628     216     647      999    1,348

Total non-performing loans                   $2,802  $3,335  $2,433   $4,035   $3,274

Foreclosed assets                            $    7  $   84  $  573   $  421   $   17

Impaired loans accruing income               $  791  $  406  $  385   $  877   $1,098

Total non-performing loans as a percent
    of gross loans receivable                  0.80%   1.08%   0.94%    1.68%    1.44%

Nonperforming loans at December 31, 2004, decreased by $533 to $2,802 from $3,335 at December 31, 2003. Nonperforming loans to gross loans was .80% at December 31, 2004, compared to 1.08% at December 2003. PSB also tracks delinquencies on a contractual basis quarter to quarter since some problem loans currently making payments remain on non-accrual status until ongoing ability to repay according to the contract is shown. Loans contractually delinquent 30 days or more as a percentage of gross loans were .56% at December 2004 compared to .63% at December 2003 and .87% at December 2002. Management continues to work aggressively with problem credits and expects the level of non performing loans to total loans and net charge-offs to average loans during 2005 to be similar to that seen during 2004.

Interest payments on nonaccrual and impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 2004 if all such loans had been current throughout the year in accordance with their original terms was $181 in comparison to $96 actually collected. The total reduction in interest income during 2003 and 2002 as a result of discontinuing the accrual of interest on loans that are delinquent for 90 days or more was $142 and $54, respectively.

OFF BALANCE SHEET ARRANGEMENTS

As described previously, PSB serviced residential mortgage loans of $160,225 at December 31, 2004, and $152,718 at December 31, 2003 which have been sold to the FHLB under the MPF Program and are not included on PSB's balance sheet. As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2003, the maximum obligation for such guarantees would be approximately $743 if total foreclosure losses on the entire pool of approximately $160 million loans exceeded $2,951. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to
                                       33
charge-offs in excess of the FHLB 1% loss pool. Therefore, PSB does not maintain any recourse liability for possible losses.

Under bank regulatory capital rules, this recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. The majority of the recourse loans held at December 31, 2004 require risk capital at least equal to 8% of PSB recourse obligation. However, the loan program used by PSB since October 2003 requires risk capital equal to the recourse obligation (the original MPF program used by PSB has expired and all new loans are originated under this new capital arrangement). As of December 31, 2004, the amount of risk based capital needed to be considered well-capitalized under prompt correction action provisions increased $288 due to the MPF recourse obligation. During 2005, as new loans continue to be originated under the new program, risk based capital needs will increase equal to additional recourse obligation. However, in light of the existing capital structure of PSB, plans to increase regulatory capital, and anticipated activity in loan originations during 2005, management does not expect these capital requirements to impact operations in the near-term.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 14 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

LIQUIDITY AND CAPITAL RESOURCES

PSB has experienced substantial internal asset growth during the past several years while maintaining similar equity capital related to asset size. During 2004, this growth was funded primarily by retail and large local depositors, while in 2003 and 2002, this growth was funded primarily by wholesale depositors and FHLB advances. These sources of wholesale funding are limited both by the wholesale lender's ability to raise individual depositor funds and by internal policy limitations on aggregate exposure to use of such funds. Increased loans to customers have been the significant use of these funds. The table below outlines in summary form the sources and uses of cash for the three years ending December 31, 2004. These sources and uses of funds and their impact on past and future growth is discussed in depth later in this analysis of liquidity.

Table 18:  Summary Sources and Uses of Cash
                                                                         2004     2003     2002
Cash flows from operating activities                                   $ 4,939   $7,392   $6,247
Payment of dividends to shareholders and purchase of treasury stock     (1,662)  (1,551  $(1,338)

Operating cash flow retained by PSB                                      3,277    5,841    4,909
Additional financing received from retail and local depositors, net     36,633    9,995    9,665
Additional financing received from wholesale depositors, net             5,178    8,589   14,530
Proceeds from additional FHLB advances                                   5,000    9,000        -
Proceeds from additional other borrowings, net                               -    7,173        -
Proceeds from additional capital received from shareholders                 63        -       52

Cash flow retained from operations and financing before
   debt repayment                                                       50,151   40,598   29,156
Repayment of other borrowings, net                                      (1,910)       -   (1,025)

Cash flow retained from operations and financing after debt repayment   48,241   40,598   28,131
Funds received from sale and maturities of investment securities, net    2,726    7,368        -
Proceeds from sale of nonmonetary assets                                    47      280      279

Cash flows available for investing activities                           51,014   48,246   28,410

Funds loaned to customers, net                                         (40,377) (48,959) (20,923)
Funds invested in securities, net                                            -        -   (9,528)
Funds used to purchase Federal Home Loan Bank stock                       (271)       -        -
Capital expenditures                                                    (5,969)  (1,912)  (1,957)

Cash flows used in investing activities                                (46,617) (50,871) (32,408)

Net increase (decrease) in cash held at beginning of year                4,397   (2,625)  (3,998)
Cash and cash equivalents at beginning of year                          18,927   21,552   25,550

Cash and cash equivalents at end of year                               $23,324  $18,927  $21,552

DEPOSITS

Core retail deposits are PSB's largest source of funds. PSB considers core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100. Core retail deposits represented 54.7%, 55.7%, and 59.1% of total assets as of December 31, 2004, 2003, and 2002, respectively. Growth in local retail core deposits has been modest during the past several years. PSB's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. To continue asset growth, deposit growth was supplemented by additional wholesale certificate of deposits (in additional to additional FHLB advances). The following table outlines the average distribution of deposits during the three years ending December 31, 2004.

Table 19:  Average Deposits Distribution

                                             2004               2003              2002
                                             Interest           Interest           Interest
                                    Amount  Rate paid Amount   Rate paid  Amount  Rate paid
Noninterest bearing
demand deposits                    $49,600     n/a    $46,876      n/a    $38,031      n/a

Interest bearing demand
and savings deposits                52,982    0.70%    40,518     0.61%    32,536     1.04%

Money market demand deposits        66,494    0.92%    69,238     1.00%    73,629     1.44%

Retail and local time deposits     110,925    2.77%    99,851     3.19%    99,982     4.12%

Wholesale time deposits             56,042    3.09%    44,232     3.46%    32,866     4.02%

Totals                            $336,043    1.72%  $300,715     1.88%  $277,044     2.47%
Average retail deposit growth         9.17%              5.04%              n/a*
Average total deposit growth         11.75%              8.54%              11.24%

*Prior to 2002, PSB did not maintain separate information on average balance of wholesale time deposits and related interest expense.

Due to the increasingly competitive nature of time deposit funding, both locally and nationally, PSB believes transactional based deposits to be the best source of low-cost funding in the long-term. Such personal and commercial deposits are attracted and retained through factors other than interest rate alone, including high level of customer service, network of deposit taking branches, and convenience of use, and provide a high level of fee based income and available short-term liquidity via clearing float. Therefore, PSB actively promotes transactional based deposit products. This emphasis is reflected in an increase in average noninterest bearing demand deposits during the past several years.

During 2004 and 2003, average interest bearing demand deposits increased due to new municipal and government agency deposits, many of which require pledging of security collateral. During 2004, PSB committed greater resources to expand deposits from municipalities and governments. As of December 31, 2004, deposits from governmental entities totaled approximately $21,117. However, due to limitations on securities available for pledging, the level of municipal deposit growth seen during 2004 and 2003 may not be repeated during 2005.

Retail time deposits increased substantially during 2004 in large part due to large local deposits collected under the "Certificate of Deposit Account Registry System" (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters. Average balances of CDARS deposits were $5,022 during 2004 and $67 during 2003. PSB became a member of this program during 2003. For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings. However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between PSB and its local customer. Accordingly, these deposits are included as "Retail time deposits $100 and over" in Table 20.

During much of 2003 and 2002, rates (including broker fees) on broker deposits were less than local retail deposits for equivalent terms. During 2003, the average rate paid on wholesale deposits was greater than the rate paid on retail time deposits because, in general, wholesale deposit original terms were greater than those typically seen on retail time deposits. During 2003 and 2002, various larger commercial loans were offered at longer-term fixed rate financing terms (typically 5 years) that were simultaneously funded by similar term wholesale deposits. Because the average term on wholesale certificates was longer than local certificates, the wholesale yield increased relative to local time deposits during 2003.

Table 20:  Period-End Deposit Composition

                                                         December 31,
                                                 2004                    2003
                                           $           %          $             %
Non-interest bearing demand           $  51,635      14.4%  $  50,563        16.0%
Interest-bearing demand and savings      64,574      18.0%     46,797        14.8%
Money market deposits                    68,666      19.2%     70,879        22.4%
Retail time deposits less than $100      63,993      17.8%     59,422        18.7%

Total core deposits                     248,868      69.4%    227,661        71.9%
Retail time deposits $100 and over       55,459      15.5%     40,033        12.7%
Broker & national time deposits
   less than $100                         4,594       1.3%     10,221         3.2%
Broker & national time deposits $100
   and over                              49,304      13.8%     38,499        12.2%

Totals                                 $358,225     100.0%   $316,414       100.0%

Table 21:  Change in Deposit Composition
                                                     December 31,    % Change from prior year
                                                   2004       2003      2004      2003
Total time deposits $100 and over                $104,763   $78,532     33.4%     19.7%
Total broker and national time deposits            53,898    48,720     10.6%     21.4%
Total retail time deposits                        119,452    99,455     20.1%      0.2%
Core deposits, including money market deposits    248,868   227,661      9.3%      3.8%

Large time deposits and wholesale broker deposits continue to grow as a percentage of total deposits and were 24.0% and 21.7% of total assets at December 31, 2004, and 2003, respectively. Growth in retail time deposits and local "core" deposits has been low relative to overall asset growth. During late 2004, PSB created a new Treasury Management product team in part to organize collection of non-maturity deposits from municipalities and corporate cash management accounts and lessen reliance on large CD deposits as a primary funding source. PSB believes it has competitively priced deposit products in its local markets and will seek to actively promote them during 2005. However, based on expected asset growth in existing and new markets during 2004, management believes broker wholesale funding will continue to be used during 2005.

PSB policy allows broker funds to be used up to 20% of total assets. Available and unused broker deposits were approximately $37,097 and $33,067 at December 31, 2004 and 2003, respectively, under this policy. The table below outlines maturities of time deposits of $100 or more, including broker and retail time deposits. Management is aware of the potential volatility of broker deposits due to funds flowing out of the banking system and into other investment vehicles, and other factors, that could increase the incremental cost of obtaining these types of deposits. Broker deposits represent just one potential financing source in addition to FHLB advances and repurchase agreements.

Table 22:  Maturity Distribution of Certificates of Deposit of $100 or More at
December 31, 2004

                                              Balance        Rate
3 months or less                           $  16,037         2.13%
Over 3 months through 6 months                19,517         2.75%
Over 6 months through 12 months               22,885         2.71%
Over 1 year through 5 years                   40,832         3.93%
Over 5 years                                   5,492         4.54%
Totals                                      $104,763         3.20%

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

Table 23:  Contractual Obligations at December 31, 2004

                                                                      Payments due by period
                                                  Total   < 1 year    1-3 years   3-5 years   > 5 years
Time deposits                                   $173,350   $101,171    $53,309     $13,313     $5,557
Long-term Federal Home Loan Bank advances         52,000     26,000      5,000      21,000          -
Other long-term borrowings                         6,100      2,417      2,256       1,427          -
Deferred compensation and retirement agreements      347         10          3           -        334
Post-retirement health insurance benefits plan       272          -          -           -        272
Branch bank operating lease commitments               61         46         15           -          -
Premises and equipment purchase commitments          300        300          -           -          -

Total contractual obligations                   $232,430   $129,944    $60,583     $35,740     $6,163

                                       38
LIQUIDITY, FUNDING SOURCES, AND INTEREST RATE SENSITIVITY

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, and use of wholesale time deposits. The following table outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2004 and 2003. During 2005, PSB expects total net asset growth from existing and new market locations to be approximately $45 million, a significant portion of which will be funded by use of funding sources other than deposits.

Table 24:  Available but Unused Funding Sources other than Retail Deposits:

                                                     2004                   2003
As of December 31,                         Unused, but  Amount    Unused, but  Amount
                                            Available    Used      Available    Used
Overnight federal funds purchased            $22,500  $     -       $22,500  $      -
FHLB advances under blanket mortgage lien     14,855    52,000        8,165    47,000
Repurchase agreements                         12,871     8,565       25,458    10,475
Wholesale market time deposits                37,097    53,898       33,067    48,720

Total available but unused funds             $87,323  $114,463      $89,190  $106,195

Overnight federal funds purchased totaling $22,500 are available through three primary correspondent banks. These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds. During 2004, average daily federal funds purchased were $2,140 compared to $2,579 during 2003. The cost of these funds is subject to change based on changes in the discount rate as determine by the Federal Reserve. PSB may maintain a continuous position in overnight federal funds purchased up to 60 days before amounts must be liquidated for at least one business day. Consideration of the need for federal funds purchased is part of PSB's daily cash management and funding procedures and represents the first source of liquidity as needed.

Under the existing credit line with the FHLB described in Item 8, Note 9 of the Notes to Consolidated Financial Statements, PSB may borrow up to 61% of qualifying existing mortgage loan collateral. In addition, PSB may pledge certain investment securities to obtain additional funding under repurchase agreement. FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Therefore, existing high cost FHLB advances borrowed prior to 2001 were not refinanced in the substantially lower long term rate market experienced during 2004 and 2003. FHLB advance funding may be obtained for various terms on a daily basis at PSB's request, and represents PSB's second source of liquidity as needed after federal funds purchased.

Repurchase agreements represent overnight and long-term funding in exchange for securities owned by PSB for a designated time period for an agreed upon interest rate. Item 8, Note 10 of the Notes to Consolidated Financial Statements outlines the activity in these other borrowings and federal funds
                                       39
purchased during the three years ending December 31, 2004. Although PSB does not currently have any repurchase agreements with the FHLB, it does have a written agreement providing for their use in exchange for securities held. An additional $12,871 and $25,458 of FHLB funding could be obtained upon pledge of these available securities as of December 31, 2004, and 2003, respectively.

As described in the changes in deposits and deposit activity above, wholesale broker deposits have represented a growing source of asset growth funding during the past several years. PSB's policy allows up to 20% of assets to be funded with wholesale time deposits. Wholesale time deposits as a percentage of assets were 11.8%, 11.9%, and 10.8% of total assets at December 31, 2004, 2003, and 2002, respectively.

PSB's Asset-Liability Management process provides a unified approach to management of liquidity, capital, and interest rate risk, and to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 25 represents PSB's earning sensitivity to changes in interest rates at December 31, 2004. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment. The following repricing methodologies should be noted in Table 25:

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

Table 25 reflects a nearly neutral gap position in essentially all individual categories until those beyond 1 year. The cumulative one-year gap ratio as of December 31, 2004 is positive at 101.0% compared to 110.4% at December 31, 2003. A significant factor in PSB's ability to match the repricing of assets and liabilities in line with the expectations in the table is the ability to delay increases in interest rates paid on "core" deposits such as NOW, statement savings, and MMDA accounts when market rates begin to increase. PSB conducts incremental cost analysis of various sources of funding on an ongoing basis and will rely on such analysis to slow core deposit interest rate growth until adjustable rate loan rates benefits from future increases in the prime lending rate.
                                       40

Table 25:  Interest Rate Sensitivity Gap Analysis

                                                                December 31, 2004
                                  0-90 Days 91-180 days 181-365 days 1-2 yrs. Bynd 2-5 yrs. Bynd 5 yrs.  Total
Earning assets:
  Loans                            $118,470   $ 35,070   $ 42,683   $ 56,821   $ 78,491    $ 16,887   $348,422
  Securities                          6,225      3,844      7,087     14,339     24,282      13,117     68,894
  FHLB stock                          2,874                                                              2,874
  Other earning assets               10,644                                                             10,644

Total                              $138,213   $ 38,914   $ 49,770   $ 71,160   $102,773    $ 30,004   $430,834
Cumulative rate
  sensitive assets                 $138,213   $177,127   $226,897   $298,057   $400,830    $430,834

Interest-bearing liabilities
  Interest-bearing deposits        $119,104   $ 32,659   $ 41,922   $ 31,600   $ 34,891    $ 46,414   $306,590
  FHLB advances                      18,000      6,000      2,000          -     26,000           -     52,000
  Other borrowings                    3,482        346      1,053      1,050      2,634           -      8,565

Total                              $140,586   $ 39,005   $ 44,975   $ 32,650   $ 63,525    $ 46,414   $367,155
Cumulative interest
  sensitive liabilities            $140,586   $179,591   $224,566   $257,216   $320,741    $367,155

Interest sensitivity gap for
  the individual period            $ (2,373)  $    (91)  $  4,795   $ 38,510   $ 39,248    $(16,410)
Ratio of rate sensitive assets to
  rate sensitive liabilities for
  the individual period                98.3%      99.8%     110.7%     217.9%     161.8%       64.6%

Cumulative interest
  sensitivity gap                  $ (2,373)  $ (2,464)  $  2,331   $ 40,841   $ 80,089    $ 63,679
Cumulative ratio of rate sensitive
  assets to rate sensitive
  liabilities                          98.3%      98.6%     101.0%     115.9%     125.0%      117.3%

PSB uses financial modeling techniques to measure interest rate risk. These policies are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. PSB also uses various policy measures to assess adequacy of liquidity and interest rate risk as described below.

BASIC SURPLUS

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. PSB's policy is to maintain a basic surplus of at least 5%. Basic surplus was 7.1% and 8.0% at December 31, 2004, and 2003, respectively. The decline in basic surplus during 2004 was due primarily to lower levels of securities available for deposit pledging.
                                       41
INTEREST RATE RISK LIMITS

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Changes in interest rates are assumed to be a parallel yield curve shift fully implemented over a 12 month time frame. PSB's policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. The projected increase (decrease) in net interest income on the existing balance sheet for the next 12 months if rates increased 200 basis points was (.04%) and 3.17% at December 31, 2004, and 2003, respectively. The projected decrease in net interest income for the next 12 months if rates decreased 100 basis points was 2.15% and 2.50% at December 31, 2004, and 2003, respectively.

CORE FUNDING UTILIZATION

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the
guidelines for interest rate risk limits exposure described previously.   PSB's
core fund utilization ratio after a projected 200 basis point increase in rates was 46.49% and 46.53% at December 31, 2004, and 2003, respectively.

CAPITAL ADEQUACY

PSB is required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Refer to Item 8, Note 16 of the Notes to Consolidated Financial Statements for these requirements and PSB's current capital position relative to these requirements. The primary increase in stockholders' equity during the three years ending December 31, 2004 has been retained net income not distributed to shareholders. Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Refer to Item 8, Statement of Changes in Stockholder's Equity in the Consolidated Financial Statements for detailed activity in the capital accounts. Average tangible regulatory Tier 1 leverage capital was 7.55%, 7.86%, and 7.66% during 2004, 2003, and 2002, respectively. The following table presents a reconciliation of stockholders' equity as presented in the December 31, 2004, 2003, and 2002 consolidated balance sheets to regulatory capital.
                                       42

Table 26:  Capital Ratios

                                                                      December 31,
                                                              2004        2003        2002
Stockholders' equity                                       $33,616     $32,141     $29,302
Disallowed mortgage servicing right assets                     (84)        (81)        (70)
Unrealized (gain) loss on securities available for sale       (384)       (844)     (1,306)

Tier 1 regulatory capital                                   33,148      31,216      27,926
Add: allowance for loan losses                               4,157       3,536       3,158

Total regulatory capital                                   $37,305     $34,752     $31,084

Total assets                                              $454,974    $408,933    $371,468
Disallowed mortgage servicing right assets                     (84)        (81)        (70)
Unrealized (gain) loss on securities available for sale       (384)       (844)     (1,306)

Tangible assets                                           $454,506    $408,008    $370,092

Risk-weighted assets (as defined by current regulations)  $350,224    $318,005    $272,377

Tier 1 capital to average tangible assets (leverage ratio)    7.40%       7.83%       7.71%
Tier 1 capital to adjusted risk-weighted assets               9.46%       9.82%      10.25%
Total capital to adjusted risk-weighted assets               10.65%      10.93%      11.41%

On December 16, 2003, PSB declared a 5% stock dividend in additional to the regular semi-annual cash dividend. The stock dividend was paid to shareholders of record as of January 6, 2004 on January 29, 2004. All references in this Annual Report on Form 10-K to the number of common shares and per share amounts for 2004, 2003, and 2002 have been restated to reflect the 5% stock dividend.

PSB maintains an incentive stock option plan approved by shareholders during 2001 as described in Item 8, Note 15 of the Notes to Consolidated Financial Statements. As of December 31, 2004, all shares available under the plan have been granted and no shares of common stock remained reserved for future grants.

PSB pays a regular semi-annual cash dividend as described in Item 5 of this Annual Report of Form 10-K. In addition, PSB maintains an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report of Form 10-K. Although PSB is currently purchasing treasury shares under the buyback program, management is pursuing a growth strategy which may require significant capital to be maintained to support asset growth. Therefore, large scale stock buybacks or dividend payments substantially in excess of past periods are not anticipated.

Based on expected asset growth during 2005, PSB expects to approach the "Well-Capitalized" minimum of 10% of risk-adjusted assets as defined by current regulation. Therefore, PSB is
                                       43
performing due diligence regarding various capital options to accommodate current and future growth. In particular, management believes participation in a pooled trust preferred capital offering to be the most cost effective way for PSB to support asset growth without diluting current shareholder ownership percentages. Participation in pooled trust preferred offerings occurs generally on a quarterly basis. Trust preferred capital securities may provide up to 25% of PSB's total Tier 1 regulatory capital. As of December, 31, 2004, PSB could utilize up to $10,900 of trust preferred securities as additional Tier 1 regulatory capital. Management monitors regulatory capital on a regular basis and is prepared to participate in a pooled trust preferred offering to remain well-capitalized during 2005 as needed.

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

   2. Commercial purpose loans are subcategorized into credit risk "grades" based on an internal determination of risk established during credit analysis and updated no less than annually. Determination of risk grades takes into account several factors including collateral, cash flow, borrower's industry environment, financial statement strength, and other factors. PSB uses four risk grades for non-problem commercial purpose loans.
                                       44
   3. Identified problem loans are classified into two additional risk grades and individually reviewed to determine specific reserves required for each relationship depending on the specific collateral and timing of cash flows to be received. The allowance for loan losses provided for these problem loans is based substantially on management's estimates related the value of collateral, timing of cash flows to be received from the borrower or sale of the collateral, and likelihood of the specific borrower's ability to repay all amounts due without foreclosure of collateral. Management updates the cash flow analysis of problem loan relationships quarterly.

   4. Other commercial loans not considered to be problem loans are assigned an estimated loan loss allowance based on historical "inherent" losses for loans of similar credit risk. These allowances range from .25% of principal to 2.5% of principal depending on the assigned credit risk grade. An inaccurate assignment of credit risk grade to a loan relationship could significantly increase the actual levels of allowances required for that loan, and therefore management's assigned of credit risk is a significant estimate. Management reviews actual long-term losses to the inherent losses assigned by credit risk grade and updates allowance percentages as needed.

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

   6. Similar to the residential real estate loan pool, consumer installment loans are assigned an estimated loss based on a flat percentage of principal outstanding. The percentage applied is based primarily on historical losses on similar consumer installment loan pools. An inaccurate estimate of inherent losses related to the consumer installment loan pool could significantly increase the actual levels of allowances required.

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded. If past due and problem loans are significantly rising, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized in the allowance for loan losses calculation by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools. As of December 31, 2004, there were no unallocated loan loss allowances recorded.

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

   2. PSB uses the discount approach to generate the initial value for the OMSR. It takes the average of the current dealer consensus on prepayment speeds as reported to Reuters or the
                                       45
       prepayment speed implied in the mortgage backed security prices for newly created loans along with other assumptions to general an estimate of future cash flows. The present value of estimated cash flows equals the fair value of the OMSR. PSB capitalizes the lower of fair value or cost of the OMSR. Other than the estimate of public dealer consensus of prepayment speeds, significant fair value and cost estimates include:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item 7A is set forth in Item 6, Selected Financial Data, and under subcaptions "Results of Operations," "Market Risk," "Net Interest Income," "Provision for Loan Losses," "Investment Portfolio," "Deposits," and "Liquidity and Interest Sensitivity" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR'S REPORT



Board of Directors
PSB Holdings, Inc.
Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of PSB's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

WIPFLI LLP

Wipfli LLP

January 21, 2005
Wausau, Wisconsin

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(dollars in thousands except per share data)
ASSETS                                                                        2004             2003

Cash and due from banks                                              $        12,680   $       13,754
Interest-bearing deposits and money market funds                               3,265            1,214
Federal funds sold                                                             7,379            3,959

Cash and cash equivalents                                                     23,324           18,927

Securities available for sale (at fair value)                                 68,894           72,472
Federal Home Loan Bank stock (at cost)                                         2,874            2,444
Loans held for sale                                                              342              207
Loans receivable, net of allowance for loan losses of $4,157
   and $3,536 in 2004 and 2003, respectively                                 343,923          304,339
Accrued interest receivable                                                    1,744            1,617
Foreclosed assets                                                                  7               84
Premises and equipment                                                        12,432            7,557
Mortgage servicing rights, net                                                   839              814
Other assets                                                                     595              472
TOTAL ASSETS                                                         $       454,974   $      408,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                              $        51,635   $       50,563
   Interest-bearing                                                          306,590          265,851
     Total deposits                                                          358,225          316,414

Federal Home Loan Bank advances                                               52,000           47,000
Other borrowings                                                               8,565           10,475
Accrued expenses and other liabilities                                         2,568            2,903
     Total liabilities                                                       421,358          376,792

Stockholders' equity:
  Common stock - No par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                                   1,887            1,887
   Outstanding - 1,719,593 and 1,733,398, respectively
  Additional paid-in capital                                                   9,672            9,694
  Retained earnings                                                           25,281           22,789
  Accumulated other comprehensive income                                         384              844
  Treasury stock, at cost - 167,586 and 153,781 shares, respectively         (3,608)          (3,073)
Total stockholders' equity                                                    33,616           32,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       454,974   $      408,933

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(dollars in thousands except per share data)


                                                                    2004              2003              2002
Interest and dividend income:
   Loans, including fees                                 $        19,207   $        17,964   $        18,022
   Securities:
     Taxable                                                       1,798             1,943             2,724
     Tax-exempt                                                      982               916               898
Other interest and dividends                                         215               227               271
Total interest income                                             22,202            21,050            21,915

Interest expense:
   Deposits                                                        5,783             5,651             6,836
   Federal Home Loan Bank advances                                 2,061             1,989             2,289
   Other borrowings                                                  269               229               149
Total interest expense                                             8,113             7,869             9,274

Net interest income                                               14,089            13,181            12,641
Provision for loan losses                                            855               835             1,110
Net interest income after provision for loan losses               13,234            12,346            11,531

Noninterest income:
   Service fees                                                    1,234             1,282             1,217
   Mortgage banking                                                  901             1,767             1,223
   Investment and insurance sales commissions                        484               434               250
   Net gain on sale of securities                                     97                80                 0
   Gain on curtailment of post-retirement benefit plan                 0               131                 0
   Other operating income                                            407               417               358
Total noninterest income                                           3,123             4,111             3,048

Noninterest expense:
   Salaries and employee benefits                                  6,189             5,952             4,927
   Occupancy and facilities                                        1,609             1,127             1,093
   Loss on abandonment of premises and equipment                     379                 0                 0
   Data processing and other office operations                       655               547               583
   Advertising and promotion                                         263               172               319
   Other operating expense                                         1,880             1,553             1,304
Total noninterest expense                                         10,975             9,351             8,226

Income before income taxes                                         5,382             7,106             6,353
Provision for income taxes                                         1,856             2,300             1,988
Net income                                               $         3,526   $         4,806   $         4,365
Basic earnings per share                                 $          2.04   $          2.76   $          2.48
Diluted earnings per share                               $          2.03   $          2.74   $          2.48

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(dollars in thousands except per share data)

                                                                           ACCUMULATED
                                                  ADDITIONAL                   OTHER
                                       COMMON     PAID-IN      RETAINED     COMPREHENSIVE   TREASURY
                                       STOCK      CAPITAL      EARNINGS     INCOME (LOSS)     STOCK      TOTALS
Balance, January 1, 2002              $  1,805    $  7,159      $ 18,186      $   491     $   (2,291)  $ 25,350
Comprehensive income:
 Net income                                                        4,365                                  4,365
 Unrealized gain on securities
available for sale, net of tax of $470                                            815                       815
 Total comprehensive income                                                                              5,180
Purchase of treasury stock                                                                      (394)      (394)
Proceeds from stock options issued
   out of treasury                                      (9)                                       60         51
Distribution of treasury stock in
   payment of director fees                                                                       60         60
Cash dividends declared $.54 per share                              (944)                                  (944)
Balance, December 31, 2002               1,805       7,150        21,607        1,306         (2,565)    29,303
Comprehensive income:
  Net income                                                       4,806                                  4,806
  Unrealized loss on securities
    available for sale, net of tax of
    $253                                                                         (414)                     (414)
  Reclassification adjustment for
    net security gains, included in
      net income, net of tax of $32                                               (48)                      (48)
  Total comprehensive income                                                                              4,344
Purchase of treasury stock                                                                      (553)      (553)
 Distribution of treasury stock in
  payment of director fees                                                                        45         45
  Stock dividend declared-5% of shares      82       2,544        (2,626)
Cash dividends declared $.57 per share                              (998)                                  (998)
Balance, December 31, 2003               1,887       9,694        22,789          844         (3,073)    32,141
Comprehensive income:
  Net income                                                       3,526                                  3,526
  Unrealized loss on securities
  available for sale, net of tax of                                              (401)                     (401)
    $212
  Reclassification adjustment for
    net security gains, included in
      net income, net of tax of $38                                               (59)                      (59)
  Total comprehensive income                                                                              3,066
Purchase of treasury stock                                                                      (628)      (628)
Proceeds from stock options
issued out of treasury                                 (22)                                       85         63
Distribution of treasury stock in
  payment of director fees                                                                         8          8
Cash dividends declared $.60 per share                            (1,034)                                (1,034)
Balance, December 31, 2004            $  1,887    $  9,672      $ 25,281      $   384     $   (3,608)  $ 33,616

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(dollars in thousands except per share data)

                                                                    2004           2003           2002
Cash flows from operating activities:
   Net income                                               $        3,526 $        4,806 $        4,365
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Provision for depreciation and net amortization                 1,298          1,763            859
     Provision for deferred income taxes                                23              0            360
     Provision for loan losses                                         855            835          1,110
     Proceeds from sales of loans held for sale                     41,321        132,845         94,252
     Originations of loans held for sale                           (41,093)      (130,874)       (93,146)
     Gain on sale of loans                                            (697)        (2,021)        (1,492)
     Provision for (recapture of) mortgage servicing right
        valuation allowance                                             16            (25)           115
     Net (gain) loss on sale of premises
       and equipment                                                    (3)             0             24
     Loss on abandonment of premises and equipment                     379              0              0
     Realized gain on sale of securities available for sale            (97)           (80)             0
     Net (gain) loss on sale of foreclosed assets                      (29)             9            (28)
     Federal Home Loan Bank stock dividends                           (159)          (180)          (114)
     Changes in operating assets and liabilities:
       Accrued interest receivable                                    (127)           115            141
       Other assets                                                    103            285           (308)
       Accrued expenses and other liabilities                         (377)           (86)           109
Net cash provided by operating activities                            4,939          7,392          6,247
Cash flows from investing activities:
   Proceeds from sale and maturities of:
     Held-to-maturity securities                                         0              0          1,000
     Available-for-sale securities                                  19,444         46,515         20,737
   Payment for purchase of:
     Held-to-maturity securities                                         0              0         (1,758)
     Available-for-sale securities                                 (16,718)       (39,147)       (29,507)
   Purchase of Federal Home Loan Bank stock                           (271)             0              0
   Net increase in loans                                           (40,377)       (48,959)       (20,923)
   Capital expenditures                                             (5,969)        (1,912)        (1,957)
   Proceeds from sale of premises and equipment                          3              0              1
   Proceeds from sale of foreclosed assets                              44            280            278
Net cash used in investing activities                              (43,844)       (43,223)       (32,129)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(dollars in thousands except per share data)

                                                                2004            2003            2002
   Cash flows from financing activities:
     Net increase in non-interest-bearing deposits      $        1,072  $        5,106  $        3,950
     Net increase in interest-bearing deposits                  40,739          13,478          20,245
     Net increase (decrease) in other borrowings                (1,910)          7,173          (1,025)
     Proceeds from issuance of long-term FHLB advances          15,000          25,000               0
     Repayments of long-term FHLB advances                     (10,000)        (16,000)              0
     Dividends declared                                         (1,034)           (998)           (944)
     Proceeds from issuance of stock options                        63               0              52
     Purchase of treasury stock                                   (628)           (553)           (394)

   Net cash provided by financing activities                    43,302          33,206          21,884

Net increase (decrease) in cash and cash equivalents             4,397          (2,625)         (3,998)
Cash and cash equivalents at beginning                          18,927          21,552          25,550

Cash and cash equivalents at end                        $       23,324  $       18,927  $       21,552

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                           $        7,935  $        8,088  $        9,508
     Income taxes                                                1,935           2,265           1,700

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans charged off                                    $          266  $          522  $          985
   Loans transferred to foreclosed assets                            0             178             839
   Loans originated on sale of foreclosed assets                   110             379             531
   Distribution of treasury stock in payment of
     director fees                                                   8              45              60
   Transfer of held-to-maturity securities to the
     available-for-sale category                                     0               0          21,057
   Transfer of equity from retained earnings for
     5% stock dividend                                               0           2,626               0

See accompanying notes to consolidated financial statements.
                                       52
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands except per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

PSB Holdings, Inc., operates Peoples State Bank, a full-service financial institution with a primary service area including, but not limited to, Marathon, Oneida, and Vilas Counties, Wisconsin. It provides a variety of banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial property and casualty insurance.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PSB Holdings, Inc. and its subsidiary Peoples State Bank. Peoples State Bank owns and operates a Nevada subsidiary, PSB Investments, Inc., to manage the Bank's investment securities. The Bank also owns and operates a limited liability company, Peoples Insurance Services, LLC, an insurance agency offering commercial property and casualty insurance. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of PSB conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. Any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

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

SECURITIES

Securities are assigned an appropriate classification at the time of purchase in accordance with management's intent. Securities held to maturity represent those debt securities for which PSB has the positive intent and ability to hold to maturity. PSB has no held to maturity securities.

Trading securities include those securities bought and held principally for the purpose of selling them in the near future. PSB has no trading securities.

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources.
                                       53
Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders' equity.

Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

FEDERAL HOME LOAN BANK STOCK

As a member of the Federal Home Loan Bank (FHLB) system, PSB is required to hold stock in the FHLB based on asset size and the anticipated level of borrowings to be advanced to PSB. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

LOANS HELD FOR SALE

PSB sells substantially all long-term fixed-rate single-family mortgage loans it originates to the FHLB. The gain or loss associated with sales of single-family mortgage loans is recorded as a component of mortgage banking revenue.

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

In sales of mortgage loans to the FHLB, PSB retains a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee. When applicable, PSB records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in PSB's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to "Allowance for Loan Losses").

LOANS

Loans that management has the intent to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being
                                       54
placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the estimated life of the underlying loan.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred based on events that have occurred as of the balance sheet date. The allowance is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

MORTGAGE SERVICING RIGHTS

PSB continues to service most single-family mortgage loans it sells to the FHLB. Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for
                                       55
taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. PSB generally earns a servicing fee of 25 basis points on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float. Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

PSB records originated mortgage servicing rights (OMSR) as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained. The initial value recorded for OMSR is based on the relative values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments. In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization. As a result of the latter charges, there may be considerable variation in amortization of OMSR from period to period depending on actual customer prepayment activity. In general, however, variations in the amortization of OMSR will offset to some degree opposite changes in gains or losses on sales of single-family mortgage loans, as previously described (refer to "Loans Held for Sale").

The carrying value of OMSR recorded in PSB's Consolidated Balance Sheets ("mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, PSB stratifies the loans by year of origination, term of the loan, and range of interest rates within each term. If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against PSB's loan servicing fee income, which is included as a component of mortgage banking revenue. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this inconsistent treatment, PSB may be required to maintain a valuation allowance against MSRs even though the estimated fair value of PSB's total MSR portfolio exceeds its carrying value in total. The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets varying primarily from 30 to 40 years on buildings, 5 to 10 years on furniture and equipment, and 3 years on computer hardware and software. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.
                                       56
FORECLOSED ASSETS

Real estate and other property acquired through, or in lieu of, loan foreclosure are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

RETIREMENT PLANS

PSB maintains a defined contribution 401(k) profit sharing plan which covers substantially all full-time employees.

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

ADVERTISING AND PROMOTIONAL COSTS

Costs relating to PSB's advertising and promotion are generally expensed when paid.

RATE LOCK COMMITMENTS

PSB enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Rate lock commitments are recorded only to the extent of fees received since recording the estimated fair value of these commitments would not have a significant impact on the consolidated financial statements.

SEGMENT INFORMATION

PSB, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning. While PSB's chief decision makers monitor the revenue streams of various PSB products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of PSB's banking operations are considered by management to be aggregated in one reportable operating segment.
                                       57
STOCK-BASED COMPENSATION

Generally accepted accounting principles encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. At December 31, 2004, the rules also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, effective during the quarter ending September 30, 2005, GAAP will change to require all stock-based compensation to be reflected as income (refer to "Future Accounting Changes").

PSB follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and uses the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                       2004          2003          2002
Net income, as reported                         $      3,526  $      4,806  $      4,365
Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                              0             0             0
Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method for all awards,
   net of related tax effects                              0             0            (9)

Pro forma net income                            $      3,526  $      4,806  $      4,356

Earning per share - Basic and diluted

   As reported:
     Basic                                      $       2.04  $       2.76  $       2.48
     Diluted                                    $       2.03  $       2.74  $       2.48

   Pro forma:
     Basic                                      $       2.04  $       2.76  $       2.48
     Diluted                                    $       2.03  $       2.74  $       2.47

                                       58
The fair value of stock options granted in 2002 was estimated at the date of grant using the Black-Scholes methodology. No options were granted in 2004 and 2003. The following assumptions were made in estimating the fair value for options granted for the year ended December 31, 2002:

                                         2002

Dividend yield                           2.75%
Risk-free interest rate                  3.83%
Weighted average expected life (years)    10
Expected volatility                     7.59%

The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $1.90 per share for options granted in 2002.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets.

FUTURE ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board (FASB) amended Statement of Financial Accounting Standards (SFAS) No. 123 Share-Based Payment in part to require all share-based awards and compensation to be reflected in earnings. The amendment is effective for PSB during the quarter ending September 30, 2005. The change is not expected to have a material effect on PSB's financial condition or results of operations.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 CHANGES IN ACCOUNTING PRINCIPLES

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued, including standby letters of credit issued by PSB to customers in the normal course of lending operations. In certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. FASB Interpretation No. 45 was effective for PSB during 2003, but its adoption did not have a material effect on PSB's financial condition or results of operations.
                                       59

NOTE 3 CASH AND DUE FROM BANKS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The total required reserve balance as of December 31, 2004 was approximately $3,330.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. PSB also maintains cash balances in money market funds. Such balances are not insured. Uninsured cash and cash equivalent balances totaled $13,145 and $11,580 at December 31, 2004 and 2003, respectively.

NOTE 4 SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

                                                GROSS       GROSS       ESTIMATED
                                             AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                               COST          GAINS        LOSSES       VALUE
December 31, 2004
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $       7,785   $       37   $       51   $      7,771
Obligations of states and political
  subdivisions                                 24,089          893           99         24,883
Mortgage-backed securities                      6,119           38           16          6,141
Collateralized mortgage obligations            28,024           11          234         27,801
Nonrated trust preferred securities             2,250            0            0          2,250
Other equity securities                            48            0            0             48
Totals                                  $      68,315   $      979  $       400   $     68,894

December 31, 2003
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $      11,912  $       262  $        26   $     12,148
Obligations of states and political
  subdivisions                                 23,513        1,211           60         24,664
Mortgage-backed securities                      7,933           65           19          7,979
Collateralized mortgage obligations            25,526           71          214         25,383
Nonrated trust preferred securities             2,250            0            0          2,250
Other equity securities                            48            0            0             48
Totals                                  $      71,182  $     1,609  $       319   $     72,472

                                       60
Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The following table indicates the amount of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31.

                                           LESS THAN 12 MONTHS      12 MONTHS OR MORE          TOTAL
                                            FAIR     UNREALIZED    FAIR    UNREALIZED     FAIR    UNREALIZED
DESCRIPTION OF SECURITIES                  VALUE        LOSS       VALUE      LOSS        VALUE      LOSS
   DECEMBER 31, 2004
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                $  3,449     $   5     $     1     $    0     $   3,449     $    51
Obligations of states and political
subdivisions                                4,535        87         416         12         4,951          99
Mortgage-backed securities                  2,093        14         190          2         2,283          16
Collateralized mortgage obligations        17,693       180       6,595         54        24,288         234

Total temporarily impaired securities    $ 27,770     $ 332     $ 7,201     $   68     $  34,971     $   400

   DECEMBER 31, 2003
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                $  1,974     $  26      $    0     $    0     $  1 ,974      $   26
Obligations of states and political
subdivisions                                3,119        60           0          0         3,119          60
Mortgage-backed securities                  1,865        19           0          0         1,865          19
Collateralized mortgage obligations        14,063       214           0          0        14,063         214

Total temporarily impaired securities    $ 21,021     $ 319      $    0     $    0     $  21,021      $  319

At December 31, 2004, 62 debt securities have unrealized losses with aggregate depreciation of 1.1% from the Company's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  ESTIMATED
                                              AMORTIZED    FAIR
                                                COST     VALUE
Due in one year or less                   $   1,326   $   1,338
Due after one year through five years        17,879      18,290
Due after five years through ten years       12,669      13,026
Due after ten years                           2,250       2,250
Subtotals                                    34,124      34,904
Mortgage-backed securities and
   collateralized mortgage obligations       34,143      33,942
Totals                                    $  68,267   $  68,846

Securities with a fair value of $27,982 and $17,994 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and other borrowings and for other purposes required by law.

During 2004 and 2003, respectively, proceeds from the sale of securities totaled $4,926 and $8,839 with gross gains of $111 and $107 and gross losses of $14 and $27. No securities were sold during 2002.

During December 2002, PSB transferred the entire securities held to maturity portfolio to available-for-sale status. Securities held to maturity consisted of municipal securities. At the date of transfer, municipal securities had a net book value of $21,027 and a fair value of $22,056 for an unrealized gain of $1,030. In accordance with current accounting standards, the transferred municipal securities were recorded at fair value and stockholders' equity increased $673 net of income tax effects at the date of transfer to recognize additional unrealized gain on securities available for sale. PSB reclassified municipal securities to increase available liquidity.

NOTE 5 LOANS

The composition of loans categorized by the initial purpose of the loan is as follows:

                                                2004            2003
Commercial, industrial, and municipal $        72,456 $        66,934
Commercial real estate mortgage               145,856         128,290
Residential real estate mortgage               82,696          66,065
Real estate construction                       38,308          37,639
Residential real estate home equity            11,620           9,252
Consumer and individual                         6,482           7,728
Subtotals                                     357,418         315,908
Net deferred loan costs                           368             316
Loans in process of disbursement               (9,706)         (8,349)
Allowance for loan losses                      (4,157)         (3,536)
Net loans receivable                   $      343,923  $      304,339

                                       62
PSB originates and holds adjustable rate residential mortgage loans with variable rates of interest. The rate of interest on these loans is capped over the life of the loan. At December 31, 2004 and 2003, none of the approximately $12,114 and $8,324 of variable rate loans, respectively had reached the interest rate cap.

PSB, in the ordinary course of business, grants loans to its executive officers and directors, including their families and firms in which they are principal owners. All loans to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features. Activity in such loans is summarized below:

                                         2004            2003
Loans outstanding at beginning $         1,421 $         3,822
New loans                                5,145           1,460
Repayments                              (1,816)         (3,861)
Loans outstanding at end       $         4,750 $         1,421

The following is a summary of information pertaining to impaired loans and nonperforming loans:

                                                                   DECEMBER 31,
                                                           2004            2003            2002
Impaired loans without a valuation allowance       $         133   $          0    $          5
Impaired loans with a valuation allowance                  1,277          1,627           1,416
Total impaired loans                               $       1,410   $      1,627    $      1,421
Valuation allowance related to impaired loans      $         250   $        255    $        431

                                                                YEARS ENDED DECEMBER 31,
                                                           2004            2003            2002
Average recorded investment, net of allowance for
  loan losses                                       $      1,342    $      1,419    $      2,217
Interest income recognized                          $         65    $        105    $        180
Interest income recognized on a cash basis
  on impaired loans                                 $         28    $         65    $        145

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2004 and 2003 were $2,174 and $3,119 respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2004 and 2003.

An analysis of the allowance for loan losses for the three years ended December 31 follows:

                                              2004         2003         2002
Balance, January 1                     $      3,536 $      3,158 $      2,969
Provision charged to operating expense          855          835        1,110
Recoveries on loans                              32           65           64
Loans charged off                              (266)        (522)        (985)
Balance, December 31                   $      4,157 $      3,536 $      3,158

Under a secondary market loan servicing program with the FHLB, PSB provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB in exchange for a monthly fee. At December 31, 2004, PSB serviced payments on $160,225 of first lien residential loan principal for the FHLB. At December 31, 2004, the maximum Company obligation for such guarantees would be approximately $743 if total foreclosure losses on the entire pool of loans exceed approximately $2,951. Management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote and does not maintain any recourse liability for possible losses.

NOTE 6 MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $160,225 and $152,718 at December 31, 2004 and 2003, respectively. The following is a summary of changes in the balance of MSR:

                                                      ORIGINATED VALUATION
                                                     MSR    ALLOWANCE   TOTAL
Balance at January 1, 2002                        $     284  $      0  $    284

Additions from originated servicing                     840         0       840
Amortization charged to earnings                       (312)        0      (312)
Change in valuation allowance charged to earnings         0      (115)     (115)
Balance at December 31, 2002                            812      (115)      697

Additions from originated servicing                     792         0       792
Amortization charged to earnings                       (700)        0      (700)
Change in valuation allowance charged to earnings         0        25        25
Balance at December 31, 2003                            904       (90)      814

Additions from originated servicing                     334         0       334
Amortization charged to earnings                       (293)        0      (293)
Change in valuation allowance charged to earnings         0       (16)      (16)
Balance at December 31, 2004                      $     945  $   (106) $    839

NOTE 7 PREMISES AND EQUIPMENT

The composition of premises and equipment follows:

                                                        2004         2003
Land                                             $      2,620 $      1,567
Buildings and improvements                              8,376        5,487
Furniture and equipment                                 4,321        3,286
Construction in progress                                  639        1,617
Total cost                                             15,956       11,957
Less - Accumulated depreciation and amortization        3,524        4,400
Totals                                           $     12,432 $      7,557

Depreciation and amortization charged to operating expenses amounted to $767 in 2004, $513 in 2003, and $500 in 2002.

During 2004, PSB placed in service a new $4.8 million main office and incurred a one-time charge for abandonment of premises and equipment of $329 as the prior home office located on the same property was razed. Also during 2004, PSB closed a Rhinelander, Wisconsin branch in leased space and accrued $50 for abandonment of premises and equipment to remove leasehold improvements and meet other termination requirements.

PSB has committed approximately $300 for future premises and equipment acquisitions at December 31, 2004, related to a branch location in Weston, Wisconsin.

LEASE COMMITMENTS

PSB leases various pieces of equipment under cancelable leases and office space for one supermarket branch location under a noncancelable lease. PSB has the option to renew the noncancelable branch location lease for an additional term upon expiration. The lease is classified as operating. Future minimum payments under the noncancelable lease are as follows:

2005        $         46
2006                  15
Total       $         61

Rental expense for all operating leases was $89, $84, and $81, for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 8 DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                  2004        2003
Non-interest-bearing demand deposits        $    51,635 $    50,563
Interest-bearing demand deposits (NOWs)          38,329      22,864
Savings deposits                                 26,245      23,933
Money market deposits                            68,666      70,879
Retail time deposits                            119,452      99,455
Wholesale market and national time deposits      53,898      48,720
Total deposits                               $  358,225  $  316,414

The scheduled maturities of time deposits at December 31, 2004 are summarized as follows:

2005          $  101,171
2006              31,483
2007              21,826
2008               5,822
2009               7,491
Thereafter         5,557
Total         $  173,350

Time deposits with individual balances greater than $100,000 totaled $100,549 and $73,935 at December 31, 2004 and 2003, respectively.

Deposits from PSB directors, officers, and related parties at December 31, 2004 and 2003 totaled $4,397 and $4,938, respectively.

NOTE 9 FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31, consist of the following:

                                                                  WEIGHTED
                                            SCHEDULED  RANGE OF   AVERAGE
                                             MATURITY   RATES       RATE     AMOUNT
December 31, 2004
Fixed rate advances, interest only payments    2005   2.42-6.21%   5.17%   $   26,000
Fixed rate advances, interest only payments    2007     2.63%      2.63%        5,000
Fixed rate advances, interest only payments    2008   3.90-5.07%   4.34%        8,000
Fixed rate advances, interest only payments    2009   3.48-4.19%   3.76%       13,000

Totals                                                             4.45%   $   52,000

At December 31, 2004, fixed rate advances maturing during 2008 include a $3,000 advance at a rate of 5.07% that is callable by the FHLB.
December 31, 2003
Fixed rate advance, interest only payments        2004    1.22%      1.22%   $   15,000
Fixed rate advance, interest only payments        2005  6.10-6.21%   6.16%       19,000
Fixed rate advance, interest only payments        2008  3.90-5.07%   4.34%        8,000
Fixed rate advance, interest only payments        2009    3.48%      3.48%        5,000

Totals                                                               3.99%   $   47,000

At December 31, 2003, all fixed rate advances with scheduled maturity in 2005 were callable by the FHLB.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. PSB may draw upon a FHLB open line of credit up to approximately 61% of unencumbered 1-4 family residential first mortgage loans pledged as collateral out of its portfolio. The FHLB advances are also secured by $2,874 and $2,444 of FHLB stock owned by the Bank at December 31, 2004 and 2003, respectively. PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $67,598 as of December 31, 2004, based on residential real estate loan collateral. At December 31, 2004, PSB's available and unused portion of this line of credit totaled approximately $14,855. PSB also has, under a current agreement with the FHLB, an ability to borrow up to $12,871 by pledging securities available for sale.

NOTE 10      OTHER BORROWINGS

Other borrowings consist of securities sold under both short-term and long-term repurchase agreements totaling $8,565 and $10,475 at December 31, 2004 and 2003, respectively.

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $9,328 and $12,083 at December 31, 2004 and 2003, respectively. Amortized cost of the securities pledged was $9,305 and $11,868, at December 31, 2004 and 2003, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                     2004           2003           2002
As of end of year:
   Weighted average rate              2.68%          2.39%          3.98%
For the year:
   Highest month-end balance $      20,826  $      13,463   $      4,540
   Daily average balance     $      11,824          9,151   $      3,496
   Weighted average rate              2.28%          2.50%          4.26%

Repurchase agreements with related parties totaled $39 and $160 at December 31, 2004 and 2003, respectively.

NOTE 11      RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit-sharing plan for its employees. PSB matches 50% of employees' salary deferrals up to the first 6% of pay deferred. PSB also may declare a discretionary profit-sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2004, 2003, and 2002 was $313, $327, and $280, respectively.

PSB maintains an unfunded, postretirement health care benefit plan which covers the officers of PSB. After retirement, PSB will pay between 25% and 50% of the health insurance premiums for former PSB officers until the officer reaches age 65 or the qualifying age for Medicare coverage. To qualify, an officer must have at least 15 years of service, be employed by PSB at retirement, and must be at least 62 years of age at retirement. The actual amount paid is based upon years of service to PSB. During 2003, the plan's benefits were changed to cover the period noted above. Prior to 2003, plan benefits continued until the officer's death.

The following table provides a reconciliation of changes in the postretirement health care benefit plan for the years ended December 31, 2004 and 2003:

                                                           2004      2003
Reconciliation of benefit obligations:
   Obligation at beginning                             $     254 $     336
   Service cost                                                5        20
   Interest cost                                              17        32
   Benefit payments                                           (8)      (13)
   Net amortization of prior service costs                     4        10
   Gain on curtailment of post-retirement benefit plan         0      (131)
Obligation at end                                      $     272 $     254

The following table provides the components of net periodic benefit cost of the plans for the years ended December 31, 2004, 2003, and 2002:

                                                                    POSTRETIREMENT
                                                                      HEALTH CARE
                                                                      BENEFIT PLAN
                                                            2004         2003        2002
Service cost                                         $         5  $        20  $        29
Interest cost                                                 17           32           32
Net amortization of prior service costs                        4           10           13
Gain on curtailment of post-retirement benefit plan            0         (131)           0
Net periodic pension cost (gain)                     $        26  $       (69) $        74

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

The assumptions used in the measurement of PSB's benefit obligation are shown in the following table:

                                      POSTRETIREMENT
                                        HEALTH CARE
                                        BENEFIT PLAN
                                   2004     2003     2002
Discount rate                      5.50%    6.25%    6.75%
Health care cost trend rate        9.00%    6.50%    6.75%

The health care cost trend rate is anticipated to be 9.0% in 2005 through 2006 and then decline to 6.5% in 2007 and thereafter.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care benefit plan. A 1% increase in assumed health care cost trend rates would have the following effects:

                                                              2004      2003     2002
Effect on service and interest cost                     $        0 $      13 $     15
Effect on accumulated benefit obligation at December 31          4         4      103

NOTE 12      SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $25 per year for each individual with a $521 stop-loss per year for participants in the aggregate. Coverages in 2005 will be $30 per individual and $604 in the aggregate. PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $58 and $63 as of December 31, 2004 and 2003, respectively. Health insurance expense recorded in 2004, 2003, and 2002 was $389, $377, and $275, respectively.

NOTE 13      INCOME TAXES

The components of the provision for income taxes are as follows:

                                              2004         2003         2002
Current income tax provision:
   Federal                             $      1,258 $      2,003 $      1,460
   State                                        575          297          168
Total current                                 1,833        2,300        1,628
Deferred income tax expense (benefit):
   Federal                                       73            1          300
   State                                        (50)          (1)          60
Total deferred                                   23            0          360
Total provision for income taxes       $      1,856 $      2,300 $      1,988

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

                                 2004               2003               2002
                                        PERCENT            PERCENT            PERCENT
                                          OF                 OF                  OF
                                        PRETAX              PRETAX             PRETAX
                               AMOUNT   INCOME     AMOUNT   INCOME     AMOUNT   INCOME
Tax expense at
  statutory rate           $    1,830    34.0   $    2,416   34.0   $    2,160   34.0
Increase (decrease)
  in taxes resulting from:
    Tax-exempt
      interest                   (371)   (6.9)        (342)  (4.8)        (338)  (5.3)
    State income tax              347     6.4          195    2.7          150    2.4
    Other                          50     1.0           31    0.5           16    0.2

Provision for income
  taxes                    $    1,856    34.5    $   2,300   32.4   $    1,988   31.3

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB's assets and liabilities. The major components of the net deferred tax assets are as follows:

                                                            2004           2003
Deferred tax assets:
   Allowance for loan losses                        $       1,422   $      1,173
   Deferred compensation and director's fees                  146             89
   State net operating loss                                    39             33
   Post-retirement health care benefits                       107            100
   Employee pension plan                                       13             17
   Other                                                       22              2
   Valuation allowances                                       (39)           (33)
Gross deferred tax assets                                   1,710          1,381
Deferred tax liabilities:
   Premises and equipment                                     402            206
   Mortgage servicing rights                                  330            320
   FHLB stock                                                 269            207
   Deferred net loan origination costs                        151            125
   Unrealized gain on securities available for sale           195            446
   Prepaid assets                                              58              0
Gross deferred tax liabilities                              1,405          1,304
Net deferred tax asset                              $         305   $         77

PSB pays state income taxes on individual, unconsolidated net earnings. At December 31, 2004, net operating loss carryforwards of the parent company of approximately $722 existed to offset future state taxable income. These net operating losses will begin to expire in 2012. A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income. If realized, the tax benefit for this item will reduce current tax expense for that period. The valuation allowance increased $6 and $4 in 2004 and 2003, respectively.

During 2004, PSB resolved a Wisconsin state income tax audit initiated during 2003. Like many Wisconsin financial institutions, PSB has a Nevada based subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the "Department") instituted an audit program specifically aimed at out-of-state bank subsidiaries, including PSB. The Department took the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin. After consideration of the cost to litigate and the potential risk of a substantial loss in litigation, PSB decided to accept a standardized settlement offered by the Department to Wisconsin banks with out-of-state subsidiaries with no admission of wrongdoing. The settlement increased the provision for income taxes after federal benefits by $150. PSB continues to operate the subsidiary to manage a portion of the Bank's investment security portfolio.

The Internal Revenue Service (IRS) is currently conducting an audit of PSB's open tax returns. PSB has been assessed approximately $170 in taxes, interest, and penalties for the tax years ending 1999 through 2002 as a result of the IRS audit; however, this assessment is in the process of being appealed.
                                       71
PSB believes all tax returns were filed appropriately and, at this time, no additional tax expense has been recorded.

NOTE 14      COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

CREDIT RISK

PSB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

PSB's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. PSB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31 are as follows:

                                                            2004            2003
Commitments to extend credit                       $        48,566 $        40,935
Commercial letters of credit - variable rate                 1,499             707
Unused home equity lines of credit - variable rate          11,437           8,936
Unused credit card commitments - fixed rate                  3,367           3,260
Credit enhancement under the FHLB of Chicago
   Mortgage Partnership Finance program                        743             554
Totals                                             $        65,612 $        54,392

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. PSB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which PSB deems necessary. The commitments are generally structured to allow for 100% collateralization on all letters of credit.

Credit card commitments are commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp.). These commitments are unsecured.

CONCENTRATION OF CREDIT RISK

PSB grants residential mortgage, commercial, and consumer loans predominantly in Marathon, Oneida, and Vilas Counties, Wisconsin. There are no significant concentrations of credit to any one debtor or industry group. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 15      STOCK OPTION PLAN

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised anytime after the option grant's six month anniversary. These options expire ten years after the grant date. As of December 31, 2004, all 24,273 options outstanding were eligible to be exercised. The following tables summarize information regarding stock options outstanding at December 31, 2004 and activity during the three years ended December 31, 2004.

                       OPTIONS EXERCISABLE
                EXERCISE PRICES            SHARES
                     $15.83                19,428
                     $16.81                 4,845

                                                      WEIGHTED
                                                       AVERAGE
                                          SHARES        PRICE
January 1, 2002                     $      26,655 $    16.00
Options granted                             4,845      16.81
Options exercised                          (3,263)     15.83

January 1, 2003                            28,237      16.00
Options granted                                 0
Options exercised                               0

December 31, 2003                          28,237      16.00
Options granted                                 0
Options exercised                          (3,964)     15.83
December 31, 2004                   $      24,273 $    16.03

                                       73
As of December 31, 2004, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

NOTE 16      CAPITAL REQUIREMENTS

PSB and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on PSB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PSB and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

PSB's and the Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                      TO BE WELL-
                                                                   CAPITALIZED UNDER
                                                     FOR CAPITAL   PROMPT CORRECTIVE
                                    ACTUAL       ADEQUACY PURPOSES ACTION PROVISIONS
                               AMOUNT   RATIO      AMOUNT   RATIO   AMOUNT  RATIO
As of December 31, 2004:
  Total capital (to risk
    weighted assets):
      Consolidated            $37,305    10.7%    $28,017   8.0%    N/A     N/A
      Subsidiary bank         $36,745    10.5%    $28,017   8.0%  $35,021  10.0%

  Tier I capital (to risk
    weighted assets):
      Consolidated            $33,148     9.5%    $14,008   4.0%    N/A     N/A
      Subsidiary bank         $32,588     9.3%    $14,008   4.0%  $21,013   6.0%

                                                                   TO BE WELL-
                                                                CAPITALIZED UNDER
                                                  FOR CAPITAL   PROMPT CORRECTIVE
                                   ACTUAL     ADEQUACY PURPOSES  ACTION PROVISIONS
                              AMOUNT   RATIO    AMOUNT    RATIO   AMOUNT  RATIO
  Tier I capital (to
    average assets):
      Consolidated           $33,148    7.4%    $17,918   4.0%    N/A     N/A
      Subsidiary bank        $32,588    7.3%    $17,856   4.0%  $22,320   5.0%

As of December 31, 2003:
  Total capital (to risk
    weighted assets):
      Consolidated           $34,752   10.9%    $25,440   8.0%    N/A     N/A
      Subsidiary bank        $34,345   10.8%    $25,440   8.0%  $31,800  10.0%

  Tier I capital (to risk
    weighted assets):
      Consolidated           $31,216    9.8%    $12,720   4.0%    N/A      N/A
      Subsidiary bank        $30,809    9.7%    $12,720   4.0%  $19,080   6.0%

  Tier I capital (to
    average assets):
      Consolidated           $31,216    7.8%    $15,975   4.0%    N/A      N/A
      Subsidiary bank        $30,809    7.7%    $15,971   4.0%  $19,963   5.0%

NOTE 17      EARNINGS PER SHARE

Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares consist of stock options outstanding under the incentive plan. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31 are as follows:

                                                   2004          2003          2002
Weighted average shares outstanding              1,725,136     1,740,106     1,758,249
Effect of dilutive stock options outstanding        14,757        12,854         4,474
Diluted weighted average shares outstanding      1,739,893     1,752,960     1,762,723
Basic earnings per share                     $        2.04 $        2.76 $        2.48
Diluted earnings per share                   $        2.03 $        2.74 $        2.48

                                       75
On November 19, 2002, PSB's stockholders approved an increase in authorized shares from 1,000,000 to 3,000,000, allowing the Board of Directors to effect a 2 for 1 stock split paid on December 2, 2002. On December 16, 2003, PSB declared a 5% stock dividend to stockholders of record on January 6, 2004, which was paid on January 29, 2004. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for 2004, 2003, and 2002 have been restated to reflect the split and the 5% stock dividend.

NOTE 18      RESTRICTIONS ON RETAINED EARNINGS

The subsidiary Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB. At December 31, 2004, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $8,728.

NOTE 19      FAIR VALUE OF FINANCIAL INSTRUMENTS

Current accounting standards require that PSB disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for PSB's financial instruments.

The following methods and assumptions were used by PSB in estimating its fair value disclosures for financial statements:

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

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on PSB's repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination. The carrying amount of accrued interest approximates its fair value.

Mortgage Servicing Rights: Fair values are based on estimated discounted cash flows based on current market rates and the anticipated repayment term of the serviced loans or estimates of similar prices for similar rights.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount
                                       76
payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of PSB.

FHLB Advances: The fair value of PSB's long-term advances (other than deposits) is estimated using discounted cash flow analyses based on PSB's current incremental borrowing rates for similar types of borrowing arrangements.

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

The carrying amounts and fair values of PSB's financial instruments consisted of the following at December 31:

                                        2004               2003
                               CARRYING   ESTIMATED  CARRYING   ESTIMATED
                                AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
Financial assets:

Cash and cash equivalents   $   23,324 $   23,324 $   18,927 $    18,927
Securities                      68,894     68,894     72,472      72,472
FHLB stock                       2,874      2,874      2,444       2,444
Net loans receivable           344,265    343,463    304,546     306,743
Accrued interest receivable      1,744      1,744      1,617       1,617
Mortgage servicing rights          839        839        814         814

Financial liabilities:

Deposits                       358,225    357,566    316,414     318,194
FHLB advances                   52,000     51,964     47,000      48,315
Other borrowings                 8,565      8,548     10,475      10,524
Accrued interest payable           891        891        713         713

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time PSB's entire holdings of a particular financial
                                       77
instrument. Because no market exists for a significant portion of PSB's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 20      CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheets as of December 31, 2004 and 2003, and condensed statements of income and cash flows for the years ended December 31, 2004, 2003, and 2002, for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

                                BALANCE SHEETS
                          December 31, 2004 and 2003
                  ASSETS                              2004            2003
Cash and due from banks                     $        1,044   $           877
Investment in Peoples State Bank                    33,056            31,734
Other assets                                            32                32

TOTAL ASSETS                                $       34,132   $        32,643

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued dividends payable                   $          516   $           502
Total stockholders' equity                          33,616            32,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       34,132   $        32,643

                             STATEMENTS OF INCOME
                 Years Ended December 31, 2004, 2003, and 2002

                                                        2004        2003        2002
Income:
   Dividends from Peoples State Bank              $     1,822 $     1,361 $     1,750
   Dividends from other investments                        10          20           0
   Interest                                                 3           4           3

   Total income                                         1,835       1,385       1,753

Expenses:
   Transfer agent and shareholder communication            42          40          34
   Other                                                   78          74          66

   Total expenses                                         120         114         100

Income before income taxes and equity in
   undistributed net income of Peoples State Bank       1,715       1,271       1,653
Provision for income tax benefit                          (29)        (30)        (32)

Net income before equity in undistributed
   net income of Peoples State Bank                     1,744       1,301       1,685
Equity in undistributed net income of
   Peoples State Bank                                   1,782       3,505       2,680

Net income                                        $     3,526 $     4,806 $     4,365

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2004, 2003, and 2002

                                                           2004            2003           2002
Increase (decrease) in cash and due from
  banks:
    Cash flows from operating activities:
      Net income                                   $        3,526  $        4,806 $        4,365
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Equity in undistributed net income of
            Peoples State Bank                             (1,782)         (3,505)        (2,680)
          Decrease in other assets                              0               2             39
          Increase (decrease) in dividends payable             14            (123)            37

    Net cash provided by operating activities               1,758           1,180          1,761

    Cash flows from financing activities:
      Dividends declared                                   (1,034)           (998)          (944)
        Proceeds from stock options issued
         out of treasury                                       63               0             51
        Proceeds from stock shares issued
         to Peoples State Bank out of treasury
         used to pay Directors fees                             8              45             60
        Purchase of treasury stock                           (628)           (553)          (394)

    Net cash used in financing activities                  (1,591)         (1,506)        (1,227)

Net increase (decrease) in cash and due
  from banks                                                  167            (326)           534
Cash and due from banks at beginning                          877           1,203            669

Cash and due from banks at end                     $        1,044 $           877 $        1,203

NOTE 21      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                    March 31         June 30         Sept 30          Dec 31
2004
Interest income             $         5,304 $         5,458 $         5,638 $         5,802
Interest expense                      1,830           1,941           2,117           2,225
Net interest income                   3,474           3,517           3,521           3,577
Provision for loan losses               240             240             195             180
Net income applicable to
   common stock                         954             782             747           1,043
Basic earnings per share               0.55            0.45            0.43            0.61
Diluted earnings per share             0.55            0.45            0.43            0.60

2003

Interest income             $         5,293 $         5,258 $         5,241 $         5,258
Interest expense                      2,061           1,990           1,935           1,883
Net interest income                   3,232           3,268           3,306           3,375
Provision for loan losses               225             240             240             130
Net income applicable to
   common stock                       1,224           1,057           1,235           1,290
Basic earnings per share*              0.70            0.61            0.71            0.74
Diluted earnings per share*            0.70            0.60            0.71            0.74

2002

Interest income             $         5,370 $         5,405 $         5,601 $         5,539
Interest expense                      2,376           2,301           2,345           2,251
Net interest income                   2,994           3,104           3,256           3,288
Provision for loan losses               180             180             450             300
Net income applicable to
   common stock                         958           1,024           1,051           1,332
Basic and diluted earnings
   per share                           0.54            0.58            0.60            0.76

*Basic and diluted earnings per share for the year ended December 31, 2003 were $2.76 and $2.74, respectively. Due to rounding, however, quarterly diluted earnings per share do not total $2.74 on this summary.

                                       81
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision, and with the participation, of PSB's President and Chief Executive Officer and the Chief Financial Officer (the Treasurer), evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB's disclosure controls and procedures were effective in all material respects. There have been no significant changes in PSB's internal controls or in other factors which could significantly affect internal controls subsequent to the date PSB carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

ITEM 9B.  OTHER INFORMATION.

Not applicable.
                                       82
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB's proxy statement dated March 11, 2005 relating to the 2005 annual meeting of shareholders (the "2005 Proxy Statement") under the subcaption "Election of Directors - Election of Directors."

Information relating to the identification of executive officers of PSB is found in Part I of this Annual Report on Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Beneficial Ownership of Common Stock -
Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

PSB has adopted a Code of Ethics Policy for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers PSB's Chief Executive Officer, Treasurer (the chief financial and accounting officer), each Vice President, and the Secretary. The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on PSB's website under "Investor Relations" at www.psbwi.com. In the event PSB amends or waives any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, PSB intends to disclose such amendment or waiver at the website address where the code may also be found.

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

In order to qualify as an "audit committee financial expert," a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. PSB's size and geographic location make it difficult to recruit directors who have these specific
                                       83
qualifications. While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB's market area and an understanding of PSB's customer base, in addition to meeting the other general criteria described in the 2005 Proxy Statement under "Election of Directors - Nominations - Qualifications," and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics. Moreover, the Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise. The Board will consider any potential candidates who meet its current general qualification criteria and those of an "audit committee financial expert," but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee's charter.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "The Board of Directors - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to (1) the disclosure in the 2005 Proxy Statement beginning under the caption "Executive Officer Compensation," through the disclosure under the subcaption, "- Employment and Change of Control Agreements," and (2) the disclosure in the 2005 Proxy Statement under the subcaption "- Committee's Report on Compensation Policies - Compensation Committee and Board Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2005 Proxy Statement beginning under the caption "Beneficial Ownership of Common Stock" and ending at the subcaption "-
Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2004, information with respect to compensation plans under which PSB's common stock is authorized for issuance:
                                       84

Plan category  Number of securities to    Weighted-average       Number of securities
               be issued upon exercise    exercise price of      remaining availablefor
               of outstanding options,    outstanding options,   future issuance under
               warrants and rights        warrants and rights    equity compensation plans
                                                                 (excluding securities
                                                                 reflected in column (a))
                             (a)                   (b)                   (c)
Equity compensation        24,273                $16.03                    0
plans approved by
security holders

Equity compensation             0                  n/a                    n/a
plans not approved by
security holders

Total                      24,273                $16.03                    0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "The Board of Directors - The Board - Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the fees and services of PSB's principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaptions "Audit Committee Report and Related Matters - Independent Auditor and Fees," and "- Audit Committee Pre-Approval Policies."
                                       85
                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report.

(1) The following consolidated financial statements of PSB and the Independent Auditors' Report thereon are filed as part of this report:

       (i)   Consolidated Balance Sheets as of December 31, 2004 and 2003
       (ii) Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002
       (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002
       (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
       (v)   Notes to Consolidated Financial Statements

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

       10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to PSB's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*
                                       86
       10.5 Employment and Change of Control Agreement with David K. Kopperud (incorporated by reference to Exhibit 10.5 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

       10.6 Employment and Change of Control Agreement with David A. Svacina (incorporated by reference to Exhibit 10.6 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

       10.7 Employment and Change of Control Agreement with Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

       10.8  Directors Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.1 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

       10.9  Executive Deferred Compensation Plan

       10.10 Incentive Deferred Bonus Plan

       10.11 Survivor Income Plan

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

(b)    Exhibits.

       See Item 15(a)(3).

(c)    Financial Schedules.

       Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PSB Holdings, Inc.


March 11, 2005                          By: DAVID K. KOPPERUD
                                            David K. Kopperud, President
                                            and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 11th day of March, 2005.

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

GORDON P. CONNOR                        PATRICK L. CROOKS
Gordon P. Connor                        Patrick L. Crooks

WILLIAM J. FISH                         CHARLES A. GHIDORZI
William J. Fish                         Charles A. Ghidorzi

GORDON P. GULLICKSON                    JOHN H. SONNENTAG
Gordon P. Gullickson                    John H. Sonnentag

THOMAS R. POLZER                        THOMAS A. RIISER
Thomas R. Polzer                        Thomas A. Riiser

WILLIAM M. REIF
William M. Reif

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-K
                                      OF
                              PSB HOLDINGS, INC.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))

       The following exhibits are filed as part of this report:

       10.3  Senior Management Incentive Compensation Plan

       10.9  Executive Deferred Compensation Plan

       10.10 Incentive Deferred Bonus Plan

       10.11 Survivor Income Plan

       23.1  Consent of Wipfli LLP

       31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002
                                       89