Form 10-Q
period 2005-03-31
PSB HOLDINGS INC /WI/
filed 2005-05-13
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

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

     The number of common shares outstanding at May 5, 2005 was 1,712,771.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                         Quarter Ended March 31, 2005


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
              March 31, 2005 (unaudited) and December 31,
              2004 (derived from audited financial statements)              1

              Consolidated Statements of Income
              Three Months Ended March 31, 2005 and 2004 (unaudited)        2

              Consolidated Statement of Changes in Stockholders' Equity
              Three Months Ended March 31, 2005 (unaudited)                 3

              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2005 and 2004 (unaudited)        4

              Notes to Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   25

     Item 4.  Controls and Procedures                                      25


PART II. OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  26

     Item 6.  Exhibits                                                     26

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2005 (unaudited), December 31, 2004 (derived from audited financial statements)

(dollars in thousands, except per share data)                          March 31,  December 31,
                                                                         2005         2004
ASSETS
Cash and due from banks                                              $  9,301      $ 12,680
Interest-bearing deposits and money market funds                        1,877         3,265
Federal funds sold                                                          -         7,379
Cash and cash equivalents                                              11,178        23,324

Securities available for sale (at fair value)                          71,083        68,894
Federal Home Loan Bank stock (at cost)                                  2,913         2,874
Loans held for sale                                                       274           342
Loans receivable, net of allowance for loan losses of $4,303
   and $4,157, respectively                                           361,876       343,923
Accrued interest receivable                                             1,943         1,744
Foreclosed assets                                                         287             7
Premises and equipment                                                 12,574        12,432
Mortgage servicing rights, net                                            818           839
Cash surrender value of bank-owned life insurance                       4,582             -
Other assets                                                            1,164           595
TOTAL ASSETS                                                         $468,692      $454,974

LIABILITIES
Non-interest-bearing deposits                                        $ 48,458      $ 51,635
Interest-bearing deposits                                             316,926       306,590
   Total deposits                                                     365,384       358,225

Federal Home Loan Bank advances                                        52,000        52,000
Other borrowings                                                       15,044         8,565
Accrued expenses and other liabilities                                  2,327         2,568
   Total liabilities                                                  434,755       421,358

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                            1,887         1,887
Additional paid-in capital                                              9,655         9,672
Retained earnings                                                      26,321        25,281
Accumulated other comprehensive income (loss)                            (194)          384
Treasury stock, at cost - 170,408 and 167,586 shares, respectively     (3,732)       (3,608)
   Total stockholders' equity                                          33,937        33,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $468,692      $454,974

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                        Three Months Ended
(dollars in thousands, except per share data - unaudited)    March 31,
                                                        2005         2004
Interest and dividend income:
   Loans, including fees                              $5,203       $4,554
   Securities:
      Taxable                                            452          461
      Tax-exempt                                         241          243
   Other interest and dividends                           68           46

         Total interest and dividend income            5,964        5,304

Interest expense:
   Deposits                                            1,811        1,291
   FHLB advances                                         550          466
   Other borrowings                                       83           73

         Total interest expense                        2,444        1,830

Net interest income                                    3,520        3,474
Provision for loan losses                                150          240
Net interest income after provision for loan losses    3,370        3,234

Noninterest income:
   Service fees                                          260          291
   Mortgage banking                                      155          160
   Investment and insurance sales commissions            170           91
   Net gain on sale of securities                          6          111
   Increase in cash surrender value of life insurance     20            -
   Other noninterest income                              192           87

         Total noninterest income                        803          740

Noninterest expense:
   Salaries and employee benefits                      1,629        1,548
   Occupancy and facilities                              445          301
   Data processing and other office operations           172          160
   Advertising and promotion                              63           34
   Other noninterest expenses                            331          559

        Total noninterest expense                      2,640        2,602

Income before provision for income taxes               1,533        1,372
Provision for income taxes                               493          418

Net income                                            $1,040      $   954
Basic earnings per share                              $ 0.60      $  0.55
Diluted earnings per share                            $ 0.60      $  0.55

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three months ended March 31, 2005 - unaudited

                                                                              Accumulated
                                                                                 Other
                                                           Additional        Comprehensive
                                                  Common     Paid-in  Retained   Income   Treasury
(dollars in thousands)                            Stock      Capital  Earnings   (Loss)    Stock       Totals
Balance January 1, 2005                            $1,887    $9,672    $25,281   $384     $(3,608)    $33,616

Comprehensive income:
   Net income                                                            1,040                          1,040
   Unrealized loss on securities
      available for sale, net of tax                                              (576)                  (576)
   Reclassification adjustment for security
      gain included in net income, net of tax                                       (2)                    (2)

         Total comprehensive income                                                                       462

Purchase of treasury stock                                                                   (192)       (192)
Proceeds from stock options issued out
   of treasury                                                  (17)                           65          48
Distribution of treasury stock in
   settlement of liability to Company
   directors                                                                                    3           3

Balance March 31, 2005                             $1,887    $9,655    $26,321   $(194)   $(3,732)    $33,937

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2005 and 2004 - unaudited

                                                                         2005         2004
Cash flows from operating activities:
   Net income                                                        $  1,040    $     954
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization                  396          244
         Provision for loan losses                                        150          240
         Deferred net loan origination costs                             (137)           -
         Gain on sale of mortgage loans                                  (110)        (154)
         Provision for servicing right valuation allowance                 13           60
         Gain on sale of premises and equipment                            (2)           -
         Gain on sale of foreclosed assets                                 (2)         (17)
         Gain on sale of securities                                        (6)        (111)
         Increase in cash surrender value of bank-owned life insurance    (20)           -
         FHLB stock dividends                                             (39)         (40)
         Changes in operating assets and liabilities:
            Accrued interest receivable                                  (199)         (99)
            Other assets                                                 (250)        (118)
            Other liabilities                                            (238)      (1,200)
   Net cash provided by (used in) operating activities                    596         (241)

Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Securities available for sale                                     3,476        3,808
   Payment for purchase of:
      Securities available for sale                                    (6,598)      (3,749)
   Net increase in loans                                              (18,210)     (10,029)
   Capital expenditures                                                  (346)      (1,908)
   Proceeds from sale of premises and equipment                             2            -
   Proceeds from sale of foreclosed assets                                  2            -
   Purchase of bank-owned life insurance                               (4,562)           -
   Net cash used in investing activities                              (26,236)     (11,878)

Cash flows from financing activities:
   Net decrease in non-interest-bearing deposits                       (3,177)      (5,282)
   Net increase in interest-bearing deposits                           10,336        6,571
   Proceeds from long-term FHLB advances                                8,000       10,000
   Repayments of long-term FHLB advances                               (8,000)     (10,000)
   Net increase in other borrowings                                     6,479       10,351
   Proceeds from issuance of stock options                                 48            -
   Purchase of treasury stock                                            (192)           -
   Net cash provided by financing activities                           13,494       11,640

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Net decrease in cash and cash equivalents                         (12,146)          (479)
Cash and cash equivalents at beginning                             23,324         18,927

Cash and cash equivalents at end                                $  11,178    $    18,448

Supplemental cash flow information:

Cash paid during the period for:
      Interest                                                  $   2,339    $     1,825
      Income taxes                                                    135            408

Noncash investing and financing activities:

      Loans charged off                                         $       6    $        83
      Loans transferred to foreclosed assets                          281              -
      Loans originated on sale of foreclosed assets                     -             17
      Distribution of treasury stock in settlement of liability
         to Company directors                                           3              8

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in PSB's 2004 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Estimates that are susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing right assets, and the valuation of investment securities.

NOTE 2 - STOCK-BASED COMPENSATION

PSB records expense relative to stock-based compensation using the "intrinsic value method." Since the exercise price is equal to the fair value of PSB's common stock on the date of the award, the intrinsic value of PSB's stock options is "zero" at the time of the award and no expense is recorded.

As permitted by generally accepted accounting principles, PSB has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on PSB's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months ended March 31, 2005 and 2004, there was no pro forma impact to net income or earnings per share during these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the
                                       6
grant date with the first options scheduled to expire beginning in the year 2011. As of March 31, 2005, 21,215 options outstanding were eligible to be exercised at a weighted average exercise price of $16.06 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                        Three months ended
(dollars in thousands, except per share data)                March 31,
                                                         2005        2004
Net income                                            $  1,040     $   954

Weighted average shares outstanding                  1,721,058   1,733,531
Effect of dilutive stock options outstanding            10,558      15,130

Diluted weighted average shares outstanding          1,731,616   1,748,661

Basic earnings per share                               $  0.60     $  0.55
Diluted earnings per share                             $  0.60     $  0.55

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2005 and 2004 is as follows:

(dollars in thousands - unaudited)                        Three months ended
                                                               March 31,
                                                          2005         2004
Net income                                            $ 1,040      $   954
Unrealized gain (loss) on securities
  available for sale, net of tax                         (576)         478
Reclassification adjustment for security
  gain included in net income, net of tax                  (2)         (67)

Comprehensive income                                  $   462      $ 1,365

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

NOTE 7 - INCOME TAXES

The Internal Revenue Service (IRS) is currently conducting an audit of PSB's open tax returns. PSB has been assessed approximately $170,000 in taxes, interest, and penalties for the tax years ending 1999 through 2002 as a result of the IRS audit; however, this assessment is in the process of being appealed. PSB believes all tax returns were filed appropriately and, at this time, no additional tax expense for this has been recorded.

NOTE 8 - CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. The quarterly report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on March 31, 2005, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of PSB's Form 10-K for the year ended December 31, 2004 and, from time to time, in PSB's other filings with the Securities and Exchange Commission.

BALANCE SHEET

At March 31, 2005, total assets were $468,692, an increase of $13,718, or 3.0%, over December 31, 2004. Asset growth since December 31, 2004 consisted of:

                                                            Three months ended
Increase (decrease) in assets ($000s)                          March 31, 2005
                                                               $           %
Increase in commercial, industrial and agricultural loans $11,027        15.2%
Increase in commercial real estate mortgage loans           4,577         2.8%
Purchase of bank-owned life insurance                       4,562         n/a
Increase in investment securities                           2,189         3.2%
Increase in residential real estate mortgage loans          1,995         2.1%
Decrease in federal funds sold                             (7,379)     -100.0%
Decrease in cash and interest-bearing deposits             (4,767)      -29.9%
Net change in remaining assets (various categories)         1,514         4.6%

Total increase in assets                                  $13,718         3.0%

PSB emphasized non real estate commercial loans during the first quarter 2005, and growth in this type of loan represented 80.4% of the total net increase in assets during the quarter. However, one new loan relationship of approximately $5 million contributed to the significant quarterly increase. Commercial lending growth is not anticipated to continue at this pace during all of 2005.
                                       10
A decline in cash equivalents of $12,146 including federal funds sold of $7,379 held at December 31, 2004, funded a purchase of bank-owned life insurance of $4,562 and a significant portion of the $18,099 increase in gross loans during the quarter ended March 31, 2005.

Net asset growth since December 31, 2004 was funded by the following:

                                                           Three months ended
Increase (decrease) in liabilities and equity ($000s)        March 31, 2005
                                                             $            %
Increase in federal funds purchased                    $  5,596          n/a
Increase in core deposits (including MMDA)                5,417         2.2%
Increase in wholesale certificates of deposit             1,317         2.4%
Increase in other borrowings                                883        10.3%
Increase in retail certificates of deposit > $100           425         0.8%
Increase in stockholders' equity                            321         1.0%
Net decrease in other liabilities (various categories)     (241)       -9.4%

Total increase in liabilities and stockholders' equity  $13,718         3.0%

Available liquidity tightened during the current quarter as PSB experienced strong loan growth without matching core deposit growth. A significant portion of net asset growth was funded with increases in short-term funding, both federal funds purchased and core deposits including NOW and savings accounts.

Table 1:  Period-End Loan Composition

                                                   March 31,          March 31,     December 31, 2004
                                            Dollars     Dollars  Percentage of total       Percentage
(dollars in thousands)                        2005        2004     2005     2004   Dollars  of total
Commercial, industrial, and agricultural    $ 83,483  $  70,995    22.8%   22.3%    $ 72,456  20.8%
Commercial real estate mortgage              169,108    152,852   46.2%    48.1%     164,531  47.2%
Residential real estate mortgage              95,006     77,322   25.9%    24.3%      93,011  26.7%
Residential real estate loans held for sale      274        140    0.1%     0.0%         342   0.1%
Consumer home equity                          12,203      9,591    3.3%     3.0%      11,620   3.3%
Consumer and installment                       6,379      7,250    1.7%     2.3%       6,462   1.9%

Totals                                      $366,453   $318,150  100.0%   100.0%    $348,422 100.0%

The loan portfolio is PSB's primary asset subject to credit risk. PSB's process for monitoring credit risks includes monthly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.
                                       11
The aggregate amount of nonperforming assets increased $202 (7.2%) to $3,011 at March 31, 2005 from $2,809 at December 31, 2004. Nonperforming loans also include restructured loans until six consecutive monthly payments are received under the new loan terms. Total nonperforming assets as a percentage of total assets increased slightly to .64% from .62% at December 31, 2004, but decreased from .90% at March 31, 2004. PSB also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were .59% at March 31, 2005 compared to .56% at December 31, 2004, and .88% at March 31, 2004. The allowance for loan losses was 1.18% of gross loans at March 31, 2005 compared to 1.19% at December 31, 2004, and 1.16% at March 31, 2004.

Table 2:  Allowance for Loan Losses

                                                          Three months ended
                                                               March 31,
(dollars in thousands)                                    2005         2004
Allowance for loan losses at beginning                 $4,157       $3,536
Provision for loan losses                                 150          240
Recoveries on loans previously charged off                  2            7
Loans charged off                                          (6)         (83)

Allowance for loan losses at end                       $4,303       $3,700

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 3:  Nonperforming Assets

                                                     March 31,      December 31,
(dollars in thousands)                                 2005       2004         2004
Nonaccrual loans                                     $2,148     $3,225       $2,174
Accruing loans past due 90 days or more                   -        270            -
Restructured loans not on nonaccrual                    576        213          628


Total nonperforming loans                             2,724     3,708         2,802
Foreclosed assets                                       287        82             7

Total nonperforming assets                           $3,011    $3,790        $2,809

Nonperforming loans as a % of gross loans receivable   0.74%     1.17%         0.80%
Total nonperforming assets as a % of total assets      0.64%     0.90%         0.62%

                                       12

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail and local deposits and other local borrowings continue to comprise the bulk of asset funding and were 68.2% of total assets at March 31, 2005 compared to 68.8% of total assets at

December 31, 2004 and 66.4% at March 31, 2004. Federal Home Loan Bank advances and broker and national certificates of deposit continue to represent a significant portion of PSB's total funding ability, and is expected to grow as a percentage of assets during the remainder of 2005.

Table 4: Period-end Deposit Composition

                                                             March 31,
                                                      2005            2004
(dollars in thousands)                              $      %        $      %
Non-interest bearing demand                    $ 48,458  13.3%  $ 45,281  14.3%
Interest bearing demand and savings              72,276  19.8%    54,253  17.1%
Money market deposits                            67,576  18.4%    66,711  20.9%
Retail time deposits less than $100              65,975  18.1%    59,753  18.8%

Total core deposits                             254,285  69.7%   225,998  71.1%
Retail time deposits $100 and over               55,884  15.3%    43,767  13.8%
Broker & national time deposits less than $100    3,507   1.0%     9,728   3.1%
Broker & national time deposits $100 and over    51,708  14.1%    38,210  12.0%

Totals                                         $365,384 100.0%  $317,703 100.0%

A significant portion of the increase in core deposits continues to come from interest bearing demand (NOW) deposits from local governmental entities. These deposits are required to be collateralized and carry an interest rate that moves with the overall market. NOW balances increased $7,702 during the quarter ended March 31, 2005, the majority of which were deposits from local governmental entities. Because the local governmental entities within these categories generally carry their highest annual balances during the first quarter of the year, this level of growth is not expected to continue.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of Table 4 above, these certificates are included in retail time deposits $100 and over and totaled $7,671 at March 31, 2005, $7,666 at December 31, 2004, and $1,747 at March 31,
2004. Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB's quarterly regulatory call reports. PSB policy is to limit broker and national
                                       13
time deposits to 20% of total assets.  As of March 31, 2005 and December
31, 2004, broker and national time deposits were 11.8% of total assets compared to 11.4% at March 31, 2004. Early in the second quarter of 2005, short-term funding in federal funds purchased were refinanced with short-term priced broker deposits. Broker deposits as a percentage of total assets is expected to increase during 2005 as loan growth continues to outpace core deposit growth.

Table 5: Summary of Changes by Significant Deposit Source

                                                        March 31, % Change from prior year
(dollars in thousands)                               2005     2004      2005     2004
Total time deposits $100 and over                 $107,592  $81,977     31.2%   21.8%
Total broker and national time deposits             55,215   47,938     15.2%   17.4%
Total retail time deposits                         121,859  103,520     17.7%    3.2%
Core deposits, including money market deposits     254,285  225,998     12.5%    6.0%

Table 6 below presents maturity repricing information as of March 31, 2005. The following repricing methodologies should be noted:

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

4. Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 6: Interest Rate Sensitivity Gap Analysis

                                                            March 31, 2005
(dollars in thousands)         0-90 days  91-180 days  181-365 days  1-2 yrs  Beyond 2-5 yrs  Beyond 5 yrs Total
Earning assets:
Loans                           $143,663    $ 25,195    $ 38,474     $ 60,819   $ 77,793      $ 20,509  $366,453
  Securities                       4,083       2,775       5,558       12,927     32,342        13,398    71,083
  FHLB stock                       2,913                                                                   2,913
  CSV bank-owned life ins.                                                                       4,582     4,582
  Other earning assets             1,877                                                                   1,877
Total                           $152,536    $ 27,970    $ 44,032     $ 73,746   $110,135      $ 38,489  $446,908
Cumulative rate
  sensitive assets              $152,536    $180,506    $224,538     $298,284   $408,419      $446,908

Interest-bearing liabilities
  Interest-bearing deposits     $137,214    $ 30,458    $ 32,768     $ 38,647   $ 30,581      $ 47,258  $316,926
  FHLB advances                   14,000           -       6,000        5,000     27,000                  52,000
  Other borrowings                 8,375           -       2,813        1,203      2,653                  15,044
Total                           $159,589    $ 30,458    $ 41,581     $ 44,850   $ 60,234      $ 47,258  $383,970
Cumulative interest
  sensitive liabilities         $159,589    $190,047    $231,628     $276,478   $336,712      $383,970

Interest sensitivity gap for
  the individual period         $ (7,053)  $  (2,488)   $  2,451     $ 28,896    $49,901      $ (8,769)
Ratio of rate sensitive assets
  To rate sensitive liabilities
  For the individual period         95.6%       91.8%      105.9%       164.4%     182.8%         81.4%

Cumulative interest
  sensitivity gap               $ (7,053)  $  (9,541)   $ (7,090)    $ 21,806   $ 71,707      $ 62,938

Cumulative ratio of rate
  sensitive assets
  to rate sensitive liabilities     95.6%       95.0%       96.9%       107.9%     121.3%        116.4%

At March 31, 2005, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 97% to 94% (if up 200 basis points) and 102% (if down 100 basis points), respectively. At December 31, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 101% to 95% (if up 200 basis points) and 105% (if down 100 basis points), respectively. At March 31, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 99% to 94% (if up 200 basis points) and 103% (if down 100 basis points), respectively.

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by PSB's Asset/Liability Committee are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs.

PSB also uses various policy measures to assess the adequacy of PSB's liquidity and interest rate risk as described below.
                                       15
Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at March 31, 2005, December 31, 2004, and March 31, 2004, was 3.5%, 7.1%, and 5.5%. During the quarter ended March 31, 2005, basic surplus declined due in large part to pledging of securities for deposits from governmental entities, which reduced available net liquid assets. During the second quarter 2005, PSB has reallocated deposits to free up available collateral and anticipates presenting a basic surplus near 5% at June 30, 2005.

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At March 31, 2005, December 31, 2004, and March 31, 2004, net interest income for the next 12 months was projected to increase 1.28%, decrease .04%, and decrease .60%, respectively, if rates increase 200 basis points. At March 31, 2005, December 31, 2004, and March 31, 2004, net interest income for the next 12 months was projected to decrease .56%, decrease 2.15%, and decrease ..95%, respectively, if rates decrease 100 basis points. These changes are within policy requirements and considered acceptable by management.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At March 31, 2005, December 31, 2004, and March 31, 2004, PSB's core funding utilization ratio was projected to be 49%, 46% and 46%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2005 increased $321 to $33,937, or 1.0% from $33,616 at December 31, 2004. After shareholder stock buybacks of $192, net income retained during the three months ended March 31, 2005 was $848. However, capital decreased $578 since December 31, 2004 from a decline in the unrealized gain on securities available for sale (net of tax effects) as increases in short-term rates reduced the value of fixed rate debt securities. All other net increases in capital totaled $51. Stockholders' equity included unrealized losses on securities available for sale, net of their tax effect, of $194 at March 31, 2005, compared to unrealized gains of $384 at December 31, 2004.

The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2005 and December 31, 2004, PSB's subsidiary bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized." Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Average tangible capital to average assets was 7.25% during the March 2005 quarter, 7.49% during the December 2004 quarter, and 7.83% during the March 2004 quarter. Regulatory capital has decreased during 2005 as asset growth has exceeded Tier 1 capital growth from retained net income. Management expects to obtain additional capital in 2005 from a pooled trust preferred capital issue or other non-dilutive capital issue to remain well-capitalized during 2005 based on planned asset growth and shareholder dividend payments.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year and 6,000 shares at $32.00 per share were purchased under this program during the quarter ended March 31, 2005. 3,058 shares of the buyback were re-issued to fund an exercise of employee stock options, exercised at a price of $15.83 per share. During April 2005, PSB repurchased an additional 4,000 shares at $31.50 per share and anticipates that it will purchase another 7,200 shares during 2005 on the open market at prices then in effect.

Table 7:  Capital Ratios - Consolidated Holding Company

(dollars in thousands)                                     March 31,     Dec. 31,
                                                             2005      2004      2004
Stockholders' equity                                     $  33,937  $  33,514 $  33,616
Disallowed mortgage servicing right assets                     (82)       (75)      (84)
Unrealized (gain) loss on securities available for sale        194     (1,255)     (384)

Tier 1 regulatory capital                                   34,049     32,184    33,148
Add: allowance for loan losses                               4,303      3,700     4,157
Total regulatory capital                                 $  38,352  $  35,884 $  37,305

Total assets                                              $468,692   $420,738  $454,974
Disallowed mortgage servicing right assets                     (82)       (75)      (84)
Unrealized (gain) loss on securities available for sale        194     (1,255)     (384)
Tangible assets                                           $468,804   $419,408  $454,506
Risk-weighted assets (as defined by current regulations)  $368,398   $327,563  $350,224

Tier 1 capital to average tangible assets (leverage ratio)    7.33%      7.67%     7.40%
Tier 1 capital to adjusted risk-weighted assets               9.24%      9.83%     9.46%
Total capital to adjusted risk-weighted assets               10.41%     10.95%    10.65%

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2005 was $1,040, or $.60 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2004 was $954, or $.55 per share for basic and diluted earnings per share. The March 2005 quarter saw increased earnings over last year and 2005 net income is expected to be in a range of $4.3 million to $4.6 million. Operating results for the first quarter 2005 generated an annualized return on average assets of .91% and an annualized return on average equity of 12.41%, compared to .94% and 11.64% for the March 2004 quarter.

The quarter ended March 31, 2005 benefited from two special items. The first was a large recovery of collection expenses on a problem loan that increased net income $61. In addition, a payout of PSB's investment on the sale of the Pulse ATM system (a cooperative) to Discover Financial Services increased net income $42. Net income for the quarter ended March 31, 2004 included the write-off of collection expenses of $127 and a large security gain of $111 as special items. Quarterly net income before these special collection items and all gains on sale of investment securities was $933 in 2005 compared to $964 in 2004.

The following Table 8 presents PSB's consolidated quarterly summary financial data.

Table 8: Financial Summary

(dollars in thousands, except per share data)                             Quarter ended
                                                  March 31, Dec. 31,     Sept. 30,    June 30,   March 31,
EARNINGS AND DIVIDENDS:                             2005      2004         2004         2004        2004
Net interest income                               $3,520      $3,577      $3,521      $3,517      $3,474
Provision for loan losses                         $  150      $  180      $  195      $  240      $  240
Other noninterest income                          $  803      $  764      $  764      $  855      $  740
Other noninterest expense                         $2,640      $2,626      $2,833      $2,914      $2,602
Net income                                        $1,040      $1,043      $  747      $  782      $  954

Basic earnings per share (3)                      $ 0.60      $ 0.61      $ 0.43      $ 0.45      $ 0.55
Diluted earnings per share (3)                    $ 0.60      $ 0.60      $ 0.43      $ 0.45      $ 0.55
Dividends declared per share (3)                  $    -      $ 0.30      $    -      $ 0.30      $    -
Net book value per share                          $19.77      $19.55      $19.41      $18.68      $19.33

Semi-annual dividend payout ratio                    n/a       28.82%        n/a       29.84%        n/a
Average common shares outstanding              1,721,058   1,717,394   1,720,436   1,729,322   1,733,531

BALANCE SHEET - AVERAGE BALANCES:

Loans receivable, net of allowances for loss    $354,136    $341,997    $331,167    $320,471    $307,109
Assets                                          $465,083    $448,591    $439,177    $426,826    $407,577
Deposits                                        $367,394    $353,310    $347,015    $330,337    $312,455
Stockholders' equity                            $ 33,989    $ 34,076    $ 33,010    $ 32,942    $ 32,878

PERFORMANCE RATIOS:

Return on average assets (1)                        0.91%       0.92%       0.67%       0.73%       0.94%
Return on average stockholders' equity (1)         12.41%      12.18%       8.98%       9.52%      11.64%
Average tangible stockholders' equity to
  average assets                                    7.25%       7.49%       7.46%       7.61%       7.83%
Net loan charge-offs to average loans               0.00%       0.04%       0.00%       0.01%       0.02%
Nonperforming loans to gross loans                  0.74%       0.80%       0.94%       0.98%       1.17%
Allowance for loan losses to gross loans            1.18%       1.19%       1.22%       1.19%       1.16%
Net interest rate margin (1)(2)                     3.40%       3.50%       3.51%       3.64%       3.73%
Net interest rate spread (1)(2)                     3.05%       3.12%       3.17%       3.30%       3.38%
Service fee revenue as a percent of
  average demand deposits (1)                       2.19%       2.22%       2.52%       2.63%       2.60%
Noninterest income as a percent
  of gross revenue                                 11.87%      11.64%      11.93%      13.54%      12.24%
Efficiency ratio (2)                               59.11%      58.52%      63.95%      64.54%      59.73%
Noninterest expenses to average assets (1)          2.30%       2.33%       2.56%       2.74%       2.56%

STOCK PRICE INFORMATION:

High                                              $32.20      $33.25      $35.25      $35.60      $35.60
Low                                               $31.85      $32.00      $33.00      $34.50      $33.50
Market value at quarter-end                       $31.85      $32.10      $33.00      $34.50      $35.00

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $47 (1.3%) from $3,616 for the quarter ended March 31, 2004 to $3,663 for the current quarter ended March 31, 2005, but declined $60 from $3,723 for the quarter ended December 31, 2004. Net interest income has been negatively impacted by a flattening yield curve and competitive pressures on deposit rates while loan growth continued to be funded with higher cost wholesale funds. Margin on earning assets declined from 3.73% in the March 2004 quarter, and from 3.50% in the December 2004 quarter to 3.40% during the March 2005 quarter. Earning asset yields increased slightly and were 5.66% at March 2005, 5.59% at December 2004, and 5.60% at March 2004. However, the cost of interest-bearing liabilities increased from 2.24% at March 2004 to 2.47% at December 2004, and 2.61% at March 2005.

PSB updated accounting procedures during March 2005 to improve recognition and amortization of deferred loan origination fees and costs in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("FAS 91"). This change is more fully described in this Quarterly Report on From 10-Q under "Noninterest Expense." Tax-adjusted net interest margin before accounting adjustments for FAS 91 would have been 3.51% during the March 2005 quarter (compared to a reported 3.40%), 3.63% during the December 2004 quarter (compared to a reported 3.50%), and 3.78% in the March 2004 quarter (compared to a reported 3.73%).

The increase in funding costs has been led by interest-bearing core deposits (excluding retail certificates of deposit), whose rate increased from .87% at December 2004 to 1.30% at March 2005, an increase of 43 basis points. This increase is due to several factors. Prior to the March 2005 quarter, recent increases in the Federal Reserve discount rate (totaling 125 basis points by December 31, 2004) were not yet reflected in core deposit rates, as the average rate for these deposits was .79% in the June 2004 quarter (the initial discount rate increase occurred in June 2004). Future discount rate increases are expected to continue to be reflected in the core deposit rates. In addition, a portion of the commercial loan growth in the March 2005 quarter was funded by high-yield money market and NOW accounts sold to new large depositors and local governmental entities earning rates tied to the 30-day LIBOR rate or other adjustable wholesale rates. Lastly, these core deposits made up a larger base of our funding, with average quarterly balances growing $20.0 million over the December 2004 quarter, an increase of 16.2%. As noted previously, because the local governmental entities within these categories generally carry their highest annual balances during the first quarter of the year, this level of average balance growth is not expected to continue.

While PSB's balance sheet remains largely neutral to interest rate changes, to facilitate retention and growth in core deposits a change in the money market product to introduce higher tiered rates for higher balances effective April 1, 2005 is expected to continue the margin decline in the coming months.

Table 9: Net Interest Income Analysis

(dollars in thousands)              Quarter ended March 31, 2005 Quarter ended March 31, 2004
                                     Average              Yield/  Average           Yield/
                                     Balance   Interest   Rate    Balance  Interest  Rate
Assets
Interest-earning assets:
   Loans (1)(2)                      $358,351   $5,222    5.91%  $310,718  $4,571    5.90%
   Taxable securities                  46,739      452    3.92%    47,878     461    3.86%
   Tax-exempt securities (2)           24,511      365    6.04%    24,639     368    5.99%
   FHLB stock                           2,900       40    5.59%     2,471      40    6.49%
   Other                                4,734       28    2.40%     2,953       6    0.81%

   Total (2)                          437,235    6,107    5.66%   388,659   5,446    5.62%

Non-interest earning assets:
   Cash and due from banks             13,473                      11,475
   Premises and equipment, net         12,517                       8,288
   Cash surrender value of
      life insurance                    2,728                           -
   Other assets                         3,345                       2,764
   Allowance for loan losses           (4,215)                     (3,609)

   Total                             $465,083                    $407,577

Liabilities & stockholders' equity
Interest bearing liabilities:
   Savings and demand deposits        $72,611     $239    1.33%   $51,820     $85   0.66%
   Money market deposits               71,681      222    1.26%    66,568     154   0.93%
   Time deposits                      174,939    1,350    3.13%   149,235   1,052   2.83%
   FHLB borrowings                     48,889      550    4.56%    46,615     466   4.01%
   Other borrowings                    12,283       83    2.74%    13,555      73   2.16%

   Total                              380,403    2,444    2.61%   327,793   1,830   2.24%

Non-interest bearing liabilities:
   Demand deposits                     48,163                      44,832
   Other liabilities                    2,528                       2,074
   Stockholders' equity                33,989                      32,878

   Total                             $465,083                    $407,577

Net interest income                     3,663                       3,616
Rate spread                              3.05%                       3.38%
Net yield on interest-earning assets     3.40%                       3.73%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Expense and Expense Volume and Rate Analysis
Three months ended March 31, 2005

                                             2005 compared to 2004
(dollars in thousands)                  increase (decrease) due to (1)
                                         Volume      Rate          Net
Interest earned on:
   Loans (2)                            $ 642       $   9       $ 651
   Taxable securities                     (11)          2          (9)
   Tax-exempt securities (2)               (6)          3          (3)
   FHLB stock                               7          (7)          -
   Other interest income                    4          18          22

Total                                     636          25         661

Interest paid on:
   Savings and demand deposits             34         120         154
   Money market deposits                   12          56          68
   Time deposits                          179         119         298
   FHLB borrowings                         22          62          84
   Other borrowings                        (7)         17          10

Total                                     240         374         614

Net interest earnings                   $ 396       $(349)      $  47

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $150 for the three months ended March 31, 2005, and $240 for the three months ended March 31, 2004. Net charge-offs as a percentage of average loans outstanding were ..00% and .02% during the three months ended March 31, 2005 and 2004, respectively. PSB has seen an improvement in the credit quality of existing loans and has decreased the amount of provision made to the allowance to reflect this improvement.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and
                                       22
other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Quarterly noninterest income increased $63 in the March 2005 quarter to $803 compared to $740 in 2004. However, a one-time payout of $70 was received during the March 2005 quarter from Discover Financial Services on the purchase of the Pulse ATM system (in which PSB was a cooperative member) which increased noninterest income. A decline of $105 in gain on sale of securities compared to the March 2004 quarter was offset largely by an increase in investment and insurance sales commissions of $79 during March 2005. Mortgage banking income was $155 in March 2005 compared to $160 in March 2004.

Service fee income declined $31 to $260 in March 2005 compared to the prior year quarter, continuing a quarterly downward trend. However, PSB recently completed a comprehensive retail and commercial fee review and updated fees to be effective on April 1 for retail products and June 1 for commercial products.

During February 2005, PSB purchased $4.5 million of bank-owned life insurance on bank officers in connection with new employee deferred compensation and incentive plans. The increase in cash surrender value of life insurance was $20 during the March 2005 quarter. The incremental tax-favored earnings on the life insurance are intended to offset the cost of the additional compensation plans. The previously disclosed compensation plans generally provide deferred compensation with benefits dependent on PSB achieving profit and growth benchmarks.

Peoples Insurance Services LLC, our commercial property and casualty insurance agency and brokerage (a September 2003 start-up), incurred a net loss of $24 after tax benefits during March 2005, compared to a net loss of $31 during the March 2004 quarter (excluding internal cost allocations). Total revenue during the March 2005 quarter of $16 continues to be less than budgeted. Management continues to consider changes to agency operations and products to meet budget.

As a FHLB Mortgage Partnership Finance loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. At March 31, 2005, the maximum obligation on the entire servicing portfolio for such guarantees was approximately $787 (.49% of the serviced principal) up from $601 (.39% of the serviced principal) at March 31, 2004, and $743 (.46% of the serviced principal) at December 31, 2004. Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.
                                       23
NONINTEREST EXPENSE

Noninterest operating expenses increased $38, or 1.5% to $2,640 in the quarter ended March 2005 compared to $2,602 during the quarter ended March 2004. Increases in salaries and wages of $81 and in occupancy expenses of $144 were offset by a decline in other noninterest expenses of $228.

During the March 2005 quarter, a reimbursement of collection fees on a problem loan were recovered, which decreased other noninterest expenses by $101. Conversely, the March 2004 quarter included $127 of collection fees written off to other noninterest expense in response to regulatory requirements to account for collection fees as expense until collected.

The increase in employee salaries and benefits of $81 previously mentioned was up 5.2% from the prior year. Company employees were granted inflationary and merit increases effective January 1, 2005 averaging 3.4% of base pay. However, salaries and wages were also reduced by $165 during the March 2005 quarter as PSB implemented a daily automated system to improve accounting for deferred loan fees and costs (including lender and support personnel salaries) in accordance with current accounting standards (FAS 91). FAS 91 requires loan origination fees and direct loan origination costs to be deferred and amortized as a yield adjustment earned on the loan. Previously, these accounting adjustments for deferral of costs were made only at year-end and in prior years had an immaterial impact on the individual quarterly financial statements. The change in accounting procedure was made to simplify operations and improve the accuracy of earnings reporting. Excluding the deferral of salaries for FAS 91, the increase in salaries and benefits was $246, an increase of 15.9%. In addition to the annual inflationary and merit increases in base pay, the number of full time equivalent employees increased 15.4% during the 12 months ended March 31, 2005.

Offsetting the increase to March 2005 income from deferred employee wage expense related to new loan originations under FAS 91 were decreases to income from deferral of $28 in fees collected, and amortization of previously capitalized net loan origination costs of $89 against net interest income. Taken together, FAS 91 accounting adjustments increased March 2005 net income by $29 and decreased March 2004 net income by $22.

Total noninterest expenses excluding the special collection expense items and the impact of deferred loan origination costs (wages) in the March 2005 quarter were $2,906 compared to $2,475 in March 2004, an increase of 17.4%.
                                       24


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of PSB's Form 10-K for the year ended December 31, 2004.

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

January 2005                   0    $       0               0                   0
February 2005              1,189        32.00               0                   0
March 2005                 6,000        32.00           6,000              11,200

Quarterly Totals           7,189       $32.00           6,000              11,200

Note regarding share purchases made other than through a publicly announced program

During February 2005, Company officers purchased shares of PSB for their personal accounts, including 1,189 shares at an average price of $32.00.

ITEM 6.  EXHIBITS

      Exhibits required by Item 601 of Regulation S-K.

    Exhibit
    Number                        Description

   10.1  Amendment to Executive Deferred Compensation Plan - David K. Kopperud
   10.2  Amendment to Executive Deferred Compensation Plan - David A. Svacina
   10.3  PSB Holdings, Inc. 2001 Stock Option Plan
   10.4  Executive Officer Post Retirement Benefit Plan
   31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
   31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
   32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PSB HOLDINGS, INC.



May 13, 2005                        SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       27

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))



The following exhibits are filed as part this report:

10.1  Amendment to Executive Deferred Compensation Plan - David K. Kopperud
10.2  Amendment to Executive Deferred Compensation Plan - David A. Svacina
10.3  PSB Holdings, Inc. 2001 Stock Option Plan
10.4  Executive Officer Post Retirement Benefit Plan
31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002