Form 10-Q
period 2005-06-30
PSB HOLDINGS INC /WI/
filed 2005-08-15
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2005

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

   The number of common shares outstanding at August 4, 2005 was 1,712,771.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                          Quarter Ended June 30, 2005


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Consolidated Balance Sheets
              June 30, 2005 (unaudited) and December 31,
              2004 (derived from audited financial statements)               1

              Consolidated Statements of Income
              Three Months and Six Months Ended June 30, 2005
              and 2004 (unaudited)                                           2

              Consolidated Statement of Changes in Stockholders' Equity
              Six Months Ended June 30, 2005 (unaudited)                     3

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2005 and 2004 (unaudited)            4

              Notes to Consolidated Financial Statements                     6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk   31

      Item 4.  Controls and Procedures                                      31


PART II. OTHER INFORMATION

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  32

      Item 4.  Submission of Matters to a Vote of Security Holders          32

      Item 6.  Exhibits                                                     33

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (unaudited), December 31, 2004 (derived from audited financial statements)
(dollars in thousands, except per share data)                 June 30,   December 31,
                                                                2005         2004
ASSETS
Cash and due from banks                                     $  13,019     $  12,680
Interest-bearing deposits and money market funds                2,633         3,265
Federal funds sold                                              2,610         7,379
Cash and cash equivalents                                      18,262        23,324

Securities available for sale (at fair value)                  72,464        68,894
Federal Home Loan Bank stock (at cost)                          2,953         2,874
Loans held for sale                                               610           342
Loans receivable, net of allowance for loan losses of $4,309
   and $4,157, respectively                                   370,252       343,923
Accrued interest receivable                                     1,971         1,744
Foreclosed assets                                                 229             7
Premises and equipment                                         12,622        12,432
Mortgage servicing rights, net                                    853           839
Cash surrender value of bank-owned life insurance               4,627           -
Other assets                                                    1,347           595
TOTAL ASSETS                                                 $486,230      $454,974

LIABILITIES
Non-interest-bearing deposits                               $  53,759     $  51,635
Interest-bearing deposits                                     325,781       306,590
   Total deposits                                             379,540       358,225

Federal Home Loan Bank advances                                55,000        52,000
Other borrowings                                                5,879         8,565
Junior subordinated debentures                                  7,732            -
Accrued expenses and other liabilities                          3,363         2,568
   Total liabilities                                          451,514       421,358

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of
      $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                    1,887         1,887
Additional paid-in capital                                      9,655         9,672
Retained earnings                                              26,960        25,281
Accumulated other comprehensive income (loss)                      72           384
Treasury stock, at cost - 174,408 and 167,586 shares,
   respectively                                                (3,858)       (3,608)
   Total stockholders' equity                                  34,716        33,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $486,230      $454,974

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                      Three Months Ended     Six Months Ended
(dollars in thousands,                                      June 30,           June 30,
except per share data - unaudited)                       2005      2004     2005     2004
Interest and dividend income:
   Loans, including fees                               $ 5,581  $ 4,714   $10,784 $ 9,268
   Securities:
      Taxable                                              467      453       919     914
      Tax-exempt                                           237      245       478     488
   Other interest and dividends                             55       46       123      92

         Total interest and dividend income              6,340    5,458    12,304  10,762

Interest expense:
   Deposits                                              2,141    1,360     3,952   2,651
   FHLB advances                                           507      504     1,057     970
   Other borrowings                                        106       77       189     150
   Junior subordinated debentures                            4        -        4        -

         Total interest expense                          2,758    1,941    5,202    3,771

Net interest income                                      3,582    3,517    7,102    6,991
Provision for loan losses                                   30      240      180      480
Net interest income after provision for loan losses      3,552    3,277    6,922    6,511

Noninterest income:
   Service fees                                            324      322      584      613
   Mortgage banking                                        249      308      404      468
   Investment and insurance sales commissions              202       90      372      181
   Net gain on sale of securities                            -        -        6      111
   Increase in cash surrender value of life insurance       46        -       66        -
   Other noninterest income                                126      135      318      222

         Total noninterest income                          947      855    1,750    1,595

Noninterest expense:
   Salaries and employee benefits                        1,641    1,547    3,270    3,095
   Occupancy and facilities                                427      361      872      662
   Loss on abandonment of premises and equipment             -      329        -      329
   Data processing and other office operations             168      187      340      347
   Advertising and promotion                                95       64      158       98
   Other noninterest expenses                              449      426      780      985

        Total noninterest expense                        2,780    2,914    5,420    5,516

Income before provision for income taxes                 1,719    1,218    3,252    2,590
Provision for income taxes                                 548      436    1,041      854

Net income                                             $ 1,171  $   782  $ 2,211  $ 1,736
Basic earnings per share                               $  0.68  $  0.45  $  1.29  $  1.00
Diluted earnings per share                             $  0.68  $  0.45  $  1.28  $  0.99

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended June 30, 2005 - unaudited

                                                                          Accumulated
                                                                             Other
                                                        Additional       Comprehensive
                                                 Common  Paid-in   Retained  Income  Treasury
(dollars in thousands)                           Stock   Capital   Earnings (Loss)    Stock     Totals
Balance January 1, 2005                          $1,887   $9,672   $25,281   $384   $(3,608)   $33,616

Comprehensive income:
   Net income                                                        2,211                       2,211
   Unrealized loss on securities
      available for sale, net of tax                                         (310)                (310)
   Reclassification adjustment for security
      gain included in net income, net of tax                                  (2)                  (2)

         Total comprehensive income                                                              1,899

Purchase of treasury stock                                                             (318)      (318)
Proceeds from stock options issued out
   of treasury                                               (17)                        65         48
Distribution of treasury stock in settlement
   of liability to Company directors                                                      3          3
Cash dividends declared $.31 per share                                (532)                       (532)

Balance June 30, 2005                            $1,887   $9,655   $26,960   $ 72   $(3,858)   $34,716

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2005 and 2004 - unaudited (dollars in thousands)

                                                                         2005        2004
Cash flows from operating activities:
   Net income                                                       $  2,211     $  1,736
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization                 822          587
         Provision for loan losses                                       180          480
         Deferred net loan origination costs                            (276)          -
         Gain on sale of mortgage loans                                 (270)        (433)
         Provision for servicing right valuation allowance                 2           48
         Loss on abandonment of premises and equipment                     -          329
         Gain on sale of premises and equipment                           (2)          -
         Gain on sale of foreclosed assets                                (2)         (37)
         Gain on sale of securities                                       (6)        (111)
         Increase in cash surrender value of life insurance              (66)          -
         FHLB stock dividends                                            (79)         (77)
         Changes in operating assets and liabilities:
            Accrued interest receivable                                 (227)        (107)
            Other assets                                                (330)        (119)
            Other liabilities                                            798         (588)
   Net cash provided by operating activities                           2,755        1,708

Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Securities available for sale                                    6,582        6,688
   Payment for purchase of:
      Securities available for sale                                  (10,710)      (7,005)
   Purchase of FHLB stock                                                  -         (271)
   Net increase in loans                                             (26,837)     (20,962)
   Capital expenditures                                                 (661)      (3,563)
   Proceeds from sale of premises and equipment                            2           -
   Proceeds from sale of foreclosed assets                                60            7
   Purchase of bank-owned life insurance                              (4,561)          -
   Net cash used in investing activities                             (36,125)     (25,106)

Cash flows from financing activities:
   Net increase (decrease) in non-interest-bearing deposits            2,124       (3,662)
   Net increase in interest-bearing deposits                          19,191       27,524
   Proceeds from long-term FHLB advances                              17,000       10,000
   Repayments of long-term FHLB advances                             (14,000)     (10,000)
   Net increase (decrease) in other borrowings                        (2,686)      (1,081)
   Proceeds from issuance of junior subordinated debentures            7,481           -
   Dividends declared                                                   (532)        (518)
   Proceeds from issuance of stock options                                48           -
   Purchase of treasury stock                                           (318)        (280)
   Net cash provided by financing activities                          28,308       21,983
Net decrease in cash and cash equivalents                             (5,062)      (1,415)
Cash and cash equivalents at beginning                                23,324       18,927
Cash and cash equivalents at end                                    $ 18,262      $17,512

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Six months ended June 30, 2005 and 2004 - unaudited (dollars in thousands)

                                                                      2005        2004
Supplemental cash flow information:
Cash paid during the period for:
      Interest                                                    $  5,019     $  3,810
      Income taxes                                                     610          883
Noncash investing and financing activities:
      Loans charged off                                           $     34     $    117
      Loans transferred to foreclosed assets                           281            -
      Loans originated on sale of foreclosed assets                      -           70
      Distribution of treasury stock in settlement of liability
        to Company directors                                             3            8
      Common stock of PSB Holdings Statutory Trust I acquired
         in exchange for junior subordinated debentures                232            -

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

As permitted by generally accepted accounting principles, PSB has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on PSB's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months and six months ended June 30, 2005 and 2004, there was no pro forma impact to net income or earnings per share during these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011. As of June 30, 2005, 21,215 options outstanding were eligible to be exercised at a weighted average
                                       6
exercise price of $16.06 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:

                                                                  Three months ended      Six months ended
(dollars in thousands, except per share data - unaudited)               June 30,               June 30,
                                                                    2005       2004          2005      2004
Net income                                                  $      1,171   $      782  $    2,211  $   1,736

Weighted average shares outstanding                            1,714,134    1,729,322   1,717,577  1,731,426
Effect of dilutive stock options outstanding                      10,235       15,310      10,399     15,221

Diluted weighted average shares outstanding                    1,724,369    1,744,632   1,727,976  1,746,647
Basic earnings per share                                    $       0.68   $     0.45  $     1.29  $    1.00
Diluted earnings per share                                  $       0.68   $     0.45  $     1.28  $    0.99

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2005 and 2004 is as follows:

                                              Three months ended      Six months ended
                                                     June 30,             June 30,
(dollars in thousands - unaudited)               2005      2004        2005       2004
Net income                                    $ 1,171   $    782     $ 2,211   $ 1,736
Unrealized gain (loss) on securities
  available for sale, net of tax                  266     (1,259)       (310)     (781)
Reclassification adjustment for security
  gain included in net income, net of tax           -          -          (2)      (67)
Comprehensive income (loss)                   $ 1,437   $   (477)    $ 1,899  $    888

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs less loans in process and the allowance for loan losses.

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded
                                       7
only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

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

NOTE 6 - FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis.
Costs related to development and improvement of property are
                                       8
capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

NOTE 7 - INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB's federal income tax returns for 1999 through 2002, and has disallowed a portion of People State Bank's interest deductions for such years. The IRS asserts that PSB owes an additional $182,000 of tax and interest (computed through August 15, 2005).
The IRS's contention is that municipal bonds owned by the Bank's Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank's allowable interest expense. The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries. In August 2005, PSB filed a petition with the United State Tax Court contesting such adjustment. PSB believes all tax returns are correct as filed, and, at this time, no additional tax expense for this adjustment has been recorded.

NOTE 8 - CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

PSB Holdings Statutory Trust I, a Delaware business trust wholly owned by PSB, completed the sale of $7,500,000 of Trust Preferred Securities to a pooling vehicle of other trust preferred securities whose shares were later sold to private investors (a pooled trust preferred offering). The Trust used the proceeds from the offering and the issuance of $232,000 of common stock ownership in the Trust to purchase $7,732,000 of PSB Junior Subordinated Debentures from PSB.

The Trust Preferred Securities mature in 30 years and have an initial fixed rate of 5.82% until September 2010. Following September 2010, the rate is adjusted quarterly to the three month London Interbank Offered Rate (LIBOR) plus 1.70%. The Trust Preferred Securities may be called in part or in full on September 15, 2010, and quarterly thereafter, with 30 days notice. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on September 15, 2035 or upon earlier redemption.

PSB has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trust. The Trust Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. PSB used the proceeds from the sales of the debentures for general corporate purposes and to support continued asset growth through funding qualifying as regulatory capital.
                                       9
NOTE 10 - DERIVATIVE INSTRUMENT

PSB uses an interest rate swap to manage its risk associated with fixed rate liability funding that is subject to changes in fair value. The contract has been designated and qualifies as a fair value hedge and is reported at fair value. The contract is deemed to be fully effective and, therefore, the change in fair value of the hedge is offset against the opposite change of fair value in the liability being hedged. At the inception of the contract, PSB has documented its risk management strategy and the hedge's effectiveness. PSB interest rate risk management strategy is to change fixed brokered time deposit interest payments to a floating rate payment to better match low-cost funding with recently originated adjustable rate commercial loans. Consistent with the classification of interest payments on the related debt, the cash settlements associated with the interest rate swap are presented as operating activities in the statement of cash flows.

During April 2005, PSB entered into a $10,000,000 notional amount interest rate swap contract under which it pays interest at a floating rate equal to 30 day LIBOR less 2.5 basis points and receives fixed rate payments of 4.25%. The contract is considered to be a fully effective fair value hedge and therefore changes in the fair value of the interest rate swap directly offset changes to the fair value of the liability on the balance sheet. Interest expense reported on the statement on income is equal to the floating rate paid on the swap. Both the swap (by the swap counterparty) and the liability (by PSB) are callable in April 2006, with additional semi-annual call dates until final maturity in October 2008. The fair value liability of the swap at June 30, 2005 of $19,275 is included in other liabilities on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. The quarterly report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on June 30, 2005, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of PSB's Form 10-K for the year ended December 31, 2004 and, from time to time, in PSB's other filings with the Securities and Exchange Commission.
                                       10
EXECUTIVE OVERVIEW

This overview summarizes PSB's financial trends and the primary opportunities and challenges faced by management. It is intended to assist the reader in better understanding these trends and management's plan to address them. In addition, the near-term issues on which management is most focused are outlined in general terms as a backdrop for more detailed statistical and narrative analysis presented in this Quarterly Report on Form 10-Q.

PSB earnings increased substantially during the three and six months ended June 30, 2005 compared to the prior year periods. The prior year quarter ended June 30, 2004 included a special charge of $199 after tax benefits as the prior home office building (located on the same property now used as a home office by PSB) was demolished. Even if this special charge is disregarded, earnings per share are up 21% for the quarter ended June 30, 2005 and up 16% for the six months ended June 30, 2005 compared to last year.

Credit quality continues to improve as existing problem loans are reduced while PSB originates new high credit quality commercial loans to large local businesses. Recognizing this improvement in credit quality, provisions for loan losses have declined compared to the prior year, contributing to increased 2005 net income.

PSB is strategically expanding into additional commercial banking products and has recently invested in people, equipment, and products to serve larger commercial borrowers. Loans originated to this customer base are typically at much lower credit spreads than lending to PSB's traditional small business customer. Because this loan growth has substantially outpaced deposit growth, these loans have been funded with high-cost funding, primarily brokered certificates of deposit and high-yield money market and government funds. This combination of lower asset yields and higher cost funding has contributed to the decrease in net margin compared to prior periods. In addition, during the June 2005 quarter, some wholesale funding was extended to take advantage of temporary declines in mid-term wholesale funding costs (3 to 6 years to final maturity). This extension combined with new adjustable rate commercial loan originations has increased the asset sensitivity of the balance sheet.

PSB is seeking to increase net margin by aggressively acquiring new non-interest bearing deposits from both commercial treasury management services and retail deposits. After extensive research on features and pricing of competitive products, PSB products have been updated and new commercial treasury management software for our customers was recently introduced.

Growth in residential mortgage loans held for investment has been small as loan originations have been sold to the secondary market to increase profit compared to holding such loans in the portfolio. Despite a national trend toward origination of non-traditional mortgage products such as "option ARMs" and interest rate only mortgages, PSB has not changed mortgage lending standards or introduced such products.

In June 2005, PSB raised $7.5 million of regulatory capital for general corporate purposes from the issuance of trust preferred securities. This capital will support continued asset growth at a
                                       11
minimal cost of capital without diluting the holdings of existing shareholders. This capital issue is reflected as junior subordinated debentures on PSB's balance sheet in accordance with current accounting standards.

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

BALANCE SHEET

At June 30, 2005, total assets were $486,230, an increase of $17,538, or 3.7%, over March 31, 2005, and an increase of $31,256, or 6.9%, over December 31, 2004. Asset growth for the three months and six months ended June 30, 2005, consisted of:

                                                           Three months ended  Six months ended
Increase (decrease) in assets ($000s)                          June 30, 2005     June 30, 2005
                                                                 $       %        $         %
Increase in commercial, industrial and agricultural loans    $  7,097   8.5%   $18,124    25.0%
Increase (decrease) in cash and cash equivalents                7,084  63.4%    (5,062)  -21.7%
Increase in residential real estate mortgage loans              2,407   2.5%     4,402     4.7%
Increase in investment securities                               1,381   1.9%     3,570     5.2%
Net change in other assets (various categories)                 1,313   3.8%     2,807     8.6%
Investment in bank-owned life insurance                            45   1.0%     4,627   100.0%
Increase (decrease) in commercial real estate mortgage loans   (1,789) -1.1%     2,788     1.7%

Total increase in assets                                      $17,538   3.7%   $31,256     6.9%

PSB continues to emphasize non real estate commercial loan origination during 2005, and growth in this type of loan represented 40.5% of the total net increase in assets during the quarter ended June 30, 2005 and 58.0% of the net increase in assets since December 31, 2004. Commercial lending growth is anticipated to be the greatest portion of asset growth during the remainder of 2005.

Cash and cash equivalents increased $7,084 during the quarter ended June 30, 2005 from additional operating cash held in correspondent banks and an increase in federal funds sold after the June 28, 2005 trust preferred capital issue proceeds were received. However, cash and cash equivalents continue to be down $5,062 from December 31, 2004 primarily from a decrease in federal funds sold of $4,769.
                                       12

Net asset growth for the three months and six months ended June 30, 2005, was funded by the following:

                                                        Three months ended  Six months ended
Increase (decrease) in liabilities and equity ($000s)      June 30, 2005      June 30, 2005
                                                            $         %         $        %
Increase in wholesale certificates of deposit            $16,875    30.6%   $18,192    33.8%
Increase in junior subordinated debentures                 7,732   100.0%     7,732   100.0%
Increase in FHLB advances                                  3,000     5.8%     3,000     5.8%
Increase in retail certificates of deposit > $100          2,220     4.0%     2,645     4.8%
Net increase in other liabilities (various categories)     1,036    44.5%       795    31.0%
Increase in stockholders' equity                             779     2.3%     1,100     3.3%
Increase (decrease) in core deposits (including MMDA)     (4,939)   -1.9%       478     0.2%
Decrease in other borrowings                              (9,165)  -60.9%    (2,686)  -31.4%

Total increase in liabilities and stockholders' equity   $17,538     3.7%   $31,256     6.9%

The majority of asset growth during the quarter ended June 30, 2005 was funded by an increase in wholesale certificates of deposit. Core deposits declined during the second quarter of 2005 as cyclical municipal deposits acquired during the beginning of 2005 declined as expected. Origination of core deposits, including non-interest bearing deposits, is a key strategic initiative for management to lessen reliance on wholesale funding and to increase net margin generated by commercial loan growth. During July 2005, PSB introduced new commercial treasury management products to existing customers and is actively pursuing new customers to increase local deposit growth. Although commercial loan covenants require deposits to be held at PSB, increases in commercial deposits may occur slowly as the commercial loan customers take steps to move deposits to PSB and change their treasury management procedures to use the PSB product.

Table 1:  Period-End Loan Composition

                                                    June 30,               June 30,       December 31, 2004
                                              Dollars     Dollars  Percentage of total          Percentage
(dollars in thousands)                          2005        2004      2005      2004   Dollars  of total
Commercial, industrial, and agricultural     $ 90,580    $  70,871    24.1%    21.5%$   72,456    20.8%
Commercial real estate mortgage               167,319      156,964    44.6%    47.7%   164,531    47.2%
Residential real estate mortgage               97,413       84,235    26.0%    25.6%    93,011    26.7%
Residential real estate loans held for sale       610            -     0.2%     0.0%       342     0.1%
Consumer home equity                           12,779        9,791     3.4%     3.0%    11,620     3.3%
Consumer and installment                        6,470        7,365     1.7%     2.2%     6,462     1.9%

Totals                                       $375,171     $329,226   100.0%   100.0%  $348,422   100.0%

The loan portfolio is PSB's primary asset subject to credit risk. PSB's process for monitoring credit risks includes monthly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become
                                       13
contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), 2) restructured loans until six consecutive monthly payments are received under the new loan terms, and
3) foreclosed assets. The aggregate amount of nonperforming assets decreased $316 (11.2%) to $2,493 at June 30, 2005 from $2,809 at December 31, 2004.
Total nonperforming assets as a percentage of total assets decreased to .51% at June 30, 2005 from .62% at December 31, 2004, and .76% at June 30, 2004. PSB
also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were ..57% at June 30, 2005 compared to .56% at December 31, 2004, and .84% at June 30, 2004. The allowance for loan losses was 1.15% of gross loans at June 30, 2005 compared to 1.19% at December 31, 2004, and 1.19% at June 30, 2004.

Table 2:  Allowance for Loan Losses

                                            Three months ended     Six months ended
                                                   June 30,              June 30,
(dollars in thousands)                        2005       2004       2005       2004
Allowance for loan losses at beginning       $4,303    $3,700     $4,157     $3,536
Provision for loan losses                        30       240        180        480
Recoveries on loans previously charged off        4         -          6          7
Loans charged off                               (28)      (34)       (34)      (117)
Allowance for loan losses at end             $4,309    $3,906     $4,309     $3,906

Table 3:  Nonperforming Assets

                                                         June 30,       December 31,
(dollars in thousands)                               2005       2004         2004
Nonaccrual loans                                    $1,740     $2,660       $2,174
Accruing loans past due 90 days or more                  -          -            -
Restructured loans not on nonaccrual                   524        573          628
Total nonperforming loans                            2,264      3,233        2,802
Foreclosed assets                                      229         46            7

Total nonperforming assets                          $2,493     $3,279       $2,809

Nonperforming loans as a % of gross loans receivable  0.60%      0.98%        0.80%
Total nonperforming assets as a % of total assets     0.51%      0.76%        0.62%

                                       14
LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail and local deposits continue to comprise the bulk of asset funding and were 63.2% of total assets at June 30, 2005 compared to 68.8% of total assets at December 31, 2004 and 63.7% at June 30, 2004. Federal Home Loan Bank advances and broker and national certificates of deposit continue to represent a significant portion of PSB's total funding ability, and is expected to grow as a percentage of assets during the remainder of 2005.

Table 4: Period-end Deposit Composition

                                                             June 30,              December 31,
                                                      2005             2004            2004
(dollars in thousands)                            $        %         $       %       $       %
Non-interest bearing demand                   $ 53,759   14.2%   $ 46,901  13.8% $ 51,635  14.4%
Interest bearing demand and savings            61,8771    6.3%     51,112  15.0%   64,574  18.0%
Money market deposits                           66,402   17.5%     65,576  19.3%   68,666  19.2%
Retail time deposits less than $100             67,308   17.7%     61,335  18.0%   63,993  17.8%

Total core deposits                            249,346   65.7%    224,924  66.1%  248,868  69.4%
Retail time deposits $100 and over              58,104   15.3%     49,929  14.7%   55,459  15.5%
Broker & national time deposits less than $100   2,319    0.6%      6,174   1.8%    4,594   1.3%
Broker & national time deposits $100 and over   69,771   18.4%     59,249  17.4%   49,304  13.8%

Totals                                        $379,540  100.0%   $340,276 100.0% $358,225 100.0%

Although core deposits are 10.9% greater than at June 30, 2004, most of that growth occurred prior to December 31, 2004. Since that date, deposit growth has come from brokered and national time deposits including $18,192, or 85.3% of total deposit growth of $21,315 since December 31, 2004. A significant portion of the increase in core deposits over June 30, 2004 came from interest bearing demand (NOW) deposits from local governmental entities. These deposits are required to be collateralized and carry an interest rate that moves with the overall market. Because the local governmental entities within these categories generally carry their highest annual balances during the first quarter of the year, this level of growth was not expected to continue and interest-bearing demand and savings balances did decline $10,399 during the quarter ended June 30, 2005.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of Table 4 above, these certificates are included in retail time deposits $100 and over and totaled $11,020 at June 30, 2005, $7,666 at December 31, 2004, and $6,993 at June 30,
2004. Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB's quarterly regulatory call reports.
                                       15
PSB's policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets. Broker and national deposits as a percentage of total assets was 14.8%, 11.8%, and 15.2% at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Early in the second quarter of 2005, short-term funding of federal funds purchased of $5.6 million as of March 31, 2005 was refinanced with additional broker deposits. Additional broker deposits were obtained during that period to fund anticipated loan growth. Broker deposits as a percentage of total assets is expected to increase during 2005 as loan growth continues to outpace core deposit growth.

Table 5: Summary of Balance by Significant Deposit Source

                                                       June 30,        December 31,
(dollars in thousands)                             2005       2004         2004
Total time deposits $100 and over                $127,875   $109,178     $104,763
Total broker and national time deposits            72,090     65,423       53,898
Total retail time deposits                        125,412    111,264      119,452
Core deposits, including money market deposits    249,346    224,924      248,868

Table 6: Change in June 30, 2005 Deposit Balance since Prior Period Ended:

                                                   June 30, 2004   December 31, 2004
(dollars in thousands)                               $        %         $        %
Total time deposits $100 and over                $18,697    17.1%   $23,112   22.1%
Total broker and national time deposits            6,667    10.2%    18,192   33.8%
Total retail time deposits                        14,148    12.7%     5,960    5.0%
Core deposits, including money market deposits    24,422    10.9%       478    0.2%

Table 7: Available but Unused Funding Sources other than Retail Deposits:

                                              June 30, 2005      December 31, 2004
                                            Unused, but Amount   Unused, but Amount
(dollars in thousands)                      Available   Used     Available   Used
Overnight federal funds purchased           $32,500  $      -    $22,500  $      -
FHLB advances under blanket mortgage lien    11,636    55,000     14,855    52,000
Repurchase agreements                        18,224     5,879     12,871     8,565
Wholesale market time deposits               25,156    72,090     37,097    53,898

Total available but unused funds            $87,516  $132,969    $87,323  $114,463

Funding as a percent of total assets           18.0%     27.3%      19.2%     25.2%

                                       16
Despite the increased usage of broker deposits, PSB continues to have adequate sources of available funding for growth as outlined in Table 7 above. Unused FHLB advances available under the blanket mortgage lien have declined $3,219, or 21.7% since December 31, 2004. However, securities freed from pledging as governmental NOW deposits were withdrawn increased repurchase agreements capacity by $5,353, or 41.6% since December 31, 2004. Brokered time deposit capacity has declined substantially since December 31, 2004, falling $11,941, or 32.2%.

Overnight federal funds purchased totaling $32,500 are available through four primary correspondent banks. These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds. During the six months ended June 30, 2005, average daily federal funds purchased were $6,408 compared to $4,861 during the same period in 2004. The cost of these funds is subject to change based on changes in the discount rate as determine by the Federal Reserve. PSB may maintain a continuous position in overnight federal funds purchased generally up to 14 days before amounts must be liquidated for at least one business day. Consideration of the need for federal funds purchased is part of PSB's daily cash management and funding procedures and represents the first source of liquidity as needed.

Table 8 below presents maturity repricing information as of June 30, 2005. The following repricing methodologies should be noted:

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

Table 8: Interest Rate Sensitivity Gap Analysis

                                                              June 30, 2005
(dollars in thousands)            0-90 days   91-180 days 181-365 days 1-2 yrs Beyond 2-5 yrs Beyond 5 yrs Total
Earning assets:
Loans                              $146,420  $  28,749   $  38,898  $  60,861    $ 80,789   $ 19,454  $375,171
  Securities                          4,515      5,180      10,677     12,026      26,975     13,091    72,464
  FHLB stock                          2,953                                                              2,953
  CSV bank-owned life ins.                                                                     4,627     4,627
  Other earning assets                5,243                                                              5,243
Total                              $159,131  $  33,929   $  49,575  $  72,887    $107,764   $ 37,172  $460,458

Cumulative rate
  sensitive assets                 $159,131  $ 193,060    $242,635  $ 315,522    $423,286   $460,458

Interest-bearing liabilities
  Interest-bearing deposits        $135,574  $  22,216   $  36,308  $  41,979    $ 42,970   $ 46,734  $325,781
  FHLB advances                       5,000      2,000       6,000      7,000      35,000               55,000
  Other borrowings                    1,045        774       1,389        415       2,256                5,879
  Junior subordinated
   debentures
                                                                                               7,732     7,732

Total                              $141,619  $  24,990   $  43,697  $  49,394    $  80,226  $ 54,466  $394,392

Cumulative interest
  sensitive liabilities            $141,619  $ 166,609   $ 210,306  $ 259,700    $ 339,926  $394,392

Interest sensitivity gap for
  the individual period            $ 17,512  $   8,939   $  5,878   $  23,493    $  27,538  $(17,294)

Ratio of rate sensitive assets to
  rate sensitive liabilities for
  the individual period               112.4%    135.8%     113.5%     147.6%        134.3%      68.2%

Cumulative interest
  sensitivity gap                  $ 17,512  $ 26,451   $ 32,329  $  55,822      $ 83,360   $ 66,066

Cumulative ratio of rate sensitive
  assets to rate sensitive
  liabilities                         112.4%    115.9%     115.4%     121.5%        124.5%     116.8%

At June 30, 2005, if interest rates had changed 200 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 115% to 109% (if up 200 basis points) and 125% (if down 200 basis points), respectively. At December 31, 2004, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 101% to 95% (if up 200 basis points) and 105% (if down 100 basis points), respectively. At June 30, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 92% to 89% (if up 200 basis points) and 96% (if down 100 basis points), respectively. Beginning in June 2005, PSB began to model downward rate change projections up to 200 basis points, rather than 100 basis points, reflecting
                                       18
the short-term rate increases from historically low interest rate floors during the past twelve months. The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by PSB's Asset/Liability Committee are intended to limit exposure of earnings at risk.
A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs. PSB also uses various policy measures to assess the adequacy of PSB's liquidity and interest rate risk as described below.

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at June 30, 2005, December 31, 2004, and June 30, 2004, was 5.6%, 7.1%, and 7.0%, respectively and above the 5% minimum required by policy. The decline in the basic surplus is primarily a result of lower FHLB borrowing capacity and pledging of securities for deposits from governmental entities, which reduced available unencumbered net liquid assets. During the second quarter 2005, PSB brought the basic surplus percentage back into policy from a 3.5% ratio at March 31, 2005 by reallocating deposits to free up available security collateral.

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At June 30, 2005, December 31, 2004, and June 30, 2004, net interest income for the next 12 months was projected to increase 1.34%, decrease .04%, and decrease .46%, respectively, if rates increase 200 basis points. At June 30, 2005, net interest income for the next 12 months was projected to decrease 5.0% if rates decrease 200 basis points. At December 31, 2004, and June 30, 2004, net interest income for the next 12 months was projected to decrease 2.15%, and .70%, respectively, if rates decrease 100 basis points. These changes are within policy requirements and considered acceptable by management.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market
                                       19
accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At June 30, 2005, December 31, 2004, and June 30, 2004, PSB's core funding utilization ratio was projected to be 47%, 46% and 54%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2005 increased $1,100 to $34,716, or 3.3% from $33,616 at December 31, 2004. After shareholder stock buybacks of $318 and cash dividends declared of $532, net income retained during the six months ended June 30, 2005 was $1,361. However, capital decreased $312 since December 31, 2004 from a decline in the unrealized gain on securities available for sale (net of tax effects) as increases in short-term rates reduced the value of fixed rate debt securities. All other net increases in capital totaled $51. Stockholders' equity included unrealized gains on securities available for sale, net of their tax effect, of $72 at June 30, 2005, compared to unrealized gains of $384 at December 31, 2004.

The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2005 and December 31, 2004, PSB's subsidiary bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized." Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Average tangible stockholders' equity (book basis) to average assets was 7.22% during the June 2005 quarter, 7.49% during the December 2004 quarter, and 7.61% during the June 2004 quarter.

However, regulatory capital increased $7,500 as PSB issued pooled trust preferred securities, which qualify as Tier 1 regulatory capital although presented as junior subordinated debentures under current accounting standards. The junior subordinated debentures carry a fixed interest rate of 5.82% through September 2010, after which interest is adjusted quarterly to 90 day LIBOR plus 1.70%. This additional regulatory capital will be used for general corporate purposes including supporting additional asset growth.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year and 4,000 shares at $31.50 per share were purchased under this program during the quarter ended June 30, 2005. During the six months ended June 30, 2005, 10,000 shares at an average price of $31.80 per share were purchased under this program. In order to fund an exercise of employee stock options, exercised at a price of $15.83 per share, 3,058 shares of the buyback were re-issued. PSB anticipates that it will purchase another 7,200 shares during 2005 on the open market at prices then in effect.

Table 9:  Capital Ratios - Consolidated Holding Company

(dollars in thousands)                                             June 30,      Dec. 31,
                                                               2005      2004      2004
Stockholders' equity                                      $  34,716  $  32,239  $  33,616
Junior subordinated debentures, net                           7,500          -          -
Disallowed mortgage servicing right assets                      (85)       (80)       (84)
Unrealized (gain) loss on securities available for sale         (72)         4       (384)

Tier 1 regulatory capital                                    42,059     32,163     33,148
Add: allowance for loan losses                                4,309      3,906      4,157

Total regulatory capital                                   $ 46,368   $ 36,069   $ 37,305

Total assets                                               $486,230   $431,216   $454,974
Disallowed mortgage servicing right assets                      (85)       (80)       (84)
Unrealized (gain) loss on securities available for sale         (72)         4       (384)

Tangible assets                                            $486,073   $431,140   $454,506

Risk-weighted assets (as defined by current regulations)   $381,443   $337,462   $350,224

Tier 1 capital to average tangible assets (leverage ratio)     8.76%      7.55%      7.40%

Tier 1 capital to adjusted risk-weighted assets               11.03%      9.53%      9.46%

Total capital to adjusted risk-weighted assets                12.16%     10.69%     10.65%

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2005 was $1,171, or $.68 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2004 was $782, or $.45 per share for basic and diluted earnings per share. The prior year June 2004 quarter included a special charge of $.11 per share ($199 after tax benefits) for write-off of investment in the old home office demolished after a newly constructed home office was placed in service on the same property. June 2004 earnings before the special charge were $.56 per share.

Net income for the six months ended June 30, 2005 was $2,211, or $1.29 for basic and $1.28 for diluted earnings per share. Comparatively, net income for the six months ended June 30, 2004 was $1,736, or $1.00 for basic and $.99 for diluted earnings per share. As noted previously, the prior year period included a special charge of $.11 per share ($199 after tax benefits) for write-off of investment in the old home office. Diluted earnings per share for the six months ended June 2004 before the special charge were $1.10 per share.
                                       21
Both the June quarterly and year-to-date periods saw increased earnings over last year and 2005 net income is expected to be in a range of $4.3 million to $4.6 million. Table 10 below indicates the return on average assets, return on average equity, and key operating expense ratios for the quarterly and year-to-date periods as reported and adjusted for the special charge on abandonment of the home office in 2004.

Table 10: Comparative Key Operating Ratios

                                 Quarter ended June 30,    Six months ended June 30,
                                      Reported Proforma        Reported Proforma
                               2005     2004     2004*   2005    2004     2004*
Return on average assets      0.98%    0.73%   0.92%     0.94%   0.83%   0.93%
Return on average equity     13.55%    9.52%  11.94%    12.90%  10.63%  11.88%
Efficiency ratio             59.53%   64.54%  57.25%    59.33%  62.18%  58.47%
Noninterest expense to
   average assets             2.32%    2.74%   2.43%     2.31%   2.66%   2.49%

* Proforma 2004 is before the special charge for abandonment of home office in June 2004 of $199 after tax benefits.

The following Table 11 presents PSB's consolidated quarterly summary financial data.

Table 11: Financial Summary
(dollars in thousands, except per share data)                   Quarter ended
                                                 June 30  March 31,  Dec. 31, Sept. 30,  June 30,
                                                  2005        2005       2004       2004       2004
EARNINGS AND DIVIDENDS:

Net interest income                                $3,582    $3,520     $3,577     $3,521     $3,517
Provision for loan losses                          $   30    $  150     $  180     $  195     $  240
Other noninterest income                           $  947    $  803     $  764     $  764     $  855
Other noninterest expense                          $2,780    $2,640     $2,626     $2,833     $2,914
Net income                                         $1,171    $1,040     $1,043     $  747     $  782

Basic earnings per share (3)                       $ 0.68    $ 0.60     $ 0.61     $ 0.43     $ 0.45
Diluted earnings per share (3)                     $ 0.68    $ 0.60     $ 0.60     $ 0.43     $ 0.45
Dividends declared per share (3)                   $ 0.31    $    -     $ 0.30     $    -     $ 0.30
Net book value per share                           $20.27    $19.77     $19.55     $19.41     $18.68

Semi-annual dividend payout ratio                  24.06%       n/a      28.82%       n/a      29.84%
Average common shares outstanding              1,714,134  1,721,058  1,717,394  1,720,436  1,729,322

BALANCE SHEET - AVERAGE BALANCES:

Loans receivable, net of allowances for loss    $367,948   $354,136   $341,997   $331,167   $320,471
Assets                                          $480,325   $465,083   $448,591   $439,177   $426,826
Deposits                                        $376,252   $367,394   $353,310   $347,015   $330,337
Stockholders' equity                            $ 34,665   $ 33,989   $ 34,076   $ 33,010   $ 32,942

PERFORMANCE RATIOS:

Return on average assets (1)                        0.98%      0.91%      0.92%      0.67%      0.73%
Return on average stockholders' equity (1)         13.55%     12.41%     12.18%      8.98%      9.52%
Average tangible stockholders' equity to
  average assets                                    7.22%      7.25%      7.49%      7.46%      7.61%
Net loan charge-offs to average loans               0.01%      0.00%      0.04%      0.00%      0.01%
Nonperforming loans to gross loans                  0.60%      0.74%      0.80%      0.94%      0.98%
Allowance for loan losses to gross loans            1.15%      1.18%      1.19%      1.22%      1.19%
Net interest rate margin (1)(2)                     3.32%      3.40%      3.50%      3.51%      3.64%
Net interest rate spread (1)(2)                     2.96%      3.05%      3.12%      3.17%      3.30%
Service fee revenue as a percent of
  average demand deposits (1)                       2.56%      2.19%      2.22%      2.52%      2.63%
Noninterest income as a percent
  of gross revenue                                 13.00%     11.87%     11.64%     11.93%     13.54%
Efficiency ratio (2)                               59.53%     59.11%     58.52%     63.95%     64.54%
Noninterest expenses to average assets (1)          2.32%      2.30%      2.33%      2.56%      2.74%

STOCK PRICE INFORMATION:

High                                              $31.85     $32.20     $33.25     $35.25     $35.60
Low                                               $30.63     $31.85     $32.00     $33.00     $34.50
Market value at quarter-end                       $30.75     $31.85     $32.10     $33.00     $34.50

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

                                       23
NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income increased $63 (1.7%) from $3,660 for the quarter ended June 30, 2004 to $3,723 for the current quarter ended June 30, 2005, and increased $110 (1.5%) from $7,276 for the six months ended June 30, 2004 to $7,386 for the six months ended June 30, 2005. Net interest income has been negatively impacted by a flattening yield curve and competitive pressures on deposit rates while loan growth continued to be funded with higher cost wholesale funds. Margin on earning assets declined from 3.64% in the June 2004 quarter, and from 3.40% in the March 2005 quarter to 3.32% during the June 2005 quarter. Earning asset yields increased slightly and were 5.78% at June 2005, 5.66% at March 2005, and 5.57% at June 2004. However, the cost of interest-bearing liabilities increased from 2.27% during the quarter ended June 2004 to 2.61% for the March 2005 quarter and 2.82% for the June 2005 quarter.

PSB updated accounting procedures during March 2005 to improve recognition and amortization of deferred loan origination fees and costs in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("FAS 91"). This change is more fully described in this Quarterly Report on Form 10-Q under "Noninterest Expense." Tax-adjusted net interest margin before accounting adjustments for FAS 91 would have been 3.46% during the June 2005 quarter (compared to a reported 3.32%), and 3.68% in the June 2004 quarter (compared to a reported 3.64%). Tax-adjusted net interest margin before accounting adjustments for FAS 91 would have been 3.48% during the six months ended June 2005 (compared to a reported 3.36%), and 3.73% in the six months ended June 2004 (compared to a reported 3.68%).

The increase in funding costs has been led by interest-bearing core deposits (excluding retail certificates of deposit), whose average cost increased from ..80% for the six months ended June 30, 2004 to 1.46% for the six months ended June 30, 2005. This increase is in response to Federal Reserve discount rate increases that began in June 2004 and have continued through the current date. Discount rate increases since June 2004 through June 30, 2005 totaled 2.25%. These increases were not yet reflected in the average cost of core deposits at June 30, 2004. Future discount rate increases are expected to continue to be reflected in the core deposit rates.

In addition, a majority of the commercial loan growth in the six months ended June 2005 was funded by high-yield money market and NOW accounts sold to new large depositors and local governmental entities earning rates tied to the 30-day LIBOR rate or other adjustable wholesale rates. Lastly, wholesale deposits continue to make up a growing portion of the deposit base and renewal rates on these time deposits have increased at a rate similar to the Federal Reserve discount rate increase, which has increased funding costs.

While short-term funding costs have increased as described above, mid-term rates out to 5 years have remained similar over the 12 months ended June 30, 2005. Because PSB originates some loans with fixed rates to mid-term maturities funded by short-term deposits, this flattening yield curve has decreased the interest rate spread seen during 2003 and 2004.
                                       24
While PSB's balance sheet remains largely neutral to interest rate changes, to facilitate retention and growth in core deposits and support continued loan growth with wholesale funding, net margin is expected to decline slightly in the coming quarter.

Table 12A: Net Interest Income Analysis (Quarter)

(dollars in thousands)                Quarter ended June 30, 2005   Quarter ended June 30, 2004
                                      Average              Yield/   Average              Yield/
                                      Balance  Interest     Rate    Balance   Interest     Rate
Assets
Interest-earning assets:
   Loans (1)(2)                      $372,286  $ 5,600      6.03%   $324,251   $4,731     5.85%
   Taxable securities                  48,311      467      3.88%     47,596      453     3.82%
   Tax-exempt securities (2)           23,693      359      6.08%     24,595      371     6.05%
   FHLB stock                           2,941       40      5.46%      2,679       36     5.39%
   Other                                2,201       15      2.73%      4,190       10     0.96%
   Total (2)                          449,432    6,481      5.78%    403,311    5,601     5.57%

Non-interest earning assets:
   Cash and due from banks             14,145                         13,840
   Premises and equipment, net         12,607                         10,246
   Cash surrender value of
      life insurance                    4,602                              -
   Other assets                         3,877                          3,209
   Allowance for loan losses           (4,338)                        (3,780)
   Total                             $480,325                       $426,826

Liabilities & stockholders' equity
Interest bearing liabilities:
   Savings and demand deposits        $64,624     $249      1.55%   $ 53,180   $   88     0.66%
   Money market deposits               69,945      301      1.73%     64,450      144     0.90%
   Time deposits                      190,932    1,591      3.34%    163,555    1,128     2.77%
   FHLB borrowings                     53,066      507      3.83%     47,000      504     4.30%
   Other borrowings                    13,433      106      3.17%     14,718       77     2.10%
   Junior sub. debentures                 255        4      6.29%          -        -     0.00%
   Total                              392,255    2,758      2.82%    342,903    1,941     2.27%

Non-interest bearing liabilities:
   Demand deposits                     50,751                         49,152
   Other liabilities                    2,654                          1,829
   Stockholders' equity                34,665                         32,942
   Total                             $480,325                       $426,826

Net interest income                              3,723                          3,660
Rate spread                                                 2.96%                         3.30%
Net yield on interest-earning assets                        3.32%                         3.64%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 12B: Net Interest Income Analysis (Six Months)

(dollars in thousands)Six months ended June 30, 2005Six months ended June 30, 2004
                                          Average             Yield/    Average              Yield/
                                         Balance  Interest     Rate     Balance   Interest    Rate
Assets
Interest-earning assets:
   Loans (1)(2)                         $365,348  $10,822      5.97%   $317,485    $9,302     5.88%
   Taxable securities                     47,530      919      3.90%     47,738       914     3.84%
   Tax-exempt securities (2)              24,100      724      6.06%     24,617       739     6.02%
   FHLB stock                              2,921       80      5.52%      2,575        76     5.92%
   Other                                   3,460       43      2.51%      3,572        16     0.90%
   Total (2)                             443,359   12,588      5.73%    395,987    11,047     5.59%

Non-interest earning assets:
   Cash and due from banks                13,811                         12,657
   Premises and equipment, net            12,563                          9,267
   Cash surrender value of
      life insurance                       3,670                              -
   Other assets                            3,613                          2,986
   Allowance for loan losses              (4,277)                        (3,695)
   Total                                $472,739                       $417,202

Liabilities & stockholders' equity
Interest bearing liabilities:
   Savings and demand deposits           $68,595     $488      1.43%    $52,500    $  173     0.66%
   Money market deposits                  70,807      523      1.49%     65,760       298     0.91%
   Time deposits                         182,980    2,941      3.24%    156,395     2,180     2.80%
   FHLB borrowings                        50,989    1,057      4.18%     46,808       970     4.16%
   Other borrowings                       12,861      189      2.96%     14,137       150     2.13%
   Junior sub. debentures                    128        4      6.30%          -         -     0.00%
   Total                                 386,360    5,202      2.72%    335,600     3,771     2.25%

Non-interest bearing liabilities:
   Demand deposits                        49,464                         46,992
   Other liabilities                       2,351                          1,868
   Stockholders' equity                   34,564                         32,742
   Total                                $472,739                       $417,202

Net interest income                        7,386                          7,276
Rate spread                                                    3.01%                          3.34%
Net yield on interest-earning assets                           3.36%                          3.68%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 13: Interest Expense and Expense Volume and Rate Analysis
Six months ended June 30, 2005

                                             2005 compared to 2004
(dollars in thousands)                  increase (decrease) due to (1)
                                         Volume      Rate          Net
Interest earned on:
   Loans (2)                           $1,396      $  124      $1,520
   Taxable securities                      (4)          9           5
   Tax-exempt securities (2)              (15)          -         (15)
   FHLB stock                              10          (6)          4
   Other interest income                    -          27          27

Total                                   1,387         154       1,541

Interest paid on:
   Savings and demand deposits             53         262         315
   Money market deposits                   23         202         225
   Time deposits                          369         392         761
   FHLB borrowings                         86           1          87
   Other borrowings                       (13)         52          39
   Junior subordinated debentures           -           4           4

Total                                     518         913       1,431

Net interest earnings                  $  869      $ (759)     $  110

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $30 and $240 for the three months ended June 30, 2005, and 2004, respectively. The provision for loan losses was $180 and $480 for the six months ended June 30, 2005, and 2004, respectively. The continued improvement in credit quality and delinquency ratios and growing history of minimal net loan charge-offs of similar loans allowed PSB to reduce the provision for loan losses during the June 2005 quarter. Provisions for loan losses are expected to remain low compared to prior year quarters for the remainder of 2005.
                                       27
Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.

NONINTEREST INCOME

Quarterly noninterest income increased $92 in the June 2005 quarter to $947 compared to $855 in June 2004. The change was led by an increase of $110 in commissions from the sale of retail investment products. A decline in mortgage banking income of $59 to $249 in June 2005 compared to $308 in June 2004 was offset by a $46 increase in the cash surrender value of life insurance.
Service fee income of $324 during the June 2005 quarter was similar to income of $322 during the June 2004 quarter, but recovered substantially from $260 of fees in the March 2005 quarter. Fees for retail service products increased effective April 1, 2005, contributing to the increase over March 2005.

For the six months ended June 30, noninterest income increased $155 to $1,750 in 2005 compared to $1,595 in 2004. The change was led by an increase in sales of retail investment product commissions of $151. Increases in cash surrender value of life insurance of $66 have offset a decline in mortgage banking of $64. During February 2005, PSB purchased $4.5 million of bank-owned life insurance on bank officers in connection with new employee deferred compensation and incentive plans. A decline of $105 in gain on sale of securities was largely offset by a one-time payout of $78 received from Discover Financial Services on the purchase of the Pulse ATM system (in which PSB was a cooperative member).

Peoples Insurance Services LLC, PSB's commercial property and casualty insurance agency and brokerage (a September 2003 start-up), incurred a net loss of $53 and $75 for the six months ended June 30, 2005, and 2004, respectively. Total commission revenue is significantly less than planned. PSB is investigating various options to provide insurance products to our customers and community in a profitable manner with a resolution expected during the upcoming quarter ending September 30, 2005.

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. The following table 14 summarizes loan principal serviced for the FHLB by the MPF program as of June 30, 2005.

Table 14: FHLB Mortgage Partnership Financing (MPF) Program Servicing

                                                  PSB Credit      FHLB        Mortgage
                                      Principal  Enhancement  Funded First   Servicing
As of June 30, 2005 ($000s)           Serviced    Guarantee   Loss Account  Right, net
MPF 100 Program (agent program)        $110,010     $499        $2,494       $497
MPF 125 Program (closed loan program)    55,393      448           630        356

Total FHLB MPF serviced loans          $165,403     $947        $3,124       $853

FHLB MPF Program elements as a percentage of principal serviced:

As of June 30, 2005                     MPF 100     MPF 125
PSB credit enhancement guarantee         0.45%       0.81%
FHLB funded first loss account           2.27%       1.14%
Mortgage servicing right, net            0.45%       0.64%

PSB ceased originating loans under the MPF 100 program during November 2003. Since that time all originations have been through the FHLB MPF 125 closed loan program. Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.

NONINTEREST EXPENSE

Noninterest operating expenses declined $134 to $2,780 in the quarter ended June 2005 compared to $2,914 during the quarter ended June 2004. However, the June 2004 quarter included a special charge to write-off the remaining investment in the prior home office totaling $329. In addition, salaries and wages in the June 2005 quarter were reduced by $183 as PSB implemented a daily automated system to improve accounting for deferred loan fees and costs (including lender and support personnel salaries) in accordance with current accounting standards (FAS 91) earlier in 2005. FAS 91 requires loan origination fees and direct loan origination costs to be deferred and amortized as a yield adjustment earned on the loan. Previously, these accounting adjustments for deferral of costs were made only at year-end and in prior years had an immaterial impact on the individual quarterly financial statements. The change in accounting procedure was made to simplify operations and improve the accuracy of earnings reporting.

Before the June 2005 deferral of wages under FAS 91 and the June 2004 special home office write-off, noninterest expenses were $2,963 for June 2005, and $2,585 in June 2004, an increase of $378, or 14.6%. The increase over the prior year quarter consisted primarily of $277 in additional wages and benefits from a growing number of employees and $66 in additional occupancy expenses in the June 2005 quarter. Total quarterly operating expenses to average
                                       29
total assets before the FAS 91 deferral of wages and the June 2004 special home office write-off were 2.47% for June 2005 and 2.43% for June 2004 (annualized).

Offsetting the increase to June 2005 quarter income from deferred employee wage expense related to new loan originations under FAS 91 were reductions to income from deferral of loan origination fees collected, and amortization of previously capitalized net loan origination costs against net interest income. Taken together, all FAS 91 accounting adjustments increased June 2005 quarterly net income by $18 and decreased June 2004 quarterly net income by $22.

For the six months ended June 30, noninterest operating expenses declined $96 to $5,420 in 2005 compared to $5,516 during 2004. During the March 2005 quarter, a reimbursement of collection fees on a problem loan were recovered, which decreased other noninterest expenses by $101. Conversely, the prior year March 2004 quarter included $127 of collection fees written off to other noninterest expense in response to regulatory requirements to account for collection fees as expense until collected. As noted above, the June 2004 quarter included a special charge to write-off the remaining investment in the prior home office totaling $329. In addition, salaries and wages during the six months ended June 2005 quarter were reduced by $347 as PSB implemented a daily automated system to improve accounting for deferred loan fees and costs (including lender and support personnel salaries) in accordance with current accounting standards (FAS 91) earlier in 2005.

For the six months ended June 30, before the deferral of wages under FAS 91, the June 2004 special home office write-off, and the impact of the special collection expense adjustments, noninterest expenses were $5,868 for June 2005, and $5,060 in June 2004, an increase of $808, or 16.0%. The increase over the prior year consisted primarily of $522 in additional wages and benefits, $210 in additional occupancy expenses, and $60 increase in marketing and advertising costs in the six months ended June 30, 2005. Total year-to-date operating expenses to average total assets before the FAS 91 deferral of wages, the June 2004 special home office write-off, and the special collection expenses were 2.50% for June 2005 and 2.44% for June 2004 (annualized).

Offsetting the increase to income during the six months ended June 30, 2005 from deferred employee wage expense related to new loan originations under FAS 91 were reductions to income from deferral of loan origination fees collected, and amortization of previously capitalized net loan origination costs against net interest income. Taken together, all FAS 91 accounting adjustments increased year-to-date June 2005 net income by $47 and decreased year-to-date June 2004 income by $44.
                                       30
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of PSB's Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB's disclosure controls and procedures were effective in all material respects as of the end of the period covered by this report.

There were no changes in PSB's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, PSB's internal control over financial reporting.
                                       31

                          PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities - Quarter ending June 30, 2005

                                                                               Maximum number
                                                        Total number          (or approximate
                                                        of shares (or         dollar value) of
                        Total number                  units) purchased        shares (or units)
                         of shares     Average price  as part of publicly      that may yet be
                        (or units)    paid per share    announced plans       purchased under the
                         purchased       (or unit)       or programs          plans or programs
Period                      (a)             (b)             (c)(1)                 (d)(2)
April 2005                   -               -                -                    -
May 2005                   4,000           31.50            4,000                7,200
June 2005                    -               -                -                    -
Quarterly Totals           4,000           31.50            4,000                7,200

(1) Includes 4,000 shares purchased pursuant to program announced on December 17, 2002, pursuant to which the Board of Directors authorized the repurchase of up to 1% of PSB's outstanding common stock per year in open market or privately negotiated transactions (the "Plan"). No price or expiration date was specified for the Plan's purchases.
(2)  Shares which may yet be purchased in 2005 under the Plan.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on April 19, 2005. The only matter voted upon was the election of directors. The number of votes cast for, or withheld, were as follows:

ELECTION OF DIRECTORS

                                        For     Withheld
      Gordon P. Connor                947,972    73,644
      Patrick L. Crooks             1,008,668    12,948
      William J. Fish               1,010,523    11,093
      Charles A. Ghidorzi             995,778    25,838
      Gordon P. Gullickson            994,651    26,965
      David K. Kopperud             1,009,445    12,171
      Thomas R. Polzer              1,010,334    11,282
      William M. Reif                 998,800    22,816
      Thomas A. Riiser              1,011,048    10,568
      John H. Sonnentag               935,829    85,787

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

      Exhibit
       Number      Description

       4.1        Bylaws, as last amended April 9, 1996
      31.1        Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
      31.2        Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
      32.1        Certifications under Section 906 of Sarbanes-Oxley Act of
                  2002
                                       33

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PSB HOLDINGS, INC.



August 15, 2005                     SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       34

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))



The following exhibits are filed as part this report:

 4.1  Bylaws, as last amended April 9, 1996
31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002