Form 10-Q
period 2005-09-30
PSB HOLDINGS INC /WI/
filed 2005-11-14
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
    (Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2005
                                      OR

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

                           1905 WEST STEWART AVENUE
                                 P.O. BOX 1686
                            WAUSAU, WISCONSIN 54401
                    (Address of principal executive office)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes ____     No   X

  The number of common shares outstanding at November 4, 2005 was 1,712,771.

                              PSB HOLDINGS, INC.

                                   FORM 10-Q

                       Quarter Ended September 30, 2005


                                                                       Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
              September 30, 2005 (unaudited) and December 31,
              2004 (derived from audited financial statements)               1

              Consolidated Statements of Income
              Three Months and Nine Months Ended September 30,
              2005 and 2004 (unaudited)                                      2

              Consolidated Statement of Changes in Stockholders' Equity
              Nine Months Ended September 30, 2005 (unaudited)               3

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2005 and 2004 (unaudited)      4

              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    28

     Item 4.  Controls and Procedures                                       28


PART II. OTHER INFORMATION

     Item 6.  Exhibits                                                      29

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited), December 31, 2004 (derived from audited financial statements)

(dollars in thousands, except per share data)                        September 30,  December 31,
                                                                          2005          2004
ASSETS
Cash and due from banks                                              $  11,978    $  12,680
Interest-bearing deposits and money market funds                         3,324        3,265
Federal funds sold                                                      11,683        7,379
Cash and cash equivalents                                               26,985       23,324

Securities available for sale (at fair value)                           78,598       68,894
Federal Home Loan Bank stock (at cost)                                   2,989        2,874
Loans held for sale                                                        451          342
Loans receivable, net of allowance for loan losses of $4,200
   and $4,157, respectively                                            363,428      343,923
Accrued interest receivable                                              2,108        1,744
Foreclosed assets                                                          313            7
Premises and equipment                                                  12,737       12,432
Mortgage servicing rights, net                                             880          839
Cash surrender value of bank-owned life insurance                        4,674           -
Other assets                                                             1,541          595
TOTAL ASSETS                                                         $ 494,704    $ 454,974

LIABILITIES
Non-interest-bearing deposits                                         $ 56,653     $ 51,635
Interest-bearing deposits                                              335,497      306,590
   Total deposits                                                      392,150      358,225

Federal Home Loan Bank advances                                         52,000       52,000
Other borrowings                                                         4,090        8,565
Junior subordinated debentures                                           7,732           -
Accrued expenses and other liabilities                                   3,089        2,568
   Total liabilities                                                   459,061      421,358

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                             1,887        1,887
Additional paid-in capital                                               9,655        9,672
Retained earnings                                                       28,026       25,281
Accumulated other comprehensive income (loss)                              (67)         384
Treasury stock, at cost - 174,408 and 167,586 shares, respectively      (3,858)      (3,608)
   Total stockholders' equity                                           35,643       33,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 494,704    $ 454,974

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                              Three Months Ended  Nine Months Ended
(dollars in thousands,                                           September 30,       September 30,
except per share data - unaudited)                               2005     2004      2005     2004
Interest and dividend income:
   Loans, including fees                                      $ 5,734  $ 4,882  $ 16,518 $ 14,150
   Securities:
      Taxable                                                     488      454     1,407    1,368
      Tax-exempt                                                  247      247       725      735
   Other interest and dividends                                   137       55       260      147

         Total interest and dividend income                     6,606    5,638    18,910   16,400

Interest expense:
   Deposits                                                     2,403    1,543     6,355    4,194
   FHLB advances                                                  532      515     1,589    1,485
   Other borrowings                                                48       59       237      209
   Junior subordinated debentures                                 115        -       119        -
         Total interest expense                                 3,098    2,117     8,300    5,888

Net interest income                                             3,508    3,521    10,610   10,512
Provision (credit) for loan losses                                (50)     195       130      675

Net interest income after provision (credit) for loan losses    3,558    3,326    10,480    9,837

Noninterest income:
   Service fees                                                   296      320       880      933
   Mortgage banking                                               287      187       691      655
   Investment and insurance sales commissions                     159      164       531      345
   Net gain on sale of securities                                   -        -         6      111
   Increase in cash surrender value of life insurance              47        -       113        -
   Other noninterest income                                       117       93       435      315

         Total noninterest income                                 906      764     2,656    2,359

Noninterest expense:
   Salaries and employee benefits                               1,744    1,718     5,014    4,813
   Occupancy and facilities                                       436      445     1,308    1,107
   Loss on abandonment of premises and equipment                    -        -         -      329
   Data processing and other office operations                    192      155       532      502
   Advertising and promotion                                       73       97       231      195
   Other noninterest expenses                                     439      418     1,219    1,403

        Total noninterest expense                               2,884    2,833     8,304    8,349

Income before provision for income taxes                        1,580    1,257     4,832    3,847
Provision for income taxes                                        514      510     1,555    1,364

Net income                                                    $ 1,066  $   747  $  3,277 $  2,483
Basic earnings per share                                      $  0.62  $  0.43  $   1.91 $   1.44
Diluted earnings per share                                    $  0.62  $  0.43  $   1.90 $   1.42

PSB HOLDINGS, INC
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended September 30, 2005 - unaudited
                                                                       Accumulated
                                                                          Other
                                                     Additional       Comprehensive
                                              Common  Paid-in   Retained Income  Treasury
(dollars in thousands)                         Stock  Capital   Earnings (Loss)    Stock     Totals
Balance January 1, 2005                      $ 1,887  $ 9,672  $ 25,281  $ 384  $ (3,608)  $ 33,616

Comprehensive income:
   Net income                                                     3,277                       3,277
   Unrealized loss on securities available
      for sale, net of tax                                                (449)                (449)
   Reclassification adjustment for security
      gain included in net income, net of tax                               (2)                  (2)

         Total comprehensive income                                                           2,826

Purchase of treasury stock                                                          (318)      (318)
Proceeds from stock options issued out
   of treasury                                            (17)                        65         48
Distribution of treasury stock in settlement
   of liability to Company directors                                                   3          3
Cash dividends declared $.31 per share                             (532)                       (532)

Balance September 30, 2005                   $ 1,887  $ 9,655  $ 28,026  $ (67) $ (3,858)  $ 35,643

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2005 and 2004 - unaudited

                                                                     2005        2004
Cash flows from operating activities:
   Net income                                                    $  3,277    $  2,483
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization            1,276         885
         Provision for loan losses                                    130         675
         Deferred net loan origination costs                         (394)          -
         Gain on sale of loans                                       (492)       (542)
         Provision for servicing right valuation allowance             (6)         32
         Gain on sale of premises and equipment                        (2)          -
         Loss on abandonment of premises and equipment                            329
         (Gain) loss on sale of foreclosed assets                       1         (37)
         Gain on sale of securities                                    (6)       (111)
         Increase in cash surrender value of life insurance          (113)          -
         FHLB stock dividends                                        (115)       (119)
         Changes in operating assets and liabilities:
            Accrued interest receivable                              (364)       (178)
            Other assets                                             (446)       (218)
            Other liabilities                                         524        (922)
   Net cash provided by operating activities                        3,270       2,277

Cash flows from investing activities:
   Proceeds from sale and maturities of:
      Securities available for sale                                 8,754      11,591
   Payment for purchase of:
      Securities available for sale                               (19,264)    (13,955)
   Purchase of FHLB stock                                               -        (271)
   Net increase in loans                                          (19,766)    (29,050)
   Capital expenditures                                              (972)     (5,269)
   Proceeds from sale of premises and equipment                         2           -
   Proceeds from sale of foreclosed assets                             69           7
   Purchase of bank-owned life insurance                           (4,561)          -
   Net cash used in investing activities                          (35,738)    (36,947)

Cash flows from financing activities:
   Net increase in non-interest-bearing deposits                    5,018       1,513
   Net increase in interest-bearing deposits                       28,907      34,581
   Proceeds from long-term FHLB advances                           19,000      13,000
   Repayments of long-term FHLB advances                          (19,000)    (10,000)
   Net decrease in other borrowings                                (4,475)     (3,668)
   Proceeds from issuance of junior subordinated debentures         7,481           -
   Dividends declared                                                (532)       (518)
   Proceeds from issuance of stock options                             48          11
   Purchase of treasury stock                                        (318)       (628)
   Net cash provided by financing activities                       36,129      34,291

Net increase (decrease) in cash and cash equivalents                3,661        (379)
Cash and cash equivalents at beginning                             23,324      18,927
Cash and cash equivalents at end                                 $ 26,985    $ 18,548

                                       4

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Nine months ended September 30, 2005 and 2004 - unaudited

                                                                               2005        2004
Supplemental cash flow information:
Cash paid during the period for:
      Interest                                                               $ 8,096     $ 5,814
      Income taxes                                                             1,212       1,520
Noncash investing and financing activities:
      Loans charged off                                                         $ 98        $126
      Loans transferred to foreclosed assets                                     376           -
      Loans originated on sale of foreclosed assets                                -          70
      Distribution of treasury stock in settlement of liability
         to Company directors                                                      3           8
      Common stock of PSB Holdings Statutory Trust I acquired in exchange for
         junior subordinated debentures                                          232           -

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

As permitted by generally accepted accounting principles, PSB has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on PSB's earnings are presented on a pro forma basis. Because no grants of stock options were made during the three months and nine months ended September 30, 2005 and 2004, there was no pro forma impact to net income or earnings per share during these periods.

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011. As of September 30, 2005, 21,215 options outstanding were eligible to be exercised at a weighted average exercise price of $16.06 per share. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Presented below are the calculations for basic and diluted earnings per share:
                                       6

                                                               Three months ended    Nine months ended
(dollars in thousands, except per share data - Unaudited)          September 30,        September 30,
                                                                 2005       2004       2005       2004
Net income                                                  $   1,066  $     747   $   3,277   $   2,483

Weighted average shares outstanding                         1,712,771  1,720,436   1,715,957   1,727,736
Effect of dilutive stock options outstanding                   10,156     15,052      10,238      15,158

Diluted weighted average shares outstanding                 1,722,927  1,735,488   1,726,195   1,742,894

Basic earnings per share                                    $    0.62  $    0.43   $    1.91   $    1.44
Diluted earnings per share                                  $    0.62  $    0.43   $    1.90   $    1.42

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2005 and 2004 is as follows:

                                               Three months ended       Nine months ended
                                                     Sept 30,              Sept 30,
(dollars in thousands - unaudited)              2005       2004         2005      2004
Net income                                   $ 1,066   $    747      $ 3,277   $ 2,483
Unrealized gain (loss) on securities
  available for sale, net of tax                (139)       666         (449)     (115)
Reclassification adjustment for security
  gain included in net income, net of tax          -          -           (2)      (67)

Comprehensive income                         $   927   $  1,413      $ 2,826   $ 2,301

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to
                                       7
make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

NOTE 7 - INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB's federal income tax returns for 1999 through 2002, and has disallowed a portion of People State Bank's interest deductions for such years. The IRS asserts that PSB owes an additional $184,000 of tax and interest (computed through November 15, 2005). The IRS's contention is that municipal bonds owned by the Bank's Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank's allowable interest expense. The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries. In August 2005, PSB filed a petition with the United State Tax Court contesting such adjustment. PSB believes all tax returns are correct as filed, and, at this time, no additional tax expense for this adjustment has been recorded.

NOTE 8 - CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

PSB Holdings Statutory Trust I, a Delaware business trust wholly owned by PSB, completed the sale of $7,500,000 of Trust Preferred Securities to a pooling vehicle of other trust preferred securities whose shares were later sold to private investors (a pooled trust preferred offering). The Trust used the proceeds from the offering and the issuance of $232,000 of common stock ownership in the Trust to purchase $7,732,000 of PSB Junior Subordinated Debentures from PSB.
                                       8
The Trust Preferred Securities mature in 30 years and have an initial fixed rate of 5.82% until September 2010. Following September 2010, the rate is adjusted quarterly to the three month London Interbank Offered Rate (LIBOR) plus 1.70%. The Trust Preferred Securities may be called in part or in full on September 15, 2010, and quarterly thereafter, with 30 days notice. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on September 15, 2035 or upon earlier redemption.

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

NOTE 10 - DERIVATIVE INSTRUMENT

PSB uses an interest rate swap to manage its risk associated with fixed rate liability funding that is subject to changes in fair value. The contract has been designated and qualifies as a fair value hedge and is reported at fair value. The contract is deemed to be fully effective and, therefore, the change in fair value of the hedge is offset against the opposite change of fair value in the liability being hedged. At the inception of the contract, PSB has documented its risk management strategy and the hedge's effectiveness. PSB interest rate risk management strategy is to change fixed brokered time deposit interest payments to a floating rate payment to better match adjustable rate funding with recently originated adjustable rate commercial loans. Consistent with the classification of interest payments on the related debt, the cash settlements associated with the interest rate swap are presented as operating activities in the statement of cash flows.

During April 2005, PSB entered into a $10,000,000 notional amount interest rate swap contract under which it pays interest at a floating rate equal to 30 day LIBOR less 2.5 basis points and receives fixed rate payments of 4.25%. The contract is considered to be a fully effective fair value hedge and therefore changes in the fair value of the interest rate swap directly offset changes to the fair value of the liability on the balance sheet. Interest expense reported on the statement of income is equal to the floating rate paid on the swap. Both the swap (by the swap counterparty) and the liability (by PSB) are callable in April 2006, with additional semi-annual call dates until final maturity in October 2008. The fair value liability of the swap at September 30, 2005 of $103,000 is included in other liabilities on the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. The quarterly report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on September 30, 2005, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-Looking Information" in Part I of PSB's Form 10-K for the year ended December 31, 2004 and, from time to time, in PSB's other filings with the Securities and Exchange Commission.
                                       9
EXECUTIVE OVERVIEW

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

PSB earnings increased substantially during the three and nine months ended September 30, 2005 ($1,066 and $3,277, respectively) compared to the prior year periods. The prior year quarter ended September 30, 2004 net income of $747 included a special charge of $150 after federal tax benefits for settlement of an income tax audit with the State of Wisconsin regarding PSB's out of state subsidiary. Even if this tax settlement is disregarded, earnings per share are up 19% in the September 2005 quarter compared to last year.

This special tax charge in addition to the $199 loss on abandonment (after tax benefits) of the prior home office building (located on the same property now used as a home office by PSB) in the June 2004 quarter lowered net income for the prior year nine months ended September 2004 of $2,483. Even if both of these special charges are disregarded, earnings per share are up 17% for the nine months ended September 30, 2005 compared to last year. Refer to Table 10 for additional proforma ratios related to these special charges and the comparison between 2005 and 2004 income.

Credit quality during all of 2005 has been strong with nonperforming assets to total assets declining and net loan charge-offs to loans very low. During the September 2005 quarter, PSB received repayment of a long-time problem loan for which specific loss reserves had been allocated. Combined with a reduction in loans held on the balance sheet during the quarter, third quarter provision for loan losses was reduced $80 compared to the June 2005 quarter after being reduced $120 in the June 2005 quarter compared to the March 2005 quarter. For the nine months ended September 30, 2005 provision for loan losses has declined $545 compared to 2004, which has contributed to increased earnings over 2004 of $330 after tax impacts.

Since late in 2004, PSB has strategically expanded into additional commercial banking products and has invested in people, equipment, and products to serve larger commercial borrowers. Loans originated to this customer base are typically at much lower credit spreads than lending to PSB's traditional small business customer. Initially, because this loan growth substantially outpaced deposit growth, these loans were funded with high-cost funding, primarily brokered certificates of deposit and high-yield money market and government funds. However, changes to reduce fees on commercial demand deposit accounts in an effort to market more competitive accounts and an emphasis on sale of demand accounts has increased average quarterly non-interest bearing demand account balances 11.1% from September 2004 to September 2005.

During the September 2005 quarter, competition in PSB's markets increased with aggressive pricing from both large bank and community bank competitors. Internal profit models have in some cases shown competitor pricing to be out of line with borrower credit and interest rate risk. During the current quarter, competitor terms on an existing $2.6 million loan were not matched and PSB lost the relationship. In addition, on-balance sheet residential mortgage loans declined $2.9 million in part to borrower construction loans placed into permanent financing and sold into the secondary market. In total, loans receivable, net of allowance for loan losses, decreased $6.8 million as of September 30, 2005 quarter compared to June 30, 2005.

The flattening yield curve has negatively impacted income by lowering net margin on earning assets. For the nine months ended September 30, yield on earning assets increased 17 basis points in 2005 compared to 2004, while cost of funding liabilities increased 54 basis points, a ratio of over 3 to 1. Reduced margin combined with lower loans receivable caused tax adjusted net interest income in the September 2005 quarter to be flat compared to the September 2004 quarter despite average asset growth of 12.3% as growth was not able to outpace declines in income from tighter margins. Net margin percentage is expected to continue declining under pressure during the remainder of 2005 and 2006 and expected loan growth during the fourth quarter 2005 is not expected to increase net interest income over prior year levels.
                                       10
In June 2005, PSB raised $7.5 million of regulatory capital for general corporate purposes from the issuance of trust preferred securities. This capital will support continued asset growth at a minimal cost of capital without diluting the holdings of existing shareholders. Despite the new capital, PSB did not repurchase treasury shares during the September 2005 quarter. In addition to supporting future asset growth, PSB is evaluating other uses of capital including continued implementation of its market expansion plan as described in Item 1 of its 2004 Form 10-K and an expanded treasury buyback program.

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

BALANCE SHEET

At September 30, 2005, total assets were $494,704, an increase of $8,474, or 1.7%, over June 30, 2005, and an increase of $39,730, or 8.7%, over December 31, 2004. Asset growth for the three months and nine months ended September 30, 2005, consisted of:

                                                                Three months ended  Nine months ended
Increase (decrease) in assets ($000s)                              Sept 30, 2005      Sept 30, 2005
                                                                     $       %          $       %
Increase in cash and cash equivalents                           $ 8,723    47.8%    $ 3,661   15.7%
Increase in investment securities                                 6,134     8.5%      9,704   14.1%
Net change in other assets (various categories)                     547     1.5%      3,354   10.2%
Investment in bank-owned life insurance                              47     1.0%      4,674  100.0%
Increase (decrease) in commercial real estate mortgage loans       (935)   -0.2%      1,853    1.1%
Increase (decrease) in residential real estate mortgage loans    (2,937)    3.0%      1,465    1.6%
Increase (decrease) in commercial, industrial and ag. loans      (3,105)   -3.4%     15,019   20.7%

Total increase in assets                                        $ 8,474     1.7%    $39,730    8.7%

Despite declines in the current quarter, PSB has emphasized commercial purpose loan originations during 2005, and growth in this type of loan represented 42.3% of the total net increase in assets during the nine months ended September 30, 2005. Commercial purpose lending growth is anticipated to be the greatest portion of asset growth during the remainder of 2005.

Cash and cash equivalents increased $8,723 and investment securities increased $6,134 during the quarter ended September 30, 2005 from repaid loan proceeds and a significant increase in core deposits. Net asset growth for the three months and nine months ended September 30, 2005, was funded by the following:

                                                                   Three months ended  Nine months ended
Increase (decrease) in liabilities and equity  ($000s)                Sept 30, 2005      Sept 30, 2005
                                                                      $           %        $       %
Increase in core deposits (including MMDA)                       $ 16,331       6.5% $ 16,809     6.8%
Increase in stockholders' equity                                      927       2.7%    2,027     6.0%
Increase in junior subordinated debentures                              -       0.0%    7,732   100.0%
Net increase (decrease) in other liabilities (various categories)    (274)     -8.1%      521    20.3%
Increase (decrease) in wholesale certificates of deposit             (929)     -1.3%   17,263    32.0%
Decrease in other borrowings                                       (1,789)    -30.4%   (4,475)  -52.2%
Decrease in retail certificates of deposit > $100                  (2,792)     -4.8%     (147)   -0.3%
Decrease in FHLB advances                                          (3,000)     -5.5%        -     0.0%

Total increase in liabilities and stockholders' equity           $   8,474      1.7% $ 39,730     8.7%

While the first six months of 2005 were dominated by increases in wholesale certificates of deposit, the September 2005 quarter saw virtually all funding growth from core deposits, primarily from growth in
                                       11
municipal deposits of $7.3 million. Due to loan pay downs during the September 2005 quarter, these higher cost municipal deposits were invested in overnight federal funds sold providing little net interest income and contributed to a declining net interest margin for the quarter. The increase in core deposits was also used to repay $3,929 of wholesale funding during the September 2005 quarter. These municipal deposits are typically cyclical and managed as part of multi-year contracts. Such deposits are expected to continue to fund loan growth in future quarters.

Table 1:  Period-End Loan Composition

                                                        Sept 30,          Sept 30,      December 31, 2004
                                                 Dollars    Dollars Percentage of total    Percentage
(dollars in thousands)                            2005        2004    2005    2004     Dollars  of total
Commercial, industrial and agricultural       $  87,475   $  71,325   23.8%   21.1%   $  72,456   20.8%
Commercial real estate mortgage                 166,384     160,168   45.2%   47.6%     164,531   47.2%
Residential real estate mortgage                 94,476      88,477   25.7%   26.2%      93,011   26.7%
Residential real estate loans held for sale         451          62    0.1%    0.0%         342    0.1%
Consumer home equity                             13,419      10,557    3.6%    3.1%      11,620    3.3%
Consumer and installment                          5,874       6,780    1.6%    2.0%       6,462    1.9%

Totals                                        $ 368,079   $ 337,369  100.0%  100.0%   $ 348,422  100.0%

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

Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), 2) restructured loans until six consecutive monthly payments are received under the new loan terms, and
3) foreclosed assets. The aggregate amount of nonperforming assets increased $125 (4.4%) to $2,934 at September 30, 2005 from $2,809 at December 31, 2004.
Total nonperforming assets as a percentage of total assets decreased to .59% at September 30, 2005 from .62% at December 31, 2004, and .73% at September 30, 2004. PSB also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were .67% at September 30, 2005 compared to .56% at December 31, 2004, and .71% at September 30, 2004. The allowance for loan losses was 1.14% of gross loans at September 30, 2005 compared to 1.19% at December 31, 2004, and 1.22% at September 30, 2004.

Table 2:  Allowance for Loan Losses
                                            Three months ended     Nine months ended
                                                  Sept 30,            Sept 30,
(dollars in thousands)                        2005      2004        2005      2004
Allowance for loan losses at beginning     $ 4,309   $ 3,906     $ 4,157   $ 3,536

Provision for loan losses                      (50)      195         130       675
Recoveries on loans previously charged-off       5        15          11        22
Loans charged off                              (64)       (9)        (98)     (126)

Allowance for loan losses at end           $ 4,200   $ 4,107     $ 4,200   $ 4,107

                                       12

Table 3:  Nonperforming Assets

                                                          September 30,      Dec. 31,
(dollars in thousands)                                   2005      2004        2004
Nonaccrual loans                                      $ 2,383   $ 2,594     $ 2,174
Accruing loans past due 90 days or more                     -         -           -
Restructured loans not on nonaccrual                      238       592         628

Total nonperforming loans                               2,621     3,186       2,802
Foreclosed assets                                         313        52           7

Total nonperforming assets                            $ 2,934   $ 3,238     $ 2,809

Nonperforming loans as a % of gross loans receivable     0.71%     0.94%       0.80%

Total nonperforming assets as a % of total assets        0.59%     0.73%       0.62%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail and local deposits continue to comprise the bulk of asset funding and were 64.9% of total assets at September 30, 2005 compared to 66.9% of total assets at December 31, 2004 and 65.5% at September 30, 2004. Federal Home Loan Bank advances and broker and national certificates of deposit continue to represent a significant portion of PSB's total funding ability, and is expected to remain stable as a percentage of assets during the remainder of 2005.

Table 4: Period-end Deposit Composition

                                                                   Sept 30,                   December 31,
                                                          2005               2004                  2004
(dollars in thousands)                                 $       %          $         %          $         %
Non-interest bearing demand                      $  56,653   14.4%   $  52,076    14.8%   $  51,635   14.4%
Interest-bearing demand and savings                 75,512   19.3%      55,024    15.6%      64,574   18.0%
Money market deposits                               65,945   16.8%      65,816    18.7%      68,666   19.2%
Retail time deposits less than $100                 67,567   17.3%      63,823    18.0%      63,993   17.8%

Total core deposits                                265,677   67.8%     236,739    67.1%     248,868   69.4%
Retail time deposits $100 and over                  55,312   14.1%      54,584    15.5%      55,459   15.5%
Broker & national time deposits less than $100       1,726    0.4%       4,889     1.4%       4,594    1.3%
Broker & national time deposits $100 and over       69,435   17.7%      56,296    16.0%      49,304   13.8%

Totals                                           $ 392,150  100.0%   $ 352,508   100.0%   $ 358,225  100.0%

A significant portion of the increase in core deposits over the prior periods came from interest bearing demand (NOW) deposits from local governmental entities. These deposits are required to be collateralized and carry an interest rate that adjusts with the overall market. Because the local governmental entities are dependent on local tax revenue and state funding for operations, balances within these accounts may be cyclical during the year. However, high-yield municipal NOW deposits increased $13,405, or 88% from September 30, 2004 to September 30, 2005.
                                       13
Wholesale certificates of deposit grew $9,976 since September 2004 and $17,263 since December 2004. During the second quarter 2005, brokered certificates of deposit increased $10,000 from one transaction on which an interest rate swap was also purchased to convert the certificate from fixed to variable payments. Refer to Note 10 in Item 1 of Form 10-Q for additional information on that specific transaction.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of Table 4 above, these certificates are included in retail time deposits $100 and over and totaled $9,378 at September 30, 2005, $7,666 at December 31, 2004, and $8,026 at
September 30, 2004. Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB's quarterly regulatory call reports.

PSB's policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets. Broker and national deposits as a percentage of total assets was 14.4%, 11.8%, and 13.8% at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. Broker deposits as a percentage of total assets is expected to remain stable for the remainder of 2005 as cash and short-term investments are used to fund anticipated asset growth.

Table 5: Summary of Balance by Significant Deposit Source

                                                         Sept. 30,          Dec. 31,
(dollars in thousands)                              2005        2004         2004
Total time deposits $100 and over               $ 124,747   $ 110,880    $ 104,763
Total broker and national time deposits            71,161      61,185       53,898
Total retail time deposits                        122,879     118,407      119,452
Core deposits, including money market deposits    265,677     236,739      248,868

Table 6: Change in September 30, 2005 Deposit Balance since Prior Period Ended

                                                   Sept. 30, 2004    December 31, 2004
(dollars in thousands)                                $       %          $        %
Total time deposits $100 and over               $ 13,867   12.5%   $ 19,984    19.1%
Total broker and national time deposits            9,976   16.3%     17,263    32.0%
Total retail time deposits                         4,472    3.8%      3,427     2.9%
Core deposits, including money market deposits    28,938   12.2%     16,809     6.8%

Table 7:  Available but Unused Funding Sources other than Retail Deposits

                                             Sept. 30, 2005      December 31, 2004
                                          Unused, but  Amount   Unused, but  Amount
(dollars in thousands)                     Available    Used     Available    Used
Overnight federal funds purchased           $32,500   $     -    $22,500       $ -
FHLB advances under blanket mortgage lien    28,773    52,000     14,855    52,000
Repurchase agreements                        17,505     4,090     12,871     8,565
Wholesale market time deposits               27,780    71,161     37,097    53,898

Total available but unused funds           $106,558  $127,251    $87,323  $114,463

Funding as a percent of total assets           21.5%     25.7%      19.2%     25.2%

                                       14
Despite the increased usage of broker deposits, PSB continues to have adequate sources of available funding for growth as outlined in Table 7 above. Unused FHLB advances available under the blanket mortgage lien have increased $13,918, or 93.7% since December 31, 2004 due to a change by the FHLB in the September 2005 quarter to allow borrowing up to 75% of the qualifying mortgage collateral base. Previously, that base had been 61%. As the securities portfolio has increased in size $9,704, the amount available for pledging increased $4,634 since December 31, 2004. As described previously, an individual $10 million brokered certificate taken in the June 2005 quarter reduced brokered time deposit capacity since December 31, 2004, falling $9,317, or 25.1%.

Overnight federal funds purchased totaling $32,500 are available through four primary correspondent banks. These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds. During the nine months ended September 30, 2005, average daily federal funds purchased were $3,134 compared to $2,647 during the same period in 2004. The cost of these funds is subject to change based on changes in the discount rate as determine by the Federal Reserve. PSB may maintain a continuous position in overnight federal funds purchased generally up to 14 days before amounts must be liquidated for at least one business day. Consideration of the need for federal funds purchased is part of PSB's daily cash management and funding procedures and represents the first source of liquidity as needed.

Table 8 below presents maturity repricing information as of September 30, 2005. The following repricing methodologies should be noted:

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

Table 8:  Interest Rate Sensitivity Gap Analysis

                                                                September 30, 2005
(dollars in thousands)             0-90 Days 91-180 days 181-365 days 1-2 yrs. Bynd 2-5 yrs. Beyond 5 yrs. Total
Earning assets:
 Loans                              $ 141,074   $ 24,944   $ 45,658   $ 57,744   $ 79,108   $ 19,551   $368,079
 Securities                             6,201      2,136      7,698     14,745     33,150     14,668     78,598
 FHLB stock                             2,989                                                             2,989
 CSV bank-owned life ins.                                                                      4,674      4,674
 Other earning assets                  15,007                                                            15,007

Total                               $ 165,271   $ 27,080   $ 53,356   $ 72,489   $112,258   $ 38,893   $469,347
Cumulative rate
 sensitive assets                   $ 165,271   $192,351   $245,707   $318,196   $430,454   $469,347

Interest-bearing liabilities
 Interest-bearing deposits          $ 135,605   $ 18,179   $ 55,751   $ 41,807   $ 42,673   $ 41,482   $335,497
 FHLB advances                          2,000      6,000                 7,000     37,000                52,000
 Other borrowings                       1,344        250        737        511      1,248                 4,090
 Junior subordinated debentures                                                     7,732                 7,732

Total                               $ 138,949   $ 24,429   $ 56,488   $ 49,318   $ 88,653   $ 41,482   $399,319
Cumulative interest
 sensitive liabilities              $ 138,949   $163,378   $219,866   $269,184   $357,837   $399,319

Interest sensitivity gap for
 the individual period              $  26,322   $  2,651   $ (3,132)  $ 23,171   $ 23,605   $ (2,589)
Ratio of rate sensitive assets to
 rate sensitive liabilities for
 the individual period                  118.9%     110.9%      94.5%     147.0%     126.6%      93.8%

Cumulative interest
 sensitivity gap                    $  26,322   $ 28,973   $ 25,841   $ 49,012   $ 72,617   $ 70,028
Cumulative ratio of rate sensitive
 assets to rate sensitive liabilities   118.9%     117.7%     111.8%     118.2%     120.3%     117.5%

At September 30, 2005, if interest rates had changed 200 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 112% to 109% (if up 200 basis points) and 123% (if down 200 basis points), respectively. At December 31, 2004, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 101% to 95% (if up 200 basis points) and 105% (if down 100 basis points), respectively. At September 30, 2004, if interest rates had risen 200 basis points or had fallen 100 basis points, the 365-day cumulative ratio of rate sensitive assets to rate sensitive liabilities would have changed from approximately 101% to 92% (if up 200 basis points) and 104% (if down 100 basis points), respectively. Beginning in June 2005, PSB began to model downward rate change projections up to 200 basis points, rather than 100 basis points, reflecting the short-term rate increases from historically low interest rate floors during the past twelve months.

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased,
                                       16
as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at September 30, 2005, December 31, 2004, and September 30, 2004, was 8.2%, 7.1%, and 6.6%, respectively and above the 5% minimum required by policy. The increase in the basic surplus is primarily a result of increased FHLB borrowing capacity from the FHLB's change to increase the loan to qualifying collateral ratio.

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. At September 30, 2005, December 31, 2004, and September 30, 2004, net interest income for the next 12 months was projected to increase 1.15%, decrease .04%, and increase .83%, respectively, if rates increase 200 basis points. At September 30, 2005, net interest income for the next 12 months was projected to decrease 4.05% if rates decrease 200 basis points. At December 31, 2004, and September 30, 2004, net interest income for the next 12 months was projected to decrease 2.15% and 2.46%, respectively, if rates decrease 100 basis points. These changes are within policy requirements.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including DDA, NOW and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At September 30, 2005, December 31, 2004, and September 30, 2004, PSB's core funding utilization ratio was projected to be 52%, 46% and 53%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2005 increased $2,027 to $35,643, or 6.0% from $33,616 at December 31, 2004. After stock buybacks of $318 and cash dividends declared of $532, net income retained during the nine months ended September 30, 2005 was $2,427. However, capital decreased $451 since December 31, 2004 from a decline in the unrealized gain on securities available for sale (net of tax effects) as increases in short-term rates reduced the value of fixed rate debt securities. All other net increases in capital totaled $51. Stockholders' equity included unrealized losses on securities available for sale, net of their tax effect, of $67 at September 30, 2005, compared to unrealized gains of $384 at December 31, 2004.

The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2005 and December 31, 2004, PSB's subsidiary bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized." Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Average tangible stockholders' equity (book basis) to average assets was 7.14% during the September 2005 quarter, 7.49% during the December 2004 quarter, and 7.46% during the September 2004 quarter.

During 2005 regulatory capital increased $7,500 as PSB issued pooled trust preferred securities, which qualify as Tier 1 regulatory capital although presented as junior subordinated debentures under current accounting standards. The junior subordinated debentures carry a fixed interest rate of 5.82% through September 2010,
                                       17
after which interest is adjusted quarterly to 90 day LIBOR plus 1.70%. This additional regulatory capital will be used for general corporate purposes including supporting additional asset growth. As noted in the Executive Summary, PSB is also evaluating other uses of capital including continued implementation of its market expansion plan as described in Item 1 of its 2004 Form 10-K and an expanded treasury buyback program.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year but repurchased no shares during the quarter ended September 30, 2005. During the nine months ended September 30, 2005, 10,000 shares at an average price of $31.80 per share were purchased under this program. In order to fund an exercise of employee stock options, exercised at a price of $15.83 per share, 3,058 shares of the buyback were re-issued. PSB anticipates that it will purchase another 7,200 shares during 2005 on the open market at prices then in effect.

Table 9:  Capital Ratios - Consolidated Holding Company

                                                                        Sept 30,         Dec 31.
(dollars in thousands)                                             2005         2004       2004
Stockholders' equity                                         $   35,643   $   33,315  $   33,616
Junior subordinated debentures, net                               7,500            -           -
Disallowed mortgage servicing right assets                          (88)         (81)        (84)
Unrealized (gain) loss on securities available for sale              67         (662)       (384)

Tier 1 regulatory capital                                        43,122       32,572      33,148
Add: allowance for loan losses                                    4,200        4,107       4,157

Total regulatory capital                                     $   47,322   $   36,679  $   37,305

Total assets                                                 $  494,704   $  444,603  $  454,974
Disallowed mortgage servicing right assets                          (88)         (81)        (84)
Unrealized (gain) loss on securities available for sale              67         (662)       (384)

Tangible assets                                              $  494,683   $  443,860  $  454,506

Risk-weighted assets (as defined by current regulations)     $  381,408   $  347,014  $  350,224

Tier 1 capital to average tangible assets (leverage ratio)        8.75%         7.42%       7.40%
Tier 1 capital to adjusted risk-weighted assets                  11.31%         9.39%       9.46%
Total capital to adjusted risk-weighted assets                   12.41%        10.57%      10.65%

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2005 was $1,066, or $.62 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2004 was $747, or $.43 per share for basic and diluted earnings per share. The prior year September 2004 quarter included a special charge of $.09 per share ($150 after tax benefits) for a standardized settlement of a Wisconsin income tax audit concerning PSB's out of state subsidiary, as did many Wisconsin banks with out of state subsidiaries. September 2004 earnings before the special charge were $.52 per share.

Net income for the nine months ended September 30, 2005 was $3,277, or $1.91 for basic and $1.90 for diluted earnings per share. Comparatively, net income for the nine months ended September 30, 2004 was $2,483, or $1.44 for basic and $1.42 for diluted earnings per share. The June 2004 included a special charge of $.11 per share ($199 after tax benefits) for write-off of investment in the old home office. Diluted earnings per share for the nine months ended September 2004 before the special income tax and abandonment charges were $1.62 per share.
                                       19
Both the September quarterly and year-to-date periods saw increased earnings over last year and 2005 net income is expected to be in a range of $4.3 million to $4.6 million. Table 10 below indicates the return on average assets, return on average equity, and key operating expense ratios for the quarterly and year-to-date periods as reported and adjusted for the special charges in 2004.

Table 10:  Proforma Impact of Special 2004 Charges on Financial Ratios

                                                Quarter ended Sept 30,     Nine months ended Sept 30,
                                                     Reported  Proforma            Reported   Proforma
                                          2005         2004      2004*     2005       2004      2004**
Net income                              $1,066        $ 747     $ 897     $3,277     $2,483    $2,832
Return on average assets                  0.86%        0.67%     0.81%      0.91%      0.78%     0.89%
Return on average equity                 12.03%        8.98%    10.78%     12.61%      9.99%    11.44%
Efficiency ratio                         63.25%       63.95%    63.95%     60.63%     62.76%    61.27%
Noninterest expense to average assets     2.32%        2.56%     2.56%      2.32%      2.63%     2.57%

 * Proforma quarter ended Sept 30, 2004 is before the special charge of
 Wisconsin state income tax settlement in September   2004 of $150, after tax
 benefits.

** Proforma nine months ended Sept 30, 2004 is before the special charges for abandonment of home office in June 2004 of $199 and Wisconsin state income tax settlement in September 2004 of $150, after tax benefits.

Table 11:  Financial Summary

(dollars in thousands, except per share data)                               Quarter ended
                                                    Sept 30,     June 30,    March 31,   Dec. 31    Sept.30,
EARNINGS AND DIVIDENDS:                               2005         2005        2005       2004        2004
  Net interest income                              $  3,508      $ 3,582     $ 3,520    $ 3,577     $ 3,521
  Provision for loan losses                        $    (50)     $    30     $   150    $   180     $   195
  Other noninterest income                         $    906      $   947     $   803    $   764     $   764
  Other noninterest expense                        $  2,884      $ 2,780     $ 2,640    $ 2,626     $ 2,833
  Net income                                       $  1,066      $ 1,171     $ 1,040    $ 1,043     $   747

  Basic earnings per share (3)                     $   0.62      $  0.68     $  0.60    $  0.61     $  0.43
  Diluted earnings per share (3)                   $   0.62      $  0.68     $  0.60    $  0.60     $  0.43
  Dividends declared per share (3)                 $      -      $ 0.310     $     -    $  0.30     $     -
  Net book value per share                         $  20.81      $ 20.27     $ 19.77    $ 19.55     $ 19.41

  Semi-annual dividend payout ratio                     n/a        24.06%        n/a      28.82%        n/a
  Average common shares outstanding               1,712,771    1,714,134   1,721,058  1,717,394   1,720,436

BALANCE SHEET - AVERAGE BALANCES:

  Loans receivable, net of allowances for loss    $ 369,489    $ 367,948   $ 354,136   $341,997   $ 331,167
  Assets                                          $ 493,035    $ 480,325   $ 465,083  $ 448,591   $ 439,177
  Deposits                                        $ 387,969    $ 376,252   $ 367,394  $ 353,310   $ 347,015
  Stockholders' equity                            $  35,143    $  34,665   $  33,989  $  34,076   $  33,010

PERFORMANCE RATIOS:

  Return on average assets (1)                         0.86%        0.98%       0.91%     0.92%       0.67%
  Return on average stockholders' equity (1)          12.03%       13.55%      12.41%     12.18%      8.98%
  Average tangible stockholders' equity to
    average assets                                     7.14%        7.22%       7.25%      7.49%      7.46%
  Net loan charge-offs to average loans                0.02%        0.01%       0.00%      0.04%      0.00%
  Nonperforming loans to gross loans                   0.71%        0.60%       0.74%      0.80%      0.94%
  Allowance for loan losses to gross loans             1.14%        1.15%       1.18%      1.19%      1.22%
  Net interest rate margin (1)(2)                      3.14%        3.32%       3.40%      3.50%      3.51%
  Net interest rate spread (1)(2)                      2.72%        2.96%       3.05%      3.12%      3.17%
  Service fee revenue as a percent of
    average demand deposits (1)                        2.10%        2.56%       2.19%      2.22%      2.52%
  Noninterest income as a percent
    of gross revenue                                  12.06%       13.00%      11.87%     11.64%     11.93%
  Efficiency ratio (2)                                63.25%       59.53%      59.11%     58.52%     63.95%
  Noninterest expenses to average assets (1)           2.32%        2.32%       2.30%      2.33%      2.56%

STOCK PRICE INFORMATION:

  High                                              $ 32.00      $ 31.85     $ 32.20    $ 33.25    $ 35.25
  Low                                               $ 30.65      $ 30.63     $ 31.85    $ 32.00    $ 33.00
  Market value at quarter-end                       $ 30.70      $ 30.75     $ 31.85    $ 32.10    $ 33.00

(1) Annualized
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income decreased $12 (0.3%) from $3,666 for the quarter ended September 30, 2004 to $3,654 for the current quarter ended September 30, 2005, and increased $97 (0.9%) from $10,943 for the nine months ended September 30, 2004 to $11,040 for the nine months ended September 30, 2005. Net interest income has been negatively impacted by a flattening yield curve and competitive pressures on deposit rates. Margin on earning assets declined from 3.51% in the September 2004 quarter, and from 3.32% in the June 2005 quarter to 3.14% during the September 2005 quarter. Earning asset yields increased slightly and were 5.80% at September 2005, 5.78% at June 2005, and 5.54% at September 2004. However, the cost of interest-bearing liabilities increased from 2.37% during the quarter ended September 2004 to 2.82% for the June 2005 quarter and 3.08% for the September 2005 quarter.

PSB updated accounting procedures early during 2005 to improve recognition and amortization of deferred loan origination fees and costs in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans ("FAS 91"). This change is more fully described in this press release under operating expenses. Tax-adjusted net interest margin before accounting adjustments for FAS 91 would have been 3.27% during the September 2005 quarter (compared to a reported 3.14%), 3.46% during the June 2005 quarter (compared to a reported 3.32%), and 3.55% in the September 2004 quarter (compared to a reported 3.51%).

The increase in funding costs has been led by interest-bearing core deposits (excluding retail certificates of deposit), whose average cost increased from ..80% for the quarter ended September 2004 to 1.80% (an increase of 1.00%) for the quarter ended September 30, 2005. In addition, time deposit costs have increased from 2.90% to 3.65% (an increase of .75%) during that same period. This increase is in response to Federal Reserve discount rate increases that began in June 2004 and have continued through the current date. Discount rate increases since September 2004 through September 30, 2005 totaled 2.00%. A portion of future discount rate increases are expected to continue to be reflected in the core deposit rates.

In addition, a significant portion of asset growth in the nine months ended September 2005 was funded by high-yield money market and NOW accounts sold to new large depositors and local governmental entities earning rates tied to the 30-day LIBOR rate or other adjustable wholesale rates. Lastly, wholesale deposits continue to make up a growing portion of the deposit base and renewal rates on these time deposits have increased at a rate similar to the Federal Reserve discount rate increases and related changes in the interest yield curve, which has increased funding costs.

While short-term funding costs have increased as described above, mid-term rates such as the 5 year U. S Treasury rate have increased from 3.25% at September 2004 to 4.14% at September 2005 (an increase of .89%) despite short-term rate increases during this period of 2.00% (as represented by the Federal Reserve discount rate). Because PSB originates some loans with fixed rates to mid-term maturities funded by short-term deposits, this flattening yield curve has decreased the interest rate spread seen during 2003 and 2004.

PSB's balance sheet is asset sensitive (assets reprice faster than liabilities) with a cumulative 12 month gap ratio of approximately 112%. However, a flattening yield curve impacts the extent to which assets can reprice compared to greater repricing potential on shorter-term funding liabilities. Projecting continued rate increases of 200 basis points fully implemented over the next 12 months, net interest margin for the upcoming December 2005 quarter is expected to decline within a range of 0 to 10 basis points compared to the September 2005 quarter. Net margin is expected to continue to experience pressure into 2006 in the current interest rate and competitive environment.

Table 12A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)                 Quarter ended September 30, 2005  Quarter ended September 30, 2004
                                        Average               Yield/     Average              Yield/
                                        Balance     Interest   Rate      Balance   Interest    Rate
Assets
Interest-earning assets:
   Loans (1)(2)                       $ 373,716     $ 5,753    6.11%   $ 335,157   $ 4,900    5.80%
   Taxable securities                    49,107         488    3.94%      47,388       454    3.80%
   Tax-exempt securities (2)             24,474         374    6.06%      24,575       374    6.04%
   FHLB stock                             2,982          35    4.66%       2,821        42    5.91%
   Other                                 11,752         102    3.44%       3,972        13    1.30%

   Total (2)                            462,031       6,752    5.80%     413,913     5,783    5.54%

Non-interest-earning assets:
   Cash and due from banks               13,058                           14,645
   Premises and equipment, net           12,769                           11,230
   Cash surrender value ins               4,649                                -
   Other assets                           4,755                            3,379
   Allowance for loan losses             (4,227)                          (3,990)

   Total                              $ 493,035                        $ 439,177

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand deposits        $  67,787     $   306    1.79%   $  51,053   $    86    0.67%
   Money market deposits                 71,080         323    1.80%      66,946       152    0.90%
   Time deposits                        193,076       1,774    3.65%     178,575     1,305    2.90%
   FHLB borrowings                       53,446         532    3.95%      47,413       515    4.31%
   Other borrowings                       5,450          48    3.49%      10,105        59    2.32%
   Junior sub. Debentures                 7,732         115    5.90%           -         -    0.00%

   Total                                398,571       3,098    3.08%     354,092     2,117    2.37%

Non-interest-bearing liabilities:
   Demand deposits                       56,026                           50,441
   Other liabilities                      3,295                            1,634
   Stockholders' equity                  35,143                           33,010

   Total                              $ 493,035                        $ 439,177

Net interest income                                   3,654                          3,666
Rate spread                                                    2.72%                          3.17%
Net yield on interest-earning assets                           3.14%                          3.51%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 12B:  Net Interest Income Analysis (Nine Months)

(dollars in thousands)              Nine months ended September 30,2005     Nine months ended September 30, 2004
                                      Average                Yield/     Average               Yield/
                                      Balance     Interest    Rate      Balance     Interest   Rate
Assets
Interest earning assets:
   Loans (1)(2)                     $ 367,999    $ 16,575    6.02%    $ 323,418    $ 14,202    5.85%
   Taxable securities                  48,062       1,407    3.91%       47,619       1,368    3.83%
   Tax-exempt securities (2)           24,226       1,098    6.06%       24,603       1,114    6.03%
   FHLB stock                           2,941         115    5.23%        2,658         118    5.91%
   Other                                6,254         145    3.10%        3,706          29    1.04%

   Total (2)                          449,482      19,340    5.75%      402,004      16,831    5.58%

Non-interest-earning assets:
   Cash and due from banks             13,557                            13,325
   Premises and equipment, net         12,632                             9,926
   Cash surrender value ins             4,000                                 -
   Other assets                         4,168                             3,118
   Allowance for loan losses           (4,260)                           (3,794)

   Total                            $ 479,579                         $ 424,579

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand deposits      $  68,323    $    794    1.55%    $  52,014    $    259    0.66%
   Money market deposits               70,899         846    1.60%       65,880         450    0.91%
   Time deposits                      186,382       4,715    3.38%      163,842       3,485    2.83%
   FHLB borrowings                     51,817       1,589    4.10%       47,011       1,485    4.21%
   Other borrowings                    10,364         237    3.06%       12,783         209    2.18%
   Junior sub. Debentures               2,691         119    5.91%            -           -    0.00%


   Total                              390,476       8,300    2.84%      341,530       5,888    2.30%

Non-interest-bearing liabilities:
   Demand deposits                     51,659                            48,150
   Other liabilities                    2,701                             1,796
   Stockholders' equity                34,743                            33,103

   Total                            $ 479,579                         $ 424,579

Net interest income                                11,040                            10,943
Rate spread                                                  2.91%                             3.28%
Net yield on interest-earning assets                         3.28%                             3.63%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 13:  Interest Expense and Expense Volume and Rate Analysis (Nine Months)

                                             2005 compared to 2004
                                          increase (decrease) due to (1)
(dollars in thousands)                 Volume        Rate          Net
Interest earned on:
   Loans (2)                         $ 1,951     $    422      $ 2,373
   Taxable securities                     13           26           39
   Tax-exempt securities (2)             (17)           1          (16)
   FHLB stock                             13          (16)          (3)
   Other interest income                  20           96          116

Total                                  1,980          529        2,509

Interest paid on:
   Savings and demand deposits            81          454          535
   Money market deposits                  34          362          396
   Time deposits                         477          753        1,230
   FHLB borrowings                       151          (47)         104
   Other borrowings                      (39)          67           28
   Junior subordinated debentures          -          119          119

Total                                    704        1,708        2,412

Net interest earnings                $ 1,276     $ (1,179)   $      97

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision (credit) for loan losses was ($50) and $195 for the three months ended September 30, 2005, and 2004, respectively. The provision for loan losses was $130 and $675 for the nine months ended September 30, 2005, and 2004, respectively. The continued improvement in credit quality, a growing history of minimal net loan charge-offs of similar loans, and recovery of a $160 specific allocation for loss on a problem borrower who repaid during the September 2005 quarter allowed PSB to reduce the provision for loan losses during the September 2005 quarter. Provisions for loan losses are expected to remain low compared to prior year quarters for the remainder of 2005. Based on projected loan growth at levels similar to prior years during 2006, the 2006 provision for loan losses is expected to increase to levels similar to those seen before 2005.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.
                                       25
NONINTEREST INCOME

Quarterly noninterest income increased $142 in the September 2005 quarter to $906 compared to $764 in September 2004. The change was led by an increase of $100 in mortgage banking income and $47 from increase in the cash surrender value of life insurance.

Year to date, noninterest income before gains on sale of securities has increased $402 to $2,650, or 17.9%. The increase was due primarily to higher retail investment sales commissions of $139, increase in cash surrender value of life insurance of $113, and $78 payout of our investment on the sale of the Pulse ATM system (a cooperative) to Discover Financial Services.

Service fee income of $880 year to date through September 2005 declined $53, or 5.7% from $933 in September 2004. During 2005, substantial changes to deposit service fee structure have occurred for both retail and commercial accounts. Some changes reduced fee income in an effort to market more competitive demand deposit accounts. These changes, along with an emphasis on sale of demand accounts has increased average quarterly non-interest bearing demand account balances 11.1% from September 2004 to September 2005.

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. The following table 14 summarizes loan principal serviced for the FHLB by the MPF program as of September 30, 2005.

Table 14:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

                                                   PSB Credit      FHLB      Mortgage
                                       Principal  Enhancement Funded First  Servicing
As of September 30, 2005 ($000s)       Serviced    Guarantee  Loss Account Right, net
MPF 100 Program (agent program)        $103,629     $499        $2,494       $473
MPF 125 Program (closed loan program)    65,014      564           746        407

Total FHLB MPF serviced loans          $168,643   $1,063        $3,240       $880

FHLB MPF Program elements as a percentage of principal serviced:

As of September 30, 2005                MPF 100     MPF 125
PSB credit enhancement guarantee          .48%        .87%
FHLB funded first loss account           2.41%       1.15%
Mortgage servicing right, net             .46%        .63%

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

NONINTEREST EXPENSE

Noninterest operating expenses increased $51, or 1.8%, to $2,884 in the quarter ended September 2005 compared to $2,833 during the quarter ended September 2004. In addition, salaries and wages in the September 2005 quarter were reduced by $154 as PSB implemented a daily automated system to improve accounting for deferred loan fees and costs (including lender and support personnel salaries) in accordance
                                       26
with current accounting standards (FAS 91) earlier in 2005. FAS 91 requires loan origination fees and direct loan origination costs to be deferred and amortized as a yield adjustment earned on the loan. Previously, these accounting adjustments for deferral of costs were made only at year-end and in prior years had an immaterial impact on the individual quarterly financial statements. The change in accounting procedure was made to simplify operations and improve the accuracy of earnings reporting.

Before the September 2005 deferral of wages under FAS 91, noninterest expenses were $3,038 for September 2005, and $2,833 in September 2004, an increase of $205, or 7.2%. The increase over the prior year quarter consisted primarily of $180 in additional wages and benefits in the September 2005 quarter. Total quarterly operating expenses to average total assets before the FAS 91 deferral of wages were 2.44% for September 2005 and 2.56% for September 2004 (annualized).

Offsetting the increase to September 2005 income from deferred employee wage expense related to new loan originations under FAS 91 were reductions to income from deferral of loan origination fees collected, and amortization of previously capitalized net loan origination costs against net interest income. Taken together, all FAS 91 accounting adjustments decreased September 2005 net income by $3 and decreased September 2004 net income by $22.

For the nine months ended September 30, noninterest operating expenses declined $45 to $8,304 in 2005 compared to $8,349 during 2004. During the March 2005 quarter, a reimbursement of collection fees on a problem loan were recovered, which decreased other noninterest expenses by $101. Conversely, the prior year March 2004 quarter included $127 of collection fees written off to other noninterest expense in response to regulatory requirements to account for collection fees as expense until collected. The June 2004 quarter included a special charge to write-off the remaining investment in the prior home office totaling $329. In addition, salaries and wages during the nine months ended September 2005 quarter were reduced by $501 as PSB implemented a daily automated system to improve accounting for deferred loan fees and costs (including lender and support personnel salaries) in accordance with current accounting standards (FAS 91) earlier in 2005.

For the nine months ended September 30, before the deferral of wages under FAS 91, the June 2004 special home office write-off, and the impact of the special collection expense adjustments, noninterest expenses were $8,906 for September 2005, and $7,893 in September 2004, an increase of $1,013, or 12.8%. The increase over the prior year consisted primarily of $702 in additional wages and benefits and $201 in additional occupancy expenses. Total year-to-date operating expenses to average total assets before the FAS 91 deferral of wages, the June 2004 special home office write-off, and the special collection expenses were 2.48% for September 2005 and 2.49% for September 2004 (annualized).

Offsetting the increase to income during the nine months ended September 30, 2005 from deferred employee wage expense related to new loan originations under FAS 91 were reductions to income from deferral of loan origination fees collected, and amortization of previously capitalized net loan origination costs against net interest income. Taken together, all FAS 91 accounting adjustments increased year-to-date September 2005 net income by $44 and decreased year-to-date September 2004 income by $66.
                                       27
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of PSB's Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB's disclosure controls and procedures were effective in all material respects as of the end of the period covered by this report. There were no changes in PSB's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, PSB's internal control over financial reporting.
                                       28
                          PART II.  OTHER INFORMATION

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




                                    PSB HOLDINGS, INC.



November 14, 2005                   SCOTT M. CATTANACH
                                    Scott M. Cattanach
                                    Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       30

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))



The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002