Form 10-K
period 2005-12-31
PSB HOLDINGS INC /WI/
filed 2006-03-10
CIK 948368

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

  (checked box) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

                          For the fiscal year ended December 31, 2005

  (box)     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

       For the transition period from __________________ to __________________

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

                          Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                               Yes  (box)      No  (checked box)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                               Yes  (box)      No  (checked box)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  (checked box)    No  (box)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (box)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer (box)    Accelerated filer (box)
     Non-accelerated filer (checked box)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes  (box)   No  (checked box)

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2005, was approximately $49,300,000. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 15, 2006, 1,705,771 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 10, 2006 (to the extent specified herein): Part III

                                   FORM 10-K

                              PSB HOLDINGS, INC.

                               TABLE OF CONTENTS

PART I

       ITEM

       1.    Business.........................................................1
       1A.   Risk Factors.....................................................5
       1B.   Unresolved Staff Comments........................................9
       2.    Properties.......................................................9
       3.    Legal proceedings................................................9
       4.    Submission of matters to a vote of security holders..............9


PART II

       5.    Market for registrant's common equity and related stockholder matters.........................................................10
       6.    Selected financial data.........................................11
       7.    Management's discussion and analysis of financial condition and results of operations...........................................13
       7A.   Quantitative and qualitative disclosures about market risk......51
       8.    Financial statements and supplementary data.....................52
       9.    Changes in and disagreements with accountants on accounting and financial disclosure............................................85
       9A.   Controls and Procedures.........................................85
       9B.   Other Information...............................................85


PART III

       10.   Directors and executive officers of the registrant..............86
       11.   Executive compensation..........................................87
       12.   Security ownership of certain beneficial owners and management and related stockholder matters.................................87
       13.   Certain relationships and related transactions..................88
       14.   Principal Accountant Fees and Services..........................88

PART IV

       15.   Exhibits, financial statement schedules, and reports on Form
             8-K.............................................................89
                                       i

                                    PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

       This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSB Holdings, Inc. and its consolidated subsidiaries ("PSB") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations. Risks, uncertainties, and assumptions relating to forward-looking statements include general business and economic conditions, changes in fiscal and monetary policies, increased competition, changes in customers' preferences for types and sources of financial services, the timely development and acceptance of new products and services, increased costs of operation (including increased funding costs), changes in laws and regulation that govern PSB's operations, increases in credit risks and losses, loss of key personnel, unforeseen liabilities arising from current or prospective claims or litigation, the inability to execute expansion plans, errors in the application of critical accounting policies, unanticipated adverse decisions by tax authorities, the inability to pay dividends, lack of marketability of PSB stock, and the effect of certain organizational anti-takeover provisions.
These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report. PSB assumes no obligation, and does not intend, to update these forward-looking statements.

BUSINESS OPERATIONS AND PRODUCTS

PSB Holdings, Inc., a Wisconsin corporation formed in 1995, is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the authority of the Bank Holding Company Act of 1956, as amended (the "BHCA"). PSB Holdings, Inc.'s sole business is the ownership and management of Peoples State Bank, a Wisconsin state chartered bank headquartered in Wausau, Wisconsin. Since 1962, Peoples State Bank has operated as a community bank and currently serves customers in the central and northern Wisconsin counties of Marathon, Oneida, and Vilas through a branch network of 8 retail full-service locations. This Annual Report on Form 10-K describes the business of PSB Holdings, Inc. and Peoples State Bank as in effect on December 31, 2005, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

PSB's branch offices are located in the communities of Wausau, Rib Mountain, Weston, Marathon, Rhinelander, Minocqua, and Eagle River, Wisconsin. PSB is engaged in general commercial and retail banking and serves individuals, businesses, and governmental units. PSB offers most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. In addition, PSB provides a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit card, and other personal loans, as well as mortgage loans. PSB offers both commercial and personal customers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis. Commercial customers may use available cash management and lockbox services in addition to merchant
                                       1
banking products. New services are frequently added to PSB's commercial and retail banking departments. PSB offers brokerage services at its Wausau locations, including the sale of annuities, mutual funds, and other investments to bank customers and the general public.

All of PSB's products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations. Therefore, all revenue, profit and loss, and total assets are reported in one segment and represent the entire operations of PSB.

As a community bank, the majority of PSB's operating revenues continue to come from interest earned on local loans receivable and its investment securities portfolio. PSB does not have a dependence on any major customers and collects revenue or obtains funding from approximately 13,000 households and businesses. The table below shows a breakdown of principal sources of operating revenue.

(dollars in thousands)        Interest on loans            Interest on securities
Years ended December 31,     Amount    % of revenue      Amount       % of revenue
        2005                $22,347       76.4%           $2,944       10.1%
        2004                $19,207       75.8%           $2,780       11.0%
        2003                $17,964       71.4%           $2,859       11.4%

As of February 3, 2006, PSB operated with 147 full-time equivalent ("FTE") employees, including 33 employed on a part time basis. None of the employees is covered by a collective bargaining agreement. Approximately 126 of the FTE employees serve as sales, customer contact, or customer activity support personnel, while 21 of the employees serve primarily for administrative and internal purposes.

During the past several years, PSB has pursued a market expansion plan that includes de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects. Full-service bank branches were opened in Eagle River, Rhinelander, and Minocqua, Wisconsin in 2001, 2002, and 2004 respectively. In addition, PSB opened a new full-service branch in Weston, Wisconsin during March 2005. Management believes opening in adjacent markets capitalizes on existing management resources and customer relationships and leverages existing stockholder capital for the long-term benefit of stockholders. However, PSB intends to pursue opportunities to acquire additional bank subsidiaries or banking offices out of its current market area so that, at any time, it may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks. However, there are no plans, understandings, or arrangements, written or oral, regarding other acquisitions at this time.

BANK MARKET AREA AND COMPETITION

There is a mix of retail, manufacturing, agricultural, and service businesses in the areas served by PSB. PSB has substantial competition in its market areas. Much of this competition comes from companies which are larger and have greater resources than PSB. PSB competes for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies, and other financial and non financial companies. Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services offered by PSB. New bank and nonbank competitors continue to enter our markets on a regular basis.

Based on publicly available deposit market share information as of June 30, 2005, the following is a list of the three largest FDIC insured banking competitors in each of PSB's primary markets and a comparison of PSB's deposit market share to these primary competitors.
                                       2

                                                   Deposit $'s    Market
                                                     ($000s)       Share
MARATHON COUNTY, WISCONSIN
M&I Bank                                        $   447,040        21.1%
PEOPLES STATE BANK                                  323,377        15.2%
Associated Bank                                     191,745         9.0%
All other FDIC insured institutions               1,158,502        54.7%

ONEIDA COUNTY, WISCONSIN
M&I Bank                                        $   177,289        28.0%
Associated Bank                                     126,095        19.9%
Citizens Bank                                        77,990        12.3%
PEOPLES STATE BANK                                   41,773         6.6%
All other FDIC insured institutions                 210,642        33.2%

VILAS COUNTY, WISCONSIN
First National Bank of Eagle River              $   120,463        31.4%
M&I Bank                                            100,266        26.1%
Headwaters State Bank                                47,906        12.5%
PEOPLES STATE BANK                                   15,265         4.0%
All other FDIC insured institutions                  99,987        26.0%

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

In addition to competition, the business of PSB is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve (see "Regulation and Supervision - Monetary Policy"). This competition may cause PSB to seek out opportunities to provide additional financial services to replace or supplement traditional net interest income.

EXECUTIVE OFFICERS

David K. Kopperud, 60 - President of PSB and Peoples State Bank since July 1999; previously Executive Vice-President of the Peoples State Bank (1994-
1999).

David A. Svacina, 59 - Secretary and Vice President of PSB since December 2003; Vice President of PSB since March 2002; Executive Vice President of Peoples State Bank since April 2003; Vice President of Peoples State Bank (1995-2003).

Scott M. Cattanach, 37 - Treasurer of PSB since March 2002; Senior Vice President and Chief Financial Officer of Peoples State Bank since April 2003; Chief Financial Officer of Peoples State Bank (2002-2003); prior to March 2002, certified public accountant at regional public accounting firm.
                                       3
REGULATION AND SUPERVISION

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

The Federal Reserve expects a bank holding company to be a source of strength for its subsidiary banks. As such, PSB Holdings, Inc. may be required to take certain actions or commit certain resources to Peoples State Bank when it might otherwise choose not to do so. Under federal and state banking laws, PSB is subject to regulations which govern its capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates, and other aspects of its operations. Bank regulators having jurisdiction over PSB generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have broad authority to take corrective action if Peoples State Bank fails to maintain required minimum capital. Information concerning compliance with applicable capital requirements is set forth in Item 8, in Note 17 of the Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that have often had a direct or indirect effect on PSB's operations and its competitive environment. Such laws and regulations are often, if not continuously, subject to review and possible revision. Among recent changes in the regulatory environment in which PSB operates are the Gramm-Leach-Bliley Act of 1999, which eliminated many of the barriers to affiliation among banks, insurance companies, and other securities or financial services companies, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") which requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes, and the recent "Check 21" legislation which involves the replacement of paper check records with digital copies in order to speed processing. Depending on the scope and timing of future regulatory changes, it is likely they will affect the competitive environment in which PSB operates or increase costs of regulatory compliance and, accordingly, may have a material adverse effect on PSB's consolidated financial condition, liquidity, or results of operations.

MONETARY POLICY

The earnings and growth of PSB are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Federal Reserve has a direct and indirect influence on the costs of funds used by PSB for lending and its actions have a substantial effect on interest rates, the general availability of credit, and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Federal Reserve policies, in particular, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. PSB is not able to anticipate the future impact of such policies and practices on its growth or profitability.
                                       4
ITEM 1A.  RISK FACTORS

An investment in PSB Holdings, Inc. common stock involves a significant degree of risk. The following paragraphs describe what we believe are the most significant risks of investing in PSB common stock. You should also read carefully the cautionary statement in Item 1 regarding the use of forward-looking statements in this discussion.

PSB'S BUSINESS AND EARNINGS COULD BE ADVERSELY AFFECTED BY CHANGES IN GENERAL BUSINESS AND ECONOMIC CONDITIONS, INCLUDING INCREASED CREDIT RISK AND INTEREST RATE RISK.

PSB's business and earnings are sensitive to general business and economic conditions in the United States and, in particular, central and northern Wisconsin where it has significant operations. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, acts or threats of war or terrorism that negatively affect general business and economic conditions in the U.S., and consumer spending, borrowing, and saving habits. For example, an economic downturn, increase in unemployment, or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Reduced loan demand or nonpayment of loans would have an adverse effect on PSB's financial condition and results of operations.

PSB EARNINGS COULD BE ADVERSELY AFFECTED BY THE FISCAL AND MONETARY POLICIES OF THE FEDERAL GOVERNMENT AND ITS AGENCIES.

The policies of the Federal Reserve impact PSB significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments PSB holds. Those policies determine to a significant extent PSB's cost of funds for lending and investing. Changes in those policies are beyond PSB's control and are difficult to predict. Changes in Federal Reserve policies may increase the risk that PSB's customers may fail to repay their loans, and reduce the demand for PSB's products and services.

THE BANKING AND FINANCIAL SERVICES INDUSTRY IS HIGHLY COMPETITIVE AND INCREASES IN COMPETITIVE LEVELS COULD ADVERSELY AFFECT PSB'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PSB operates in a highly competitive environment in the products and services PSB offers and the markets in which PSB serves. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that provide cost savings to the customer or greater interest rates on deposit products. Some of PSB's competitors may be better able to provide a wider range of products and services over a greater geographic area. The banking and financial services industry is likely to become even more competitive as a result of legislative, regulatory, and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of PSB's non-bank competitors are subject to fewer regulatory constraints and have lower cost structures. PSB expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products. Increased competition could result in loss of customers or reductions in PSB's net interest margin and fee income.
                                       5
TRADITIONAL GEOGRAPHIC BOUNDARIES TO COMMERCIAL DEPOSIT COLLECTION AND COMMERCIAL LOAN ORIGINATION ARE ERODING, INCREASING COMPETITION AGAINST PSB'S PRODUCTS.

Just as technology and the presence of a robust secondary market lowered net interest margins and increased competition for residential mortgage loans, changes in technology and providers are increasing competition and lowering net interest margins on commercial products. Recent Check 21 legislation has allowed out of area competitors to place on-site deposit item readers (often referred to as "remote capture" devices) at their customer's place of business eliminating the need for a local depository institution. Similarly, an emerging secondary market for commercial lending has increased out of area competition for and decreased spreads on some commercial loans traditionally made by local banks. This increased competition may continue to adversely affect PSB's results of operations.

IF PSB CANNOT ATTAIN COMPARABLE GROWTH RATES IN LOANS AND LOCAL DEPOSITS, IT MAY HAVE A MATERIAL ADVERSE EFFECT ON PSB'S CAPITAL POSITION AND RESULTS OF OPERATIONS.

Local deposit growth has not been sufficient to fund continued asset growth in recent years. Out of area wholesale funding in the form of brokered certificates of deposit and Federal Home Loan Bank advances have been obtained to fund incremental asset growth. These wholesale funding sources are generally more sensitive to overall market interest rate changes and could be more costly than local deposit funding. Ongoing use of wholesale funds also reduces the amount of outside funding available for emergency liquidity on both a short-term and long-term basis, substantially increasing the cost to obtain emergency liquidity. If certain capital levels are not maintained by PSB, access to the brokered certificate of deposit market could be substantially reduced, increasing wholesale funding costs.

PSB MAY LOSE FEE INCOME AND DEPOSITS IF A SIGNIFICANT PORTION OF CONSUMERS DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

PSB'S FUNDING COSTS MAY INCREASE IF CONSUMERS DECIDE NOT TO USE BANKS AS THEIR PRIMARY SOURCE TO INVEST LIQUID OR OTHER PERSONAL ASSETS.

While the banking industry has historically held a majority of available deposits, generational factors and trends in using other non-banking providers for investment of funds may reduce the level of deposits available to fund banking assets and increase the cost of funding. Demographic trends in the United States point to a growing transfer of wealth to the next generation in the following decades that could accelerate this transfer of wealth out of the banking system and into other non-banking providers. If this change occurs, PSB's funding costs could increase and adversely affect PSB's results of operations.

PSB'S MARKET SHARE MAY DECLINE IF IT DOES NOT PROVIDE NEW PRODUCTS AND SERVICES THAT GAIN MARKET ACCEPTANCE AND REGULATORY APPROVAL.

PSB's success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce PSB's net interest margin and revenues from its fee-based products and services. In addition, PSB's success depends in part on its ability to generate
                                       6
significant levels of new business in its existing markets and in identifying and penetrating markets. The widespread adoption of new technologies, including Internet-based services, could require PSB to make substantial expenditures to modify or adapt its existing products and services or render PSB's existing products obsolete. If PSB cannot successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers, and/or break into targeted markets, its financial conditions, liquidity, and results of operations will be adversely affected.

INVESTMENT TO PROMOTE FUTURE GROWTH OF CUSTOMERS AND NEW PRODUCT TYPES MAY NOT YIELD RETURNS PLANNED BY MANAGEMENT.

PSB has substantially increased investment in premises and equipment to a level approximately 36% of stockholders' equity in 2005 compared to approximately 19% of equity during 2001. In addition, certain economies of scale are not yet realized, as the ratio of total assets per employee has remained similar despite substantial increases in total assets as certain departments have increased to manage more sophisticated PSB products and risk management systems. In addition, PSB relies on technology to process virtually all of its customer's transactions and continually evaluates and implements technology upgrades and improvements. Results from operations will be negatively effected if these investments in premises, technology, and staffing do not generate additional revenue to offset increasing operating expenses.

CHANGES IN LAWS AND REGULATIONS COULD INCREASE COMPETITION AND PSB'S OPERATING COSTS.

PSB and its subsidiary bank are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors, and the banking system as a whole, not stockholders of PSB. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could adversely affect PSB in substantial and unpredictable ways including limiting the types of financial services and products PSB may offer, increasing the ability of non-banks to offer competing financial services and products, and/or increasing PSB's cost structures. Also, PSB's failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies and damage to its reputation.

PSB HAS INCREASED THE SIZE OF HISTORICAL COMMERCIAL AND INDUSTRIAL LOAN RELATIONSHIPS, EXPOSING PSB TO POTENTIALLY LARGER CREDIT LOSSES ON ONE RELATIONSHIP IN THE EVENT OF DEFAULT.

PSB has acquired a number of commercial relationships for which credit has been issued based primarily on the customer's cash flow and business collateral to a level greater than in past years. In the event of a failure of one of these large commercial customers, PSB could incur substantial losses from default of loan principal. A significant loan loss from such a large commercial customer would result in a larger provision for loan losses and reduce income.

THE LOSS OF KEY LOAN PERSONNEL MAY DAMAGE CUSTOMER RELATIONSHIPS AND REDUCE PSB'S LOAN VOLUME AND NET EARNINGS.

Many of the PSB's largest customers have close relationships with their servicing account officer and may have a loyalty to that officer beyond PSB's product offerings. Loss of certain relationship officers may cause current customers to stop using PSB's products and pursue new products offered by their current account officer through a different employer. PSB's continued success depends to a significant extent upon the continued employment of its relationship officers. The loss of services of any of PSB's relationship officers could cause PSB's business to suffer.

UNEXPECTED LIABILITIES RESULTING FROM CURRENT OR FUTURE CLAIMS OR CONTINGENCIES MAY HAVE A MATERIAL ADVERSE EFFECT ON PSB'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION.

PSB may be involved from time to time in a variety of litigation arising out of its business. PSB's insurance may not cover all claims that may be asserted against it, and any claims asserted against PSB, regardless of merit or eventual outcome, may harm PSB's reputation. In addition, PSB may not be able to obtain appropriate types or levels of insurance in the future, nor may PSB be able to obtain adequate replacement policies with acceptable terms, if at all. Should the ultimate judgments or settlements in any actual or threatened claims or litigation exceed PSB's insurance coverage, they could have a material adverse effect on PSB's business, operating results, and financial condition.

POTENTIAL ACQUISITION OR OTHER EXPANSION OF OUR MARKET MAY HAVE A DIFFERENT RESULT THAN PLANNED AND MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION.

Difficulty in operating in a new market, or in integrating an acquired business may cause PSB not to realize expected revenue increases, cost savings, increases in market presence, or other projected benefits. PSB may not attract sufficient loan or deposit volume in a new market to offset the increased costs. The integration process of an acquired business or location could result in higher than expected deposit attrition (run-off), loss of customers and key employees, the disruption of PSB's business or the business of the acquired company, or otherwise adversely affect PSB's ability to maintain existing relationships with customers and employees or to enter into new business relationships. These factors could contribute to PSB not achieving the anticipated benefits of the market expansion or acquisition within the desired time frames, if at all.

PSB'S ACCOUNTING POLICIES AND METHODS ARE THE BASIS OF HOW PSB REPORTS ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND THEY MAY REQUIRE MANAGEMENT TO MAKE ESTIMATES ABOUT MATTERS THAT ARE INHERENTLY UNCERTAIN.

PSB's accounting policies and methods are fundamental to how PSB records and reports its financial condition and results of operations. PSB's management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report PSB's financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in PSB's reporting materially different amounts than would have been reported under a different alternative. Information on PSB's critical accounting policies is contained in this Annual Report on Form 10-K in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

UNEXPECTED TAX LIABILITY AS A RESULT OF EXAMINATIONS AND CHALLENGES BY TAX AUTHORITIES MAY HARM PSB'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the normal course of business, PSB and its subsidiary are subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base, apportionment, and tax planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. See, Item 8, Note 13 of Notes to Consolidated Financial Statements. If such challenges are
                                       8
made and are not resolved in PSB's favor, they could have an adverse effect on PSB's financial condition and results of operations.

INVESTORS MAY NOT BE ABLE TO LIQUIDATE THEIR PSB HOLDINGS WHEN DESIRED BECAUSE THERE IS NO ACTIVE PUBLIC TRADING MARKET FOR PSB STOCK.

There is no active public established trading market for PSB stock. As a result, investors may not be able to resell shares at the price or time they desire.

PSB CANNOT GUARANTEE CONTINUED CASH DIVIDEND PAYMENTS OR THAT IT WILL BE ABLE TO MEET ITS OBLIGATIONS TO HOLDERS OF ITS TRUST PREFERRED SECURITIES.

PSB is a separate and distinct legal entity from Peoples State Bank. It receives substantially all of its revenue from bank dividends. These dividends are the principal source of funds to pay dividends on PSB's common stock and interest on its junior subordinated debt. The payment of dividends by the bank is subject to federal law restrictions as well as to the laws of Wisconsin. Although semi-annual cash dividends have been paid on PSB common stock for many years, a decline in operating income or need to retain earnings for regulatory capital or growth may cause PSB to lower or stop the existing cash dividend.

PSB'S ARTICLES OF INCORPORATION COULD MAKE MORE DIFFICULT OR DISCOURAGE AN ACQUISITION OF PSB.

PSB's articles of incorporation require the approval of two-thirds of all shares outstanding in order to effect a merger, share exchange, or other reorganization. This provision may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

None.
                                       9
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

There is no active established public trading market in PSB common stock. Bid and ask prices are quoted on the OTC Bulletin Board under the symbol "PSBQ.OB." Transactions in PSB common stock are limited and sporadic.

PSB maintains an informal, annual share repurchase program of up to 1% of outstanding shares per year. During 2005, PSB purchased 17,200 shares at an average price of $31.18 per share. During 2004, PSB purchased 18,001 shares at an average price of $34.91 per share.

                                                                Maximum number
                                               Total number     (or approximate
                                               of shares (or   dollar value) of
               Total number                  units) purchased  shares (or units)
                 of shares   Average price  as part of publicly that may yet be
                (or units)  paid per share    announced planspurchased under the
                 purchased     (or unit)        or programs    plans or programs
Period              (a)           (b)               (c)               (d)
October 2005        -       $     -                 -                  -
November 2005     3,800         30.15             3,800              3,400
December 2005     3,400         30.50             3,400                -

Quarterly Totals  7,200        $30.32             7,200                -

Information required by Item 201(d) of Regulation S-K related to equity compensation plans is set forth under Item 12, Part III, of this Annual Report on Form 10-K.

HOLDERS

As of December 31, 2005, there were approximately 958 holders of record of PSB common stock. Some of PSB's shares are held in "street" name brokerage accounts and the number of beneficial owners of such shares is not known and therefore not included in the foregoing number.

DIVIDENDS

PSB expects that its practice of paying semi-annual dividends on its common stock will continue, although the payment of future dividends will continue to depend upon earnings, capital requirements, financial condition, and other factors. The principal source of funds for the payment of dividends by PSB is dividend income from its bank subsidiary. Payment of dividends by the bank is subject to various limitations under banking laws and regulations. At December 31, 2005, the bank could have paid a maximum of approximately $15.5 million in additional dividends to PSB without prior regulatory approval. However, to remain "well capitalized" under regulatory Prompt Corrective Action Provisions (see Note 17 to the Consolidated Financial Statements), dividends could not exceed approximately $7.6 million as of December 31, 2005. PSB has paid regular dividends since its inception in 1995.
                                       10
On December 16, 2003, PSB declared a 5% stock dividend paid January 29, 2004. All per share information in this Annual Report on Form 10-K and the Consolidated Financial Statements included in Item 8 has been adjusted to reflect the impact of this stock dividend on a proforma basis.

MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on PSB common stock for the periods indicated are:

               2005 Prices                         2004 Prices
Quarter     High        Low      Dividends      High        Low     Dividends
 1st      $32.15     $31.85      $   -         $35.00     $33.30  $     -
 2nd      $31.85     $30.75      $ 0.310       $34.75     $34.10  $   0.300
 3rd      $31.00     $30.65      $   -         $34.50     $32.75  $     -
 4th      $30.90     $29.25      $ 0.310       $32.75     $32.10  $   0.300

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

SALES AND DISTRIBUTION OF STOCK

PSB distributed 120 shares (valued at $32.10 per share) and 232 shares (valued at $33.62 per share) of its common stock during 2005 and 2004, respectively, to its directors in lieu of cash payments under the director's incentive compensation plan. Receipt of stock or deferral of value into the director deferred compensation plan via a previously committed election was mandatory and no investment decision was made by any member of the Board.

ITEM 6. SELECTED FINANCIAL DATA.

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

Consolidated summary of earnings:
Years ended December 31,                               2005      2004      2003     2002     2001
  (dollars in thousands, except per share data)
Total interest income                                $25,764   $22,202   $21,050  $21,915  $23,428
Total interest expense                                11,655     8,113     7,869    9,274   12,469

Net interest income                                   14,109    14,089    13,181   12,641   10,959
Provision for loan losses                                160       855       835    1,110      890

Net interest income after loan loss provision         13,949    13,234    12,346   11,531   10,069
Total noninterest income                               3,468     3,123     4,111    3,048    2,065
Total noninterest expenses                            11,040    10,975     9,351    8,226    7,315

Net income before income taxes                         6,377     5,382     7,106    6,353    4,819
Provision for income taxes                             2,037     1,856     2,300    1,988    1,453

Net income                                           $ 4,340   $ 3,526   $ 4,806  $ 4,365  $ 3,366

                                       11

Consolidated summary balance sheets:
As of December 31,                                2005       2004        2003        2002         2001
  (dollars in thousands, except per share data)
Cash and cash equivalents                     $ 26,604    $ 23,324    $ 18,927    $ 21,552    $ 25,550
Securities                                      81,501      68,894      72,472      81,057      70,444
Total loans receivable, net of allowance       372,411     343,923     304,339     256,015     236,574
Premises and equipment, net                     12,632      12,432       7,557       6,158       4,755
Bank owned life insurance                        4,805           -           -           -           -
Other assets                                     8,205       6,401       5,638       6,687       6,973

Total assets                                  $506,158    $454,974    $408,933    $371,469    $344,296

Total deposits                                $400,536    $358,225    $316,414    $297,830    $273,635
FHLB advances                                   54,000      52,000      47,000      38,000      38,000
Other borrowings                                 4,497       8,565      10,475       3,302       4,327
Junior subordinated debentures                   7,732           -           -           -           -
Other liabilities                                3,908       2,568       2,903       3,034       2,985
Stockholders' equity                            35,485      33,616      32,141      29,303      25,349
Total liabilities and stockholders' equity    $506,158    $454,974    $408,933    $371,469    $344,296

Performance ratios:                                  2005        2004         2003        2002           2001
Basic earnings per share                       $     2.53   $     2.04   $     2.76   $     2.48    $     1.91
Diluted earnings per share                     $     2.52   $     2.03   $     2.74   $     2.48    $     1.91
Common dividends declared per share            $     0.62   $     0.60   $     0.57   $     0.54    $     0.51
Dividend payout ratio                               24.42%       29.33%       20.77%       21.65%        26.94%
Net book value per share at year-end           $    20.81   $    19.55   $    18.54   $    16.75    $    14.38
Average common shares outstanding               1,714,648    1,725,136    1,740,106    1,758,249     1,763,381

Return on average stockholders' equity              12.39%       10.66%       15.45%       15.97%       13.96%
Return on average assets                             0.90%        0.82%        1.26%        1.25%        1.05%
Net interest margin (tax adjusted)                   3.23%        3.60%        3.75%        3.95%        3.73%
Net loan charge-offs to average loans                0.04%        0.07%        0.16%        0.37%        0.14%
Noninterest income to average assets                 0.72%        0.73%        1.08%        0.88%        0.65%
Noninterest income to tax adjusted
  net interest margin                               23.61%       21.29%       29.98%       23.12%       18.12%
Efficiency ratio (tax adjusted)                     60.80%       61.70%       52.46%       50.68%       54.50%
Salaries and benefits expense to average asset       1.36%        1.44%        1.56%        1.42%        1.38%
Other expenses to average assets                     0.91%        1.11%        0.89%        0.94%        0.91%
FTE employees at year-end                             145          133          116          116          100
Average equity to average assets                     7.23%        7.68%        8.15%        7.85%        7.53%
Non-performing loans to gross loans at year-end      0.74%        0.80%        1.08%        0.94%        1.68%
Allowance for loan losses to loans at year-end       1.11%        1.19%        1.15%        1.22%        1.24%

                                       12
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis reviews significant factors with respect to PSB's financial condition and results of operations at and for the three-year period ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and per employee data.

Management's discussion and analysis, like other portions of this Annual Report on Form 10-K, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those described in such forward-looking statements.
A cautionary statement regarding forward-looking statements is set forth under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. This discussion and analysis should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A of this report.

EXECUTIVE OVERVIEW

This overview summarizes PSB's business model and presents the primary opportunities and challenges faced by management and the impact of economic and industry-wide factors on PSB's operating environment. In addition, the near-term and long-term issues on which management is most focused are outlined in general terms as a backdrop for the detailed statistical and narrative analysis presented in this Annual Report on Form 10-K. Although PSB operates as a community bank, its operating environment is significantly impacted by national economic trends and other industry factors. These risk factors were outlined in Item 1A previously.

PSB operates in many ways as a local community bank, but larger in size and scope. PSB maintains a traditional retail and commercial banking business model and currently does not hold significant stand-alone derivative instruments to hedge cash flow and fair value risks. The primary sources of income are net interest earned on residential and commercial loans made to local customers after payment of interest to depositors. PSB originates, sells, and services long-term fixed rate mortgage loans to the secondary market for a substantial amount of fee income. Depositors pay various service fees including overdraft charges and commercial service fees which contribute to PSB's noninterest income. PSB sells retail investment products on a commission basis primarily to individuals. Interest income on loans, mortgage banking income, service charges on deposit accounts, and investment sales commissions make up approximately 85% of PSB's gross revenue, consistent with recent years.

PSB serves customers through a network of eight full-service locations with an emphasis on customer service and flexibility. PSB employees are substantial participants in community involvement for the betterment of PSB's market areas, customers, and potential customers.

PSB recognizes many opportunities for continued growth in products, customers, assets, and profits. PSB's relative size (compared to typical community banks, thrifts, and credit unions) allows it to offer a wide array of financial service products in a one-stop shopping service model. Although greater in size than typical community banks, traditional community bank customer service and flexibility differentiate PSB from larger financial service providers. Therefore, PSB can offer better service to customers disenfranchised by large banks and large bank mergers while allowing them to continue their practice of one-stop shopping and commercial support. PSB can compete against smaller local community banks and
                                       13
credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale.

PSB has invested in key management and branch personnel to capitalize on relationships in existing and adjacent markets. PSB's growth into adjacent markets minimizes costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations and improving convenience of service for existing customers. PSB intends to grow at a level greater than may be able to be supported in existing adjacent markets. Therefore, future market expansions are likely to be out of the area, and be directed by an officer who is a local market leader in that area.

Against this back drop of industry-wide factors and competitive advantages and opportunities, management monitors several areas of risk, negative trends, and challenges. The following items represent challenges monitored by management in both the short- and long-term. These challenges are presented in greater detail and statistical analysis throughout this section of this Annual Report on Form 10-K.

* Net income increased substantially during 2005 compared to 2004, due to 2004 incurring several one-time charges and significantly reduced 2005 provisions for loan losses. However, 2005 net income continued to be less than 2003 net income (the highest level for PSB to date) which was driven significantly by mortgage banking income.

* The reduction in provision for loan losses in 2005 compared to prior years was due to an overall reduction in problem loans, and favorable resolution of long-time problems for which specific loss reserves had been applied. Such reduced provisions for loan losses relative to net growth in loans receivable is not expected to continue during 2006 thereby reducing net income.

* Net interest margin continued a decline that began in 2003. Rising short-term interest rates (that began with Federal Reserve discount rate increases during June 2004) have increased deposit costs faster than corresponding longer-term lending rate income. Static gap analysis shows earning assets repriced with similar timing to interest-bearing liabilities, but the extent of deposit repricing has been greater than loans as the market's interest yield curve flattened significantly during 2005. Improvements in net interest margin are dependent in part on PSB's ability to limit core deposit funding rate increases while at the same time providing continued loan growth supported by these funds.

* PSB continues to expand its branch network, opening a branch in Weston, Wisconsin during 2005, continuing significant increases to PSB's fixed overhead expense structure. In past years, low overhead expenses allowed PSB to competitively price products while maintaining acceptable profits for capital expansion and stockholders. As overhead increases, additional profit gains need to come from the sale of new services, acquisition of new customers, favorable loan and deposit pricing, and other sources of income.

* Although the rate of retail deposit growth during 2005 improved over prior years, PSB continues to rely on wholesale funding such as broker certificates of deposit and Federal Home Loan Bank of Chicago ("FHLB") advances. In light of a long-term industry wide problem of attracting and keeping deposits, PSB is positioning itself to meet future funding needs in this environment. PSB has identified noninterest bearing demand and commercial deposits as a long-term low cost source of funding. Therefore, PSB has restructured its operations to efficiently handle large volumes of customer activity in this area through image processing and related initiatives. To increase deposit levels, PSB has developed commercial treasury management products and other large-balance high yield deposit accounts with key personnel to attract larger commercial and governmental
                                       14
       depositors. To attract these deposits, above market interest rates were required, but have resulted in local deposits with significantly larger average balances.

* In connection with PSB's new treasury management product initiative, lending activities with large commercial enterprises to be repaid solely from cash flow have increased. While PSB seeks high quality borrowers and closely monitors credit risk on such borrowers, the potential for large loan principal charge-offs from a single commercial loan relationship increases. Additional staff and other investments were added in 2005 in the credit analysis area to better monitor commercial credit relationships.

* PSB has petitioned the United States Tax Court regarding an Internal Revenue Service assessment for tax related to disallowance of interest expense on holding tax-exempt obligations at its Nevada investment subsidiary, PSB Investments, Inc. As described in Item 8, Note 13 of the Notes to the Consolidated Financial Statements, an unfavorable outcome in this Tax Court petition would have an unfavorable impact on profits.

* Income from service fees on deposit accounts continued a decline beginning in 2003. The change has been led by a decline of $113 (or 27%) in business service charges since 2003. The business service charges were reduced due to local competitive pressures and from an account fee restructuring aimed at increasing the level of commercial local noninterest bearing demand accounts.

RESULTS OF OPERATIONS

PSB's net income increased to $4,340 for 2005 compared to $3,526 in 2004 after net income of $4,806 during 2003 representing an increase of 23.1% in 2005 and a decrease of 26.6% in 2004. Similarly, diluted earnings per share increased to $2.52 for 2005 compared to $2.03 in 2004 and $2.74 in 2003. Item 6 of this Annual Report on Form 10-K presents other various financial performance ratios and measures for the five years ending December 31, 2005. A number of separate factors impacted PSB earnings during the past several years as outlined in the table below. Despite these separately identifiable items, PSB operating income before the provision for loan losses and special items continues to decline from the level set in 2002 and has grown only modestly since 2001. The following table presents PSB's net income for the five years ending December 31, 2005 presented before the provision for loan losses (after-tax) and identifying adjustments for gain on sale of mortgage loans and other nonrecurring income and expense items.
                                       15

TABLE 2: SUMMARY OPERATING INCOME

Years ending December 31,                                 2005     2004    2003     2002     2001
Net income before provision for loan losses,
  and special items, net of tax                         $3,792   $3,965   $4,114   $4,297   $3,491
Less:  Provision for loan losses, net of tax                97      518      506      673      539

Net income before special items, net of tax             $3,695   $3,447   $3,608   $3,624   $2,952

Mortgage banking income                                    533      546    1,071      741      414
Net gain on sale of securities                               4       59       48        -        -
Gain on sale of Pulse ATM stock                             47
Recovery (write-off) of collection expenses                 61      (77)
Loss on abandonment of home office                                 (199)
Branch closure charges                                             (100)
Wisconsin state income tax settlement                              (150)
Gain on curtailment of post-retirement benefit plan                           79

Net income                                              $4,340   $3,526   $4,806   $4,365   $3,366

While 2005 net income before special non-recurring items and mortgage banking income increased to the highest level in the past five years, net income was substantially improved by a reduction in the provision for loan losses. The low provision levels seen in 2005 are not expected to continue during 2006, reducing future income. Net income before provision for loan losses and special items continues to decline primarily from a decrease in average net interest margin in 2005 and 2004 compared to prior years as net interest income growth was significantly less than operating expense growth.

2004 net income compared to 2003 net income was also reduced by one-time charges for loss on abandonment of the previous home office and a grocery store branch location and settlement of a Wisconsin state income tax issue related to the operations of the Nevada investment subsidiary in addition to lower mortgage banking income.

Net income in 2003 before gain on sale of mortgage loans, gain on sale of securities, and gain on curtailment of a post-retirement benefit plan decreased from the level seen during 2002. This decline in net income and profit growth before these items was due primarily to a decrease in average net interest margin on earning assets compared to 2002 and additional wages paid to employees based on earnings which included mortgage banking income under PSB's incentive compensation plan.

NET INTEREST INCOME

PSB incurs market risk primarily from interest-rate risk inherent in its lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 20 of the Notes to Consolidated Financial Statements.

PSB's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the
                                       16
maximum yield-cost spread on that structure. PSB relies primarily on its asset-liability structure to control interest-rate risk. In general, longer-term earning assets are funded by shorter-term funding sources allowing PSB to earn net interest income on both the credit risk taken on assets and the yield curve of market interest rates. However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. PSB does not engage in trading activities to enhance earnings or for hedging purposes.

Net interest income represents the difference between interest earned on loans, securities, and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies.

The following tables present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years ending December 31, 2005.

TABLE 3:  AVERAGE BALANCES AND INTEREST RATES

                                                 2005                      2004                    2003
                                     Average           Yield/   Average          Yield/  Average          Yield/
                                     Balance   Interest Rate    Balance  Interest Rate   Balance Interest  Rate
Assets
Interest-earning assets:
   Loans(1)(2)(3)                   $368,626   $22,423  6.08%  $329,133  $19,278  5.86%  $282,006 $18,025  6.39%
   Taxable securities                 49,514     1,966  3.97%    47,356    1,798  3.80%    51,707   1,943  3.76%
   Tax-exempt securities(2)           24,574     1,482  6.03%    24,730    1,488  6.02%    22,478   1,388  6.17%
   FHLB stock                          2,958       162  5.48%     2,709      159  5.87%     2,367     153  6.46%
   Other                               8,666       311  3.59%     3,497       56  1.60%     6,760      74  1.09%

   Total(2)                          454,338    26,344  5.80%   407,425   22,779  5.59%   365,318  21,583  5.91%

Non-interest-earning assets:
   Cash and due from banks            13,102                     13,409                    10,268
   Premises and equipment,
      net                             12,643                     10,508                     6,410
   Cash surrender value life ins.      4,186
   Other assets                        4,338                      3,158                     3,108
   Allowance for loan losses          (4,240)                    (3,885)                   (3,475)

   Total                            $484,367                   $430,615                  $381,629

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand deposits      $ 69,894  $  1,201  1.72%  $ 52,982  $   371  0.70%  $ 40,518  $  247  0.61%
   Money market deposits              70,042     1,222  1.74%    66,494      610  0.92%    69,238     692  1.00%
   Time deposits                     188,335     6,596  3.50%   166,967    4,802  2.88%   144,083   4,712  3.27%
   FHLB borrowings                    52,208     2,133  4.09%    47,749    2,061  4.32%    38,553   1,989  5.16%
   Other borrowings                    8,739       272  3.11%    11,824      269  2.28%     9,151     229  2.50%
   Junior sub. Debentures              3,961       231  5.83%

   Total                             393,179    11,655  2.96%   346,016    8,113  2.34%   301,543   7,869  2.61%

Non-interest-bearing liabilities:
   Demand deposits                    53,285                     49,600                    46,876
   Other liabilities                   2,864                      1,915                     2,098
   Stockholders' equity               35,039                     33,084                    31,112

   Total                            $484,367                   $430,615                  $381,629

Net interest income                            $14,689                   $14,666                  $13,714

Rate spread                                             2.84%                     3.25%                    3.30%

Net yield on interest-earning assets                    3.23%                     3.60%                    3.75%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Loan fees are included in total interest income as follows:  2005 - $238, 2004 - $397, 2003 - $654.

TABLE 4:  INTEREST INCOME AND EXPENSE VOLUME AND RATE ANALYSIS

                                   2005 compared to 2004         2004 compared to 2003
                               increase (decrease) due to (1)increase (decrease) due to (1)
                                  Volume     Rate    Net    Volume     Rate     Net
Interest earned on:
   Loans(2)                      $2,401   $   744  $3,145  $2,762   $(1,509)  $1,253
   Taxable securities                86        82     168    (165)       20     (145)
   Tax-exempt securities(2)          (9)        3      (6)    136       (36)     100
   FHLB stock                        14       (11)      3      20       (14)       6
   Other interest income            186        69     255     (52)       34      (18)

Total                             2,678       887   3,565   2,701    (1,505)   1,196
Interest paid on:
   Savings and demand deposits      291       539     830      87        37      124
   Money market deposits             62       550     612     (25)      (57)     (82)
   Time deposits                    748     1,046   1,794     659      (569)      90
   FHLB borrowings                  182      (110)     72     397      (325)      72
   Other borrowings                 (96)       99       3      61       (21)      40
   Junior subordinated debentures   231         -     231

Total                             1,418     2,124   3,542   1,179      (935)     244

Net interest earnings            $1,260   $(1,237) $   23  $1,522   $  (570)  $  952

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

During 2005, average earning assets grew 11.5% to $454,338 compared to growth of 11.5% during 2004 and 9.5% during 2003. However, tax adjusted net interest income increased just .2% to $14,689 compared to growth of 6.9% to $14,666 during 2004 and growth of 4.0% to $13,714 during 2003. As market rates increased during 2005, yield on earning assets increased .21% but cost of interest-bearing liabilities increased .62%, lowering the interest rate spread ..41% to 2.84% from 3.25% in 2004. Although the volume of additional earning assets added $1,260 to net interest income during 2005, approximately 98% of this benefit was lost to declines in net interest margin.

Changes in 2005 net margin were impacted primarily by 1) the flattening shape of the yield curve, and 2) local competitive pressures on loan and deposit pricing. During 2005 continued discount rate increases by the Federal Reserve of 200 basis points (short-term rate increases) were not matched by corresponding yield increases of approximately 100 basis points in longer term yields such as three-year fixed rate maturities. This reduced the spread between short-term overnight funding expense and mid-term rate income commonly in place for PSB loan originations. A flattening yield curve in 2005 would have been expected to reduce net interest margin even if the mid-term assets funded with short-term liabilities would have repriced in a manner consistent with overall market interest rates.

Exacerbating the flattening of net interest margin was the extent to which market rate increase were able to be repriced by PSB during 2005. Of the 200 basis point increase in short-term market rates, PSB short-term average deposit funding rates increased 91 basis points. Compared to the approximately 100 basis
                                       19
point increase in market loan rates in the three year average term, PSB loan yields increased 22 basis points. These disproportionate rate increases resulted from competitive pressures to limit loan increases and maximize deposit rate increases during 2005.

A substantial driver in 2005 PSB short-term deposit rate increases were sales of high yield money market and interest-bearing demand NOW deposits during 2005 to municipalities and individual high dollar balance accounts. These high yield accounts are priced relative to the 30 day LIBOR and change with movements of wholesale market rates. Due to this rate structure, short-term market rate increases on 36% of the December 31, 2005 savings, interest-bearing demand, and money market deposits were fully realized by the end of 2005.
These products have resulted in attracting local funding of approximately $52,270 with average account balances of approximately $261 as of December 31, 2005.

Yield on both earning assets and cost of interest-bearing liabilities declined during 2004 and 2003. However, during 2004 and 2003, the decline in earning assets yield was greater than the offsetting decline in the cost of interest-bearing liabilities. As short-term interest rates increased beginning in June 2004, earnings assets and funding sources tied to these short-term rates rose compared to yields seen during 2003. For example, in 2004 these included taxable securities, other overnight investments, and savings and demand deposits. However, longer-term earning assets and long-term funding sources continued to mature at lower rates during 2004, decreasing yields. Although the volume of additional earning assets added $1,522 to net interest income during 2004, approximately 37% of this benefit was lost to declines in net interest margin.

During 2003, the decline in earning asset yields was greater than the offsetting decline in the cost of interest-bearing liabilities as savings and other "core" customer deposits had already repriced to near their floor during 2002. Conversely, longer-term loans matured and refinanced at continually lower rates, decreasing net interest margin during 2003. Although the volume of additional earning assets added $1,715 to net interest income during 2003, nearly 70% of this benefit was lost to declines in net interest margin. The following table outlines the change in yields during the three years ended December 31, 2005.

TABLE 5:  YIELD ON EARNING ASSETS

Year ended December 31,                        2005              2004             2003
                                        Yield      Change  Yield     Change  Yield  Change
Yield on earning assets                  5.80%     0.21%   5.59%    -0.32%  5.91%   -0.82%
Effective rate on all liabilities as
  a percent of earning assets            2.57%     0.58%   1.99%    -0.17%  2.16%   -0.62%

Net yield on earning assets              3.23%    -0.37%   3.60%    -0.15%  3.75%   -0.20%

NONINTEREST INCOME

As shown in Table 7, during 2005, PSB noninterest income increased $345 primarily from a $160 increase in cash surrender value of life insurance contracts purchased during early 2005, a gain on sale of Pulse ATM stock of $78, and an increase in retail investment sales commissions of $183. Absent these items, noninterest income declined $76 primarily from $46 lower service fee income. Other operating income increased $99 led by an increase of $34 in merchant banking income. Management believes other fee based income to be an important component of future earnings as the net interest margin on traditional loan and deposit products declines due to increased financial services competition.
                                       20
During 2004, PSB noninterest income from deposit service fees, sale of mortgage loans, and other income declined relative to net interest income as mortgage banking income declined, reversing a trend seen in 2003 and 2002 which had large increases in mortgage banking income. Mortgage banking income on sale of mortgages to secondary market investors was the primary reason for net income growth during 2003 and 2002, and was a factor in the decline in net income during 2005 and 2004 compared to these periods. The following common size income statements present the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2005.

TABLE 6:  SUMMARY OF EARNINGS AS A PERCENT OF NET INTEREST INCOME

                                                  2005     2004     2003    2002     2001
Net interest income                              100.0%   100.0%  100.0%   100.0%   100.0%
Provision for loan losses                          1.1%     6.1%    6.3%     8.8%     8.1%

Net interest income after loan loss provision     98.9%    93.9%   93.7%    91.2%    91.9%
Total noninterest income                          24.6%    22.2%   31.2%    24.1%    18.8%
Total noninterest expenses                        78.2%    77.9%   70.9%    65.1%    66.7%

Net income before income taxes                    45.3%    38.2%   54.0%    50.2%    44.0%
Provision for income taxes                        14.4%    13.2%   17.4%    15.7%    13.3%

Net income                                        30.9%    25.0%   36.6%    34.5%    30.7%

2005 service fee income declined $46 due primarily to a decline in commercial deposit service fee income of $65, or 17.7%. During 2005, commercial service fees were reduced on certain accounts to provide more competitive products as part of a strategic plan to increase the level of commercial demand deposits. During 2005 average commercial demand deposits did increase $2,131, or 6.4% after experiencing just 1.6% growth during 2004. PSB had expected to increase service fee income during 2005 from fees on new treasury management products. However, customer treasury management fees have not yet substantially increased income.

During 2004, service fees declined $48 from that in 2003 due again to a decline in commercial account service charges of $48, or 11.6%. Mortgage banking declined $866, or 49.0% during 2004 compared to 2003 as mortgage refinancing activity ceased as falling long-term mortgage rates stabilized. Separate from these items, 2004 noninterest income declined $74 due to a one-time gain on curtailment of a post-retirement benefit plan of $131 during 2003.

During 2003, the impact of the gain on sale of mortgages and some nonrecurring income items were significant contributors to the increase in 2003 net income over 2002. Although the continued decline in market interest rates decreased average net interest margin as described previously, low mortgage rates encouraged homeowners to refinance their mortgages generating significant fee income for PSB, offsetting lost interest margin on loans retained on PSB's balance sheet. However, because this activity was in response to falling interest rates, management did not expect such level of mortgage fee income to continue after 2003. A detailed analysis of noninterest income relative to net income before income taxes follows to highlight the impact of these items on income.
                                       21

TABLE 7:  NONINTEREST INCOME

Years Ended December 31,                              2005              2004             2003
                                                % of pre-tax     % of pre-tax       % of pre-tax
                                          Amount    income   Amount  income   Amount   income
Service fees                              $1,188    18.63%   $1,234  22.93%  $1,282    18.04%
Mortgage banking income                      880    13.80%      901  16.74%   1,767    24.87%
Retail investment sales commissions          610     9.57%      427   7.93%     351     4.94%
Increase in cash surrender value of
  life insurance                             160     2.51%        -   0.00%       -     0.00%
Insurance annuity sales commissions           38     0.60%       41   0.76%      63     0.89%
Net gain on sale of securities                 6     0.09%       97   1.80%      80     1.13%
Net gain (loss) on sale of foreclosed
  property                                    (1)   -0.02%       29   0.54%      (9)   -0.13%
Gain on disposal of premises and
  equipment                                    2     0.03%        3   0.06%       -     0.00%
Gain on sale of non-mortgage loans            17     0.27%        -   0.00%      62     0.87%
Gain on sale of Pulse ATM stock               78     1.22%        -   0.00%       -     0.00%
Gain on curtailment of post-retirement
  benefit plan                                 -     0.00%        -   0.00%     131     1.84%
Other operating income                       490     7.68%      391   7.26%     384     5.40%

Total noninterest income                  $3,468    54.38%   $3,123  58.03%  $4,111    57.85%

PSB serviced $169,708 and $160,225 of residential real estate loans which have been sold to the FHLB under the Mortgage Partnership Finance Program ("MPF") at December 31, 2005 and 2004, respectively. A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB. As a FHLB MPF loan servicer, PSB is also paid a "credit enhancement" fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB. See "Off Balance Sheet Arrangements."

PSB recognizes a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB. Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of PSB's mortgage servicing right accounting policies. The table below summarizes the components of PSB's mortgage banking income for the three years ending December 31, 2005.

TABLE 8:  MORTGAGE BANKING INCOME

Years ending December 31,                         2005        2004       2003
Cash gain on sale of mortgage loans            $  312      $  363      $1,229
Originated mortgage servicing rights              269         334         792

Gain on sale of mortgage loans                    581         697       2,021

Mortgage servicing fee income                     415         396         325
FHLB credit enhancement fee income                112         117          96
Amortization of mortgage servicing rights        (235)       (293)       (700)
Change in servicing right valuation allowance       7         (16)         25

Loan servicing fee income, net                    299         204        (254)

Mortgage banking income                        $  880      $  901      $1,767

TABLE 9:  FHLB MORTGAGE PARTNERSHIP FINANCING (MPF) PROGRAM SERVICING

                                                   PSB Credit       FHLB       Mortgage
                                        Principal Enhancement  Funded First   Servicing
As of December 31, 2005                 Serviced   Guarantee   Loss Account  Right, net
MPF 100 Program (agent program)         $100,186    $   499        $2,494       $455
MPF125 Program (closed loan program)      69,522        633           805        425

Total FHLB MPF serviced loans           $169,708     $1,132        $3,299       $880

FHLB MPF Program elements as a percentage of principal serviced:

As of December 31, 2005:            MPF 100   MPF 125
PSB credit enhancement guarantee     0.50%     0.91%
FHLB funded first loss account       2.49%     1.16%
Mortgage servicing right, net        0.45%     0.61%

NONINTEREST EXPENSE

Noninterest expenses year over year continue to increase growing .6% during 2005, 17.4% during 2004, and 13.7% during 2003. However, 2004 included a special charge for loss on abandonment of premises and equipment related to the razing of the former home office building and closure of a grocery store branch in Rhinelander following establishment of a separate stand alone branch near the same location. Excluding this loss on abandonment, 2005 noninterest expense increased 4.2% over 2004, and 2004 noninterest expense increased 13.3% over 2003.

The 2005 efficiency ratio improved to 60.80% compared to 2004 ratio of 61.70%. In 2004, noninterest expense grew faster than income, thereby unfavorably increasing the efficiency ratio compared to the 2003 efficiency ratio of

52.46%. However, the 2004 efficiency ratio before the non-recurring loss on abandonment of premises and equipment was 59.56% compared to 60.80% in 2005, and 52.46% during
                                       23
2003. Other factors resulting in the less favorable efficiency ratio during 2005 and 2004 compared to 2003 were the large decline in mortgage banking income and slower net interest income growth relative to growth in operating expenses. As PSB invests in new branch facilities and personnel (as occurred during 2005 and 2004), future years will have a significantly higher fixed cost structure than in prior years.

During 2003 and 2002, increases in noninterest expenses were offset by increases in net interest income and other income of similar amounts so that PSB's efficiency ratio was 50.68% in 2002 and 52.46% in 2003. Salaries and employee benefits showed the greatest increase relative to net interest income and other income during 2003.

The table below outlines in detail noninterest expenses for the three years ending December 31, 2005.

TABLE 10:  NONINTEREST EXPENSE

Years Ended December 31,                                 2005                 2004                2003
                                                        % of net            % of net            % of net
                                                         margin              margin              margin
                                                        & other              & other            & other
                                               Amount    income(1)  Amount   income(1) Amount  income(1)
Wages, except incentive compensation        $  5,577      30.72%  $  5,059   28.44% $ 4,476    25.11%
Incentive compensation                           135       0.74%       157    0.88%     466     2.61%
Deferred loan origination costs                 (659)     -3.63%      (306)  -1.72%    (259)   -1.45%
Health insurance                                 516       2.84%       389    2.19%     377     2.12%
Profit sharing and retirement plan expense       315       1.73%       313    1.76%     327     1.83%
Deferred compensation plan expense               127       0.70%        18    0.10%       8     0.04%
Post-retirement health care benefits plan          8       0.04%        26    0.15%      62     0.35%
Payroll taxes and other employee benefits        591       3.25%       533    3.00%     495     2.78%

Total salaries and employee benefits           6,610      36.39%     6,189   34.80%   5,952    33.39%
Occupancy expense                              1,767       9.73%     1,609    9.04%   1,127     6.32%
Loss on abandonment of premises and
  equipment                                        -       0.00%       379    2.13%       -     0.00%
Data processing and other office operations      741       4.08%       655    3.68%     547     3.07%
Advertising and promotion                        287       1.58%       263    1.48%     172     0.96%
Directors fees and benefits                      225       1.24%       254    1.43%     270     1.51%
Legal and professional expenses                  230       1.27%       316    1.78%     290     1.63%
Write-off (recovery) of collection expenses     (101)     -0.56%       127    0.71%       -     0.00%
Other expenses                                 1,281       7.07%     1,183    6.65%     993     5.58%

Total noninterest expense                    $11,040      60.80%   $10,975   61.70% $ 9,351    52.46%

(1) Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

The average number of full time equivalent employees ("FTE") was 138, 126, and 119 in 2005, 2004, and 2003, respectively. Average base wages per FTE were approximately $40,400, $40,100, and $37,600 in 2005, 2004, and 2003,
respectively, increasing .7% during 2005 and 6.6% during 2004.

During 2005, health insurance expense increased $127 or 32.6% from both higher individual stop loss limits under the self-insured plan and greater plan claims. Deferred loan origination costs increased
                                       24
substantially as PSB adopted a new automated method to account for net loan origination fees and costs in accordance with Statement of Financial Accounting Standard No. 91. Although greater net costs were deferred, amortization of these costs also accelerated, resulting in an increase in net deferred loan costs of $66 during 2005 compared to $52 during 2004.

As a method to retain key employees with PSB, a deferred compensation program was initiated during 2005. PSB deferred compensation plan contributions increased $109 to $127 during 2005 under the new plan provisions. See Item 8,
Note 11 of Notes to Consolidated Financial Statements.

During 2005 and 2004, PSB invested in new branch facilities in Minocqua, Wausau (home office), and Weston, Wisconsin in addition to technology investments in image capture and transport, and a new on-line retail and commercial on-line banking product. These investments continue to increase ongoing occupancy and data processing costs. Occupancy costs increased 9.8% and 42.8% in 2005 and 2004, respectively. Data processing and other office operations costs increased 13.1% and 19.7% in 2005 and 2004, respectively. During 2005, PSB introduced a new internet based home banking and commercial treasury management system which contributed to increased data processing costs. Past and future technology investments are expected to continue to increase data processing costs during 2006.

During 2004, separate from the increase in base pay, salaries and employee expense declined $346 compared to 2003 due primarily to lower incentive compensation and profit sharing expenses of $323. PSB offers employees an incentive compensation program based on achievement of the bank's net income requirements and achievement of department and individual goals. In addition, PSB's profit sharing contribution to the qualified employee retirement plan is a percentage of net income before income taxes. During 2003 and 2002, the highest levels of incentive compensation were paid. However, incentive compensation is variable, and declined during 2004 and was stable in 2005 due to a lower level of profitability compared to expectations. Should final net income meet budgeted expectations for 2006, incentive compensation expense is expected to increase compared to 2005 and 2004.

During 2004, occupancy expenses increased $482, or 42.8% due to $254 in additional premises and equipment depreciation expense, one-time charges for moving into the new home office of $23, and settlement, in the amount of $52, of a sales tax audit related largely to premises and equipment investment and maintenance. All other increases to occupancy expense totaled $153, an increase of 13.6%. PSB occupied a new home office and principal customer financial center on June 28, 2004, placing into service the 32,000 square foot $4.8 million dollar facility (including furniture and equipment). Abandonment of the old main office (the building was razed) located on the same property generated a cumulative one-time charge to operations of $329 ($199 after tax benefits). During December 2004, PSB closed its grocery store branch located in Rhinelander, Wisconsin. In accordance with the lease agreement, PSB accrued $50 for costs to remove leasehold improvements in accordance with the lease agreement as a loss on abandonment of premises and equipment. Following the decision to close the Rhinelander grocery store branch, depreciation of remaining leasehold improvements was accelerated to the date of closing, adding approximately $115 of additional depreciation expense during 2004 that had originally been allocated to future years.

Other noninterest expenses during 2004 include $127 of collection fees written off in response to regulatory requirements to account for collection fees as expense until collected, despite PSB's expectation that these fees will be collected from the borrower in the future as part of the loan agreement or from SBA loan guarantee reimbursements. PSB now accounts for collection expenses when paid, and credits future reimbursements of such expenses when received. During 2005, a past collection fee expense of $101 was recovered, which reduced noninterest expenses.
                                       25
Advertising and promotion expenses declined during 2003 as PSB took much of its advertising and design work in-house. In addition, PSB updated the bank logo and other media for a change in brand during 2002, which increased nonrecurring expenses during that year. With the opening of two new branch locations and a new administrative home office during 2004, advertising and promotion increased to capitalize on these new initiatives and market exposure.

Directors' fees and benefits increased during 2003 due to an increase in fees effective January 1, 2003. Increases to the director fees schedule are infrequent and the 2003 increase was the first in several years.

PSB formed Peoples Insurance Services LLC (the "Agency") during September 2003 as a start up commercial property and casualty insurance agency that operated as a division of Peoples State Bank. Following two years of operation, the book of insurance business was sold to an unrelated insurance agency in exchange for future servicing of existing customers following ongoing losses in excess of expectations. The Agency incurred net losses (after tax benefits) from operations (excluding inter-company cost allocations for rent, management fees, and interest expense) was $66, $129, and $39 during 2005, 2004, and 2003, respectively.

PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions, and loss exposure by loan category. Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $160 in 2005 compared to $855 in 2004 and $835 in 2003.

A reduction in the provision for loan losses during 2005 compared to prior years was a significant contributor to increased 2005 net income. The reduction in provision was due to an improvement in credit quality, a decline in the pace of net loan growth, and favorable resolution of a significant long-term problem loan for which specific reserves had been provided in previous years.

Non-performing loans relative to total loans and total assets continued to decline during 2005 compared to 2004 and 2003. See additional discussion under this Item 7 in the section titled "Allowance for Loan Losses." In addition, nearly 65% of the $28,511 net increase in gross loans receivable during 2005 was categorized internally as having above average commercial credit quality, or as retail non-problem residential mortgages. A majority of these high credit loans originated as part of PSB's commercial and treasury management strategic growth initiative and were made to large local companies with strong operating cash flow and/or having strong guarantors.

Gross loans increased $40,205 during 2004 and $48,702 during 2003 compared to $28,511 in 2005, requiring greater reserve provisions to accommodate larger new loan growth during 2004 and 2003.

During 2005, PSB also received repayment of a long-time problem loan for which $160 in specific loss reserves had previously been allocated. This specific reserve was taken back into income upon loan payoff without loss of principal. PSB does not expect all these favorable conditions to recur next year and anticipates increased provision for loan losses during 2006.
                                       26
INCOME TAXES

The effective tax rate was 31.9% in 2005, 34.5% in 2004, and 32.4% in 2003.
The increase in the 2004 effective rate was due to a Wisconsin state income tax settlement totaling $150 (after federal tax benefits) regarding operations of the Nevada investment subsidiary. Excluding this one-time charge, the effective rate would have been 31.7%. During 2005, tax-exempt income from bank owned life insurance and tax exempt municipal income kept the 2005 effective rate near 2004 levels. During 2004, PSB earned a greater portion of tax-exempt income on municipal securities relative to total income compared to prior years, reducing the effective tax rate. See Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional tax information.

As described in Note 13 of the Notes to Consolidated Financial Statements, PSB's open tax returns are under audit by the Internal Revenue Service in connection with PSB Investments, Inc. activities. PSB has petitioned the United States Tax Court to review the case. Initial court proceedings are expected to occur during 2006. PSB believes it has calculated and paid appropriate income taxes in all cases in accordance with written tax code and regulations. Through November 15, 2005, PSB has been assessed approximately $184 in taxes, interest, and penalties for the tax years ending 1999 through 2002 as a result of the IRS audit.

BALANCE SHEET CHANGES AND ANALYSIS

Summary balance sheets for the five years ended December 31, 2005 are presented in Item 6 to this Annual Report on Form 10-K. Total asset growth was 11.2%, 11.3%, and 10.1% during the years ended December 31, 2005, 2004, and 2003, respectively. Presented in the table below is a summary balance sheet for the five years ended as of December 31, 2005 as a percentage of total assets.

TABLE 11:  SUMMARY BALANCE SHEET AS A PERCENT OF TOTAL ASSETS

As of December 31,                           2005    2004     2003     2002     2001
Cash and cash equivalents                    5.3%    5.1%     4.6%     5.8%     7.4%
Securities                                  16.1%   15.1%    17.7%    21.8%    20.5%
Total loans receivable, net of allowance    73.6%   75.6%    74.4%    68.9%    68.7%
Premises and equipment, net                  2.5%    2.7%     1.9%     1.7%     1.4%
Bank owned life insurance                    0.9%    0.0%     0.0%     0.0%     0.0%
Other assets                                 1.6%    1.5%     1.4%     1.8%     2.0%

Total assets                               100.0%  100.0%   100.0%   100.0%   100.0%

Total deposits                              79.1%   78.7%    77.4%    80.2%    79.5%
FHLB advances                               10.7%   11.4%    11.5%    10.2%    11.0%
Other borrowings                             0.9%    1.9%     2.6%     0.9%     1.3%
Junior subordinated debentures               1.5%    0.0%     0.0%     0.0%     0.0%
Other liabilities                            0.8%    0.6%     0.6%     0.8%     0.8%
Stockholders' equity                         7.0%    7.4%     7.9%     7.9%     7.4%

Total liabilities and stockholders' equity 100.0%  100.0%   100.0%   100.0%   100.0%

Commercial, industrial, and commercial real estate loan principal increased during 2005, although the majority of the increase occurred during the first six months of 2005. Total commercial purpose loans (including closed-end and disbursed construction commercial real estate loans) increased $24,676 during
                                       27
2005, or 48% of total asset growth. Growth in securities and the investment in bank owned life insurance was $17,412 or 34% of total asset growth. Demand deposits, savings, and jumbo brokered certificates increased $42,872 and funded 84% of total asset growth during 2005.

Equity capital as a percentage of total assets declined during 2005 to the lowest level of the past five years as asset growth outpaced retained income growth. However, regulatory capital levels increased substantially during 2005 via issuance of trust preferred securities categorized as junior subordinated debentures on the balance sheet.

During 2004 and 2003, the asset mix increased in loans receivable but decreased in securities held. Investment in premises and equipment also increased with a new home office and a full service branch facility added during 2004.

At December 31, 2004, deposits increased slightly as a funding source of assets after declining during 2003 when PSB increased reliance on FHLB advances and other borrowings (primarily repurchase agreements) to fund asset growth. However, deposits include a greater amount of wholesale market broker certificates of deposit at December 31, 2005, 2004, and 2003 than in prior years. The table below presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2005.

TABLE 12:  MIX OF AVERAGE INTEREST EARNING ASSETS AND AVERAGE INTEREST BEARING
LIABILITIES

Year ended December 31,                      2005         2004          2003
Loans                                       81.1%         80.8%        77.2%
Taxable securities                          10.9%         11.6%        14.2%
Tax-exempt securities                        5.4%          6.1%         6.2%
FHLB stock                                   0.7%          0.7%         0.6%
Other                                        1.9%          0.8%         1.8%

Total interest earning assets              100.0%        100.0%       100.0%

Savings and demand deposits                 17.8%         15.3%        13.4%
Money market deposits                       17.8%         19.2%        23.0%
Time deposits                               47.9%         48.3%        47.8%
FHLB advances                               13.3%         13.8%        12.8%
Other borrowings                             2.2%          3.4%         3.0%
Junior subordinated debentures               1.0%          0.0%         0.0%

Total interest bearing liabilities         100.0%        100.0%       100.0%

The structure of PSB's average earning assets changed little during 2005 with a slightly greater emphasis on loans and reduction in securities. However, PSB's average funding structure became more weighted toward savings and demand deposits, specifically local government and municipality high yield NOW accounts with a reduction in money market deposits and other borrowings.

During 2004 and 2003, the growth in loans as a percentage of the earning assets mix was funded in part by a change in the mix of securities and reduction in overnight federal funds sold (other earning assets). During the past several years, a greater portion of interest bearing liabilities have been from savings and
                                       28
demand deposits while money market balances have declined as market rates for the product fell prior to 2005.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide PSB with adequate liquidity, flexible asset/liability management, and a source of stable income. At December 31, 2005, all securities are classified as available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. The investment portfolio represented 16.3%, 17.7%, and 20.4% of average earning assets in 2005, 2004, and 2003, respectively. The following table presents the fair value and amortized cost of securities held by PSB at December 31, 2005, 2004, and 2003.

TABLE 13:  INVESTMENT SECURITIES DISTRIBUTION

As of December 31,                                2005            2004                2003
                                             Fair       % of     Fair     % of      Fair      % of
                                             Value   Portfolio   Value  Portfolio   Value  Portfolio
U.S. Treasury securities and obligations
  of U.S. government agencies               $23,235   28.51%    $ 7,771   11.28%   $12,148  16.76%
Obligations of states and political
  subdivisions                               26,170   32.11%     24,883   36.12%    24,664  34.03%
Mortgage backed securities                    6,784    8.32%      6,141    8.91%     7,979  11.01%
Collateralized mortgage obligations          23,014   28.24%     27,801   40.35%    25,383  35.03%
Trust preferred securities                    2,250    2.76%      2,250    3.27%     2,250   3.10%
Other equity securities                          48    0.06%         48    0.07%        48   0.07%

Total                                       $81,501  100.00%    $68,894  100.00%   $72,472 100.00%

During 2005, short-term market interest rates rose greater than longer-term rates, with market expectations of continued short-term rate increases during 2006. In light of this rising rate environment, PSB generally purchased securities with final maturities less than five years, and allocated fewer new purchases to securities with extension risk such as mortgage backed securities and collateralized mortgage obligations ("CMOs"). The U. S. government agency allocation grew substantially through purchase of securities with final maturities generally less than 5 years containing either one-time or recurring issuer call options. Due to a flattening yield curve, mid-term agency securities with issuer call options offered rising yields in excess of those available with longer-term bullet maturity structures. At December 31, 2005, approximately 43% of the U. S. agency portfolio consisted of securities without issuer call options or securities with a final call option within one year where the likelihood of the issuer call is considered remote.

During 2005, taxable security yields increased .17% to 3.97% as short term and intermediate term interest rates increased. However, longer term market rates continue to be stable and the long-term tax-exempt securities portfolio yield was stable at 6.03% tax adjusted. Because PSB maintains an investment "ladder" of maturities in its municipal portfolio, current maturities continue to be reinvested at lower rates, gradually reducing the tax adjusted yield on municipal securities. The municipal security yield is expected to continue to decline slightly during 2006 even as current market interest rates increase.

During 2004, PSB continued investment in tax-exempt securities due to steepness in the yield curve and greater tax effected returns available. Also due to the steepness of the market interest rate yield curve
                                       29
during 2003, PSB reinvested some of the CMO security prepayment proceeds in additional long-term municipal securities to gain higher tax advantaged yields.

During 2004, a number of U.S. government agency securities were called (without re-investment) or sold to fund loan growth, as part of a pro-active asset-liability management strategy. Against a market expectation of higher security yields in 2005, some lower yielding securities were sold and re-invested in higher coupon loans receivable. See Item 8, Note 3 of the Notes to Consolidated Financial Statements, for additional information on security sales.

As market interest rates continued to fall during 2003, a large percentage of PSB's CMOs prepaid and PSB received large cash flows to be reinvested. These significant prepayments also required purchase premiums to be amortized against income much more quickly than anticipated when the CMO was purchased which contributed to declining yields. The yield on taxable securities, including CMOs, was 3.76% during 2003 compared to 5.27% during 2002.

During 2003, at the time CMO prepayments were accelerating, reinvestment rates for similar securities were at historic lows. As part of proactive asset-liability management, PSB chose to reinvest these CMO cash flows in 15 year fixed rate residential mortgages held on PSB's balance sheet. The program absorbed approximately $6 million of securities cash flow during 2003. Refer to the discussion of changes in loans for additional information on this temporary program.

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

TABLE 14:  INVESTMENT SECURITIES MATURITIES AND RATES

                                                              After one but     After five but
                                         Within one year    within five years  within ten years  After ten years
As of December 31, 2005                   Amount  Yield     Amount    Yield   Amount    Yield    Amount   Yield
U.S. Treasury securities and obligations
  of U.S. government agencies            $4,220   3.90%    $19,015    4.17%

Obligations of states and
  political subdivisions(1)              $1,804   6.77%    $10,839    6.47%  $13,527    5.39%

Mortgage backed securities                                   6,126    4.46%      658    4.82%

Collateralized mortgage obligations       2,054   3.48%     20,960    3.88%

Non-rated trust preferred securities                                           2,250    7.22%

Other equity securities                      48  29.47%

Totals                                   $8,126   4.55%    $56,940   4.53%   $14,185    5.36%   2,250   7.22%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2005 and 2004, PSB's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Securities with an approximate carrying value (fair value) of $22,950, $27,982, and $17,994 at December 31, 2005, 2004, and 2003, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law. The substantial increase in securities pledged from 2003 to 2004 was due to the increase in local governmental and municipal funds in excess of insured limits obtained by PSB during 2004.

The market value of the investment portfolio as a percentage of book value has been impacted by perceived and actual increases in short- to mid-term interest rates during the past two years. Increases in current market rates decrease the market value of a portfolio of fixed rate securities held. At December 31, 2005, market value was 99.0% of book value compared to 100.8% of book value at December 31, 2004 and 101.8% of book value at December 31, 2003. The net unrealized loss on securities available for sale, recorded as a separate component of stockholders' equity, was $542, net of deferred taxes of $312 at December 31, 2005 compared to an unrealized gain of $384 net of deferred income taxes of $195 at December 31, 2004. Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations. Management believes investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expects to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to PSB's interest rate risk and return profile.

As a member of the FHLB system, PSB is required to hold stock in the FHLB based on total assets and anticipated level of long-term borrowings to be advanced to its bank subsidiary. This stock has a purchase cost and par value of $100 per share. The stock is recorded at cost which approximates market value.

Transfer of the stock is substantially restricted. The FHLB pays dividends in both cash and additional shares of stock. During the three years ended December 31, 2005, FHLB dividends have been in the form of additional shares of stock. In accordance with industry accounting conventions, PSB records FHLB
                                       31
dividends in the form of stock as income in the year received. The average dividend rate paid to PSB on FHLB stock was 5.48%, 5.87%, and 6.46% in 2005, 2004, and 2003, respectively. Due to limitations on future dividends recently announced by the FHLB, management expects the yield on FHLB stock to decline during 2006 to a level between 3.00% and 3.50%. The FHLB system banks have been criticized recently by federal regulators and required to submit capital plans and register their capital stock with the Securities and Exchange Commission. Due to this heightened level of regulatory oversight and in recognition of stock transfer restrictions, PSB's investment in FHLB stock has been evaluated for impairment and will be evaluated annually in the future.

LOANS RECEIVABLE

Total loans as presented in the following table include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end. Total loans receivable as presented in the table below increased 8.5%, 13.2%, and 18.6% at December 31, 2005, 2004, and 2003, respectively. During 2005, loan growth was predominantly in the commercial and industrial category as PSB sought larger local commercial customers as part of the strategic initiative in the commercial lending and treasury management area. During 2005, loan growth occurred predominantly in the PSB home market in Marathon County, Wisconsin.

During 2004, the majority of growth was split between commercial real estate and residential real estate mortgages. During 2003, the majority of this growth also came from additional real estate loans, both commercial real estate and residential 15 year fixed rate first mortgages that fit into PSB's asset-liability management plans. During 2004, loan growth was widespread over all branch locations, while in 2003, approximately $23 million of PSB's $50 million in total 2003 growth was originated by PSB's new Rhinelander, Wisconsin branch location which opened during August 2002.

TABLE 15:  LOAN COMPOSITION

As of December 31,              2005               2004            2003             2002              2001
                                     % of             % of             % of              % of               % of
                           Amount   Total  Amount    Total   Amount    Total    Amount   Total    Amount   Total
Commercial,
industrial, municipal
and agricultural         $ 86,070  22.18% $ 72,456  20.25%  $ 66,934   21.17%  $ 64,527  24.21%  $64,503  26.38%

Commercial real
estate mortgage           149,538  38.53%  145,856  40.77%   128,290   40.58%   102,238  38.35%   84,150  34.41%

Real estate construction
(commercial and
residential)               46,259  11.92%   38,308  10.71%    37,639   11.91%    26,052   9.77%   15,609   6.38%

Residential real
estate mortgage            87,205  22.47%   82,696  23.11%    66,065   20.90%    55,078  20.66%   61,787  25.27%

Residential real estate
mortgage held for sale         -    0.00%      342   0.10%       207    0.07%       949   0.36%    1,403   0.57%

Residential real
estate home equity         13,058   3.37%   11,620   3.25%     9,252    2.93%     7,274   2.73%    4,576   1.87%

Consumer and
individual                  5,919   1.53%    6,482   1.81%     7,728    2.44%    10,439   3.92%   12,522   5.12%

Totals                   $388,049 100.00% $357,760 100.00%  $316,115  100.00%  $266,557 100.00% $244,550 100.00%

Commercial real estate growth drove PSB loan growth for several years prior to 2005. However, growth in the commercial real estate category has stabilized, while commercial and industrial loans continue to increase from a focus on this customer segment. PSB hired an additional experienced commercial lender late in 2004 to lead the treasury management initiative for PSB and expects commercial loan principal to experience continued growth. However, many of the these relationships are expected to carry large aggregate loan balances secured by the customer's operating cash flow in connection with a line of credit tied to treasury management services. This type of lending requires a more sophisticated initial and ongoing credit analysis and could increase the relative size of individual loan charge-offs in the event of a problem loan. Average commercial and industrial and commercial real estate loan principal balances, excluding unused lines of credit, were $230 as of December 31, 2005.

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space. PSB has little lending activity for agricultural purposes. Management of PSB is involved in the communities served by PSB and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development. Based on this knowledge, PSB offers flexible terms and efficient approvals which have allowed it to make inroads in this type of lending.

Residential mortgage lending retained in-house increased during 2005 primarily from rising long-term secondary market rates relative to PSB's 1, 2, and 3 year balloon products making such in-house balloon
                                       33
products more competitive versus secondary market rates. In addition, PSB retains second mortgage loans on certain high value homes requiring total financing above the conforming secondary market limit after selling the first mortgage into the secondary market. These second mortgages generally carry balloon payment terms of five years or less. During 2004, a residential loan program aimed at high value vacation homes in the Wisconsin Northwoods in connection with a new branch location increased the amount of loans held in-house.

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

In addition to residential real estate loans retained by PSB and recognized on the balance sheet, PSB also serviced $169,708 at December 31, 2005, and $160,225 at December 31, 2004 of residential real estate loans which have been sold to the FHLB under the MPF. As part of the asset/liability and interest rate sensitivity management strategy, PSB generally does not retain long-term 15 to 30 year fixed rate mortgages in its own portfolio. These serviced loans are not recognized on PSB's balance sheet.

Real estate construction loans grew $7,951, or 20.8% during 2005 compared to growth of $669, or 1.8% during 2004. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. PSB retains permanent financing on these projects following completion of construction in a majority of cases.

Installment loans include short-term personal loans, automobile loans, recreational vehicle loans, and credit card loans. PSB experiences extensive competition from local credit unions offering low rates on installment loans and has directed resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending during the past several years. However, due to income tax advantages, many customers appeared to borrow on a tax deductible home equity line of credit for many purposes formerly funded by a consumer installment loan. Total home equity and installment loans were $18,977, $18,102, and $16,980 at December 31, 2005, 2004, and 2003, respectively.

The following table categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2005, no concentrations existed in PSB's portfolio in excess of 10% of total loans.
                                       34

TABLE 16:  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

                                                           Loan Maturity
As of December 31, 2005:                        One year    Over one year      Over
                                                or less    to five years   five years
Commercial, industrial, municipal
   and agricultural                           $  49,575      $  35,829    $     666
Commercial real estate mortgage                  62,382         77,388        9,768
Real estate construction                         46,259
Residential real estate mortgage                 26,143         36,997       24,065
Residential real estate mortgage held for sale        -              -            -
Residential real estate home equity              13,058              -            -
Consumer and individual                           2,910          2,769          240

Totals                                         $200,327       $152,983      $34,739

Fixed rate                                                    $145,595      $34,739
Variable rate                                                    7,388            -

Totals                                                        $152,983      $34,739

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. During 2005, provisions to the allowance for loan losses were greatly reduced, for reasons outlined earlier under the section "Provision for Loan Losses." The reduced provision lowered the allowance for loan losses to 1.11% of loans from 1.19% of loans as of December 31, 2004 despite lower net charge-offs during 2005. As of December 31, 2005, the allowance for loan losses as a percentage of nonperforming loans was 150.6% compared to 148.3%, at December 31, 2004. In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

During 2004, the allowance for loan losses increased as net loan charge-offs declined significantly compared to the prior year, while provisions increased slightly. During 2003 the allowance for loan losses as a percentage of gross loans declined due to an improvement in portfolio quality and charge-off of a significant problem loan identified during 2002.

TABLE 17:  LOAN LOSS EXPERIENCE

Years ended December 31                         2005        2004        2003        2002        2001
Average balance of loans for period          $368,626    $329,133    $282,006    $249,247    $226,819

Allowance for loan losses at
  beginning of year                            $4,157      $3,536      $3,158      $2,969      $2,407

Loans charged off:
Commercial, industrial, municipal,
  and agricultural                                 55         116         243         628         148
Commercial real estate mortgage                     -           -           -           -           -
Residential real estate mortgage                   61          85         170         201          75
Consumer and individual                            54          65         109         156         107

Total charge-offs                                 170         266         522         985         330

Recoveries on loans previously charged-off:
Commercial, industrial, municipal,
  and agricultural                                 24           1          44          33           1
Commercial real estate mortgage                     -           -           -           -           -
Residential real estate mortgage                    -          10           5           6           -
Consumer and individual                             9          21          16          25           1

Total recoveries                                   33          32          65          64           2

Net loans charged-off                             137         234         457         921         328
Provision for loan losses                         160         855         835       1,110         890

Allowance for loan losses at
end of year                                    $4,180      $4,157      $3,536      $3,158      $2,969

Ratio of net charge-offs
during the year to average loans                 0.04%       0.07%       0.16%       0.37%       0.14%

Ratio of allowance for loan losses
to loans receivable at end of year               1.11%       1.19%       1.15%       1.22%       1.24%

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

Net loans charged off declined to .04% of average loans during 2005 compared to ..07% in 2004 and .16% for 2003. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. During 2002, PSB was notified of the bankruptcy of a large commercial loan customer in which it was not the lead lender. Due to inadequate
                                       36
collateral protection, an additional $270 of loan loss provisions were recorded during 2002 to cover estimated principal losses not specifically identified and reserved previously. A charge-off of $376 was also recorded during 2002 on this relationship. During 2003, the remaining principal balance of $211 on this relationship (fully reserved in the allowance for loan losses at December 31, 2002) was charged off during 2003. Separate from these charge-offs, net charge-offs to average loans would have been .09% during 2003 and .22% during 2002.

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in the following table. The allocation methodology applied by PSB focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk and by loan type. PSB combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

TABLE 18:  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

As of December 31,                 2005            2004            2003            2002             2001
                                      % of            % of            % of              % of             % of
                            Dollar principal Dollar principal Dollar principal Dollar principal Dollar principal
Commercial, industrial,
 municipal, and agricultural $2,082  2.42%  $1,989  2.75%    $2,002   2.99%   $1,919   2.97%   $1,738  2.69%
Commercial real estate
  mortgage                    1,680  0.86%   1,635  0.89%     1,022   0.62%      569   0.45%      417  0.43%
Residential real estate
  mortgage                      170  0.17%     221  0.23%       205   0.27%      167   0.27%      174  0.26%
Consumer and individual          53  0.90%      62  0.96%        52   0.67%       72   0.69%       89  0.71%

Impaired loans                  195  8.72%     250 17.73%       255  15.67%      431  30.33%      551 26.09%
Unallocated                       -              -                -                -                -

Totals                       $4,180         $4,157           $3,536           $3,158           $2,969

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

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
                                       37

TABLE 19:  NONPERFORMING LOANS AND FORECLOSED ASSETS

As of December 31,                            2005      2004     2003        2002      2001
Nonaccrual loans not considered impaired    $1,058    $1,555    $1,898     $  750    $1,801
Nonaccrual impaired loans                    1,335       619     1,221      1,036     1,235
Accruing loans past due 90 days or more          -         -         -          -         -
Restructured loans                             382       628       216        647       999

Total non-performing loans                  $2,775    $2,802    $3,335     $2,433    $4,035

Foreclosed assets                           $  373    $    7    $   84     $  573    $  421

Impaired loans accruing income              $  902    $  791    $  406     $  385    $  877

Total non-performing loans as a percent
  of gross loans receivable                   0.74%     0.80%     1.08%      0.94%     1.68%

Nonperforming loans at December 31, 2005, decreased by $27 to $2,775 from $2,802 at December 31, 2004. Nonperforming loans to gross loans was .74% at December 31, 2005, compared to .80% at December 2004. PSB also tracks delinquencies on a contractual basis quarter to quarter since some problem loans currently making payments remain on non-accrual status until ongoing ability to repay according to the contract is shown. Loans contractually delinquent 30 days or more as a percentage of gross loans were .98% at December 2005 compared to .56% at December 2004 and .63% at December 2003. The increase in delinquencies at December 2005 involved two borrowers in separate industries in situations expected to be worked out during 2006 with minimal loss potential. Without these two borrowers, loans contractually delinquent 30 days or more as a percentage of gross loans would be .73% at December 2005.

Interest payments on nonaccrual and impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 2005 if all such loans had been current throughout the year in accordance with their original terms was $192 in comparison to $144 actually collected. The net reduction in interest income during 2004 and 2003 as a result of discontinuing the accrual of interest on loans that were delinquent for 90 days or more was $85 and $142, respectively.

OFF BALANCE SHEET ARRANGEMENTS

As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB. At December 31, 2005, the maximum obligation for such guarantees would be approximately $1,132 if total foreclosure losses on the entire pool of approximately $170 million loans exceeded $3,300. At December 31, 2004, the maximum obligation for such guarantees was approximately $743 if total foreclosure losses on the entire pool of approximately $160 million loans exceeded $2,951. In exchange for this guarantee, PSB is paid a "credit enhancement" fee. These first mortgage loans are underwritten using standardized criteria considered by management to be conservative on residential properties in PSB's local communities. Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool. The central and northern Wisconsin residential real estate market has not experienced the run-up in home values seen by other parts of the country. The average residential first mortgage originated by PSB under the
                                       38
FHLB program was approximately $133 in 2005 and $121 during 2004. Management does not expect to be significantly impacted by loss exposure if housing values drop from a substantial increase in future mortgage lending rates.

Under bank regulatory capital rules, this recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs was $673 at December 31, 2005. During 2006, as new loans continue to be originated under the new program, risk based capital needs will increase equal to additional recourse obligations. However, in light of the existing capital structure of PSB and anticipated activity in loan originations during 2006, management does not expect these capital requirements to impact operations in the near-term.

PSB is party to limited off balance sheet activity but did enter into a stand alone interest rate swap to convert fixed rate funding to variable during 2005. The $10 million interest rate swap had a 3.5 year term with an initial counterparty call after 1 year. Following the initial call option, the issuer has optional call options every 6 months until maturity. Under the arrangement, PSB pays floating rate funding equal to 30 day LIBOR less 2.5 basis points, and receives 4.25% fixed payments due on the hedged wholesale funding. Both the swap and wholesale funding are marked to fair value and were not fully effective during 2005. The impact to net income of ineffectiveness was insignificant during 2005. See Item 8, Note 14 of the Notes to Consolidated Financial Statements for additional derivative information.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 15 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

LIQUIDITY AND CAPITAL RESOURCES

PSB has experienced substantial internal asset growth during the past several years while maintaining similar equity capital relative to asset size. During 2005 and 2004, this growth was funded primarily by retail and large local depositors, while in 2003 this growth was funded primarily by wholesale depositors and FHLB advances. These sources of wholesale funding are limited both by the wholesale lender's ability to raise individual depositor funds and by internal policy limitations on aggregate exposure to use of such funds. Increased loans to customers have been the most significant use of these funds. The table below outlines in summary form the sources and uses of cash for the three years ending December 31, 2005. These sources and uses of funds and their impact on past and future growth is discussed in depth later in this analysis of liquidity.

TABLE 20:  SUMMARY SOURCES AND USES OF CASH

Year Ended December 31,                                                   2005      2004         2003
Cash flows from operating activities                                 $   5,912   $   4,864    $   7,348
Payment of dividends to stockholders and purchase of treasury stock     (1,596)     (1,662)      (1,551)

Operating cash flow retained by PSB                                      4,316       3,202        5,797
Additional financing received from retail and local depositors, net     27,086      36,633        9,995
Additional financing received from wholesale depositors, net            15,225       5,178        8,589
Proceeds from additional FHLB advances, net                              2,000       5,000        9,000
Proceeds from additional other borrowings, net                               -           -        7,173
Proceeds from issuance of junior subordinated debentures                 7,481           -            -
Proceeds from additional capital received from stockholders                 48          63            -

Cash flow retained from operations and financing before debt repayment  56,156      50,076       40,554
Repayment of other borrowings, net                                      (4,068)     (1,910)
Cash flow retained from operations and financing after debt repayment   52,088      48,166       40,554
Funds received from sale and maturities of investment securities, net        -       2,726        7,368
Proceeds from sale of nonmonetary assets                                    71          47          280

Cash flows available for investing activities                           52,159      50,939       48,202

Funds loaned to customers, net                                         (29,002)    (40,302)     (48,915)
Funds invested in securities, net                                      (14,166)          -            -
Funds used to purchase Federal Home Loan Bank stock                          -        (271)
Funds used to purchase bank-owned life insurance                        (4,645)          -            -
Capital expenditures                                                    (1,066)     (5,969)      (1,912)

Cash flows used in investing activities                                (48,879)    (46,542)     (50,827)

Net increase (decrease) in cash held at beginning of year            $   3,280   $   4,397   $   (2,625)
Cash and cash equivalents at beginning of year                          23,324      18,927       21,552

Cash and cash equivalents at end of year                             $  26,604   $  23,324   $   18,927

DEPOSITS

Core retail deposits are PSB's largest source of funds. PSB considers core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100. Core retail deposits represented 54.7%, 54.7%, and 55.7% of total assets as of December 31, 2005, 2004, and 2003, respectively. The rate of growth in average local deposits has increased steadily during the past three years and was 12.9% for 2005. This growth was driven in 2005 by large balance high yield municipal and individual accounts. PSB's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. To continue asset growth, deposit growth was supplemented by additional wholesale certificate of deposits (and additional FHLB advances). The following table outlines the average distribution of deposits during the three years ending December 31, 2005.

TABLE 21:  AVERAGE DEPOSITS DISTRIBUTION

Year Ended December 31,                 2005               2004              2003
                                           Interest           Interest           Interest
                                   Amount Rate paid  Amount  Rate paid  Amount  Rate paid
Noninterest bearing
  demand deposits                $ 53,285     n/a  $ 49,600    n/a   $ 46,876    n/a

Interest bearing demand
  and savings deposits             69,894   1.72%    52,982   0.70%    40,518    0.61%

Money market demand deposits       70,042   1.74%    66,494   0.92%    69,238    1.00%

Retail and local time deposits    122,769   3.29%   110,925   2.77%    99,851    3.19%

Wholesale time deposits            65,566   3.90%    56,042   3.09%    44,232    3.46%

Totals                           $381,556   2.36%  $336,043   1.72%  $300,715    1.88%

Average retail deposit growth       12.85%             9.17%             5.04%

Average total deposit growth        13.54%            11.75%             8.54%

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

During the past three years, average interest bearing demand and money market deposits increased due to new municipal and government agency deposits and high balance, high yield NOW accounts. During 2005, PSB committed greater resources to expand deposits from these types of customers. As of December 31, 2005, high yield deposits totaled approximately $52,270 compared to deposits of $28,066 at December 31, 2004. Sale of high yield deposits is led by the need to fund loan growth. If the pace of future loan growth declines, the level of high yield deposit growth seen during 2005 and 2004 may not be repeated during 2006. The emphasis on originating high balance, high yield NOW and MMDA accounts to municipalities and individuals contributed to the increase in yield paid on core deposit accounts, in addition to the market based increases in short-term rates during 2005. Total high yield NOW and MMDA accounts represented 87% of total core deposit growth during 2005.

Retail time deposits increased during 2005 and 2004 in part due to large local deposits collected under the "Certificate of Deposit Account Registry System" (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters.
Average balances of CDARS deposits were $8,864 during 2005, $5,022 during 2004, and $67 during 2003. PSB became a member of this program during 2003. For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings. However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail
                                       41
deposits since the terms of the account are set directly between PSB and its local customer on a retail basis. Accordingly, these deposits are included as "Retail time deposits $100 and over" in Table 20. Total CDARS deposits totaled $10,697 and $7,666 at December 31, 2005 and 2004, respectively. Other increases in retail and local time deposit average balances are from normal deposit collection activities and promotions.

During 2005, the average yield paid on wholesale time deposits compared to retail deposits increased substantially, while comparison of yield on those two products remained similar in 2003 and 2004. The 2005 increase is due to wholesale funding costs rising much faster than local retail costs. Typically wholesale costs move much more quickly than local deposit costs due to national market interest rate changes. Therefore, continued short-term rate pricing increases were reflected sooner in wholesale deposits increasing the spread over local deposit yields.

TABLE 22:  PERIOD-END DEPOSIT COMPOSITION

As of December 31,                                2005                   2004
                                             $          %            $          %
Non-interest bearing demand            $  61,345      15.3%    $  51,635      14.4%
Interest-bearing demand and savings       79,644      19.9%       64,574      18.0%
Money market deposits                     66,625      16.6%       68,666      19.2%
Retail time deposits less than $100       69,198      17.3%       63,993      17.8%

Total core deposits                      276,812      69.1%      248,868      69.4%
Retail time deposits $100 and over        54,601      13.6%       55,459      15.5%
Broker & national time deposits
  less than $100                           1,727       0.4%        4,594       1.3%
Broker & national time deposits $100
  and over                                67,396      16.9%       49,304      13.8%

Totals                                  $400,536     100.0%     $358,225     100.0%

TABLE 23:  CHANGE IN DEPOSIT COMPOSITION
                                                             % Change from prior yr
At December 31,                                    2005      2004     2005    2004
Total time deposits $100 and over               $121,997  $104,763   16.5%   33.4%
Total broker and national time deposits           69,123    53,898   28.2%   10.6%
Total retail time deposits                       123,799   119,452    3.6%   20.1%
Core deposits, including money market deposits   276,812   248,868   11.2%   9.3%

Large time deposits and wholesale broker deposits continue to grow and were 24.4% and 24.0% of total assets at December 31, 2005 and 2004, respectively. However, growth in retail time deposits and local "core" deposits accelerated compared to prior years and grew 11.2% during 2005. During late 2004, PSB created a new treasury management product team in part to organize collection of non-maturity deposits from municipalities and corporate cash management accounts and lessen reliance on large CD deposits as a primary funding source. PSB believes it has competitively priced deposit products in its local markets and actively promoted them during 2005.
                                       42
PSB policy allows broker funds to be used up to 20% of total assets. Available and unused broker deposits were approximately $32,109 and $37,097 at December 31, 2005 and 2004, respectively, under this policy. The table below outlines maturities of time deposits of $100 or more, including broker and retail time deposits. Management is aware of the potential volatility of broker deposits due to funds flowing out of the banking system and into other investment vehicles, and other factors, that could increase the incremental cost of obtaining these types of deposits. Broker deposits represent just one potential wholesale financing source in addition to FHLB advances and repurchase agreements.

TABLE 24:  MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100 OR MORE

At December 31, 2005                              Balance       Rate
3 months or less                                $    9,930     3.51%
Over 3 months through 6 months                    13,909       3.64%
Over 6 months through 12 months                   38,321       3.98%
Over 1 year through 5 years                       55,869       4.25%
Over 5 years                                       3,968       4.04%

Totals                                          $121,997       4.03%

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

TABLE 25:  LONG-TERM CONTRACTUAL OBLIGATIONS AT DECEMBER 31, 2005

                                                           Principal payments due by period
                                               Total    < 1 year  1-3 years  3-5 years > 5 years
Time deposits                                $192,922   $106,353   $59,049   $23,532   $ 3,988
Long-term Federal Home Loan Bank advances      54,000      6,000    19,000    29,000         -
Other long-term borrowings                      2,759        989     1,353       417         -
Junior subordinated debentures                  7,732          -         -         -     7,732
Deferred compensation agreements                  655          -         -         -       655
Post-retirement health insurance benefits plan    248         21        46        44       137
Branch bank operating lease commitments           114         46        68         -         -
Premises and equipment purchase commitments         -          -         -         -         -

Total contractual obligations                $258,430   $113,409   $79,516   $52,993   $12,512

                                       43
LIQUIDITY, FUNDING SOURCES, AND INTEREST RATE SENSITIVITY

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, and use of wholesale time deposits. The following table outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2005 and 2004. During 2006, PSB expects total net asset growth from existing markets to be approximately $45 million, a significant portion of which is expected to be funded by use of funding sources other than deposits.

TABLE 26:  AVAILABLE BUT UNUSED FUNDING SOURCES OTHER THAN RETAIL DEPOSITS:

                                            December 31, 2005       December 31, 2004
                                         Unused, but   Amount     Unused, but  Amount
                                          Available     Used       Available    Used
Overnight federal funds purchased         $ 32,500   $      -      $22,500   $      -
FHLB advances under blanket mortgage lien   27,616     54,000       14,855     52,000
Repurchase agreements                       27,081      4,497       12,871      8,565
Wholesale market time deposits              32,109     69,123       37,097     53,898

Total available but unused funds          $119,306   $127,620      $87,323   $114,463

Funding as a percent of total assets          23.6%      25.2%        19.2%      25.2%

Overnight federal funds purchased totaling $32,500 are available through four correspondent banks. These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds. During 2005, average daily federal funds purchased were $2,338 compared to $2,140 during 2004. The cost of these funds is subject to change based on changes in the discount rate as determine by the Federal Reserve. PSB may maintain a continuous position in overnight federal funds purchased up to 14 days before amounts must be liquidated for at least one business day. Consideration of the need for federal funds purchased is part of PSB's daily cash management and funding procedures and represents the first source of liquidity as needed.

Under the existing credit line with the FHLB described in Item 8, Note 8 of the Notes to Consolidated Financial Statements, PSB may borrow up to 75% of qualifying existing mortgage loan collateral. Prior to 2005, PSB could borrow up to 61% of qualifying existing mortgage collateral. In addition, PSB may pledge certain investment securities to obtain additional funding under repurchase agreements. FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. FHLB advance funding may be obtained for various terms on a daily basis at PSB's request, and represents PSB's second source of liquidity as needed after federal funds purchased.

Repurchase agreements represent overnight and long-term funding in exchange for securities owned by PSB for a designated time period for an agreed upon interest rate. Item 8, Note 9 of the Notes to Consolidated Financial Statements outlines the activity in these other borrowings and federal funds purchased during the three years ending December 31, 2005. Although PSB does not currently have any repurchase agreements with the FHLB, it does have a written agreement providing for their use in exchange
                                       44
for securities held. An additional $27,081 and $12,871 of FHLB funding could have been obtained upon pledge of these available securities as of December 31, 2005 and 2004, respectively.

As described in the changes in deposits and deposit activity above, wholesale broker deposits have represented a growing source of asset growth funding during the past several years. PSB's policy allows up to 20% of assets to be funded with wholesale time deposits. Wholesale time deposits as a percentage of assets were 13.7%, 11.8%, and 11.9% of total assets at December 31, 2005, 2004, and 2003, respectively.

PSB's asset-liability management process provides a unified approach to management of liquidity, capital, and interest rate risk, as well as providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 27 represents PSB's earning sensitivity to changes in interest rates at December 31, 2005. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment. The following repricing methodologies should be noted in Table 27:

1.     Money market deposit accounts and high yield interest bearing demand
       (NOW) accounts are considered fully repriced within 90 days. Retail priced NOW and savings deposits are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are considered to reprice beyond 5 years.

2.     Nonaccrual loans are considered to reprice beyond 5 years.

3. Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

Table 27 reflects a nearly neutral gap position in essentially all individual categories until those beyond 1 year. The cumulative one-year gap ratio as of December 31, 2005 was positive at 107.4% compared to 101.0% at December 31, 2004. A significant factor in PSB's ability to match the repricing of assets and liabilities in line with the expectations in the table is the ability to delay increases in interest rates paid on "core" deposits such as NOW, savings, and MMDA accounts when market rates begin to increase. PSB conducts incremental cost analysis of various sources of funding on an ongoing basis and will rely on such analysis to slow core deposit interest rate growth until adjustable rate loan rates benefits from future increases in the prime lending rate. Although holding a positive gap ratio, net interest margin was reduced during 2005 as assets repriced to a lesser extent than liabilities repricing during that same period.
                                       45

TABLE 27:  INTEREST RATE SENSITIVITY ANALYSIS

At December 31, 2005              0-90 Days 91-180 days 181-365 days 1-2 yrs. Bynd 2-5 yrs. Beyond 5 yrs. Total
Earning assets:
  Loans                            $143,324   $ 27,299   $ 49,277    $ 54,842   $ 82,782     $ 19,067  $376,591
  Securities                          3,545      3,499      9,141      12,762     38,926       13,628    81,501
  FHLB stock                          3,017                                                               3,017
  CSV bank-owned life ins.                                                                      4,805     4,805
  Other earning assets               10,896                                                              10,896

Total                              $160,782   $ 30,798   $ 58,418    $ 67,604   $121,708     $ 37,500  $476,810

Cumulative rate
  sensitive assets                 $160,782   $191,580   $249,998    $317,602   $439,310     $476,810

Interest-bearing liabilities
  Interest-bearing deposits        $138,190   $ 26,636   $ 59,303    $ 35,791   $ 36,828     $ 42,443  $339,191
  FHLB advances                       6,000          -          -       9,000     39,000       54,000
  Other borrowings                    1,987        740          -         614      1,156        4,497
  Junior subordinated
    debentures                                                                     7,732        7,732

Total                              $146,177   $ 27,376   $ 59,303    $ 45,405   $ 84,716     $ 42,443  $405,420

Cumulative interest
  sensitive liabilities            $146,177   $173,553   $232,856    $278,261   $362,977     $405,420

Interest sensitivity gap for
  the individual period            $ 14,605   $  3,422   $   (885)   $ 22,199   $ 36,992     $ (4,943)

Ratio of rate sensitive assets
  to rate sensitive liabilities
  for the individual period           110.0%     112.5%      98.5%      148.9%     143.7%        88.4%

Cumulative interest
  sensitivity gap                  $ 14,605   $ 18,027   $ 17,142    $ 39,341   $ 76,333     $ 71,390

Cumulative ratio of rate
  sensitive assets to rate
  sensitive liabilities               110.0%     110.4%     107.4%      114.1%     121.0%       117.6%

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

BASIC SURPLUS

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs
                                       46
and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. PSB's policy is to maintain a basic surplus of at least 5%. Basic surplus was 10.6% and 7.1% at December 31, 2005 and 2004, respectively.

INTEREST RATE RISK LIMITS

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Changes in interest rates are assumed to be a parallel yield curve shift fully implemented over a 12 month time frame. PSB's policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. The projected increase (decrease) in net interest income on the existing balance sheet for the next 12 months if rates increased 200 basis points was .69% and (.04)% at December 31, 2005 and 2004, respectively. The projected decrease in net interest income for the next 12 months if rates decreased 200 basis points was 3.34% and 2.15% at December 31, 2005 and 2004, respectively.

CORE FUNDING UTILIZATION

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described
previously.   PSB's core fund utilization ratio after a projected 200 basis point increase in rates was 51.1% and 46.5% at December 31, 2005 and 2004, respectively.

CAPITAL ADEQUACY

PSB is required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for these requirements and PSB's current capital position relative to these requirements. The primary increase in stockholders' equity during the three years ending December 31, 2005 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market. Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Refer to
Item 8, Statement of Changes in Stockholder's Equity in the Consolidated Financial Statements for detailed activity in the capital accounts. Average tangible capital to total assets was 7.24%, 7.55%, and 7.86% during 2005, 2004, and 2003, respectively. The following table presents a reconciliation of stockholders' equity as presented in the December 31, 2005, 2004, and 2003 consolidated balance sheets to regulatory capital.
                                       47

TABLE 28:  CAPITAL RATIOS

December 31,                                                   2005        2004        2003
Stockholders' equity                                         $35,485    $33,616      $32,141
Junior subordinated debentures, net                            7,500          -            -
Disallowed mortgage servicing right assets                       (88)       (84)         (81)
Unrealized (gain) loss on securities available for sale          542       (384)        (844)

Tier 1 regulatory capital                                     43,439     33,148       31,216
Add: allowance for loan losses                                 4,180      4,157        3,536

Total regulatory capital                                     $47,619    $37,305      $34,752

Total assets                                                $506,158   $454,974     $408,933
Disallowed mortgage servicing right assets                       (88)       (84)         (81)
Unrealized (gain) loss on securities available for sale          542       (384)        (844)

Tangible assets                                             $506,612   $454,506     $408,008

Risk-weighted assets (as defined by current regulations)    $392,790   $350,224     $318,005

Tier 1 capital to average tangible assets (leverage ratio)      8.71%      7.40%       7.83%
Tier 1 capital to risk-weighted assets                         11.06%      9.46%       9.82%
Total capital to risk-weighted assets                          12.12%     10.65%      10.93%

Regulatory capital increased significantly during 2005 from issuance of trust preferred securities represented by junior subordinated debentures on the consolidated balance sheet at December 31, 2005. Refer to Item 8, Note 10 in the Consolidated Financial Statements for detailed information on the trust preferred security issue. Trust preferred capital securities may provide up to 25% of PSB's total Tier 1 regulatory capital. As of December, 31, 2005, PSB could utilize up to $4,480 of additional trust preferred securities proceeds as additional Tier 1 regulatory capital.

On December 16, 2003, PSB declared a 5% stock dividend in additional to the regular semi-annual cash dividend. The stock dividend was paid to stockholders of record as of January 6, 2004 on January 29, 2004. All references in this Annual Report on Form 10-K to the number of common shares and per share amounts have been restated to reflect the 5% stock dividend.

PSB maintains an incentive stock option plan approved by stockholders during 2001 as described in Item 8, Note 16 of the Notes to Consolidated Financial Statements. As of December 31, 2005, all shares available under the plan have been granted and no shares of common stock remained reserved for future grants.

PSB pays a regular semi-annual cash dividend as described in Item 5 of this Annual Report of Form 10-K. In addition, PSB maintains an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report of Form 10-K. Although PSB is currently purchasing treasury shares under the buyback program, management is pursuing a growth strategy which may require significant capital to be maintained to support asset growth, possibly eliminating the informal buyback program.
                                       48
CRITICAL ACCOUNTING ESTIMATES

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

   4. Other commercial loans not considered to be problem loans are assigned an estimated loan loss allowance based on historical "inherent" losses for loans of similar credit risk. These allowances range from .25% of principal to 2.5% of principal depending on the assigned credit risk grade. An inaccurate assignment of credit risk grade to a loan relationship could significantly change the actual levels of allowances required for that loan, and therefore management's assigned of credit risk is a significant estimate. Management reviews actual long-term losses in comparison to the inherent losses assigned by credit risk grade and updates allowance percentages as needed.

   5. Similar to nonproblem commercial purpose loans, inherent losses are assigned to the residential real estate loan pool. However, since residential real estate loan risk characteristics are very similar from borrower to borrower, a flat percentage loss of principal is applied to real estate loans rather than breaking the pool into subcategories of credit risk. The percentage applied is based primarily on historical losses on similar residential loan pools. An inaccurate estimate of inherent losses related to the real estate loan pool could significantly increase the actual levels of allowances required.
                                       49
   6. Similar to the residential real estate loan pool, consumer installment loans are assigned an estimated loss based on a flat percentage of principal outstanding. The percentage applied is based primarily on historical losses on similar consumer installment loan pools. An inaccurate estimate of inherent losses related to the consumer installment loan pool could significantly increase the actual levels of allowances required.

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded. If past due and problem loans rise significantly, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools in the allowance for loan losses calculation. As of December 31, 2005, there were no unallocated loan loss allowances recorded.

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

   2. PSB uses the discount approach to generate the initial value for the OMSR. It takes the average of the current dealer consensus on prepayment speeds as reported to Reuters or the prepayment speed implied in the mortgage backed security prices for newly created loans along with other assumptions to general an estimate of future cash flows. The present value of estimated cash flows equals the fair value of the OMSR. PSB capitalizes the lower of fair value or cost of the OMSR. Other than the estimate of public dealer consensus of prepayment speeds, significant fair value and cost estimates include:

          *     Servicing cost of $60 per loan annually
          * Cash flow discount rate of 8.25% to 10%, depending on year of origination
          * Short-term reinvestment rate on the float of payments to investors of 3% (rising to 5% in 2006)

       Changes in these estimates and assumptions would change the initial value recorded for OMSRs and change the gain on sale of mortgage loans recorded in the income statement.

   3. Amortization of the OMSR is calculated based on actual payment activity on a per loan basis. Because all loans are handled individually, curtailments decrease MSRs as well as regularly scheduled payments. The loan servicing value is amortized on a level yield basis.
                                       50
   4. Significant declines in current market mortgage interest rates decrease the fair value of existing MSRs due to the increase in anticipated prepayments above the original assumed speed. SFAS No. 140 requires that impairment testing be performed and that MSRs be recorded at the lower of fair value or amortized cost. PSB performs quarterly impairment testing on its MSRs. Actual prepayment speeds (based on actual PSB customer activity on a loan level basis) are compared to the assumed prepayment speed on the date of the last quarterly impairment testing (or the origination prepayment speed if a new loan). The fair value assumptions other than prepayment speed are combined with the new estimated prepayment speed to create a new fair value. An impairment allowance is recorded for any shortfall between the new fair value and the original cost after adjusting for past amortization and curtailments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Independent Auditor's Report


Board of Directors
PSB Holdings, Inc.
Wausau, Wisconsin


We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of PSB's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

WIPFLI LLP

Wipfli LLP

January 20, 2006
Wausau, Wisconsin

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(dollars in thousands except per share data)
ASSETS                                                                     2005      2004

Cash and due from banks                                                $  15,708 $  12,680
Interest-bearing deposits and money market funds                             988     3,265
Federal funds sold                                                         9,908     7,379

Cash and cash equivalents                                                 26,604    23,324

Securities available for sale (at fair value)                             81,501    68,894
Loans held for sale                                                            0       342
Loans receivable, net of allowance for loan losses of $4,180 and $4,157
  in 2005 and 2004, respectively                                         372,411   343,923
Accrued interest receivable                                                2,245     1,744
Foreclosed assets                                                            373         7
Premises and equipment                                                    12,632    12,432
Mortgage servicing rights, net                                               880       839
Federal Home Loan Bank stock (at cost)                                     3,017     2,874
Cash surrender value of bank owned life insurance                          4,805         0
Other assets                                                               1,690       595

TOTAL ASSETS                                                            $506,158  $454,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing                                                 $  61,345 $  51,635
  Interest-bearing                                                       339,191   306,590

    Total deposits                                                       400,536   358,225

Federal Home Loan Bank advances                                           54,000    52,000
Other borrowings                                                           4,497     8,565
Junior subordinated debentures                                             7,732         0
Accrued expenses and other liabilities                                     3,908     2,568

    Total liabilities                                                    470,673   421,358

Stockholders' equity:
  Common stock - No par value with a stated value of $1 per share:
    Authorized - 3,000,000 shares
    Issued - 1,887,179 shares                                              1,887     1,887
    Outstanding - 1,705,571 and 1,719,593, respectively
  Additional paid-in capital                                               9,655     9,672
  Retained earnings                                                       28,561    25,281
  Accumulated other comprehensive income (loss)                             (542)      384
  Treasury stock, at cost - 181,608 and 167,586, respectively             (4,076)   (3,608)

    Total stockholders' equity                                            35,485    33,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $506,158  $454,974

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(dollars in thousands except per share data)

                                                          2005     2004     2003
Interest and dividend income:
   Loans, including fees                               $22,347  $19,207  $17,964
   Securities:
     Taxable                                             1,966    1,798    1,943
     Tax-exempt                                            978      982      916
   Other interest and dividends                            473      215      227

Total interest and dividend income                      25,764   22,202   21,050

Interest expense:
   Deposits                                              9,019    5,783    5,651
   Federal Home Loan Bank advances                       2,133    2,061    1,989
   Other borrowings                                        272      269      229
   Junior subordinated debentures                          231        0        0

Total interest expense                                  11,655    8,113    7,869

Net interest income                                     14,109   14,089   13,181
Provision for loan losses                                  160      855      835

Net interest income after provision for loan losses     13,949   13,234   12,346

Noninterest income:
   Service fees                                          1,188    1,234    1,282
   Mortgage banking                                        880      901    1,767
   Investment and insurance sales commissions              689      484      434
   Net gain on sale of securities                            6       97       80
   Increase in cash surrender value of life insurance      160        0        0
   Gain on curtailment of postretirement benefit plan        0        0      131
   Other operating income                                  545      407      417

Total noninterest income                                 3,468    3,123    4,111

Noninterest expense:
   Salaries and employee benefits                        6,610    6,189    5,952
   Occupancy and facilities                              1,767    1,609    1,127
   Loss on abandonment of premises and equipment             0      379        0
   Data processing and other office operations             741      655      547
   Advertising and promotion                               287      263      172
   Other operating expense                               1,635    1,880    1,553
Total noninterest expense                               11,040   10,975    9,351
Income before income taxes                               6,377    5,382    7,106
Provision for income taxes                               2,037    1,856    2,300
Net income                                            $  4,340 $  3,526 $  4,806
Basic earnings per share                              $   2.53 $   2.04 $   2.76

Diluted earnings per share                            $   2.52 $   2.03 $   2.74

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003 (dollars in thousands except per share data)
                                                                         ACCUMULATED
                                                  ADDITIONAL                OTHER
                                          COMMON   PAID-IN    RETAINED  COMPREHENSIVE   TREASURY
                                          STOCK    CAPITAL    EARNINGS  INCOME (LOSS)    STOCK     TOTALS
Balance, January 1, 2003                  $1,805   $7,150     $21,607       $1,306     $(2,565)  $29,303
Comprehensive income:
  Net income                                                    4,806                              4,806
  Unrealized loss on securities
    available for sale, net of tax of $253                                    (414)                 (414)
  Reclassification adjustment for
    net security gains, included in
      net income, net of tax of $32                                            (48)                  (48)
  Total comprehensive income                                                                       4,344
Purchase of treasury stock                                                                (553)     (553)
Distribution of treasury stock in
  payment of director fees                                                                  45        45
Stock dividend declared - 5% of shares        82    2,544      (2,626)
Cash dividends declared $.57 per share                           (998)                              (998)
Balance, December 31, 2003                 1,887    9,694      22,789          844      (3,073)   32,141
Comprehensive income:
  Net income                                                    3,526                              3,526
  Unrealized loss on securities
    available for sale, net of tax of $212                                    (401)                 (401)
  Reclassification adjustment for
    net security gains, included in
      net income, net of tax of $38                                            (59)                  (59)
  Total comprehensive income                                                                       3,066
Purchase of treasury stock                                                                (628)     (628)
Proceeds from stock options
  issued out of treasury                              (22)                                  85        63
Distribution of treasury stock in
  payment of director fees                                                                   8         8
Cash dividends declared
   $.60 per share                                              (1,034)                            (1,034)
Balance, December 31, 2004                 1,887    9,672      25,281          384      (3,608)   33,616
Comprehensive income:
  Net income                                                    4,340                              4,340
  Unrealized loss on securities
    available for sale, net of tax of $505                                    (922)                 (922)
  Reclassification adjustment for
    net security gains, included in
      net income, net of tax of $2                                              (4)                   (4)
  Total comprehensive income                                                                       3,414
Purchase of treasury stock                                                                (536)     (536)
Proceeds from stock options
  issued out of treasury                              (17)                                  65        48
Distribution of treasury stock in
  payment of director fees                                                                   3         3
Cash dividends declared $.62 per share                         (1,060)                            (1,060)
Balance, December 31, 2005                $1,887   $9,655     $28,561        $(542)    $(4,076)  $35,485

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(dollars in thousands except per share data)

                                                                             2005       2004       2003
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                        $    4,340 $    3,526 $    4,806
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for depreciation and net amortization                      1,679      1,529      1,978
       Provision for deferred income taxes                                    200         23          0
       Provision for loan losses                                              160        855        835
       Deferred net loan origination costs                                   (512)      (306)      (259)
       Proceeds from sales of loans held for sale                          45,933     41,321    132,845
       Originations of loans held for sale                                (45,278)   (41,093)  (130,874)
       Gain on sale of loans                                                 (598)      (697)    (2,021)
       Provision for (recapture of) mortgage servicing right
         valuation allowance                                                   (7)        16        (25)
       Net gain on sale of premises and equipment                              (2)        (3)         0
       Loss on abandonment of premises and equipment                            0        379          0
       Realized gain on sale of available for sale securities                  (6)       (97)       (80)
       Net (gain) loss on sale of foreclosed assets                             1        (29)         9
       Increase in cash surrender value of life insurance                    (160)         0          0
       Federal Home Loan Bank stock dividends                                (143)      (159)      (180)
       Changes in operating assets and liabilities:
         Accrued interest receivable                                         (501)      (127)       115
         Other assets                                                        (537)       103        285
         Accrued expenses and other liabilities                             1,343       (377)       (86)

  Net cash provided by operating activities                                 5,912      4,864      7,348
  Cash flows from investing activities:
     Proceeds from sale and maturities of available-for-sale securities    13,339     19,444     46,515
     Payment for purchase of available-for-sale securities                (27,505)   (16,718)   (39,147)
     Purchase of Federal Home Loan Bank stock                                   0       (271)         0
     Net increase in loans                                                (29,002)   (40,302)   (48,915)
     Capital expenditures                                                  (1,066)    (5,969)    (1,912)
     Proceeds from sale of premises and equipment                               2          3          0
     Proceeds from sale of foreclosed assets                                   69         44        280
     Purchase of bank-owned life insurance                                 (4,645)         0          0

  Net cash used in investing activities                                   (48,808)   (43,769)   (43,179)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(dollars in thousands except per share data)

                                                                    2005       2004        2003
   Cash flows from financing activities:
     Net increase in non-interest-bearing deposits           $    9,710 $    1,072  $    5,106
     Net increase in interest-bearing deposits                   32,601     40,739      13,478
     Proceeds from issuance of long-term FHLB advances           23,000     15,000      25,000
     Repayments of long-term FHLB advances                      (21,000)   (10,000)    (16,000)
     Net increase (decrease) in other borrowings                 (4,068)    (1,910)      7,173
     Proceeds from issuance of junior subordinated debentures     7,481          0           0
     Dividends declared                                          (1,060)    (1,034)       (998)
     Proceeds from issuance of stock options                         48         63           0
     Purchase of treasury stock                                    (536)      (628)       (553)

   Net cash provided by financing activities                     46,176     43,302      33,206

Net increase (decrease) in cash and cash equivalents              3,280      4,397      (2,625)
Cash and cash equivalents at beginning                           23,324     18,927      21,552

Cash and cash equivalents at end                                $26,604    $23,324     $18,927

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                   $11,269 $    7,935  $    8,088
     Income taxes                                                 1,692      1,935       2,265

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Loans charged off                                          $     170 $      266 $       522
   Loans transferred to foreclosed assets                           436          0         178
   Loans originated on sale of foreclosed assets                      0        110         379
   Distribution of treasury stock in payment of
     director fees                                                    3          8          45
   Common stock of PSB Holdings Statutory Trust I acquired in
     exchange for junior subordinated debentures                    232          0           0
   Transfer of equity from retained earnings for
     5% stock dividend                                                0          0       2,626

See accompanying notes to consolidated financial statements.
                                       57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands except per share data)

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

PSB Holdings, Inc. operates Peoples State Bank, a full-service financial institution with a primary service area including, but not limited to, Marathon, Oneida, and Vilas Counties, Wisconsin. It provides a variety of banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial treasury management services.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PSB Holdings, Inc. and its subsidiary Peoples State Bank. Peoples State Bank owns and operates a Nevada subsidiary, PSB Investments, Inc., to manage the Bank's investment securities. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of PSB conform to generally accepted accounting principles ("GAAP") and to the general practices within the banking industry. Any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

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

SECURITIES

Securities are assigned an appropriate classification at the time of purchase in accordance with management's intent. Securities held to maturity represent those debt securities for which PSB has the positive intent and ability to hold to maturity. PSB has no held-to-maturity securities.

Trading securities include those securities bought and held principally for the purpose of selling them in the near future. PSB has no trading securities.

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders' equity. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
                                       58
Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of PSB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

LOANS HELD FOR SALE

PSB sells substantially all long-term fixed-rate single-family mortgage loans it originates to the secondary market. The gain or loss associated with sales of single-family mortgage loans is recorded as a component of mortgage banking revenue.

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

In sales of mortgage loans to the Federal Home Loan Bank ("FHLB"), PSB retains a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee. When applicable, PSB records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in PSB's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to "Allowance for Loan Losses").

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

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

FORECLOSED ASSETS

Real estate and other property acquired through, or in lieu of, loan foreclosure are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed assets.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets varying primarily from 30 to 40 years on buildings, 5 to 10 years on furniture and equipment, and 3 years on computer hardware and software. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.
                                       60
MORTGAGE SERVICING RIGHTS

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

PSB records originated mortgage servicing rights ("OMSR") as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained. The initial value recorded for OMSR is based on the relative values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments. In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization. As a result of the latter charges, there may be considerable variation in amortization of OMSR from period to period depending on actual customer prepayment activity. In general, however, variations in the amortization of OMSR will offset to some degree opposite changes in gains or losses on sales of single-family mortgage loans, as previously described (refer to "Loans Held for Sale").

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

FEDERAL HOME LOAN BANK STOCK

As a member of the FHLB system, PSB is required to hold stock in the FHLB based on asset size and the anticipated level of borrowings to be advanced to PSB. This stock is recorded at cost, which approximates fair value. The stock is evaluated for impairment on an annual basis. Transfer of the stock is substantially restricted.
                                       61
BANK-OWNED LIFE INSURANCE

PSB has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its cash surrender value. Changes in cash surrender value are recorded in other income.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

SEGMENT INFORMATION

PSB, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These
                                       62
services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning. While PSB's chief decision makers monitor the revenue streams of various PSB products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of PSB's banking operations are considered by management to be aggregated in one reportable operating segment.

STOCK-BASED COMPENSATION

GAAP encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. At December 31, 2005, GAAP also allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, effective during the quarter ending March 31, 2006, GAAP will change to require all stock-based compensation to be reflected in income (refer to "Future Accounting Changes").

During the three years ended December 31, 2005, PSB followed the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and used the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date of grant, no compensation expense was recorded. There were no stock options granted during the three years ended December 31, 2005.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets.

FUTURE ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 123, Share-Based Payment, in part to require all share-based awards and compensation to be reflected in earnings. The amendment is effective for PSB during the quarter ending March 31, 2006. The change is not expected to have a material effect on PSB's financial condition or results of operations.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2       CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The total required reserve balance was approximately $207 and $3,330 at December 31, 2005 and 2004, respectively.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. PSB also maintains cash balances in money market funds. Such balances are not insured.
                                       63
Uninsured cash and cash equivalent balances totaled $14,306 and $13,145 at December 31, 2005 and 2004, respectively.

NOTE 3       SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

                                           GROSS     GROSS     ESTIMATED
                                        AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                                           COST       GAINS      LOSSES    VALUE
December 31, 2005
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $23,529    $    4     $   298  $23,235
Obligations of states and political
  subdivisions                            26,040       370         240   26,170
Mortgage-backed securities                 6,954         0         170    6,784
Collateralized mortgage obligations       23,534         0         520   23,014
Nonrated trust preferred securities        2,250         0           0    2,250
Other equity securities                       48         0           0       48

Totals                                   $82,355      $374      $1,228  $81,501

December 31, 2004
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $ 7,785    $   37     $    51  $ 7,771
Obligations of states and political
  subdivisions                            24,089       893          99   24,883
Mortgage-backed securities                 6,119        38          16    6,141
Collateralized mortgage obligations       28,024        11         234   27,801
Nonrated trust preferred securities        2,250         0           0    2,250
Other equity securities                       48         0           0       48

Totals                                   $68,315      $979     $   400  $68,894

                                       64
Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The following table indicates the amount of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31.

                                      LESS THAN  12 MONTHS        12 MONTHS OR MORE        TOTAL
                                         FAIR    UNREALIZED      FAIR     UNREALIZED    FAIR  UNREALIZED
DESCRIPTION OF SECURITIES               VALUE       LOSS         VALUE      LOSS       VALUE     LOSS
                2005
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $17,785      $172      $  3,374      $126    $21,159   $   298
Obligations of states and
  political  subdivisions                 4,534        81         4,765       159      9,299       240
Mortgage-backed securities                5,094       115         1,690        55      6,784       170
Collateralized mortgage obligations       4,332        67        18,682       453     23,014       520

Total temporarily impaired securities   $31,745      $435       $28,511      $793    $60,256    $1,228

                2004
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $ 3,449      $ 51      $      0      $  0    $ 3,449   $    51
Obligations of states and
  political  subdivisions                 4,535        87           416        12      4,951        99
Mortgage-backed securities                2,093        14           190         2      2,283        16
Collateralized mortgage obligations      17,693       180         6,595        54     24,288       234

Total temporarily impaired securities   $27,770      $332      $  7,201      $ 68    $34,971   $   400

At December 31, 2005, 111 debt securities have unrealized losses with aggregate depreciation of 2.0% from the amortized cost basis. At December 31, 2004, 62 debt securities had unrealized losses with aggregate depreciation of 1.1% from the amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuers. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.
                                       65
The amortized cost and estimated fair value of debt securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   ESTIMATED
                                        AMORTIZED    FAIR
                                          COST      VALUE
Due in one year or less                  $6,042     $6,024
Due after one year through five years    29,908     29,854
Due after five years through ten years   13,619     13,527
Due after ten years                       2,250      2,250

Subtotals                                51,819     51,655
Mortgage-backed securities and
   collateralized mortgage obligations   30,488     29,798

Totals                                  $82,307    $81,453

Securities with a fair value of $22,950 and $27,982 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and other borrowings and for other purposes required by law.

During 2005, 2004, and 2003, respectively, proceeds from the sale of securities totaled $206, $4,926, and $8,839 with gross gains of $6, $111, and $107, with no gross losses for 2005, and gross losses of $14 and $27 during 2004 and 2003, respectively.

NOTE 4       LOANS

The composition of loans at December 31 categorized by the initial purpose of the loan is as follows:

                                             2005       2004
Commercial, industrial, and municipal   $  86,070   $  72,456
Commercial real estate mortgage           149,538     145,856
Residential real estate mortgage           87,205      82,696
Real estate construction                   46,259      38,308
Residential real estate home equity        13,058      11,620
Consumer and individual                     5,919       6,482

Subtotals                                 388,049     357,418
Net deferred loan costs                       434         368
Loans in process of disbursement          (11,892)     (9,706)
Allowance for loan losses                  (4,180)     (4,157)

Net loans receivable                     $372,411    $343,923

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest. The rate of interest on some of these loans is capped over the life of the loan. At December 31, 2005 and 2004, PSB held $32,397 and $19,844, respectively, of variable rate loans with
                                       66
interest rate caps. Of these loans, $9,703 had reached the interest rate cap at December 31, 2005. None of these loans had reached the interest rate cap at December 31, 2004.

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

                                     2005    2004
Loans outstanding at beginning    $ 4,750   $ 1,421
New loans                           4,638     5,145
Repayments                         (3,628)   (1,816)

Loans outstanding at end          $ 5,760   $ 4,750

The following is a summary of information pertaining to impaired loans and nonperforming loans:

DECEMBER 31,                                          2005          2004         2003
Impaired loans without a valuation allowance       $   422       $   133      $     0
Impaired loans with a valuation allowance            1,815         1,277        1,627

Total impaired loans                                $2,237        $1,410       $1,627

Valuation allowance related to impaired loans      $   195       $   250      $   255

YEARS ENDED DECEMBER 31,                              2005          2004         2003
Average recorded investment, net of allowance
  for loan losses                                   $2,428        $1,342       $1,419

Interest income recognized                         $   183       $    65      $   105
Interest income recognized on a cash basis
  on impaired loans                                $    78       $    28      $    65

No additional funds are committed to be advanced in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2005 and 2004 were $2,393 and $2,174, respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2005 and 2004.

An analysis of the allowance for loan losses for the three years ended
December 31 follows:

                                             2005       2004       2003
Balance, January 1                         $4,157     $3,536     $3,158
Provision charged to operating expense        160        855        835
Recoveries on loans                            33         32         65
Loans charged off                            (170)      (266)      (522)

Balance, December 31                       $4,180     $4,157     $3,536

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2005, PSB serviced payments on $169,708 of first lien residential loan principal for the FHLB. At December 31, 2005, the maximum PSB obligation for such guarantees would be approximately $1,132 if total foreclosure losses on the entire pool of loans exceed approximately $3,300. Management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote and does not maintain any recourse liability for possible losses.

NOTE 5       MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for FHLB and others were $170,091 and $160,225 at December 31, 2005 and 2004, respectively. The following is a summary of changes in the balance of MSR:

                                     ORIGINATED VALUATION
                                         MSR    ALLOWANCE    TOTAL
Balance at January 1, 2003              $812     $(115)      $697

Additions from originated servicing      792         0        792
Amortization charged to earnings        (700)        0       (700)
Change in valuation allowance
  charged to earnings                      0        25         25

Balance at December 31, 2003             904       (90)       814

Additions from originated servicing      334         0        334
Amortization charged to earnings        (293)        0       (293)
Change in valuation allowance
  charged to earnings                      0       (16)       (16)

Balance at December 31, 2004             945      (106)       839

Additions from originated servicing      269         0        269
Amortization charged to earnings        (235)        0       (235)
Change in valuation allowance
  charged to earnings                      0         7          7

Balance at December 31, 2005            $979    $  (99)      $880

                                       68

NOTE 6       PREMISES AND EQUIPMENT

The composition of premises and equipment follows:

                                                      2005        2004
Land                                               $  2,692    $  2,620
Buildings and improvements                            9,241       8,376
Furniture and equipment                               5,089       4,321
Construction in progress                                  0         639

Total cost                                           17,022      15,956
Less - Accumulated depreciation and amortization      4,390       3,524

Totals                                              $12,632     $12,432

Depreciation and amortization charged to operating expenses amounted to $866 in 2005, $767 in 2004, and $513 in 2003.

During 2004, PSB placed in service a new $4.8 million main office and incurred a one-time charge for abandonment of premises and equipment of $329 as the prior home office located on the same property was razed. Also during 2004, PSB closed a Rhinelander, Wisconsin, branch in leased space and accrued $50 for abandonment of premises and equipment to remove leasehold improvements and meet other termination requirements.

LEASE COMMITMENTS

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease. PSB has the option to renew the noncancelable branch location lease for two additional two-year terms upon expiration in May 2008. The lease is classified as operating. Future minimum payments under the noncancelable lease are as follows:

2006       $  46
2007          47
2008          21

Total       $114

Rental expense for all operating leases was $63, $89, and $84, for the years ended December 31, 2005, 2004, and 2003, respectively.
                                       69
NOTE 7       DEPOSITS

The distribution of deposits at December 31 is as follows:

                                      2005       2004
Non-interest-bearing demand        $ 61,345   $ 51,635
Interest-bearing demand (NOWs)       53,108     38,329
Savings                              26,536     26,245
Money market                         66,625     68,666
Retail time                         123,799    119,452
Wholesale market and national time   69,123     53,898

Total deposits                     $400,536   $358,225

The scheduled maturities of time deposits at December 31, 2005, are summarized as follows:

2006          $106,353
2007            35,827
2008            23,222
2009             8,463
2010            15,069
Thereafter       3,988

Total         $192,922

Time deposits with individual balances of $100 and over totaled $121,997 and $104,763 at December 31, 2005 and 2004, respectively.

Deposits from PSB directors, officers, and related parties at December 31, 2005 and 2004 totaled $4,399 and $4,397, respectively.

NOTE 8       FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31, consist of the following:

                                                     WEIGHTED
                            SCHEDULED    RANGE OF    AVERAGE
                            MATURITY      RATES        RATE      AMOUNT
          2005

Fixed rate, interest only     2006      3.57-3.74%    3.68%     $  6,000
Fixed rate, interest only     2007      2.63-4.72%    3.39%        9,000
Fixed rate, interest only     2008      3.90-5.07%    4.35%       10,000
Fixed rate, interest only     2009      3.48-4.50%    3.94%       17,000
Fixed rate, interest only     2010      4.34-4.88%    4.54%       12,000

Totals                                                4.03%      $54,000

          2004

Fixed rate, interest only     2005      2.42-6.21%    5.17%      $26,000
Fixed rate, interest only     2007        2.63%       2.63%        5,000
Fixed rate, interest only     2008      3.90-5.07%    4.34%        8,000
Fixed rate, interest only     2009      3.48-4.19%    3.76%       13,000

Totals                                                4.45%      $52,000

At December 31, 2005 and 2004, fixed rate advances maturing during 2008 include a $3,000 advance at a rate of 5.07% that is callable by the FHLB.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. PSB may draw upon a FHLB open line of credit up to approximately 75% of unencumbered 1-4 family residential first mortgage loans pledged as collateral out of its portfolio. The FHLB advances are also secured by $3,017 and $2,874 of FHLB stock owned by the Bank at December 31, 2005 and 2004, respectively. PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $81,616 based on residential real estate mortgage collateral totaling $110,343 as of December 31, 2005. At December 31, 2005, PSB's available and unused portion of this line of credit totaled approximately $27,616. PSB also has, under a current agreement with the FHLB, an ability to borrow up to $27,081 by pledging securities available for sale.

NOTE 9       OTHER BORROWINGS

Other borrowings consist of securities sold under both short-term and long-term repurchase agreements totaling $4,497 and $8,565 at December 31, 2005 and 2004, respectively.

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $4,141 and $9,328 at December 31, 2005 and 2004, respectively. Due to unusually large short-term increases by some municipal repurchase customers from year-end tax collections, securities pledged as collateral at December 31, 2005 were less than the repurchase account balance by a net of $356 (8% of repurchase agreements). Necessary additional collateral was pledged in January 2006 as part of the PSB's normal collateralization review procedures.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                    2005       2004       2003
As of end of year:
   Weighted average rate           2.76%      2.68%      2.39%
For the year:
   Highest month-end balance     $16,038    $20,826    $13,463
   Daily average balance         $ 8,739    $11,824    $ 9,151
   Weighted average rate           3.11%      2.28%      2.50%

There were no related-party repurchase agreements at December 31, 2005. Repurchase agreements with related parties totaled $39 at December 31, 2004.

NOTE 10      JUNIOR SUBORDINATED DEBENTURES

PSB Holdings Statutory Trust I (the "Trust"), a Delaware business trust wholly owned by PSB, completed the sale of $7,500 of Trust Preferred Securities to a pooling vehicle of other trust preferred securities whose shares were later sold to private investors (a pooled trust preferred offering). The Trust used the proceeds from the offering and the issuance of $232 of common stock ownership in the Trust to purchase $7,732 of PSB Junior Subordinated Debentures from PSB.

The Trust Preferred Securities mature in 30 years and have an initial fixed rate of 5.82% until September 2010. Following September 2010, the rate is adjusted quarterly to the three-month London InterBank Offered Rate (LIBOR) plus 1.70%. Total interest expense on the junior subordinated debenture was $231 in 2005. Dividends received on common stock of the Trust were $6 in 2005. The Trust Preferred Securities may be called in part or in full on September 15, 2010, and quarterly thereafter, with 30 days notice. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on September 15, 2035, or upon earlier redemption.

PSB has fully and unconditionally guaranteed all the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trust. The Trust Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. PSB used the proceeds from the sales of the debentures for general corporate purposes and to support continued asset growth through funding qualifying as regulatory capital.

NOTE 11      RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees. PSB matches 50% of employees' salary deferrals up to the first 6% of pay deferred. PSB also may declare a discretionary profit sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2005, 2004, and 2003 was $315, $313, and $327, respectively.

PSB maintains deferred compensation agreements with certain vice presidents and other senior executives at December 31, 2005. PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred. Two key executives also receive additional matching and incentive contributions under the plan based on average asset growth. PSB directors may elect to defer earned directors fees into a separate deferred directors' fees plan. No PSB match is made on directors fees deferred. Cumulative
                                       72
deferred balances earn a crediting rate generally equal to 50% of PSB's return on average equity. The agreements provide for annual benefits paid in a lump sum at retirement or in monthly installments for a 15-year period commencing the month following each participant's normal retirement date. PSB is accruing this liability for the participants over the remaining periods of service. The liability outstanding under the agreements was $655 and $334 at December 31, 2005 and 2004, respectively. The amount charged to operations was $127, $18, and $8 for 2005, 2004, and 2003, respectively.

PSB maintained an unfunded, postretirement health care benefit plan which covered the officers of PSB. After retirement, PSB would pay between 25% and 50% of the health insurance premiums for former PSB officers until the officer reached age 65 or the qualifying age for Medicare coverage. To qualify, an officer must have had at least 15 years of service, been employed by PSB at retirement, and must have been at least 62 years of age at retirement. The actual amount paid was based upon years of service to PSB. During 2003, the plan's benefits were changed to cover the benefit period noted above. Prior to 2003, plan benefits continued until the officer's death. Retirees currently receiving benefits were unaffected by this change and, therefore, would receive benefits until their death.

During 2005, the plan was again changed to remove all benefits for officers currently employed and not yet in retirement. Retirees currently receiving benefit payments under the plan were unaffected by the change. Concurrently, an agreement was made with three current officers so that PSB will pay 50% of the health insurance premiums until the officer reaches age 65 or the qualifying age for Medicare coverage if the officer retires from PSB after reaching age 62. At December 31, 2005, there were four retirees receiving benefits under the plan who will continue to receive benefits until their death. The current liability for future benefits to officers who were removed from the plan in 2005 was insignificant, and no gain on curtailment of the postretirement benefit plan was recorded during 2005.

The liability for future postretirement plan health care benefits was $248 and $272 at December 31, 2005 and 2004, respectively. Postretirement health care benefit plan expense was $8, $26, and $62 in 2005, 2004, and 2003, respectively.

The following table provides a reconciliation of the impact of the curtailment of plan benefits during 2003.

                                                    BEFORE     EFFECT OF   AFTER PLAN
                                                 PLAN CHANGE  PLAN CHANGE    CHANGE
Accumulated postretirement benefit obligation:
     Retirees                                      $ 214      $     0       $ 214
     Other actives                                   384         (322)         62

Total                                                598         (322)        276
Unrecognized net loss                               (169)         169           0
Unrecognized prior service cost                      (44)          22         (22)

Accrued postretirement benefit obligation          $ 385        $(131)      $ 254

NOTE 12      SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $30 per year for each individual with a $604 stop-loss per year for participants in the aggregate. Coverages in 2006 will be $30 per individual and $783 in the aggregate. PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $54 and $58 as of December 31, 2005 and 2004,
                                       73
respectively. Health insurance expense recorded in 2005, 2004, and 2003 was $516, $389, and $377, respectively.

NOTE 13      INCOME TAXES

The components of the provision for income taxes are as follows:

                                           2005     2004     2003
Current income tax provision:
   Federal                               $1,533   $1,258   $2,003
   State                                    304      575      297

Total current                             1,837    1,833    2,300
Deferred income tax expense (benefit):
   Federal                                  155       73        1
   State                                     45      (50)      (1)

Total deferred                              200       23        0

Total provision for income taxes         $2,037   $1,856   $2,300

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December
31, follows:

                                    2005               2004                2003
                                       PERCENT             PERCENT             PERCENT
                                         OF                  OF                  OF
                                       PRETAX              PRETAX              PRETAX
                             AMOUNT    INCOME    AMOUNT    INCOME    AMOUNT    INCOME
Tax expense at
  statutory rate            $2,168     34.0     $1,830     34.0     $2,416     34.0
Increase (decrease)
  in taxes resulting from:
    Tax-exempt
      interest                (370)    (5.8)      (371)    (6.9)      (342)    (4.8)
    Bank owned
      life insurance           (54)    (0.9)         0      0.0          0      0.0
    State income tax           230      3.6        347      6.4        195      2.7
    Other                       63      1.0         50      1.0         31      0.5
Provision for income
  taxes                     $2,037     31.9     $1,856     34.5     $2,300     32.4

                                       74
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB's assets and liabilities. The major components of the net deferred tax assets are as follows:

                                                        2005      2004
Deferred tax assets:
   Allowance for loan losses                          $1,426   $1,422
   Deferred compensation and director's fees             263      146
   State net operating loss                               55       39
   Postretirement health care benefits                    98      107
   Employee pension plan                                   8       13
   Unrealized loss on securities available for sale      312        0
   Other                                                   0       22
   Valuation allowances                                  (55)     (39)

Gross deferred tax assets                              2,107    1,710
Deferred tax liabilities:
   Premises and equipment                                576      402
   Mortgage servicing rights                             347      330
   FHLB stock                                            326      269
   Deferred net loan origination costs                   176      151
   Unrealized gain on securities available for sale        0      195
   Prepaid expenses                                       70       58

Gross deferred tax liabilities                         1,495    1,405

Net deferred tax asset                                $  612   $  305

PSB and its subsidiary bank pay state income taxes on individual, unconsolidated net earnings. At December 31, 2005, net operating loss carryforwards of the parent company of approximately $1,029 existed to offset future state taxable income. These net operating losses will begin to expire in 2012. A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income. If realized, the tax benefit for this item will reduce current tax expense for that period. The valuation allowance increased $16 and $6 in 2005 and 2004, respectively.

During 2004, PSB resolved a Wisconsin state income tax audit initiated during 2003. Like many Wisconsin financial institutions, PSB has a Nevada-based subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the "Department") instituted an audit program specifically aimed at out-of-state bank subsidiaries. The Department took the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin. After consideration of the cost to litigate and the potential risk of a substantial loss in litigation, PSB decided to accept a standardized settlement offered by the Department to Wisconsin banks with out-of-state subsidiaries with no admission of wrongdoing. The settlement increased the provision for income taxes after federal benefits by $150. PSB continues to operate the subsidiary to manage a portion of the Bank's investment security portfolio.

The Internal Revenue Service (IRS) has audited PSB's federal income tax returns for 1999 through 2002, and has disallowed a portion of Peoples State Bank's (the "Bank") interest deductions for such years. The IRS asserts that PSB owes an additional $184 of tax and interest (computed through November 15, 2005). The IRS's contention is that municipal bonds owned by the Bank's Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank's allowable interest expense. The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries. In
                                       75
August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment. PSB believes all tax returns are correct as filed and, at this time, no additional tax expense for this adjustment has been recorded.

NOTE 14      HEDGING ACTIVITIES

PSB has asset/liability policies that include guidelines for measuring and monitoring interest rate risk. Within these guidelines, parameters have been established for maximum fluctuations in net interest income. Possible fluctuations are measured and monitored using simulation modeling. The policies provide for the use of derivative instruments and hedging activities to aid in managing interest rate risk to within the policy parameters.

PSB's assets include a significant portion of variable rate loans which are funded by wholesale fixed rate brokered certificates of deposit. As such, PSB may periodically enter in derivative financial instruments to mitigate exposures to fluctuations in the cash flow of loans and/or the fair value of deposits from changes in interest rates. Interest rate swap arrangements may be utilized to hedge against these fluctuations.

During 2005, PSB entered into an interest rate swap contract classified as a fair value hedge that converts the fixed rate payments on certain wholesale broker certificates of deposit to variable rates of interest. The interest rate risk management strategy is to change fixed brokered time deposit interest payments to a floating rate payment to better match adjustable rate commercial loans. The swap was not fully effective in 2005. Both the swap (by the swap counterparty) and the liability (by PSB) are callable in April 2006, with additional semiannual call dates until final maturity in October 2008.

Summary information about interest rate swaps at December 31, 2005 follows:

Notional amount                          $10,000
Weighted average pay rate                  4.35%
Weighted average receive rate              4.25%
Weighted average final maturity - Years     2.75
Fair value liability of swap             $   168

NOTE 15      COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

PSB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
                                       76
PSB's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. PSB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31 are as follows:

                                                           2005        2004
Commitments to extend credit                             $53,041     $48,566
Commercial standby letters of credit - Variable rate         197       1,499
Unused home equity lines of credit - Variable rate        12,970      11,437
Unused credit card commitments - Variable rate             3,606       3,367
Credit enhancement under the FHLB of Chicago
   Mortgage Partnership Finance program                    1,132         743

Totals                                                   $70,946     $65,612

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

Credit card commitments are commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp). These commitments are unsecured.

CONCENTRATION OF CREDIT RISK

PSB grants residential mortgage, commercial, and consumer loans predominantly in Marathon, Oneida, and Vilas Counties, Wisconsin. There are no significant concentrations of credit to any one debtor or industry group. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
                                       77
NOTE 16      STOCK OPTION PLAN

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised anytime after the option grant's six-month anniversary. These options expire ten years after the grant date.
As of December 31, 2005, all 20,971 options outstanding were eligible to be exercised with 16,126 options exercisable at $15.83 per share and 4,845 options exercisable at $16.81 per share. The following table summarizes information regarding stock options outstanding at December 31, 2005 and activity during the three years ended December 31, 2005, 2004, and 2003.

                                    WEIGHTED
                                    AVERAGE
                             SHARES  PRICE
January 1, 2003              28,237   $16.00
Options granted                   0
Options exercised                 0

December 31, 2003            28,237    16.00
Options granted                   0
Options exercised            (3,964)   15.83

December 31, 2004            24,273    16.00
Options granted                   0
Options exercised            (3,058)   15.83
Option forfeited               (244)   15.83

December 31, 2005            20,971   $16.06

As of December 31, 2005, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

NOTE 17      CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that PSB and the Bank meet all capital adequacy requirements.
                                       78
As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

PSB's and the Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                       TO BE WELL-
                                                                   CAPITALIZED UNDER
                                                   FOR CAPITAL      PROMPT CORRECTIVE
                                 ACTUAL         ADEQUACY PURPOSES   ACTION PROVISIONS
                             AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO
As of December 31, 2005:
  Total capital (to risk
    weighted assets):
      Consolidated         $47,619    12.12%     $31,432   8.00%       n/a      n/a
      Peoples State Bank   $46,932    11.95%     $31,419   8.00%     $39,274  10.00%

  Tier I capital (to risk
    weighted assets):
      Consolidated         $43,439    11.06%     $15,725   4.00%      n/a       n/a
      Peoples State Bank   $42,752    10.88%     $15,718   4.00%     $23,577   6.00%

  Tier I capital (to
    average assets):
      Consolidated         $43,439     8.71%     $19,949   4.00%      n/a       n/a
      Peoples State Bank   $42,752     8.58%     $19,931   4.00%     $24,914   5.00%

As of December 31, 2004:
  Total capital (to risk
    weighted assets):
      Consolidated         $37,305    10.65%     $28,017   8.00%      n/a       n/a
      Peoples State Bank   $36,745    10.49%     $28,017   8.00%     $35,021  10.00%

  Tier I capital (to risk
    weighted assets):
      Consolidated         $33,148     9.46%     $14,008   4.00%      n/a       n/a
      Peoples State Bank   $32,588     9.30%     $14,008   4.00%     $21,013   6.00%

  Tier I capital (to
    average assets):
      Consolidated        $33,148      7.40%     $17,918   4.00%      n/a       n/a
      Peoples State Bank  $32,588      7.27%     $17,856   4.00%     $22,320   5.00%

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

                                                    2005        2004        2003
Weighted average shares outstanding             1,714,648   1,725,136   1,740,106
Effect of dilutive stock options outstanding       10,096      14,757      12,854

Diluted weighted average shares outstanding     1,724,744   1,739,893   1,752,960

Basic earnings per share                            $2.53       $2.04       $2.76

Diluted earnings per share                          $2.52       $2.03       $2.74

On December 16, 2003, PSB declared a 5% stock dividend to stockholders of record on January 6, 2004, which was paid on January 29, 2004. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for 2005, 2004, and 2003 have been restated to reflect the 5% stock dividend.

NOTE 19      RESTRICTIONS ON RETAINED EARNINGS

The subsidiary Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB. At December 31, 2005, the retained earnings of the subsidiary bank available for distribution as dividends without regulatory approval was approximately $15,513.

NOTE 20      FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, other short-term borrowings, FHLB stock, accrued interest receivable and payable, bank-owned life insurance, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans, or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of FHLB advances and junior subordinated debentures is based on current rates for similar financing. The fair value of interest rate swaps is based on market prices or dealer quotes. Fair value of mortgage servicing rights is based on discounted cash flows over the anticipated repayment term of serviced loans. The fair value of off-balance-sheet credit-related items is not significant.

The carrying amounts and fair values of PSB's financial instruments consisted of the following at December 31:

                                               2005                  2004
                                       CARRYING    ESTIMATED  CARRYING   ESTIMATED
                                        AMOUNT    FAIR VALUE   AMOUNT   FAIR VALUE
FINANCIAL ASSETS:

Cash and cash equivalents              $26,604     $26,604     $23,324    $23,324
Securities                              81,501      81,501      68,894     68,894
Net loans receivable                   372,411     367,790     344,265    343,463
Accrued interest receivable              2,245       2,245       1,744      1,744
Mortgage servicing rights                  880         880         839        839
FHLB stock                               3,017       3,017       2,874      2,874
Cash surrender value of life insurance   4,805       4,805           0          0

FINANCIAL LIABILITIES:

Deposits                               400,536     398,455     358,225    357,566
FHLB advances                           54,000      52,963      52,000     51,964
Other borrowings                         4,497       4,460       8,565      8,548
Junior subordinated debentures           7,732       7,484           0          0
Accrued interest payable                 1,277       1,277         891        891

NOTE 21      CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheets as of December 31, 2005 and 2004, and condensed statements of income and cash flows for the years ended December 31, 2005, 2004, and 2003, for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

                                BALANCE SHEETS
                          December 31, 2005 and 2004
                  ASSETS                        2005      2004
Cash and due from banks                      $ 1,109    $ 1,044
Investment in Peoples State Bank              42,298     33,056
Other assets                                     359         32

TOTAL ASSETS                                 $43,766    $34,132

   LIABILITIES AND STOCKHOLDERS' EQUITY

Junior subordinated debentures               $ 7,732    $     0
Accrued dividends payable                        529        516
Other liabilities                                 20          0
Total stockholders' equity                    35,485     33,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $43,766    $34,132

                             STATEMENTS OF INCOME
                 Years Ended December 31, 2005, 2004, and 2003

                                                       2005     2004     2003
Income:
   Dividends from Peoples State Bank                 $1,875   $1,822   $1,361
   Dividends from other investments                      16       10       20
   Interest                                               6        3        4

   Total income                                        1,897   1,835    1,385

Expenses:
   Interest expense on junior subordinated debentures   231        0        0
   Transfer agent and shareholder communication          38       42       40
   Other                                                 65       78       74

   Total expenses                                       334      120      114

Income before income taxes and equity in
   undistributed net income of Peoples State Bank     1,563    1,715    1,271
Provision for income tax benefit                       (109)     (29)     (30)

Net income before equity in undistributed
   net income of Peoples State Bank                   1,672    1,744    1,301
Equity in undistributed net income of
   Peoples State Bank                                 2,668    1,782    3,505

Net income                                           $4,340   $3,526   $4,806

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2005, 2004, and 2003

                                                            2005     2004     2003
Increase (decrease) in cash and due from
  banks:
    Cash flows from operating activities:
      Net income                                          $4,340   $3,526   $4,806
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Equity in undistributed net income of
            Peoples State Bank                            (2,668)  (1,782)  (3,505)
          (Increase) decrease in other assets                (76)       0        2
          Increase in other liabilities                       20        0        0
          Increase (decrease) in dividends payable            13       14     (123)

    Net cash provided by operating activities              1,629    1,758    1,180

    Cash flows from investing activities -
      Investment in Peoples State Bank                    (7,500)       0        0

    Cash flows from financing activities:
      Proceeds from issuance of junior subordinated
        debentures                                         7,481        0        0
      Dividends declared                                  (1,060)  (1,034)    (998)
      Proceeds from stock options issued
         out of treasury                                      48       63        0
      Proceeds from stock shares issued
         to Peoples State Bank out of treasury
         used to pay Directors' fees                           3        8       45
      Purchase of treasury stock                            (536)    (628)    (553)

    Net cash provided by (used in) financing activities    5,936   (1,591)  (1,506)

Net increase (decrease) in cash and due
  from banks                                                  65      167     (326)
Cash and due from banks at beginning                       1,044      877    1,203

Cash and due from banks at end                            $1,109   $1,044     $877

                   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                              THREE MONTHS ENDED
                                   March 31   June 30   Sept 30   Dec 31
               2005
Interest income                     $5,964    $6,340   $6,606    $6,854
Interest expense                     2,444     2,758    3,098     3,355
Net interest income                  3,520     3,582    3,508     3,499
Provision (credit) for loan losses     150        30      (50)       30
Noninterest income                     803       947      906       812
Net income                           1,040     1,171    1,066     1,063
Basic earnings per share *            0.60      0.68     0.62      0.62
Diluted earnings per share *          0.60      0.68     0.62      0.62

               2004

Interest income                     $5,304    $5,458   $5,638    $5,802
Interest expense                     1,830     1,941    2,117     2,225
Net interest income                  3,474     3,517    3,521     3,577
Provision for loan losses              240       240      195       180
Noninterest income                     740       855      764       764
Net income                             954       782      747     1,043
Basic earnings per share *            0.55      0.45     0.43      0.61
Diluted earnings per share *          0.55      0.45     0.43      0.60

               2003

Interest income                     $5,293    $5,258   $5,241    $5,258
Interest expense                     2,061     1,990    1,935     1,883
Net interest income                  3,232     3,268    3,306     3,375
Provision for loan losses              225       240      240       130
Noninterest income                   1,122       726    1,143     1,120
Net income                           1,224     1,057    1,235     1,290
Basic earnings per share*             0.70      0.61     0.71      0.74
Diluted earnings per share*           0.70      0.60     0.71      0.74

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding

                                       84

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

ITEM 9B.  OTHER INFORMATION.

Not applicable.
                                       85
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB's proxy statement dated March 10, 2006 relating to the 2006 annual meeting of stockholders (the "2006 Proxy Statement") under the subcaption "Election of Directors - Election of Directors."

Information relating to the identification of executive officers of PSB is found in Part I of this Annual Report on Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Beneficial Ownership of Common Stock -
Section 16(a) Beneficial Ownership Reporting Compliance."

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

In order to qualify as an "audit committee financial expert," a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. PSB's size and geographic location make it difficult to recruit directors who have these specific qualifications. While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB's market area and an understanding of PSB's customer base, in addition to meeting the other general criteria described in the 2006 Proxy Statement under "Election of Directors - Nominations - Qualifications," and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics. Moreover, the Committee has the authority under its
                                       86
charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise. The Board will consider any potential candidates who meet its current general qualification criteria and those of an "audit committee financial expert," but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee's charter.

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "The Board of Directors - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to (1) the disclosure in the 2006 Proxy Statement beginning under the caption "Executive Officer Compensation," through the disclosure under the subcaption, "- Employment and Change of Control Agreements," and (2) the disclosure in the 2006 Proxy Statement under the subcaption "- Committee's Report on Compensation Policies - Compensation Committee and Board Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2006 Proxy Statement beginning under the caption "Beneficial Ownership of Common Stock" and ending at the subcaption "-
Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2005, information with respect to compensation plans under which PSB's common stock is authorized for issuance:

Plan category  Number of securities to   Weighted-average      Number of securities
               be issued upon exercise   exercise price of   remaining available for
               of outstanding options,  outstanding options,  future issuance under
               warrants and rights      warrants and rights  equity compensation plans
                                                              (excluding securities
                                                              reflected in column(a))
                         (a)                   (b)                   (c)
Equity compensation
plans approved by
security holders        20,971                $16.06                  0

Equity compensation
plans not approved by
security holders             0                   n/a                 n/a


Total                   20,971                $16.06                  0

                                       87
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "The Board of Directors - The Board - Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the fees and services of PSB's principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaptions "Audit Committee Report and Related Matters - Independent Auditor and Fees," and "- Audit Committee Pre-Approval Policies."
                                       88
                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report.

(1) The following consolidated financial statements of PSB and the Independent Auditors' Report thereon are filed as part of this report:

       (i)   Consolidated Balance Sheets as of December 31, 2005 and 2004
       (ii) Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
       (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
       (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
       (v)   Notes to Consolidated Financial Statements

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

       3.2 Bylaws (incorporated by reference to Exhibit 3.1 to PSB's Current Report on Form 8-K dated February 21, 2006)

       4.1 Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to PSB's Current Report on Form 8-K dated June 28, 2005)

       4.2 Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to PSB's Current Report on Form 8-K dated June 28, 2005)

       4.3 Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the form of trust preferred securities (incorporated by reference to Exhibit 1.3 to PSB's Current Report on Form 8-K dated June 28, 2005)

       10.1  Bonus Plan of Directors of the Bank (incorporated by reference to
             Exhibit 10.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
                                       89
       10.2 Non-Qualified Retirement Plan for Directors of the Bank (incorporated by reference to Exhibit 10.2 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

       10.3 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to PSB's Annual Report on Form 10-K for the year ended December 31, 2004)*

       10.4 2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

       10.5 Employment and Change of Control Agreement with David K. Kopperud (incorporated by reference to Exhibit 10.5 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

       10.6 Amendment No. 1 to Employment Agreement of David K. Kopperud (incorporated by reference to Exhibit 10.1 to PSB's Current Report on Form 8-K dated April 12, 2005)

       10.7 Employment and Change of Control Agreement with David A. Svacina (incorporated by reference to Exhibit 10.6 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

       10.8 Amendment No. 1 to Employment Agreement of David A. Svacina (incorporated by reference to Exhibit 10.2 to PSB's Current Report on Form 8-K dated April 12, 2005)

       10.9 Employment and Change of Control Agreement with Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

       10.10 Amendment No. 1 to Employment Agreement of Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to PSB's Current Report on Form 8-K dated April 12, 2005)

       10.11 Directors Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.1 to PSB's Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

       10.12 Executive Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.9 to PSB's Annual Report on Form 10-K for the year ended December 31, 2004)*

       10.13 Amendment to Executive Deferred Compensation Plan - David K. Kopperud (incorporated by reference to Exhibit 10.1 to PSB's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2005)*

       10.14 Amendment to Executive Deferred Compensation Plan - David A. Svacina (incorporated by reference to Exhibit 10.2 to PSB's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2005)*

       10.15 Incentive Deferred Bonus Plan (incorporated by reference to
             Exhibit 10.10 to PSB's Annual Report on Form 10-K for the year ended December 31, 2004)*
                                       90
       10.16 Survivor Income Plan (incorporated by reference to Exhibit 10.11 to PSB's Annual Report on Form 10-K for the year ended December 31, 2004)*

       10.17 Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to PSB's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

       21.1 Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to PSB's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

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

       *Denotes Executive Compensation Plans and Arrangements.

(b)    Exhibits.

       See Item 15(a)(3).

(c)    Financial Schedules.

       Not applicable.
                                       91
                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PSB Holdings, Inc.


March 10, 2006                          By: DAVID K. KOPPERUD
                                            David K. Kopperud, President
                                            and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 10th day of March, 2006.

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

GORDON P. CONNOR                        PATRICK L. CROOKS
Gordon P. Connor                        Patrick L. Crooks

WILLIAM J. FISH                         CHARLES A. GHIDORZI
William J. Fish                         Charles A. Ghidorzi

GORDON P. GULLICKSON                    JOHN H. SONNENTAG
Gordon P. Gullickson                    John H. Sonnentag

THOMAS R. POLZER                        THOMAS A. RIISER
Thomas R. Polzer                        Thomas A. Riiser

WILLIAM M. REIF
William M. Reif

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-K
                                      OF
                              PSB HOLDINGS, INC.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))

       The following exhibits are filed as part of this report:

       23.1  Consent of Wipfli LLP

       31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002
                                       93