Form 10-Q
period 2006-03-31
PSB HOLDINGS INC /WI/
filed 2006-05-15
CIK 948368

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

   (Mark One)
(checked box) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2006

                                      OR

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

     The number of common shares outstanding at May 2, 2006 was 1,702,748.

               PSB HOLDINGS, INC.

                                   FORM 10-Q

                         Quarter Ended March 31, 2006


                                                                       Page No.
PART I.     FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets
             March 31, 2006 (unaudited) and December 31,
             2005 (derived from audited financial statements)               1

             Consolidated Statements of Income
             Three Months Ended March 31, 2006 and 2005 (unaudited)         2

             Consolidated Statement of Changes in Stockholders' Equity
             Three Months Ended March 31, 2006 (unaudited)                  3

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2006 and 2005 (unaudited)         4

             Notes to Consolidated Financial Statements                     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    26

    Item 4.  Controls and Procedures                                       26


PART II. OTHER INFORMATION

    Item 1A. Risk Factors                                                  27

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   27

    Item 6.  Exhibits                                                      27

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PSB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 unaudited, December 31, 2005 derived from audited financial statements

                                                                     March 31,   December 31,
(dollars in thousands, except per share data)                          2006          2005
ASSETS
Cash and due from banks                                           $  10,314     $  15,708
Interest-bearing deposits and money market funds                      1,400           988
Federal funds sold                                                        -         9,908
Cash and cash equivalents                                            11,714        26,604

Securities available for sale (at fair value)                        83,896        81,501
Loans held for sale                                                       -             -
Loans receivable, net of allowance for loan losses of $4,324
   and $4,180, respectively                                         378,635       372,411
Accrued interest receivable                                           2,368         2,245
Foreclosed assets                                                       882           373
Premises and equipment                                               12,454        12,632
Mortgage servicing rights, net                                          893           880
Federal Home Loan Bank stock (at cost)                                3,017         3,017
Cash surrender value of bank-owned life insurance                     4,851         4,805
Other assets                                                          1,621         1,690

TOTAL ASSETS                                                       $500,331      $506,158

LIABILITIES
Non-interest-bearing deposits                                     $  55,746     $  61,345
Interest-bearing deposits                                           340,088       339,191
   Total deposits                                                   395,834       400,536

Federal Home Loan Bank advances                                      52,000        54,000
Other borrowings                                                      5,941         4,497
Junior subordinated debentures                                        7,732         7,732
Accrued expenses and other liabilities                                2,844         3,908

   Total liabilities                                                464,351       470,673

STOCKHOLDERS' EQUITY
Common stock - no par value with a stated value of $1 per share:
   Authorized - 3,000,000 shares
   Issued - 1,887,179 shares                                          1,887         1,887
Additional paid-in capital                                            9,647         9,655
Retained earnings                                                    29,299        28,561
Accumulated other comprehensive loss                                   (680)         (542)
Treasury stock, at cost - 184,431 and 181,608 shares, respectively   (4,173)       (4,076)

   Total stockholders' equity                                        35,980        35,485

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $500,331      $506,158

                                       1

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                                  March 31,
(dollars in thousands, except per share data) - Unaudited    2006          2005
Interest and dividend income:
   Loans, including fees                                   $6,111        $5,203
   Securities:
      Taxable                                                 604           452
      Tax-exempt                                              254           241
   Other interest and dividends                               107            68

         Total interest and dividend income                 7,076         5,964

Interest expense:
   Deposits                                                 2,936         1,811
   FHLB advances                                              534           550
   Other borrowings                                            28            83
   Junior subordinated debentures                             113           -

         Total interest expense                             3,611         2,444

Net interest income                                         3,465         3,520
Provision for loan losses                                     135           150
Net interest income after provision for loan losses         3,330         3,370

Noninterest income:
   Service fees                                               295           260
   Mortgage banking                                           207           155
   Investment and insurance sales commissions                 135           170
   Net gain on sale of securities                               -             6
   Increase in cash surrender value of life insurance          46            20
   Change in fair value of interest rate swap                (205)          -
   Other noninterest income                                   144           192

         Total noninterest income                             622           803

Noninterest expense:
   Salaries and employee benefits                           1,814         1,629
   Occupancy and facilities                                   472           445
   Data processing and other office operations                180           172
   Advertising and promotion                                   43            63
   Other noninterest expenses                                 433           331

        Total noninterest expense                           2,942         2,640

Income before provision for income taxes                    1,010         1,533
Provision for income taxes                                    272           493

Net income                                                 $  738        $1,040
Basic earnings per share                                   $ 0.43        $ 0.60
Diluted earnings per share                                 $ 0.43        $ 0.60

                                       2

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Three months ended March 31, 2006 - Unaudited

                                                                Accumulated
                                            Additional             Other
                                    Common   Paid-in  Retained Comprehensive Treasury
(dollars in thousands)               Stock   Capital  Earnings     Loss       Stock   Totals
Balance January 1, 2006              $1,887   $9,655   $28,561    $(542)    $(4,076) $35,485

Comprehensive income:
   Net income                                              738                           738
   Unrealized loss on securities
  available for sale, net of tax                                   (138)                (138)

         Total comprehensive income                                                      600

Purchase of treasury stock                                                     (123)    (123)
Proceeds from stock options issued
  out of treasury                                 (8)                            26       18

Balance March 31, 2006               $1,887   $9,647   $29,299    $(680)    $(4,173) $35,980

PSB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2006 and 2005 - Unaudited
(dollars in thousands)                                          2006         2005
Cash flows from operating activities:

   Net income                                               $    738     $  1,040
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and net amortization         421          396
         Provision for loan losses                               135          150
         Deferred net loan origination costs                    (131)        (137)
         Gain on sale of loans                                   (89)        (110)
         Provision for servicing right valuation allowance       (13)          13
         Gain on sale of premises and equipment                   (1)          (2)
         Gain on sale of foreclosed assets                         -           (2)
         Gain on sale of securities                                -           (6)
         Increase in cash surrender value of life insurance      (46)         (20)
         FHLB stock dividends                                      -          (39)
         Changes in operating assets and liabilities:
            Accrued interest receivable                         (123)        (199)
            Other assets                                         136         (250)
            Other liabilities                                 (1,064)        (238)

   Net cash provided by (used in) operating activities           (37)         596

Cash flows from investing activities:

   Proceeds from sale and maturities of:
      Securities available for sale                            1,793        3,476
   Payment for purchase of:
      Securities available for sale                           (4,407)      (6,598)
   Net increase in loans                                      (6,825)     (18,210)
   Capital expenditures                                          (52)        (346)
   Proceeds from sale of premises and equipment                    1            2
   Proceeds from sale of foreclosed assets                         -            2
   Purchase of bank-owned life insurance                           -       (4,562)

   Net cash used in investing activities                      (9,490)     (26,236)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Cash flows from financing activities:

   Net decrease in non-interest-bearing deposits              (5,599)      (3,177)
   Net increase in interest-bearing deposits                     897       10,336
   Proceeds from long-term FHLB advances                       4,000        8,000
   Repayments of long-term FHLB advances                      (6,000)      (8,000)
   Net increase in other borrowings                            1,444        6,479
   Proceeds from issuance of stock options                        18           48
   Purchase of treasury stock                                   (123)        (192)

   Net cash provided by (used in) financing activities        (5,363)      13,494

Net decrease in cash and cash equivalents                    (14,890)     (12,146)
Cash and cash equivalents at beginning                        26,604       23,324

Cash and cash equivalents at end                            $ 11,714     $ 11,178

Supplemental cash flow information:

Cash paid during the period for:
      Interest                                              $  3,560     $  2,339
      Income taxes                                               435          135

Noncash investing and financing activities:

      Loans charged off                                     $      1     $      6
      Loans transferred to foreclosed assets                     509          281

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in PSB's Annual Report on Form 10-K for the year ended December 31, 2005, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 - STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders. As of March 31, 2006, 19,794 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.07 per share.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.
                                       6
Presented below are the calculations for basic and diluted earnings per share:

                                                                  Three months ended
                                                                       March 31,
(dollars in thousands, except per share data) - Unaudited        2006           2005
Net income                                                    $      738      $     1,040

Weighted average shares outstanding                            1,705,290        1,721,058
Effect of dilutive stock options outstanding                       9,831           10,558

Diluted weighted average shares outstanding                    1,715,121        1,731,616

Basic earnings per share                                      $     0.43      $      0.60
Diluted earnings per share                                    $     0.43      $      0.60

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2006 and 2005 is as follows:

                                                    Three months ended
                                                         March 31,
(dollars in thousands) - Unaudited                 2006             2005
Net income                                  $        738       $    1,040
Unrealized loss on securities
  available for sale, net of tax                    (138)            (574)
Reclassification adjustment for security
  gain included in net income, net of tax            -                 (4)

Comprehensive income                        $        600       $      462

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs less loans in process and the allowance for loan losses.

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.
                                       7
Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the underlying loan.

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

NOTE 6 - FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis.
Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.
                                       8
NOTE 7 - INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB's federal income tax returns for 1999 through 2002, and has disallowed a portion of Peoples State Bank's (the "Bank") interest deductions for such years. The IRS asserts that PSB owes an additional $184,000 of tax and interest (computed with interest through November 15, 2005). The IRS's contention is that municipal bonds owned by the Bank's Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank's allowable interest expense. The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries. In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment. PSB believes all tax returns are correct as filed and, at this time, no additional tax expense for this adjustment has been recorded.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 9 - CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
                                       9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Dollar amounts are in thousands, except per share amounts. This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on March 31, 2006, and any reference to "PSB" refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Forward-Looking Statements" in Item I of PSB's Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K") and, from time to time, in PSB's other filings with the Securities and Exchange Commission. PSB does not intend to update forward-looking statements. Additional risk factors relating to an investment in PSB common stock are described under Item 1A of the 2005 Form 10-K.

EXECUTIVE OVERVIEW

This overview summarizes PSB's financial trends and the primary opportunities and challenges faced by management. It is intended to assist the reader in better understanding these trends and management's plan to address them. In addition, the near-term issues on which management is most focused are outlined in general terms as a backdrop for more detailed statistical analysis presented in this Quarterly Report on Form 10-Q.

2006 first quarter net income was $.43 per diluted share, or $738, as compared to $.60 per diluted share, or $1,040, in the first quarter of 2005. Earnings for the quarter ended March 31, 2006 included a special item from recording an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit. Marking the swap to fair value added $205 of expense. The net effect of this item was a decrease of $.07 per share, or $124. Excluding this item, diluted earnings per share would have been $.50 for the quarter ended March 31, 2006.

Earnings for the prior year quarter ended March 31, 2005 included two special items. First, a pre-tax realized gain of $70 was realized on sale of Pulse ATM stock. Secondly, collection expenses were reduced $101 from a recovery of collection expenses recorded in 2004. The net effect of these items was an increase of $.06 per share, or $104. Without these items, diluted earnings per share would have been $.54 for the quarter ended March 31, 2005.

Including all special items, return on average assets based on net income for the first quarter 2006 was .60% as compared to .91% for the same period in 2005. Return on equity based on net income for the first quarter 2006 was 8.34% as compared to 12.41% for March 2005.

PSB's provision for loan losses was $135 in the first quarter of 2006, versus $150 in the same period last year. Credit quality remained stable during the March 2006 quarter, but provisions for loan losses increased over those seen during the June 2005 through December 2005 quarters due to loan growth. During 2005, provisions were low due in part to favorable resolution of some long-term problem loans that carried specific loss reserves. Going forward, quarterly provisions for loan losses are expected to be similar to that recorded in the March 2006 quarter. During the quarter ended March 31, 2006, a loan relationship of $748 was placed on nonaccrual status, representing 30% of nonaccrual loans at quarter-end. Other real estate owned increased $509 during the March 2006 quarter from the addition of two unrelated properties previously reported as nonaccrual loans.
                                       10
Cash levels declined during the March 2006 quarter as loans and securities increased while maturing wholesale funds and FHLB advances were not renewed. This activity eliminated the federal funds sold excess position that was carried for much of the past nine months. Going forward, investment securities are expected to remain flat with net loan growth expected to remain similar to the March 2006 quarter. Funding of loan growth is expected to come from a mix of local deposits and wholesale borrowings as dictated by local market conditions. If loan growth exceeds the pace seen during the March 2006 quarter and competition prevents substantial increases in local deposits, use of wholesale funding will increase, lowering the amount of available but unused liquidity as a percent of assets compared to prior years. Increased use of wholesale funding would also place pressure on net interest margin on future net earning asset growth.

PSB's commercial treasury management initiative has increased average non-interest bearing and interest bearing demand deposits and savings by 16.0% in the March 2006 quarter compared to March 2005. During this period, average assets increased 8.0%. However, many of these deposits are in newly marketed high yield accounts that have provided funds at a cost less than wholesale funds, but substantially greater than on PSB's other core deposits. Improvements in cost of funds from these local deposits compared to wholesale funding have not yet offset the impact of accompanying thinly priced commercial loan growth.

Tax adjusted net interest margin was 3.10% during the March 2006 quarter compared to 3.09% in the December 2005 quarter and 3.40% during the March 2005 quarter. The March 2006 quarter saw an increasing margin for the first time in eight previous quarters. However, net margin is expected to remain under pressure despite rising Federal Reserve discount rates due to competitive deposit pricing pressures, effects of the flat yield curve, and shifts in the deposit mix to higher yielding core accounts. The March 2006 quarter saw certain deposits from existing customers migrate to PSB's new, higher yielding money market account. Loan yield in the quarter ended March 31, 2006 was 6.55% compared to 5.91% a year ago, an increase of 64 basis points. Cost of interest-bearing deposits was 3.44% during the first quarter 2006 compared to 2.30% a year ago, an increase of 114 basis points.

During 2005, PSB entered into an interest rate swap to convert its fixed rate liability for a $10,000 brokered certificate of deposit to a variable rate. During 2005, PSB applied the "short-cut method" of fair value hedge accounting under Statement of Financial Accounting Standard No. 133, Accounting for
Derivative Instruments and Hedging Activities ("FAS 133").   During the March
2006 quarter, PSB determined this swap did not qualify for the "short-cut method" because in retrospect the related broker fee paid by the swap counterparty was determined to have caused the swap not to have a zero value at inception (which is required under FAS 133 to qualify for the "short-cut method"). Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, the brokered certificate, as an offset to the mark-to-market adjustment on the related interest rate swap.

Hedge accounting under FAS 133 is not allowed for 2005 because the hedge documentation required for the "long-haul method" was not in place at the inception of the hedge. In addition, because current and prospective hedge effectiveness testing does not show the hedge to be "highly effective" in offsetting the change in fair value of the certificate, management determined the use of hedge accounting will likely not be allowed in future periods. Eliminating the application of fair value hedge accounting in the March 2006 quarter reversed the fair value adjustment that was made to the brokered certificate, generating a charge of $205 ($124 after tax benefits) during the quarter. Approximately $168 of this charge ($102 after tax benefits) was related to activity during 2005 which was not restated to prior periods due to the insignificant impact on previously reported 2005 results. The swap continues to be economically effective and any swap liability provision to expense represents a temporary non-cash timing difference to be recovered in future periods before swap maturity in October 2008.

Declining net income compared to prior quarters is due to rising non-interest expenses while income remains flat. Wage and benefits expense has driven non-interest expense growth as all other expenses except wages and benefits have been stable compared to the previous three quarters. Wages and benefits during the March
                                       11
2006 quarter were $154, or 9.3% greater than the average for the prior three quarters ending December 31, 2005. This increase has been driven by an increase in total FTEs of 13 positions since March 2005 to a total of 147 FTEs at March 31, 2006, and a 60% increase (increase of $86 per quarter) in health insurance expense compared to the prior three quarters ended December 31, 2005. PSB will soon complete a formal review of all employee positions. This initiative has already resulted in some employee attrition primarily in non-customer contact positions and additional attrition is likely to occur.

DETAILED MANAGEMENT DISCUSSION AND ANALYSIS

BALANCE SHEET

At March 31, 2006, total assets were $500,331, an decrease of $5,827, or 1.2%, under December 31, 2005. Changes in assets since December 31, 2005 consisted of:

                                                            Three months ended
Increase (decrease) in assets ($000s)                         March 31, 2006
                                                             $            %
Commercial, industrial and agricultural loans         $   6,729         7.8%
Investment securities                                     2,395         2.9%
Other assets (various categories)                           759         2.1%
Residential real estate mortgage loans                      636         0.7%
Bank-owned life insurance                                    46         1.0%
Commercial real estate mortgage loans                    (1,502)       -0.9%
Cash and cash equivalents                               (14,890)      -56.0%

Total decrease in assets                               $ (5,827)       -1.2%

Net loans increased $6,224 during March 2006 over December 31, 2005, a growth rate of 1.7%. The decline in total assets was from a reduction in federal funds sold as certain wholesale funding maturities were not renewed. Increases in net loans are expected to drive asset growth during the remainder of 2006. PSB continued to emphasize non real estate commercial loans during the first quarter 2006, and growth in this type of loan represented approximately 78% of the total net increase in loans and securities during the quarter. Commercial lending growth as a percent of total asset growth is not anticipated to continue at this pace during all of 2006.

The decrease in net assets impacted funding sources since December 31, 2005 as follows:

                                                           Three months ended
Increase (decrease) in liabilities and equity ($000s)        March 31, 2006
                                                             $            %
Other borrowings                                       $  1,444        32.1%
Retail certificates of deposit > $100                       536         1.0%
Stockholders' equity                                        495         1.4%
Other liabilities (various categories)                   (1,064)      -27.2%
FHLB advances                                            (2,000)       -3.7%
Core deposits (including MMDA)                           (2,413)       -0.9%
Wholesale certificates of deposit                        (2,825)       -4.1%

Total decrease in liabilities and stockholders' equity $ (5,827)       -1.2%

                                       12
During the quarter, seasonal local deposit growth from municipalities allowed certain FHLB advances and brokered certificates to mature without being renewed. However, as loans grow during 2006, wholesale borrowings are expected to increase as competitive pressures make substantial local deposit growth difficult in future quarters.

Table 1:  Period-End Loan Composition

                                                   March 31,          March 31,      December 31, 2005
                                              Dollars   Dollars  Percentage of total          Percentage
(dollars in thousands)                          2006      2005       2006   2005   Dollars    of total
Commercial, industrial and agricultural      $ 92,799  $ 83,483     24.2%  22.8%   $ 86,070     22.9%
Commercial real estate mortgage               174,091   169,108     45.5%  46.2%    175,593     46.5%
Residential real estate mortgage               96,587    95,006     25.2%  25.9%     95,951     25.5%
Residential real estate loans held for sale         -       274      0.0%   0.1%          -      0.0%
Consumer home equity                           12,724    12,203      3.3%   3.3%     13,058      3.5%
Consumer and installment                        6,758     6,379      1.8%   1.7%      5,919      1.6%

Totals                                       $382,959  $366,453    100.0% 100.0%   $376,591    100.0%

The loan portfolio is PSB's primary asset subject to credit risk. PSB's process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets increased $507 (16.1%) to $3,655 at March 31, 2006 from $3,148 at December 31, 2005. Nonperforming loans also include restructured loans until six consecutive monthly payments are received under the new loan terms. Total nonperforming assets as a percentage of total assets increased to .73% from .62% at December 31, 2005, and increased from ..64% at March 31, 2005. PSB also tracks delinquencies on a contractual basis quarter to quarter. Loans contractually delinquent 30 days or more as a percentage of gross loans were .75% at March 31, 2006 compared to .98% at December 31, 2005, and .59% at March 31, 2005. The allowance for loan losses was 1.13% of gross loans at March 31, 2006 compared to 1.11% at December 31, 2005, and 1.18% at March 31, 2005. During the March 2006 quarter, a loan relationship of $748 was placed on nonaccrual status, representing 30% of total nonaccrual loans at March 31, 2006.

Table 2:  Allowance for Loan Losses

                                                    Three months ended
                                                         March 31,
(dollars in thousands)                        2006                   2005
Allowance for loan losses at beginning     $ 4,180                $ 4,157

Provision for loan losses                      135                    150
Recoveries on loans previously charged-off      10                      2
Loans charged off                               (1)                    (6)

Allowance for loan losses at end           $ 4,324                $ 4,303

                                       13
Nonperforming assets include: 1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 3:  Nonperforming Assets

                                                              March 31,        Dec. 31,
(dollars in thousands)                                   2006        2005       2005
Nonaccrual loans                                      $ 2,457     $ 2,148     $ 2,393
Accruing loans past due 90 days or more                     -           -           -
Restructured loans not on nonaccrual                      316         576         382

Total nonperforming loans                               2,773       2,724       2,775
Foreclosed assets                                         882         287         373

Total nonperforming assets                            $ 3,655     $ 3,011     $ 3,148

Nonperforming loans as a % of gross loans receivable     0.72%       0.74%       0.74%

Total nonperforming assets as a % of total assets        0.73%       0.64%       0.62%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB's need for cash at a reasonable cost. PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Deposit growth is the primary source of funding. Retail and local deposits continue to comprise the bulk of asset funding and were 65.9% of total assets at March 31, 2006 compared to 65.5% of total assets at December 31, 2005 and 66.2% at March 31, 2005. Federal Home Loan Bank advances and broker and national certificates of deposit continue to represent a significant portion of PSB's total funding ability, and are expected to increase as a percentage of assets during the remainder of 2006.

Table 4:  Period-end Deposit Composition

                                             March 31,               December 31,
(dollars in thousands)                         2006              2005             2005
                                           $        %         $         %         $       %
Non-interest bearing demand           $ 55,746     14.1%  $ 48,458    13.3%  $ 61,345    15.3%
Interest-bearing demand and savings      84,11    421.2%    72,276    19.8%    79,644    19.9%
Money market deposits                   64,704     16.3%    67,576    18.4%    66,625    16.6%
Retail time deposits less than $100     69,835     17.6%    65,975    18.1%    69,198    17.3%

Total core deposits                    274,399     69.2%   254,285    69.6%   276,812    69.1%
Retail time deposits $100 and over      55,137     13.9%    55,884    15.3%    54,601    13.6%
Broker & national time deposits
   less than $100                        1,529      0.4%     3,507     1.0%     1,727     0.4%
Broker & national time deposits $100
   and over                             64,769     16.5%    51,708    14.1%    67,396    16.9%

Totals                                $395,834    100.0%  $365,384   100.0%  $400,536   100.0%

                                       14
A significant portion of the increase in core deposits over the prior periods came from high yield interest bearing demand (NOW) and money market deposits from local governments, companies, and private individuals. Some of these deposits are required to be collateralized and all carry an interest rate that adjusts with the overall market. Because the local governmental entities are dependent on local tax revenue and state funding for operations, balances within these accounts may be cyclical during the year. However, high-yield NOW and money market deposits increased $17,022, or 39% to $60,688 at March 31, 2006 from $43,666 at March 31, 2005. These high yield accounts have tiered interest rates which pay the highest rate only on account balances generally in excess of $100, but such highest rates are less than equivalent wholesale funding offerings.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of Table 4 above, these certificates are included in retail time deposits $100 and over and totaled $11,077 at March 31, 2006, $10,697 at December 31, 2005, and $7,671 at
March 31, 2005. Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB's quarterly regulatory call reports.

PSB's policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets. Broker and national deposits as a percentage of total assets was 13.3%, 13.7%, and 11.8% at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The majority of the percentage increase in brokered certificates since March 31, 2005 was from one $10,000 transaction closed during April 2005. Broker deposits as a percentage of total assets is expected to increase for the remainder of 2006 as local deposit growth is not expected to fund anticipated loan growth.

Table 5:  Summary of Balance by Significant Deposit Source

                                                         March 31,         Dec. 31,
(dollars in thousands)                              2006         2005        2005
Total time deposits $100 and over                $119,906     $107,592    $121,997
Total broker and national time deposits            66,298       55,215      69,123
Total retail time deposits                        124,972      121,859     123,799
Core deposits, including money market deposits    274,399      254,285     276,812

Table 6:  Change in March 31, 2006 Deposit Balance since Prior Period Ended

                                                    March 31, 2005     December 31, 2005
(dollars in thousands)                               $        %          $         %
Total time deposits $100 and over                 $12,314   11.4%    $(2,091)    -1.7%
Total broker and national time deposits            11,083   20.1%     (2,825)    -4.1%
Total retail time deposits                          3,113    2.6%      1,173      0.9%
Core deposits, including money market deposits     20,114    7.9%     (2,413)    -0.9%

                                       15

Table 7:  Available but Unused Funding Sources other than Retail Deposits:

                                                   March 31, 2006       December 31, 2005
                                            Unused, but      Amount   Unused, but   Amount
(dollars in thousands)                       Available        Used     Available     Used
Overnight federal funds purchased            $ 30,088      $  2,412    $ 32,500  $      -
FHLB advances under blanket mortgage lien      29,556        52,000      27,616    54,000
Repurchase agreements                          10,318         3,529      27,081     4,497
Wholesale market time deposits                 33,768        66,298      32,109    69,123

Total available but unused funds             $103,730      $124,239    $119,306  $127,620

Funding as a percent of total assets             20.7%         24.8%       23.6%     25.2%

Total FHLB advances in excess of approximately $60,000 require the purchase of additional FHLB stock equal to 5% of the advance amount. Under the FHLB's current capital plan, FHLB stock dividends have declined to a return near 3% of outstanding stock par value. Therefore, significant additional FHLB advances may carry additional cost relative to other wholesale borrowing alternatives due to the lower than market stock dividend rate currently paid.

Table 8 below presents maturity repricing information as of March 31, 2006. The following repricing methodologies should be noted:

1. Money market deposit accounts are considered fully repriced within 90 days. Certain NOW and savings accounts are considered "core" deposits as they are generally insensitive to interest rate changes. These deposits are generally considered to reprice beyond five years.

2.    Nonaccrual loans are considered to reprice beyond five years.

3. Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

4. Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.
                                       16

Table 8:  Interest Rate Sensitivity Gap Analysis

                                                                      March 31, 2006
(dollars in thousands)           0-90 days  91-180 days 181-365 days 1-2 yrs Beyond 2-5 yrs  Beyond 5 yrs  Total
Earning assets:
   Loans                         $144,277    $ 33,717     $ 47,650   $ 59,270   $ 78,433      $ 19,612  $382,959
   Securities                       4,795       2,033       10,027     17,969     35,125        13,947    83,896
   FHLB stock                       3,017                                                                  3,017
   CSV bank-owned life ins.                                                                      4,851     4,851
   Other earning assets             1,400                                                                  1,400

Total                            $153,489    $ 35,750     $ 57,677   $ 77,239   $113,558      $ 38,410  $476,123
Cumulative rate
   sensitive assets              $153,489    $189,239     $246,916   $324,155   $437,713      $476,123

Interest-bearing liabilities
   Interest-bearing deposits     $153,202    $ 36,486     $ 45,507   $ 28,988   $ 38,153      $ 37,752  $340,088
   FHLB advances                                3,000        7,000     11,000     31,000                  52,000
   Other borrowings                 4,160                                 617      1,164                   5,941
   Junior subordinated
     debentures                                                                    7,732                   7,732

Total                            $157,362    $ 39,486     $ 52,507   $ 40,605   $ 78,049      $ 37,752  $405,761
Cumulative interest
   sensitive liabilities         $157,362    $196,848     $249,355   $289,960   $368,009      $405,761
Interest sensitivity gap for
   the individual period         $ (3,873)   $ (3,736)    $  5,170   $ 36,634   $ 35,509      $    658
Ratio of rate sensitive assets
   to rate sensitive liabilities
   for the individual period         97.5%       90.5%       109.8%     190.2%     145.5%        101.7%
Cumulative interest
   sensitivity gap               $ (3,873)   $ (7,609)    $ (2,439)  $ 34,195   $ 69,704      $ 70,362
Cumulative ratio of rate
   sensitive assets to rate
   sensitive liabilities             97.5%       96.1%        99.0%     111.8%     118.9%        117.3%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank's own liquidity needs and therefore are not guaranteed contractual funds. PSB's basic surplus, including available open line of credit FHLB advances not yet utilized at March 31, 2006, December 31, 2005, and March 31, 2005, was 5.4%, 10.6%, and 3.5% respectively. During the quarter ended March 31, 2006, basic surplus declined due in large part to pledging of securities for deposits from governmental entities, which reduced available net liquid assets. During the second quarter of 2006, increased FHLB borrowings by PSB are expected to be offset by increased
                                       17
available security collateral from a decline in seasonal municipal deposits and PSB anticipates a basic surplus near 5% at June 30, 2006.

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis. Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. The following table presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 9:  Net Interest Margin Rate Simulation Impacts

Period Ended:                            March 06       Dec 05      March 05
Cumulative 1 year gap ratio
   Base                                      99%          107%         97%
   Up 200                                    97%          105%         94%
   Down 200                                 107%          117%        102%

Change in Net Interest Income - Year 1
   Up 200 during the year                 -1.18%         0.69%       1.28%
   Down 200 during the year               -1.03%        -3.34%      -0.56%

Change in Net Interest Income - Year 2
   No rate change (base case)              5.36%         2.85%      -1.96%
   Following up 200 in year 1              3.57%         6.36%       2.46%
   Following down 200 in year 1            1.15%        -7.71%      -5.18%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. "Core" deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding. PSB's target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. At March 31, 2006, December 31, 2005, and March 31, 2005, PSB's core funding utilization ratio was projected to be 51%, 51% and 49%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2006 increased $495 to $35,980, or 1.4% from $35,485 at December 31, 2005. After stockholder stock buybacks of $123, net income retained during the three months ended March 31, 2006 was $615.
However, capital decreased $138 since December 31, 2005 from an increase in the unrealized loss on securities available for sale (net of tax effects) as increases in short-term rates reduced the value of fixed rate debt securities. Stockholders' equity included unrealized losses on securities available for sale, net of their tax effect, of $680 at March 31, 2006, compared to unrealized losses of $542 at December 31, 2005. All other net increases in capital totaled $18.
                                       18
The adequacy of PSB's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2006 and December 31, 2005, PSB's subsidiary bank's Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as "well-capitalized." Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Average tangible capital to average assets was 7.24% during the March 2006 quarter, 7.24% during the December 2005 quarter, and 7.25% during the March 2005 quarter.

PSB maintains an annual, ongoing share repurchase program of up to 1% of outstanding shares per year and 4,000 shares at $30.75 per share were purchased under this program during the quarter ended March 31, 2006. 1,177 shares of treasury stock were re-issued to fund an exercise of employee stock options, exercised at a price of $15.81 per share. PSB anticipates that it will purchase another 13,000 shares as part of the ongoing program during 2006 on the open market at prices then in effect.

Table 10:  Capital Ratios - Consolidated Holding Company

                                                                  March 31,         Dec. 31,
(dollars in thousands)                                       2006         2005        2005
Stockholders' equity                                       $ 35,980   $ 33,937    $ 35,485
Junior subordinated debentures, net                           7,500          -       7,500
Disallowed mortgage servicing right assets                      (89)       (82)        (88)
Unrealized loss on securities available for sale                680        194         542

Tier 1 regulatory capital                                    44,071     34,049      43,439
Add: allowance for loan losses                                4,324      4,303       4,180

Total regulatory capital                                   $ 48,395   $ 38,352    $ 47,619

Total assets                                               $500,331   $468,692    $506,158
Disallowed mortgage servicing right assets                      (89)       (82)        (88)
Unrealized loss on securities available for sale                680        194         542

Tangible assets                                            $500,922   $468,804    $506,612

Risk-weighted assets (as defined by current regulations)   $393,001   $368,398    $392,790

Tier 1 capital to average tangible assets (leverage ratio)     8.77%      7.33%       8.71%
Tier 1 capital to risk-weighted assets                        11.21%      9.24%      11.06%
Total capital to risk-weighted assets                         12.31%     10.41%      12.12%

                                       19
RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2006 was $738, or $.43 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2005 was $1,040, or $.60 per share for basic and diluted earnings per share. The March 2006 quarter saw declining earnings led by a $205 charge to record an interest rate swap at fair value. It was determined during the quarter that the hedge accounting previously applied on the swap and hedged broker certificate did not meet the requirements under current accounting rules. Therefore, the swap was marked to fair value while the hedged certificate was retained at net book value. After tax benefits, this charge decreased earnings $124. Quarterly net income before this special item was $862 in March 2006. Operating results for the first quarter of 2006 generated an annualized return on average assets of .60% (.70% before the swap adjustment) and an annualized return on average equity of 8.34% (9.75% before the swap adjustment), compared to .91% and 12.41% for the March 2005 quarter.

The quarter ended March 31, 2005 benefited from two special items. The first was a large recovery of collection expenses on a problem loan that increased net income $61. In addition, a payout of PSB's investment on the sale of the Pulse ATM system (a cooperative) to Discover Financial Services increased net income $42. Quarterly net income before these special collection items and all gains on sale of investment securities was $937 in March 2005.

The following Table 11 presents PSB's consolidated quarterly summary financial data.

Table 11:  Financial Summary
                                                                    Quarter ended
                                                   March 31,  Dec. 31      Sept 30,      June 30,    March 31,
(dollars in thousands, except per share data)        2006       2005          2005         2005         2005
EARNINGS AND DIVIDENDS:

  Net interest income                           $    3,465   $    3,499   $   3,508    $    3,582   $    3,520
  Provision for loan losses                     $      135   $       30   $     (50)   $       30   $      150
  Other noninterest income                      $      622   $      812   $     906    $      947   $      803
  Other noninterest expense                     $    2,942   $    2,736   $   2,884    $    2,780   $    2,640
  Net income                                    $      738   $    1,063   $   1,066    $    1,171   $    1,040

  Basic earnings per share(3)                   $     0.43   $     0.62   $    0.62    $     0.68   $     0.60
  Diluted earnings per share(3)                 $     0.43   $     0.62   $    0.62    $     0.68   $     0.60
  Dividends declared per share(3)               $        -   $     0.31   $       -    $     0.31   $        -
  Net book value per share                      $    21.13   $    20.81   $   20.81    $    20.27   $    19.77

  Semi-annual dividend payout ratio                    n/a        24.83%        n/a         24.06%        n/a
  Average common shares outstanding              1,705,290    1,710,720    1,712,771    1,714,134    1,721,058

BALANCE SHEET - AVERAGE BALANCES:

  Loans receivable, net of allowances for loss  $  375,179   $  366,224   $  369,489   $  367,948   $  354,136
  Assets                                        $  502,194   $  498,429   $  493,035   $  480,325   $  465,083
  Deposits                                      $  398,707   $  394,161   $  387,969   $  376,252   $  367,394
  Stockholders' equity                          $   35,867   $   35,756   $   35,143   $   34,665   $   33,989

PERFORMANCE RATIOS:

  Return on average assets(1)                         0.60%        0.85%        0.86%        0.98%        0.91%
  Return on average stockholders' equity(1)           8.34%       11.79%       12.03%       13.55%       12.41%
  Average tangible stockholders' equity to
     average assets(4)                                7.24%        7.24%        7.14%        7.22%        7.25%
  Net loan charge-offs to average loans               0.00%        0.01%        0.02%        0.01%        0.00%
  Nonperforming loans to gross loans                  0.72%        0.74%        0.71%        0.60%        0.74%
  Allowance for loan losses to gross loans            1.13%        1.11%        1.14%        1.15%        1.18%
  Net interest rate margin(1)(2)                      3.10%        3.09%        3.14%        3.32%        3.40%
  Net interest rate spread(1)(2)                      2.63%        2.61%        2.72%        2.96%        3.05%
  Service fee revenue as a percent of
     average demand deposits(1)                       2.29%        2.10%        2.10%        2.56%        2.19%
  Noninterest income as a percent
     of gross revenue                                 8.08%       10.59%       12.06%       13.00%       11.87%
  Efficiency ratio(2)                                69.42%       61.35%       63.25%       59.53%       59.11%
  Noninterest expenses to average assets(1)           2.38%        2.18%        2.32%        2.32%        2.30%

STOCK PRICE INFORMATION:
  High                                          $    31.05   $    30.70   $    32.00   $    31.85   $    32.20
  Low                                           $    30.50   $    29.75   $    30.65   $    30.63   $    31.85
  Market value at quarter-end                   $    30.80   $    30.70   $    30.70   $    30.75   $    31.85

(1) Annualized
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.
(4) Tangible stockholders' equity excludes the impact of cumulative other comprehensive income (loss).

                                       21
NET INTEREST INCOME

Net interest income is the most significant component of earnings. Tax adjusted net interest income decreased $47 (1.3%) from $3,663 for the quarter ended March 31, 2005 to $3,616 for the current quarter ended March 31, 2006, and declined $32 from $3,648 for the quarter ended December 31, 2005. Net interest income has been negatively impacted by a flat yield curve and local competitive pressures on deposit rates while loan growth consisted of lower margin high quality local commercial loans. Margin on earning assets declined from 3.40% in the March 2005 quarter to 3.10% during the March 2006 quarter compared to 3.09% in the recent December 2005 quarter. Asset yields have not kept pace with interest bearing funding yields which has decreased margin from a year earlier. Earning asset yields increased and were 6.20% at March 2006, 5.93% at December 2005, and 5.66% at March 2005. However, the cost of interest-bearing liabilities increased from 2.61% at March 2005 to 3.32% at December 2005, and 3.57% at March 2006.

The increase in funding costs has been led by interest-bearing core deposits (excluding retail certificates of deposit), whose rate increased from 1.30% at March 2005 to 2.19% at December 2005 to 2.70% at March 2006, an increase of 140 basis points compared to one year ago (the Federal Reserve discount rate increased 200 basis points during this same period). This increase in the cost of core deposits is due to several factors in addition to rising short term market rates. Sale of high yield, high balance accounts has increased such balances to approximately 41% of total interest-bearing demand and money market balances at March 31, 2006 compared to approximately 31% of such balances at March 31, 2005. The high yield accounts carry rates significantly greater than standard retail core accounts. In addition, approximately 47% of the growth in the high yield accounts during this period replaced run-off in traditional core accounts, significantly increasing the cost of such existing deposits. The majority of the run-off in traditional accounts was simply a repositioning by customers into the new high yield accounts. The pace of repositioning by existing customers to the high yield accounts appears to be slowing after significant movement during the March 2006 quarter.

During the March 2006 quarter, loans repriced at a pace approximating the changes in the 2 year to 5 year portion of the yield curve for the period.
This was a substantial improvement relative to the overall market compared to the December 2005 and September 2005 quarters. Taken with anticipated deposit funding cost increases, the net interest margin is expected to remain similar to that seen during the March 2006 and December 2005 quarters for the remainder of 2006 at a targeted earning asset growth rate near 6% to 8% for the entire year.

Table 12:  Net Interest Income Analysis

                                         Quarter ended March 31, 2006    Quarter ended March 31, 2005
                                         Average               Yield/     Average              Yield/
(dollars in thousands)                   Balance    Interest    Rate     Balance     Interest   Rate
Assets
Interest-earning assets:
   Loans(1)(2)                           $379,428    $6,131     6.55%    $358,351     $5,222    5.91%
   Taxable securities                      56,458       604     4.34%      46,739        452    3.92%
   Tax-exempt securities(2)                25,791       385     6.05%      24,511        365    6.04%
   FHLB stock                               3,017        19     2.55%       2,900         40    5.59%
   Other                                    7,909        88     4.51%       4,734         28    2.40%

   Total(2)                               472,603     7,227     6.20%     437,235      6,107    5.66%

Non-interest-earning assets:
   Cash and due from banks                 11,317                          13,473
   Premises and equipment, net             12,554                          12,517
   Cash surrender value insurance           4,822                           2,728
   Other assets                             5,147                           3,345
   Allowance for loan losses               (4,249)                         (4,215)

   Total                                 $502,194                        $465,083

Liabilities & stockholders' equity
Interest-bearing liabilities:
   Savings and demand deposits           $ 87,754      $595     2.75%    $ 72,611     $  239    1.33%
   Money market deposits                   66,580       433     2.64%      71,681        222    1.26%
   Time deposits                          192,059     1,908     4.03%     174,939      1,350    3.13%
   FHLB borrowings                         52,533       534     4.12%      48,889        550    4.56%
   Other borrowings                         3,928        28     2.89%      12,283         83    2.74%
   Junior subordinated debentures           7,732       113     5.93%

   Total                                  410,586     3,611     3.57%     380,403      2,444    2.61%

Non-interest-bearing liabilities:
   Demand deposits                         52,314                          48,163
   Other liabilities                        3,427                           2,528
   Stockholders' equity                    35,867                          33,989

   Total                                 $502,194                        $465,083

Net interest income                                  $3,616                           $3,663
Rate spread                                                     2.63%                           3.05%
Net yield on interest-earning assets                            3.10%                           3.40%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax- equivalent basis using a tax rate of 34%.

Table 13:  Interest Expense and Expense Volume and Rate Analysis (Quarter)

                                                2006 compared to 2005
                                           increase (decrease) due to (1)
(dollars in thousands)                     Volume       Rate         Net
Interest earned on:
  Loans(2)                               $   340     $   569     $   909
  Taxable securities                         104          48         152
  Tax-exempt securities(2)                    19           1          20
  FHLB stock                                   1         (22)        (21)
  Other interest income                       35          25          60

Total                                        499         621       1,120

Interest paid on:
  Savings and demand deposits                103         253         356
  Money market deposits                      (33)        244         211
  Time deposits                              170         388         558
  FHLB borrowings                             37         (53)        (16)
  Other borrowings                           (60)          5         (55)
  Junior subordinated debentures             113         -           113

Total                                        330         837       1,167

Net interest earnings                    $   169      $ (216)     $  (47)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is PSB's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for loan losses was $135 for the three months ended March 31, 2006, and $150 for the three months ended March 31, 2005. Net charge-offs as a percentage of average loans outstanding were ..00% during the three months ended March 31, 2006 and 2005.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history. The current quarterly level of loan loss provision is expected to continue during the remainder of 2006.

NONINTEREST INCOME

Quarterly noninterest income decreased $181 in the March 2006 quarter to $622 compared to $803 in March 2005. However, both periods included special items. Noninterest income was $827 for March 2006 before a $205 expense to adjust an interest rate swap to fair value. March 2005 noninterest income was $733 before a one-time income item of $70 received from Discover Financial Services on their purchase of the Pulse ATM system (in which PSB was a cooperative member). Before these special items, noninterest income increased
                                       24
$94, or 12.8% over March 2005. Approximately one half of this increase was from $52 greater mortgage banking income during the quarter. The remainder of the increase was due primarily from additional service fee income and an increase in cash surrender value of life insurance. Service fees will be updated effective May 5, 2006 and are expected to increase service fee income modestly during the remainder of 2006.

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis. The following table summarizes loan principal serviced for the FHLB by the MPF program as of March 31, 2006.

Table 14:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

                                                   PSB Credit       FHLB       Mortgage
                                        Principal  Enhancement  Funded First   Servicing
As of March 31, 2006 ($000s)             Serviced    Guarantee   Loss Account  Right, net
MPF 100 Program (agent program)          $  96,986     $  499       $ 2,494      $ 442
MPF125 Program (closed loan program)        73,186        702           850        451

Total FHLB MPF serviced loans             $170,172     $1,201       $ 3,344      $ 893
FHLB MPF Program elements as a percentage of principal serviced:

As of March 31, 2006:                        MPF 100     MPF 125
PSB credit enhancement guarantee              0.51%      0.96%
FHLB funded first loss account                2.57%      1.16%
Mortgage servicing right, net                 0.46%      0.62%

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

NONINTEREST EXPENSE

Noninterest operating expenses increased $302, or 11.4% to $2,942 in the quarter ended March 2006 compared to $2,640 during the quarter ended March 2005. However, during the March 2005 quarter, a reimbursement of collection fees on a problem loan was recovered, which decreased other noninterest expenses by $101. March 2005 noninterest expense before this special item was $2,741. Before the special item, noninterest expense in March 2006 was $201 or 7.3% greater than for March 2005.

Increases in salaries and wages of $185 made up nearly all of the increase in noninterest expense over March 2005. Approximately $95 of the increase was in wages to fund growth in full time equivalent staffing, and $90 of the increase was in health insurance costs.
                                       25
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of PSB's Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB's disclosure controls and procedures were effective in all material respects. There was no change in PSB's internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, PSB's internal control over financial reporting.
                                       26
                          PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, "Item 1A. Risk Factors" in PSB's Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect PSB's business, financial condition, or future results of operations. The risks described in PSB's Annual Report on Form 10-K are not the only risks facing PSB. Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB's business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

                                                                          Maximum number
                                                      Total number       (or approximate
                                                     of shares (or       dollar value) of
                       Total number                 units) purchased     shares (or units)
                         of shares   Average price as part of publicly   that may yet be
                        (or units)  paid per share  announced plans      purchased under the
                         purchased    (or unit)     or programs          plans or programs
Period                     (a)          (b)              (c)                    (d)
January 2006
February 2006
March 2006              4,500(1)       $30.75           4,000                13,000

Quarterly Totals        4,500(1)       $30.75           4,000                13,000

(1) During March 2006, a Company officer purchased 500 shares of PSB for his personal accounts on the open market, at an average price of $30.75 per share.

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




                                       PSB HOLDINGS, INC.



May 15, 2006                           SCOTT M. CATTANACH
                                       Scott M. Cattanach
                                       Treasurer

                                       (On behalf of the Registrant and as
                                       Principal Financial Officer)
                                       28

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              PSB HOLDINGS, INC.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))



The following exhibits are filed as part this report:

31.1  Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certifications under Section 906 of Sarbanes-Oxley Act of 2002