Form 10-Q
period 2006-06-30
PSB HOLDINGS INC /WI/
filed 2006-08-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  0-26480

PSB Holdings, Inc.

(Exact name of registrant as specified in charter)

Wisconsin

39-1804877

(State of incorporation)

(I.R.S. Employer Identification Number)

1905 West Stewart Avenue

Wausau, Wisconsin 54401

(Address of principal executive office)

Registrant’s telephone number, including area code:  715-842-2191

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒

No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐

No  ☒

The number of common shares outstanding at August 9, 2006 was 1,600,956.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2006

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		June 30, 2006 (unaudited) and December 31,
		2005 (derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Six Months Ended June 30, 2006 (unaudited)	3

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2006 and 2005 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 6.	Exhibits	30

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2006 unaudited, December 31, 2005 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2006	2005
Assets
Cash and due from banks	$ 10,933	$ 15,708
Interest-bearing deposits and money market funds	1,611	988
Federal funds sold	–	9,908

Cash and cash equivalents	12,544	26,604

Securities available for sale (at fair value)	83,680	81,501
Loans held for sale	569	–
Loans receivable, net of allowance for loan losses of $4,210 and $4,180, respectively	380,305	372,411
Accrued interest receivable	2,228	2,245
Foreclosed assets	1,422	373
Premises and equipment	12,267	12,632
Mortgage servicing rights, net	915	880
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	4,897	4,805
Other assets	1,872	1,690

TOTAL ASSETS	$503,716	$506,158

Liabilities
Non-interest-bearing deposits	$ 56,427	$ 61,345
Interest-bearing deposits	338,341	339,191

Total deposits	394,768	400,536

Federal Home Loan Bank advances	60,000	54,000
Other borrowings	4,934	4,497
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	3,766	3,908

Total liabilities	471,200	470,673

Stockholders’ equity
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Additional paid-in capital	9,647	9,655
Retained earnings	29,638	28,561
Accumulated other comprehensive loss	(1,109)	(542)
Treasury stock, at cost – 284,431 and 181,608 shares, respectively	(7,547)	(4,076)

Total stockholders’ equity	32,516	35,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,716	$506,158

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data) – Unaudited	2006	2005	2006	2005

Interest and dividend income:
Loans, including fees	$6,421	$5,581	$12,532	$10,784
Securities:
Taxable	648	467	1,252	919
Tax-exempt	249	237	503	478
Other interest and dividends	51	55	158	123

Total interest and dividend income	7,369	6,340	14,445	12,304

Interest expense:
Deposits	3,086	2,141	6,022	3,952
FHLB advances	623	507	1,157	1,057
Other borrowings	63	106	91	189
Junior subordinated debentures	114	4	227	4

Total interest expense	3,886	2,758	7,497	5,202

Net interest income	3,483	3,582	6,948	7,102
Provision for loan losses	120	30	255	180

Net interest income after provision for loan losses	3,363	3,552	6,693	6,922

Noninterest income:
Service fees	358	324	653	584
Mortgage banking	226	249	433	404
Investment and insurance sales commissions	145	202	280	372
Net gain on sale of securities	–	–	–	6
Increase in cash surrender value of life insurance	45	46	91	66
Change in fair value of interest rate swap	(97)	–	(302)	–
Other noninterest income	200	126	344	318

Total noninterest income	877	947	1,499	1,750

Noninterest expense:
Salaries and employee benefits	1,792	1,641	3,606	3,270
Occupancy and facilities	453	427	925	872
Data processing and other office operations	201	168	381	340
Advertising and promotion	79	95	122	158
Other noninterest expenses	519	449	952	780

Total noninterest expense	3,044	2,780	5,986	5,420

Income before provision for income taxes	1,196	1,719	2,206	3,252
Provision for income taxes	345	548	617	1,041

Net income	$ 851	$1,171	$ 1,589	$ 2,211
Basic earnings per share	$ 0.50	$ 0.68	$ 0.94	$ 1.29
Diluted earnings per share	$ 0.50	$ 0.68	$ 0.93	$ 1.28

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2006 – Unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2006	$1,887	$9,655	$28,561	$ (542)	$(4,076)	$35,485

Comprehensive income:
Net income			1,589			1,589
Unrealized loss on securities
available for sale, net of tax				(567)		(567)

Total comprehensive income						1,022

Purchase of treasury stock					(3,497)	(3,497)

Proceeds from stock options issued out
of treasury		(8)			26	18

Cash dividends declared $.32 per share			(512)			(512)

Balance June 30, 2006	$1,887	$9,647	$29,638	$(1,109)	$(7,547)	$32,516

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005 – Unaudited

(dollars in thousands)	2006	2005

Cash flows from operating activities:

Net income	$ 1,589	$ 2,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	838	822
Provision for loan losses	255	180
Deferred net loan origination costs	(279)	(276)
Gain on sale of loans	(267)	(270)
Provision (recovery) for servicing right valuation allowance	(27)	2
Gain on sale of premises and equipment	(1)	(2)
Gain on sale of foreclosed assets	(7)	(2)
Gain on sale of securities	–	(6)
Increase in cash surrender value of life insurance	(92)	(66)
FHLB stock dividends	–	(79)
Changes in operating assets and liabilities:
Accrued interest receivable	17	(227)
Other assets	130	(330)
Other liabilities	(142)	798

Net cash provided by operating activities	2,014	2,755

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	4,786	6,582
Payment for purchase of securities available for sale	(7,865)	(10,710)
Net increase in loans	(9,647)	(26,837)
Capital expenditures	(94)	(661)
Proceeds from sale of premises and equipment	1	2
Proceeds from sale of foreclosed assets	67	60
Purchase of bank-owned life insurance	–	(4,561)

Net cash used in investing activities	(12,752)	(36,125)

Consolidated Statements of Cash Flows, continued

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	(4,918)	2,124
Net increase (decrease) in interest-bearing deposits	(850)	19,191
Proceeds from long-term FHLB advances	12,000	17,000
Repayments of long-term FHLB advances	(6,000)	(14,000)
Net increase (decrease) in other borrowings	437	(2,686)
Proceeds from issuance of junior subordinated debentures	–	7,481
Dividends declared	(512)	(532)
Proceeds from exercise of stock options	18	48
Purchase of treasury stock	(3,497)	(318)

Net cash provided by (used in) financing activities	(3,322)	28,308

Net decrease in cash and cash equivalents	(14,060)	(5,062)
Cash and cash equivalents at beginning	26,604	23,324

Cash and cash equivalents at end	$12,544	$18,262

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 7,383	$ 5,019
Income taxes	780	610

Noncash investing and financing activities:

Loans charged off	$ 244	$ 34
Loans transferred to foreclosed assets	1,110	281
Distribution of treasury stock in settlement of liability to Company directors	–	3

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.’s (“PSB”) financial position, results of its operations, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2005, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of June 30, 2006, 19,794 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.07 per share.  During the six months ended June 30, 2006, 1,177 options to purchase were exercised at an average price of $15.82 per share.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data) – Unaudited	2006	2005	2006	2005

Net income	$ 851	$ 1,171	$ 1,589	$ 2,211

Weighted average shares outstanding	1,685,166	1,714,134	1,695,172	1,717,577
Effect of dilutive stock options outstanding	9,756	10,235	9,807	10,399

Diluted weighted average shares outstanding	1,694,922	1,724,369	1,704,979	1,727,976

Basic earnings per share	$ 0.50	$ 0.68	$ 0.94	$ 1.29
Diluted earnings per share	$ 0.50	$ 0.68	$ 0.93	$ 1.28

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands) – Unaudited	2006	2005	2006	2005

Net income	$ 851	$ 1,171	$ 1,589	$ 2,211
Unrealized gain (loss) on securities
available for sale, net of tax	(429)	266	(567)	(308)
Reclassification adjustment for security
gain included in net income, net of tax	–	–	–	(4)

Comprehensive income	$ 422	$ 1,437	$ 1,022	$ 1,899

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired as defined by current accounting standards.  A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement.  Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition.  Large groups of homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment.  Specific allowances are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate and are carried as “Loans held for sale” on the balance sheet.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Gains and losses on the sale of loans held for sale are determined using the specific identification method using quoted market prices.

NOTE 6 – FORECLOSED REAL ESTATE

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

NOTE 7 – INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB’s federal income tax returns for 1999 through 2002, and has disallowed a portion of Peoples State Bank’s (the “Bank”) interest deductions for such years.  The IRS asserts that PSB owes an additional $184,000 of tax and interest (computed with interest through November 15, 2005).  The IRS’s contention is that municipal bonds owned by the Bank’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank’s allowable interest expense.  The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.  PSB believes all tax returns are correct as filed and, at this time, no additional tax expense for this adjustment has been recorded.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 9 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENT

During July 2006, PSB sold vacant land in the Portage County, Wisconsin Business Park acquired in 2004 that had been held for a possible de novo branch location.  Gain on sale of the land totaled $236,000 (after income tax expense of $153,000).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on June 30, 2006, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item I of PSB’s Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) and, from time to time, in PSB’s other filings with the Securities and Exchange Commission.  PSB does not intend to update forward-looking statements.  Additional risk factors relating to an investment in PSB common stock are described under Item 1A of the 2005 Form 10-K.

Management Discussion and Analysis – Executive Overview

This overview summarizes PSB’s financial trends and the primary opportunities and challenges faced by management.  It is intended to assist the reader in better understanding these trends and management’s plan to address them.  In addition, the near-term issues on which management is most focused are outlined in general terms as a backdrop for more detailed statistical analysis presented in this Quarterly Report on Form 10-Q.

2006 second quarter net income was $.50 per diluted share, or $851, as compared to $.68 per diluted share, or $1,171, in the second quarter of 2005.  Earnings for the quarter ended June 30, 2006 included a special item from sale of the student loan portfolio.  In addition, 2006 income continued to be impacted by changes in fair value of an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  The following table summarizes special items impacting the quarters and six months ended June 30, 2006 and 2005, respectively.

Table 1:  Pro-forma Net Income (dollars in thousands, except per share data)

	Three months ended		Six months ended
Periods ended June 30, 2006	$	per share	$	per share

Net income as reported	$ 851	$ 0.50	$1,589	$ 0.93

Special items, net of tax effects:
Change in fair value of interest rate swap	59	0.03	183	0.11
Gain on sale of student loans	(42)	(0.02)	(42)	(0.02)

Pro-forma net income before special items	$ 868	$ 0.51	$1,730	$ 1.02

	Three months ended		Six months ended
Periods ended June 30, 2005	$	per share	$	per share

Net income as reported	$1,171	$ 0.68	$2,211	$ 1.28

Special items, net of tax effects:
Gain on sale of Pulse ATM stock	(5)	–	(47)	(0.03)
Recovery of collection costs from prior year			(61)	(0.04)

Pro-forma net income before special items	$1,166	$ 0.68	$2,103	$ 1.21

Return on average assets based on reported net income for the quarter and six months ended June 30, 2006 was .68% and .64%, respectively.  Return on average assets based on reported net income for the quarter and six months ended June 30, 2005 was .98% and .94%, respectively.

Return on equity based on reported net income for the quarter and six months ended June 30, 2006 was 9.58% and 8.96%, respectively.  Return on equity based on reported net income for the quarter and six months ended June 30, 2005 was 13.55% and 12.90%, respectively.

PSB’s provision for loan losses was $120 in the second quarter of 2006, versus $30 in the same period last year.  Quarterly provisions for loan losses increased over those seen during the June 2005 quarter from that quarter’s favorable resolution of some long-term problem loans that carried specific loss reserves in 2005.  Going forward, quarterly provisions for loan losses are expected to be similar to that recorded in the June 2006 quarter.  During the June 2006 quarter, a $190 charge-off was recorded on a loan relationship placed on nonaccrual status during the March 2006 quarter with the remaining balance recorded in foreclosed assets at June 30, 2006.  Foreclosed assets increased $540 and $509 during the June 2006 and March 2006 quarters, respectively, from the addition of three unrelated properties previously reported as nonaccrual loans.  Total nonperforming assets to total assets were .72%, .73%, and .62% at June 30, 2006, March 31, 2006, and December 31, 2005, respectively.

Interest bearing demand and savings deposits declined $10,335 at June 30, 2006 compared to March 31, 2006 due, in large part, from a $10,176 decline in balances in two governmental entity deposit accounts.  The declines represented seasonal activity for both customers.  Although these deposit declines were seasonal, the relationship with one of the governmental entities will be lost as the customer is changing accounts after concluding a formal bidding process.  At June 30, 2006, $3,555 of funds were held in this account and are expected to be closed in the September 2006 quarter.

The decline in deposits was funded with additional Federal Home Loan Bank balances and brokered certificates of deposit.  Loan growth is expected to be slower than past years and in line with what has been seen during the six months ended June 2006.  Competitive pressures and the anticipated sale to the secondary market of a large construction loan relationship are expected to continue to be a drag on loan growth for the remainder of 2006.  However, if growth exceeds the pace seen during the six months ended June 2006, and competition prevents substantial increases in local deposits, use of wholesale funding will increase, lowering the amount of available but unused liquidity as a percent of assets compared to prior years.  Increased use of wholesale funding would also continue to place pressure on net interest margin yield spreads on future net earning asset growth.

Tax adjusted net interest margin was 3.06% during the June 2006 quarter compared to 3.10% in the March 2006 quarter and 3.32% during the June 2005 quarter.  The increase in wholesale funding to replace run off of interest bearing demand deposits was the primary contributing factor in the slight decline in June 2006 quarterly net interest margin compared to the March 2006 quarter.  However, net margin is expected to remain under pressure due to competitive loan and deposit pricing pressures, declining credit spreads available on new loan growth, and shifts in the deposit mix to higher yielding core accounts.  As in the March 2006 quarter, the June 2006 quarter saw certain existing core deposits migrate to higher yielding accounts.

During 2005, PSB entered into an interest rate swap to hedge the interest rate risk inherent in a brokered certificate of deposit.  During 2005, PSB applied the “short-cut method” of fair value hedge accounting under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  During March 2006, PSB determined this swap did not qualify for the “short-cut method” because in retrospect the related broker fee was determined to have caused the swap not to have a zero value at inception (which is required under FAS 133 to qualify for the “short-cut method”).  Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, the brokered certificate, as an adjustment to income as an offset to the mark-to-market adjustment on the related interest rate swap.

Hedge accounting for FAS 133 was not allowed for 2005 because the hedge documentation required for the “long-haul method” was not in place at the inception of the hedge.  In addition, because current and prospective hedge effectiveness testing does not show the hedge to be “highly effective” in offsetting the change in fair value of the certificate, use of hedge accounting is not allowed in future periods.  Eliminating the application of fair value hedge accounting in 2006 reversed the fair value adjustment that was made to the brokered certificate.  Marking the swap liability to fair value generated a charge of $302,000 ($183,000 after tax benefits) during the six months ended June 30, 2006.  Approximately $168,000 of the pre-tax charge recorded in the March 2006 quarter was related to activity during 2005 which was not restated to prior periods due to the insignificant impact on previously reported 2005 results.  The remaining increase in the fair value liability was $37,000 and $97,000 in the March 2006 and June 2006 quarters, respectively.  The swap continues to be economically effective and any swap liability provision to expense represents a temporary timing difference to be recovered in future periods before swap maturity in October 2008.

On April 20, 2006, PSB announced the retirement of President and CEO David K. Kopperud.  On June 16, 2006, PSB announced Peter W. Knitt as new President and CEO.  Mr. Knitt was a PSB Senior Vice President who led PSB’s northern Wisconsin offices since 2003.  Before coming to PSB, Mr. Knitt was President of various M&I Bank locations, most recently in Rhinelander, Wisconsin.  Mr. Kopperud will continue on in a relationship building role and as a PSB director.  Mr. Kopperud’s compensation and benefits for the remainder of 2006 will remain unchanged and be evaluated as part of PSB’s normal December 2006 year-end review of staffing, compensation, and benefits.  By September 30, 2006, Mr. Knitt is expected to complete a reorganization of management, organizational reporting, and review of bank operations.  The reorganization in connection with an updated strategic plan is expected to give focus to PSB’s expansion plans, products, customer base, and operations for increased profits and growth moving forward.

Declining net income compared to prior quarters is due to rising non-interest expenses while income remains flat.  Income is expected to remain flat or provide little growth over prior quarters for the remainder of 2006 as net margin remains under pressure without an expectation of significant new loan growth.  Wage and benefit expense has driven non-interest expense growth.  Wages and benefits during the June 2006 quarter were $139, or 8.4% greater than the quarterly average for calendar 2005.  In addition to normally recurring bank-wide inflationary and merit pay increases effective January 1, the greatest contributor to increased wages and benefits is a 57% increase ($73 per quarter) in health insurance expense compared to the quarterly average during 2005.  Although FTE levels at June 2006 are the same as June 2005, wages and benefits are expected to remain elevated during the rest of 2006 in part from CEO transition costs and employee attrition costs.

During the June 2006 quarter, PSB completed a tender offer stock buyback of 100,000 shares (approximately 5.9% of total outstanding shares) totaling $3.375 million, which reduced book value by $.79 per share.  The buyback was funded in part by the $7.5 million 2005 trust preferred securities issue and is expected to be accretive to income during the September 2006 quarter.  The tender offer was significantly oversubscribed with a final cash payment pro-ration factor of 34.483% of shares offered for tender.  During the remainder of 2006, PSB expects to continue its customary annual 1% of shares buyback program and purchase at prevailing market prices an additional 13,000 shares during the six months ended December 2006.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At June, 2006, total assets were $503,716, a decrease of $2,442, or 0.5%, under December 31, 2005.  Changes in assets since March 31, 2006 and December 31, 2005 consisted of:

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2006		June 30, 2006
	$	%	$	%

Commercial, industrial and agricultural loans	$ 4,081	4.4%	$ 10,810	12.6%
Cash and cash equivalents	830	7.1%	(14,060)	-52.8%
Residential real estate mortgage loans	604	0.6%	1,240	1.3%
Other assets (various categories)	601	2.0%	521	1.8%
Bank-owned life insurance	46	0.9%	92	100.0%
Investment securities	(216)	-0.3%	2,179	2.7%
Commercial real estate mortgage loans	(336)	-0.2%	(1,838)	-1.0%
Consumer and installment loans	(2,225)	-32.9%	(1,386)	-23.4%

Total increase (decrease) in assets	$ 3,385	0.7%	$ (2,442)	-0.5%

During June 2006, PSB sold its $1,911 student loan portfolio for a gain of $69 (before income tax expense of $27).  Separate from the student loan sale, gross loans increased $4,036 (4.3% annualized) and $10,404 (5.5% annualized) during the quarter and six months ended June 30, 2006, respectively.  The decline in total assets since December 31, 2005 was due in part from a reduction in interest bearing deposits held by two governmental entity depositors at June 30, 2006.  Asset growth for the remainder of 2006 is expected to remain slow due to local competition for both loans and deposits.  PSB continued to emphasize non real estate commercial loans during the second quarter 2006 with this category showing the only significant growth during the second quarter 2006 (17.6% annualized growth within this category during the quarter).  Loan receivable growth during the remainder of 2006 is expected to come predominantly from the commercial loan and commercial real estate categories.

The change in net assets impacted funding sources since March 31, 2006 and December 31, 2005 as follows:

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2006		June 30, 2006
	$	%	$	%

FHLB advances	$ 8,000	15.4%	$ 6,000	11.1%
Wholesale certificates of deposit	7,700	11.6%	4,875	7.1%
Other liabilities (various categories)	922	32.4%	(142)	-3.6%
Retail certificates of deposit > $100	265	0.5%	801	1.5%
Other borrowings	(1,007)	-17.0%	437	9.7%
Stockholders’ equity	(3,464)	-9.6%	(2,969)	-8.4%
Core deposits (including MMDA)	(9,031)	-3.3%	(11,444)	-4.1%

Total increase (decrease) in liabilities and stockholders’ equity	$ 3,385	0.7%	$ (2,442)	-0.5%

During the June 2006 quarter, a $9,031 run off of retail core deposits was funded with additional wholesale borrowings.  This total included seasonal run off of $10,176 from two governmental entity customers, although the relationship with one customer will be lost to another institution as the result of a recently completed formal bidding process.  At June 30, 2006, interest bearing deposits included $3,555 from this customer with those funds to be withdrawn by September 2006.  The rate paid on those deposits approximated the 30 day LIBOR rate.  As loans grow during 2006, wholesale borrowings are expected to increase as competitive pressures make substantial local deposit growth difficult during the remainder of 2006.

The $3,464 decline in stockholders’ equity during the June 2006 quarter was due to the completion of a $3,375 tender offer buyback of 100,000 outstanding shares.

Table 2:  Period-End Loan Composition

	June 30,		June 30,		December 31, 2005
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2006	2005	2006	2005	Dollars	of total

Commercial, industrial and agricultural	$ 96,880	$ 90,580	25.2%	24.1%	$ 86,070	22.9%
Commercial real estate mortgage	173,755	167,319	45.1%	44.6%	175,593	46.5%
Residential real estate mortgage	96,622	97,413	25.1%	26.0%	95,951	25.5%
Residential real estate loans held for sale	569	610	0.1%	0.2%	–	0.0%
Consumer home equity	12,725	12,779	3.3%	3.4%	13,058	3.5%
Consumer and installment	4,533	6,470	1.2%	1.7%	5,919	1.6%

Totals	$385,084	$375,171	100.0%	100.0%	$376,591	100.0%

The loan portfolio is PSB’s primary asset subject to credit risk.  PSB’s process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets decreased $32 to $3,623 at June 30, 2006 compared to March 31, 2006 but increased $475 from December 31, 2005.  The increase since December 31, 2005, includes foreclosed property of $600 at June 30, 2006 from a problem loan relationship identified in 2006 and accounts for the majority of the increase in nonperforming assets at June 30, 2006.  Nonperforming loans also include restructured loans until six consecutive monthly payments are received under the new loan terms.  Total nonperforming assets as a percentage of total assets increased to .72% at June 30, 2006 from .62% at December 31, 2005, and from .51% at June 30, 2005.  PSB also tracks delinquencies on a contractual basis quarter to quarter.  Loans contractually delinquent 30 days or more as a percentage of gross loans were .75% at June 30, 2006 compared to .98% at December 31, 2005, and .57% at June 30, 2005.  The allowance for loan losses was 1.09% of gross loans at June 30, 2006 compared to 1.11% at December 31, 2005, and 1.15% at June 30, 2005.  The allowance for loan losses to total loans declined during the June 2006 quarter from a $190 charge-off of principal prior to placing customer collateral into other real estate owned from the problem relationship identified in 2006 as previously noted.

Table 3:  Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005

Allowance for loan losses at beginning	$4,324	$4,303	$4,180	$4,157

Provision for loan losses	120	30	255	180
Recoveries on loans previously charged-off	9	4	19	6
Loans charged off	(243)	(28)	(244)	(34)

Allowance for loan losses at end	$4,210	$4,309	$4,210	$4,309

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 4:  Nonperforming Assets

	June 30,		Dec. 31,
(dollars in thousands)	2006	2005	2005

Nonaccrual loans	$2,175	$1,740	$2,393
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	26	524	382

Total nonperforming loans	2,201	2,264	2,775
Foreclosed assets	1,422	229	373

Total nonperforming assets	$3,623	$2,493	$3,148

Nonperforming loans as a % of gross loans receivable	0.57%	0.60%	0.74%

Total nonperforming assets as a % of total assets	0.72%	0.51%	0.62%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Deposit growth is the primary source of funding.  Retail and local deposits continue to comprise the bulk of asset funding and were 63.7% of total assets at June 30, 2006 compared to 65.5% of total assets at December 31, 2005 and 63.2% at June 30, 2005.  Federal Home Loan Bank advances and broker and national certificates of deposit continue to represent a significant portion of PSB’s total funding ability, and are expected to increase as a percentage of assets during the remainder of 2006.

Table 5:  Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2006		2005		2005
	$	%	$	%	$	%

Non-interest bearing demand	$ 56,427	14.3%	$ 53,759	14.2%	$ 61,345	15.3%
Interest-bearing demand and savings	73,779	18.7%	61,877	16.3%	79,644	19.9%
Money market deposits	66,197	16.8%	66,402	17.5%	66,625	16.6%
Retail time deposits less than $100	68,965	17.5%	67,308	17.7%	69,198	17.3%

Total core deposits	265,368	67.3%	249,346	65.7%	276,812	69.1%
Retail time deposits $100 and over	55,402	14.0%	58,104	15.3%	54,601	13.6%
Broker & national time deposits less than $100	1,431	0.4%	2,319	0.6%	1,727	0.4%
Broker & national time deposits $100 and over	72,567	18.3%	69,771	18.4%	67,396	16.9%

Totals	$394,768	100.0%	$379,540	100.0%	$400,536	100.0%

A significant portion of the increase in core deposits over June 2005 came from high yield interest bearing demand (NOW) and money market deposits from local governments, companies, and private individuals.  Some of these deposits are required to be collateralized and all carry an interest rate that adjusts with overall market rates.  Because the local governmental entities are dependent on local tax revenue and state funding for operations, balances within these accounts may be cyclical during the year.  High-yield NOW and money market deposits increased $20,353, or 72.0% to $48,617 at June 30, 2006 from $28,264 at June 30, 2005.  These high yield accounts have tiered interest rates which pay the highest rate only on account balances generally in excess of $100, but such highest rates are less than equivalent wholesale funding offerings.  Increases in high yield deposit accounts have accounted for the majority of net deposit growth since June 30, 2005.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of Table 5 above, these certificates are included in retail time deposits $100 and over and totaled $11,016 at June 30, 2006, $10,697 at December 31, 2005, and $11,020 at June 30, 2005.  Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 14.7%, 13.7%, and 14.8% at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.  Broker deposits as a percentage of total assets is expected to increase for the remainder of 2006 as local deposit growth may not fully fund anticipated loan growth.

Table 6:  Summary of Balance by Significant Deposit Source

	June 30,		Dec. 31,
(dollars in thousands)	2006	2005	2005

Total time deposits $100 and over	$127,969	$127,875	$121,997
Total broker and national time deposits	73,998	72,090	69,123
Total retail time deposits	124,367	125,412	123,799
Core deposits, including money market deposits	265,368	249,346	276,812

Table 7:  Change in Deposit Balance since Prior Period Ended

	June 30, 2005		December 31, 2005
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 94	0.1%	$ 5,972	4.9%
Total broker and national time deposits	1,908	2.6%	4,875	7.1%
Total retail time deposits	(1,045)	-0.8%	568	0.5%
Core deposits, including money market deposits	16,022	6.4%	(11,444)	-4.1%

Table 8:  Available but Unused Funding Sources other than Retail Deposits

	June 30, 2006		December 31, 2005
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 31,003	$ 1,497	$ 32,500	$ –
FHLB advances under blanket mortgage lien	24,049	60,000	27,616	54,000
Repurchase agreements	22,761	3,437	27,081	4,497
Wholesale market time deposits	26,745	73,998	32,109	69,123

Total available but unused funds	$104,558	$138,932	$119,306	$127,620

Funding as a percent of total assets	20.8%	27.6%	23.6%	25.2%

Total FHLB advances in excess of approximately $60,000 require the purchase of additional FHLB stock equal to 5% of the advance amount.  Under the FHLB’s current capital plan, FHLB stock dividends have declined to a return near 3% of outstanding stock par value.  Therefore, significant additional FHLB advances may carry additional cost relative to other wholesale borrowing alternatives due to the lower than market stock dividend rate currently paid.

Table 9 below presents maturity repricing information as of June 30, 2006.  The following repricing methodologies should be noted:

1.

Money market deposit accounts are considered fully repriced within 90 days.  Certain NOW and savings accounts are considered “core” deposits as they are generally insensitive to interest rate changes.  These deposits are generally considered to reprice beyond five years.

2.

Nonaccrual loans are considered to reprice beyond five years.

3.

Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 9:  Interest Rate Sensitivity Gap Analysis

	June 30, 2006
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$147,024	$ 27,286	$ 43,992	$ 65,216	$ 83,176	$ 18,390	$385,084
Securities	3,846	5,911	6,420	19,111	32,996	15,396	83,680
FHLB stock	3,017						3,017
CSV bank-owned life ins.						4,897	4,897
Other earning assets	1,611						1,611

Total	$155,498	$ 33,197	$ 50,412	$ 84,327	$116,172	$ 38,683	$478,289
Cumulative rate
sensitive assets	$155,498	$188,695	$239,107	$323,434	$439,606	$478,289
Interest-bearing liabilities
Interest-bearing deposits	$152,737	$30,588	$ 54,841	$ 31,320	$ 33,008	$ 35,847	$338,341
FHLB advances			9,000	20,000	31,000	–	60,000
Other borrowings	2,397		220	921	533	863	4,934
Junior subordinated
debentures					7,732		7,732

Total	$155,134	$ 30,588	$ 64,061	$ 52,241	$ 72,273	$ 36,710	$411,007
Cumulative interest
sensitive liabilities	$155,134	$185,722	$249,783	$302,024	$374,297	$411,007
Interest sensitivity gap for
the individual period	$364	$ 2,609	$(13,649)	$ 32,086	$43,899	$1,973
Ratio of rate sensitive assets
	to rate sensitive liabilities
for the individual period	100.2%	108.5%	78.7%	161.4%	160.7%	105.4%
Cumulative interest
sensitivity gap	$ 364	$ 2,973	$(10,676)	$ 21,410	$ 65,309	$ 67,282
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	100.2%	101.6%	95.7%	107.1%	117.4%	116.4%

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk.  Policies established by PSB’s Asset/Liability Committee are intended to limit exposure of earnings at risk.  A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs.  PSB also uses various policy measures to assess the adequacy of PSB’s liquidity and interest rate risk as described below.

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at June 30, 2006, December 31, 2005, and June 30, 2005, was 7.8%, 10.6%, and 5.6% respectively.

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

Table 10:  Net Interest Margin Rate Simulation Impacts

Period Ended:	June 06	Dec 05	June 05

Cumulative 1 year gap ratio
Base	96%	107%	115%
Up 200	93%	105%	109%
Down 200	99%	117%	125%

Change in Net Interest Income – Year 1
Up 200 during the year	-0.40%	0.69%	1.34%
Down 200 during the year	-1.43%	-3.34%	-5.02%

Change in Net Interest Income – Year 2
No rate change (base case)	5.04%	2.85%	0.50%
Following up 200 in year 1	2.17%	6.36%	4.26%
Following down 200 in year 1	2.58%	-7.71%	-12.73%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At June 30, 2006, December 31, 2005, and June 30, 2005, PSB’s core funding utilization ratio was projected to be 52%, 51%, and 47%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders’ equity at June 30, 2006 decreased $3,464 to $32,516 during the June 2006 quarter, and decreased $2,969 from $35,485 at December 31, 2005 for the six months ended June 30, 2006.  The significant capital item during the second quarter was a $3,375 buyback of 100,000 shares of common stock (approximately 5.9% of shares outstanding).  In addition, $123 was used to purchase 4,000 shares at $30.75 per share in the March 2006 quarter as part of PSB’s annual 1% of outstanding shares buyback program.  PSB anticipates that it will purchase another 13,000 shares as part of the ongoing program during 2006 on the open market at prices then in effect.

Equity also decreased $567 since December 31, 2005 from an increase in the unrealized loss on securities available for sale (net of tax effects) as increases in overall market rates (driven by the rising short-term discount rate) reduced the value of fixed rate debt securities.

Separate from these items, stockholders’ equity increased $1,096 during the six months ended June 30, 2006 of which $1,077 was net income retained after the regular semi-annual cash dividend to shareholders, and a $19 increase for all other capital items.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of June 30, 2006 and December 31, 2005, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Average tangible capital to average assets was 7.20% during the June 2006 quarter, 7.24% during the December 2005 quarter, and 7.22% during the June 2005 quarter.  Due to the tender offer buyback concluded late in June 2006, average tangible capital to average assets is expected to decline to less than 7.00% during the September 2006 quarter.

During the six months ended June 30, 2006, 1,117 treasury stock shares were re-issued to fund an exercise of employee stock options, exercised at an average price of $15.82 per share.

Table 11:  Capital Ratios – Consolidated Holding Company

	June 30,		Dec 31.
(dollars in thousands)	2006	2005	2005

Stockholders’ equity	$ 32,516	$ 34,716	$ 35,485
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(92)	(85)	(88)
Unrealized (gain) loss on securities available for sale	1,109	(72)	542

Tier 1 regulatory capital	41,033	42,059	43,439
Add: allowance for loan losses	4,210	4,309	4,180

Total regulatory capital	$ 45,243	$ 46,368	$ 47,619

Total assets	$503,716	$486,230	$506,158
Disallowed mortgage servicing right assets	(92)	(85)	(88)
Unrealized (gain) loss on securities available for sale	1,109	(72)	542

Tangible assets	$504,733	$486,073	$506,612

Risk-weighted assets (as defined by current regulations)	$394,890	$381,443	$392,790

Tier 1 capital to average tangible assets (leverage ratio)	8.10%	8.76%	8.71%
Tier 1 capital to risk-weighted assets	10.39%	11.03%	11.06%
Total capital to risk-weighted assets	11.46%	12.16%	12.12%

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2006 was $.50 per diluted share, or $851, as compared to $.68 per diluted share, or $1,171, in the second quarter of 2005.  Earnings for the quarter ended June 30, 2006 included a special item from sale of the student loan portfolio.  In addition, 2006 income continued to be impacted by changes in fair value of an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  Refer to Table 1 in the “Executive Summary” section of this Quarterly Report on Form 10-Q for a summary of the special items impacting the quarters and six months ended June 30, 2006 and 2005, respectively.

Return on average assets based on reported net income for the quarter and six months ended June 30, 2006 was .68% and .64%, respectively.  Return on average assets based on reported net income for the quarter and six months ended June 30, 2005 was .98% and .94%, respectively.

Return on equity based on reported net income for the quarter and six months ended June 30, 2006 was 9.58% and 8.96%, respectively.  Return on equity based on reported net income for the quarter and six months ended June 30, 2005 was 13.55% and 12.90%, respectively.

The following Table 12 presents PSB’s consolidated quarterly summary financial data.

Table 12:  Financial Summary

	Quarter ended
	June 30,	March 31,	Dec. 31	Sept 30,	June 30,
(dollars in thousands, except per share data)	2006	2006	2005	2005	2005
Earnings and dividends:

Net interest income	$ 3,483	$ 3,465	$ 3,499	$ 3,508	$ 3,582
Provision for loan losses	$ 120	$ 135	$ 30	$ (50)	$ 30
Other noninterest income	$ 877	$ 622	$ 812	$ 906	$ 947
Other noninterest expense	$ 3,044	$ 2,942	$ 2,736	$ 2,884	$ 2,780
Net income	$ 851	$ 738	$ 1,063	$ 1,066	$ 1,171

Basic earnings per share(3)	$ 0.50	$ 0.43	$ 0.62	$ 0.62	$ 0.68
Diluted earnings per share(3)	$ 0.50	$ 0.43	$ 0.62	$ 0.62	$ 0.68
Dividends declared per share(3)	$ 0.32	$ –	$ 0.31	$ –	$ 0.31
Net book value per share	$ 20.29	$ 21.13	$ 20.81	$ 20.81	$ 20.27

Semi-annual dividend payout ratio	32.22%	n/a	24.83%	n/a	24.06%
Average common shares outstanding	1,685,166	1,705,290	1,710,720	1,712,771	1,714,134

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 382,138	$ 375,179	$ 366,224	$ 369,489	$ 367,948
Assets	$ 505,586	$ 502,194	$ 498,429	$ 493,035	$ 480,325
Deposits	$ 394,075	$ 398,707	$ 394,161	$ 387,969	$ 376,252
Stockholders’ equity	$ 35,626	$ 35,867	$ 35,756	$ 35,143	$ 34,665

Performance ratios:

Return on average assets(1)	0.68%	0.60%	0.85%	0.86%	0.98%
Return on average stockholders’ equity(1)	9.58%	8.34%	11.79%	12.03%	13.55%
Average tangible stockholders’ equity to
average assets(4)	7.20%	7.24%	7.24%	7.14%	7.22%
Net loan charge-offs to average loans	0.06%	0.00%	0.01%	0.02%	0.01%
Nonperforming loans to gross loans	0.57%	0.72%	0.74%	0.71%	0.60%
Allowance for loan losses to gross loans	1.09%	1.13%	1.11%	1.14%	1.15%
Net interest rate margin(1)(2)	3.06%	3.10%	3.09%	3.14%	3.32%
Net interest rate spread(1)(2)	2.56%	2.63%	2.61%	2.72%	2.96%
Service fee revenue as a percent of
average demand deposits(1)	2.66%	2.29%	2.10%	2.10%	2.56%
Noninterest income as a percent
of gross revenue	10.64%	8.08%	10.59%	12.06%	13.00%
Efficiency ratio(2)	67.51%	69.42%	61.35%	63.25%	59.53%
Noninterest expenses to average assets(1)	2.41%	2.38%	2.18%	2.32%	2.32%

Stock price information:

High	$ 34.00	$ 31.05	$ 30.70	$ 32.00	$ 31.85
Low	$ 30.60	$ 30.50	$ 29.75	$ 30.65	$ 30.63
Market value at quarter-end	$ 32.50	$ 30.80	$ 30.70	$ 30.70	$ 30.75

(1) Annualized

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4) Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  Tax adjusted net interest income increased $16 (1.8% annualized) from $3,616 for the quarter ended March 31, 2006 to $3,632 for the current quarter ended June 30, 2006, but declined $91 (2.4%) from $3,723 for the quarter ended June 30, 2005.  Net interest income since the June 2005 quarter has been negatively impacted by a flattening yield curve and local competitive pressures on deposit rates while new loan growth consisted of commercial loans with significantly lower credit spreads than the existing portfolio.  In addition, since earning asset growth has slowed during 2006, net interest income from new net earning assets growth was not able to cover decreases in income on the existing portfolio from falling net margin.  Margin on earning assets declined from 3.32% in the June 2005 quarter to 3.06% during the June 2006 quarter compared to 3.10% in the recent March 2006 quarter.  Asset yields have not kept pace with interest bearing funding yields which has decreased net margin from a year earlier.  Earning asset yields have consistently increased and were 5.78% at June 2005, 5.93% at December 2005, and 6.34% at June 2006.  However, the cost of interest-bearing liabilities increased from 2.82% at June 2005 to 3.32% at December 2005, and 3.78% at June 2006.

The increase in funding costs has been led by interest-bearing core deposits (excluding retail certificates of deposit), whose quarterly rate increased from 1.64% at June 2005 to 2.19% at December 2005 to 2.87% at June 2006, an increase of 123 basis points compared to one year ago (the Federal Reserve discount rate increased 200 basis points during this same period).  This increase in the cost of core deposits is due to factors in addition to rising short term market rates.  Sale of high yield, high balance accounts has increased such balances to approximately 35% of total interest-bearing demand and money market balances at June 30, 2006 compared to approximately 41% of such balances at March 31, 2006 and approximately 22% of such balances at June 30, 2005.  The high yield accounts carry rates significantly greater than standard retail core accounts.

In addition, low rate core MMDA balances declined $31,132 during the twelve months ended June 30, 2006 while the new high yield retail MMDA product increased $26,890.  The low rate core accounts continue to carry rates ranging from 1.00% to 2.00% while the majority of the high yield retail MMDA balances carry rates near 4.20% at June 30, 2006.  The pace of disintermediation in the core retail MMDA account is expected to decline during the remainder of 2006 with approximately $22 million of low cost balances still at risk at June 30, 2006.

During the June 2006 quarter, both loan and deposit pricing lagged equivalent market rate changes during the quarter.  Taken with anticipated deposit funding cost increases to fund growth, and ongoing disintermediation of low cost MMDA balances converting to the high yield retail MMDA account, the net interest margin is expected to remain under pressure if growth is not funded by new local retail deposits.  Net interest margin is expected to remain at or slightly lower than the June 2006 quarterly average for the remainder of 2006.

Table 13A:  Net Interest Income Analysis (Quarter)

	Quarter ended June 30, 2006			Quarter ended June 30, 2005
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$386,391	$6,442	6.69%	$372,286	$5,600	6.03%
Taxable securities	58,949	648	4.41%	48,311	467	3.88%
Tax-exempt securities(2)	24,789	377	6.10%	23,693	359	6.08%
FHLB stock	3,017	23	3.06%	2,941	40	5.46%
Other	2,310	28	4.86%	2,201	15	2.73%

Total(2)	475,456	7,518	6.34%	449,432	6,481	5.78%

Non-interest-earning assets:
Cash and due from banks	11,022			14,145
Premises and equipment, net	12,371			12,607
Cash surrender value ins	4,868			4,602
Other assets	6,122			3,877
Allowance for loan losses	(4,253)			(4,338)

Total	$505,586			$480,325

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 78,479	$ 542	2.77%	$ 64,624	$ 249	1.55%
Money market deposits	66,015	490	2.98%	69,945	301	1.73%
Time deposits	195,501	2,054	4.21%	190,932	1,591	3.34%
FHLB borrowings	57,934	623	4.31%	53,066	507	3.83%
Other borrowings	6,514	63	3.88%	13,433	106	3.17%
Junior sub. Debentures	7,732	114	5.91%	255	4	6.29%

Total	412,175	3,886	3.78%	392,255	2,758	2.82%

Non-interest-bearing liabilities:
Demand deposits	54,080			50,751
Other liabilities	3,705			2,654
Stockholders’ equity	35,626			34,665

Total	$505,586			$480,325

Net interest income		$3,632			$3,723
Rate spread			2.56%			2.96%
Net yield on interest-earning assets			3.06%			3.32%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 13B:  Net Interest Income Analysis (Six Months)

	Six Months ended June 30, 2006			Six Months ended June 30, 2005
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$382,929	$12,573	6.62%	$365,348	$10,822	5.97%
Taxable securities	57,710	1,252	4.37%	47,530	919	3.90%
Tax-exempt securities(2)	25,287	762	6.08%	24,100	724	6.06%
FHLB stock	3,017	42	2.81%	2,921	80	5.52%
Other	5,094	116	4.59%	3,460	43	2.51%

Total(2)	474,037	14,745	6.27%	443,359	12,588	5.73%

Non-interest-earning assets:
Cash and due from banks	11,169			13,811
Premises and equipment, net	12,462			12,563
Cash surrender value ins	4,845			3,670
Other assets	5,638			3,613
Allowance for loan losses	(4,251)			(4,277)

Total	$503,900			$472,739

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 83,091	$ 1,137	2.76%	$ 68,595	$ 488	1.43%
Money market deposits	66,282	923	2.81%	70,807	523	1.49%
Time deposits	193,790	3,962	4.12%	182,980	2,941	3.24%
FHLB borrowings	55,249	1,157	4.22%	50,989	1,057	4.18%
Other borrowings	5,228	91	3.51%	12,861	189	2.96%
Junior sub. Debentures	7,732	227	5.92%	128	4	6.30%

Total	411,372	7,497	3.68%	386,360	5,202	2.72%

Non-interest-bearing liabilities:
Demand deposits	53,202			49,464
Other liabilities	3,582			2,351
Stockholders’ equity	35,744			34,564

Total	$503,900			$472,739

Net interest income		$ 7,248			$ 7,386
Rate spread			2.59%			3.01%
Net yield on interest-earning assets			3.08%			3.36%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2006 compared to 2005
	increase (decrease) due to(1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 577	$1,174	$1,751
Taxable securities	221	112	333
Tax-exempt securities(2)	36	2	38
FHLB stock	1	(39)	(38)
Other interest income	37	36	73

Total	872	1,285	2,157

Interest paid on:
Savings and demand deposits	198	451	649
Money market deposits	(63)	463	400
Time deposits	221	800	1,021
FHLB borrowings	89	11	100
Other borrowings	(133)	35	(98)
Junior subordinated debentures	223	–	223

Total	535	1,760	2,295

Net interest earnings	$ 337	$ (475)	$ (138)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  The provision for loan losses was $120 for the three months ended June 30, 2006, and $30 for the three months ended June 30, 2005.  Net charge-offs as a percentage of average loans outstanding were .06% during the three months ended June 30, 2006 compared to .01% for the June 2005 quarter.

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

NONINTEREST INCOME

Quarterly noninterest income decreased $70 in the June 2006 quarter to $877 compared to $947 in June 2005.  However, both periods included special items.  Noninterest income was $905 for June 2006 before a $97 expense to adjust an interest rate swap to fair value and a $69 gain on sale of the student loan portfolio (before tax effects).  June 2005 noninterest income was $942 before additional income of $5 received from Discover Financial Services to complete their purchase of the Pulse ATM system.  Before these special items, noninterest income decreased $37, or 3.9% compared to the June 2005 quarter.  Approximately $23 of this decrease was from lower mortgage banking income consistent with declines in activity in the local real estate markets and a $57 decline in investment and insurance sales commissions during the quarter.  These declines were offset in part by a $34 increase in service fee income and a $9 increase in other income.

Noninterest income in the September 2006 quarter will be favorably impacted by a one-time gain on sale of vacant land in the Portage County, Wisconsin Business Park of $389 before income taxes of $153.  This land was acquired by PSB in 2004 for a possible de novo branch location.

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of June 30, 2006.

Table 15:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of June 30, 2006 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 93,352	$ 499	$2,494	$ 426
MPF125 Program (closed loan program)	76,103	757	895	489

Total FHLB MPF serviced loans	$169,455	$1,256	$3,389	$ 915

FHLB MPF Program elements as a percentage of principal serviced:

As of June 30, 2006:	MPF 100	MPF 125

PSB credit enhancement guarantee	0.53%	0.99%
FHLB funded first loss account	2.67%	1.18%
Mortgage servicing right, net	0.46%	0.64%

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

NONINTEREST EXPENSE

Noninterest operating expenses increased $264, or 9.5% to $3,044 in the quarter ended June 2006 compared to $2,780 during the quarter ended June 2005.  Increases in salaries and wages during the quarter were $151 (9.2%), led by an increase in health and dental insurance of $65.  Occupancy, facilities, and operations charges increased $59 (9.9%) led by an increase in outsourced customer statement mailing costs of $37.  Other noninterest expenses increased $70 (15.6%), led by an increase in consulting fees related to a profit improvement engagement and a bi-annual independent information technology audit totaling $56.  Total noninterest expenses are expected to remain stable during the remainder of 2006, but salaries and employee benefits are anticipated to increase slightly due to CEO transition costs and costs related to attrition in other employee positions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of PSB’s Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective.  There were no changes in PSB’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, PSB’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in PSB’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect PSB’s business, financial condition, or future results of operations.  The risks described in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(2)	(d)(1)

April 2006	–	$ –	–	13,000
May 2006	–	–	–	113,000(2)
June 2006	100,000	33.75	100,000	13,000

Quarterly totals	100,000	$33.75	100,000	13,000

(1) A total of 13,000 shares remain under annual 1% stock buy-back program.

(2) PSB announced a tender offer for 100,000 shares on May 15, 2006.  PSB purchased 100,000 shares pursuant to its tender offer which expired June 15, 2006.

Item 4.  Submission of Matters to a Vote of Securities Holders

The annual meeting of shareholders of the Company was held on April 18, 2006.  The only matter voted upon was the election of directors.  The number of votes cast for, or withheld, were as follows:

	For	Withheld
Gordon P. Connor	1,073,030	33,308
Patrick L. Crooks	1,092,712	13,626
William J. Fish	1,093,720	12,618
Charles A. Ghidorzi	1,068,585	37,753
Gordon P. Gullickson	1,091,156	15,182
David K. Kopperud	1,091,431	14,907
Thomas R. Polzer	1,093,772	12,566
William M. Reif	1,093,461	12,877
Thomas A. Riiser	1,093,510	12,828
John H. Sonnentag	1,093,961	12,377

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

August 14, 2006

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002