Form 10-Q
period 2006-09-30
PSB HOLDINGS INC /WI/
filed 2006-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐

No  ☒

The number of common shares outstanding at November 10, 2006 was 1,593,456.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2006

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2006 (unaudited) and December 31, 2005
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Nine Months Ended September 30, 2006 and 2005	2
		(unaudited)

		Consolidated Statement of Changes in Stockholders’ Equity
		Nine Months Ended September 30, 2006 (unaudited)	3

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	30

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2006 unaudited, December 31, 2005 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2006	2005
Assets

Cash and due from banks	$ 15,211	$ 15,708
Interest-bearing deposits and money market funds	6,772	988
Federal funds sold	8,290	9,908

Cash and cash equivalents	30,273	26,604

Securities available for sale (at fair value)	73,475	81,501
Loans held for sale	395	–
Loans receivable, net of allowance for loan losses of $4,370 and $4,180, respectively	370,033	372,411
Accrued interest receivable	2,607	2,245
Foreclosed assets	1,111	373
Premises and equipment	11,643	12,632
Mortgage servicing rights, net	894	880
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	5,843	4,805
Other assets	1,374	1,690

TOTAL ASSETS	$500,665	$506,158

Liabilities
Non-interest-bearing deposits	$ 55,288	$ 61,345
Interest-bearing deposits	337,103	339,191

Total deposits	392,391	400,536

Federal Home Loan Bank advances	60,000	54,000
Other borrowings	3,158	4,497
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	3,188	3,908

Total liabilities	466,469	470,673

Stockholders’ equity
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Additional paid-in capital	9,645	9,655
Retained earnings	30,603	28,561
Accumulated other comprehensive loss	(191)	(542)
Treasury stock, at cost – 290,723 and 181,608 shares, respectively	(7,748)	(4,076)

Total stockholders’ equity	34,196	35,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,665	$506,158

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data) – Unaudited	2006	2005	2006	2005

Interest and dividend income:
Loans, including fees	$6,521	$5,734	$19,053	$16,518
Securities:
Taxable	641	488	1,893	1,407
Tax-exempt	266	247	769	725
Other interest and dividends	68	137	226	260

Total interest and dividend income	7,496	6,606	21,941	18,910

Interest expense:
Deposits	3,275	2,403	9,297	6,355
FHLB advances	660	532	1,817	1,589
Other borrowings	52	48	143	237
Junior subordinated debentures	113	115	340	119

Total interest expense	4,100	3,098	11,597	8,300

Net interest income	3,396	3,508	10,344	10,610
Provision (credit) for loan losses	120	(50)	375	130

Net interest income after provision (credit) for loan losses	3,276	3,558	9,969	10,480

Noninterest income:
Service fees	380	296	1,033	880
Mortgage banking	198	287	631	691
Investment and insurance sales commissions	118	159	398	531
Net gain (loss) on sale of securities	(472)	–	(472)	6
Increase in cash surrender value of life insurance	53	47	144	113
Change in fair value of interest rate swap	135	–	(167)	–
Gain on sale of land held for branching	389	–	389	–
Other noninterest income	111	117	455	435

Total noninterest income	912	906	2,411	2,656

Noninterest expense:
Salaries and employee benefits	1,642	1,744	5,248	5,014
Occupancy and facilities	449	436	1,374	1,308
Data processing and other office operations	180	192	561	532
Advertising and promotion	63	73	185	231
Other noninterest expenses	450	439	1,402	1,219

Total noninterest expense	2,784	2,884	8,770	8,304

Income before provision for income taxes	1,404	1,580	3,610	4,832
Provision for income taxes	439	514	1,056	1,555

Net income	$ 965	$1,066	$ 2,554	$ 3,277
Basic earnings per share	$ 0.60	$ 0.62	$ 1.54	$ 1.91
Diluted earnings per share	$ 0.60	$ 0.62	$ 1.53	$ 1.90

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2006 – Unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2006	$1,887	$9,655	$28,561	$(542)	$(4,076)	$35,485

Comprehensive income:
Net income			2,554			2,554
Unrealized gain on securities
available for sale, net of tax				48		48
Reclassification adjustment for security
loss included in net income, net of tax				303		303

Total comprehensive income						2,905

Purchase of treasury stock					(3,704)	(3,704)
Proceeds from stock options issued out
of treasury		(10)			32	22
Cash dividends declared $.32 per share			(512)			(512)

Balance September 30, 2006	$1,887	$9,645	$30,603	$(191)	$(7,748)	$34,196

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005 – Unaudited

(dollars in thousands)	2006	2005

Cash flows from operating activities:

Net income	$ 2,554	$ 3,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,269	1,276
Provision for loan losses	375	130
Deferred net loan origination costs	(630)	(394)
Gain on sale of loans	(361)	(492)
Recovery of servicing right valuation allowance	(33)	(6)
Gain on sale of premises and equipment	(390)	(2)
(Gain) loss on sale of foreclosed assets	(17)	1
(Gain) loss on sale of securities available for sale	472	(6)
Increase in cash surrender value of life insurance	(144)	(113)
FHLB stock dividends	–	(115)
Changes in operating assets and liabilities:
Accrued interest receivable	(362)	(364)
Other assets	122	(446)
Other liabilities	(720)	524

Net cash provided by operating activities	2,135	3,270

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	23,164	8,754
Payment for purchase of securities available for sale	(15,087)	(19,264)
Net (increase) decrease in loans	945	(19,766)
Capital expenditures	(155)	(972)
Proceeds from sale of premises and equipment	850	2
Proceeds from sale of foreclosed assets	389	69
Purchase of bank-owned life insurance	(894)	(4,561)

Net cash provided by (used in) investing activities	9,212	(35,738)

Consolidated Statements of Cash Flows, continued

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	(6,057)	5,018
Net increase (decrease) in interest-bearing deposits	(2,088)	28,907
Proceeds from FHLB advances	12,000	19,000
Repayments of FHLB advances	(6,000)	(19,000)
Net decrease in other borrowings	(1,339)	(4,475)
Proceeds from issuance of junior subordinated debentures	–	7,481
Dividends declared	(512)	(532)
Proceeds from exercise of stock options	22	48
Purchase of treasury stock	(3,704)	(318)

Net cash provided by (used in) financing activities	(7,678)	36,129

Net increase in cash and cash equivalents	3,669	3,661
Cash and cash equivalents at beginning	26,604	23,324

Cash and cash equivalents at end	$ 30,273	$ 26,985

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 11,518	$ 8,096
Income taxes	1,380	1,212

Noncash investing and financing activities:

Loans charged off	248	$ 98
Loans transferred to foreclosed assets	1,110	376
Distribution of treasury stock in settlement of liability to Company directors	–	3
Common stock of PSB Holdings Statutory Trust I
acquired in exchange for junior subordinated debentures		232

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of September 30, 2006, 19,586 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.08 per share.  During the nine months ended September 30, 2006, options were exercised with respect to 1,385 shares at an average price of $15.82 per share.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data) – Unaudited	2006	2005	2006	2005

Net income	$ 965	$ 1,066	$ 2,554	$ 3,277

Weighted average shares outstanding	1,600,364	1,712,771	1,663,222	1,715,957
Effect of dilutive stock options outstanding	9,501	10,156	9,635	10,238

Diluted weighted average shares outstanding	1,609,865	1,722,927	1,672,857	1,726,195

Basic earnings per share	$ 0.60	$ 0.62	$ 1.54	$ 1.91
Diluted earnings per share	$ 0.60	$ 0.62	$ 1.53	$ 1.90

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands) – Unaudited	2006	2005	2006	2005

Net income	$ 965	$ 1,066	$ 2,554	$ 3,277
Unrealized gain (loss) on securities
available for sale, net of tax	615	(139)	48	(447)
Reclassification adjustment for security
(gain) loss included in net income, net of tax	303	–	303	(4)

Comprehensive income	$ 1,883	$ 927	$ 2,905	$ 2,826

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

NOTE 7 – INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB’s federal income tax returns for 1999 through 2002, and has disallowed a portion of Peoples State Bank’s (the “Bank”) interest deductions for such years.  The IRS asserts that PSB owes an additional $184,000 of tax and interest (computed with interest through November 15, 2005).  The IRS’s contention is that municipal bonds owned by the Bank’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank’s allowable interest expense.  The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.  The Stipulation of Facts was submitted by PSB and the Internal Revenue Service to the Tax Court in November 2006.  PSB believes all tax returns are correct as filed and, at this time, no additional tax expense for this adjustment has been recorded.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on September 30, 2006, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

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

2006 third quarter net income was $.60 per diluted share, or $965, compared to $.62 per diluted share, or $1,066, in the third quarter of 2005.  Earnings for the quarter ended September 30, 2006 included special items from a gain on sale of land held for branching and loss on sale of securities.  In addition, 2006 income continued to be impacted by changes in fair value of an interest rate swap without the ability to offset the liability against the hedged certificate of deposit.  The following table summarizes special items impacting the quarters and nine months ended September 30, 2006 and 2005, respectively.

Table 1:  Pro-forma Net Income (dollars in thousands, except per share data)

	Three months ended		Nine months ended
Periods ended September 30, 2006	$	per share	$	per share

Net income as reported	$ 965	$ 0.60	$2,554	$ 1.53

Special items, net of tax effects:
Change in fair value of interest rate swap	(82)	(0.05)	101	0.06
(Gain) loss on sale of student loans	3	–	(39)	(0.02)
Gain on sale of vacant land held for branching	(236)	(0.15)	(236)	(0.14)
Loss on sale of securities	303	0.19	303	0.18

Pro-forma net income	$ 953	$ 0.59	$2,683	$ 1.61

	Three months ended		Nine months ended
Periods ended September 30, 2005	$	per share	$	per share

Net income as reported	$1,066	$ 0.62	$3,277	$ 1.90

Special items, net of tax effects:
Gain on sale of Pulse ATM stock			(47)	(0.03)
Recovery of collection costs from prior year			(61)	(0.04)

Pro-forma net income	$1,066	$ 0.62	$3,169	$ 1.83

Return on average assets based on reported net income for the quarter and nine months ended September 30, 2006 was .76% and .68%, respectively.  Return on average assets based on reported net income for the quarter and nine months ended September 30, 2005 was .86% and .91%, respectively.

Return on equity based on reported net income for the quarter and nine months ended September 30, 2006 was 11.48% and 9.73%, respectively.  Return on equity based on reported net income for the quarter and nine months ended September 30, 2005 was 12.03% and 12.61%, respectively.

Earnings per share and return on equity for the quarter ended September 2006 benefited from a tender offer buyback of shares completed late in June 2006.  In the tender officer, 100,000 shares were repurchased (approximately 5.9% of total outstanding shares) at $33.75 per shares.  PSB is also continuing its recurring annual buyback program of 1% of outstanding shares.  Average shares outstanding during the quarter ended September 2006 were down 6.6% from the number outstanding in the September 2005 quarter.

Declining net income compared to prior quarters is due to rising non-interest expenses while income ranges from flat to declining due to a falling margin and flat to declining loans receivable.  Income is expected to remain flat or provide little growth over prior quarters for the remainder of 2006 as net margin remains under pressure without an expectation of significant new loan growth.

Quarterly net interest margin of 2.99% continued to decline compared to the September 2005 net margin of 3.14% and on a linked quarter basis to the June 2006 net margin of 3.06%.  The September 2006 margin decline compared to the June 2006 quarter was due in part to slow loan yield growth as the Federal Reserve stopped increases in the discount rate following their June 29 meeting after two years of regular increases.  Until this quarter, local competitive depository institutions had lagged deposit pricing behind the increased prime rate recognized in loan income.  In the September 2006 quarter, local competitive pressures have eliminated this lag in deposit pricing contributing to a continued rise in deposit costs with local retail certificate of deposit yields above 5.00%.  In addition, certain money market deposits continue to reprice higher as balances migrate to higher yielding account options at PSB.  Loan yield in the quarter ended September 30, 2006 was 6.80% compared to 6.11% a year ago, an increase of 69 basis points.  Rate paid on interest-bearing deposits was 3.85% during the third quarter 2006 compared to 2.87% a year ago, an increase of 98 basis points.

Service fee income (primarily overdraft fees) increased $153, or 17.4% year to date through September 2006 compared to the prior year to date while mortgage banking declined $60, or 8.7% during the same period.  An increase in health insurance expense year to date through September 2006 of $172, or 40.3%, has driven a $365 increase in noninterest expense (before the 2005 special loan collection fee reimbursement of $101).  The health insurance expense increase moderated in the September 2006 quarter and was up $17 compared to the prior September 2005 quarter.  Health insurance expense is expected to be stable going forward and throughout 2007.  Although full time equivalent employee (“FTE”) levels at September 2006 (138 FTEs) are similar to September 2005 (139 FTEs), wages and benefits may increase during the December 2006 quarter compared to September 2006 from CEO transition costs and employee attrition costs.

In response to falling long-term market rates in September and the ability to offset a securities loss against the one-time gain on sale of land held for branching, PSB sought to restructure their balance sheet for higher future earnings and to reduce interest rate sensitivity to falling rates by selling low yielding securities for a loss and reinvesting in longer-term higher yielding securities.  During the September 2006 quarter, PSB sold $17 million of securities which generated an after tax loss of $303.  Approximately $11 million of the sales proceeds were reinvested in higher coupon securities with the remainder of the funds held to repay upcoming maturities of wholesale funding.

PSB’s provision for loan losses was $120 in the third quarter 2006, versus a $50 credit to the loan loss allowance in the same period last year.  The prior year credit was due to favorable resolution of a long-time problem loan which had carried specific reserves for loss.  Annualized net charge-offs (recoveries) were (.04%) and .06% during the September 2006 and 2005 quarters, respectively.  At September 30, 2006, the allowance for loan losses was 1.17% of total loans, compared to 1.14% a year earlier.  Nonperforming loans were 1.15% of total loans at September 30, 2006, and .71% at September 30, 2005.  After increasing $1,049 during the first six months of 2006, other real estate owned declined $311 during the September 2006 quarter due to the sale of foreclosed properties.  The sale of foreclosed properties of $975 held at September 30, 2006 is scheduled for closing prior to December 31, 2006.  The net gain or loss on sale of these properties is expected to be insignificant.

Nonperforming loans increased substantially during the September 2006 quarter as PSB identified seven borrowers with $1.7 million in loans outstanding whose debt is expected to be repaid via customer sale of collateral.  The effects of a slowing local economy plus the aforementioned work out plans caused PSB to downgrade approximately $5.7 million in loans receivable during the quarter.  Future net charge-offs substantially greater than past PSB experience are not expected.  However, these elevated levels of nonperforming loans are expected to continue through the end of 2006 and have a negative impact on loan yields until resolved.

Interest bearing demand and savings deposits continued a decline which began in the second quarter of 2006 and were down $1,021 at September 30, 2006 compared to June 30, 2006.  These balances declined $10,335 from March 31, 2006 to June 30, 2006 due, in large part, from a $10,176 decline in balances in two governmental entity deposit accounts.  The declines represented seasonal activity for both customers.  Although these deposit declines were seasonal, the relationship with one of the governmental entities will be lost as the customer is changing accounts after concluding a formal bidding process.  At September 30, 2006, $647 of funds were held in this account to be closed compared to $3,555 held in the account at June 30, 2006.  The account is expected to be closed by December 31, 2006.

Commercial real estate loans receivable declined $8,556 during the September 2006 quarter due in part to a $5.2 million loan relationship refinanced into the long-term fixed rate commercial real estate secondary market.  In addition, local competition caused another $2.8 million loan relationship to be refinanced with a local bank, accounting for the majority of the decline in commercial real estate loans during the quarter.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At September 30, 2006, total assets were $500,665, a decrease of $5,493, or 1.1%, under December 31, 2005.  Changes in assets since June 30, 2006 and December 31, 2005 consisted of:

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2006		September 30, 2006
	$	%	$	%

Cash and cash equivalents	$ 17,729	141.3%	$ 3,669	13.8%
Bank-owned life insurance	946	19.3%	1,038	21.6%
Consumer and installment loans	(49)	-1.1%	(1,435)	-24.2%
Residential real estate mortgage loans and loans held for sale	(462)	-0.5%	778	0.8%
Commercial, industrial and agricultural loans	(727)	-0.8%	10,083	11.7%
Other assets (various categories)	(1,727)	-5.7%	(1,206)	-4.1%
Commercial real estate mortgage loans	(8,556)	-4.9%	(10,394)	-5.9%
Investment securities	(10,205)	-12.2%	(8,026)	-9.8%

Total decrease in assets	$ (3,051)	-0.6%	$ (5,493)	-1.1%

During September 2006, PSB sold $17 million in securities in a balance sheet restructuring and reinvested approximately $11 million into longer-term higher coupon securities (see also the discussion surrounding net interest income later in this section).  The remaining $6 million will be held to pay down maturing brokered CDs during the December 2006 quarter.  At September 30, 2006, approximately $4.4 million of the replacement securities had not yet settled.  Therefore, the $6 million retained for paydown of brokered CDs and the $4.4 million held to settle security commitments increased cash and cash equivalents substantially during the three months ended September 30, 2006.  In addition, a decrease in commercial real estate mortgage loans from two customer relationships contributed to the increase in cash during the quarter.

The change in net assets impacted funding sources since June 30, 2006 and December 31, 2005 as follows:

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2006		September 30, 2006
	$	%	$	%

Wholesale certificates of deposit	$ 2,021	2.7%	$ 6,896	10.0%
Stockholders’ equity	1,680	5.2%	(1,289)	-3.6%
FHLB advances	–	0.0%	6,000	11.1%
Junior subordinated debentures	–	0.0%	–	0.0%
Other liabilities (various categories)	(578)	-15.3%	(720)	-18.4%
Other borrowings	(1,776)	-36.0%	(1,339)	-29.8%
Retail certificates of deposit > $100	(1,889)	-3.4%	(1,088)	-2.0%
Core deposits (including MMDA)	(2,509)	-0.9%	(13,953)	-5.0%

Total decrease in liabilities and stockholders’ equity	$ (3,051)	-0.6%	$ (5,493)	-1.1%

During the September 2006 quarter, a run off of interest bearing core deposits of $2,509 continued from the loss of a governmental account bid to another local institution.  Year to date, the decline in core deposits has been nearly equal between noninterest bearing and interest bearing demand deposits.  During the nine months ended September 2006, the decline from the governmental account lost on bid and a money market account that held funds until settlement of a significant estate accounted for $7,915, or 56.7% of the total decline in core deposits during this period.  A significant portion of the remaining decrease year to date is due to seasonal deposit balances from other governmental entities.

Table 2:  Period-End Loan Composition

	September 30,		September 30,		December 31, 2005
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2006	2005	2006	2005	Dollars	of total

Commercial, industrial and agricultural	$ 96,153	$ 87,475	25.7%	23.8%	$ 86,070	22.9%
Commercial real estate mortgage	165,199	166,384	44.0%	45.2%	175,593	46.5%
Residential real estate mortgage	96,334	94,476	25.7%	25.7%	95,951	25.5%
Residential real estate loans held for sale	395	451	0.1%	0.1%	–	0.0%
Consumer home equity	12,233	13,419	3.3%	3.6%	13,058	3.5%
Consumer and installment	4,484	5,874	1.2%	1.6%	5,919	1.6%

Totals	$374,798	$368,079	100.0%	100.0%	$376,591	100.0%

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

The aggregate amount of nonperforming assets increased $1,795 to $5,418 at September 30, 2006 compared to June 30, 2006 and increased $2,270 from December 31, 2005.  The increase in nonperforming assets during the September 2006 quarter was due to a $2,131 increase in nonaccrual loans (98% increase).  However, $1,732 of the increase in nonaccrual loans was from seven loan relationships with borrowers whose repayment is expected to come from their sale of the collateral.  These accounts, while workout situations, are supported by adequate collateral and no significant loss is expected in any of the relationships.  Foreclosed property has increased $738 since December 31, 2005, although it declined $311 during the September 2006 quarter from the sale of properties.  In addition, another $975 of foreclosed property held at September 30, 2006 is scheduled to be liquidated by December 31, 2006.

Nonperforming loans also include restructured loans until six consecutive monthly payments are received under the new loan terms.  Total nonperforming assets as a percentage of total assets increased to 1.08% at September 30, 2006 from .62% at December 31, 2005, and from .59% at September 30, 2005.  PSB also tracks delinquencies on a contractual basis quarter to quarter.  Loans contractually delinquent 30 days or more as a percentage of gross loans were 1.05% at September 30, 2006 compared to .98% at December 31, 2005, and .67% at September 30, 2005.  The allowance for loan losses was 1.17% of gross loans at September 30, 2006 compared to 1.11% at December 31, 2005, and 1.14% at September 30, 2005.

Table 3:  Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005

Allowance for loan losses at beginning	$4,210	$4,309	$4,180	$4,157

Provision (credit) for loan losses	120	(50)	375	130
Recoveries on loans previously charged-off	44	5	63	11
Loans charged off	(4)	(64)	(248)	(98)

Allowance for loan losses at end	$4,370	$4,200	$4,370	$4,200

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 4:  Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2006	2005	2005

Nonaccrual loans	$ 4,306	$ 2,383	$ 2,393
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	1	238	382

Total nonperforming loans	4,307	2,621	2,775
Foreclosed assets	1,111	313	373

Total nonperforming assets	$ 5,418	$ 2,934	$ 3,148

Nonperforming loans as a % of gross loans receivable	1.15%	0.71%	0.74%

Total nonperforming assets as a % of total assets	1.08%	0.59%	0.62%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Deposit growth is the primary source of funding.  Retail and local deposits continue to comprise the bulk of asset funding and were 63.2% of total assets at September 30, 2006 compared to 65.5% of total assets at December 31, 2005 and 64.9% at September 30, 2005.  Federal Home Loan Bank advances and broker and national certificates of deposit continue to represent a significant portion of PSB’s total funding ability.  However, due to recent loan receivable pay downs and the sale of securities as part of a balance sheet restructuring, wholesale funding as a percentage of assets is expected to decrease during the remainder of 2006.

Table 5:  Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2006		2005		2005
	$	%	$	%	$	%

Non-interest bearing demand	$ 55,288	14.1%	$ 56,653	14.4%	$ 61,345	15.3%
Interest-bearing demand and savings	72,758	18.5%	75,512	19.3%	79,644	19.9%
Money market deposits	66,326	16.9%	65,945	16.8%	66,625	16.6%
Retail time deposits less than $100	68,487	17.5%	67,567	17.3%	69,198	17.3%

Total core deposits	262,859	67.0%	265,677	67.8%	276,812	69.1%
Retail time deposits $100 and over	53,513	13.6%	55,312	14.1%	54,601	13.6%
Broker & national time deposits less than $100	1,630	0.4%	1,726	0.4%	1,727	0.4%
Broker & national time deposits $100 and over	74,389	19.0%	69,435	17.7%	67,396	16.9%

Totals	$392,391	100.0%	$392,150	100.0%	$400,536	100.0%

A growing portion of core deposits as of September 30, 2006 compared to September 30, 2005 came from high yield interest bearing demand (NOW) and money market deposits from local governments, companies, and private individuals.  Some of these deposits are required to be collateralized and all carry an interest rate that adjusts with overall market rates.  Because the local governmental entities are dependent on local tax revenue and state funding for operations, balances within these accounts may be cyclical during the year.  High-yield NOW and money market deposits increased $13,311, to $51,088 at September 30, 2006 from $37,777 at September 30, 2005.  These high yield accounts have tiered interest rates which pay the highest rate only on account balances generally in excess of $100, but such highest rates are less than equivalent wholesale funding offerings.  The increase in high yield deposit accounts has replaced $6,868 in low cost core savings and NOW account run-off during the twelve months ended September 30, 2006.  Replacing core deposits with these high yield accounts has contributed to the decline in net margin since September 30, 2005.

During 2006, PSB began to offer a retail high yield MMDA deposit account in response to local competitive pressure and rising market interest rates for such funds.  At September 30, 2005, core MMDA accounts totaled $56,950 and carried a yield of 1.76%.  At September 30, 2006, $25,446 of these core accounts remain with a yield of 1.80%.  However, $27,808 of previously core accounts have repriced into the new high yield MMDA which carried a yield of 4.21% at September 30, 2006.  Customer initiated disintermediation within the MMDA portfolio has also contributed to the decline in net margin since September 30, 2005.  PSB expects this type of disintermediation to continue during the next several quarters, although the pace of reclassification slowed during the September 2006 quarter.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of Table 5 above, these certificates are included in retail time deposits $100 and over and totaled $10,300 at September 30, 2006, $10,697 at December 31, 2005, and $9,378 at September 30, 2005.  Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 15.2%, 13.7%, and 14.4% at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.  As loan growth has declined sharply during the September 2006 quarter, broker deposits as a percentage of total assets is expected to remain stable for the remainder of 2006 unless significant local deposit run off is experienced.

Table 6:  Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2006	2005	2005

Total time deposits $100 and over	$127,902	$124,747	$121,997
Total broker and national time deposits	76,019	71,161	69,123
Total retail time deposits	122,000	122,879	123,799
Core deposits, including money market deposits	262,859	265,677	276,812

Table 7:  Change in Deposit Balance since Prior Period Ended

	September 30, 2005		December 31, 2005
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 3,155	2.5%	$ 5,905	4.8%
Total broker and national time deposits	4,858	6.8%	6,896	10.0%
Total retail time deposits	(879)	-0.7%	(1,799)	-1.5%
Core deposits, including money market deposits	(2,818)	-1.1%	(13,953)	-5.0%

Table 8:  Available but Unused Funding Sources other than Retail Deposits

	September 30, 2006		December 31, 2005
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 32,500	$ –	$ 32,500	$ –
FHLB advances under blanket mortgage lien	24,786	60,000	27,616	54,000
Repurchase agreements	25,008	3,158	27,081	4,497
Wholesale market time deposits	24,114	76,019	32,109	69,123

Total available but unused funds	$106,408	$139,177	$119,306	$127,620

Funding as a percent of total assets	21.3%	27.8%	23.6%	25.2%

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

Table 9 below presents maturity repricing information as of September 30, 2006.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 9:  Interest Rate Sensitivity Gap Analysis

	September 30, 2006
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$135,206	$ 30,160	$ 43,475	$ 61,767	$ 84,816	$ 19,374	$374,798
Securities	7,768	3,775	4,937	13,413	24,418	19,164	73,475
FHLB stock	3,017						3,017
CSV bank-owned life ins.						5,843	5,843
Other earning assets	15,062						15,062

Total	$161,053	$ 33,935	$ 48,412	$ 75,180	$109,234	$ 44,381	$472,195

Cumulative rate
sensitive assets	$161,053	$194,988	$243,400	$318,580	$427,814	$472,195

Interest-bearing liabilities
Interest-bearing deposits	$146,537	$ 22,385	$ 75,072	$ 25,026	$ 33,402	$ 34,681	$337,103
FHLB advances		7,000	2,000	22,000	29,000		60,000
Other borrowings	605		522	1,201	830		3,158
Junior subordinated
debentures					7,732		7,732

Total	$147,142	$ 29,385	$ 77,594	$ 48,227	$ 70,964	$ 34,681	$407,993

Cumulative interest
sensitive liabilities	$147,142	$176,527	$254,121	$302,348	$373,312	$407,993

Interest sensitivity gap for
the individual period	$ 13,911	$ 4,550	$ (29,182)	$ 26,953	$ 38,270	$ 9,700

Ratio of rate sensitive assets
to rate sensitive liabilities
for the individual period	109.5%	115.5%	62.4%	155.9%	153.9%	128.0%

Cumulative interest
sensitivity gap	$ 13,911	$ 18,461	$ (10,721)	$ 16,232	$ 54,502	$ 64,202

Cumulative ratio of rate
sensitive assets to
rate sensitive liabilities	109.5%	110.5%	95.8%	105.4%	114.6%	115.7%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at September 30, 2006, December 31, 2005, and September 30, 2005, was 10.5%, 10.6%, and 8.2% respectively.

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

Table 10:  Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2006	December 2005	September 2005

Cumulative 1 year gap ratio
Base	96%	107%	112%
Up 200	91%	105%	109%
Down 200	100%	117%	123%

Change in Net Interest Income – Year 1
Up 200 during the year	-0.86%	0.69%	1.15%
Down 200 during the year	-0.97%	-3.34%	-4.05%

Change in Net Interest Income – Year 2
No rate change (base case)	2.86%	2.85%	0.57%
Following up 200 in year 1	-1.12%	6.36%	4.73%
Following down 200 in year 1	0.44%	-7.71%	-11.71%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At September 30, 2006, December 31, 2005, and September 30, 2005, PSB’s core funding utilization ratio was projected to be 61%, 51%, and 52%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders’ equity at September 30, 2006 increased $1,680 to $34,196 during the September 2006 quarter, but decreased $1,289 from $35,485 at December 31, 2005.  The significant capital item during the year to date period was a $3,375 buyback of 100,000 shares of common stock (approximately 5.9% of shares outstanding).  In addition, year to date, $329 was used to purchase 10,500 shares at an average price of $31.33 per share as part of PSB’s annual 1% of outstanding shares buyback program.  PSB anticipates that it will purchase another 6,500 shares as part of the ongoing program during 2006 on the open market at prices then in effect.

Equity also increased $351 since December 31, 2005 from a decrease in the unrealized loss on securities available for sale (net of tax effects) as a decrease in overall market rates (as expectations for continued short-term rate increases abated) increased the value of fixed rate debt securities and PSB sold $17 million in securities with an after tax loss of $303.

Separate from these items, stockholders’ equity increased $2,064 during the nine months ended September 30, 2006 of which $2,042 was net income retained after the regular semi-annual cash dividend to shareholders, and a $22 increase for all other capital items.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of September 30, 2006 and December 31, 2005, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Average tangible capital to average assets was 6.79% during the September 2006 quarter, 7.24% during the December 2005 quarter, and 7.14% during the September 2005 quarter.  Due to the tender offer buyback concluded late in June 2006, average tangible capital to average assets declined to less than 7.00% during the September 2006 quarter.

During the nine months ended September 30, 2006, 1,385 treasury shares were re-issued to fund an exercise of employee stock options, exercised at an average price of $15.82 per share.

Table 11:  Capital Ratios – Consolidated Holding Company

	September 30,		December 31,
(dollars in thousands)	2006	2005	2005

Stockholders’ equity	$ 34,196	$ 35,643	$ 35,485
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(89)	(88)	(88)
Unrealized loss on securities available for sale	191	67	542

Tier 1 regulatory capital	41,798	43,122	43,439
Add: allowance for loan losses	4,370	4,200	4,180

Total regulatory capital	$ 46,168	$ 47,322	$ 47,619

Total assets	$500,665	$494,704	$506,158
Disallowed mortgage servicing right assets	(89)	(88)	(88)
Unrealized (gain) loss on securities available for sale	191	67	542

Tangible assets	$500,767	$494,683	$506,612

Risk-weighted assets (as defined by current regulations)	$392,879	$381,408	$392,790

Tier 1 capital to average tangible assets (leverage ratio)	8.30%	8.75%	8.71%
Tier 1 capital to risk-weighted assets	10.64%	11.31%	11.06%
Total capital to risk-weighted assets	11.75%	12.41%	12.12%

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2006 was $.60 per diluted share, or $965, as compared to $.62 per diluted share, or $1,066, in the third quarter of 2005.  Earnings for the quarter ended September 30, 2006 included special items from a gain on sale of vacant land held for branching and a loss on sale of investment securities.  In addition, 2006 income continued to be impacted by changes in fair value of an interest rate swap carried at fair value without the ability to offset the liability against the hedged certificate of deposit.  Refer to Table 1 in the “Executive Overview” section of this Quarterly Report on Form 10-Q for a summary of the special items impacting the quarters and nine months ended September 30, 2006 and 2005, respectively.

Return on average assets based on reported net income for the quarter and nine months ended September 30, 2006 was .76% and .68%, respectively.  Return on average assets based on reported net income for the quarter and nine months ended September 30, 2005 was .86% and .91%, respectively.

Return on equity based on reported net income for the quarter and nine months ended September 30, 2006 was 11.48% and 9.73%, respectively.  Return on equity based on reported net income for the quarter and nine months ended September 30, 2005 was 12.03% and 12.61%, respectively.

The following Table 12 presents PSB’s consolidated quarterly summary financial data.

Table 12:  Financial Summary

	Quarter ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in thousands, except per share data)	2006	2006	2006	2005	2005
Earnings and dividends:

Net interest income	$ 3,396	$ 3,483	$ 3,465	$ 3,499	$ 3,508
Provision for loan losses	$ 120	$ 120	$ 135	$ 30	$ (50)
Other noninterest income	$ 912	$ 877	$ 622	$ 812	$ 906
Other noninterest expense	$ 2,784	$ 3,044	$ 2,942	$ 2,736	$ 2,884
Net income	$ 965	$ 851	$ 738	$ 1,063	$ 1,066

Basic earnings per share (3)	$ 0.60	$ 0.50	$ 0.43	$ 0.62	$ 0.62
Diluted earnings per share (3)	$ 0.60	$ 0.50	$ 0.43	$ 0.62	$ 0.62
Dividends declared per share (3)	$ –	$ 0.32	$ –	$ 0.31	$ –
Net book value per share	$ 21.42	$ 20.29	$ 21.13	$ 20.81	$ 20.81

Semi-annual dividend payout ratio	n/a	32.22%	n/a	24.83%	n/a
Average common shares outstanding	1,600,364	1,685,166	1,705,290	1,710,720	1,712,771

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 377,528	$ 382,138	$ 375,179	$ 366,224	$ 369,489
Assets	$ 503,209	$ 505,586	$ 502,194	$ 498,429	$ 493,035
Deposits	$ 393,093	$ 394,075	$ 398,707	$ 394,161	$ 387,969
Stockholders’ equity	$ 33,363	$ 35,626	$ 35,867	$ 35,756	$ 35,143

Performance ratios:

Return on average assets (1)	0.76%	0.68%	0.60%	0.85%	0.86%
Return on average stockholders’ equity (1)	11.48%	9.58%	8.34%	11.79%	12.03%
Average tangible stockholders' equity to
average assets (4)	6.79%	7.20%	7.24%	7.24%	7.14%
Net loan charge-offs to average loans (1)	(0.04%)	0.24%	0.00%	0.05%	0.06%
Nonperforming loans to gross loans	1.15%	0.57%	0.72%	0.74%	0.71%
Allowance for loan losses to gross loans	1.17%	1.09%	1.13%	1.11%	1.14%
Net interest rate margin (1)(2)	2.99%	3.06%	3.10%	3.09%	3.14%
Net interest rate spread (1)(2)	2.47%	2.56%	2.63%	2.61%	2.72%
Service fee revenue as a percent of
average demand deposits (1)	2.71%	2.66%	2.29%	2.10%	2.10%
Noninterest income as a percent
of gross revenue	10.85%	10.64%	8.08%	10.59%	12.06%
Efficiency ratio (2)	62.28%	67.51%	69.42%	61.35%	63.25%
Noninterest expenses to average assets (1)	2.19%	2.41%	2.38%	2.18%	2.32%

Stock price information:

High	$ 32.65	$ 34.00	$ 31.05	$ 30.70	$ 32.00
Low	$ 30.00	$ 30.60	$ 30.50	$ 29.75	$ 30.65
Market value at quarter-end	$ 30.35	$ 32.50	$ 30.80	$ 30.70	$ 30.70

(1) Annualized

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4) Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  Tax adjusted net interest income decreased $74 (2.0% annualized) from $3,632 for the quarter ended June 30, 2006 to $3,558 for the current quarter ended September 30, 2006, and declined $96 (2.6%) from $3,654 for the quarter ended September 30, 2005.  Net interest income has declined due to deposit interest costs rising faster than loan interest income.  In addition, the loan portfolio has experienced run-off during the most recent September quarter which lowered the yield earned on those funds.  In addition, some core deposits since September 2005 and December 2005 have run off or been reclassified by customers into high yield money market and interest bearing demand accounts.  Lastly, customers who held funds in core money market accounts at September 30, 2005 have transitioned these accounts into PSB’s new for 2006 high yield retail money market account.  The disintermediation in core funds (interest bearing demand and money markets) has increased deposit costs faster than loan yield increases from repricing loans.  Refer to Table 5 and the related discussion in the “Liquidity” section of this Quarterly Report on Form 10-Q for additional rate and run-off information.  Quarterly and year to date product yields and costs are presented in Tables 13A and 13B.

Tax adjusted net interest margin was 2.99% during the third quarter 2006 compared to 3.06% in the June 2006 quarter and 3.14% during the third quarter 2005.  The September 2006 margin decline compared to the June 2006 quarter was due in part to slow loan yield growth as the Federal Reserve stopped increases in the discount rate following their June 29 meeting after two years of regular increases.  Until this quarter, local competitive depository institutions had lagged deposit pricing behind the increased prime rate recognized in loan income.  In the September 2006 quarter, local competitive pressures have eliminated this lag in deposit pricing contributing to a continued rise in deposit costs.  Loan yield in the quarter ended September 30, 2006 was 6.80% compared to 6.11% a year ago, an increase of 69 basis points.  Rate paid on interest-bearing deposits was 3.85% during the third quarter 2006 compared to 2.87% a year ago, an increase of 98 basis points.

In response to falling long-term market rates in September 2006 and the ability to offset a securities loss against the one-time gain on sale of land held for branching, PSB sought to restructure its balance sheet for higher future earnings and to reduce interest rate sensitivity to falling rates by selling $17,336 in low yielding (3.57%) investment securities for a loss and reinvesting in longer-term higher yielding securities.  The security sale generated a pre-tax loss of $472 before a tax benefit of $169.  Approximately $11 million of the sales proceeds were reinvested in higher coupon securities with the remainder of the funds held in federal funds sold to repay upcoming maturities of $7,949 in wholesale funding.  PSB typically holds securities to maturity and excluding the current sale had sold $14 million in securities in the aggregate since January 2003.  The current security sale does not represent a change in management of the securities portfolio and PSB expects to continue to hold the majority of securities until final maturity.

Table 13A:  Net Interest Income Analysis (Quarter)

	Quarter ended September 30, 2006			Quarter ended September 30, 2005
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$381,814	$6,546	6.80%	$373,716	$5,753	6.11%
Taxable securities	57,195	641	4.45%	49,107	488	3.94%
Tax-exempt securities(2)	26,580	403	6.02%	24,474	374	6.06%
FHLB stock	3,017	24	3.16%	2,982	35	4.66%
Other	3,728	44	4.68%	11,752	102	3.44%

Total(2)	472,334	7,658	6.43%	462,031	6,752	5.80%

Non-interest-earning assets:
Cash and due from banks	11,529			13,058
Premises and equipment, net	11,787			12,769
Cash surrender value ins	5,516			4,649
Other assets	6,329			4,755
Allowance for loan losses	(4,286)			(4,227)

Total	$503,209			$493,035

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 73,617	$ 521	2.81%	$ 67,787	$ 306	1.79%
Money market deposits	65,107	537	3.27%	71,080	323	1.80%
Time deposits	198,729	2,217	4.43%	193,076	1,774	3.65%
FHLB borrowings	60,000	660	4.36%	53,446	532	3.95%
Other borrowings	5,133	52	4.02%	5,450	48	3.49%
Junior sub. debentures	7,732	113	5.80%	7,732	115	5.90%

Total	410,318	4,100	3.96%	398,571	3,098	3.08%

Non-interest-bearing liabilities:
Demand deposits	55,640			56,026
Other liabilities	3,888			3,295
Stockholders’ equity	33,363			35,143

Total	$503,209			$493,035

Net interest income		$3,558			$3,654
Rate spread			2.47%			2.72%
Net yield on interest-earning assets			2.99%			3.14%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 13B:  Net Interest Income Analysis (Nine Months)

	Nine Months ended Sept. 30, 2006			Nine Months ended Sept. 30, 2005
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-earning assets:
Loans (1)(2)	$382,593	$19,119	6.68%	$367,999	$16,575	6.02%
Taxable securities	57,536	1,893	4.40%	48,062	1,407	3.91%
Tax-exempt securities (2)	25,723	1,165	6.06%	24,226	1,098	6.06%
FHLB stock	3,017	66	2.92%	2,941	115	5.23%
Other	4,634	160	4.62%	6,254	145	3.10%

Total (2)	473,503	22,403	6.33%	449,482	19,340	5.75%

Non-interest-earning assets:
Cash and due from banks	11,290			13,557
Premises and equipment, net	12,235			12,632
Cash surrender value ins	5,071			4,000
Other assets	5,871			4,168
Allowance for loan losses	(4,263)			(4,260)

Total	$503,707			$479,579

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 79,899	$ 1,658	2.77%	$ 68,323	$ 794	1.55%
Money market deposits	65,899	1,460	2.96%	70,899	846	1.60%
Time deposits	195,454	6,179	4.23%	186,382	4,715	3.38%
FHLB borrowings	56,850	1,817	4.27%	51,817	1,589	4.10%
Other borrowings	5,196	143	3.68%	10,364	237	3.06%
Junior sub. debentures	7,732	340	5.88%	2,691	119	5.91%

Total	411,030	11,597	3.77%	390,476	8,300	2.84%

Non-interest-bearing liabilities:
Demand deposits	54,024			51,659
Other liabilities	3,572			2,701
Stockholders’ equity	35,081			34,743

Total	$503,707			$479,579

Net interest income		$10,806			$11,040
Rate spread			2.56%			2.91%
Net yield on interest-earning assets			3.05%			3.28%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2006 compared to 2005
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans (2)	$ 729	$1,815	$2,544
Taxable securities	312	174	486
Tax-exempt securities (2)	68	(1)	67
FHLB stock	2	(51)	(49)
Other interest income	(56)	71	15

Total	1,055	2,008	3,063

Interest paid on:
Savings and demand deposits	240	624	864
Money market deposits	(111)	725	614
Time deposits	287	1,177	1,464
FHLB borrowings	161	67	228
Other borrowings	(142)	48	(94)
Junior subordinated debentures	222	(1)	221

Total	657	2,640	3,297

Net interest earnings	$ 398	$ (632)	$ (234)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  The provision for loan losses was $120 for the three months ended September 30, 2006, and a credit to the allowance for loan losses of $50 for the three months ended September 30, 2005.  Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (.04%) during the three months ended September 30, 2006 compared to .06% for the September 2005 quarter.

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

NONINTEREST INCOME

Quarterly noninterest income increased $6 in the September 2006 quarter to $912 compared to $906 in September 2005.  However, the September 2006 quarter included special items.  Noninterest income was $860 for September 2006 before the $472 loss on sale of securities, a gain on sale of vacant land held for branching of $389, and income from a decrease in the swap liability of $135.  Before these special items, noninterest income in the September 2006 quarter declined $46 compared to September 2005.  The decrease was led by a decline in mortgage banking of $89 and a decline in investment and insurance sales commissions of $41.  These declines were offset by an increase in service charge income (primarily overdraft fees) of $84.  Mortgage loan originations have declined approximately 70% year to date in 2006 compared to 2005.  During 2007, PSB will begin to originate reverse mortgages in addition to traditional mortgage products, but expects mortgage banking income to be similar in 2007 as in 2006 due to a slowing housing market.

Noninterest income in the September 2006 was favorably impacted by a one-time gain on sale of vacant land in the Portage County, Wisconsin Business Park of $389 before income taxes of $153.  This land was acquired by PSB in 2004 for a possible de novo branch location.

During 2005, PSB entered into an interest rate swap (receive fixed, pay variable payments) to hedge the interest rate risk inherent in a brokered certificate of deposit.  Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, the brokered certificate, as an adjustment to income as an offset to the mark-to-market adjustment on the related interest rate swap.  However, during March 2006, PSB determined this swap did not qualify for hedge accounting.  Eliminating the application of fair value hedge accounting in 2006 reversed the fair value adjustment that was made to the brokered certificate.  Marking the swap liability to fair value generated a charge of $167 ($101 after tax benefits) during the nine months ended September 30, 2006.  As expectations for a decline in short-term market rates occurred during the September 2006 quarter, the fair value of the swap liability declined which increased quarterly income $135 ($82 after tax benefits).  The swap continues to be economically effective and any swap liability provision to expense represents a temporary timing difference to be recovered in future periods before swap maturity in October 2008.  The interest rate difference on the swap is settled monthly in cash.  Net cash paid on the swap was $29, $20, and $8 in the September 2006, June 2006, and March 2006 quarters, respectively.  Had hedging treatment of the swap been allowed against the certificate of deposit, these payments would have decreased net interest income during those periods.

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of September 30, 2006.

Table 15:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of September 30, 2006 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 90,698	$ 499	$2,494	$412
MPF125 Program (closed loan program)	79,019	838	942	482

Total FHLB MPF serviced loans	$169,717	$1,337	$3,436	$894

FHLB MPF Program elements as a percentage of principal serviced:

As of September 30, 2006:	MPF 100	MPF 125

PSB credit enhancement guarantee	0.55%	1.06%
FHLB funded first loss account	2.75%	1.19%
Mortgage servicing right, net	.45%	.61%

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

NONINTEREST EXPENSE

Noninterest operating expenses decreased $100, or 3.5% to $2,784 in the quarter ended September 2006 compared to $2,884 during the quarter ended September 2005.  For the quarter, salaries and employee benefits declined $102 although both salaries and health insurance costs were similar to the September 2005 quarter.  However, accrued year-end bonus compensation costs and nonqualified benefit plans was reduced approximately $37 compared to the September 2005 quarter as PSB’s 2006 net income performance is not expected to reach levels required for the higher incentive tiers.  Salaries and benefit expense are not expected to continue at this lower September 2006 level, but rather to increase in the December 2006 quarter due to CEO transition costs and costs related to attrition in other employee positions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

July 2006	–	$ –	–	13,000
August 2006	4,500	32.28	–	9,000
September 2006	2,571	30.46	–	6,500

Quarterly totals	7,071	$31.62	–	6,500

Sales of Unregistered Securities

Shares of PSB common stock have been issued pursuant to the exercise by employees or former employees of PSB of options granted under the 2001 Stock Option Plan on the dates and for the exercise prices listed in the following table.  The options and the underlying common stock issued were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(11) as all optionees were residents of the state of Wisconsin.

Date	Number of Shares	Price per Share	Aggregate Price

7/12/2006	208	$15.83	$ 3,293
3/9/2006	977	$15.83	$15,466
1/27/2006	200	$15.79	$ 3,158
1/7/2005	3,058	$15.83	$48,408
12/2/2004	3,263	$15.84	$51,686
9/20/2004	701	$15.84	$11,104
6/17/2002	3,263	$15.84	$51,686

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

November 14, 2006

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002