Form 10-K
period 2006-12-31
PSB HOLDINGS INC /WI/
filed 2007-03-14
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission file number:  0-26480

PSB HOLDINGS, INC.

www.psbwi.com

WISCONSIN

39-1804877

1905 W. Stewart Avenue

P.O. Box 1686

Wausau, Wisconsin 54402-1686

Registrant’s telephone number, including area code:  (715) 842-2191

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐

No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐

No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2006, was approximately $47,600,000.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 20, 2007, 1,587,219 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 14, 2007 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

TABLE OF CONTENTS

PART I

ITEM

1.

Business

1

1A.

Risk Factors.

4

1B.

Unresolved Staff Comments.

8

2.

Properties

8

3.

Legal proceedings

8

4.

Submission of matters to a vote of security holders

8

PART II

5.

Market for registrant’s common equity and related stockholder matters

9

6.

Selected financial data

10

7.

Management’s discussion and analysis of financial condition and results of operations

12

7A.

Quantitative and qualitative disclosures about market risk

46

8.

Financial statements and supplementary data

47

9.

Changes in and disagreements with accountants on accounting and financial disclosure

79

9A.

Controls and Procedures

79

9B.

Other Information

79

PART III

10.

Directors and executive officers of the registrant

80

11.

Executive compensation

81

12.

Security ownership of certain beneficial owners and management and related stockholder matters

81

13.

Certain relationships and related transactions

81

14.

Principal Accountant Fees and Services

81

PART IV

15.

Exhibits, financial statement schedules, and reports on Form 8-K

82

i

PART I

Item 1.

BUSINESS.

Forward-Looking Statements

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSB Holdings, Inc. and its consolidated subsidiaries (“PSB”) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.  Risks, uncertainties, and assumptions relating to forward-looking statements include general business and economic conditions, changes in fiscal and monetary policies, increased competition, changes in customers’ preferences for types and sources of financial services, the timely development and acceptance of new products and services, increased costs of operation (including increased funding costs), changes in laws and regulation that govern PSB’s operations, increases in credit risks and losses, loss of key personnel, unforeseen liabilities arising from current or prospective claims or litigation, the inability to execute expansion plans, errors in the application of critical accounting policies, unanticipated adverse decisions by tax authorities, the inability to pay dividends, lack of marketability of PSB stock, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.  PSB assumes no obligation, and does not intend, to update these forward-looking statements.

Business Operations and Products

PSB Holdings, Inc., a Wisconsin corporation formed in 1995, is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the authority of the Bank Holding Company Act of 1956, as amended (the “BHCA”).  PSB Holdings, Inc.’s sole business is the ownership and management of Peoples State Bank, a Wisconsin state chartered bank headquartered in Wausau, Wisconsin.  Since 1962, Peoples State Bank has operated as a community bank and currently serves customers in the central and northern Wisconsin counties of Marathon, Oneida, and Vilas through a branch network of 8 retail full-service locations.  This Annual Report on Form 10-K describes the business of PSB Holdings, Inc. and Peoples State Bank as in effect on December 31, 2006, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

PSB’s branch offices are located in the communities of Wausau, Rib Mountain, Weston, Marathon, Rhinelander, Minocqua, and Eagle River, Wisconsin.  PSB is engaged in general commercial and retail banking and serves individuals, businesses, and governmental units.  PSB offers most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending.  In addition, PSB provides a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit and debit cards, and other personal loans, as well as mortgage loans.  PSB offers both commercial and personal customers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis.  Commercial customers may use available cash management and lockbox services in addition to merchant banking products.  New services are frequently added to PSB’s commercial and retail banking departments.  PSB offers brokerage services at its Wausau locations, including the sale of annuities, mutual funds, and other investments to Peoples State Bank customers and the general public.

All of PSB’s products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations.  Therefore, all revenue, profit and loss, and total assets are reported in one segment and represent the entire operations of PSB.

As a community bank, the majority of PSB’s operating revenues come from interest earned on local loans receivable and its investment securities portfolio.  PSB does not have a dependence on any major customers and collects revenue or obtains funding from approximately 13,000 households and businesses.  The table below shows a breakdown of principal sources of operating revenue.

(dollars in thousands)	Interest on loans		Interest on securities
Years ended December 31,	Amount	% of revenue	Amount	% of revenue

2006	$25,546	77.9%	$3,564	10.9%
2005	$22,347	76.4%	$2,944	10.1%
2004	$19,207	75.8%	$2,780	11.0%

As of February 9, 2007, PSB operated with 138 full-time equivalent (“FTE”) employees, including 15 FTE employed on a part time basis.  None of the employees is covered by a collective bargaining agreement.

PSB has traditionally pursued a market expansion plan that includes de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects.  Full-service bank branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin in 2001, 2002, 2004, and 2005, respectively.  During those periods, management believed opening in adjacent markets capitalized on existing management resources and customer relationships and leveraged existing stockholder capital for the long-term benefit of stockholders.  However, PSB intends to pursue opportunities to acquire additional bank subsidiaries or banking offices out of its current market area so that, at any time, it may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks.  However, there are no plans, understandings, or arrangements, written or oral, regarding other acquisitions at this time.

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

Based on publicly available deposit market share information as of June 30, 2006, the following is a list of the three largest FDIC insured banking competitors in each of PSB’s primary markets and a comparison of PSB’s deposit market share to these primary competitors.  During 2006, PSB lost market share to new competitors and from heightened competition from large regional banks.

	June 30, 2006		June 30, 2005
	Deposit $’s	Market	Deposit $’s	Market
	($000s)	Share	($000s)	Share
Marathon County, Wisconsin

M&I Bank	$ 482,554	21.1%	$ 447,040	21.1%
Peoples State Bank	338,766	14.8%	323,377	15.2%
Associated Bank	222,055	9.7%	191,745	9.0%
All other FDIC insured institutions	1,238,498	54.4%	1,158,502	54.7%

Oneida County, Wisconsin

M&I Bank	$ 204,069	29.1%	$ 177,289	28.0%
Associated Bank	139,141	19.8%	126,095	19.9%
Citizens Bank	93,478	13.3%	77,990	12.3%
Peoples State Bank	43,453	6.3%	41,773	6.6%
All other FDIC insured institutions	221,279	31.5%	210,642	33.2%

Vilas County, Wisconsin

First National Bank of Eagle River	$ 120,104	30.9%	$ 120,463	31.4%
M&I Bank	106,473	27.4%	100,266	26.1%
Headwaters State Bank	48,366	12.4%	47,906	12.5%
Peoples State Bank	13,844	3.6%	15,265	4.0%
All other FDIC insured institutions	99,928	25.7%	99,987	26.0%

Recent changes in banking laws have had a significant effect on the competitive environment in which PSB operates and are likely to continue to increase competition for PSB.  For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past.  In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities.  PSB believes that the combined effects of more interstate banking and the development of greater “one-stop” availability for banking, insurance, and securities services will both increase the overall level of competition and attract competitors with which PSB may not now compete for its customers.

In addition to competition, the business of PSB is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve (see “Regulation and Supervision – Monetary Policy”).  This competition may cause PSB to seek out opportunities to provide additional financial services to replace or supplement traditional net interest income.

Executive Officers

Peter W. Knitt, 48 – President and Chief Executive Officer of PSB and Peoples State Bank since July 2006; previously Senior Vice President of Peoples State Bank (2003-2006); prior to 2003, Community Bank President, M&I Bank Rhinelander.

Scott M. Cattanach, 38 – Vice President and Secretary of PSB since January 2007; Treasurer of PSB since 2002; Senior Vice President and Chief Financial Officer of Peoples State Bank since 2003; Chief Financial Officer of Peoples State Bank (2002-2003).

Regulation and Supervision

Regulation

PSB is subject to regulation under both federal and state law.  PSB Holdings, Inc. is a registered bank holding company and is subject to regulation and examination by the Federal Reserve pursuant to the BHCA.  Peoples State Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

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

Banking laws and regulations have undergone periodic revisions that have often had a direct or indirect effect on PSB’s operations and its competitive environment.  Such laws and regulations are often, if not continuously, subject to review and possible revision.  Among recent changes in the regulatory environment in which PSB operates are the Gramm-Leach-Bliley Act of 1999, which eliminated many of the barriers to affiliation among banks, insurance companies, and other securities or financial services companies, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) which requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes, and the recent “Check 21” legislation which involves the replacement of paper check records with digital copies in order to speed processing.  Depending on the scope and timing of future regulatory changes, it is likely they will affect the competitive environment in which PSB operates or increase costs of regulatory compliance and, accordingly, may have a material adverse effect on PSB’s consolidated financial condition, liquidity, or results of operations.

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

PSB’s business and earnings could be adversely affected by changes in general business and economic conditions, including increased credit risk and interest rate risk.

PSB’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, central and northern Wisconsin.  These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, acts or threats of war or terrorism that negatively affect general business and economic conditions in the U.S., and consumer spending, borrowing, and saving habits.  For example, an economic downturn, increase in unemployment, or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability.  Reduced loan demand or nonpayment of loans would have an adverse effect on PSB’s financial condition and results of operations.

PSB earnings could be adversely affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact PSB significantly.  The Federal Reserve regulates the supply of money and credit in the United States.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments PSB holds.  Those policies determine to a significant extent PSB’s cost of funds for lending and investing.  Changes in those policies are beyond PSB’s control and are difficult to predict.  Changes in Federal Reserve policies may increase the risk that PSB’s customers may fail to repay their loans, and reduce the demand for PSB’s products and services.

The banking and financial services industry is highly competitive and increases in competitive levels could adversely affect PSB’s financial condition and results of operations.

PSB operates in a highly competitive environment in the products and services PSB offers and the markets in which PSB serves.  The competition among financial services providers to attract and retain customers is intense.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer or greater interest rates on deposit products.  Some of PSB’s competitors may be better able to provide a wider range of products and services over a greater geographic area.  The banking and financial services industry is likely to become even more competitive as a result of legislative, regulatory, and technological changes and the continued consolidation of the industry.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems.  Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking.  Many of PSB’s non-bank competitors are subject to fewer regulatory constraints and have lower cost structures.  PSB expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.  Increased competition could result in loss of customers or reductions in PSB’s net interest margin and fee income.

Traditional geographic boundaries to commercial deposit collection and commercial loan origination are eroding, increasing competition against PSB’s products.

Just as technology and the presence of a robust secondary market lowered net interest margins and increased competition for residential mortgage loans, changes in technology and providers are increasing competition and lowering net interest margins on commercial products.  Recent Check 21 legislation has allowed out of area competitors to place on-site deposit item readers (often referred to as “remote capture” devices) at their customer’s place of business eliminating the need for a local depository institution.  Similarly, an emerging secondary market for commercial lending has increased out of area competition for and decreased spreads on some commercial loans traditionally made by local banks.  This increased competition may continue to adversely affect PSB’s results of operations.

If PSB cannot attain comparable growth rates in loans and local deposits, it may have a material adverse effect on PSB’s capital position and results of operations.

Local deposit growth has not been sufficient to fund asset growth in recent years.  Out of area wholesale funding in the form of brokered certificates of deposit and Federal Home Loan Bank advances have been obtained to fund incremental asset growth.  These wholesale funding sources are generally more sensitive to overall market interest rate changes and could be more costly than local deposit funding.  Ongoing use of wholesale funds also reduces the amount of outside funding available for emergency liquidity on both a short-term and long-term basis, substantially increasing the cost to obtain emergency liquidity.  If certain capital levels are not maintained by PSB, access to the brokered certificate of deposit market could be substantially reduced, increasing wholesale funding costs.

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

PSB’s funding costs may increase if consumers decide not to use banks as their primary source to invest liquid or other personal assets.

While the banking industry has historically held a majority of available deposits, generational factors and trends in using other non-banking providers for investment of funds may reduce the level of deposits available to fund banking assets and increase the cost of funding.  Demographic trends in the United States point to a growing transfer of wealth to the next generation in the following decades that could accelerate this transfer of wealth out of the banking system and into other non-banking providers.  If this change occurs, PSB’s funding costs could increase and adversely affect PSB’s results of operations.

PSB’s market share may decline if it does not provide new products and services that gain market acceptance and regulatory approval.

PSB’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses.  There is increasing pressure on financial services companies to provide products and services at lower prices.  This can reduce PSB’s net interest margin and revenues from its fee-based products and services.  In addition, PSB’s success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating markets.  The widespread adoption of new technologies, including Internet-based services, could require PSB to make substantial expenditures to modify or adapt its existing products and services or render PSB’s existing products obsolete.  If PSB cannot successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers, and/or break into targeted markets, its financial conditions, liquidity, and results of operations will be adversely affected.

Investment to promote future growth of customers and new product types may not yield returns planned by management.

PSB has substantially increased investment in premises and equipment to a level approximately 33% of stockholders’ equity in 2006 compared to approximately 21% of equity during 2002.  In addition, PSB relies on technology to process virtually all of its customer’s transactions and continually evaluates and implements technology upgrades and improvements.  Results from operations will be negatively effected if these investments in premises and technology do not generate additional revenue to offset increasing operating expenses.

Changes in laws and regulations could increase competition and PSB’s operating costs.

PSB and its subsidiary bank are heavily regulated at the federal and state levels.  This regulation is designed primarily to protect consumers, depositors, and the banking system as a whole, not stockholders of PSB.  Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could adversely affect PSB in substantial and unpredictable ways including limiting the types of financial services and products PSB may offer, increasing the ability of non-banks to offer competing financial services and products, and/or increasing PSB’s cost structures.  Also, PSB’s failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies and damage to its reputation.

PSB has increased the size of historical commercial and industrial loan relationships, exposing PSB to potentially larger credit losses on one relationship in the event of default.

PSB has acquired a number of commercial relationships for which credit has been issued based primarily on the customer’s cash flow and business collateral to a level greater than in past years.  In the event of a failure of one of these large commercial customers, PSB could incur substantial losses from default of loan principal.  A significant loan loss from such a large commercial customer would result in a larger provision for loan losses and reduce income.

The loss of key loan personnel may damage customer relationships and reduce PSB’s loan volume and net earnings.

Many of PSB’s largest customers have close relationships with their servicing account officer and may have a loyalty to that officer beyond PSB’s product offerings.  Loss of certain relationship officers may cause current customers to stop using PSB’s products and pursue new products offered by their current account officer through a different employer.  PSB’s continued success depends to a significant extent upon the continued employment of its relationship officers.  The loss of services of any of PSB’s relationship officers could cause PSB’s business to suffer.

Unexpected liabilities resulting from current or future claims or contingencies may have a material adverse effect on PSB’s business, operating results, and financial condition.

PSB may be involved from time to time in a variety of litigation arising out of its business.  PSB’s insurance may not cover all claims that may be asserted against it, and any claims asserted against PSB, regardless of merit or eventual outcome, may harm PSB’s reputation.  In addition, PSB may not be able to obtain appropriate types or levels of insurance in the future, nor may PSB be able to obtain adequate replacement policies with acceptable terms, if at all.  Should the ultimate judgments or settlements in any actual or threatened claims or litigation exceed PSB’s insurance coverage, they could have a material adverse effect on PSB’s business, operating results, and financial condition.

Potential acquisition or other expansion of our market may have a different result than planned and may have a material adverse effect on our business, operating results, and financial condition.

Difficulty in operating in a new market, or in integrating an acquired business may cause PSB not to realize expected revenue increases, cost savings, increases in market presence, or other projected benefits.  PSB may not attract sufficient loan or deposit volume in a new market to offset the increased costs.  The integration process of an acquired business or location could result in higher than expected deposit attrition (run-off), loss of customers and key employees, the disruption of PSB’s business or the business of the acquired company, or otherwise adversely affect PSB’s ability to maintain existing relationships with customers and employees or to enter into new business relationships.  These factors could contribute to PSB not achieving the anticipated benefits of the market expansion or acquisition within the desired time frames, if at all.

PSB’s accounting policies and methods are the basis of how PSB reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

PSB’s accounting policies and methods are fundamental to how PSB records and reports its financial condition and results of operations.  PSB’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report PSB’s financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in PSB’s reporting materially different amounts than would have been reported under a different alternative.  Information on PSB’s critical accounting policies is contained in this Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unexpected tax liability as a result of examinations and challenges by tax authorities may harm PSB’s financial condition and results of operations.

In the normal course of business, PSB and its subsidiary are subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged.  Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions.  These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base, apportionment, and tax planning.  The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  See, Item 8, Note 13 of Notes to Consolidated Financial Statements.  If such challenges are made and are not resolved in PSB’s favor, they could have an adverse effect on PSB’s financial condition and results of operations.

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

PSB is a separate and distinct legal entity from Peoples State Bank.  It receives substantially all of its revenue from bank dividends.  These dividends are the principal source of funds to pay dividends on PSB’s common stock and interest on its junior subordinated debt.  The payment of dividends by the bank is subject to federal law restrictions as well as to the laws of Wisconsin.  Although semi-annual cash dividends have been paid on PSB common stock for many years, a decline in operating income or need to retain earnings for regulatory capital or growth may cause PSB to lower or stop the existing cash dividend.

PSB’s articles of incorporation could make more difficult or discourage an acquisition of PSB.

PSB’s articles of incorporation require the approval of two-thirds of all shares outstanding in order to effect a merger, share exchange, or other reorganization.  This provision may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.

PROPERTIES.

PSB’s administrative offices are housed in the same building as the Peoples State Bank’s primary customer service location at 1905 West Stewart Avenue in Wausau, Wisconsin.  PSB’s other Wisconsin branch locations, in the order they were opened for business, include Rib Mountain, Marathon, Wausau (Eastside), Eagle River (in the Trig’s grocery store), Rhinelander, Minocqua, and Weston.  The branch in the Trig grocery store occupies leased space within the supermarket designed for community banking operations.  The other 7 locations are owned by PSB without encumbrance and are occupied solely by PSB and are suitable for current operations.

Item 3.

LEGAL PROCEEDINGS.

PSB is subject to claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market

There is no active established public trading market in PSB common stock.  Bid and ask prices are quoted on the OTC Bulletin Board under the symbol “PSBQ.OB.”  Transactions in PSB common stock are limited and sporadic.

PSB maintains an informal, annual share repurchase program of up to 1% of outstanding shares per year.  In addition, during June 2006 PSB completed a tender offer to repurchase 100,000 shares.  Through both programs during 2006, PSB purchased 117,000 shares at an average price of $33.36 per share.  During 2005, PSB purchased 17,200 shares at an average price of $31.18 per share.  Repurchase activity during the quarter ended December 31, 2006 was as follows:

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

October 2006	–	$ –	–	6,500
November 2006	3,000	30.50	–	3,500
December 2006	3,500	30.75	–	–

Quarterly totals	6,500	$30.63	–	–

Information required by Item 201(d) of Regulation S-K related to equity compensation plans is set forth under Item 12, Part III, of this Annual Report on Form 10-K.

Holders

As of December 31, 2006, there were approximately 911 holders of record of PSB common stock.  Some of PSB’s shares are held in “street” name brokerage accounts and the number of beneficial owners of such shares is not known and therefore not included in the foregoing number.

Dividends

PSB expects that its practice of paying semi-annual dividends on its common stock will continue, although the payment of future dividends will continue to depend upon earnings, capital requirements, financial condition, and other factors.  The principal source of funds for the payment of dividends by PSB is dividend income from its bank subsidiary.  Payment of dividends by Peoples State Bank is subject to various limitations under banking laws and regulations.  To fund the repurchase of 5.9% of PSB’s common equity shares during the 2006 tender offer, the subsidiary bank made a dividend distribution to PSB in excess of current year net income.  Under state banking regulations, the subsidiary bank may not make dividend distributions in excess of year-to-date net income to PSB during 2007 and 2008 without regulatory approval.  If regulatory approval is obtained during these future periods, at December 31, 2006, the bank could have paid a maximum of approximately $14.3 million in additional dividends to PSB.  However, to remain “well capitalized” under regulatory Prompt Corrective Action Provisions (see Note 17 to the Consolidated Financial Statements), dividends could not exceed approximately $6.5 million as of December 31, 2006.  PSB has paid regular dividends since its inception in 1995.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on PSB common stock for the periods indicated are:

		2006 Prices			2005 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$30.95	$30.55	$ –	$32.15	$31.85	$ –
2nd	$33.00	$30.60	$0.320	$31.85	$30.75	$0.310
3rd	$32.65	$30.00	$ –	$31.00	$30.65	$ –
4th	$30.25	$30.15	$0.320	$30.90	$29.25	$0.310

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board.  The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Stock Price Performance

The following graph and table compare the yearly percentage change in the cumulative total shareholder return of our common stock for the five-year period beginning December 31, 2001, with the Hemscott Midwest Regional Bank Stock Index and the Hemscott Russell 2000 Index.  The Russell 2000 Index includes the 2000 smallest securities in the Russell 3000 Index (which consists of the 3,000 largest companies whose stock is traded in U.S. markets, based on market capitalization).

The graph and table assume that the value of an initial investment in our common stock and each index on December 31, 2001 was $100 and that all dividends were reinvested.  The prices used in the table reflect quotations on the NASD OTC Bulletin Board and do not reflect retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  There is no active established trading market in our common stock.

	2001	2002	2003	2004	2005	2006

PSB Holdings, Inc.	100.00	149.70	213.29	207.34	202.11	203.16
Regional-Midwest Banks	100.00	95.70	123.04	131.19	125.96	146.02
Russell 2000 Market Index	100.00	78.42	114.00	133.94	138.40	162.02

Item 6.

SELECTED FINANCIAL DATA.

Table 1:  Earnings Summary and Selected Financial Data

Consolidated summary of earnings:
Years ended December 31,	2006	2005	2004	2003	2002
(dollars in thousands, except per share data)

Total interest income	$29,513	$25,764	$22,202	$21,050	$21,915
Total interest expense	15,741	11,655	8,113	7,869	9,274

Net interest income	13,772	14,109	14,089	13,181	12,641
Provision for loan losses	495	160	855	835	1,110

Net interest income after loan loss provision	13,277	13,949	13,234	12,346	11,531
Total noninterest income	3,276	3,468	3,123	4,111	3,048
Total noninterest expense	11,702	11,040	10,975	9,351	8,226

Net income before income taxes	4,851	6,377	5,382	7,106	6,353
Provision for income taxes	1,424	2,037	1,856	2,300	1,988

Net income	$ 3,427	$ 4,340	$ 3,526	$ 4,806	$ 4,365

Consolidated summary balance sheets:
As of December 31,	2006	2005	2004	2003	2002
(dollars in thousands, except per share data)

Cash and cash equivalents	$ 25,542	$ 26,604	$ 23,324	$ 18,927	$ 21,552
Securities	80,009	81,501	68,894	72,472	81,057
Total loans receivable, net of allowance	369,749	372,411	343,923	304,339	256,015
Premises and equipment, net	11,469	12,632	12,432	7,557	6,158
Cash surrender value of life insurance	5,900	4,805	–	–	–
Other assets	9,171	8,205	6,401	5,638	6,687

Total assets	$501,840	$506,158	$454,974	$408,933	$371,469

Total deposits	$391,415	$400,536	$358,225	$316,414	$297,830
Federal Home Loan Bank advances	60,000	54,000	52,000	47,000	38,000
Other borrowings	3,995	4,497	8,565	10,475	3,302
Junior subordinated debentures	7,732	7,732	–	–	–
Other liabilities	4,251	3,908	2,568	2,903	3,034
Stockholders’ equity	34,447	35,485	33,616	32,141	29,303

Total liabilities and stockholders’ equity	$501,840	$506,158	$454,974	$408,933	$371,469

Performance ratios:	2006	2005	2004	2003	2002

Basic earnings per share	$ 2.08	$ 2.53	$ 2.04	$ 2.76	$ 2.48
Diluted earnings per share	$ 2.07	$ 2.52	$ 2.03	$ 2.74	$ 2.48
Common dividends declared per share	$ 0.64	$ 0.62	$ 0.60	$ 0.57	$ 0.54
Dividend payout ratio	29.79%	24.42%	29.33%	20.77%	21.65%
Net book value per share at year-end	$ 21.67	$ 20.81	$ 19.55	$ 18.54	$ 16.75
Average common shares outstanding	1,645,603	1,714,648	1,725,136	1,740,106	1,758,249

Return on average stockholders’ equity	9.84%	12.39%	10.66%	15.45%	15.97%
Return on average assets	0.68%	0.90%	0.82%	1.26%	1.25%
Net interest margin (tax adjusted)	3.05%	3.23%	3.60%	3.75%	3.95%
Net loan charge-offs to average loans	0.05%	0.04%	0.07%	0.16%	0.37%
Noninterest income to average assets	0.65%	0.72%	0.73%	1.08%	0.88%
Noninterest income to tax adjusted
net interest margin	22.74%	23.61%	21.29%	29.98%	23.12%

Efficiency ratio (tax adjusted)	66.18%	60.80%	61.70%	52.46%	50.68%
Salaries and benefits expense to average assets	1.41%	1.36%	1.44%	1.56%	1.42%
Other expenses to average assets	0.93%	0.91%	1.11%	0.89%	0.94%
FTE employees at year-end	139	145	133	116	116
Average equity to average assets	6.93%	7.23%	7.68%	8.15%	7.85%
Non-performing loans to gross loans at year-end	1.14%	0.74%	0.80%	1.08%	0.94%
Allowance for loan losses to loans at year-end	1.20%	1.11%	1.19%	1.15%	1.22%

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis reviews significant factors with respect to PSB’s financial condition and results of operations at and for the three-year period ended December 31, 2006.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.  All figures are in thousands, except per share data and per employee data.

Management’s discussion and analysis, like other portions of this Annual Report on Form 10-K, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, such performance involves risks and uncertainties that may cause actual results to differ materially from those described in such forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K.  This discussion and analysis should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A of this report.

Executive Overview

This overview summarizes PSB’s business activities and presents the primary opportunities and challenges faced by management and the impact of economic and industry-wide factors on PSB’s operating environment.  In addition, the near-term and long-term issues on which management is most focused are outlined in general terms as a backdrop for the detailed statistical and narrative analysis presented in this Annual Report on Form 10-K.  Although PSB operates as a community bank, its operating environment is significantly impacted by national economic trends and other industry factors.  These risk factors were outlined in Item 1A previously.

PSB operates in many ways as a local community bank, but larger in size and scope.  PSB maintains a traditional retail and commercial banking business model and holds limited stand-alone derivative instruments to hedge cash flow and fair value risks.  The primary sources of income are net interest income earned on residential and commercial loans made to local customers after payment of interest to depositors.  PSB originates and sells long-term fixed rate mortgage loans to the secondary market and services future payments on these loans for a substantial amount of fee income.  Depositors pay various service fees including overdraft charges and commercial service fees which contribute to PSB’s noninterest income.  PSB sells retail investment products on a commission basis primarily to individuals.  Interest income on loans, mortgage banking income, service charges on deposit accounts, and investment sales commissions make up approximately 86% of PSB’s gross revenue, consistent with recent years.

PSB serves customers through a network of eight full-service locations with an emphasis on customer service and flexibility.  PSB employees are substantial participants in community involvement for the betterment of PSB’s market areas, customers, and potential customers.

PSB recognizes many opportunities for continued growth in products, customers, assets, and profits.  PSB’s relative size (compared to typical community banks, thrifts, and credit unions) allows it to offer a wide array of financial service products in a one-stop shopping service model.  Although greater in size than typical community banks, traditional community bank customer service and flexibility differentiate PSB from larger financial service providers.  Therefore, PSB can offer better service to customers disenfranchised by large banks and large bank mergers while allowing them to continue their practice of one-stop shopping and commercial support.  PSB can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale.

PSB has invested in key management and branch personnel to capitalize on relationships in existing and adjacent markets.  PSB’s growth into adjacent markets minimizes costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations and improving convenience of service for existing customers.  PSB intends to grow at a level greater than may be able to be supported in existing adjacent markets.  Therefore, future market expansions are likely to be out of the area, and be directed by an officer who is a local market leader in that area.

Against this back drop of industry-wide factors and competitive advantages and opportunities, management monitors several areas of risk, negative trends, and challenges.  The following items represent challenges monitored by management in both the short- and long-term.  These challenges and statistical analysis are presented in greater detail throughout this section of this Annual Report on Form 10-K.

➢

Net income declined $.45 per share (18%) during 2006 compared to 2005.  A decline in net interest margin without asset growth, higher provisions for estimated loan losses, and increased employee health insurance benefits were the greatest factors behind lower net income, with these factors contributing $.30 of the decrease in 2006 earnings per share.

➢

Several special items were recognized in 2006 net income including a loss on sale of securities to restructure the balance sheet, gain on sale of vacant land formerly held for future branching, and an executive officer severance benefit.  The net impact of these special items was to decrease earnings per share by $.09 during the year.

➢

During 2006, PSB determined an existing interest rate swap to convert a time deposit from fixed to floating rates did not qualify for hedge accounting.  Elimination of hedge accounting generated a non-cash charge against net income of $.05 per share.  The swap continues to be economically effective and any swap liability provision to expense represents a temporary timing difference to be recovered in future periods before swap maturity in October 2008.

➢

Although the provision for loan losses increased compared to 2005, the 2006 provision continued to be approximately 53% of the average provision levels recorded during the three years ended 2004.   Continued historically low provisions for loan losses may not continue during 2007 due to planned growth in loans receivable or an increase in problem loan activity, thereby reducing net income.

➢

Nonperforming assets increased to .95% of total assets as of December 31, 2006 compared to .62% of assets at December 31, 2005 from an increase in nonaccrual loans.  PSB believes the economies of the markets it serves may face headwinds in the coming year and has tightened credit standards which have also impacted loan growth.  The effects of a slowing local economy and situations with certain borrowers caused PSB to downgrade credit quality ratings on approximately 5% of its internally graded performing loan portfolio during the second half of 2006.  Despite these downgrades, substantial future net charge-offs compared to past PSB experience are not expected.

➢

Net interest margin continued a decline that began following 2002.  Rising short-term interest rates (that began with Federal Reserve discount rate increases during June 2004) have increased deposit costs faster than corresponding longer-term interest rates.  Static gap analysis shows earning assets repriced with similar timing to interest-bearing liabilities, but the extent of deposit repricing has been greater than loans as the market’s interest yield curve was inverted for much of 2006.    In addition, heightened local competition for both loans and deposits has significantly lowered rate spreads.  Improvements in net interest margin are dependent in part on PSB’s ability to limit core deposit funding rate increases while at the same time providing continued loan growth supported by these funds.

During 2006, quarterly net margin on earning assets ranged between 2.99% and 3.10%, and totaled 3.05% for all of 2006 compared to 3.23% during all of 2005.  As recent quarterly net margin has remained within a narrow range, net margin during 2007 is anticipated to approximate the level seen during 2006.

➢

Intense local competition from new competitors entering PSB’s market and renewed competition for retail and small business customers from larger regional banks caused loans and deposits to decline as of December 31, 2006 compared to the prior year end.  Loans receivable were impacted by the loss of approximately $8 million of loan principal during 2006 from the loss of two significant credit relationships.  The decline in deposits was supported by additional FHLB advances and PSB continues to rely significantly on wholesale funding including brokered deposits.

➢

Salaries and employee benefits increased 6.8% in 2006, led by a special charge related to executive severance benefits and substantially higher health benefit expenses.  Excluding the severance charge and health benefit expenses, salaries and benefits increased just 1.2%.  Total salaries and benefits expense is expected to increase minimally during 2007 compared to 2006 levels before the severance charge.

➢

PSB presented a fully stipulated case to the United States Tax Court in December 2006 regarding an Internal Revenue Service assessment for tax related to disallowance of interest expense on holding tax-exempt obligations at its Nevada investment subsidiary, PSB Investments, Inc.  A decision from the Tax Court is expected during 2007.  As described in Item 8, Note 13 of the Notes to the Consolidated Financial Statements, an unfavorable outcome in this Tax Court petition would have an impact on profits.

Results of Operations

PSB’s net income decreased $913 to $3,427 for 2006 compared to $4,340 in 2005 and $3,526 during 2004, representing a decrease of 21.0% in 2006 after an increase of 23.1% in 2005.  Due to repurchase of approximately 6.8% of PSB shares during 2006, diluted earnings per share declined less severely, down $.45 per share (18%) to $2.07 in 2006 compared to $2.52 in 2005 and $2.03 in 2004.  Item 6 of this Annual Report on Form 10-K presents other various financial performance ratios and measures for the five years ending December 31, 2006.  A number of separate factors impacted PSB earnings during the past several years as outlined in the table below.  Despite these separately identifiable items, PSB operating income before the provision for loan losses and special items continued

to decline each year.  Long-term declines are a result of a consistently falling net interest rate margin, reduced mortgage banking income, and increased wage and occupancy expenses not offset by earning asset growth.  The following table presents PSB’s net income for the five years ending December 31, 2006 presented before the provision for loan losses (after-tax) and identifying adjustments for special and nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ending December 31,	2006	2005	2004	2003	2002

Net income before provision for loan losses,
and special items, net of tax	$3,895	$4,325	$4,511	$5,185	$5,038
Less: Provision for loan losses, net of tax	300	97	518	506	673

Net income before special items, net of tax	$3,595	$4,228	$3,993	$4,679	$4,365

Net gain (loss) on sale of securities	(303)	4	59	48	–
Gain on sale of vacant land held for branching	236
Executive officer severance benefit	(101)
Sale of Pulse ATM stock		47
Recovery (write-off) of collection expenses		61	(77)
Loss on abandonment of home office			(199)
Branch closure charges			(100)
Wisconsin state income tax settlement			(150)
Gain on curtailment of post-retirement benefit plan				79

Net income	$3,427	$4,340	$3,526	$4,806	$4,365

Net income in 2006 contained several special items.  Prior to special items and the provision for loan losses, 2006 pro-forma net income was $3,895 compared to $4,325 in 2005 and $4,511 in 2004, declining 9.9% in 2006 and 4.1% in 2005 on a pro-forma basis.  A $303 loss (after tax benefits) on sale of securities was due to sale of lower yield securities with those proceeds reinvested in higher rates, lowering 2006 net income but improving security yields in future years.  PSB sold vacant land purchased in 2004 for a planned branch expansion near Stevens Point, Wisconsin for a gain of $236 (after tax expense) after deciding a current de novo branch in that market did not fit PSB’s profit or expansion plans.  In December 2006, an executive officer was given a severance agreement generating expense of $101 (after tax benefits) after negotiating termination of an employment contract.

Net income in 2005 benefited substantially from a reduction in the provision for loan losses to $160 in 2005 from $855 in 2004.  However, net income before provision for loan losses and special items continued to decline primarily from a decrease in average net interest margin in 2005 and 2004 compared to prior years causing net interest income growth to be significantly less than operating expense growth cause by branch expansion and investments in premises and equipment.

2004 net income compared to 2003 net income was reduced by one-time charges for loss on abandonment of the previous home office and a grocery store branch location and settlement of a Wisconsin state income tax issue related to the operations of the Nevada investment subsidiary.  Mortgage banking income declined by 49% to $901 in 2004 compared to $1,767 in 2003 as long-term interest rates rose from historically low levels seen in 2003 and 2002.

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

PSB’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure.  PSB relies primarily on its asset-liability structure to control interest-rate risk.  In general, longer-term earning assets are funded by shorter-term funding sources allowing PSB to earn net interest income on both the credit risk taken on assets and the yield curve of market interest rates.  However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  PSB does not engage in trading activities to enhance earnings or for hedging purposes.

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

The following tables present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years ending December 31, 2006.

Table 3:  Average Balances and Interest Rates

		2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$380,555	$25,637	6.74%	$368,626	$22,423	6.08%	$329,133	$19,278	5.86%
Taxable securities	55,338	2,512	4.54%	49,514	1,966	3.97%	47,356	1,798	3.80%
Tax-exempt securities(2)	26,299	1,594	6.06%	24,574	1,482	6.03%	24,730	1,488	6.02%
FHLB stock	3,017	89	2.95%	2,958	162	5.48%	2,709	159	5.87%
Other	6,628	314	4.74%	8,666	311	3.59%	3,497	56	1.60%

Total(2)	471,837	30,146	6.39%	454,338	26,344	5.80%	407,425	22,779	5.59%

Non-interest-earning assets:
Cash and due from banks	11,356			13,102			13,409
Premises and equipment, net	12,069			12,643			10,508
Cash surrender value life ins.	5,271			4,186
Other assets	5,859			4,338			3,158
Allowance for loan losses	(4,302)			(4,240)			(3,885)

Total	$502,090			$484,367			$430,615

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 78,209	$ 2,173	2.78%	$ 69,894	$ 1,201	1.72%	$ 52,982	$ 371	0.70%
Money market deposits	66,394	2,029	3.06%	70,042	1,222	1.74%	66,494	610	0.92%
Time deposits	194,735	8,434	4.33%	188,335	6,596	3.50%	166,967	4,802	2.88%
FHLB borrowings	57,644	2,477	4.30%	52,208	2,133	4.09%	47,749	2,061	4.32%
Other borrowings	4,719	174	3.69%	8,739	272	3.11%	11,824	269	2.28%
Junior sub. debentures	7,732	454	5.87%	3,961	231	5.83%

Total	409,433	15,741	3.84%	393,179	11,655	2.96%	346,016	8,113	2.34%

Non-interest-bearing liabilities:
Demand deposits	54,236			53,285			49,600
Other liabilities	3,605			2,864			1,915
Stockholders’ equity	34,816			35,039			33,084

Total	$502,090			$484,367			$430,615

Net interest income		$14,405			$14,689			$14,666
Rate spread			2.55%			2.84%			3.25%
Net yield on interest-earning assets			3.05%			3.23%			3.60%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows:  2006 - $247, 2005 - $238, 2004 - $397.

Table 4:  Interest Income and Expense Volume and Rate Analysis

	2006 compared to 2005			2005 compared to 2004
	increase (decrease) due to(1)			increase (decrease) due to(1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 804	$2,410	$3,214	$2,401	$ 744	$3,145
Taxable securities	264	282	546	86	82	168
Tax-exempt securities(2)	105	7	112	(9)	3	(6)
FHLB stock	2	(75)	(73)	14	(11)	3
Other interest income	(97)	100	3	186	69	255

Total	1,078	2,724	3,802	2,678	887	3,565

Interest paid on:
Savings and demand deposits	231	741	972	291	539	830
Money market deposits	(112)	919	807	62	550	612
Time deposits	277	1,561	1,838	748	1,046	1,794
FHLB borrowings	234	110	344	182	(110)	72
Other borrowings	(148)	50	(98)	(96)	99	3
Junior subordinated debentures	221	2	223	231	–	231

Total	703	3,383	4,086	1,418	2,124	3,542

Net interest earnings	$ 375	$ (659)	$ (284)	$1,260	$(1,237)	$ 23

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Average earning assets grew 3.9% to $471,837 compared to growth of 11.5% during both 2005 and 2004.  Tax adjusted net interest income decreased by $284 or 1.9% in 2006 compared to 2005 from a decline in net margin from 3.23% in 2005 to 3.05% in 2006.  The decline in net interest margin from changes in product rates of $659 as shown in Table 4 was not offset by an increase of $375 from the higher volume of earning assets during 2006.  Therefore, growth in earning assets in 2006 was not sufficient to offset the decline in net interest income from a falling net interest margin as it had during 2005.  Competition for both loans and deposits in PSB’s market area was strong with pricing pressure to hold down loan rates and to grow local deposit rates to levels near wholesale funding.  As short-term market rates continued to increase earlier in 2006 and existing long term loan and deposit products repriced, yield on earning assets increased .59% but cost of interest-bearing liabilities increased .88%, lowering the interest rate spread .29% to 2.55% in 2006 from 2.84% in 2005.

Growth in sales of high yield money market and interest-bearing demand NOW deposits to municipalities and individual high dollar balance accounts slowed during 2006 increasing $2,356, or 4.5% to $54,626 at December 31, 2006 compared to $52,270 at December 31, 2005.  Deposit growth during 2005 and 2004 was fueled by sales of these types of accounts and accounted for virtually all local deposit growth during these years.  These high yield accounts do not include PSB’s customary retail high yield money market account and target a price relative to the 30 day LIBOR and change with movements of wholesale market rates as determined by management.

During 2005, average earning assets grew 11.5% to $454,338 compared to growth of 11.5% during 2004 and 9.5% during 2003.  However, tax adjusted net interest income increased just .2% to $14,689 compared to growth of 6.9% to $14,666 during 2004 and growth of 4.0% to $13,714 during 2003.  As market rates increased during 2005, yield on earning assets increased .21% but cost of interest-bearing liabilities increased .62%, lowering the interest rate spread .41% to 2.84% from 3.25% in 2004.  Although the volume of additional earning assets added $1,260 to net interest income during 2005, approximately 98% of this benefit was lost to declines in net interest margin.

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

Exacerbating the flattening of the interest yield curve was the extent to which market rate increases were able to be repriced by PSB during 2005.  Of the 200 basis point increase in short-term market rates, PSB short-term average deposit funding rates increased 91 basis points.  Compared to the approximately 100 basis point increase in market loan rates in the three year average term, PSB loan yields increased 22 basis points.  These disproportionate rate increases resulted from competitive pressures to limit loan increases and maximize deposit rate increases during 2005.

Yield on earning assets and cost of interest-bearing liabilities declined during 2004 and 2003.  However, during 2004 and 2003, the decline in earning assets yield was greater than the offsetting decline in the cost of interest-bearing liabilities.  As short-term interest rates increased beginning in June 2004, earnings assets and funding sources tied to these short-term rates rose compared to yields seen during 2003.  In 2004 these included taxable securities, other overnight investments, and savings and demand deposits.  However, longer-term earning assets and long-term funding sources continued to mature at lower rates during 2004, decreasing yields.  Although the volume of additional earning assets added $1,522 to net interest income during 2004, approximately 37% of this benefit was lost to declines in net interest margin.

The following table outlines the change in yields during the three years ended December 31, 2006.

Table 5:  Yield on Earning Assets

Year ended December 31,	2006		2005		2004
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	6.39%	0.59%	5.80%	0.21%	5.59%	-0.32%
Effective rate on all liabilities as
a percent of earning assets	3.34%	0.77%	2.57%	0.58%	1.99%	-0.17%

Net yield on earning assets	3.05%	-0.18%	3.23%	-0.37%	3.60%	-0.15%

Noninterest income

The following tables present a breakdown on noninterest income for the three years ended December 31, 2006 and common size income statements presenting the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2006.

Table 6:  Summary of Earnings as a Percent of Net Interest Income

	2006	2005	2004	2003	2002

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	3.6%	1.1%	6.1%	6.3%	8.8%

Net interest income after loan loss provision	96.4%	98.9%	93.9%	93.7%	91.2%
Total noninterest income	23.8%	24.6%	22.2%	31.2%	24.1%
Total noninterest expenses	85.0%	78.2%	77.9%	70.9%	65.1%

Net income before income taxes	35.2%	45.3%	38.2%	54.0%	50.2%
Provision for income taxes	10.3%	14.4%	13.2%	17.4%	15.7%

Net income	24.9%	30.9%	25.0%	36.6%	34.5%

Table 7:  Noninterest Income

	2006		2005		2004
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	income	Amount	income	Amount	income

Service fees	$1,364	28.12%	$1,188	18.63%	$1,234	22.93%
Mortgage banking income	885	18.24%	880	13.80%	901	16.74%
Retail investment sales commissions	466	9.61%	610	9.57%	427	7.93%
Merchant and debit card fee income	220	4.54%	178	2.79%	125	2.32%
Increase in cash surrender value of life insurance	201	4.14%	160	2.51%	–	0.00%
Insurance annuity sales commissions	28	0.58%	38	0.60%	41	0.76%
Net gain (loss) on sale of securities	(472)	-9.73%	6	0.09%	97	1.80%
Net gain (loss) on sale of foreclosed property	(18)	-0.37%	(1)	-0.02%	29	0.54%
Gain on sale of premises and equipment	390	8.04%	2	0.03%	3	0.06%
Gain on sale of non-mortgage loans	64	1.32%	17	0.27%	–	0.00%
Change in fair value of interest rate swap	(147)	-3.03%	–	0.00%	–	0.00%
Gain on sale of Pulse ATM stock	–	0.00%	78	1.22%	–	0.00%
Other operating income	295	6.07%	312	4.89%	266	4.95%

Total noninterest income	$3,276	67.53%	$3,468	54.38%	$3,123	58.03%

PSB noninterest income decreased $192 during 2006 and was impacted by several special items including a gain on sale of vacant land held for branching , a loss on sale of securities, and change in fair value of interest rate swap.  Excluding these special items, noninterest income increased $37, or 1.1%.

Vacant land in the Portage County, Wisconsin Business Park was purchased by PSB in 2004 for a possible de novo branch location.  During 2006, a decision was made to forego entering the market as a de novo branch, and the land was sold to an unrelated party for a gain on sale of $389, which is included in the gain on sale of premises and equipment.

In response to falling long-term market rates in September 2006 and the ability to offset a securities loss against the one-time gain on sale of land held for branching, PSB sought to restructure its balance sheet for higher future earnings and to reduce interest rate sensitivity to falling rates by selling securities having an amortized cost of $17,336 ($16,864 fair value) in low yielding (3.57%) investment securities for a loss and reinvesting in longer-term higher yielding securities.  The security sales generated a pre-tax loss of $472 before a tax benefit of $169.  Approximately $11 million of the sales proceeds were reinvested in higher coupon securities with the remainder of the funds held in federal funds sold to repay wholesale funding maturities.  Although classified as securities available for sale, PSB typically holds securities to maturity and excluding the current sale had sold $14 million in securities in the aggregate since January 2003.  The current security sale does not represent a change in management of the securities portfolio and PSB expects to continue to hold the majority of securities until final maturity.

PSB entered into an interest rate swap (receive fixed, pay variable payments) to hedge the interest rate risk inherent in a brokered certificate of deposit during 2005.  Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, the brokered certificate, as an adjustment to income as an offset to the mark-to-market adjustment on the related interest rate swap.  However, during March 2006, PSB determined this swap did not qualify for hedge accounting.  Eliminating the application of fair value hedge accounting in 2006 reversed the fair value adjustment that was made to the brokered certificate.  Marking the swap liability to fair value generated a charge of $147 during 2006.  The swap continues to be economically effective and any swap liability provision to expense represents a temporary timing difference to be recovered in future periods before swap maturity in October 2008.  The interest rate difference on the swap is settled monthly in cash.  Net cash paid by PSB on the monthly swap settlements was $89 during 2006 and recorded as a reduction of other operating income.  Had hedging treatment of the swap been allowed against the certificate of deposit, these cash payments would have decreased net interest income during 2006.  See Item 8, Note 14 of the Notes to Consolidated Financial Statements for additional interest rate swap information.

During 2005, PSB noninterest income increased $345 primarily from a $160 increase in cash surrender value of life insurance contracts purchased during early 2005, a gain on sale of Pulse ATM stock of $78, and an increase in retail investment sales commissions of $183.  Absent these items, noninterest income declined $76 primarily from $46 lower service fee income as commercial deposit service fees fell 17.7%.  During 2005, commercial service fees were reduced on certain accounts to provide more competitive products as part of a strategic plan to increase the level of commercial demand deposits.  During 2005 average commercial demand deposits did increase $2,131, or 6.4% after experiencing just 1.6% growth during 2004.

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

PSB serviced $170,162 and $169,708 of residential real estate loans which have been sold to the FHLB under the Mortgage Partnership Finance Program (“MPF”) at December 31, 2006 and 2005, respectively.  A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB.  As a FHLB MPF loan servicer, PSB is also paid a “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB.  See “Off Balance Sheet Arrangements.”  FHLB servicing and credit enhancement fees have been an important source of mortgage banking income which has offset the decline in gain on sale of mortgage loans during the past 3 years.

PSB ceased originating loans under the MPF 100 agent program during November 2003.  Since that time all FHLB originations have been through the FHLB MPF 125 closed loan program.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.

PSB recognizes a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB.  Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of PSB’s mortgage servicing right accounting policies.  The table below summarizes the components of PSB’s mortgage banking income for the three years ending December 31, 2006.

Table 8:  Mortgage Banking Income

Years ending December 31,	2006	2005	2004

Cash gain on sale of mortgage loans	$287	$312	$363
Originated mortgage servicing rights	148	269	334

Gain on sale of mortgage loans	435	581	697

Mortgage servicing fee income	428	415	396
FHLB credit enhancement fee income	142	112	117
Amortization of mortgage servicing rights	(161)	(235)	(293)
Change in servicing right valuation allowance	41	7	(16)

Loan servicing fee income, net	450	299	204

Mortgage banking income	$885	$880	$901

PSB provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of December 31, 2006.

Table 9:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of December 31, 2006 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 87,358	$ 499	$2,494	$403
MPF125 Program (closed loan program)	82,804	897	999	505

Total FHLB MPF serviced loans	$170,162	$1,396	$3,493	$908

FHLB MPF Program elements as a percentage of principal serviced:

As of December 31, 2006:	MPF 100	MPF 125

PSB credit enhancement guarantee	0.57%	1.08%
FHLB funded first loss account	2.85%	1.21%
Mortgage servicing right, net	0.46%	0.61%

Noninterest Expense

Noninterest expenses year over year continue to increase, growing 6.0% during 2006, .6% during 2005, and 17.4% during 2004.  However, 2006 included a special charge of $167 for an executive officer severance benefit, 2005 included a recovery of collection expenses totaling $101, and 2004 included a special charge for loss on abandonment of premises and equipment related to the razing of the former home office building and closure of a grocery store branch.  Excluding these special items, 2006 noninterest interest expense increased $394, or 3.5% over 2005.  Also excluding these special items,  2005 noninterest expense increased $545, or 5.1% over 2004, and 2004 noninterest expense increased $1,245, or 13.3% over 2003.

The table below outlines in detail noninterest expenses for the three years ending December 31, 2006.

Table 10:  Noninterest Expense

Years Ended December 31,	2006		2005		2004
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income	Amount	other income	Amount	other income

Wages, except incentive compensation	$ 5,749	32.52%	$ 5,577	30.72%	$ 5,059	28.44%
Incentive compensation	185	1.05%	135	0.74%	157	0.88%
Deferred loan origination costs	(700)	-3.96%	(659)	-3.63%	(306)	-1.72%
Health and dental insurance	773	4.37%	564	3.11%	427	2.40%
Profit sharing and retirement plan expense	310	1.75%	315	1.73%	313	1.76%
Deferred compensation plan expense	79	0.45%	127	0.70%	18	0.10%
Post-retirement health care benefits plan	(38)	-0.21%	8	0.04%	26	0.15%
Executive officer severance benefit	167	0.94%	–	0.00%	–	0.00%
Payroll taxes and other employee benefits	532	3.01%	543	2.98%	495	2.79%

Total salaries and employee benefits	7,057	39.92%	6,610	36.39%	6,189	34.80%
Occupancy expense	1,827	10.33%	1,767	9.73%	1,609	9.04%
Loss on abandonment of premises and equipment	–	0.00%	–	0.00%	379	2.13%
Data processing other office operations	741	4.19%	741	4.08%	655	3.68%
Advertising and promotion	273	1.54%	287	1.58%	263	1.48%
Legal and professional expenses	373	2.11%	230	1.27%	316	1.78%
Directors fees and benefits	269	1.52%	225	1.24%	254	1.43%
Write-off (recovery) of collection expenses	–	0.00%	(101)	-0.56%	127	0.71%
Other expenses	1,162	6.57%	1,281	7.07%	1,183	6.65%

Total noninterest expense	$11,702	66.18%	$11,040	60.80%	$10,975	61.70%

Note – Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

Employee health and dental insurance expenses grew $209, or 37.1% due to additional claims under the self insured plan and higher individual stop loss limits.  Refer to Note 12 of the Notes to Consolidated Financial Statements for a summary of PSB’s self-funded health insurance plan.  Increased health insurance benefits of $209 and increased wages of $172 accounted for the majority of the $394 increase in total operating expense during 2006 before the special executive officer severance benefit.

The average number of full time equivalent employees (“FTE”) was 143, 138, and 126 in 2006, 2005, and 2004, respectively.  Average base wages per FTE were approximately $40,300, $40,400, and $40,100 in 2006, 2005, and 2004, respectively.   PSB expects average total FTE to decline during 2007 but be offset by a corresponding increase in the average employee base wage so that total wages before incentive compensation remain near 2006 levels.

During 2005, health insurance expense increased $137 or 32.1% from both higher individual stop loss limits under the self-insured plan and greater plan claims.  Deferred loan origination costs increased substantially as PSB adopted a new automated method to account for net loan origination fees and costs in accordance with Statement of Financial Accounting Standard No. 91.  Although greater net costs were deferred, amortization of these costs also accelerated, resulting in an increase in net deferred loan costs of $66 during 2005 compared to $52 during 2004.

As a method to retain key employees with PSB, a deferred compensation program was initiated during 2005.  PSB deferred compensation plan contributions for employee plans were $79 in 2006 compared to $127 in 2005.  See Item 8, Note 11 of Notes to Consolidated Financial Statements.

Directors’ fees and benefits increased $44, or 19.6%, during 2006 partially due to additional meetings related to CEO transition issues and selection of the new PSB CEO.

During 2005 and 2004, PSB invested in new branch facilities in Minocqua, Wausau (home office), and Weston, Wisconsin in addition to technology investments in image capture and transport, and a new on-line retail and commercial on-line banking product.  These investments continue to increase ongoing occupancy and data processing costs.  Occupancy costs increased 3.4%, 9.8% and 42.8% in 2006, 2005, and 2004, respectively.  Data processing and other office operations costs were unchanged in 2006, but increased 13.1% and 19.7% in 2005 and 2004, respectively.  During 2005, PSB introduced a new internet based home banking and commercial treasury management system which contributed to increased data processing costs.  Past and future technology investments are expected to continue to increase data processing costs during 2007.

During 2004, occupancy expenses increased $482, or 42.8% due to $254 in additional premises and equipment depreciation expense, one-time charges for moving into the new home office of $23, and settlement for $52 of a sales tax audit related largely to premises and equipment investment and maintenance.  All other increases to occupancy expense totaled $153, an increase of 13.6%.  PSB occupied a new home office and principal customer financial center on June 28, 2004, placing into service the 32,000 square foot $4.8 million dollar facility (including furniture and equipment).  Abandonment of the old main office (the building was razed) located on the same property generated a cumulative one-time charge to operations of $329 ($199 after tax benefits).  During December 2004, PSB closed its grocery store branch located in Rhinelander, Wisconsin.  In accordance with the lease agreement, PSB accrued $50 for costs to remove leasehold improvements in accordance with the lease agreement as a loss on abandonment of premises and equipment.  Following the decision to close the Rhinelander grocery store branch, depreciation of remaining leasehold improvements was accelerated to the date of closing, adding approximately $115 of additional depreciation expense during 2004 that had originally been allocated to future years.

Other noninterest expenses during 2004 include $127 of collection fees written off in response to regulatory requirements to account for collection fees as expense until collected, despite PSB’s expectation that these fees would be collected from the borrower in the future as part of the loan agreement or from SBA loan guarantee reimbursements.  PSB now accounts for collection expenses when paid, and credits future reimbursements of such expenses when received.  During 2005, a past collection fee expense of $101 was recovered, which reduced noninterest expenses.

PSB formed Peoples Insurance Services LLC (the “Agency”) during September 2003 as a start up commercial property and casualty insurance agency that operated as a division of Peoples State Bank.  Following two years of operation at September 2005, the book of insurance business was sold to an unrelated insurance agency in exchange for their commitment to service existing customers following ongoing losses in excess of expectations.  The Agency incurred net losses (after tax benefits) from operations (excluding inter-company cost allocations for rent, management fees, and interest expense) of $66 and $129 during 2005 and 2004, respectively.

Provision for Loan Losses

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions, and loss exposure by loan category.  Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  The provision for loan losses was $495 in 2006 compared to $160 in 2005 and $855 in 2004.

The significant reduction in the provision for loan losses during 2005 compared to 2004 was a significant contributor to increased 2005 net income.  The reduction in provision was due to an improvement in credit quality, a decline in the pace of net loan growth, and favorable resolution of a significant long-term problem loan for which specific reserves had been provided in previous years.  Non-performing loans relative to total loans and total assets increased as of December 31, 2006 compared to 2005 and 2004 levels.  See additional discussion under this Item 7 in the section titled “Allowance for Loan Losses.”

During 2005, PSB also received repayment of a long-time problem loan for which $160 in specific loss reserves had previously been allocated.  This specific reserve was taken back into income upon loan payoff without loss of principal.  PSB does not expect a return to the low provision levels seen in 2005, but anticipates 2007 provisions for loan losses to be similar to the amount recognized during 2006.

Income Taxes

The effective tax rate was 29.4% in 2006, 31.9% in 2005, and 34.5% in 2004.  The elevated 2004 effective rate was due to a Wisconsin state income tax settlement totaling $150 (after federal tax benefits) regarding operations of the Nevada investment subsidiary.  Excluding this one-time charge, the 2004 effective rate would have been 31.7%.  During 2006, Peoples State Bank experienced greater tax exempt income on securities and bank owned life insurance increase in cash surrender value relative to pre-tax income, lowering the effective tax rate.  Increased income levels in 2007 would likely increase the effective tax rate to that seen during 2005.  See Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional tax information.

As described in Note 13 of the Notes to Consolidated Financial Statements, PSB’s open tax returns are under audit by the Internal Revenue Service in connection with PSB Investments, Inc. activities.  PSB has presented the United States Tax Court with a fully stipulated case for review.  A decision from the Tax Court judge is expected in 2007.  PSB has paid $184 in taxes and interest for the tax years ending 1999 through 2002 as a result of the IRS audit, pending the determination of the Tax Court judge.

Balance Sheet Changes and Analysis

Summary balance sheets for the five years ended December 31, 2006 are presented in Item 6 to this Annual Report on Form 10-K.  Total assets declined .9% during the year ended December 31, 2006 compared to growth of 11.2% and 11.3% during the years ended December 31, 2005 and 2004, respectively.  Presented in the table below is a summary balance sheet for the five years ended as of December 31, 2006 as a percentage of total assets.

Table 11:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2006	2005	2004	2003	2002

Cash and cash equivalents	5.1%	5.3%	5.1%	4.6%	5.8%
Securities	15.9%	16.1%	15.1%	17.7%	21.8%
Total loans receivable, net of allowance	73.7%	73.6%	75.6%	74.4%	68.9%
Premises and equipment, net	2.3%	2.5%	2.7%	1.9%	1.7%
Bank owned life insurance	1.2%	0.9%	0.0%	0.0%	0.0%
Other assets	1.8%	1.6%	1.5%	1.4%	1.8%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	78.0%	79.1%	78.7%	77.4%	80.2%
FHLB advances	12.0%	10.7%	11.4%	11.5%	10.2%
Other borrowings	0.8%	0.9%	1.9%	2.6%	0.9%
Junior subordinated debentures	1.5%	1.5%	0.0%	0.0%	0.0%
Other liabilities	0.8%	0.8%	0.6%	0.6%	0.8%
Stockholders’ equity	6.9%	7.0%	7.4%	7.9%	7.9%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

During 2006, net loans receivable declined $2,662, or .7%, as modest growth earlier in 2006 in the commercial loan portfolio was offset by the loss of two separate commercial credit relationships totaling approximately $8 million.  On the liability side of the balance sheet, a decline in deposits of $9,121, or 2.3%, during 2006 was offset by an increase in FHLB advances of $6,000, or 11.1%.

Equity capital as a percentage of total assets declined during 2006 to the lowest level of the past five years due to a tender offer repurchase of 5.9% of outstanding PSB common shares during the year.  However, regulatory capital levels continued to be considered “well capitalized” as regulatory capital includes the 2005 trust preferred securities issue categorized as junior subordinated debentures on the balance sheet.

Commercial, industrial, and commercial real estate loan principal increased during 2005, although the majority of the increase occurred during the first six months of 2005.  Total commercial purpose loans (including closed-end and disbursed construction commercial real estate loans) increased $24,676 during 2005, or 48% of total asset growth.  Growth in securities and the investment in bank owned life insurance was $17,412 or 34% of total asset growth.  Demand deposits, savings, and jumbo brokered certificates increased $42,872 and funded 84% of total asset growth during 2005.

During 2004, the asset mix increased in loans receivable but decreased in securities held.  Investment in premises and equipment also increased with a new home office and a full service branch facility added during 2004.  At December 31, 2004, deposits increased slightly as a funding source of assets after declining during 2003 when PSB increased reliance on FHLB advances and other borrowings (primarily repurchase agreements) to fund asset growth.  The table below presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2006.

Table 12:  Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ended December 31,	2006	2005	2004

Loans	80.7%	81.1%	80.8%
Taxable securities	11.7%	10.9%	11.6%
Tax-exempt securities	5.6%	5.4%	6.1%
FHLB stock	0.6%	0.7%	0.7%
Other	1.4%	1.9%	0.8%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	19.1%	17.8%	15.3%
Money market deposits	16.2%	17.8%	19.2%
Time deposits	47.6%	47.9%	48.3%
FHLB advances	14.1%	13.3%	13.8%
Other borrowings	1.2%	2.2%	3.4%
Junior subordinated debentures	1.8%	1.0%	0.0%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Investment Securities Portfolio

The investment securities portfolio is intended to provide PSB with adequate liquidity, flexible asset/liability management, and a source of stable income.  At December 31, 2006, 2005, and 2004, all securities are classified as available for sale and reported at fair value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.  The investment portfolio represented 17.3%, 16.3%, and 17.7% of average earning assets in 2006, 2005, and 2004, respectively.  The following table presents the fair value of securities held by PSB at December 31, 2006, 2005, and 2004.

Table 13:  Investment Securities Distribution

	As of December 31
	2006		2005		2004
	Fair	% of	Fair	% of	Fair	% of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations
of U.S. government agencies	$23,678	29.59%	$23,235	28.51%	$ 7,771	11.28%

Obligations of states and political subdivisions	30,867	38.59%	26,170	32.11%	24,883	36.12%

Mortgage backed securities	13,834	17.29%	6,784	8.32%	6,141	8.91%

Collateralized mortgage obligations	9,332	11.66%	23,014	28.24%	27,801	40.35%

Trust preferred securities	2,250	2.81%	2,250	2.76%	2,250	3.27%

Other equity securities	48	0.06%	48	0.06%	48	0.07%

Total	$80,009	100.00%	$81,501	100.00%	$68,894	100.00%

During 2006, PSB allocated a greater amount of security purchases toward higher yielding, longer term, tax-exempt obligations.  In addition, the sale of lower yielding collateralized mortgage obligations (“CMOs”) in the balance sheet restructuring (see the previous section “Noninterest Income”) were reinvested in tax-exempt securities and mortgage backed securities.  These securities carried higher yields and were better matched with PSB’s overall balance sheet interest rate risk than the CMOs sold.

During 2005, short-term market interest rates rose greater than longer-term rates, with market expectations of continued short-term rate increases during 2006.  In light of this rising rate environment, PSB generally purchased securities with final maturities less than five years, and allocated fewer new purchases to securities with extension risk such as mortgage backed securities and collateralized mortgage obligations (“CMOs”).  The U. S. government agency allocation grew substantially through purchase of securities with final maturities generally less than 5 years containing either one-time or recurring issuer call options.  Due to a flattening yield curve, mid-term agency securities with issuer call options offered rising yields in excess of those available with longer-term bullet maturity structures.  At December 31, 2005, approximately 43% of the U. S. agency portfolio consisted of securities without issuer call options or securities with a final call option within one year where the likelihood of the issuer call is considered remote.

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

Table 14:  Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2006	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities
and obligations of U.S.
government agencies	$1,992	4.19%	$17,750	4.87%	$ 2,957	5.35%	$ 979	5.40%

Obligations of states and
political subdivisions(1)	$ 857	6.55%	$14,354	6.36%	$12,249	5.50%	$3,407	6.00%

Mortgage backed securities			7,958	4.94%	5,876	5.23%

Collateralized mortgage obligations	4,590	3.83%	4,742	4.42%

Non-rated trust preferred securities							2,250	8.03%

Other equity securities	48	22.47%

Totals	$7,487	4.24%	$44,804	5.30%	$21,082	5.41%	$6,636	6.60%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2006 and 2005, PSB’s securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

Securities with an approximate carrying value (fair value) of $19,623, $22,950, and $27,982, at December 31, 2006, 2005, and 2004, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law.

The market value of the investment portfolio as a percentage of book value improved during 2006 as available market yields increased over 2005 and lower yielding securities were sold at a loss and reinvested at higher rates in a balance sheet restructuring.  At December 31, 2006, market value was 99.8% of amortized cost compared to 99.0% of amortized cost at December 31, 2005 and 100.8% of amortized cost at December 31, 2004.  The net unrealized loss on securities available for sale, recorded as a separate component of stockholders’ equity, was $105, net of deferred taxes of $66 at December 31, 2006 compared to an unrealized loss of $542 net of deferred income taxes of $312 at December 31, 2005.  Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations.  Management believes investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expects to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to PSB’s interest rate risk and return profile.

As a member of the FHLB system, PSB is required to hold stock in the FHLB based on total assets and anticipated level of long-term borrowings to be advanced to its bank subsidiary.  This stock has a purchase cost and par value of $100 per share.  PSB held $3,017 of FHLB stock at December 31, 2006 and 2005, respectively.  The stock is recorded at cost which approximates market value.  Transfer of the stock is substantially restricted.  The FHLB may pay dividends in both cash and additional shares of stock.  During 2006, FHLB dividends were paid in cash after paying dividends in the form of additional shares of stock during the two years ended December 31, 2005 and 2004.  In accordance with industry accounting conventions, PSB recorded FHLB dividends in the form of stock as income in the year received.  The average dividend rate paid to PSB on FHLB stock was 2.95%, 5.48%, and 5.87% in 2006, 2005, and 2004, respectively.  For 2006, the FHLB announced a substantial decline in future dividends to be paid as the FHLB system reviewed their capital plan and filed to become an SEC registrant.  Management expects FHLB dividends in 2007 to be similar to those seen during 2006.  Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, PSB’s investment in FHLB stock has been evaluated for impairment and will be evaluated annually in the future.

Loans Receivable

Total loans as presented in the following table include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.  Total loans receivable as presented in the table below declined 1.1% during 2006 after increasing 8.5% and 13.2% in 2005 and 2004, respectively.  During 2006 as in 2005, loan growth was predominantly in the commercial and industrial category as PSB sought larger local commercial customers as part of the strategic initiative in the commercial lending and treasury management area.

Table 15:  Loan Composition

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal
and agricultural	$100,980	26.31%	$ 86,070	22.18%	$ 72,456	20.25%	$ 66,934	21.17%	$ 64,527	24.21%

Commercial real
estate mortgage	146,778	38.24%	149,538	38.53%	145,856	40.77%	128,290	40.58%	102,238	38.35%

Real estate
construction
(commercial and
residential)	29,813	7.77%	46,259	11.92%	38,308	10.71%	37,639	11.91%	26,052	9.77%

Residential real
estate mortgage	87,991	22.92%	87,205	22.47%	82,696	23.11%	66,065	20.90%	55,078	20.66%

Residential real estate
mortgage held for sale	1,001	0.26%	–	0.00%	342	0.10%	207	0.07%	949	0.36%

Residential real
estate home equity	12,603	3.28%	13,058	3.37%	11,620	3.25%	9,252	2.93%	7,274	2.73%

Consumer and
individual	4,676	1.22%	5,919	1.53%	6,482	1.81%	7,728	2.44%	10,439	3.92%

Totals	$383,842	100.00%	$388,049	100.00%	$357,760	100.00%	$316,115	100.00%	$266,557	100.00%

Commercial real estate growth drove PSB loan growth for several years prior to 2005.  However, growth in the commercial real estate category has stabilized, while commercial and industrial loans continue to increase from a focus on this customer segment.  PSB hired an experienced local commercial lender late in 2004 to lead the treasury management initiative for PSB and expects commercial loan principal to experience continued growth.  However, many of these relationships are expected to carry large aggregate loan balances secured by the customer’s operating cash flow in connection with a line of credit tied to treasury management services.  This type of lending requires a more sophisticated initial and ongoing credit analysis and could increase the relative size of individual loan charge-offs in the event of a problem loan.

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

Residential mortgage lending retained in-house remained at similar levels seen in 2005 and 2004.  From time to time, PSB retains second mortgage loans on certain high value homes requiring total financing above the conforming secondary market limit after selling the first mortgage into the secondary market.  These second mortgages generally carry balloon payment terms of five years or less.  During 2004, a residential loan program aimed at high value vacation homes in the Wisconsin Northwoods in connection with a new branch location increased the amount of loans held in-house.

In addition to residential real estate loans retained by PSB and recognized on the balance sheet, PSB also serviced $170,162 at December 31, 2006, and $169,708 at December 31, 2005 of residential real estate loans which have been sold to the FHLB under the MPF.  As part of the asset/liability and interest rate sensitivity management strategy, PSB generally does not retain long-term 15 to 30 year fixed rate mortgages in its own portfolio.  These serviced loans are not recognized on PSB’s balance sheet.

Real estate construction loans declined by $16,446, or 35.6% during 2006 compared to growth of $7,951, or 20.8% during 2005.  Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.  PSB retains permanent financing on these projects following completion of construction in a majority of cases.

Installment loans include short-term personal loans, automobile loans, recreational vehicle loans, and credit card loans.  PSB experiences extensive competition from local credit unions offering low rates on installment loans and has directed resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending during the past several years.  However, due to income tax advantages, many customers appeared to borrow on a tax deductible home equity line of credit for many purposes formerly funded by a consumer installment loan.  Total home equity and installment loans were $17,279, $18,977, and $18,102 at December 31, 2006, 2005, and 2004, respectively.  Installment loans declined $1,914 from a sale of student loans during 2006 causing the decline in this loan category compared to 2005.

The following table categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower.  The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions.  At December 31, 2006, no concentrations existed in PSB’s portfolio in excess of 10% of total loans.

Table 16:  Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2006:	or less	to five years	five years

Commercial, industrial, municipal and agricultural	$ 50,534	$ 47,578	$ 2,868
Commercial real estate mortgage	59,784	77,328	9,666
Real estate construction	29,813
Residential real estate mortgage	27,834	45,722	14,435
Residential real estate mortgage held for sale	1,001
Residential real estate home equity	11,677	911	15
Consumer and individual	1,574	2,826	276

Totals	$182,217	$174,365	$27,260

Fixed rate		$169,821	$27,260
Variable rate		4,544	–

Totals		$174,365	$27,260

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk.  Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance.  Provisions to the allowance for loan losses increased during 2006 after 2005 provisions to the allowance for loan losses were greatly reduced, for reasons outlined earlier under the section “Provision for Loan Losses.”  Increased 2006 provisions combined with no current year loan growth increased the allowance for loan losses to 1.20% of loans from 1.11% of loans as of December 31, 2005.  Reduced 2005 provisions during a period of loan growth lowered the allowance for loan losses to 1.11% of loans as of December 31, 2005 from 1.19% of loans as of December 31, 2004 despite lower net charge-offs during 2005.  As of December 31, 2006, the allowance for loan losses as a percentage of nonperforming loans was 104.6% compared to 150.6%, at December 31, 2005.  In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

Table 17:  Loan Loss Experience

Years ended December 31	2006	2005	2004	2003	2002

Average balance of loans for period	$380,555	$368,626	$329,133	$282,006	$249,247

Allowance for loan losses at beginning of year	$ 4,180	$ 4,157	$ 3,536	$ 3,158	$ 2,969

Loans charged off:

Commercial, industrial, municipal, and agricultural	–	55	116	243	628
Commercial real estate mortgage	251	–	–	–	–
Residential real estate mortgage	–	61	85	170	201
Consumer and individual	13	54	65	109	156

Total charge-offs	264	170	266	522	985

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	50	24	1	44	33
Commercial real estate mortgage	–	–	–	–	–
Residential real estate mortgage	7	–	10	5	6
Consumer and individual	10	9	21	16	25

Total recoveries	67	33	32	65	64

Net loans charged-off	197	137	234	457	921
Provision for loan losses	495	160	855	835	1,110

Allowance for loan losses at end of year	$ 4,478	$ 4,180	$ 4,157	$ 3,536	$ 3,158

Ratio of net charge-offs during the year to average loans	0.05%	0.04%	0.07%	0.16%	0.37%

Ratio of allowance for loan losses
to loans receivable at end of year	1.20%	1.11%	1.19%	1.15%	1.22%

The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses in the loan portfolio.  Adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions.  PSB has an internal risk analysis and review staff that continuously reviews loan quality.

Net loans charged off remained at similar levels during the three years ended December 31, 2006 and were .05% of loans in 2006, .04% of loans in 2005, and .07% of loans in 2004.  Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The allocation of the year-end allowance for loan losses for each of the past five years based on management’s estimates of loss exposure by category of loans is shown in the following table.  The allocation methodology applied by PSB focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category.  The total allowance is available to absorb losses from any segment of the portfolio.  Management allocates the allowance for loan losses by pools of risk and by loan type.  PSB combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis.  The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits.  While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and future impacts to specific borrowers.

Table 18:  Allocation of Allowance for Loan Losses

As of December 31,	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$2,430	2.41%	$2,082	2.42%	$1,989	2.75%	$2,002	2.99%	$1,919	2.97%
Commercial real estate mortgage	1,625	0.94%	1,680	0.87%	1,635	0.89%	1,022	0.62%	569	0.45%
Residential real estate mortgage	95	0.09%	170	0.17%	221	0.23%	205	0.27%	167	0.27%
Consumer and individual	58	1.24%	53	0.90%	62	0.96%	52	0.67%	72	0.69%
Impaired loans	270	6.45%	195	8.72%	250	17.73%	255	15.67%	431	30.33%

Totals	$4,478		$4,180		$4,157		$3,536		$3,158

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans.  Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal.  No income is accrued or recorded on future payments until the loan is returned to accrual status.  Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.  The interest that would have been reported in 2006 if all such loans had been current throughout the year in accordance with their original terms was approximately $295 in comparison to $110 actually recorded in income.  The net reduction in interest income during 2005 and 2004 as a result of discontinuing the accrual of interest on loans that were delinquent for 90 days or more was $48 and $85, respectively.

Also included in nonperforming loans are restructured loans.  Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest.  The majority of restructured loans represent capitalized loan principal and/or interest and real estate taxes that borrowers were unable to repay according to the original repayment terms.  Such loans are subject to senior management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome.

Table 19:  Nonperforming Loans and Foreclosed Assets

As of December 31,	2006	2005	2004	2003	2002

Nonaccrual loans not considered impaired	$1,975	$1,058	$1,555	$1,898	$ 750
Nonaccrual impaired loans	2,306	1,335	619	1,221	1,036
Accruing loans past due 90 days or more	–	–	–	–	–
Restructured loans not on nonaccrual	–	382	628	216	647

Total non-performing loans	$4,281	$2,775	$2,802	$3,335	$2,433

Foreclosed assets	$ 464	$ 373	$ 7	$ 84	$ 573
Impaired loans accruing income	$1,877	$ 902	$ 791	$ 406	$ 385

Total non-performing loans as a percent of gross loans receivable	1.14%	0.74%	0.80%	1.08%	0.94%

Nonperforming loans at December 31, 2006 increased by $1,506 to $4,281 from $2,775 at December 31, 2005.  Nonperforming loans to gross loans was 1.14% at December 31, 2006, compared to .74% at December 2005.  PSB also tracks delinquencies on a contractual basis quarter to quarter since some problem loans currently making payments remain on non-accrual status until ongoing ability to repay according to the contract is shown.  Loans contractually delinquent 30 days or more as a percentage of gross loans were 1.12% at December 2006 compared to .98% at December 2005 and .56% at December 2004.  Nonaccrual loans as of December 31, 2006 are well diversified between approximately 60 unrelated relationships with the largest individual nonaccrual relationship (a commercial real estate loan) totaling $688.

Off Balance Sheet Arrangements

As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB.  At December 31, 2006, the maximum obligation for such guarantees would be approximately $1,396 if total foreclosure losses on the entire pool of approximately $170 million loans exceeded $3,493.  At December 31, 2005, the maximum obligation for such guarantees was approximately $1,132 if total foreclosure losses on the entire pool of approximately $170 million loans exceeded $3,300.  In exchange for this guarantee, PSB is paid a “credit enhancement” fee.  These first mortgage loans are underwritten using standardized criteria considered by management to be conservative on residential properties in PSB’s local communities.  Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool.  The central and northern Wisconsin residential real estate market has not experienced the recent increase in home values seen by other parts of the country.  The average residential first mortgage originated by PSB under the FHLB program was approximately $144 in 2006 and $133 during 2005.  Management does not expect to be significantly impacted by loss exposure if housing values drop from a substantial increase in future mortgage lending rates or other economic factors.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation.  Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $937 at December 31, 2006, and $673 at December 31, 2005.  During 2007, as new loans continue to be originated under the new program, risk based capital needs will increase equal to additional recourse obligations.  However, in light of the existing capital structure of PSB and anticipated activity in loan originations during 2007, management does not expect these capital requirements to impact operations in the near-term.

PSB is party to limited off balance sheet activity but did enter into a stand alone interest rate swap to convert fixed rate funding to variable during 2005.  The $10 million interest rate swap matures in October 2008 and is subject to an optional semi-annual counterparty call.  Under the arrangement, PSB pays floating rate funding equal to 30 day LIBOR less 2.5 basis points, and receives 4.25% fixed payments due on a $10 million wholesale funding issue.  The swap liability is marked to fair value but is not considered a hedge under accounting rules.  See Item 8, Note 14 of the Notes to Consolidated Financial Statements for additional interest rate swap information.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 15 of the Notes to Consolidated Financial Statements.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Liquidity and Capital Resources

Despite a lack of asset growth during 2006, PSB has in prior years experienced substantial internal asset growth while maintaining similar equity capital relative to asset size.  During 2005 and 2004, this growth was funded primarily by retail and large local depositors, and supplemented by brokered deposits and growth in FHLB advances.  These sources of wholesale funding are limited both by the wholesale lender’s ability to raise individual depositor funds and by internal policy limitations on aggregate exposure to use of such funds.  Increases in wholesale funding in prior years have been used to increase loans to customers as the most significant use of these funds.  Table 20 below outlines in summary form the sources and uses of cash for the three years ending December 31, 2006.  These sources and uses of funds and their impact on past and future growth is discussed in depth later in this analysis of liquidity.

Table 20:  Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2006	2005	2004

Cash flows from operating activities	$ 3,911	$ 5,912	$ 4,864
Payment of dividends to shareholders and purchase of treasury stock	(4,924)	(1,596)	(1,662)

Operating cash flow retained by PSB	(1,013)	4,316	3,202
Net funds received from retail and local depositors	–	27,086	36,633
Net funds received from wholesale depositors	–	15,225	5,178
Net proceeds from additional FHLB advances	6,000	2,000	5,000
Proceeds from issuance of junior subordinated debentures	–	7,481	–
Proceeds from additional capital received from shareholders	22	48	63

Cash flow retained from operations and financing before debt repayment	5,009	56,156	50,076
Net funds paid to retail and local depositors	(7,929)	–	–
Net funds paid to wholesale depositors	(1,192)	–	–
Repayment of other borrowings, net	(502)	(4,068)	(1,910)

Cash flow retained from operations and financing after debt repayment	(4,614)	52,088	48,166
Funds received from sale and maturities of investment securities, net	29,269	–	2,726
Net funds received from customer repayment of loans receivable	1,066	–	–
Proceeds from sale of nonmonetary assets	1,888	71	47

Cash flow available for investing activities	27,609	52,159	50,939

Net funds loaned to customers	–	(29,002)	(40,302)
Net funds invested in securities	(27,576)	(14,166)	–
Funds used to purchase Federal Home Loan Bank stock	–	–	(271)
Funds used to purchase bank-owned life insurance	(894)	(4,645)	–
Capital expenditures	(201)	(1,066)	(5,969)

Cash flow used in investing activities	(28,671)	(48,879)	(46,542)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$ (1,062)	$ 3,280	$ 4,397
Cash and cash equivalents at beginning of year	26,604	23,324	18,927

Cash and cash equivalents at end of year	$ 25,542	$ 26,604	$ 23,324

Deposits

Core retail deposits are PSB’s largest source of funds.  PSB considers core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100.  Core retail deposits represented 54.2%, 54.7%, and 54.7% of total assets as of December 31, 2006, 2005, and 2004, respectively.  The rate of growth in average local deposits declined to 2.1% in 2006 compared to large increases of 12.9% and 9.2% in 2005 and 2004, respectively.  The growth during 2005 and 2004 was driven by large balance high yield municipal and individual accounts.  PSB’s retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.  To continue asset growth, deposit growth was supplemented by additional wholesale certificate of deposits (and additional FHLB advances).  The following table outlines the average distribution of deposits during the three years ending December 31, 2006.

Table 21:  Average Deposits Distribution

	2006		2005		2004
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest bearing demand deposits	$ 54,236	n/a	$ 53,285	n/a	$ 49,600	n/a

Interest bearing demand and savings deposits	78,209	2.78%	69,894	1.72%	52,982	0.70%

Money market demand deposits	66,394	3.06%	70,042	1.74%	66,494	0.92%

Retail and local time deposits	123,868	4.22%	122,769	3.29%	110,925	2.77%

Wholesale time deposits	70,867	4.53%	65,566	3.90%	56,042	3.09%

Totals	$393,574	3.21%	$381,556	2.36%	$336,043	1.72%

Average retail deposit growth	2.13%		12.85%		9.17%
Average total deposit growth	3.15%		13.54%		11.75%

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

During the past three years, average interest bearing demand deposits increased due to new municipal and government agency deposits and high balance, high yield individual NOW accounts.  As of December 31, 2006, high yield deposits including high yield money market funds totaled approximately $54,626 compared to deposits of $52,270 and $28,066 at December 31, 2005, and 2004, respectively.  Sale of high yield deposits was led in 2005 and 2004 by the need to fund loan growth.  As loan growth declined in 2006, emphasis on accumulation of these high yield accounts was reduced.  The emphasis on originating high balance, high yield NOW and MMDA accounts to municipalities and individuals contributed to the increase in yield paid on core deposit accounts, in addition to the market based increases in short-term rates during 2006 and 2005.  Total high yield NOW and MMDA accounts represented a substantial majority of total core deposit growth during the three years ended December 31, 2006.

Retail time deposits increased during 2005 and 2004 in part due to large local deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters.  Average balances of

CDARS deposits were $10,776 during 2006, $8,864 during 2005, and $5,022 during 2004.  For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings.  However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between PSB and its local customer on a retail basis.  Accordingly, these deposits are included as “Retail time deposits $100 and over” in Table 20.  Total CDARS deposits totaled $10,367 and $10,697 at December 31, 2006 and 2005, respectively.  Other increases in retail and local time deposit average balances are from normal deposit collection activities and promotions.

During 2006, the average yield paid on retail time deposits increased by .93% compared to an increase in wholesale time deposits of .63%.  During 2005, the average yield paid on wholesale time deposits rose .81% compared to a retail deposits increase of .52%.  The 2005 increase was due to wholesale funding costs rising much faster than local retail costs.  Typically wholesale costs move much more quickly than local deposit costs due to national market interest rate changes.  As the increase in market rates moderated in 2006, the lag in local retail time deposit pricing increase was eliminated with those costs rising to near wholesale time deposit levels.  During the two years ended December 31, 2006, the retail time deposit rate increased 1.45%, and the wholesale time deposit rate increased 1.44%, suggesting that the former lag in retail time deposit pricing appears to be largely eliminated.

Table 22:  Period-End Deposit Composition

As of December 31,	2006		2005
	$	%	$	%

Non-interest bearing demand	$ 55,083	14.1%	$ 61,345	15.3%
Interest-bearing demand and savings	78,876	20.2%	79,644	19.9%
Money market deposits	67,050	17.1%	66,625	16.6%
Retail time deposits less than $100	71,161	18.2%	69,198	17.3%

Total core deposits	272,170	69.6%	276,812	69.1%
Retail time deposits $100 and over	51,314	13.1%	54,601	13.6%
Broker & national time deposits less than $100	1,532	0.4%	1,727	0.4%
Broker & national time deposits $100 and over	66,399	16.9%	67,396	16.9%

Totals	$391,415	100.0%	$400,536	100.0%

Table 23:  Change in Deposit Composition

			% Change from prior year
At December 31,	2006	2005	2006	2005

Total time deposits $100 and over	$117,713	$121,997	-3.5%	16.5%
Total broker and national time deposits	67,931	69,123	-1.7%	28.2%
Total retail time deposits	122,475	123,799	-1.1%	3.6%
Core deposits, including money market deposits	272,170	276,812	-1.7%	11.2%

Non-core deposits, including retail time deposits $100 and over and wholesale broker deposits remained similar and was 23.8% of total assets at December 31, 2006 compared to 24.4% and 24.0% of total assets at December 31, 2005 and 2004, respectively.  PSB policy allows broker funds to be used up to 20% of total assets.  Available and unused broker deposits were approximately $32,437 and $32,109 at December 31, 2006 and 2005, respectively, under this policy.  The table below outlines maturities of time deposits of $100 or more, including broker and retail time deposits.  Management is aware of the potential volatility of broker deposits due to funds flowing out of the banking system and into other investment vehicles, and other factors, that could increase the incremental cost of obtaining these types of deposits.  Broker deposits represent just one potential wholesale financing source in addition to FHLB advances and repurchase agreements.

Table 24:  Maturity Distribution of Certificates of Deposit of $100 or More

	2006		2005
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$ 10,748	4.39%	$ 9,930	3.51%
Over 3 months through 6 months	18,510	4.99%	13,909	3.64%
Over 6 months through 12 months	40,530	5.01%	38,321	3.98%
Over 1 year through 5 years	47,284	4.39%	55,869	4.25%
Over 5 years	641	4.00%	3,968	4.04%

Totals	$117,713	4.70%	$121,997	4.03%

Contractual Obligations

PSB is party to various contractual obligations requiring use of funds as part of its normal operations.  The table below outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Most of these obligations, including time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash.  However, renewal of these obligations is dependent on PSB’s ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB.  PSB’s funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis.

Table 25:  Long-Term Contractual Obligations at December 31, 2006

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Long-term Federal Home Loan Bank advances	$ 60,000	$ 14,000	$34,000	$12,000	$ –
Long-term other borrowings	2,569	979	1,590	–	–
Junior subordinated debentures	7,732	–	–	–	7,732
Deferred compensation agreements	965	10	23	27	905
Post-retirement health insurance benefits plan	180	15	41	30	94
Branch bank operating lease commitments	68	47	21	–	–
Executive officer severance benefits	192	79	91	17	5

Total long-term contractual obligations before time deposits	71,706	15,130	35,766	12,074	8,736
Time deposits	190,406	124,478	43,393	21,892	643

Total long-term contractual obligations including time deposits	$262,112	$139,608	$79,159	$33,966	$9,379

Liquidity, Funding Sources, and Interest Rate Sensitivity

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, and use of wholesale time deposits.  The following table outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2006 and 2005.  Currently unused but available funding sources along with local deposit raising activities are considered sufficient to fund anticipated 2007 asset growth.

Table 26:  Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2006		December 31, 2005
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$ 32,500	$ –	$ 32,500	$ –
FHLB advances under blanket mortgage lien	23,783	60,000	27,616	54,000
Repurchase agreements	25,092	3,995	27,081	4,497
Wholesale market time deposits	32,437	67,931	32,109	69,123

Total available but unused funds	$113,812	$131,926	$119,306	$127,620

Funding as a percent of total assets	22.7%	26.3%	23.6%	25.2%

Overnight federal funds purchased totaling $32,500 are available through four correspondent banks.  These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds.  During 2006, the lack of loan growth reduced the need to use overnight federal funds and average daily federal funds purchased were $1,234 compared to $2,338 during 2005.  The cost of these funds is subject to change based on changes in the discount rate as determine by the Federal Reserve.  PSB may maintain a continuous position in overnight federal funds purchased up to 14 days before amounts must be liquidated for at least one business day.  Consideration of the need for federal funds purchased is part of PSB’s daily cash management and funding procedures and represents the first source of liquidity as needed.

Under the existing credit line with the FHLB described in Item 8, Note 8 of the Notes to Consolidated Financial Statements, PSB may borrow up to 75% of qualifying existing mortgage loan collateral.  Prior to 2005, PSB could borrow up to 61% of qualifying existing mortgage collateral.  In addition, PSB may pledge certain investment securities to obtain additional funding under repurchase agreements.  FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing.  The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing.  FHLB advance funding may be obtained for various terms on a daily basis at PSB’s request, and represents PSB’s second source of liquidity as needed after federal funds purchased.  Additional FHLB advances above current levels would require PSB to purchase additional FHLB capital stock equal to 5% of additional advances. FHLB stock currently pays dividends at a rate less than investment yields offered by PSB's typical investment security alternatives potentially raising the cost of FHLB advances compared to other funding sources.

Repurchase agreements represent overnight and long-term funding in exchange for securities owned by PSB for a designated time period for an agreed upon interest rate.  Item 8, Note 9 of the Notes to Consolidated Financial Statements outlines the activity in these other borrowings and federal funds purchased during the three years ending December 31, 2006.  Although PSB does not currently have any repurchase agreements with the FHLB, it does have a written agreement providing for their use in exchange for securities held.  An additional $25,092 and $27,081 of FHLB funding could have been obtained upon pledge of these available securities as of December 31, 2006 and 2005, respectively.

As described in the changes in deposits and deposit activity above, wholesale broker deposits have represented a growing source of asset growth funding during the past several years.  PSB’s policy allows up to 20% of assets to be funded with wholesale time deposits.  Wholesale time deposits as a percentage of assets were 13.5%, 13.7%, and 11.8% of total assets at December 31, 2006, 2005, and 2004, respectively.

PSB’s asset-liability management process provides a unified approach to management of liquidity, capital, and interest rate risk, as well as providing adequate funds to support the borrowing requirements and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Management’s overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  Table 27 represents PSB’s earning sensitivity to changes in interest rates at December 31, 2006.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.  The following repricing methodologies should be noted in Table 27:

1.

Money market deposit accounts and high yield interest bearing demand (NOW) accounts are considered fully repriced within 90 days.  Retail priced standard rate NOW and savings deposits are considered “core” deposits as they are generally insensitive to interest rate changes.  These deposits are considered to reprice beyond 5 years.

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

Table 27 reflects a nearly neutral gap position in essentially all individual categories until those beyond 1 year.  The cumulative one-year gap ratio as of December 31, 2006 was negative at 95.5% compared to a positive gap of 107.4% at December 31, 2005.  A current negative gap could be unfavorable in a rising interest rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 27:  Interest Rate Sensitivity Analysis

At December 31, 2006	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$140,500	$ 31,978	$ 49,544	$ 68,385	$ 69,391	$ 15,430	$375,228
Securities	6,112	3,425	6,967	15,553	26,414	21,538	80,009
FHLB stock	3,017						3,017
CSV bank-owned life ins.						5,900	5,900
Other earning assets	10,804						10,804

Total	$160,433	$ 35,403	$ 56,511	$ 83,938	$ 95,805	$ 42,868	$474,958
Cumulative rate sensitive assets	$160,433	$ 195,836	$252,347	$336,285	$432,090	$474,958

Interest-bearing liabilities
Interest-bearing deposits	$144,861	$ 34,698	$ 65,324	$ 21,736	$ 33,478	$ 36,235	$336,332
FHLB advances	10,000	2,000	5,000	14,000	29,000		60,000
Other borrowings	1,426	225	753	756	835		3,995
Junior subordinated debentures					7,732		7,732

Total	$156,287	$ 36,923	$ 71,077	$ 36,492	$ 71,045	$ 36,235	$408,059
Cumulative interest sensitive liabilities	$156,287	$ 193,210	$ 264,287	$300,779	$371,824	$408,059

Interest sensitivity gap for
the individual period	$ 4,146	$ (1,520)	$ (14,566)	$ 47,446	$ 24,760	$ 6,633
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	102.7%	95.9%	79.5%	230.0%	134.9%	118.3%

Cumulative interest sensitivity gap	$ 4,146	$ 2,626	$ (11,940)	$ 35,506	$ 60,266	$ 66,899
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities	102.7%	101.4%	95.5%	111.8%	116.2%	116.4%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  PSB’s policy is to maintain a basic surplus of at least 5%.  Basic surplus was 10.1% and 10.6% at December 31, 2006 and 2005, respectively.

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities.  To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis.  PSB’s policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points.  The following table presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 28 : Net Interest Margin Rate Simulation Impacts

As of December 31:	2006	2005	2004

Cumulative 1 year gap ratio
Base	95%	107%	101%
Up 200	92%	105%	94%
Down 200	103%	117%	105%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.9%	0.7%	0.0%
Down 200 during the year	0.8%	-3.3%	-2.2%

Change in Net Interest Income – Year 2
No rate change (base case)	4.6%	2.9%	-1.5%
Following up 200 in year 1	-0.7%	6.4%	0.9%
Following down 200 in year 1	3.1%	-7.7%	-7.9%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.   PSB’s core fund utilization ratio after a projected 200 basis point increase in rates was 56.7% and 51.1% at December 31, 2006 and 2005, respectively.

Capital Adequacy

PSB is required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation.  Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for these requirements and PSB’s current capital position relative to these requirements.  The primary increase in stockholders’ equity during the three years ending December 31, 2006 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market.  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Refer to Item 8, Statement of Changes in Stockholder’s Equity in the Consolidated Financial Statements for detailed activity in the capital accounts.  Average tangible capital to total assets was 7.06%, 7.24%, and 7.55% during 2006, 2005, and 2004, respectively.  The following table presents a reconciliation of stockholders’ equity as presented in the December 31, 2006, 2005, and 2004 consolidated balance sheets to regulatory capital.

Table 29:  Capital Ratios

At December 31,	2006	2005	2004

Stockholders’ equity	$ 34,447	$ 35,485	$ 33,616
Junior subordinated debentures, net	7,500	7,500	–
Disallowed mortgage servicing right assets	(91)	(88)	(84)
Unrealized (gain) loss on securities available for sale	105	542	(384)

Tier 1 regulatory capital	41,961	43,439	33,148
Add: allowance for loan losses	4,478	4,180	4,157

Total regulatory capital	$ 46,439	$ 47,619	$ 37,305

Total assets	$501,840	$506,158	$454,974
Disallowed mortgage servicing right assets	(91)	(88)	(84)
Unrealized (gain) loss on securities available for sale	105	542	(384)

Tangible assets	$501,854	$506,612	$454,506

Risk-weighted assets (as defined by current regulations)	$390,040	$392,790	$350,224

Tier 1 capital to average tangible assets (leverage ratio)	8.43%	8.71%	7.40%
Tier 1 capital to risk-weighted assets	10.76%	11.06%	9.46%
Total capital to risk-weighted assets	11.91%	12.12%	10.65%

Capital declined in 2006 due to a repurchase of PSB shares.  During 2006, PSB completed a tender offer and purchased 100,000 outstanding shares at $33.75 per share in addition to the informal 1% buyback program.  The tender offer was significantly oversubscribed and 34.48% of shares tendered were repurchased by PSB.

Regulatory capital increased significantly during 2005 from issuance of trust preferred securities represented by junior subordinated debentures on the consolidated balance sheets.  Refer to Item 8, Note 10 in the Consolidated Financial Statements for detailed information on the trust preferred security issue.  Trust preferred securities may provide up to 25% of PSB’s total Tier 1 regulatory capital.  As of December, 31, 2006, PSB could utilize up to $3,987 of additional trust preferred securities proceeds as additional Tier 1 regulatory capital.

PSB maintains an incentive stock option plan approved by stockholders during 2001 as described in Item 8, Note 16 of the Notes to Consolidated Financial Statements.  As of December 31, 2006, all shares available under the plan have been granted and no shares of common stock remained reserved for future grants.

PSB pays a regular semi-annual cash dividend as described in Item 5 of this Annual Report of Form 10-K.  In addition, PSB maintains an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report of Form 10-K.  Although PSB is currently purchasing treasury shares under the buyback program, management may pursue a growth strategy which could require significant capital to be maintained to support asset growth, possibly eliminating the informal buyback program.

Critical Accounting Estimates

Allowance for Loan Losses

Current accounting standards call for the allowance for loan losses to include both specific losses on identified problem loans (Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”) and “inherent” losses on existing loan pools not yet considered problem loans (SFAS No. 5, “Accounting for Contingencies”).  Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio.  Actual results, if significantly different from that using estimates at period-end, could have a material impact on the results of operations.

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into four primary categories – residential real estate loan pool, consumer installment loan pool, specifically identified problem commercial loans, and pools of non-problem commercial purposes loans subcategorized by credit risk assessment.  PSB makes the following estimates and performs the following procedures when setting the allowance for loan losses at period-end:

1.

Categorize existing loan principal into either commercial purpose loans, a pool of residential real estate loans, or a pool of consumer installment loans.

2.

Commercial purpose loans are subcategorized into credit risk “grades” based on an internal determination of risk established during credit analysis and updated no less than annually.  Determination of risk grades takes into account several factors including collateral, cash flow, borrower’s industry environment, financial statement strength, and other factors.  PSB uses six risk grades for performing commercial purpose loans including separate risk grades for “watch” and “special mention” loans.

3.

Identified problem loans are classified into two additional risk grades and individually reviewed to determine specific reserves required for each relationship depending on the specific collateral and timing of cash flows to be received.  The allowance for loan losses provided for these problem loans is based substantially on management’s estimates related the value of collateral, timing of cash flows to be received from the borrower or sale of the collateral, and likelihood of the specific borrower’s ability to repay all amounts due without foreclosure of collateral.  Management updates the cash flow analysis of problem loan relationships quarterly.

4.

Other commercial loans not considered to be problem loans are assigned an estimated loan loss allowance based on historical “inherent” losses for loans of similar credit risk.  These allowances range from .25% of principal to 2% of principal depending on the four assigned credit risk grades for non-problem performing commercial loans.  Performing loans placed on the “watch” list and the “special mention” list are assigned “inherent” losses of 5% and 10% of principal, respectively.  An inaccurate assignment of credit risk grade to a loan relationship could significantly change the actual levels of allowances required for that loan, and therefore management’s assigned of credit risk is a significant estimate.  Management reviews actual long-term losses in comparison to the inherent losses assigned by credit risk grade and updates allowance percentages as needed.

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

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded.  If past due and problem loans rise significantly, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools in the allowance for loan losses calculation.  As of December 31, 2006, there were no unallocated loan loss allowances recorded.

Mortgage Servicing Rights

As required by current accounting standards (SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as of December 31, 2006 and SFAS No. 156, “Accounting for Servicing of Financial Assets” after December 31, 2006), PSB records a mortgage servicing right asset (“MSR”) when PSB continues to service borrower payments and maintenance activities on loans in which the principal has been sold to the FHLB or other secondary market investors.  PSB’s MSR calculation is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates.  PSB makes the following estimates and performs the following procedures when accounting for MSRs:

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

➢

Servicing cost of $60 per loan annually

➢

Cash flow discount rate of 8.25% to 10%, depending on year of origination

➢

Short-term reinvestment rate on the float of payments to investors of 5%

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

4.

Significant declines in current market mortgage interest rates decrease the fair value of existing MSRs due to the increase in anticipated prepayments above the original assumed speed.  Accounting standards at December 31, 2006 require that impairment testing be performed and that MSRs be recorded at the lower of fair value or amortized cost.  PSB performs quarterly impairment testing on its MSRs.  Actual prepayment speeds (based on actual PSB customer activity on a loan level basis) are compared to the assumed prepayment speed on the date of the last quarterly impairment testing (or the origination prepayment speed if a new loan).  The fair value assumptions other than prepayment speed are combined with the new estimated prepayment speed to create a new fair value.  An impairment allowance is recorded for any shortfall between the new fair value and the original cost after adjusting for past amortization and curtailments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item 7A is set forth in Item 6, Selected Financial Data, and under subcaptions “Results of Operations,” “Market Risk,” “Net Interest Income,” “Provision for Loan Losses,” “Investment Portfolio,” “Deposits,” and “Liquidity and Interest Sensitivity” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditor’s Report

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.  These financial statements are the responsibility of PSB’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

February 16, 2007

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2006 and 2005

(dollars in thousands except per share data)

Assets	2006	2005

Cash and due from banks	$ 14,738	$ 15,708
Interest-bearing deposits and money market funds	1,048	988
Federal funds sold	9,756	9,908

Cash and cash equivalents	25,542	26,604

Securities available for sale (at fair value)	80,009	81,501
Loans held for sale	1,001	0
Loans receivable, net	369,749	372,411
Accrued interest receivable	2,464	2,245
Foreclosed assets	464	373
Premises and equipment, net	11,469	12,632
Mortgage servicing rights, net	908	880
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank owned life insurance	5,900	4,805
Other assets	1,317	1,690

TOTAL ASSETS	$501,840	$506,158

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$ 55,083	$ 61,345
Interest-bearing	336,332	339,191

Total deposits	391,415	400,536

Federal Home Loan Bank advances	60,000	54,000
Other borrowings	3,995	4,497
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,251	3,908

Total liabilities	467,393	470,673

Stockholders’ equity:
Common stock – No par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Outstanding – 1,589,956 and 1,705,571, respectively
Additional paid-in capital	9,645	9,655
Retained earnings	30,967	28,561
Accumulated other comprehensive loss	(105)	(542)
Treasury stock, at cost – 297,223 and 181,608, respectively	(7,947)	(4,076)

Total stockholders’ equity	34,447	35,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,840	$506,158

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands except per share data)

	2006	2005	2004

Interest and dividend income:
Loans, including fees	$25,546	$22,347	$19,207
Securities:
Taxable	2,512	1,966	1,798
Tax-exempt	1,052	978	982
Other interest and dividends	403	473	215

Total interest and dividend income	29,513	25,764	22,202

Interest expense:
Deposits	12,636	9,019	5,783
Federal Home Loan Bank advances	2,477	2,133	2,061
Other borrowings	174	272	269
Junior subordinated debentures	454	231	0

Total interest expense	15,741	11,655	8,113

Net interest income	13,772	14,109	14,089
Provision for loan losses	495	160	855

Net interest income after provision for loan losses	13,277	13,949	13,234

Noninterest income:
Service fees	1,364	1,188	1,234
Mortgage banking	885	880	901
Investment and insurance sales commissions	530	689	484
Net gain (loss) on sale of securities	(472)	6	97
Increase in cash surrender value of bank owned life insurance	201	160	0
Gain on sale of premises and equipment	390	2	3
Change in fair value of interest rate swap	(147)	0	0
Other operating income	525	543	404

Total noninterest income	3,276	3,468	3,123

Noninterest expense:
Salaries and employee benefits	7,057	6,610	6,189
Occupancy and facilities	1,827	1,767	1,609
Loss on abandonment of premises and equipment	0	0	379
Data processing and other office operations	741	741	655
Advertising and promotion	273	287	263
Other operating expense	1,804	1,635	1,880

Total noninterest expense	11,702	11,040	10,975

Income before income taxes	4,851	6,377	5,382
Provision for income taxes	1,424	2,037	1,856

Net income	$ 3,427	$ 4,340	$ 3,526

Basic earnings per share	$2.08	$2.53	$2.04

Diluted earnings per share	$2.07	$2.52	$2.03

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2004	$1,887	$9,694	$22,789	$ 844	$(3,073)	$32,141

Comprehensive income:
Net income			3,526			3,526
Unrealized loss on securities
available for sale, net of tax of $212				(401)		(401)
Reclassification adjustment for net security
gains, included in net income, net of tax of $38				(59)		(59)

Total comprehensive income						3,066

Purchase of treasury stock					(628)	(628)
Proceeds from stock options issued out of treasury		(22)			85	63
Distribution of treasury stock in
payment of director fees					8	8
Cash dividends declared $.60 per share			(1,034)			(1,034)

Balance, December 31, 2004	1,887	9,672	25,281	384	(3,608)	33,616

Comprehensive income:
Net income			4,340			4,340
Unrealized loss on securities available
for sale, net of tax of $505				(922)		(922)
Reclassification adjustment for net security
gains, included in net income, net of tax of $2				(4)		(4)

Total comprehensive income						3,414

Purchase of treasury stock					(536)	(536)
Proceeds from stock options issued out of treasury		(17)			65	48
Distribution of treasury stock in
payment of director fees					3	3
Cash dividends declared $.62 per share			(1,060)			(1,060)

Balance, December 31, 2005	1,887	9,655	28,561	(542)	(4,076)	35,485

Comprehensive income:
Net income			3,427			3,427
Unrealized gain on securities
available for sale, net of tax of $76				134		134
Reclassification adjustment for net security loss,
included in net income, net of tax of $169				303		303

Total comprehensive income						3,864

Purchase of treasury stock					(3,903)	(3,903)
Proceeds from stock options issued out of treasury		(10)			32	22
Cash dividends declared $.64 per share			(1,021)			(1,021)

Balance, December 31, 2006	$1,887	$9,645	$30,967	$(105)	$(7,947)	$34,447

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands except per share data)

	2006	2005	2004

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$ 3,427	$ 4,340	$ 3,526
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for depreciation and net amortization	1,660	1,679	1,529
Provision (benefit) for deferred income taxes	(415)	200	23
Provision for loan losses	495	160	855
Deferred net loan origination costs	(568)	(512)	(306)
Proceeds from sales of loans held for sale	31,688	45,933	41,321
Originations of loans held for sale	(32,402)	(45,278)	(41,093)
Gain on sale of loans	(499)	(598)	(697)
Provision for (recapture of) mortgage servicing right
valuation allowance	(41)	(7)	16
Net gain on sale of premises and equipment	(390)	(2)	(3)
Loss on abandonment of premises and equipment	0	0	379
Realized (gain) loss on sale of securities available for sale	472	(6)	(97)
Net (gain) loss on sale of foreclosed assets	18	1	(29)
Increase in cash surrender value of bank owned life insurance	(201)	(160)	0
Federal Home Loan Bank stock dividends	0	(143)	(159)
Changes in operating assets and liabilities:
Accrued interest receivable	(219)	(501)	(127)
Other assets	543	(537)	103
Accrued expenses and other liabilities	343	1,343	(377)

Net cash provided by operating activities	3,911	5,912	4,864

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	12,405	13,133	14,518
Proceeds from sale of securities available for sale	16,864	206	4,926
Payment for purchase of securities available for sale	(27,576)	(27,505)	(16,718)
Purchase of Federal Home Loan Bank stock	0	0	(271)
Net (increase) decrease in loans	1,066	(29,002)	(40,302)
Capital expenditures	(201)	(1,066)	(5,969)
Proceeds from sale of premises and equipment	850	2	3
Proceeds from sale of foreclosed assets	1,038	69	44
Purchase of bank-owned life insurance	(894)	(4,645)	0

Net cash provided by (used in) investing activities	3,552	(48,808)	(43,769)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands except per share data)

	2006	2005	2004

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$(6,262)	$ 9,710	$ 1,072
Net increase (decrease) in interest-bearing deposits	(2,859)	32,601	40,739
Proceeds from issuance of FHLB advances	12,000	23,000	15,000
Repayments of FHLB advances	(6,000)	(21,000)	(10,000)
Net decrease in other borrowings	(502)	(4,068)	(1,910)
Proceeds from issuance of junior subordinated debentures	0	7,481	0
Dividends declared	(1,021)	(1,060)	(1,034)
Proceeds from issuance of stock options	22	48	63
Purchase of treasury stock	(3,903)	(536)	(628)

Net cash provided by (used in) financing activities	(8,525)	46,176	43,302

Net increase (decrease) in cash and cash equivalents	(1,062)	3,280	4,397
Cash and cash equivalents at beginning	26,604	23,324	18,927

Cash and cash equivalents at end	$25,542	$ 26,604	$ 23,324

Supplemental cash flow information:
Cash paid during the year for:
Interest	$15,639	$ 11,269	$ 7,935
Income taxes	1,605	1,692	1,935

Noncash investing and financing activities:
Loans charged off	$ 264	$ 170	$ 266
Loans transferred to foreclosed assets	1,135	436	0
Loans originated on sale of foreclosed assets	0	0	110
Distribution of treasury stock in payment of director fees	0	3	8
Common stock of PSB Holdings Statutory Trust I acquired in
exchange for junior subordinated debentures	0	232	0

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

PSB Holdings, Inc. operates Peoples State Bank, a full-service financial institution chartered as a Wisconsin commercial bank with a primary service area including, but not limited to, Marathon, Oneida, and Vilas Counties, Wisconsin.  It provides a variety of banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial treasury management services.

Principles of Consolidation

The consolidated financial statements include the accounts of PSB Holdings, Inc. and its subsidiary Peoples State Bank.  Peoples State Bank owns and operates a Nevada subsidiary, PSB Investments, Inc., to manage the bank’s investment securities.  All significant intercompany balances and transactions have been eliminated.  The accounting and reporting policies of PSB conform to accounting principles generally accepted in the United States and to the general practices within the banking industry.  Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash and due from banks, interest-bearing deposits and money market funds, and federal funds sold, all of which have original maturities of three months or less.

Securities

Securities are assigned an appropriate classification at the time of purchase in accordance with management’s intent.  Securities held to maturity represent those debt securities for which PSB has the positive intent and ability to hold to maturity.  PSB has no held-to-maturity securities.

Trading securities include those securities bought and held principally for the purpose of selling them in the near future.  PSB has no trading securities.

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources.  Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders’ equity.  Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.  Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

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

In sales of mortgage loans to the FHLB, PSB retains a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee.  When applicable, PSB records a recourse liability to provide for potential credit losses.  Because the loans involved in these transactions are similar to those in PSB’s loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to “Allowance for Loan Losses”).

Loans

Loans that management has the intent to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest on loans is credited to income as earned.  Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income.  After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received and the collection of principal becomes reasonably assured.  Interest income recognition on loans considered to be impaired is consistent with the recognition on all other loans.

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

The allowance for loan losses includes specific allowances related to commercial purpose loans which have been judged to be impaired.  A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement.  Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition.  Large groups of homogeneous loans, such as mortgage and consumer loans, are collectively evaluated for impairment.  Specific allowances on impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

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

Mortgage Servicing Rights

PSB services the single-family mortgages it sells to the FHLB and Federal National Mortgage Association (“FNMA”).  Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due.  When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate.  PSB generally earns a servicing fee of 25 basis points on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float.  Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

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

The carrying value of OMSR recorded in PSB’s Consolidated Balance Sheets (“mortgage servicing rights” or “MSRs”) is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets.  In valuing MSRs, PSB stratifies the loans by year of origination, term of the loan, and range of interest rates within each term.  If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against PSB’s loan servicing fee income, which is included as a component of mortgage banking revenue.  The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank system, PSB is required to hold stock in the FHLB based on asset size and the level of borrowings advanced to PSB.  This stock is recorded at cost, which approximates fair value.  The stock is evaluated for impairment on an annual basis.  Transfer of the stock is substantially restricted.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

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

Advertising and Promotional Costs

Costs relating to PSB’s advertising and promotion are generally expensed when paid.

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

Segment Information

PSB, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin.  These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler’s checks, and cashier’s checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.  While PSB’s chief decision makers monitor the revenue streams of various PSB products and services, operations are managed and financial performance is evaluated on a companywide basis.  Accordingly, all of PSB’s banking operations are considered by management to be aggregated in one reportable operating segment.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Stock-Based Compensation

PSB uses the fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is normally the vesting period.    During the periods prior to January 1, 2006, PSB followed the provisions of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and used the “intrinsic value method” of recording stock-based compensation cost.  Under the intrinsic method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is shown on the consolidated statements of stockholders’ equity.  PSB’s accumulated other comprehensive income (loss) is comprised of the unrealized gain (loss) on securities available for sale, net of tax, and is shown on the consolidated statements of changes in stockholders’ equity.

Current Year Accounting Change

During 2006, PSB adopted Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment which requires all share-based awards and compensation to be reflected in earnings.  Prior to the date of adoption, PSB’s stock option plan was fully granted with no additional shares available for grant.  There were no stock options granted during the three years ended December 31, 2006.  Adoption of this accounting change did not have an effect on PSB’s financial condition or results of operations.

Future Accounting Changes

In February 2006, the Financial Accounting Standards Board (FASB) adopted SFAS No. 155, Accounting for Hybrid Financial Assets, thereby amending SFAS No. 133 and 140 which dictate accounting for various derivatives and hedging activities and transfers and servicing of assets and extinguishment of liabilities.  SFAS No. 155 contains an exception to certain mortgage-backed securities from new accounting provisions in SFAS No. 155.  The exception allows PSB to continue its long standing accounting treatment of mortgage-backed securities purchased at a discount as securities available for sale, rather than marking such securities to fair value through earnings as required by SFAS No. 155.   The adoption of SFAS No. 155 is not expected to have a material effect on PSB’s financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, as an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 156 allows PSB a choice in accounting for servicing rights, either under the amortization method (lower of cost or market as is currently used by PSB) or by the fair value method.  SFAS No. 156 is effective January 1, 2007 and PSB will make the election to continue to account for its mortgage servicing rights under the amortization method.  Adoption of SFAS No. 156 is not expected to have a material effect on PSB’s financial condition or results of operations.

In June 2006, FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies how uncertain tax positions and the potential liabilities associated with such positions should be reflected in earnings and disclosed in the notes to the financial statements.  The statement is effective for PSB on January 1, 2007.  Any excess tax reserves need to be adjusted to beginning balance of retained earnings during the first quarter of 2007 as a cumulative change in accounting principal.  As of December 31, 2006, PSB had no significant uncertain tax positions with a potentially material liability.  The adoption of FIN 48 is not expected to have a material effect on PSB’s financial condition or results of operations.

The FASB Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements was issued during 2006 to be effective for PSB on January 1, 2008.  The EITF indicates the compensation plan and the investment in bank owned life insurance (BOLI) need to be accounted for separately and the benefits should be calculated based on the substantive agreement and accrued for over the requisite service period.    Adoption of EITF Issue No. 06-4 is not expected to have a material effect on PSB’s financial condition or results of operations.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2

CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits.  The total required reserve balance was approximately $252 and $207 at December 31, 2006 and 2005, respectively.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  PSB also maintains cash balances in money market funds.  Such balances are not insured.  Uninsured cash and cash equivalent balances totaled $13,448 and $14,306 at December 31, 2006 and 2005, respectively.

NOTE 3

SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$23,732	$ 23	$ 77	$23,678
Obligations of states and political subdivisions	30,737	278	148	30,867
Mortgage-backed securities	13,944	11	121	13,834
Collateralized mortgage obligations	9,469	0	137	9,332
Nonrated trust preferred securities	2,250	0	0	2,250
Other equity securities	48	0	0	48

Totals	$80,180	$312	$ 483	$80,009

December 31, 2005

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$23,529	$ 4	$ 298	$23,235
Obligations of states and political subdivisions	26,040	370	240	26,170
Mortgage-backed securities	6,954	0	170	6,784
Collateralized mortgage obligations	23,534	0	520	23,014
Nonrated trust preferred securities	2,250	0	0	2,250
Other equity securities	48	0	0	48

Totals	$82,355	$374	$1,228	$81,501

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

The following table indicates the amount of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2006

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$11,391	$ 33	$6,178	$ 44	$17,569	$ 77
Obligations of states and political subdivisions	1,220	11	7,392	137	8,612	148
Mortgage-backed securities	5,746	15	5,225	106	10,971	121
Collateralized mortgage obligations	510	8	8,823	129	9,333	137

Total temporarily impaired securities	$18,867	$ 67	$27,618	$416	$46,485	$ 483

2005

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$17,785	$172	$3,374	$126	$21,159	$ 298
Obligations of states and political subdivisions	4,534	81	4,765	159	9,299	240
Mortgage-backed securities	5,094	115	1,690	55	6,784	170
Collateralized mortgage obligations	4,332	67	18,682	453	23,014	520

Total temporarily impaired securities	$31,745	$435	$28,511	$793	$60,256	$1,228

At December 31, 2006, 92 debt securities had unrealized losses with aggregate depreciation of 1.0% from the amortized cost basis.  At December 31, 2005, 111 debt securities had unrealized losses with aggregate depreciation of 2.0% from the amortized cost basis.  These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuers.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts’ reports.  Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2006, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$ 2,854	$ 2,849
Due after one year through five years	31,947	32,104
Due after five years through ten years	15,283	15,206
Due after ten years	6,635	6,636

Subtotals	56,719	56,795
Mortgage-backed securities and collateralized mortgage obligations	23,413	23,166

Totals	$80,132	$79,961

Securities with a fair value of $19,623 and $22,950 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and other borrowings and for other purposes required by law.

During 2006, 2005, and 2004, respectively, proceeds from the sale of securities totaled $16,864, $206, and $4,926 with gross gains of $0, $6, and $111, and with gross losses of $472, $0, and $14.

NOTE 4

LOANS

The composition of loans at December 31 categorized by the initial purpose of the loan is as follows:

	2006	2005

Commercial, industrial, and municipal	$100,980	$86,070
Commercial real estate mortgage	146,778	149,538
Residential real estate mortgage	87,991	87,205
Real estate construction	29,813	46,259
Residential real estate home equity	12,603	13,058
Consumer and individual	4,676	5,919

Subtotals	382,841	388,049
Net deferred loan costs	416	434
Loans in process of disbursement	(9,030)	(11,892)
Allowance for loan losses	(4,478)	(4,180)

Net loans receivable	$369,749	$372,411

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest.  The rate of interest on some of these loans is capped over the life of the loan.  At December 31, 2006 and 2005, PSB held $23,006 and $32,397, respectively, of variable rate loans with interest rate caps.  Of these loans, $11,696 and $9,703 had reached the interest rate cap at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

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

	2006	2005

Loans outstanding at beginning	$5,760	$4,750
New loans	2,883	4,638
Repayments	(1,220)	(3,628)

Loans outstanding at end	$7,423	$5,760

At December 31, 2006 and 2005, PSB had total loans receivable of approximately $5,992 and $4,146, respectively, from one related party.

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2006	2005	2004

Impaired loans without a valuation allowance	$3,105	$ 422	$ 133
Impaired loans with a valuation allowance	1,078	1,815	1,277

Total impaired loans	$4,183	$2,237	$1,410

Valuation allowance related to impaired loans	$ 270	$ 195	$ 250

	Years ended December 31,
	2006	2005	2004

Average recorded investment, net of allowance for loan losses	$4,286	$2,428	$1,342

Interest income recognized	$ 279	$ 183	$ 65

Interest income recognized on a cash basis on impaired loans	$ 0	$ 78	$ 28

No additional funds are committed to be advanced in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2006 and 2005 were $4,281 and $2,393, respectively.  There were no loans past due 90 days or more but still accruing income at December 31, 2006 and 2005.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

An analysis of the allowance for loan losses for the three years ended December 31 follows:

	2006	2005	2004

Balance, January 1	$4,180	$4,157	$3,536
Provision charged to operating expense	495	160	855
Recoveries on loans	67	33	32
Loans charged off	(264)	(170)	(266)

Balance, December 31	$4,478	$4,180	$4,157

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2006, PSB serviced payments on $170,162 of first lien residential loan principal for the FHLB.  At December 31, 2006, the maximum PSB obligation for such guarantees would be approximately $1,396 if total foreclosure losses on the entire pool of loans exceed approximately $3,493.  Management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote and does not maintain any recourse liability for possible losses.

NOTE 5

MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $170,891 and $170,091 at December 31, 2006 and 2005, respectively.  The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total
Balance at January 1, 2004	$ 904	$ (90)	$ 814

Additions from originated servicing	334	0	334
Amortization charged to earnings	(293)	0	(293)
Change in valuation allowance charged to earnings	0	(16)	(16)

Balance at December 31, 2004	945	(106)	839

Additions from originated servicing	269	0	269
Amortization charged to earnings	(235)	0	(235)
Change in valuation allowance charged to earnings	0	7	7

Balance at December 31, 2005	979	(99)	880

Additions from originated servicing	148	0	148
Amortization charged to earnings	(161)	0	(161)
Change in valuation allowance charged to earnings	0	41	41

Balance at December 31, 2006	$ 966	$ (58)	$ 908

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

NOTE 6

PREMISES AND EQUIPMENT

The composition of premises and equipment follows:

	2006	2005

Land	$ 2,235	$ 2,692
Buildings and improvements	9,298	9,241
Furniture and equipment	5,206	5,089

Total cost	16,739	17,022
Less – Accumulated depreciation and amortization	5,270	4,390

Totals	$11,469	$12,632

Depreciation and amortization charged to operating expenses amounted to $904 in 2006, $866 in 2005, and $767 in 2004.

During 2006, PSB sold vacant land held for potential future branching and recognized a gain on sale of premises and equipment totaling $390.

During 2004, PSB placed in service a new $4.8 million main office and incurred a one-time charge for abandonment of premises and equipment of $329 because the prior home office located on the same property was razed.  Also during 2004, PSB closed a Rhinelander, Wisconsin, branch in leased space and accrued $50 for abandonment of premises and equipment to remove leasehold improvements and meet other termination requirements.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease.  PSB has the option to renew the noncancelable branch location lease for two additional two-year terms upon expiration in May 2008.  The lease is classified as operating.  Future minimum payments under the noncancelable lease are as follows:

2007	$47
2008	21

Total	$68

Rental expense for all operating leases was $64, $63, and $89, for the years ended December 31, 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

NOTE 7

DEPOSITS

The distribution of deposits at December 31 is as follows:

	2006	2005

Non-interest-bearing demand	$ 55,083	$ 61,345
Interest-bearing demand (NOWs)	53,776	53,108
Savings	25,100	26,536
Money market	67,050	66,625
Retail time	122,475	123,799
Wholesale market and national time	67,931	69,123

Total deposits	$391,415	$400,536

The scheduled maturities of time deposits at December 31, 2006, are summarized as follows:

2007	$124,478
2008	31,701
2009	11,692
2010	15,563
2011	6,329
Thereafter	643

Total	$190,406

Time deposits with individual balances of $100 and over totaled $117,713 and $121,997 at December 31, 2006 and 2005, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2006 and 2005 totaled $4,773 and $4,399, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

NOTE 8

FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31, consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2006

Fixed rate, interest only	2007	2.63%-5.35%	4.04%	$14,000
Fixed rate, interest only	2008	3.90%-5.39%	4.73%	17,000
Fixed rate, interest only	2009	3.48%-4.50%	3.94%	17,000
Fixed rate, interest only	2010	4.34%-4.88%	4.54%	12,000

Totals			4.31%	$60,000

2005

Fixed rate, interest only	2006	3.57-3.74%	3.68%	$ 6,000
Fixed rate, interest only	2007	2.63-4.72%	3.39%	9,000
Fixed rate, interest only	2008	3.90-5.07%	4.35%	10,000
Fixed rate, interest only	2009	3.48-4.50%	3.94%	17,000
Fixed rate, interest only	2010	4.34-4.88%	4.54%	12,000

Totals			4.03%	$54,000

At December 31, 2006 and 2005, fixed rate advances maturing during 2008 include a $3,000 advance at a rate of 5.07% that is callable by the FHLB.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  PSB may draw upon an FHLB open line of credit up to approximately 75% of unencumbered 1-4 family residential first mortgage loans pledged as collateral out of its portfolio.  The FHLB advances are also secured by $3,017 of FHLB stock owned by PSB at December 31, 2006 and 2005, respectively.  PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $83,783 based on residential real estate mortgage collateral totaling $113,572 as of December 31, 2006.  At December 31, 2006, PSB’s available and unused portion of this line of credit totaled approximately $23,783.  PSB also has, under a current agreement with the FHLB, an ability to borrow up to $25,092 by pledging securities available for sale.

NOTE 9

OTHER BORROWINGS

Other borrowings consist of securities sold under both short-term and long-term repurchase agreements totaling $3,995 and $4,497 at December 31, 2006 and 2005, respectively.

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $5,062 and $4,141 at December 31, 2006 and 2005, respectively.  Due to unusually large short-term increases by some municipal repurchase customers from year-end tax collections, securities pledged as collateral at December 31, 2005 were less than the repurchase account balance by a net of $356 (8% of repurchase agreements).  Necessary additional collateral was pledged in January 2006 as part of PSB’s normal collateralization review procedures.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

	2006	2005	2004

As of end of year:
Weighted average rate	3.42%	2.76%	2.68%
For the year:
Highest month-end balance	$19,728	$16,038	$20,826
Daily average balance	$ 4,719	$ 8,739	$11,824
Weighted average rate	3.69%	3.11%	2.28%

There were no related-party repurchase agreements at December 31, 2006 and 2005.

NOTE 10

JUNIOR SUBORDINATED DEBENTURES

PSB Holdings Statutory Trust I (the “Trust”), a Delaware business trust wholly owned by PSB, completed the sale of $7,500 of Trust Preferred Securities to a pooling vehicle of other trust preferred securities during 2005 whose shares were later sold to private investors (a pooled trust preferred offering).  The Trust used the proceeds from the offering and the issuance of $232 of common stock ownership in the Trust to purchase $7,732 of PSB Junior Subordinated Debentures from PSB.

The Trust Preferred Securities mature in 30 years and have an initial fixed rate of 5.82% until September 2010.  Following September 2010, the rate is adjusted quarterly to the three-month London InterBank Offered Rate (LIBOR) plus 1.70%.  Total interest expense on the junior subordinated debenture was $454 and $231 in 2006 and 2005, respectively.  Dividends received on common stock of the Trust were $13 and $6 in 2006 and 2005, respectively.  The Trust Preferred Securities may be called by PSB in part or in full on September 15, 2010, and quarterly thereafter, with 30 days notice.  The Trust Preferred Securities are mandatorily redeemable upon the maturity of the debentures on September 15, 2035, or upon earlier redemption.

PSB has fully and unconditionally guaranteed all the obligations of the Trust.  The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trust.  The Trust Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes.  PSB used the proceeds from the sales of the debentures for general corporate purposes and to support anticipated asset growth through funding qualifying as regulatory capital.

NOTE 11

RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees.  PSB matches 50% of employees’ salary deferrals up to the first 6% of pay deferred.  PSB also may declare a discretionary profit sharing contribution.  The expense recognized for contributions to the plan for the years ended December 31, 2006, 2005, and 2004 was $310, $315, and $313, respectively.

PSB maintained deferred compensation agreements with certain vice presidents and other senior executives at December 31, 2006.  PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred.  PSB directors may elect to defer earned director fees into a separate deferred directors' fees plan.  No PSB match is made on directors fees deferred.  Cumulative deferred balances earn an annual crediting rate generally equal to 50% of PSB's return on average equity for the year.  The agreements provide for annual benefits paid in a lump sum at retirement or in monthly installments for a period up to 15 years commencing the month following each participant's normal retirement date.  PSB is accruing this liability for the participants over the remaining periods of service.  The liability outstanding under the agreements was $965 and $655 at December 31, 2006 and 2005, respectively.  The amount charged to operations for the employee and director plans was $99, $127, and $18 for 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired Peoples State Bank officers and their spouses.  Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005.  Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement.  Plan benefits for these retired officers continue until the officer’s death.  No current employees are eligible for benefits under this plan.  At December 31, 2006, there were five retirees receiving benefits.  The liability for future postretirement health care benefits was $180 and $248 at December 31, 2006 and 2005, respectively.  Postretirement health care benefit plan (income) expense was $(38), $8, and $26 in 2006, 2005, and 2004, respectively.

During December 2006, PSB entered into a severance agreement with a former executive that provides continuation of 50 percent of the remaining salary called for under the previous employment agreement and 50 percent of health insurance premium costs until reaching age 65.  The liability for benefits under the plan was $192 at December 31, 2006.  Severance plan expense recorded in 2006 totaled $167.

NOTE 12

SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $30 per year for each individual with a $783 stop-loss per year for participants in the aggregate.  Coverages in 2007 will be $50 per individual and $1,086 in the aggregate.  PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums.  Medical benefit plan costs are expensed as incurred.  The liability recognized for claims incurred but not yet paid was $100 and $54 as of December 31, 2006 and 2005, respectively.  Health and dental insurance expense recorded in 2006, 2005, and 2004 was $773, $565, and $427, respectively.

NOTE 13

INCOME TAXES

The components of the provision for income taxes are as follows:

	2006	2005	2004

Current income tax provision:
Federal	$1,522	$1,533	$1,258
State	317	304	575

Total current	1,839	1,837	1,833

Deferred income tax expense (benefit):
Federal	(346)	155	73
State	(69)	45	(50)

Total deferred	(415)	200	23

Total provision for income taxes	$1,424	$2,037	$1,856

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2006		2005		2004
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$1,649	34.0	$2,168	34.0	$1,830	34.0
Increase (decrease)
in taxes resulting from:
Tax-exempt interest	(402)	(8.3)	(370)	(5.8)	(371)	(6.9)
Bank-owned life insurance	(68)	(1.4)	(54)	(0.9)	0	0.0
State income tax	164	3.4	230	3.6	347	6.4
Other	81	1.7	63	1.0	50	1.0

Provision for income taxes	$1,424	29.4	$2,037	31.9	$1,856	34.5

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities.  The major components of the net deferred tax assets are as follows:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$1,572	$1,426
Deferred compensation and director’s fees	456	263
State net operating loss	85	55
Postretirement health care benefits	71	98
Unrealized loss on securities available for sale	66	312
Interest rate swap liability	58	0
Accrued interest receivable	59	0
Other	45	8
Valuation allowances	(85)	(55)

Gross deferred tax assets	2,327	2,107

Deferred tax liabilities:
Premises and equipment	605	576
Mortgage servicing rights	358	347
FHLB stock	326	326
Deferred net loan origination costs	168	176
Prepaid expenses	89	70

Gross deferred tax liabilities	1,546	1,495

Net deferred tax asset	$ 781	$ 612

PSB and its subsidiary bank pay state income taxes on individual, unconsolidated net earnings.  At December 31, 2006, net operating loss carryforwards of the parent company of approximately $1,577 existed to offset future state taxable income.  These net operating losses will begin to expire in 2012.  A valuation allowance has been recognized

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income.  If realized, the tax benefit for this item will reduce current tax expense for that period.  The valuation allowance increased $30 and $16 in 2006 and 2005, respectively.

During 2004, PSB resolved a Wisconsin state income tax audit initiated during 2003.  Like many Wisconsin financial institutions, PSB has a Nevada-based subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax.  The Wisconsin Department of Revenue (the “Department”) instituted an audit program specifically aimed at out-of-state bank subsidiaries.  The Department took the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin.  After consideration of the cost to litigate and the potential risk of a substantial loss in litigation, PSB decided to accept a standardized settlement offered by the Department to Wisconsin banks with out-of-state subsidiaries with no admission of wrongdoing.  The settlement increased the provision for income taxes after federal benefits by $150.  PSB continues to operate the subsidiary to manage a portion of Peoples State Bank’s investment security portfolio.

The Internal Revenue Service (IRS) has audited PSB’s federal income tax returns for 1999 through 2002, and has disallowed a portion of Peoples State Bank’s interest deductions for such years.  The IRS asserts that PSB owes an additional $184 of tax and interest.  The IRS’s contention is that municipal bonds owned by Peoples State Bank’s Nevada investment subsidiary should be treated as owned by Peoples State Bank for purposes of computing Peoples State Bank’s allowable interest expense deduction.  The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.  In November 2006, the facts in the Tax Court case were fully stipulated, and in December 2006, both PSB and the IRS filed opening and reply briefs in the case.  A decision from the Tax Court judge handling the case is expected in 2007.  PSB believes all tax returns are correct as filed and, at this time, no additional tax expense for this adjustment has been recorded.

NOTE 14

INTEREST RATE SWAP

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

PSB’s assets include a significant portion of variable rate loans which are funded by wholesale fixed rate brokered certificates of deposit.  As such, PSB may periodically enter into derivative financial instruments to mitigate exposures to fluctuations in the cash flow of loans and/or the fair value of deposits from changes in interest rates.  Interest rate swap arrangements may be utilized to hedge against these fluctuations.

During 2005, PSB entered into an interest rate swap contract originally classified as a fair value hedge that converts the fixed rate payments on certain wholesale broker certificates of deposit to variable rates of interest.  The interest rate risk management strategy is to change fixed brokered time deposit interest payments to a floating rate payment to better match adjustable rate commercial loans.  Both the swap (by the swap counterparty) and the liability (by PSB) became callable in April 2006, with additional semiannual call dates until final maturity in October 2008.

During 2006, PSB determined this swap did not qualify for the “short-cut method” because in retrospect the related broker fee was determined to have caused the swap not to have a zero value at inception (which is required under current accounting standards to qualify for the “short-cut method”).  Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, the brokered certificate, as an offset to the mark-to-market adjustment on the related interest rate swap.

Eliminating the application of fair value hedge accounting in 2006 reversed the fair value adjustment originally made to the brokered certificate. The pretax unrealized loss from the net change in fair value of interest rate swap of $147 recorded during 2006 included the $168 charge related to activity during 2005 which was not restated to prior periods due to the insignificant impact on previously reported 2005 results.  The swap continues to be economically effective and any swap liability provision to expense represents a temporary timing difference to be recovered in future periods before swap maturity in October 2008.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Summary information about interest rate swaps at December 31 follows:

	2006	2005

Notional amount	$10,000	$10,000
Weighted average pay rate	5.33%	4.35%
Weighted average receive rate	4.25%	4.25%
Weighted average maturity - Months	22	34
Fair value liability of swap at period end	$ (147)	$ (168)
Net settlement frequency	Monthly	Monthly

Summary information about the impact to income from interest rate swaps during the years ended December 31 follows:

	2006	2005

Net monthly settlement income (expense) during the year	$ (89)	$39
Net change in unrealized fair value liability during the year charged against income	(147)	0

Total swap income (expense) during the year	$(236)	$39

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

PSB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  PSB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  These commitments at December 31 are as follows:

	2006	2005

Commitments to extend credit – Fixed and variable rates	$56,491	$53,041
Commercial standby letters of credit – Variable rate	72	197
Unused home equity lines of credit – Primarily variable rate	16,080	12,970
Unused credit card commitments – Variable rate	3,863	3,606
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	1,396	1,132

Totals	$77,902	$70,946

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  PSB evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

credit evaluation of the party.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

Unfunded commitments under commercial lines of credit and home equity lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

Credit card commitments are commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp).  These commitments are unsecured.

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”).  In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, PSB enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans.  PSB had no firm commitments outstanding to deliver loans through the Program at December 31, 2006.  Once delivered to the Program, PSB provides a contractually agreed-upon credit enhancement and performs servicing of the loans.  Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum.  PSB received a fee for this credit enhancement.  PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

NOTE 16

STOCK OPTION PLAN

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant.  Options may be exercised anytime after the option grant’s six-month anniversary.  These options expire ten years after the grant date and all currently unexercised options will expire between December 2011 and April 2012.  As of December 31, 2006, all 19,586 options outstanding were eligible to be exercised with

14,742 options exercisable at $15.83 per share and 4,844 shares exercisable at $16.81 per share.  The following table summarizes information regarding stock options outstanding at December 31, 2006 and activity during the three years ended December 31, 2006, 2005, and 2004.

		Weighted
		Average
	Shares	Price

January 1, 2004	28,237	$16.00
Options granted	0
Options exercised	(3,964)	15.83

December 31, 2004	24,273	16.00
Options granted	0
Options exercised	(3,058)	15.83
Option forfeited	(244)	15.83

December 31, 2005	20,971	16.06
Options granted	0
Options exercised	(1,385)	15.83
Option forfeited	0

December 31, 2006	19,586	16.08

No common stock options were issued and no expense was recorded in the three years ended December 31, 2006.  As of December 31, 2006, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

The total estimated intrinsic value of options exercised during 2006, 2005, and 2004 was $21, $49, and $69, respectively.  Cash received from options exercised during 2006, 2005, and 2004 was $22, $48, and $63, respectively.  There were no tax benefits realized for tax deductions from the exercise of stock options during the three years ended December 31, 2006.

NOTE 17

CAPITAL REQUIREMENTS

PSB and Peoples State Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on PSB’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PSB and Peoples State Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Quantitative measures established by regulation to ensure capital adequacy require PSB and Peoples State Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006, that PSB and Peoples State Bank meet all capital adequacy requirements.

As of December 31, 2006, the most recent notification from the FDIC categorized Peoples State Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, Peoples State Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Peoples State Bank’s category.

PSB’s and Peoples State Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total capital (to risk weighted assets):
Consolidated	$46,439	11.91%	$31,203	8.00%	N/A	N/A
Peoples State Bank	$45,468	11.66%	$31,202	8.00%	$39,003	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$41,961	10.76%	$15,602	4.00%	N/A	N/A
Peoples State Bank	$40,990	10.51%	$15,601	4.00%	$23,402	6.00%

Tier I capital (to average assets):
Consolidated	$41,961	8.43%	$19,910	4.00%	N/A	N/A
Peoples State Bank	$40,990	8.24%	$19,894	4.00%	$24,867	5.00%

As of December 31, 2005:
Total capital (to risk weighted assets):
Consolidated	$47,619	12.12%	$31,432	8.00%	N/A	N/A
Peoples State Bank	$46,932	11.95%	$31,419	8.00%	$39,274	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$43,439	11.06%	$15,725	4.00%	N/A	N/A
Peoples State Bank	$42,752	10.88%	$15,718	4.00%	$23,577	6.00%

Tier I capital (to average assets):
Consolidated	$43,439	8.71%	$19,949	4.00%	N/A	N/A
Peoples State Bank	$42,752	8.58%	$19,931	4.00%	$24,914	5.00%

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

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

	2006	2005	2004

Weighted average shares outstanding	1,645,603	1,714,648	1,725,136
Effect of dilutive stock options outstanding	9,582	10,096	14,757

Diluted weighted average shares outstanding	1,655,185	1,724,744	1,739,893

Basic earnings per share	$2.08	$2.53	$2.04

Diluted earnings per share	$2.07	$2.52	$2.03

NOTE 19

RESTRICTIONS ON RETAINED EARNINGS

Peoples State Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB.  To fund the repurchase of 5.9% of PSB’s common equity shares during 2006, the subsidiary bank made a dividend distribution to PSB in excess of current year net income.  Under state banking regulations, Peoples State Bank may not make dividend distributions in excess of year-to-date net income to PSB during 2007 and 2008 without regulatory approval.  If regulatory approval is obtained during these future periods, the maximum retained earnings of Peoples State Bank available for distribution as dividends would be approximately $14,266.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$ 25,542	$ 25,542	$ 26,604	$ 26,604
Securities	80,009	80,009	81,501	81,501
Net loans receivable	370,750	368,548	372,411	367,790
Accrued interest receivable	2,464	2,464	2,245	2,245
FHLB stock	3,017	3,017	3,017	3,017
Cash surrender value of life insurance	5,900	5,900	4,805	4,805

Financial liabilities:

Deposits	391,415	390,197	400,536	398,455
FHLB advances	60,000	59,053	54,000	52,963
Other borrowings	3,995	3,969	4,497	4,460
Junior subordinated debentures	7,732	7,447	7,732	7,484
Accrued interest payable	1,379	1,379	1,277	1,277
Interest rate swap	147	147	168	168

NOTE 21

CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheets as of December 31, 2006 and 2005, and condensed statements of income and cash flows for the years ended December 31, 2006, 2005, and 2004, for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

Balance Sheets

December 31, 2006 and 2005

Assets	2006	2005

Cash and due from banks	$ 1,309	$ 1,109
Investment in Peoples State Bank	40,975	42,298
Other assets	428	359

TOTAL ASSETS	$42,712	$43,766

Liabilities and Stockholders’ Equity

Junior subordinated debentures	$ 7,732	$ 7,732
Accrued dividends payable	509	529
Other liabilities	24	20
Total stockholders’ equity	34,447	35,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,712	$43,766

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Statements of Income

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Income:
Dividends from Peoples State Bank	$ 5,558	$ 1,875	$ 1,822
Dividends from other investments	19	16	10
Interest	13	6	3

Total income	5,590	1,897	1,835

Expenses:
Interest expense on junior subordinated debentures	454	231	0
Transfer agent and shareholder communication	46	38	42
Other	84	65	78

Total expenses	584	334	120

Income before income taxes and equity in
undistributed net income of Peoples State Bank	5,006	1,563	1,715
Provision for income tax benefit	(181)	(109)	(29)

Net income before equity in undistributed
net income of Peoples State Bank	5,187	1,672	1,744
Equity in undistributed net income of Peoples State Bank	(1,760)	2,668	1,782

Net income	$ 3,427	$ 4,340	$ 3,526

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$ 3,427	$ 4,340	$ 3,526
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	1,760	(2,668)	(1,782)
Increase in other assets	(69)	(76)	0
Increase in other liabilities	4	20	0
Increase (decrease) in dividends payable	(20)	13	14

Net cash provided by operating activities	5,102	1,629	1,758

Net cash used in investing activities –
Investment in Peoples State Bank	0	(7,500)	0

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	0	7,481	0
Dividends declared	(1,021)	(1,060)	(1,034)
Proceeds from stock options issued out of treasury	22	48	63
Proceeds from stock shares issued to Peoples State Bank
out of treasury used to pay directors’ fees	0	3	8
Purchase of treasury stock	(3,903)	(536)	(628)

Net cash provided by (used in) financing activities	(4,902)	5,936	(1,591)

Net increase in cash and due from banks	200	65	167
Cash and due from banks at beginning	1,109	1,044	877

Cash and due from banks at end	$ 1,309	$1,109	$ 1,044

Notes to Consolidated Financial Statements (dollars in thousands except per share data) – continued

Summary of Quarterly Results (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
2006

Interest income	$7,076	$7,369	$7,496	$7,572
Interest expense	3,611	3,886	4,100	4,144
Net interest income	3,465	3,483	3,396	3,428
Provision for loan losses	135	120	120	120
Noninterest income	622	877	912	865
Net income	738	851	965	873
Basic earnings per share*	0.43	0.50	0.60	0.55
Diluted earnings per share*	0.43	0.50	0.60	0.54

2005

Interest income	$5,964	$6,340	$6,606	$6,854
Interest expense	2,444	2,758	3,098	3,355
Net interest income	3,520	3,582	3,508	3,499
Provision (credit) for loan losses	150	30	(50)	30
Noninterest income	803	947	906	812
Net income	1,040	1,171	1,066	1,063
Basic earnings per share*	0.60	0.68	0.62	0.62
Diluted earnings per share*	0.60	0.68	0.62	0.62

2004

Interest income	$5,304	$5,458	$5,638	$5,802
Interest expense	1,830	1,941	2,117	2,225
Net interest income	3,474	3,517	3,521	3,577
Provision for loan losses	240	240	195	180
Noninterest income	740	855	764	764
Net income	954	782	747	1,043
Basic earnings per share*	0.55	0.45	0.43	0.61
Diluted earnings per share*	0.55	0.45	0.43	0.60

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB’s President and Chief Executive Officer and Treasurer (the “Chief Financial Officer”), evaluated the effectiveness of the design and operation of PSB’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective.

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 14, 2007 relating to the 2007 annual meeting of stockholders (the “2007 Proxy Statement”) under the subcaption “Election of Directors – Election of Directors.”

Information relating to the identification of executive officers of PSB is found in Part I of this Annual Report on Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

PSB has adopted a Code of Ethics Policy for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers PSB’s Chief Executive Officer, Treasurer (the chief financial and accounting officer), each Vice President, and the Secretary.  The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on PSB’s website under “Investor Relations” at www.psbwi.com.  In the event PSB amends or waives any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, PSB intends to disclose such amendment or waiver at the website address where the code may also be found.

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Polzer (Chairman), Mr. Crooks, Mr. Fish, Mr. Gullickson, and Mr. Sonnentag serve on the Audit Committee (PSB is not a “listed issuer” as defined in SEC Rule 10A-3).

Financial Expert

The SEC has adopted rules which require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an “audit committee financial expert.”  Based on its review of the SEC rules, the Board does not believe that any member of the Audit Committee can be classified as an “audit committee financial expert.”

In order to qualify as an “audit committee financial expert,” a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements.  PSB’s size and geographic location make it difficult to recruit directors who have these specific qualifications.  While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB’s market area and an understanding of PSB’s customer base, in addition to meeting the other general criteria described in the 2007 Proxy Statement under “Election of Directors – Nominations – Qualifications,” and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics.  Moreover, the Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise.  The Board will consider any potential candidates who meet its current general qualification criteria and those of an “audit committee financial expert,” but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee’s charter.

Item 11.

EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaption “Election of Directors – Directors Compensation for 2006.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2007 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

The following table sets forth, as of December 31, 2006, information with respect to the sole compensation plan under which PSB’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	19,586	$16.08	0
Equity compensation
plans not approved by
security holders	0	N/A	N/A

Total	19,586	$16.08	0

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence.”

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

Documents filed as part of this report.

(1)

The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2006 and 2005

(ii)

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

(iii)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

(iv)

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

(v)

Notes to Consolidated Financial Statements

(2)

No financial statement schedules are required by Item 15(d).

(3)

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit

Number

Description

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2

Bylaws (incorporated by reference to Exhibit 3.1 to PSB’s Current Report on Form 8-K dated February 21, 2006)

4.1

Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to PSB’s Current Report on Form 8-K dated June 28, 2005)

4.2

Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to PSB’s Current Report on Form 8-K dated June 28, 2005)

4.3

Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the form of trust preferred securities (incorporated by reference to Exhibit 1.3 to PSB’s Current Report on Form 8-K dated June 28, 2005)

10.1

Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2

Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3

Peoples State Bank Senior Management Incentive Compensation Plan as amended December 19, 2006*

10.4

2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to PSB’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.5

Employment and Change of Control Agreement with David K. Kopperud (incorporated by reference to Exhibit 10.5 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.6

Amendment No. 1 to Employment and Change of Control Agreement of David K. Kopperud (incorporated by reference to Exhibit 10.1 to PSB’s Current Report on Form 8-K dated April 12, 2005)*

10.7

Employment and Change of Control Agreement with David A. Svacina (incorporated by reference to Exhibit 10.6 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.8

Amendment No. 1 to Employment and Change of Control Agreement of David A. Svacina (incorporated by reference to Exhibit 10.2 to PSB’s Current Report on Form 8-K dated April 12, 2005)*

10.9

Employment and Change of Control Agreement with Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to PSB’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

10.10

Amendment No. 1 to Employment and Change of Control Agreement of Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to PSB’s Current Report on Form 8-K dated April 12, 2005)*

10.11

Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to PSB’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

10.12

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to PSB’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.13

Amendment to Executive Deferred Compensation Plan – David K. Kopperud (incorporated by reference to Exhibit 10.1 to PSB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.14

Amendment to Executive Deferred Compensation Plan – David A. Svacina (incorporated by reference to Exhibit 10.2 to PSB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.15

Incentive Deferred Bonus Plan (incorporated by reference to Exhibit 10.10 to PSB’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.16

Peoples State Bank Survivor Income Plan (incorporated by reference to Exhibit 10.11 to PSB’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.17

Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to PSB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.18

Employment Agreement dated July 28, 2006 between Peoples State Bank and David K. Kopperud (incorporated by reference to Exhibit 99.1 to PSB’s Current Report on Form 8-K dated August 3, 2006)*

10.19

Employment and Change of Control Agreement dated June 30, 2006 between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 99.1 to PSB’s Current Report on Form 8-K dated June 30, 2006)*

10.20

Peter W. Knitt Deferred Compensation Agreement (incorporated by reference to Exhibit 99.2 to PSB’s Current Report on Form 8-K dated June 13, 2006)*

10.21

Employment Agreement between Peoples State Bank and David A. Svacina dated September 29, 2006 (incorporated by reference to Exhibit 99.1 to PSB’s Current Report on Form 8-K dated September 29, 2006)*

10.22

David A. Svacina Severance Agreement dated December 21, 2006*

10.23

Amendment No. 2 to Employment and Change of Control Agreement with Scott M. Cattanach dated February 22, 2007 (incorporated by reference to Exhibit 10.1 to PSB’s Current Report on Form 8-K dated February 22, 2007)*

21.1

Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

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

PSB Holdings, Inc.

March 14, 2007

By:

PETER W. KNITT

Peter W. Knitt, President

and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of March, 2007.

Signature and Title

Signature and Title

PETER W. KNITT

SCOTT M. CATTANACH

Peter W. Knitt, President

Scott M. Cattanach, Vice President, Treasurer and CFO

Chief Executive Officer and a Director

(Principal Financial Officer and Accounting

Officer)

DIRECTORS:

GORDON P. CONNOR

PATRICK L. CROOKS

Gordon P. Connor

Patrick L. Crooks

WILLIAM J. FISH

CHARLES A. GHIDORZI

William J. Fish

Charles A. Ghidorzi

GORDON P. GULLICKSON

DAVID K. KOPPERUD

Gordon P. Gullickson

David K. Kopperud

THOMAS R. POLZER

THOMAS A. RIISER

Thomas R. Polzer

Thomas A. Riiser

WILLIAM M. REIF

JOHN H. SONNENTAG

William M. Reif

John H. Sonnentag

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

10.3

Peoples State Bank Senior Management Incentive Compensation Plan as amended December 19, 2006

10.22

David A. Svacina Severance Agreement dated December 21, 2006

23.1

Consent of Wipfli LLP

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002