Form 10-Q
period 2007-03-31
PSB HOLDINGS INC /WI/
filed 2007-05-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐

No  ☒

The number of common shares outstanding at May 3, 2007, was 1,573,780.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2007

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2007 (unaudited) and December 31, 2006
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months Ended March 31, 2007 and 2006 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2007 (unaudited)	3

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2007 and 2006 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	30

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2007 unaudited, December 31, 2006 derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2007	2006
Assets

Cash and due from banks	$ 10,024	$ 14,738
Interest-bearing deposits and money market funds	2,274	1,048
Federal funds sold	–	9,756

Cash and cash equivalents	12,298	25,542

Securities available for sale (at fair value)	79,032	80,009
Loans held for sale	688	1,001
Loans receivable, net	374,258	369,749
Accrued interest receivable	2,745	2,464
Foreclosed assets	356	464
Premises and equipment, net	11,432	11,469
Mortgage servicing rights, net	898	908
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	6,738	5,900
Other assets	1,513	1,317

TOTAL ASSETS	$492,975	$501,840

Liabilities

Non-interest-bearing deposits	$ 50,730	$ 55,083
Interest-bearing deposits	333,484	336,332

Total deposits	384,214	391,415

Federal Home Loan Bank advances	50,000	60,000
Other borrowings	12,189	3,995
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	3,770	4,251

Total liabilities	457,905	467,393

Stockholders’ equity

Common stock - no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Additional paid-in capital	9,604	9,645
Retained earnings	31,766	30,967
Accumulated other comprehensive loss	(47)	(105)
Treasury stock, at cost – 303,399 and 297,223 shares, respectively	(8,140)	(7,947)

Total stockholders’ equity	35,070	34,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,975	$501,840

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2007	2006

Interest and dividend income:
Loans, including fees	$ 6,567	$ 6,111
Securities:
Taxable	616	604
Tax-exempt	305	254
Other interest and dividends	129	107

Total interest and dividend income	7,617	7,076

Interest expense:
Deposits	3,401	2,936
FHLB advances	614	534
Other borrowings	64	28
Junior subordinated debentures	113	113

Total interest expense	4,192	3,611

Net interest income	3,425	3,465
Provision for loan losses	120	135

Net interest income after provision for loan losses	3,305	3,330

Noninterest income:
Service fees	303	295
Mortgage banking	196	207
Investment and insurance sales commissions	124	135
Increase in cash surrender value of life insurance	60	46
Change in fair value of interest rate swap	32	(205)
Other noninterest income	126	144

Total noninterest income	841	622

Noninterest expense:
Salaries and employee benefits	1,737	1,814
Occupancy and facilities	497	472
Data processing and other office operations	217	180
Advertising and promotion	58	43
Other noninterest expenses	575	433

Total noninterest expense	3,084	2,942

Income before provision for income taxes	1,062	1,010
Provision for income taxes	263	272

Net income	$ 799	$ 738
Basic earnings per share	$ 0.50	$ 0.43
Diluted earnings per share	$ 0.50	$ 0.43

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2007 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2007	$1,887	$9,645	$30,967	$(105)	$(7,947)	$34,447

Comprehensive income:
Net income			799			799
Unrealized gain on securities
available for sale, net of tax				58		58

Total comprehensive income						857

Purchase of treasury stock					(295)	(295)
Proceeds from stock options issued out
of treasury		(41)			102	61

Balance March 31, 2007	$1,887	$9,604	$31,766	$ (47)	$(8,140)	$35,070

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006 – unaudited

(dollars in thousands)	2007	2006

Cash flows from operating activities:

Net income	$ 799	$ 738
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Provision for depreciation and net amortization	395	421
Provision for loan losses	120	135
Deferred net loan origination costs	(126)	(131)
Gain on sale of loans	(89)	(89)
Provision for servicing right valuation allowance	(6)	(13)
Gain on sale of premises and equipment	–	(1)
Gain on sale of foreclosed assets	(4)	–
Increase in cash surrender value of life insurance	(60)	(46)
Changes in operating assets and liabilities:
Accrued interest receivable	(281)	(123)
Other assets	(230)	136
Other liabilities	(481)	(1,064)

Net cash provided by (used in) operating activities	37	(37)

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	3,388	1,793
Payment for purchase of securities available for sale	(2,302)	(4,407)
Net increase in loans	(4,288)	(6,825)
Capital expenditures	(184)	(52)
Proceeds from sale of premises and equipment	–	1
Proceeds from sale of foreclosed assets	124	–
Purchase of bank-owned life insurance	(778)	–

Net cash used in investing activities	(4,040)	(9,490)

Consolidated Statements of Cash Flows, continued

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(4,353)	(5,599)
Net increase (decrease) in interest-bearing deposits	(2,848)	897
Proceeds from long-term FHLB advances	–	4,000
Repayments of long-term FHLB advances	(10,000)	(6,000)
Net increase in other borrowings	8,194	1,444
Proceeds from exercise of stock options	61	18
Purchase of treasury stock	(295)	(123)

Net cash used in financing activities	(9,241)	(5,363)

Net decrease in cash and cash equivalents	(13,244)	(14,890)
Cash and cash equivalents at beginning	25,542	26,604

Cash and cash equivalents at end	$ 12,298	$ 11,714

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 4,049	$ 3,560
Income taxes	275	435

Noncash investing and financing activities:

Loans charged off	$ 8	$ 1
Loans transferred to foreclosed assets	13	509

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.’s (“PSB”) financial position, results of its operations, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.  Dollar amounts are in thousands, except per share amounts.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2006, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of March 31, 2007, 15,762 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.10 per share.  During the three months ended March 31, 2007, and 2006, options were exercised with respect to 3,824 shares at an average price of $15.98 per share (in 2007), and with respect to 1,177 shares at an average price of $15.82 per share (in 2006).  The total estimated intrinsic value of options exercised was $53 and $17 during the three months ended March 31, 2007 and 2006, respectively.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
(dollars in thousands, except per share data – unaudited)	March 31,
	2007	2006

Net income	$ 799	$ 738

Weighted average shares outstanding	1,589,980	1,705,290
Effect of dilutive stock options outstanding	7,425	9,831

Diluted weighted average shares outstanding	1,597,405	1,715,121

Basic earnings per share	$ 0.50	$ 0.43
Diluted earnings per share	$ 0.50	$ 0.43

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
(dollars in thousands – unaudited)	2007	2006

Net income	$ 799	$ 738
Unrealized gain (loss) on securities available for sale, net of tax	58	(138)

Comprehensive income	$ 857	$ 600

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

NOTE 6 – FORECLOSED ASSETS

Real estate and other property acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis.  Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed.  After foreclosure, valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell.  Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed assets.

NOTE 7 – INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB’s federal income tax returns for 1999 through 2002, and has disallowed a portion of the Bank’s interest deductions for such years.  The IRS asserts that PSB owes an additional $184 of tax and interest.  The IRS’s contention is that municipal bonds owned by the Bank’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank’s allowable interest expense deduction.  The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.  In November 2006, the facts in the Tax Court case were fully stipulated, and in December 2006, both PSB and the IRS filed opening and reply briefs in the case.  A decision from the Tax Court judge handling the case is expected in 2007.  PSB believes in accordance with FIN 48 (discussed in Note

11 below) that it is not more likely than not that the IRS will prevail, therefore no additional tax expense has been recorded.

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

NOTE 10 – HOLDING COMPANY LINE OF CREDIT

PSB entered into a line of credit at the parent holding company level for advances up to $1 million which expires in March 2008.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (LIBOR) plus 1.50%.  As of March 31, 2007, no advances were outstanding on the line.

NOTE 11 – CURRENT YEAR ACCOUNTING CHANGES

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, as an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 156 allows PSB a choice in accounting for servicing rights, either under the amortization method (lower of cost or market as is currently used by PSB) or by the fair value method.  PSB adopted SFAS No. 156 on January 1, 2007, and made the election to continue to account for its mortgage servicing rights under the amortization method.  Adoption of SFAS No. 156 did not have a material effect on PSB’s financial condition or results of operations.

In June 2006, FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies how uncertain tax positions and the potential liabilities associated with such positions should be reflected in earnings and disclosed in the notes to the financial statements.  PSB adopted FIN 48 on January 1, 2007.  PSB did not maintain excess tax reserves and no adjustment to the January 1, 2007, balance of retained earnings as a cumulative change in accounting principal was made.  The adoption of FIN 48 did not have a material effect on PSB’s financial condition or results of operations.

NOTE 12 – STRUCTURED REPURCAHSE AGREEMENT LIABILITY

In March 2007, PSB entered into a new 4.65% fixed-rate structured repurchase agreement of $7 million classified as Other Borrowings on the March 31, 2007 Consolidated Balance Sheets.  The repurchase agreement provides the issuer with a one-time put option to PSB in March 2008, with a final agreement maturity in March 2010.  Securities available for sale of approximately $7.7 million were pledged in connection with the repurchase agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on March 31, 2007, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item I of PSB’s Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and, from time to time, in PSB’s other filings with the Securities and Exchange Commission.  PSB does not intend to update forward-looking statements.  Additional risk factors relating to an investment in PSB common stock are described under Item 1A of the 2006 Form 10-K.

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

2007 first quarter March net income was $.50 per diluted share, down from the December 2006 quarter of $.54 per share, but up from $.43 per share in the March 2006 quarter.  Earnings for last year’s March 2006 quarter included a special item from recording an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  Initially marking the swap to fair value during the March 2006 quarter lowered net income by $.07 per share.  Excluding this item, diluted earnings per share would have been $.50 for the quarter ended March 31, 2006.  This swap liability was prepaid in March 2007.

Return on average assets based on reported net income for the quarter ended March 31, 2007 and 2006 was .65% and .60%, respectively.  Return on equity based on reported net income for the quarter ended March 31, 2007 and 2006 was 9.34% and 8.34%, respectively.

Declining or flat net income compared to prior quarters is due to rising non-interest expenses while net interest income has remained flat.  Although net interest margin has increased slightly, average earning assets remain at levels less than in the March 2006 quarter, resulting in flat tax adjusted net interest income.  Non-interest expenses in the quarter ended March 31, 2007, included three special expense items, including consulting costs related to Sarbanes-Oxley Act Section 404, a long-term donation commitment for a qualifying community reinvestment project, and legal costs relative to PSB’s ongoing Tax Court issue.  These three expenses totaled $163 in the March 2007 quarter, or $.06 per share.  Earnings are expected to increase modestly during the remainder of 2007 from earning asset growth while expenses remain similar to current levels.

Assets at March 31, 2007, were $493.0 million, compared to $500.3 million at March 31, 2006, a decrease of $7.3 million or 1.5%.  Total loans receivable were $374.3 million at March 31, 2007 compared to $378.6 million at March 31, 2006, a decrease of $4.3 million or 1.1%.  On a linked quarter basis, average loans receivable increased from $370.3 million in the December 2006 quarter to $372.4 million in the March 2007 quarter, an increase of .6% (2.3% on an annualized basis).  Commercial purpose loans (including commercial real estate loans) provided the increase in average loans receivable over the December 2006 quarter.

Noninterest bearing demand deposits declined approximately $4.4 million as of March 31, 2007, compared to prior quarter ended December 31, 2006.  Business demand balances led the decline which was offset slightly by an increase in individual retail demand deposits.  Wholesale funding, including brokered deposits, FHLB advances, and structured repurchase agreements, declined approximately $7.5 million.  Federal funds sold totaling $9.8 million held at December 31, 2006, supported repayment of the wholesale funds and decline in demand deposits during the March 2007 quarter.  However, during the remainder of 2007, PSB expects to require increased use of wholesale funding for loan growth not able to be fully supported by local deposit growth.

Quarterly net interest margin of 3.13% increased over prior year March 2006 margin of 3.10% and increased on a linked quarter basis to the December 2006 net margin of 3.06%.  The March 2007 margin increase compared to the December 2006 quarter was due to increase in loan yields from 6.90% in the December 2006 quarter to 7.09%, the first quarterly average above 7.00% since the quarter ended December 2002.  Offsetting a portion of the increase in yield on earning assets was an increase in interest bearing demand deposit costs due to seasonal municipal and government balances from annual tax collections.  Such balances generally earn higher, negotiated interest rates.  Therefore, savings and demand deposits costs increased from 2.80% in the December 2006 quarter to 3.08% in the March 2007 quarter.  During the remainder of 2007, increases in yields on both loans and interest-bearing deposits are expected to moderate with net interest margin continuing at levels seen during the current March 2007 quarter.

Noninterest income in March 2007 excluding the change in fair value of interest rate swap declined $18 (2.2%) to $809, from $827 in the March 2006 quarter.  Mortgage banking and commissions on sale of investment and insurance products led the decline.  Despite a reduction in salaries and employee benefits expense of $77 (4.2%) during the March 2007 quarter compared to the March 2006 quarter, total noninterest expenses increased $142, or 4.8%.  Noninterest expenses as a percent of average assets were 2.51% and 2.38% during the quarters ended March 31, 2007, and 2006, respectively.  Operating expenses increased during March 2007 from three separate factors accounting for a total of $163 increase in expense over the March 2006 quarter ($.06 per share after tax benefits) as mentioned previously.

Overall loan portfolio credit quality improved during the March 2007 compared to recent quarters, although total nonperforming assets at March 31, 2007, of $3,989 exceeded those at March 31, 2006, of $3,655.  PSB’s provision for loan losses was $120 in the first quarter 2007, compared to a provision of $135 in the first quarter 2006.  Annualized net charge-offs (recoveries) were (.01%) and .00% during the March 2007 and 2006 quarters, respectively.  At March 31, 2007, the allowance for loan losses was 1.22% of total loans, compared to 1.13% a year earlier.  PSB continues to work out some larger problem credits and foreclosed properties and expects to receive payout without loss on the largest of these credits in the June 2007 quarter.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At March 31, 2007 total assets were $492,975, a decrease of $8,865, or 1.8%, from December 31, 2006.  Changes in assets since December 31, 2006 consisted of:

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2007
	$	%

Commercial real estate mortgage loans	$ 3,988	2.5%
Commercial, industrial and agricultural loans	1,030	1.0%
Bank-owned life insurance	838	14.2%
Other assets (various categories)	292	1.5%
Residential real estate mortgage and home equity loans	(792)	-0.7%
Investment securities	(977)	-1.2%
Cash and cash equivalents	(13,244)	-51.9%

Total decrease in assets	$ (8,865)	-1.8%

The change in net assets was supported by changes in funding sources during the three months ended March 31, 2007 as follows:

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2007
	$	%

Other borrowings	$ 8,194	205.1%
Stockholders’ equity	623	1.8%
Retail certificates of deposit > $100	421	0.8%
Other liabilities and debt (various categories)	(481)	-4.0%
Core deposits (including MMDA)	(3,113)	-1.1%
Wholesale certificates of deposit	(4,509)	-6.6%
FHLB advances	(10,000)	-16.7%

Total decrease in liabilities and stockholders’ equity	$ (8,865)	-1.8%

During the March 2007 quarter, PSB used excess cash and cash equivalents to paydown wholesale funding on a net basis while funding commercial purpose loan growth.  Local deposits declined during the quarter and are not expected to fully fund loan growth during the remainder of 2007.  Therefore, the wholesale funding repaid during recent periods of loan paydowns is expected to again be utilized to the extent local deposit growth does not support commercial loan growth.

Table 1:  Period-End Loan Composition

	March 31,		March 31,		December 31, 2006
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2007	2006	2007	2006	Dollars	of total

Commercial, industrial and agricultural	$102,010	$ 92,799	26.9%	24.2%	$100,980	26.9%
Commercial real estate mortgage	163,939	174,091	43.1%	45.5%	159,951	42.6%
Residential real estate mortgage	94,787	96,587	25.0%	25.2%	96,017	25.6%
Residential real estate loans held for sale	688	–	0.2%	0.0%	1,001	0.3%
Consumer home equity	13,354	12,724	3.5%	3.3%	12,603	3.4%
Consumer and installment	4,774	6,758	1.3%	1.8%	4,676	1.2%

Totals	$379,552	$382,959	100.0%	100.0%	$375,228	100.0%

The loan portfolio is PSB’s primary asset subject to credit risk.  PSB’s process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income.  All payments received on nonaccrual loans are applied directly to principal until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets decreased $756 to $3,989 at March 31, 2007, compared to December 31, 2006, but increased $334 from March 31, 2006.  PSB worked out of several nonaccrual loans during the March 2007 quarter and expects to be repaid during the June 2007 quarter on the largest nonaccrual loan currently in the March 31, 2007, portfolio.  During the March 2007, quarter, approximately 81% of the net decrease in nonaccrual loans as of March 31, 2007, compared to December 31, 2006, came from repayment of three larger problem credits.  Following repayment of the largest nonaccrual loan during the upcoming June quarter, nonperforming assets as a percentage of total assets is expected to decline to less than .75% as of June 30, 2007.

Due to PSB’s accounting policy to apply all payments received on nonaccrual loans to principal, repayment or refinance of large nonaccrual loans can substantially increase loan interest income in the quarter repaid due to recapture of interest income.  During the March 2007 quarter, net interest income increased approximately $36 from repayment of the three larger problem credits.  Anticipated repayment of the largest nonaccrual credit held as of March 31, 2007, during the June quarter is expected to increase net interest income approximately $64 during the June 2007 quarter.

Table 2:  Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2007	2006

Allowance for loan losses at beginning	$4,478	$4,180

Provision for loan losses	120	135
Recoveries on loans previously charged-off	16	10
Loans charged off	(8)	(1)

Allowance for loan losses at end	$4,606	$4,324

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 3:  Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2007	2006	2006

Nonaccrual loans	$3,633	$2,457	$4,281
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	–	316	–

Total nonperforming loans	3,633	2,773	4,281
Foreclosed assets	356	882	464

Total nonperforming assets	$3,989	$3,655	$4,745

Nonperforming loans as a % of gross loans receivable	0.96%	0.72%	1.14%

Total nonperforming assets as a % of total assets	0.81%	0.73%	0.95%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 65.1% of total assets at March 31, 2007 compared to 64.5% of total assets at December 31, 2006, and 65.9% at March 31, 2006.  Federal Home Loan Bank advances, broker and national certificates of deposit, and structured repurchase agreements represent a significant portion of PSB’s total funding ability.  Despite paydown of net wholesale funding during the March 2007 quarter, loan growth is expected to outpace local deposit growth during the remainder of 2007, thereby increasing use of wholesale funding.

Table 4:  Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2007		2006		2006
	$	%	$	%	$	%

Non-interest bearing demand	$ 50,730	13.2%	$ 55,746	14.1%	$ 55,083	14.1%
Interest-bearing demand and savings	80,642	21.0%	84,114	21.2%	78,876	20.2%
Money market deposits	66,967	17.4%	64,704	16.3%	67,050	17.1%
Retail time deposits less than $100	70,718	18.4%	69,835	17.6%	71,161	18.2%

Total core deposits	269,057	70.0%	274,399	69.2%	272,170	69.6%
Retail time deposits $100 and over	51,735	13.5%	55,137	13.9%	51,314	13.1%
Broker & national time deposits less than $100	1,335	0.3%	1,529	0.4%	1,532	0.4%
Broker & national time deposits $100 and over	62,087	16.2%	64,769	16.5%	66,399	16.9%

Totals	$384,214	100.0%	$395,834	100.0%	$391,415	100.0%

Wholesale funding generally carries higher interest rates than local funding, so loan growth supported by wholesale funds often generates lower net interest spreads than loan growth supported by local funds.  However, wholesale funds provide PSB the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits.  Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports deposit needs for all local banks.

To increase local deposits while minimizing existing deposit incremental costs, PSB has sought to raise local deposits by payment of premium interest rates on interest bearing demand (NOW) and money market deposits from local governments, companies, and private individuals able to maintain high compensating balances.  Some of these deposits are required to be collateralized and all carry an interest rate that adjusts with overall market rates.  Because the local governmental entities are dependent on local tax revenue and state funding for operations, balances within these accounts may be cyclical during the year.  High-yield NOW and money market deposits increased $5,287, to $59,913 at March 31, 2007, from $54,626 at December 31, 2006, but declined $775 from $60,688 at March 31, 2006.  These high yield accounts have tiered interest rates which pay the highest rate only on account balances generally in excess of $100.  These accounts do not include PSB’s standard retail money market accounts which pay higher rates, but on significantly lower tiered balances.  The high-yield balances account for a significant percentage of PSB’s interest bearing demand and savings and money market accounts dollars.  High yield balances were 41%, 37%, and 41% of total interest bearing demand and savings and money market accounts as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

During 2006, PSB began to offer a retail high yield MMDA deposit account in response to local competitive pressure and rising market interest rates for such funds.  High yield MMDA dollars increased from $18,791 at March 31, 2006, to $34,210 at March 31, 2007.  However, it appears a significant portion of the account growth came from existing MMDA dollars previously held by customers in PSB’s original “core” MMDA account.  At March 31, 2006, the original “core rate” MMDA held $33,438 of balances which has declined to $19,696 of balances as of March 31, 2007.  PSB expects this type of disintermediation to continue during 2007.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of Table 4 above, these certificates are included in retail time deposits $100 and over and totaled $10,374 at March 31, 2007, $10,367 at December 31, 2006, and $11,077 at March 31, 2006.  Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 12.9%, 13.5%, and 13.3% at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.  Although use of brokered deposits declined in the March 2007 quarter, such balances are expected to increase during the remainder of 2007 as planned loan growth is expected to exceed local deposit growth.

Table 5:  Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2007	2006	2006

Total time deposits $100 and over	$113,822	$119,906	$117,713
Total broker and national time deposits	63,422	66,298	67,931
Total retail time deposits	122,453	124,972	122,475
Core deposits, including money market deposits	269,057	274,399	272,170

Table 6:  Change in Deposit Balance since Prior Period Ended

	March 31, 2006		December 31, 2006
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(6,084)	-5.1%	$(3,891)	-3.3%
Total broker and national time deposits	(2,876)	-4.3%	(4,509)	-6.6%
Total retail time deposits	(2,519)	-2.0%	(22)	0.0%
Core deposits, including money market deposits	(5,342)	-1.9%	(3,113)	-1.1%

Table 7:  Available but Unused Funding Sources other than Retail Deposits

	March 31, 2007		December 31, 2006
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 30,986	$ 1,514	$ 32,500	$ –
FHLB advances under blanket mortgage lien	34,099	50,000	23,783	60,000
Repurchase agreements	5,047	10,675	25,092	3,995
Wholesale market time deposits	35,173	63,422	32,437	67,931

Total available but unused funds	$105,305	$125,611	$113,812	$131,926

Funding as a percent of total assets	21.4%	25.5%	22.7%	26.3%

Total FHLB advances in excess of approximately $60,000 require the purchase of additional FHLB stock equal to 5% of the advance amount.  Under the FHLB’s current capital plan, FHLB stock dividends have declined to a return under 3% of outstanding stock par value.  Therefore, significant additional FHLB advances may carry additional cost relative to other wholesale borrowing alternatives due to the lower than market stock dividend rate currently paid.

The table below presents maturity repricing information as of March 31, 2007.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 8:  Interest Rate Sensitivity Gap Analysis

	March 31, 2007
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$142,839	$ 33,621	$ 51,587	$ 66,058	$ 73,304	$ 12,143	$379,552
Securities	5,501	2,644	8,298	15,166	25,630	21,793	79,032
FHLB stock	3,017						3,017
CSV bank-owned life
insurance						6,738	6,738
Other earning assets	2,274						2,274

Total	$153,631	$ 36,265	$ 59,885	$ 81,224	$ 98,934	$ 40,674	$470,613

Cumulative rate
sensitive assets	$153,631	$189,896	$249,781	$331,005	$429,939	$470,613

Interest-bearing liabilities
Interest-bearing deposits	$149,686	$ 47,078	$ 35,824	$ 31,326	$ 35,184	$ 34,386	$333,484
FHLB advances	2,000	–	12,000	16,000	20,000	–	50,000
Other borrowings	2,832	300	458	760	7,839	–	12,189
Junior subordinated
debentures						7,732	7,732

Total	$154,518	$ 47,378	$ 48,282	$ 48,086	$ 63,023	$ 42,118	$403,405

Cumulative interest
sensitive liabilities	$154,518	$201,896	$250,178	$298,264	$361,287	$403,405

Interest sensitivity gap for
the individual period	$ (887)	$(11,113)	$ 11,603	$ 33,138	$ 35,911	$ (1,444)

Ratio of rate sensitive assets
to rate sensitive liabilities
for the individual period	99.4%	76.5%	124.0%	168.9%	157.0%	96.6%

Cumulative interest
sensitivity gap	$ (887)	$(12,000)	$ (397)	$ 32,741	$ 68,652	$ 67,208

Cumulative ratio of rate
sensitive assets to
rate sensitive liabilities	99.4%	94.1%	99.8%	111.0%	119.0%	116.7%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at March 31, 2007, December 31, 2006, and March 31, 2006, was 7.4%, 10.1%, and 5.4%, respectively.

Interest Rate Risk Limits

PSB balances the need for liquidity with the opportunity for increased net interest income available from longer-term loans held for investment and securities.  To measure the impact on net interest income from interest rate changes, PSB models interest rate simulations on a quarterly basis.  Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points.  The following table presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 9:  Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2007	December 2006	March 2006

Cumulative 1 year gap ratio
Base	100%	95%	99%
Up 200	94%	92%	97%
Down 200	106%	103%	107%

Change in Net Interest Income – Year 1
Up 200 during the year	-0.80%	-2.90%	-1.20%
Down 200 during the year	-0.80%	0.80%	-1.00%

Change in Net Interest Income – Year 2
No rate change (base case)	2.80%	4.60%	5.40%
Following up 200 in year 1	0.80%	-0.70%	3.60%
Following down 200 in year 1	-2.20%	3.10%	1.20%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At March 31, 2007, December 31, 2006, and March 31, 2006, PSB’s core funding utilization ratio was projected to be 54%, 57%, and 51%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders’ equity increased $623 to $35,070 during the three months ended March 31, 2007.  Net book value per share increased from $21.67 per share at December 31, 2006, to $22.14 per share at March 31, 2007.  During the quarter, $295 was used to repurchase 10,000 shares of PSB stock at an average price of $29.53 per share.  On April 16, 2007, PSB announced an expansion of its annual share repurchase plan during the remainder of 2007.  Under the customary repurchase plan, PSB has repurchased 1% of outstanding shares annually.  However, for the remainder of 2007, PSB is authorized to buyback an additional 40,000 shares (approximately 2.5% of outstanding shares) from time to time at current market prices.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of March 31, 2007, and December 31, 2006, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Average tangible stockholders’ equity to average assets was 7.02% during the March 2007 quarter, 6.96% during the December 2006 quarter, and 7.24% during the March 2006 quarter.

During the three months ended March 31, 2007, 3,824 treasury shares were re-issued to fund an exercise of employee stock options, exercised at an average price of $15.98 per share.  These option exercises had a total intrinsic value of $53 upon exercise.  Refer to Note 2 to the Consolidated Financial Statements for additional details on the PSB stock compensation plan.

Table 10:  Capital Ratios – Consolidated Holding Company

	March 31,		December 31,
(dollars in thousands)	2007	2006	2006

Stockholders’ equity	$ 35,070	$ 35,980	$ 34,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(90)	(89)	(91)
Unrealized loss on securities available for sale	47	680	105

Tier 1 regulatory capital	42,527	44,071	41,961
Add: allowance for loan losses	4,606	4,324	4,478

Total regulatory capital	$ 47,133	$ 48,395	$ 46,439

Total assets	$492,975	$500,331	$501,840
Disallowed mortgage servicing right assets	(90)	(89)	(91)
Unrealized loss on securities available for sale	47	680	105

Tangible assets	$492,932	$500,922	$501,854

Risk-weighted assets (as defined by current regulations)	$393,876	$393,001	$390,040

Tier 1 capital to average tangible assets (leverage ratio)	8.55%	8.77%	8.43%
Tier 1 capital to risk-weighted assets	10.80%	11.21%	10.76%
Total capital to risk-weighted assets	11.97%	12.31%	11.91%

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2007, was $.50 per diluted share, or $799, as compared to $.43 per diluted share, or $738, in the first quarter of 2006.  The March 2006 earnings were significantly impacted by a $205 charge to record an interest rate swap at fair value.  It was determined during the quarter that the hedge accounting previously applied on the swap and hedged broker certificate did not meet the requirements under current accounting rules.  Therefore, the swap was marked to fair value in the March 2006 quarter while the hedged certificate was retained at net book value.  After tax benefits, this charge decreased earnings $124.  Quarterly net income before this special item was $862 in March 2006, or $.50 per diluted share.  Operating results for the first quarter of 2006 generated an annualized return on average assets of .60% (.70% before the swap adjustment) and an annualized return on average equity of 8.34% (9.75% before the swap adjustment).

Return on average assets based on reported net income for the quarters ended March 31, 2007 and 2006 was .65% and .60%, respectively.  Return on equity based on reported net income for the quarters ended March 31, 2007 and 2006 was 9.34% and 8.34%, respectively.

The following Table 11 presents PSB’s consolidated quarterly summary financial data.

Table 11:  Financial Summary

	Quarter ended – unaudited
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands, except per share data)	2007	2006	2006	2006	2006
Earnings and dividends:

Net interest income	$ 3,425	$ 3,428	$ 3,396	$ 3,483	$ 3,465
Provision for loan losses	$ 120	$ 120	$ 120	$ 120	$ 135
Other noninterest income	$ 841	$ 865	$ 912	$ 877	$ 622
Other noninterest expense	$ 3,084	$ 2,932	$ 2,784	$ 3,044	$ 2,942
Net income	$ 799	$ 873	$ 965	$ 851	$ 738

Basic earnings per share(3)	$ 0.50	$ 0.55	$ 0.60	$ 0.50	$ 0.43
Diluted earnings per share(3)	$ 0.50	$ 0.54	$ 0.60	$ 0.50	$ 0.43
Dividends declared per share(3)	$ –	$ 0.32	$ –	$ 0.32	$ –
Net book value per share	$ 22.14	$ 21.67	$ 21.42	$ 20.29	$ 21.13

Semi-annual dividend payout ratio	n/a	27.68%	n/a	32.22%	n/a
Average common shares outstanding	1,589,980	1,593,320	1,600,364	1,685,166	1,705,290

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$ 372,448	$ 370,256	$ 377,528	$ 382,138	$ 375,179
Assets	$ 497,349	$ 497,502	$ 503,209	$ 505,586	$ 502,194
Deposits	$ 387,803	$ 388,299	$ 393,093	$ 394,075	$ 398,707
Stockholders' equity	$ 34,692	$ 34,463	$ 33,363	$ 35,626	$ 35,867

Performance ratios:

Return on average assets(1)	0.65%	0.70%	0.76%	0.68%	0.60%
Return on average stockholders’ equity(1)	9.34%	10.05%	11.48%	9.58%	8.34%
Average tangible stockholders’ equity to
average assets(4)	7.02%	6.96%	6.79%	7.20%	7.24%
Net loan charge-offs to average loans(1)	-0.01%	0.01%	-0.04%	0.24%	0.00%
Nonperforming loans to gross loans	0.96%	1.14%	1.15%	0.57%	0.72%
Allowance for loan losses to gross loans	1.22%	1.20%	1.17%	1.09%	1.13%
Net interest rate margin(1)(2)	3.13%	3.06%	2.99%	3.06%	3.10%
Net interest rate spread(1)(2)	2.62%	2.52%	2.47%	2.56%	2.63%
Service fee revenue as a percent of
average demand deposits(1)	2.57%	2.39%	2.71%	2.66%	2.29%
Noninterest income as a percent
of gross revenue	9.94%	10.25%	10.85%	10.64%	8.08%
Efficiency ratio(2)	69.32%	65.68%	62.28%	67.51%	69.42%
Noninterest expenses to average assets(1)	2.51%	2.34%	2.19%	2.41%	2.38%

Stock price information:

High	$ 30.35	$ 30.75	$ 32.65	$ 34.00	$ 31.05
Low	$ 28.00	$ 30.15	$ 30.00	$ 30.60	$ 30.50
Market value at quarter-end	$ 28.50	$ 30.25	$ 30.35	$ 32.50	$ 30.80

(1) Annualized

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4) Tangible stockholders' equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  Tax adjusted net interest income increased $9 from $3,599 for the quarter ended December 31, 2006, to $3,608 for the current quarter ended March 31, 2007, and declined $40 from $3,648 for the quarter ended March 31, 2006.  Net interest income has declined from a year earlier due to a smaller level of average earning assets which declined from $468,533 in the March 2006 quarter to $467,896 in the March 2007 quarter.  Refer to Table 4 and the related discussion in the “Liquidity” section of this Quarterly Report on Form 10-Q for additional rate and run-off information.  Quarterly product balances, yields, and costs are presented in Table 12.

Tax adjusted net interest margin was 3.13% during the first quarter 2007 compared to 3.06% in the December 2006 quarter and 3.10% during the first quarter 2006.  The March 2007 margin increase compared to the December 2006 quarter was due in part to an increase in the average loan rate that exceed ongoing increases in deposit rates.  March 2007 was aided by collection of several loans previously classified as nonaccrual loans as discussed previously following Table 1 in the discussion of Balance Sheet Changes.  Collection of these loans increased loan income by $36 from cumulative recognition of past interest collected while the loan was in nonaccrual.  March 2007 net margin would have been 3.10% before repayment of these problem loans.

After a period of regularly increasing short term rates in response to Federal Reserve discount rate increase, the pace of regular quarterly yield and cost increases has begun to slow.  However, local deposit pricing continues to bring deposits, and particularly certificate of deposit rates, to levels near to equivalent wholesale funding “all in” cost.  Loan yield in the quarter ended March 31, 2007, was 7.09% compared to 6.55% a year ago, an increase of 54 basis points.  Rate paid on interest-bearing deposits was 4.06% during the first quarter 2007 compared to 3.57% a year ago, an increase of 49 basis points.

Table 12:  Net Interest Income Analysis (Quarter)

	Quarter ended March 31, 2007			Quarter ended March 31, 2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$376,981	$6,593	7.09%	$379,428	$6,131	6.55%
Taxable securities	49,242	616	5.07%	56,458	604	4.34%
Tax-exempt securities(2)	30,875	462	6.07%	25,791	385	6.05%
FHLB stock	3,017	23	3.09%	3,017	19	2.55%
Other	7,781	106	5.52%	7,909	88	4.51%

Total(2)	467,896	7,800	6.76%	472,603	7,227	6.20%

Non-interest-earning assets:
Cash and due from banks	10,993			11,317
Premises and equipment, net	11,468			12,554
Cash surrender value ins	6,370			4,822
Other assets	5,155			5,147
Allowance for loan losses	(4,533)			(4,249)

Total	$497,349			$502,194

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 83,688	$ 636	3.08%	$ 87,754	$ 595	2.75%
Money market deposits	67,900	564	3.37%	66,580	433	2.64%
Time deposits	188,435	2,201	4.74%	192,059	1,908	4.03%
FHLB borrowings	56,656	614	4.40%	52,533	534	4.12%
Other borrowings	6,449	64	4.02%	3,928	28	2.89%
Junior subordinated debentures	7,732	113	5.93%	7,732	113	5.93%

Total	410,860	4,192	4.14%	410,586	3,611	3.57%

Non-interest-bearing liabilities:
Demand deposits	47,780			52,314
Other liabilities	4,017			3,427
Stockholders’ equity	34,692			35,867

Total	$497,349			$502,194

Net interest income		$3,608			$3,616
Rate spread			2.62%			2.63%
Net yield on interest-earning assets			3.13%			3.10%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 13:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2007 compared to 2006
	increase (decrease) due to(1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$(43)	$505	$462
Taxable securities	(90)	102	12
Tax-exempt securities(2)	76	1	77
FHLB stock	–	4	4
Other interest income	(2)	20	18

Total	(59)	632	573

Interest paid on:
Savings and demand deposits	(31)	72	41
Money market deposits	11	120	131
Time deposits	(42)	335	293
FHLB borrowings	45	35	80
Other borrowings	25	11	36
Junior subordinated debentures	–	–	–

Total	8	573	581

Net interest earnings	$(67)	$ 59	$ (8)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  The provision for loan losses was $120 for the three months ended March 31, 2007, and $135 for the three months ended March 31, 2006.  Annualized net charge-offs (recoveries) as a percentage of average loans outstanding were (.01%) during the three months ended March 31, 2007, compared to .00% for the March 2006 quarter.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.  The current quarterly level of loan loss provision is expected to continue during the remainder of 2007.

NONINTEREST INCOME

Quarterly noninterest income increased $219 in the March 2007 quarter to $841 from $622 in the March 2006 quarter.  However, the March 2006 quarter contained a noncash charge of $205 related to the change in fair value of an interest rate swap while the March 2007 quarter contained an increase to income of $32 from the change in swap fair value during the quarter (refer to additional discussion concerning the swap below).  Noninterest income in March 2007 excluding the change in fair value of interest rate swap declined $18 (2.2%) to $809, from $827 in the March 2006 quarter.  Lower mortgage banking and commissions on sale of investment and insurance products led the decline.

During 2005, PSB entered into an interest rate swap (receive fixed, pay variable payments) to hedge the interest rate risk inherent in a brokered certificate of deposit.  Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, the brokered certificate, as an adjustment to income as an offset to the mark-to-market adjustment on the related interest rate swap.  However, during March 2006, PSB determined this swap did not qualify for hedge accounting.  Eliminating the application of fair value hedge accounting in 2006 reversed the fair value adjustment that was made to the brokered certificate.  Marking the swap liability to fair value generated a charge of $205 ($124 after tax benefits) during the three months ended March 31, 2006.

As regular monthly swap settlement payments made during the year ended December 31, 2006, reduced the swap liability and as market interest rate expectations reduced the projected swap liability, PSB elected to repay the October 2008 maturity swap in full during the March 2007 quarter with a payment of $115.  At the current 30-day LIBOR rate of 5.32%, PSB would save $86 in settlement payments during the remainder of calendar 2007 by prepaying the swap if this LIBOR rate were to remain unchanged.  Table 14 below summarizes the impact to pre-tax income from interest rate swap activity.

Table 14:  Interest Rate Swap Net Expenss

	Quarter ended March
(dollars in thousands)	2007	2006

Net monthly settlement expense	$ 15	$ 8
Net change in unrealized fair value liability (income) expense	(32)	205

Total swap (income) expense during the period	$(17)	$213

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of March 31, 2007.

Table 15:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of March 31, 2007 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$84,780	$499	$2,494	$381
MPF125 Program (closed loan program)	84,728	922	1,031	517

Total FHLB MPF serviced loans	$169,508	$1,421	$3,525	$898

FHLB MPF Program elements as a percentage of principal serviced:

	March 31, 2007		December 31, 2007
As of period ended:	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.59%	1.09%	0.57%	1.08%
FHLB funded first loss account	2.94%	1.22%	2.85%	1.21%
Multiple of FHLB funded loss account to
PSB credit enhancement guarantee	4.98	1.12	5.00	1.12
Mortgage servicing right, net	0.45%	0.61%	0.46%	0.61%

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

NONINTEREST EXPENSE

Despite a reduction in salaries and employee benefits expense of $77 (4.2%) during the March 2007 quarter compared to the March 2006 quarter, total noninterest expenses increased $142, or 4.8%.  Noninterest expenses as a percent of average assets were 2.51% and 2.38% during the quarters ended March 31, 2007, and 2006, respectively.  PSB expects salaries and employee benefits costs to be less than that seen during 2006 as it continues to pursue staffing efficiencies.  Primarily through attrition, PSB expects to lower staffing FTE levels by approximately 5% to 10% by the end of 2007.  Significant savings in health insurance benefits were realized during the March 2007 quarter.  Total health plan benefit expense was $180 in the March 2007 quarter compared to $228 in the March 2006 quarter.  The decrease in expense was due to changes in plan benefits effective January 1, 2007, internal programs to encourage employee wellness, and decreased claims under the self-funded plan.  PSB expects health insurance expense to approximate levels seen during 2006 during the remainder of the current year.

Operating expenses increased during March 2007 from three separate factors accounting for a total of $163 increase in expense over the March 2006 quarter ($.06 per share after tax benefits).  Consulting costs relative to compliance with Section 404 of the Sarbanes-Oxley Act (“SOX 404”) were $69 in March 2007 after consulting costs of $26 during the December 2006 quarter.  PSB’s initial SOX 404 implementation date is December 31, 2007.  There were no significant SOX 404 consulting costs in the March 2006 quarter.  PSB expects SOX consulting costs to be at similar levels during the June 2007 quarter.

In addition, PSB recorded a long-term donation commitment for a qualifying community reinvestment project during March 2007 totaling $44.  Lastly, PSB incurred legal costs relative to its ongoing income tax issue regarding TEFRA interest deductibility currently under Tax Court review totaling $50.  Prior to these legal costs, the Wisconsin Bankers’ Association (WBA) and the Community Bankers’ of Wisconsin (CBW) trade associations had raised member funds and organized reimbursement of legal defense costs during 2006.  PSB and the WBA/CBW intend to work together to continue to raise member funds to support PSB’s legal costs which will be recorded as a reduction to legal expense when received in future quarters.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of PSB’s Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of PSB’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective.  There were no changes in PSB’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, PSB’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in PSB’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect PSB’s business, financial condition, or future results of operations.  The risks described in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)(2)

January 2007	–	$ –	–	16,000
February 2007	6,000(1)	30.15	–	16,000
March 2007	4,000(1)	28.60	–	16,000

Quarterly totals	10,000	$29.53	–	16,000

(1) Purchase made in privately negotiated transaction.

(2) Pursuant to PSB’s annual plan to repurchase up to 1% of shares outstanding at beginning of fiscal year.

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

Date	Number of Shares	Price per Share	Aggregate Price

1/3/2007	3,263	$15.84	$51,686
3/20/2007	561	$16.80	$9,425

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

May 14, 2007

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002