Form 10-Q
period 2007-06-30
PSB HOLDINGS INC /WI/
filed 2007-08-10
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐

No  ☒

The number of common shares outstanding at August 7, 2007 was 1,544,738.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2007

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		June 30, 2007 (unaudited) and December 31,
		2006 (derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Six Months Ended June 30, 2007 (unaudited)	3

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2007 and 2006 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 6.	Exhibits	30

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2007 unaudited, December 31, 2006 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2007	2006

Assets
Cash and due from banks	$ 10,259	$ 14,738
Interest-bearing deposits and money market funds	522	1,048
Federal funds sold	–	9,756

Cash and cash equivalents	10,781	25,542

Securities available for sale (at fair value)	79,794	80,009
Loans held for sale	951	1,001
Loans receivable, net	384,507	369,749
Accrued interest receivable	2,544	2,464
Foreclosed assets	373	464
Premises and equipment, net	11,275	11,469
Mortgage servicing rights, net	892	908
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	6,806	5,900
Other assets	2,023	1,317

TOTAL ASSETS	$ 502,963	$ 501,840

Liabilities
Non-interest-bearing deposits	$ 52,186	$ 55,083
Interest-bearing deposits	334,005	336,332

Total deposits	386,191	391,415

Federal Home Loan Bank advances	60,000	60,000
Other borrowings	10,750	3,995
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,234	4,251

Total liabilities	468,907	467,393

Stockholders’ equity
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Additional paid-in capital	9,593	9,645
Retained earnings	32,259	30,967
Accumulated other comprehensive loss	(850)	(105)
Treasury stock, at cost – 327,441 and 297,223 shares, respectively	(8,833)	(7,947)

Total stockholders’ equity	34,056	34,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 502,963	$ 501,840

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2007	2006	2007	2006

Interest and dividend income:
Loans, including fees	$ 6,863	$ 6,421	$ 13,430	$ 12,532
Securities:
Taxable	602	648	1,218	1,252
Tax-exempt	322	249	627	503
Other interest and dividends	39	51	168	158

Total interest and dividend income	7,826	7,369	15,443	14,445

Interest expense:
Deposits	3,412	3,086	6,813	6,022
FHLB advances	575	623	1,189	1,157
Other borrowings	160	63	224	91
Junior subordinated debentures	114	114	227	227

Total interest expense	4,261	3,886	8,453	7,497

Net interest income	3,565	3,483	6,990	6,948
Provision for loan losses	120	120	240	255

Net interest income after provision for loan losses	3,445	3,363	6,750	6,693

Noninterest income:
Service fees	328	358	631	653
Mortgage banking	253	226	449	433
Investment and insurance sales commissions	206	145	330	280
Increase in cash surrender value of life insurance	66	45	126	91
Change in fair value of interest rate swap	–	(97)	32	(302)
Other noninterest income	148	200	274	344

Total noninterest income	1,001	877	1,842	1,499

Noninterest expense:
Salaries and employee benefits	1,774	1,792	3,511	3,606
Occupancy and facilities	471	453	968	925
Data processing and other office operations	203	201	420	381
Advertising and promotion	95	79	153	122
Other noninterest expenses	479	519	1,054	952

Total noninterest expense	3,022	3,044	6,106	5,986

Income before provision for income taxes	1,424	1,196	2,486	2,206
Provision for income taxes	416	345	679	617

Net income	$ 1,008	$ 851	$ 1,807	$ 1,589
Basic earnings per share	$ 0.64	$ 0.50	$ 1.14	$ 0.94
Diluted earnings per share	$ 0.64	$ 0.50	$ 1.14	$ 0.93

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2007 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2007	$ 1,887	$ 9,645	$ 30,967	$ (105)	$ (7,947)	$ 34,447

Comprehensive income:
Net income			1,807			1,807
Unrealized loss on securities
available for sale, net of tax				(745)		(745)

Total comprehensive income						1,062

Purchase of treasury stock					(1,014)	(1,014)
Proceeds from stock options issued out
of treasury		(52)			128	76
Cash dividends declared $.33 per share			(515)			(515)

Balance June 30, 2007	$ 1,887	$ 9,593	$ 32,259	$ (850)	$ (8,833)	$ 34,056

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006 – unaudited

(dollars in thousands)	2007	2006

Cash flows from operating activities:

Net income	$ 1,807	$ 1,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	786	838
Provision for loan losses	240	255
Deferred net loan origination costs	(244)	(279)
Gain on sale of loans	(236)	(267)
Recapture of servicing right valuation allowance	(12)	(27)
Gain on sale of premises and equipment	–	(1)
Gain on sale of foreclosed assets	(4)	(7)
Increase in cash surrender value of life insurance	(126)	(92)
Changes in operating assets and liabilities:
Accrued interest receivable	(80)	17
Other assets	(308)	130
Other liabilities	(17)	(142)

Net cash provided by operating activities	1,806	2,014

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	5,578	4,786
Payment for purchase of securities available for sale	(6,472)	(7,865)
Net increase in loans	(14,847)	(9,647)
Capital expenditures	(248)	(94)
Proceeds from sale of premises and equipment	–	1
Proceeds from sale of foreclosed assets	124	67
Purchase of bank-owned life insurance	(780)	–

Net cash used in investing activities	(16,645)	(12,752)

Consolidated Statements of Cash Flows, continued

	2007	2006

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(2,897)	(4,918)
Net decrease in interest-bearing deposits	(2,327)	(850)
Proceeds from FHLB advances	12,000	12,000
Repayments of FHLB advances	(12,000)	(6,000)
Net increase in other borrowings	6,755	437
Dividends declared	(515)	(512)
Proceeds from exercise of stock options	76	18
Purchase of treasury stock	(1,014)	(3,497)

Net cash provided by (used in) financing activities	78	(3,322)

Net decrease in cash and cash equivalents	(14,761)	(14,060)
Cash and cash equivalents at beginning	25,542	26,604

Cash and cash equivalents at end	$ 10,781	$ 12,544

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 8,249	$ 7,383
Income taxes	1,035	780

Noncash investing and financing activities:

Loans charged off	$ 12	$ 244
Loans transferred to foreclosed assets	30	1,110
Loans originated on sale of foreclosed assets	–	–

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of June 30, 2007, 14,514 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.12 per share.  During the six months ended June 30, 2007, and 2006, options were exercised with respect to 4,782 shares at an average price of $15.95 per share (in 2007), and with respect to 1,177 shares at an average price of $15.82 per share (in 2006).  Options to purchase 290 shares at $15.92 lapsed during the six months ended June 30, 2007.  The total estimated intrinsic value of options exercised was $65 and $17 during the six months ended June 30, 2007 and 2006, respectively.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2007	2006	2007	2006

Net income	$ 1,008	$ 851	$ 1,807	$ 1,589

Weighted average shares outstanding	1,572,679	1,685,166	1,581,282	1,695,172
Effect of dilutive stock options outstanding	6,369	9,756	6,877	9,807

Diluted weighted average shares outstanding	1,579,048	1,694,922	1,588,159	1,704,979

Basic earnings per share	$ 0.64	$ 0.50	$ 1.14	$ 0.94
Diluted earnings per share	$ 0.64	$ 0.50	$ 1.14	$ 0.93

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands - unaudited)	2007	2006	2007	2006

Net income	$ 1,008	$ 851	$ 1,807	$ 1,589
Unrealized loss on securities
available for sale, net of tax	(803)	(429)	(745)	(567)

Comprehensive income	$ 205	$ 422	$ 1,062	$ 1,022

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

NOTE 10 – HOLDING COMPANY LINE OF CREDIT

During 2007, PSB entered into a line of credit at the parent holding company level for advances up to $1 million which expires in March 2008.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (LIBOR) plus 1.50%.  As of June 30, 2007 no advances were outstanding on the line.

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

In June 2006, FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies how uncertain tax positions and the potential liabilities associated with such positions should be reflected in earnings and disclosed in the notes to the financial statements.  PSB adopted FIN 48 on January 1, 2007.  PSB did not maintain excess tax reserves and no adjustment to the January 1, 2007 balance of retained earnings as a cumulative change in accounting principal was made.  The adoption of FIN 48 did not have a material effect on PSB’s financial condition or results of operations.

NOTE 12 – STRUCTURED REPURCHASE AGREEMENT LIABILITY

During 2007, PSB entered into a 4.65% fixed-rate structured repurchase agreement of $7 million classified as Other Borrowings on the Consolidated Balance Sheets.  The repurchase agreement provides the issuer with a one-time put option to PSB in March 2008, with a final agreement maturity in March 2010.  Securities available for sale of approximately $7.7 million were pledged in connection with the repurchase agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on June 30, 2007, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

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

2007 second quarter June net income was $.64 per diluted share, up from $.50 per share during the June 2006 quarter.  Year to date diluted earnings per share were $1.14 and $.93 for the six months ended June 30, 2007 and 2006, respectively.  Prior year earnings during the six months ended June 2006 were reduced from recording an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  The $10 million variable rate swap liability was prepaid in the March 2007 quarter with a final payment of $115.  Year to date earnings per share before the impact of marking the swap to fair value and all related swap settlement payment expense would have been $1.13 and $1.05 in 2007 and 2006, respectively.

Return on average assets based on net income for the quarter and six months ended June 30, 2007 was .81% and .73%, respectively.  Return on average assets based on net income for the quarter and six months ended June 30, 2006 was .68% and .64%, respectively.  Return on average stockholders’ equity based on net income for the quarter and six months ended June 30, 2007 was 11.51% and 10.40%, respectively.  Return on equity based on net income for the quarter and six months ended June 30, 2006 was 9.58% and 8.96%, respectively.

Assets at June 30, 2007 were $503.0 million, compared to $501.8 million at December 31, 2006, and $503.7 million at June 30, 2006.  Total loans receivable were $384.5 million at June 30, 2007 compared to $369.7 million at December 31, 2006 and $380.3 million at June 30, 2006.  Loan growth of $14.8 million since December 31, 2006 was funded by a decrease in cash and cash equivalents of $14.8 million during the six months ended June 30, 2007.

Total deposits of $386.2 million at June 30, 2007 decreased $5.2 million from December 31, 2006, and have decreased $8.6 million since June 30, 2006.  The decrease since June 2006 was led by a decline in brokered deposits occurring before December 2006.  However, the decline since December 2006 has been seen across the retail and commercial product line up as competition for local deposits grew.  The deposit decline since December 2006 was offset by a $7 million increase in other borrowings in the form of a structured repurchase agreement.

PSB continues to face low levels of growth or no growth in key product areas including local deposits.  Loan growth levels are also less than were common in prior years.  PSB’s primary market area in Marathon County, WI is subject to increasing competition from de novo banks, new to the market banks and credit unions, and renewed small customers emphasis from existing large banks.  Local economic growth has been unable to support the growth needs of the market’s financial institutions.  PSB actively seeks new markets and banking partners to develop avenues of renewed asset and deposit growth.

Year to date annualized net charge-offs (recoveries) were (.01%) and .12% for June 2007 and 2006, respectively.  At June 30, 2007, the allowance for loan losses was 1.21% of total loans compared to 1.09% a year earlier.  Nonperforming loans were .96% of total loans at June 30, 2007, 1.14% at December 31, 2006, and .57% at June 30, 2006.  Existing nonaccrual loans are spread over unrelated borrowers, with the largest nonaccrual customer balance totaling less than $300.  PSB has no assets secured by or tied to subprime residential mortgages and expects no direct impact to future net income from the ongoing market correction to these types of assets.

Tax adjusted net interest margin was 3.22% during the June 2007 quarter compared to 3.13% in the March 2007 quarter and 3.06% during the June 2006 quarter.  Loan yields during the June 2007 quarter benefited by a total of $104 collected on a large loan prepayment penalty as well as deferred interest income upon repayment of a separate large nonaccrual loan.  Quarterly June 2007 loan yield would have been 7.09% and net interest margin would have been 3.13% before these special items.  These levels are the same as the linked March 2007 quarter.  With the introduction of a new high yield Rewards Checking product and some existing lower rate customers transferring into this account as well as expected greater use of wholesale funding to support loan growth, PSB expects net interest margin to decline slightly during the remainder of the year but to remain above levels seen during 2006.

At the April 17, 2007 annual stockholders’ meeting, PSB announced its intent to repurchase 40,000 shares (approximately 2.5% of outstanding shares) from time to time during the remainder of 2007 at current market prices.  During the June 2007 quarter, 25,000 shares were repurchased at an average price of $28.75 per share.  This announced repurchase program was completed in the September 2007 quarter by purchasing 15,000 shares at $28.60 per share.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At June 30, 2007, total assets were $502,963, an increase of $1,123, or 0.2% over December 31, 2006, but decreased $753, or 0.1% from June 30, 2006 total assets of $503,716.  Changes in assets since March 31, 2007 and December 31, 2006 consisted of:

Table 1: Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2007		June 30, 2007
	$	%	$	%

Commercial real estate mortgage loans	4,688	2.9%	8,676	5.4%
Commercial, industrial and agricultural loans	4,458	4.4%	5,488	5.4%
Residential real estate mortgage and home equity loans	1,382	1.3%	590	0.5%
Investment securities	762	1.0%	(215)	-0.3%
Other assets (various categories)	147	0.7%	439	2.2%
Bank-owned life insurance	68	1.0%	906	15.4%
Cash and cash equivalents	$ (1,517)	-12.3%	$ (14,761)	-57.8%

Total increase in assets	$ 9,988	2.0%	$ 1,123	0.2%

Net loans receivable of $4,202 at June 30, 2007 since June 30, 2006 (1.1%), while total securities available for sale declined $3,886 and cash and cash equivalents declined $1,763 during the same period.  All other assets increased $694 during the past twelve months.  The decrease of securities available for sale was due in large part to a securities restructuring and repayment of wholesale borrowings initiated in the September 2006 quarter and fully completed by the end of 2006.

The change in net assets impacted funding sources since March 31, 2007 and December 31, 2006 as follows:

Table 2: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2007		June 30, 2007
	$	%	$	%

FHLB advances	$ 10,000	20.0%	$ –	0.0%
Wholesale certificates of deposit	2,605	4.1%	(1,904)	-2.8%
Other liabilities and debt (various categories)	464	4.0%	(17)	-0.1%
Retail certificates of deposit > $100	440	0.9%	861	1.7%
Stockholders’ equity	(1,014)	-2.9%	(391)	-1.1%
Core deposits (including MMDA)	(1,068)	-0.4%	(4,181)	-1.5%
Other borrowings	(1,439)	-11.8%	6,755	169.1%

Total increase in liabilities and stockholders' equity	$ 9,988	2.0%	$ 1,123	0.2%

Since June 30, 2006, total deposits declined $8,577 (2.2%) while other borrowings increased $5,816 (118%) and stockholders’ equity increased $1,540 (4.7%).  The decline in total deposits during this period was in equal amounts from non-interest bearing and interest bearing balances.  The significant increase in other borrowings is due primarily to entering into a new $7 million structured repurchase agreement closed in the March 2007 quarter.

Table 3:  Period-End Loan Composition

	June 30,		June 30,		December 31, 2006
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2007	2006	2007	2006	Dollars	of total

Commercial, industrial and agricultural	$ 106,468	$ 96,880	27.3%	25.2%	$ 100,980	26.9%
Commercial real estate mortgage	168,627	173,755	43.2%	45.1%	159,951	42.6%
Residential real estate mortgage	94,057	96,622	24.1%	25.1%	96,017	25.6%
Residential real estate loans held for sale	951	569	0.2%	0.1%	1,001	0.3%
Consumer home equity	15,203	12,725	3.9%	3.3%	12,603	3.4%
Consumer and installment	4,880	4,533	1.3%	1.2%	4,676	1.2%

Totals	$ 390,186	$ 385,084	100.0%	100.0%	$ 375,228	100.0%

The loan portfolio is PSB’s primary asset subject to credit risk.  PSB’s process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed against interest income.   PSB applies all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets increased $484 (13.4%) at June 30, 2007 to $4,107 compared to June 30, 2006, but decreased $638 (13.4%) compared to December 31, 2006.  Despite the increase in nonaccrual loans since June 30, 2006, the existing portfolio of nonaccrual loans is spread over many unrelated borrowers and industries.  The largest nonaccrual loan relationship was less than $300 as of June 30, 2007.  In addition, nonaccrual loans continue to decrease from quarter-end levels as of March 31, 2007 and December 31, 2006.  The sharp increase in nonaccrual loans seen during last six months of 2006 was due primarily to PSB’s continued investment in an expanded credit analysis department to more effectively identify problem loans and a more conservative philosophy on identification of problem loans by the new PSB chief executive officer appointed July 1, 2006.  Despite higher nonperforming asset levels, PSB does not expect an increase in its typical annual net charge-offs.

Due to PSB’s accounting policy to apply all payments received on nonaccrual loans to principal, repayment or refinance of large nonaccrual loans can substantially increase loan interest income in the quarter repaid due to recapture of interest income.  During the June 2007 quarter, net interest income increased approximately $64 from repayment of the largest nonaccrual problem credit held at March 31, 2007.

Table 4:  Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006

Allowance for loan losses at beginning	$ 4,606	$ 4,324	$ 4,478	$ 4,180

Provision for loan losses	120	120	240	255
Recoveries on loans previously charged-off	6	9	22	19
Loans charged off	(4)	(243)	(12)	(244)

Allowance for loan losses at end	$ 4,728	$ 4,210	$ 4,728	$ 4,210

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 5:  Nonperforming Assets

	June 30,		Dec. 31,
(dollars in thousands)	2007	2006	2006

Nonaccrual loans	$ 3,077	$ 2,175	$ 4,281
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	657	26	–

Total nonperforming loans	3,734	2,201	4,281
Foreclosed assets	373	1,422	464

Total nonperforming assets	$ 4,107	$ 3,623	$ 4,745

Nonperforming loans as a % of gross loans receivable	0.96%	0.57%	1.14%

Total nonperforming assets as a % of total assets	0.82%	0.72%	0.95%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 63.7% of total assets at June 30, 2007 compared to 64.5% of total assets at December 31, 2006, and

63.7% at June 30, 2006.  Federal Home Loan Bank advances, broker and national certificates of deposit, and structured repurchase agreements represent a significant portion of PSB’s total funding ability.

Due to seasonal factors in local government deposit flows and commercial real estate construction lending demand, the percentage of retail and local deposits at June 30, 2007 of 63.7% declined from 65.1% as of March 31, 2007.  These seasonal flows and their proportion to the balance sheet is consistent with the prior year.  During the remainder of 2007, the relationship of loan growth to local deposit growth is expected to remain similar to current levels and that use of wholesale funding will increase modestly.

Table 6:  Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2007		2006		2006
	$	%	$	%	$	%

Non-interest bearing demand	$ 52,186	13.5%	$ 56,427	14.3%	$ 55,083	14.1%
Interest-bearing demand and savings	77,875	20.2%	73,779	18.7%	78,876	20.2%
Money market deposits	67,504	17.5%	66,197	16.8%	67,050	17.1%
Retail time deposits less than $100	70,424	18.2%	68,965	17.5%	71,161	18.2%

Total core deposits	267,989	69.4%	265,368	67.3%	272,170	69.6%
Retail time deposits $100 and over	52,175	13.5%	55,402	14.0%	51,314	13.1%
Broker & national time deposits less than $100	1,336	0.3%	1,431	0.4%	1,532	0.4%
Broker & national time deposits $100 and over	64,691	16.8%	72,567	18.3%	66,399	16.9%

Totals	$ 386,191	100.0%	$ 394,768	100.0%	$ 391,415	100.0%

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

To increase local deposits while minimizing existing deposit incremental costs, PSB has sought to raise local deposits by payment of premium interest rates on interest bearing demand (NOW) and money market deposits from local governments, companies, and private individuals able to maintain high compensating balances.  Some of these deposits are required to be collateralized and all carry an interest rate that adjusts with overall market rates.  Because the local governmental entities are dependent on local tax revenue and state funding for operations, balances within these accounts may be cyclical during the year.  High-yield NOW and money market deposits increased $241, to $54,867 at June 30, 2007, from $54,626 at December 31, 2006, and increased $14,496 from $40,371 at June 30, 2006.  These high yield accounts have tiered interest rates which pay the highest rate only on account balances generally in excess of $100.  These accounts do not include PSB’s standard retail money market accounts which pay higher rates, but on significantly lower tiered balances.  The high-yield balances account for a significant percentage of PSB’s interest bearing demand and savings and money market accounts dollars.  High yield balances were 38%, 37%, and 29% of total interest bearing demand and savings and money market accounts as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

During 2006, PSB began to offer a retail high yield MMDA deposit account in response to local competitive pressure and rising market interest rates for such funds.  High yield MMDA dollars increased from $26,890 at June 30, 2006, to $37,623 at June 30, 2007.  However, it appears a significant portion of the account growth came from existing MMDA dollars previously held by customers in PSB’s original “core” MMDA account.  At June 30, 2006, the original “core rate” MMDA held $29,129 of balances which has declined to $18,306 of balances as of June 30, 2007.  PSB expects this type of disintermediation to continue during 2007.

During June 2007, PSB introduced a new retail interest-bearing checking account named Rewards Checking as part of a long-term program to attract local depositors and cross-sell other retail products.  Rewards Checking pays an above market interest rate of 6.01% annual percentage yield on the first $25,000 to customers meeting account usage requirements including debit card usage, e-banking, and ACH deposit or payment.  Debit card interchange income, overdraft fee income, and increased technology efficiencies lower the overall net cost of the deposit to levels less than equivalent wholesale funding.  Rewards Checking is expected to become a significant funding source for PSB going forward.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of Period-End Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $10,396 at June 30, 2007, $10,367 at December 31, 2006, and $11,016 at June 30, 2006.  Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 13.1%, 13.5%, and 14.7% at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.  Brokered deposits are expected to increase as a percentage of total assets during the remainder of 2007.

Table 7:  Summary of Balance by Significant Deposit Source

	June 30,		Dec. 31,
(dollars in thousands)	2007	2006	2006

Total time deposits $100 and over	$ 116,866	$ 127,969	$ 117,713
Total broker and national time deposits	66,027	73,998	67,931
Total retail time deposits	122,599	124,367	122,475
Core deposits, including money market deposits	267,989	265,368	272,170

Table 8:  Change in Deposit Balance since Prior Period Ended

	June 30, 2006		December 31, 2006
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ (11,103)	-8.7%	$ (847)	-0.7%
Total broker and national time deposits	(7,971)	-10.8%	(1,904)	-2.8%
Total retail time deposits	(1,768)	-1.4%	124	0.1%
Core deposits, including money market deposits	2,621	1.0%	(4,181)	-1.5%

Table 9:  Available but Unused Funding Sources other than Retail Deposits

	June 30, 2007		December 31, 2006
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 32,020	$ 480	$ 32,500	$ –
FHLB advances under blanket mortgage lien	23,538	60,000	23,783	60,000
Repurchase agreements	13,107	10,270	25,092	3,995
Wholesale market time deposits	34,566	66,027	32,437	67,931

Totals	$103,231	$ 136,777	$ 113,812	$ 131,926

Funding as a percent of total assets	20.5%	27.2%	22.7%	26.3%

Total FHLB advances in excess of approximately $60,000 require the purchase of additional FHLB stock equal to 5% of the advance amount.  Under the FHLB’s current regulatory capital plan, FHLB stock dividends have declined to a return under 3% of outstanding stock par value.  Therefore, significant additional FHLB advances may carry additional cost relative to other wholesale borrowing alternatives due to the lower than market stock dividend rate currently paid.

The table below presents maturity repricing information as of June 30, 2007.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

	June 30, 2007
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$ 156,252	$ 27,793	$ 58,177	$ 61,992	$ 73,794	$ 12,178	$ 390,186
Securities	3,844	4,645	6,756	14,029	25,830	24,690	79,794
FHLB stock	3,017						3,017
CSV bank-owned life ins.						6,806	6,806
Other earning assets	522						522

Total	$ 163,635	$ 32,438	$ 64,933	$ 76,021	$ 99,624	$ 43,674	$ 480,325
Cumulative rate
sensitive assets	$ 163,635	$ 196,073	$ 261,006	$ 337,027	$ 436,651	$ 480,325

Interest-bearing liabilities
Interest-bearing deposits	$ 162,522	$ 32,528	$ 41,255	$ 31,345	$ 31,674	$ 34,681	$ 334,005
FHLB advances	8,000	5,000	12,000	15,000	20,000		60,000
Other borrowings	1,680	462	464	700	7,444		10,750
Junior subordinated debentures					7,732		7,732

Total	$ 172,202	$ 37,990	$ 53,719	$ 47,045	$ 66,850	$ 34,681	$ 412,487
Cumulative interest
sensitive liabilities	$ 172,202	$ 210,192	$ 263,911	$ 310,956	$ 377,806	$ 412,487

Interest sensitivity gap for
the individual period	$ (8,567)	$ (5,552)	$ 11,214	$ 28,976	$ 32,774	$ 8,993
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	95.0%	85.4%	120.9%	161.6%	149.0%	125.9%
Cumulative interest
sensitivity gap	$ (8,567)	$ (14,119)	$ (2,905)	$ 26,071	$ 58,845	$ 67,838
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	95.0%	93.3%	98.9%	108.4%	115.6%	116.4%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at June 30, 2007, December 31, 2006, and June 30, 2006, was 5.6%, 10.1%, and 7.8% respectively.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	June 07	Dec 06	June 06

Cumulative 1 year gap ratio
Base	99%	95%	96%
Up 200	96%	92%	93%
Down 200	104%	103%	99%

Change in Net Interest Income – Year 1
Up 200 during the year	-0.5%	-2.9%	-0.4%
Down 200 during the year	-0.9%	0.8%	-1.4%

Change in Net Interest Income – Year 2
No rate change (base case)	2.9%	4.6%	5.0%
Following up 200 in year 1	1.6%	-0.7%	2.2%
Following down 200 in year 1	-0.7%	3.1%	2.6%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At June 30, 2007, December 31, 2006, and June 30, 2006, PSB’s core funding utilization ratio was projected to be 56%, 57%, and 52%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders’ equity decreased $391 to $34,056 during the six months ended June 30, 2007.  Net book value per share increased from $21.67 per share at December 31, 2006, to $21.83 per share at June 30, 2007.  On April 16, 2007, PSB announced an expansion of its annual share repurchase plan during the remainder of 2007.  Under the customary repurchase plan, PSB has repurchased 1% of outstanding shares annually.  However, for the remainder of 2007, PSB was authorized to buyback an additional 40,000 shares (approximately 2.5% of outstanding shares) from time to time at current market prices for a total buyback of 50,000 shares for 2007.  Year to date, PSB has repurchased 35,000 common shares at an average price of $28.97 per share through June 30, 2007.  At June 30, 2007, 15,000 shares were authorized, but not yet repurchased by PSB.  During the September 2007 quarter, PSB completed the repurchase of the final shares announced under this program.

During the June 2006 quarter, PSB announced and completed a tender offer buyback for 100,000 shares of common stock (approximately 5.9% of the shares outstanding).  The tender offer shares were repurchased at $33.75 per share for a total payment of $3,375 during the quarter.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of June 30, 2007, and December 31, 2006, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Average tangible stockholders’ equity to average assets was 7.11% during the June 2007 quarter, 6.96% during the December 2006 quarter, and 7.20% during the June 2006 quarter.

During the six months ended June 30, 2007, 4,782 treasury shares were re-issued to fund an exercise of employee stock options, exercised at an average price of $15.95 per share.  These option exercises had a total intrinsic value of $65 upon exercise.  Refer to Note 2 to the Consolidated Financial Statements for additional details on the PSB stock compensation plan.

Table 12:  Capital Ratios – Consolidated Holding Company

	June 30,		Dec 31.
(dollars in thousands)	2007	2006	2006

Stockholders’ equity	$ 34,056	$ 32,516	$ 34,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(89)	(92)	(91)
Unrealized loss on securities available for sale	850	1,109	105

Tier 1 regulatory capital	42,317	41,033	41,961
Add: allowance for loan losses	4,728	4,210	4,478

Total regulatory capital	$ 47,045	$ 45,243	$ 46,439

Total assets	$ 502,963	$ 503,716	$ 501,840
Disallowed mortgage servicing right assets	(89)	(92)	(91)
Unrealized loss on securities available for sale	850	1,109	105

Tangible assets	$ 503,724	$ 504,733	$ 501,854

Risk-weighted assets (as defined by current regulations)	$ 409,202	$ 394,890	$ 390,040

Tier 1 capital to average tangible assets (leverage ratio)	8.50%	8.10%	8.43%
Tier 1 capital to risk-weighted assets	10.34%	10.39%	10.76%
Total capital to risk-weighted assets	11.50%	11.46%	11.91%

RESULTS OF OPERATIONS

PSB generated June 2007 quarterly earnings per share of $.64 on net income of $1,008, up from $.50 per share on net income of $799 in the recent March 2007 quarter, and up from $.50 per share on net income of $851 in the second quarter of 2006.  Year to date earnings per share through June 2007 were $1.14 on net income of $1,807 compared to $.93 per share on net income of $1,589 through June 2006.

Prior year earnings during the six months ended June 2006 were reduced from recording an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  The $10 million variable rate swap liability was prepaid in the March 2007 quarter with a final payment of $115.  Year to date earnings per share before the impact of marking the swap to fair value and all related swap settlement payment expense would have been $1.13 and $1.05 in 2007 and 2006, respectively.  Refer to Table 16 in this Quarterly Report on Form 10-Q for a breakdown of the interest rate swap expense during the periods ended June 30, 2007 and 2006.

Return on average assets based on net income for the quarter and six months ended June 30, 2007 was .81% and .73%, respectively.  Return on average assets based on net income for the quarter and six months ended June 30, 2006 was .68% and .64%, respectively.

Return on average stockholders’ equity based on net income for the quarter and six months ended June 30, 2007 was 11.51% and 10.40%, respectively.  Return on equity based on net income for the quarter and six months ended June 30, 2006 was 9.58% and 8.96%, respectively.  Book value per share was $21.83 at June 30, 2007 compared to $20.29 for the same date a year ago, an increase of 7.6%.  The following Table 13 presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

	Quarter ended
	June 30,	March 31	Dec 31,	Sept 30,	June 30,
(dollars in thousands, except per share data)	2007	2007	2006	2006	2006

Earnings and dividends:

Net interest income	$ 3,565	$ 3,425	$ 3,428	$ 3,396	$ 3,483
Provision for loan losses	$ 120	$ 120	$ 120	$ 120	$ 120
Other noninterest income	$ 1,001	$ 841	$ 865	$ 912	$ 877
Other noninterest expense	$ 3,022	$ 3,084	$ 2,932	$ 2,784	$ 3,044
Net income	$ 1,008	$ 799	$ 873	$ 965	$ 851

Basic earnings per share(3)	$ 0.64	$ 0.50	$ 0.55	$ 0.60	$ 0.50
Diluted earnings per share(3)	$ 0.64	$ 0.50	$ 0.54	$ 0.60	$ 0.50
Dividends declared per share(3)	$ 0.33	$ –	$ 0.32	$ –	$ 0.32
Net book value per share	$ 21.83	$ 22.14	$ 21.67	$ 21.42	$ 20.29

Semi-annual dividend payout ratio	28.48%	n/a	27.68%	n/a	32.22%
Average common shares outstanding	1,572,679	1,589,980	1,593,320	1,600,364	1,685,166

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$ 379,084	$ 372,448	$ 370,256	$ 377,528	$ 382,138
Assets	$ 496,952	$ 497,349	$ 497,502	$ 503,209	$ 505,586
Deposits	$ 384,984	$ 387,803	$ 388,299	$ 393,093	$ 394,075
Stockholders’ equity	$ 35,135	$ 34,692	$ 34,463	$ 33,363	$ 35,626

Performance ratios:

Return on average assets(1)	0.81%	0.65%	0.70%	0.76%	0.68%
Return on average stockholders’ equity(1)	11.51%	9.34%	10.05%	11.48%	9.58%
Average tangible stockholders’ equity to
average assets(4)	7.11%	7.02%	6.96%	6.79%	7.20%
Net loan charge-offs to average loans(1)	0.00%	-0.01%	0.01%	-0.04%	0.24%
Nonperforming loans to gross loans	0.96%	0.96%	1.14%	1.15%	0.57%
Allowance for loan losses to gross loans	1.21%	1.22%	1.20%	1.17%	1.09%
Net interest rate margin(1)(2)	3.22%	3.13%	3.06%	2.99%	3.06%
Net interest rate spread(1)(2)	2.67%	2.62%	2.52%	2.47%	2.56%
Service fee revenue as a percent of
average demand deposits(1)	2.61%	2.57%	2.39%	2.71%	2.66%
Noninterest income as a percent
of gross revenue	11.34%	9.94%	10.25%	10.85%	10.64%
Efficiency ratio(2)	63.51%	69.32%	65.68%	62.28%	67.51%
Noninterest expenses to average assets(1)	2.44%	2.51%	2.34%	2.19%	2.41%

Stock price information:

High	$ 29.25	$ 30.35	$ 30.75	$ 32.65	$ 34.00
Low	$ 27.00	$ 28.00	$ 30.15	$ 30.00	$ 30.60
Market value at quarter-end	$ 27.75	$ 28.50	$ 30.25	$ 30.35	$ 32.50

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders' equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  June 2007 quarter tax adjusted net interest income increased $149 to $3,757 from the recent quarter ended March 31, 2007 and increased $125 from the prior year quarter ended June 30, 2006.  Quarterly and year to date product balances, yields, and costs are presented in Table 14A and 14B.

Tax adjusted net interest margin was 3.22% during the June 2007 quarter compared to 3.13% in the March 2007 quarter and 3.06% during the June 2006 quarter.  Year to date net margin was 3.17% through June 2007 compared to 3.08% through the six months ended June 2006.  Increases in net margin have been driven primarily by an increase in loan yields compared to funding cost increases in recent quarters.  Loan yield in the quarter ended June 30, 2007 was 7.20% compared to 6.69% a year ago, an increase of 51 basis points.  The rate paid on interest-bearing deposits was 4.09% during the second quarter 2007 compared to 3.64% a year ago, an increase of 45 basis points.  Loan yields during the June 2007 quarter benefited by a total of $104 collected on a large loan prepayment penalty ($40) as well as deferred interest income upon repayment of a separate large nonaccrual loan ($64).  Quarterly June 2007 loan yield would have been 7.09% and net interest margin would have been 3.13% before these special items.  These levels are the same as the linked March 2007 quarter.

After a period of regularly increasing short term rates in response to Federal Reserve discount rate increase, the pace of regular quarterly yield and cost increases has begun to slow.  However, local deposit pricing continues to bring deposits, and particularly certificate of deposit rates, to levels near to equivalent wholesale funding “all in” cost.

Table 14A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2007			Quarter ended June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 383,745	$ 6,889	7.20%	$ 386,391	$ 6,442	6.69%
Taxable securities	47,819	602	5.05%	58,949	648	4.41%
Tax-exempt securities(2)	32,244	488	6.07%	24,789	377	6.10%
FHLB stock	3,017	20	2.66%	3,017	23	3.06%
Other	1,822	19	4.18%	2,310	28	4.86%

Total(2)	468,647	8,018	6.86%	475,456	7,518	6.34%

Non-interest-earning assets:
Cash and due from banks	9,575			11,022
Premises and equipment, net	11,362			12,371
Cash surrender value insurance	6,764			4,868
Other assets	5,265			6,122
Allowance for loan losses	(4,661)			(4,253)

Total	$ 496,952			$ 505,586

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 80,727	$ 600	2.98%	$ 78,479	$ 542	2.77%
Money market deposits	67,318	580	3.46%	66,015	490	2.98%
Time deposits	186,463	2,232	4.80%	195,501	2,054	4.21%
FHLB borrowings	51,692	575	4.46%	57,934	623	4.31%
Other borrowings	13,531	160	4.74%	6,514	63	3.88%
Junior subordinated debentures	7,732	114	5.91%	7,732	114	5.91%

Total	407,463	4,261	4.19%	412,175	3,886	3.78%

Non-interest-bearing liabilities:
Demand deposits	50,476			54,080
Other liabilities	3,878			3,705
Stockholders’ equity	35,135			35,626

Total	$ 496,952			$ 505,586

Net interest income		$ 3,757			$ 3,632
Rate spread			2.67%			2.56%
Net yield on interest-earning assets			3.22%			3.06%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14B:  Net Interest Income Analysis (Six Months)

	Six Months ended June 30, 2007			Six Months ended June 30, 2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 380,381	$ 13,482	7.15%	$ 382,929	$ 12,573	6.62%
Taxable securities	48,527	1,218	5.06%	57,710	1,252	4.37%
Tax-exempt securities(2)	31,563	950	6.07%	25,287	762	6.08%
FHLB stock	3,017	43	2.87%	3,017	42	2.81%
Other	4,786	125	5.27%	5,094	116	4.59%

Total(2)	468,274	15,818	6.81%	474,037	14,745	6.27%

Non-interest-earning assets:
Cash and due from banks	10,280			11,169
Premises and equipment, net	11,415			12,462
Cash surrender value ins	6,568			4,845
Other assets	5,292			5,638
Allowance for loan losses	(4,597)			(4,251)

Total	$ 497,232			$ 503,900

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 82,199	$ 1,236	3.03%	$ 83,091	$ 1,137	2.76%
Money market deposits	67,604	1,144	3.41%	66,282	923	2.81%
Time deposits	187,444	4,433	4.77%	193,790	3,962	4.12%
FHLB borrowings	54,160	1,189	4.43%	55,249	1,157	4.22%
Other borrowings	10,010	224	4.51%	5,228	91	3.51%
Junior sub. Debentures	7,732	227	5.92%	7,732	227	5.92%

Total	409,149	8,453	4.17%	411,372	7,497	3.68%

Non-interest-bearing liabilities:
Demand deposits	49,120			53,202
Other liabilities	3,928			3,582
Stockholders’ equity	35,035			35,744

Total	$ 497,232			$ 503,900

Net interest income		$ 7,365			$ 7,248
Rate spread			2.64%			2.59%
Net yield on interest-earning assets			3.17%			3.08%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2007 compared to 2006
	increase (decrease) due to(1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ (90)	$ 999	$ 909
Taxable securities	(230)	196	(34)
Tax-exempt securities(2)	189	(1)	188
FHLB stock	–	1	1
Other interest income	(8)	17	9

Total	(139)	1,212	1,073

Interest paid on:
Savings and demand deposits	(13)	112	99
Money market deposits	22	199	221
Time deposits	(150)	621	471
FHLB borrowings	(24)	56	32
Other borrowings	107	26	133
Junior subordinated debentures	–	–	–

Total	(58)	1,014	956

Net interest earnings	$ (81)	$ 198	$ 117

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  PSB’s provision for loan losses was $120 in the second quarter of both 2007 and 2006.  Year to date provision for loan losses was $240 and $255 for the six months ended June 30, 2007 and 2006, respectively.  Annualized net charge-offs were .00% and .24% during the June 2007 and 2006 quarters, respectively.  Year to date annualized net charge-offs (recoveries) were (.01%) and .12% for June 2007 and 2006, respectively.

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

NONINTEREST INCOME

Total noninterest income for the quarter ended June 30, was $1,001 and $877 in 2007 and 2006, respectively.  If the impact to noninterset income from the swap was excluded, noninterest income would have been $1,001 in the June 2007 quarter and $994 in the June 2006 quarter.  Total noninterest income for the six months ended June 30, was $1,842 and $1,499 in 2007 and 2006, respectively.  If the impact to noninterset income from the swap was excluded, noninterest income would have been $1,825 through June 2007 compared to $1,829 through June 2006.  Prior year June 2006 quarterly noninterest income included a nonrecurring gain on sale of the student loan portfolio totaling $69.

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

As regular monthly swap settlement payments made during the year ended December 31, 2006 reduced the swap liability and as market interest rate expectations reduced the projected swap liability, PSB elected to repay the October 2008 maturity swap in full during the March 2007 quarter with a payment of $115.  Table 16 below summarizes the impact to pre-tax income from interest rate swap activity.

Table 16:  Interest Rate Swap Net Expense

	Quarter ended June 30		Six months ended June 30
(dollars in thousands)	2007	2006	2007	2006

Net monthly settlement expense	$ –	$ 20	$ 15	$ 28
Net change in unrealized fair value liability (income) expense	–	97	(32)	302

Total swap (income) expense during the period	$ –	$ 117	$ (17)	$ 330
Decrease (increase) to earnings per share	$ –	$ 0.04	$ (0.01)	$ 0.12

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of June 30, 2007.

Table 17:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of June 30, 2007 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 80,670	$ 499	$ 2,494	$ 360
MPF125 Program (closed loan program)	86,497	977	1,075	532

Total FHLB MPF serviced loans	$ 167,167	$ 1,476	$ 3,569	$ 892

FHLB MPF Program elements as a percentage of principal serviced:

	June 30, 2007		December 31, 2006
As of period ended:	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.62%	1.13%	0.57%	1.08%
FHLB funded first loss account	3.09%	1.24%	2.85%	1.21%
Multiple of FHLB funded loss account to
PSB credit enhancement	4.98	1.10	5.00	1.12
Mortgage servicing right, net	0.45%	0.62%	0.46%	0.61%

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

NONINTEREST EXPENSE

Noninterest operating expenses decreased $22 from $3,044 in the June 2006 quarter to $3,022 in the June 2007 quarter.  Year to date, noninterest operating expenses increased $120, or 2.0% from $5,986 in the six months ended June 2006 to $6,106 in the six months ended June 2007.

Salaries and employee benefits expense continues to run at levels less than the prior year, totaling $1,774 and $3,511 for the quarter and six months ended June 30, 2007, respectively, compared to $1,792 and $3,606 for the same periods in the prior year.  Lower employee health insurance expense has been a significant driver to lower costs, with year to date savings through June 2007 of $103 compared to 2006.  Benefits savings were achieved from more active management of self-funded plan expenses, moderately higher benefit deductibles, and a lower number of employee claims.  This level of savings is not expected to continue for the remainder of 2007.

Expenses other than salaries and benefits totaled $1,248 in the June 2007 quarter compared to $1,252 in the June 2006 quarter, a decrease of $4. Year to date expenses other than salaries and benefits totaled $2,595 through June 2007 compared to $2,380 through June 2006, an increase of $215, or 9.0%

It should be noted that the June 2007 quarter benefited from reimbursement of legal fees on PSB’s ongoing income tax issue regarding TEFRA interest deductibility currently under Tax Court review totaling $50.  These fees were expensed in the March 2007 quarter, but reimbursed to PSB by the Wisconsin Bankers’ Association (WBA) who had raised member funds and organized reimbursement of legal defense costs since late 2005.  PSB may incur further legal fees on its tax case, and there is no guarantee that future expenses to defend the case will be reimbursed by the WBA.  Separate from this credit to legal expenses, quarterly operating expenses before wages and benefits increased $46, or 3.7%.  The increase over the June 2006 quarter was due to approximately $40 of consulting costs related to compliance with Section 404 of the Sarbanes-Oxley Act (“SOX 404”).  There were no significant SOX 404 costs in the June 2006 quarter.

Year to date consulting costs relative to compliance with SOX 404 have totaled $109 through June 2007.  In addition, PSB recorded a long-term donation commitment for a qualifying community reinvestment project during March 2007 totaling $44.  All other changes in other operating expenses before salaries and benefits totaled $62 which was driven by marketing and technology costs including costs to create and rollout the new Rewards Checking product.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

April 2007	–	$ –	–	40,000
May 2007	20,000	28.63	20,000	20,000
June 2007	5,000	29.25	5,000	15,000

Quarterly totals	25,000	$ 28.75	25,000	15,000

Sales of Unregistered Securities

On May10, 2007, a total of 958 shares of PSB common stock were issued pursuant to the exercise of an option granted under the 2001 Stock Option Plan.  The exercise was at a price of $15.83 per share, or an aggregate of $15,165.  The option and the underlying common stock issued were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(11) as the optionee was a resident of the state of Wisconsin.

Item 4.  Submission of Matters to a Vote of Securities Holders

The annual meeting of shareholders of the Company was held on April 17, 2007.  The only matter voted upon was the election of directors.  The number of votes cast for, or withheld, were as follows:

	For	Withheld
Gordon P. Connor	1,149,182	35,149
Patrick L. Crooks	1,171,384	12,947
William J. Fish	1,172,558	11,773
Charles A. Ghidorzi	1,169,408	14,923
Gordon P. Gullickson	1,170,463	13,868
Peter W. Knitt	1,172,278	12,053
David K. Kopperud	1,172,309	12,022
Thomas R. Polzer	1,172,434	11,897
William M. Reif	1,172,558	11,773
Thomas A. Riiser	1,172,558	11,773
John H. Sonnentag	1,148,563	35,768

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

August 10, 2007

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002