Form 10-Q
period 2007-09-30
PSB HOLDINGS INC /WI/
filed 2007-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐

No  ☒

The number of common shares outstanding at November 6, 2007 was 1,544,711.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2007

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2007 (unaudited) and December 31, 2006
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Nine Months Ended September 30, 2007 (unaudited)	3

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2007 and 2006 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	29

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2007 unaudited, December 31, 2006 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2007	2006

Assets
Cash and due from banks	$ 7,336	$ 14,738
Interest-bearing deposits and money market funds	3,214	1,048
Federal funds sold	4,059	9,756

Cash and cash equivalents	14,609	25,542

Securities available for sale (at fair value)	90,550	80,009
Loans held for sale	581	1,001
Loans receivable, net	380,518	369,749
Accrued interest receivable	2,793	2,464
Foreclosed assets	378	464
Premises and equipment, net	11,217	11,469
Mortgage servicing rights, net	887	908
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	6,872	5,900
Other assets	1,762	1,317

TOTAL ASSETS	$ 513,184	$ 501,840

Liabilities
Non-interest-bearing deposits	$ 48,805	$ 55,083
Interest-bearing deposits	351,316	336,332

Total deposits	400,121	391,415

Federal Home Loan Bank advances	56,000	60,000
Other borrowings	9,859	3,995
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,100	4,251

Total liabilities	477,812	467,393

Stockholders’ equity
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Additional paid-in capital	9,496	9,645
Retained earnings	33,280	30,967
Accumulated other comprehensive loss	(14)	(105)
Treasury stock, at cost – 342,468 and 297,223 shares, respectively	(9,277)	(7,947)

Total stockholders’ equity	35,372	34,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 513,184	$ 501,840

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2007	2006	2007	2006

Interest and dividend income:
Loans, including fees	$ 6,918	$ 6,521	$ 20,348	$ 19,053
Securities:
Taxable	642	641	1,860	1,893
Tax-exempt	325	266	952	769
Other interest and dividends	128	68	296	226

Total interest and dividend income	8,013	7,496	23,456	21,941

Interest expense:
Deposits	3,619	3,275	10,432	9,297
FHLB advances	656	660	1,845	1,817
Other borrowings	128	52	352	143
Junior subordinated debentures	113	113	340	340

Total interest expense	4,516	4,100	12,969	11,597

Net interest income	3,497	3,396	10,487	10,344
Provision for loan losses	120	120	360	375

Net interest income after provision for loan losses	3,377	3,276	10,127	9,969

Noninterest income:
Service fees	339	380	970	1,033
Mortgage banking	215	198	664	631
Investment and insurance sales commissions	141	118	471	398
Net loss on sale of securities	–	(472)	–	(472)
Increase in cash surrender value of life insurance	67	53	193	144
Change in fair value of interest rate swap	–	135	32	(167)
Gain on sale of land held for branching	–	389	–	389
Other noninterest income	165	111	439	455

Total noninterest income	927	912	2,769	2,411

Noninterest expense:
Salaries and employee benefits	1,648	1,642	5,159	5,248
Occupancy and facilities	455	449	1,423	1,374
Data processing and other office operations	187	180	607	561
Advertising and promotion	96	63	249	185
Other noninterest expenses	489	450	1,543	1,402

Total noninterest expense	2,875	2,784	8,981	8,770

Income before provision for income taxes	1,429	1,404	3,915	3,610
Provision for income taxes	408	439	1,087	1,056

Net income	$ 1,021	$ 965	$ 2,828	$ 2,554
Basic earnings per share	$ 0.66	$ 0.60	$ 1.80	$ 1.54
Diluted earnings per share	$ 0.66	$ 0.60	$ 1.79	$ 1.53

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2007 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2007	$ 1,887	$ 9,645	$ 30,967	$ (105)	$ (7,947)	$ 34,447

Comprehensive income:
Net income			2,828			2,828
Unrealized gain on securities
available for sale, net of tax				91		91

Total comprehensive income						2,919

Purchase of treasury stock					(1,700)	(1,700)
Proceeds from stock options issued out
of treasury		(149)			370	221
Cash dividends declared $.33 per share			(515)			(515)

Balance September 30, 2007	$ 1,887	$ 9,496	$ 33,280	$ (14)	$ (9,277)	$ 35,372

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006 – unaudited

(dollars in thousands)	2007	2006

Cash flows from operating activities:

Net income	$ 2,828	$ 2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,155	1,269
Provision for loan losses	360	375
Deferred net loan origination costs	(382)	(434)
Gain on sale of loans	(357)	(361)
Recapture of servicing right valuation allowance	(16)	(33)
Gain on sale of premises and equipment	–	(390)
Gain on sale of foreclosed assets	(4)	(17)
Loss on sale of securities	–	472
Increase in cash surrender value of life insurance	(193)	(144)
Changes in operating assets and liabilities:
Accrued interest receivable	(329)	(362)
Other assets	(497)	122
Other liabilities	(151)	(720)

Net cash provided by operating activities	2,414	2,331

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	7,547	23,164
Payment for purchase of securities available for sale	(17,850)	(15,087)
Net (increase) decrease in loans	(10,550)	749
Capital expenditures	(415)	(155)
Proceeds from sale of premises and equipment	–	850
Proceeds from sale of foreclosed assets	124	389
Purchase of bank-owned life insurance	(779)	(894)

Net cash provided by (used in) investing activities	(21,923)	9,016

Consolidated Statements of Cash Flows, continued

	2007	2006

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(6,278)	(6,057)
Net increase (decrease) in interest-bearing deposits	14,984	(2,088)
Proceeds from FHLB advances	16,000	12,000
Repayments of FHLB advances	(20,000)	(6,000)
Net increase (decrease) in other borrowings	5,864	(1,339)
Dividends declared	(515)	(512)
Proceeds from exercise of stock options	221	22
Purchase of treasury stock	(1,700)	(3,704)

Net cash provided by (used in) financing activities	8,576	(7,678)

Net increase (decrease) in cash and cash equivalents	(10,933)	3,669
Cash and cash equivalents at beginning	25,542	26,604

Cash and cash equivalents at end	$ 14,609	$ 30,273

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 12,931	$ 11,518
Income taxes	1,410	1,380

Noncash investing and financing activities:

Loans charged off	$ 33	$ 248
Loans transferred to foreclosed assets	37	1,110

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of September 30, 2007, 4,747 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.95 per share.  During the nine months ended September 30, 2007, and 2006, options were exercised with respect to 13,755 shares at an average price of $16.14 per share (in 2007), and with respect to 1,385 shares at an average price of $15.82 per share (in 2006).  Options to purchase 1,084 shares at $15.83 lapsed during the nine months ended September 30, 2007.  The total estimated intrinsic value of options exercised was $168 and $21 during the nine months ended September 30, 2007 and 2006, respectively.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2007	2006	2007	2006

Net income	$ 1,021	$ 965	$ 2,828	$ 2,554

Weighted average shares outstanding	1,553,952	1,600,364	1,572,072	1,663,222
Effect of dilutive stock options outstanding	4,105	9,501	5,933	9,635

Diluted weighted average shares outstanding	1,558,057	1,609,865	1,578,005	1,672,857

Basic earnings per share	$ 0.66	$ 0.60	$ 1.80	$ 1.54
Diluted earnings per share	$ 0.66	$ 0.60	$ 1.79	$ 1.53

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2007	2006	2007	2006

Net income	$ 1,021	$ 965	$ 2,828	$ 2,554
Unrealized gain on securities
available for sale, net of tax	836	615	91	48
Reclassification adjustment for security
loss included in net income, net of tax	–	303	–	303

Comprehensive income	$ 1,857	$ 1,883	$ 2,919	$ 2,905

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs less loans in process and the allowance for loan losses.

Interest on loans is credited to income as earned.  Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income.  After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received and the collection of principal becomes reasonably assured.  All payments collected while a loan is in nonaccrual status are credited against outstanding loan principal.  Interest income recognition on loans considered to be impaired under current accounting standards is consistent with the recognition on all other loans.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the underlying loan.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.  Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date.  The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

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

NOTE 7 – INCOME TAXES

The Internal Revenue Service (IRS) has audited PSB’s federal income tax returns for 1999 through 2002, and has disallowed a portion of the Bank’s interest deductions for such years.  The IRS asserts that PSB owes an additional $184 of tax including interest, which PSB paid in 2005 following the audit.  The IRS’s contention is that municipal bonds owned by the Bank’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank’s allowable interest expense deduction.  The IRS has made the same adjustment for other Wisconsin banks that have Nevada investment subsidiaries.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.

On November 1, 2007, the Tax Court decided for PSB on each significant point in the case.  Based on this decision, PSB should receive a refund of previous payments relative to the case of approximately $200.  In accordance with FIN 48 (discussed in Note 11 below), PSB is evaluating this Tax Court decision and the ability to recognize an income benefit of $200 concerning this formerly uncertain tax position in the December 2007 quarter.  The IRS may appeal the findings in the case and must submit its request for appeal by early 2008.

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

NOTE 10 – HOLDING COMPANY LINE OF CREDIT

During 2007, PSB entered into a line of credit at the parent holding company level for advances up to $1 million which expires in March 2008.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (LIBOR) plus 1.50%.  As of September 30, 2007 no advances were outstanding on the line.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on September 30, 2007, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item I of PSB’s Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and, from time to time, in PSB’s other filings with the Securities and Exchange Commission.  PSB does not intend to update forward-looking statements.  Additional risk factors relating to an investment in PSB common stock are described under Item 1A of its 2006 Form 10-K.

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

2007 third quarter net income was $.66 per diluted share, up from $.60 per share during the September 2006 quarter.  Year to date diluted earnings per share were $1.79 and $1.53 for the nine months ended September 30, 2007 and 2006, respectively, an increase of 17.0%.  Prior year earnings during the nine months ended September 2006 were reduced from recording an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  The $10 million variable rate swap liability was prepaid in the March 2007 quarter with a final payment of $115.  Year to date earnings per share before the impact of marking the swap to fair value and all related swap settlement payment expense would have been $1.78 and $1.61 in 2007 and 2006, respectively, an increase of 10.6%.

Return on average assets based on net income for the quarter and nine months ended September 30, 2007 was .79% and .75%, respectively.  Return on average assets based on net income for the quarter and nine months ended September 30, 2006 was .76% and .68%, respectively.  Return on average stockholders’ equity based on net income for the quarter and nine months ended September 30, 2007 was 11.70% and 10.83%, respectively.  Return on average equity based on net income for the quarter and nine months ended September 30, 2006 was 11.48% and 9.73%, respectively.

Assets at September 30, 2007 were $513.2 million, compared to $501.8 million at December 31, 2006, and $500.7 million at September 30, 2006.  Total loans receivable were $380.5 million at September 30, 2007 compared to $369.7 million at December 31, 2006 and $370.0 million at September 30, 2006.  Loan growth of $10.8 million since December 31, 2006 was funded by a decrease in cash and cash equivalents of $10.9 million during the nine months ended September 30, 2007.

Total deposits of $400.1 million at September 30, 2007 increased $8.7 million from December 31, 2006, and increased $7.7 million since September 30, 2006.  However, these increases were driven by two unrelated customers whose $12.8 million in increased deposits are not expected to be retained beyond 2007.  At September 30, 2007, PSB had invested $10.0 million of these funds in short-term secured and unsecured commercial paper issued by Wisconsin based companies which are classified as securities available for sale.  None of these commercial paper investments are tied to sub-prime mortgage activities.

Tax adjusted net interest margin was 3.05% during the September 2007 quarter compared to 3.22% in the June 2007 quarter and 2.99% during the September 2006 quarter.  Loan yields during the June 2007 quarter benefited from a large loan prepayment penalty as well as recognition of deferred interest income upon repayment of a separate large nonaccrual loan.  Quarterly June 2007 net interest margin would have been 3.13% before these special items.  The September 2007 quarterly net margin declined to 3.05% compared to the pro-forma June 2007 quarter as loan yields increased just .02% to 7.11% while savings and demand deposit costs increased .12% to 3.32%.  Year to date net interest margin was 3.13% through September 2007 compared to 3.05% through the nine months ended September 2006.  PSB expects net interest margin for the December 2007 quarter to continue at the level seen during the September 2007 quarter.

Savings and demand deposit interest costs increased during the September 2007 quarter as some existing customers moved funds out of low rate “core” savings and noninterest bearing demand deposits into PSB’s new Rewards Checking account.  During 2007, PSB introduced Rewards Checking as part of a long-term program to attract local depositors and cross-sell other retail products.  Rewards Checking currently pays an above market interest rate of 6.01% annual percentage yield on the first $25,000 to customers meeting account usage requirements including debit card usage, e-banking, and ACH deposit or payment.  Debit card interchange income, overdraft fee income, and increased technology efficiencies lower the overall net cost of the deposit to levels less than equivalent wholesale funding.  Rewards Checking is expected to become a significant funding source for PSB going forward.

Year to date annualized net charge-offs were .00% and .06% through September 2007 and 2006, respectively.  At September 30, 2007, the allowance for loan losses was 1.25% of total loans compared to 1.17% a year earlier.  Nonperforming loans were 1.13% of total loans at September 30, 2007, 1.14% at December 31, 2006, and 1.15% at September 30, 2006.  Existing nonaccrual loans are spread over unrelated borrowers, with the top five largest nonaccrual relationships totaling $1.2 million principal in the aggregate (33% of total nonaccrual balances).  PSB applies all payments received on nonaccrual loans to principal until the loan is returned to accrual status.

The Internal Revenue Service (IRS) audited PSB’s federal income tax returns for 1999 through 2002, and disallowed a portion of the Bank’s interest deductions for such years.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.  On November 1, 2007, the Tax Court decided for PSB on each significant point in the case.  Based on the decision, PSB should receive a refund of previous payments relative to the case of approximately $200.  In accordance with FIN 48, PSB is evaluating this Tax Court decision and the ability to recognize an income benefit of $200 concerning this formerly uncertain tax position in the December 2007 quarter.  The IRS may appeal the findings in the case and must submit its request for appeal by early 2008.

At the April 17, 2007 annual stockholders’ meeting, PSB announced its intent to repurchase 40,000 shares (approximately 2.5% of outstanding shares) from time to time during the remainder of 2007 at current market prices.  During the September 2007 quarter, this buyback was completed when 15,000 shares were repurchased at an average price of $28.60 per share.  In addition, 9,000 shares were repurchased at an average price of $28.56 to offset shares issued to satisfy exercised PSB stock options.  Year to date through September 30, 2007, PSB repurchased a total of 59,000 shares at an average purchase price of $28.81 per share.  Stock buybacks during 2006 and 2007 have contributed to the increase in earnings per share.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At September 30, 2007, total assets were $513,184, an increase of $11,344, or 2.3% over December 31, 2006.  Most of the current year increase in total assets has occurred during the September 2007 quarter.  Changes in assets since June 30, 2007 and December 31, 2006 consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2007		September 30, 2007
	$	%	$	%

Investment securities	$ 10,756	13.5%	$ 10,541	13.2%
Cash and cash equivalents	3,828	35.5%	(10,933)	-42.8%
Bank-owned life insurance	66	1.0%	972	16.5%
Commercial, industrial and agricultural loans	(295)	-0.3%	5,193	5.1%
Residential real estate mortgage and home equity loans	(600)	-0.5%	(10)	0.0%
Other assets (various categories)	(625)	-3.1%	(186)	-0.9%
Commercial real estate mortgage loans	(2,909)	-1.7%	5,767	3.6%

Total increase in assets	$ 10,221	2.0%	$ 11,344	2.3%

The change in net assets impacted funding sources since June 30, 2007 and December 31, 2006 as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2007		September 30, 2007
	$	%	$	%

Core deposits (including MMDA)	$ 11,019	4.1%	$ 6,838	2.5%
Retail certificates of deposit > $100	8,681	16.6%	9,542	18.6%
Stockholders’ equity	1,316	3.9%	925	2.7%
Other liabilities and debt (various categories)	(134)	-1.1%	(151)	-1.3%
Other borrowings	(891)	-8.3%	5,864	146.8%
FHLB advances	(4,000)	-6.7%	(4,000)	-6.7%
Wholesale certificates of deposit	(5,770)	-8.7%	(7,674)	-11.3%

Total increase in liabilities and stockholders’ equity	$ 10,221	2.0%	$ 11,344	2.3%

The large increase in retail deposits and total assets was related to  acquisition of two large unrelated deposit accounts totaling approximately $12.8 million.  Most of the funds are not expected to be retained beyond December 31, 2007.  Therefore, a portion of the deposit growth was invested in $10 million of non-rated commercial paper investments classified as securities available for sale at September 30, 2007 with final maturities on October 31, 2007.

The decline in commercial real estate loans was due to a significant borrower who obtained final fixed rate financing using secondary market sources on a construction loan originated by PSB.  The construction loan carried an approximately $3.6 million balance at June 30, 2007.

The significant increase in other borrowings is due primarily to PSB entering into a new $7 million structured repurchase agreement closed in the March 2007 quarter.

Table 3:  Period-End Loan Composition

	September 30,		September 30,		December 31, 2006
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2007	2006	2007	2006	Dollars	of total

Commercial, industrial and agricultural	$ 106,173	$ 96,153	27.5%	25.7%	$ 100,980	26.9%
Commercial real estate mortgage	165,718	165,199	43.0%	44.0%	159,951	42.6%
Residential real estate mortgage	92,647	96,334	24.0%	25.7%	96,017	25.6%
Residential real estate loans held for sale	581	395	0.2%	0.1%	1,001	0.3%
Consumer home equity	16,383	12,233	4.2%	3.3%	12,603	3.4%
Consumer and installment	4,426	4,484	1.1%	1.2%	4,676	1.2%

Totals	$ 385,928	$ 374,798	100.0%	100.0%	$ 375,228	100.0%

The loan portfolio is PSB’s primary asset subject to credit risk.  PSB’s process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income.   PSB applies all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

The aggregate amount of nonperforming assets decreased $27 (0.6%) at September 30, 2007 to $4,718 compared to December 31, 2006 and decreased $700 (12.9%) compared to September 30, 2006.  However, nonperforming loans increased by $611 (14.9%) over the June 2007 quarter end total.  Despite the increase in nonaccrual loans since June 30, 2007, the existing portfolio of nonaccrual loans is spread over many unrelated borrowers and industries.  The largest nonaccrual loan relationship is approximately $339 which is secured by residential real estate with a loan to value less than 80%.  Total nonaccrual loan principal for the top 5 relationships was approximately $1.2 million in the aggregate representing approximately 33% of total nonaccrual balances.  All nonaccrual loans are secured by collateral or guarantees so as to limit the extent of expected final loan charge-off.  Despite higher nonperforming asset levels, PSB does not expect a significant increase in its typical annual net charge-offs at this time.

Table 4:  Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Allowance for loan losses at beginning	$ 4,728	$ 4,210	$ 4,478	$ 4,180

Provision for loan losses	120	120	360	375
Recoveries on loans previously charged-off	2	44	24	63
Loans charged off	(21)	(4)	(33)	(248)

Allowance for loan losses at end	$ 4,829	$ 4,370	$ 4,829	$ 4,370

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 5:  Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2007	2006	2006

Nonaccrual loans	$ 3,683	$ 4,306	$ 4,281
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	657	1	–

Total nonperforming loans	4,340	4,307	4,281
Foreclosed assets	378	1,111	464

Total nonperforming assets	$ 4,718	$ 5,418	$ 4,745

Nonperforming loans as a % of gross loans receivable	1.13%	1.15%	1.14%

Total nonperforming assets as a % of total assets	0.92%	1.08%	0.95%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 66.2% of total assets at September 30, 2007 compared to 64.5% of total assets at December 31, 2006, and 63.2% at September 30, 2006.

Table 6:  Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2007		2006		2006
	$	%	$	%	$	%

Non-interest bearing demand	$ 48,805	12.2%	$ 55,288	14.1%	$ 55,083	14.1%
Interest-bearing demand and savings	81,370	20.3%	72,758	18.5%	78,876	20.2%
Money market deposits	77,440	19.4%	66,326	16.9%	67,050	17.1%
Retail time deposits less than $100	71,393	17.8%	68,487	17.5%	71,161	18.2%

Total core deposits	279,008	69.7%	262,859	67.0%	272,170	69.6%
Retail time deposits $100 and over	60,856	15.2%	53,513	13.6%	51,314	13.1%
Broker & national time deposits less than $100	1,040	0.3%	1,630	0.4%	1,532	0.4%
Broker & national time deposits $100 and over	59,217	14.8%	74,389	19.0%	66,399	16.9%

Totals	$ 400,121	100.0%	$ 392,391	100.0%	$ 391,415	100.0%

As noted previously concerning Balance Sheet Changes, the September 2007 quarter saw two large depositors increase account balances by approximately $12.8 million.  These funds were held in the money market and large retail time deposit categories.  If these account relationships were excluded, retail and local deposits were 65.4% of pro-forma total assets.  If PSB had not acquired these two large accounts, wholesale funding would have increased modestly during the three months ended September 30, 2007.  Federal Home Loan Bank advances, broker and national certificates of deposit, and structured repurchase agreements represent a significant portion of PSB’s total funding ability.  Wholesale funding levels relative to earning assets are expected to remain similar during the December 2007 quarter due to growth in seasonal balances from local government units.

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

During 2006, PSB began to offer a retail high yield MMDA deposit account in response to local competitive pressure and rising market interest rates for such funds.  High yield MMDA dollars increased from $27,808 at September 30, 2006, to $45,879 at September 30, 2007.  Approximately $5 million of the increase came in the September 2007 quarter from one large account.  However, it appears a significant portion of the account growth came from existing MMDA dollars previously held by customers in PSB’s original “core” MMDA account.  At September 30, 2006, the original “core rate” MMDA held $25,446 of balances which has declined to $17,328 of balances as of September 30, 2007.  PSB expects a similar level of disintermediation to continue during the remainder of 2007.

During June 2007, PSB introduced a new retail interest-bearing checking account named Rewards Checking as part of a long-term program to attract local depositors and cross-sell other retail products.  Rewards Checking pays an above market interest rate of 6.01% annual percentage yield on the first $25,000 to customers meeting account usage requirements including debit card usage, e-banking, and ACH deposit or payment.  Debit card interchange income, overdraft fee income, and increased technology efficiencies lower the overall net cost of the deposit to levels less than equivalent wholesale funding.  Rewards Checking is expected to become a significant funding source for PSB going forward.  Growth in the interest-bearing demand deposit category during the September 2007 relative to December 31, 2006 is due to growth in Reward Checking balances.

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-End Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $10,364 at September 30, 2007, $10,367 at December 31, 2006, and $10,300 at September 30, 2006.  Although classified as retail time deposits in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 11.7%, 13.5%, and 15.2% at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.  Brokered deposits as a percentage of total assets are expected to increase in the coming year.

Table 7:  Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2007	2006	2006

Total time deposits $100 and over	$ 120,073	$ 127,902	$ 117,713
Total broker and national time deposits	60,257	76,019	67,931
Total retail time deposits	132,249	122,000	122,475
Core deposits, including money market deposits	279,008	262,859	272,170

Table 8:  Change in Deposit Balance since Prior Period Ended

	September 30, 2006		December 31, 2006
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ (7,829)	-6.1%	$ 2,360	2.0%
Total broker and national time deposits	(15,762)	-20.7%	(7,674)	-11.3%
Total retail time deposits	10,249	8.4%	9,774	8.0%
Core deposits, including money market deposits	16,149	6.1%	6,838	2.5%

Table 9:  Available but Unused Funding Sources other than Retail Deposits

	September 30, 2007		December 31, 2006
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 32,500	$ –	$ 32,500	$ –
FHLB advances under blanket mortgage lien	13,852	56,000	23,783	60,000
Repurchase agreements	13,323	9,859	25,092	3,995
Wholesale market time deposits	42,380	60,257	32,437	67,931

Totals	$102,055	$ 126,116	$ 113,812	$ 131,926

Funding as a percent of total assets	19.9%	24.6%	22.7%	26.3%

Total FHLB advances in excess of approximately $60,000 require PSB to purchase additional FHLB stock equal to 5% of the advance amount.  PSB was recently informed by the FHLB that dividends on their stock will be discontinued until their profits improve (which is not expected during 2008).  Therefore, significant additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

The table below presents maturity repricing information as of September 30, 2007.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

	September 30, 2007
(dollars in thousands)	0-90 days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$ 137,519	$ 40,789	$ 53,813	$ 66,675	$ 74,742	$ 12,390	$ 385,928
Securities	18,142	4,073	8,554	12,989	20,973	25,819	90,550
FHLB stock						3,017	3,017
CSV bank-owned life insurance						6,872	6,872
Other earning assets	7,273						7,273

Total	$ 162,934	$ 44,862	$ 62,367	$ 79,664	$ 95,715	$ 48,098	$ 493,640
Cumulative rate
sensitive assets	$ 162,934	$ 207,796	$ 270,163	$ 349,827	$ 445,542	$ 493,640

Interest-bearing liabilities
Interest-bearing deposits	$ 166,942	$ 22,297	$ 66,627	$ 31,610	$ 31,616	$ 32,224	$ 351,316
FHLB advances	5,000	7,000	7,000	21,000	16,000		56,000
Other borrowings	1,242		769	400	7,448		9,859
Junior subordinated debentures					7,732		7,732

Total	$ 173,184	$ 29,297	$ 74,396	$ 53,010	$ 62,796	$ 32,224	$ 424,907
Cumulative interest
sensitive liabilities	$ 173,184	$ 202,481	$ 276,877	$ 329,887	$ 392,683	$ 424,907

Interest sensitivity gap for
the individual period	$ (10,250)	$ 15,565	$ (12,029)	$ 26,654	$ 32,919	$ 15,874
Ratio of rate sensitive assets
to rate sensitive liabilities
for the individual period	94.1%	153.1%	83.8%	150.3%	152.4%	149.3%

Cumulative interest
Sensitivity gap	$ (10,250)	$ 5,315	$ (6,714)	$ 19,940	$ 52,859	$ 68,733
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	94.1%	102.6%	97.6%	106.0%	113.5%	116.2%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at September 30, 2007, December 31, 2006, and September 30, 2006, was 5.4%, 10.1%, and 10.5% respectively.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	September 07	December 06	September 06

Cumulative 1 year gap ratio
Base	98%	95%	96%
Up 200	93%	92%	91%
Down 200	103%	103%	100%

Change in Net Interest Income – Year 1
Up 200 during the year	-0.2%	-2.9%	-0.9%
Down 200 during the year	-1.4%	0.8%	-1.0%

Change in Net Interest Income – Year 2
No rate change (base case)	0.3%	4.6%	2.9%
Following up 200 in year 1	-0.3%	-0.7%	-1.1%
Following down 200 in year 1	-0.3%	3.1%	0.4%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At September 30, 2007, December 31, 2006, and September 30, 2006, PSB’s core funding utilization ratio was projected to be 57%, 57%, and 61%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders’ equity increased $925 to $35,372 during the nine months ended September 30, 2007.  Net book value per share increased from $21.67 per share at December 31, 2006, to $22.90 per share at September 30, 2007, an increase of 5.7%.  Approximately 78% of year to date net income was paid out to shareholders in dividends or used to repurchase treasury stock.  At the April 17, 2007 annual stockholders’ meeting, PSB announced its intent to repurchase 40,000 shares (approximately 2.5% of outstanding shares) from time to time during the remainder of 2007 at current market prices.  During the September 2007 quarter, this buyback was completed when 15,000 shares were repurchased at an average price of $28.60 per share.  In addition, 9,000 shares were repurchased at an average price of $28.56 to offset shares issued to satisfy exercised PSB stock options.  Year to date through September 30, 2007, PSB repurchased a total of 59,000 shares at an average purchase price of $28.81 per share.

During 2006, PSB announced and completed a tender offer buyback for 100,000 shares of common stock (approximately 5.9% of the shares outstanding).  The tender offer shares were repurchased at $33.75 per share for a total payment of $3,375 during the June 2007 quarter.  Year to date through September 30, 2006, PSB repurchased a total of 110,500 shares at an average purchase price of $33.52 per share.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of September 30, 2007, and December 31, 2006, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Average tangible stockholders’ equity to average assets was 6.91% during the September 2007 quarter, 6.96% during the December 2006 quarter, and 6.79% during the September 2006 quarter.

During the nine months ended September 30, 2007, 13,755 treasury shares were re-issued to fund an exercise of employee stock options, exercised at an average price of $16.14 per share.  These option exercises had a total intrinsic value of $168 upon exercise.  Refer to Note 2 to the Consolidated Financial Statements for additional details on the PSB stock compensation plan.

Table 12:  Capital Ratios – Consolidated Holding Company

	September 30,		December 31,
(dollars in thousands)	2007	2006	2006

Stockholders’ equity	$ 35,372	$ 34,196	$ 34,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(89)	(89)	(91)
Unrealized loss on securities available for sale	14	191	105

Tier 1 regulatory capital	42,797	41,798	41,961
Add: allowance for loan losses	4,829	4,370	4,478

Total regulatory capital	$ 47,626	$ 46,168	$ 46,439

Total assets	$ 513,184	$ 500,665	$ 501,840
Disallowed mortgage servicing right assets	(89)	(89)	(91)
Unrealized loss on securities available for sale	14	191	105

Tangible assets	$ 513,109	$ 500,767	$ 501,854

Risk-weighted assets (as defined by current regulations)	$ 424,229	$ 392,879	$ 390,040

Tier 1 capital to average tangible assets (leverage ratio)	8.39%	8.30%	8.43%
Tier 1 capital to risk-weighted assets	10.09%	10.64%	10.76%
Total capital to risk-weighted assets	11.23%	11.75%	11.91%

RESULTS OF OPERATIONS

PSB generated September 2007 quarterly earnings per share of $.66 on net income of $1,021, up from $.64 per share on net income of $1,008 in the recent June 2007 quarter, and up from $.60 per share on net income of $965 in the third quarter of 2006.  Year to date earnings per share through September 2007 were $1.79 on net income of $2,828 compared to $1.53 per share on net income of $2,554 through September 2006.

Prior year earnings during the nine months ended June 2006 were reduced from recording an interest rate swap at fair value without the ability to offset the liability against the hedged certificate of deposit.  The $10 million variable rate swap liability was prepaid in the March 2007 quarter with a final payment of $115.  Year to date earnings per share before the impact of marking the swap to fair value and all related swap settlement payment expense would have been $1.78 and $1.61 in 2007 and 2006, respectively.  Refer to Table 16 in this Quarterly Report on Form 10-Q for a breakdown of the interest rate swap expense during the periods ended September 30, 2007 and 2006.

Return on average assets based on net income for the quarter and nine months ended September 30, 2007 was .79% and .75%, respectively.  Return on average assets based on net income for the quarter and nine months ended September 30, 2006 was .76% and .68%, respectively.

Return on average stockholders’ equity based on net income for the quarter and nine months ended September 30, 2007 was 11.70% and 10.83%, respectively.  Return on equity based on net income for the quarter and nine months ended September 30, 2006 was 11.48% and 9.73%, respectively.  Book value per share was $22.90 at September 30, 2007 compared to $21.42 for the same date a year ago, an increase of 6.9%.  The following Table 13 presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

	Quarter ended
	Sept 30,	June 30,	March 31	Dec 31,	Sept 30,
(dollars in thousands, except per share data)	2007	2007	2007	2006	2006

Earnings and dividends:

Net interest income	$ 3,497	$ 3,565	$ 3,425	$ 3,428	$ 3,396
Provision for loan losses	$ 120	$ 120	$ 120	$ 120	$ 120
Other noninterest income	$ 927	$ 1,001	$ 841	$ 865	$ 912
Other noninterest expense	$ 2,875	$ 3,022	$ 3,084	$ 2,932	$ 2,784
Net income	$ 1,021	$ 1,008	$ 799	$ 873	$ 965

Basic earnings per share(3)	$ 0.66	$ 0.64	$ 0.50	$ 0.55	$ 0.60
Diluted earnings per share(3)	$ 0.66	$ 0.64	$ 0.50	$ 0.54	$ 0.60
Dividends declared per share(3)	$ –	$ 0.33	$ –	$ 0.32	$ –
Net book value per share	$ 22.90	$ 21.83	$ 22.14	$ 21.67	$ 21.42

Semi-annual dividend payout ratio	n/a	28.48%	n/a	27.68%	n/a
Average common shares outstanding	1,553,952	1,572,679	1,589,980	1,593,320	1,600,364

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 382,474	$ 379,084	$ 372,448	$ 370,256	$ 377,528
Assets	$ 509,947	$ 496,952	$ 497,349	$ 497,502	$ 503,209
Deposits	$ 395,508	$ 384,984	$ 387,803	$ 388,299	$ 393,093
Stockholders’ equity	$ 34,636	$ 35,135	$ 34,692	$ 34,463	$ 33,363

Performance ratios:

Return on average assets(1)	0.79%	0.81%	0.65%	0.70%	0.76%
Return on average stockholders’ equity(1)	11.70%	11.51%	9.34%	10.05%	11.48%
Average tangible stockholders’ equity to
average assets(4)	6.91%	7.11%	7.02%	6.96%	6.79%
Net loan charge-offs to average loans(1)	0.02%	0.00%	-0.01%	0.01%	-0.04%
Nonperforming loans to gross loans	1.13%	0.96%	0.96%	1.14%	1.15%
Allowance for loan losses to gross loans	1.25%	1.21%	1.22%	1.20%	1.17%
Net interest rate margin(1)(2)	3.05%	3.22%	3.13%	3.06%	2.99%
Net interest rate spread(1)(2)	2.53%	2.67%	2.62%	2.52%	2.47%
Service fee revenue as a percent of
average demand deposits(1)	2.75%	2.61%	2.57%	2.39%	2.71%
Noninterest income as a percent
of gross revenue	10.37%	11.34%	9.94%	10.25%	10.85%
Efficiency ratio(2)	62.27%	63.51%	69.32%	65.68%	62.28%
Noninterest expenses to average assets(1)	2.24%	2.44%	2.51%	2.34%	2.19%

Stock price information:

High	$ 29.00	$ 29.25	$ 30.35	$ 30.75	$ 32.65
Low	$ 27.10	$ 27.00	$ 28.00	$ 30.15	$ 30.00
Market value at quarter-end	$ 27.10	$ 27.75	$ 28.50	$ 30.25	$ 30.35

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  September 2007 quarter tax adjusted net interest income decreased $67 to $3,690 from the recent quarter ended June 30, 2007 but increased $132 from the prior year quarter ended September 30, 2006.  Quarterly and year to date product balances, yields, and costs are presented in Table 14A and 14B.

September quarterly net interest income declined compared to the prior June 2007 quarter due to special items in the June 2007 quarter.  Loan yields during the June 2007 quarter benefited by a total of $104 collected on a large loan prepayment penalty ($40) as well as deferred interest income upon repayment of a separate large nonaccrual loan ($64).  Quarterly June 2007 loan yield would have been 7.09% and net interest margin would have been 3.13% before these special items.

Tax adjusted net interest margin was 3.05% during the September 2007 quarter compared to 3.22% (3.13% on a proforma basis) in the June 2007 quarter and 2.99% during the September 2006 quarter.  Year to date net margin was 3.13% through September 2007 compared to 3.05% through the nine months ended September 2006.  On a linked quarter basis, September 2007 net margin decline as loan yields increased just .02% on a proforma basis while interest bearing savings and demand deposit costs increased .12%

Table 14A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended Sept 30, 2007			Quarter ended Sept 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 387,242	$ 6,944	7.11%	$ 381,814	$ 6,546	6.80%
Taxable securities	49,860	642	5.11%	57,195	641	4.45%
Tax-exempt securities(2)	32,631	492	5.98%	26,580	403	6.02%
FHLB stock	3,017	21	2.76%	3,017	24	3.16%
Other	8,019	107	5.29%	3,728	44	4.68%

Total(2)	480,769	8,206	6.77%	472,334	7,658	6.43%

Non-interest-earning assets:
Cash and due from banks	9,763			11,529
Premises and equipment, net	11,250			11,787
Cash surrender value insurance	6,831			5,516
Other assets	6,102			6,329
Allowance for loan losses	(4,768)			(4,286)

Total	$ 509,947			$ 503,209

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 81,591	$ 633	3.08%	$ 73,617	$ 521	2.81%
Money market deposits	72,996	658	3.58%	65,107	537	3.27%
Time deposits	192,017	2,328	4.81%	198,729	2,217	4.43%
FHLB borrowings	56,261	656	4.63%	60,000	660	4.36%
Other borrowings	11,550	128	4.40%	5,133	52	4.02%
Junior subordinated debentures	7,732	113	5.80%	7,732	113	5.80%

Total	422,147	4,516	4.24%	410,318	4,100	3.96%

Non-interest-bearing liabilities:
Demand deposits	48,904			55,640
Other liabilities	4,260			3,888
Stockholders’ equity	34,636			33,363

Total	$ 509,947			$ 503,209

Net interest income		$ 3,690			$ 3,558
Rate spread			2.53%			2.47%
Net yield on interest-earning assets			3.05%			2.99%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14B:  Net Interest Income Analysis (Nine Months)

(dollars in thousands)	Nine months ended Sept 30, 2007			Nine months ended Sept 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 382,725	$ 20,426	7.14%	$ 382,593	$ 19,119	6.68%
Taxable securities	49,038	1,860	5.07%	57,536	1,893	4.40%
Tax-exempt securities(2)	31,931	1,442	6.04%	25,723	1,165	6.06%
FHLB stock	3,017	64	2.84%	3,017	66	2.92%
Other	5,859	232	5.29%	4,634	160	4.62%

Total(2)	472,570	24,024	6.80%	473,503	22,403	6.33%

Non-interest-earning assets:
Cash and due from banks	10,115			11,290
Premises and equipment, net	11,358			12,235
Cash surrender value insurance	6,658			5,071
Other assets	5,567			5,871
Allowance for loan losses	(4,656)			(4,263)

Total	$ 501,612			$ 503,707

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 81,995	$ 1,869	3.05%	$ 79,899	$ 1,658	2.77%
Money market deposits	69,473	1,802	3.47%	65,899	1,460	2.96%
Time deposits	189,012	6,761	4.78%	195,454	6,179	4.23%
FHLB borrowings	54,876	1,845	4.50%	56,850	1,817	4.27%
Other borrowings	10,524	352	4.47%	5,196	143	3.68%
Junior subordinated debentures	7,732	340	5.88%	7,732	340	5.88%

Total	413,612	12,969	4.19%	411,030	11,597	3.77%

Non-interest-bearing liabilities:
Demand deposits	49,058			54,024
Other liabilities	4,044			3,572
Stockholders’ equity	34,898			35,081

Total	$ 501,612			$ 503,707

Net interest income		$ 11,055			$ 10,806
Rate spread			2.61%			2.56%
Net yield on interest-earning assets			3.13%			3.05%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2007 compared to 2006
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 7	$ 1,300	$ 1,307
Taxable securities	(322)	289	(33)
Tax-exempt securities(2)	280	(3)	277
FHLB stock	–	(2)	(2)
Other interest income	48	24	72

Total	13	1,608	1,621

Interest paid on:
Savings and demand deposits	48	163	211
Money market deposits	93	249	342
Time deposits	(230)	812	582
FHLB borrowings	(66)	94	28
Other borrowings	178	31	209
Junior subordinated debentures	–	–	–

Total	23	1,349	1,372

Net interest earnings	$ (10)	$ 259	$ 249

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  PSB’s provision for loan losses was $120 in the third quarter of both 2007 and 2006.  Year to date provision for loan losses was $360 and $375 for the nine months ended September 30, 2007 and 2006, respectively.  Annualized net charge-offs (recoveries) were .02% and (.04%) during the September 2007 and 2006 quarters, respectively.  Year to date annualized net charge-offs were .00% and .06% for September 2007 and 2006, respectively.

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

NONINTEREST INCOME

Total noninterest income for the quarter ended September 30, was $927 and $912 in 2007 and 2006, respectively.  However, the September 2006 quarter contained several special items impacting non-interest income.

Following a decision not to enter a nearby market with a stand alone de novo banking location, vacant land held for branching was sold during the September 2006 quarter for a gain of $389 ($236 after tax expense).

In response to falling long-term market rates in September 2006 and the ability to offset a securities loss against the one-time gain on sale of land held for branching, PSB sought to restructure its balance sheet for higher future earnings and to reduce interest rate sensitivity to falling rates by selling low yielding securities for a loss and reinvesting in longer-term higher yielding securities.  During the September 2006 quarter, PSB sold $17 million of securities which generated a loss of $472 ($303 after tax benefits).  Approximately $11 million of the sales proceeds was reinvested in higher coupon securities with the remainder of the funds used to repay wholesale funding.

During 2005, PSB entered into a $10 million interest rate swap (receive fixed, pay variable payments) to hedge the interest rate risk inherent in a fixed rate certificate of deposit that was later determined to not qualify for hedge accounting.  Eliminating the application of fair value hedge accounting in March 2006 caused PSB to mark the swap liability to fair value and generated a charge against noninterest income.  Following a decline in interest rates (which lowered the swap liability), this swap was prepaid in the March 2007 quarter with a final payment of $115 (swap final maturity was in October 2008).  Changes in the fair value of the swap liability and the monthly settlement payments were recorded as reductions to noninterest income.

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

Table 16:  Interest Rate Swap Net Expense

	Quarter ended Sept 30		Nine months ended Sept 30
(dollars in thousands)	2007	2006	2007	2006

Net monthly settlement expense	$ –	$ 29	$ 15	$ 57
Net change in unrealized fair value liability (income) expense	–	(135)	(32)	167

Total swap (income) expense during the period	$ –	$ (106)	$ (17)	$ 224

If the impact to noninterest income from the special items during September 2006 noted above were excluded, noninterest income would have been $927 in the September 2007 quarter and $889 in the September 2006 quarter.

Total noninterest income for the nine months ended September 30, was $2,769 and $2,411 in 2007 and 2006, respectively.  If the impact from special items as described above was excluded, noninterest income would have been $2,752 through September 2007 compared to $2,718 through September 2006.  Due to the Rewards Checking product whose benefits require debit card usage and a program to issue debit cards to commercial entities, interchange income has increased $66 year to date.  However, much of this increase has been offset by a decline in deposit service fees of $63 during the nine months ended September 30, 2007.

As a FHLB Mortgage Partnership Finance (MPF) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of September 30, 2007.

Table 17:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of September 30, 2007 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 77,513	$ 499	$ 2,494	$ 344
MPF125 Program (closed loan program)	90,850	1,024	1,130	543

Total FHLB MPF serviced loans	$ 168,363	$ 1,523	$ 3,624	$ 887

FHLB MPF Program elements as a percentage of principal serviced:

	September 30, 2007		December 31, 2006
As of period ended:	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.64%	1.13%	0.57%	1.08%
FHLB funded first loss account	3.22%	1.24%	2.85%	1.21%
Multiple of FHLB funded loss account to
PSB credit enhancement	5.03	1.10	5.00	1.12
Mortgage servicing right, net	0.44%	0.62%	0.46%	0.61%

PSB ceased originating loans under the MPF 100 program during November 2003.  Since that time all originations have been through the FHLB MPF 125 closed loan program.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.

NONINTEREST EXPENSE

Salaries and employee benefits expense continues to run at levels less than or equal to the prior year, totaling $1,648 and $5,159 for the quarter and nine months ended September 30, 2007, respectively, compared to $1,642 and $5,248 for the same periods in the prior year.  Lower employee health insurance expense has been a significant driver to lower costs, with year to date savings through September 2007 of $91 compared to 2006.  Savings were achieved from more active management of self-funded plan expenses, moderately higher benefit deductibles, and a lower number of employee claims.  This level of savings is not expected to continue for the remainder of 2007.  Salaries and benefits expenses have also benefited from operational efficiencies delivered by a smaller employee base, which has declined from 139 full-time equivalent employees (FTE) at December 31, 2006 to 129 at September 30, 2007.

Expenses other than salaries and benefits totaled $1,227 in the September 2007 quarter compared to $1,142 in the September 2006 quarter, an increase of $85. Year to date expenses other than salaries and benefits totaled $3,822 through September 2007 compared to $3,522 through September 2006, an increase of $300.  Ongoing efforts related to initial year compliance with Section 404 of the Sarbanes-Oxley Act (“SOX 404”) have increased operating costs by $21 and $130 during the quarter and nine months ended September 30, 2007, respectively. In addition, PSB recorded a long-term donation commitment for a qualifying community reinvestment project during 2007 totaling $47.  Before the SOX 404 costs and the donation commitment, year to date September 2007 operating expenses other than salaries and benefits increased $123, or 3.5% led by information technology and marketing costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

July 2007	–	$ –	–	15,000
August 2007	15,000	28.60	15,000	–
September 2007	9,000	28.56	–	–

Quarterly totals	24,000	$ 28.59	15,000	–

Sales of Unregistered Securities

On August 14, 2007, a total of 8,973 shares of PSB common stock were issued pursuant to the exercise of an option granted under the 2001 Stock Option Plan.  The exercise was at a price of $16.24 per share, or an aggregate of $145,691.  The option and the underlying common stock issued were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(11) as the optionee was a resident of the state of Wisconsin.  On September 24, 2007, PSB purchased 9,000 shares on the open market following exercise of the stock options.

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

10.1	Directors Deferred Compensation Plan as amended October 17, 2007
10.2	2005 Directors Deferred Compensation Plan as amended October 17, 2007
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

November 14, 2007

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

10.1

Directors Deferred Compensation Plan as amended October 17, 2007

10.2

2005 Directors Deferred Compensation Plan as amended October 17, 2007

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002