Form 10-K
period 2007-12-31
PSB HOLDINGS INC /WI/
filed 2008-03-13
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Yes  ☒

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer                   ☐

Non-accelerated filer    ☐

Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐

No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2007, was approximately $39,800,000.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 14, 2008, 1,548,898 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 13, 2008 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

TABLE OF CONTENTS

PART I

ITEM

1.

Business

1

1A.

Risk Factors.

5

1B.

Unresolved Staff Comments.

10

2.

Properties

10

3.

Legal Proceedings

10

4.

Submission of Matters to a Vote of Security Holders

10

PART II

5.

Market for Registrant’s Common Equity and Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

6.

Selected Financial Data

12

7.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

13

7A.

Quantitative and Qualitative Disclosures About Market Risk

43

8.

Financial Statements and Supplementary Data

44

9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

77

9A(T).

Controls and Procedures

77

9B.

Other Information

77

PART III

10.

Directors and Executive Officers of the Registrant

78

11.

Executive Compensation

79

12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

79

13.

Certain Relationships and Related Transactions

79

14.

Principal Accounting Fees and Services

79

PART IV

15.

Exhibits, Financial Statement Schedules

80

i

PART I

Item 1.

BUSINESS.

Forward-Looking Statements

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSB Holdings, Inc. and its consolidated subsidiaries (“PSB”) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.  Risks, uncertainties, and assumptions relating to forward-looking statements include changes in interest rates, deterioration of the credit quality of our loan portfolio, the adequacy of our allowance for loan losses, inadequate liquidity, disruptions in the financial markets, economic conditions in PSB’s market area, the loss of business or inability to operate profitably because of competition, failure to comply with or changes in government regulations, the inability to execute expansion plans, increased funding costs, changes in customers’ preferences for types and sources of financial services, loss of key personnel, the inability to implement required technologies, problems in the operation of our information technology systems, unforeseen problems in the operation of our business, failure to maintain and enforce adequate internal controls, the inability of our principal subsidiary to pay dividends, lack of marketability of PSB stock, the effect of certain organizational anti-takeover provisions, unforeseen liabilities arising from current or prospective claims or litigation, changes in accounting principles and tax laws, and unexpected disruption in our business.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.  PSB assumes no obligation, and does not intend, to update these forward-looking statements.

Business Operations and Products

PSB Holdings, Inc., a Wisconsin corporation formed in 1995, is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the authority of the Bank Holding Company Act of 1956, as amended (the “BHCA”).  PSB Holdings, Inc.’s sole business is the ownership and management of Peoples State Bank, a Wisconsin state chartered bank headquartered in Wausau, Wisconsin.  Since 1962, Peoples State Bank has operated as a community bank and currently serves customers in the central and northern Wisconsin counties of Marathon, Oneida, and Vilas through a branch network of 8 retail full-service locations.  This Annual Report on Form 10-K describes the business of PSB Holdings, Inc. and Peoples State Bank as in effect on December 31, 2007, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank.

PSB’s branch offices are located in the communities of Wausau, Rib Mountain, Weston, Marathon, Rhinelander, Minocqua, and Eagle River, Wisconsin.  PSB is engaged in general commercial and retail banking and serves individuals, businesses, and governmental units.  PSB offers most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. Commercial customers may use available cash management and lockbox services in addition to merchant banking products.  In addition, PSB provides a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit and debit cards, and other personal loans, as well as long-term fixed rate mortgage loans.  PSB offers both commercial and personal customers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis.  New services are frequently added to PSB’s commercial and retail banking departments.  PSB offers brokerage services at its Wausau locations, including the sale of annuities, mutual funds, and other investments to Peoples State Bank customers and the general public.  As of February 8, 2008, PSB operated with 128 full-time equivalent (“FTE”) employees, including 15 FTE employed on a part time basis.  None of the employees is covered by a collective bargaining agreement.

All of PSB’s products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations.  Therefore, all revenue, profit and loss, and total assets are reported in one segment and represent the entire operations of PSB.

As a community bank, the majority of PSB’s operating revenues come from interest earned on local loans receivable and its investment securities portfolio.  PSB does not have a dependence on any major customers and collects revenue or obtains funding from approximately 13,400 households and businesses.  The table below shows a breakdown of principal sources of operating revenue.

(dollars in thousands)	Interest on loans		Interest on securities
Years ended December 31,	Amount	% of revenue	Amount	% of revenue

2007	$27,283	77.4%	$3,941	11.2%
2006	$25,546	77.9%	$3,564	10.9%
2005	$22,347	76.4%	$2,944	10.1%

PSB operates as a local community bank, but offers virtually the same products as much larger regional banks.  PSB maintains a traditional retail and commercial banking business model and does not actively employ stand-alone derivative instruments to hedge cash flow and fair value risks.  The primary sources of income are net interest income earned on residential and commercial loans made to local customers after payment of interest to depositors.  PSB originates and sells long-term fixed rate mortgage loans to the secondary market and services future payments on these loans for a substantial amount of fee income.  Depositors pay various service fees including overdraft charges and commercial service fees which contribute to PSB’s noninterest income.  PSB sells retail investment products on a commission basis primarily to individuals.  Interest income on loans, mortgage banking income, service charges on deposit accounts, and investment sales commissions make up approximately 85% of PSB’s gross revenue, consistent with recent years.

PSB serves customers with an emphasis on customer service, flexibility, and local decision making.  Customers and prospects are identified and served on a face to face basis through relationships directly with bank staff.  Virtually all PSB customers live or work within the bank’s primary market area in central and northern Wisconsin.  PSB employees are substantial participants in community involvement for the betterment of PSB’s market areas.

PSB recognizes many opportunities for continued growth in products, customers, assets, and profits.  PSB’s relative size (compared to other area community banks, thrifts, and credit unions) allows it to offer a wide array of financial service products in a one-stop shopping service model.  Although greater in size than typical community banks, traditional community bank customer service and flexibility differentiate PSB from larger financial service providers.  Therefore, PSB can offer better service to customers disenfranchised by large banks and bank mergers while allowing them to continue their practice of one-stop shopping and commercial support.  PSB can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale.

PSB has traditionally pursued a market expansion plan that included de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects.  Full-service bank branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin in during 2001 through 2005.  During those periods, management believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers.  No de-novo branches were opened by PSB during 2006 and 2007.  However, PSB intends to pursue opportunities to acquire additional bank subsidiaries or banking offices both in and out of its current market area so that, at any time, it may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks.

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

Based on publicly available deposit market share information as of June 30, 2007, the following is a list of the three largest FDIC insured banking competitors in each of PSB’s primary markets and a comparison of PSB’s deposit market share to these primary competitors.  During the period ended June 30, 2007, PSB lost market share in part from an $8 million reduction in wholesale brokered certificate of deposit funding, and loss of a large governmental account in the Vilas County market.

	June 30, 2007		June 30, 2006
	Deposit $’s	Market	Deposit $’s	Market
	($000s)	Share	($000s)	Share
Marathon County, Wisconsin

M&I Bank	$ 510,231	21.3%	$ 482,554	21.1%
Peoples State Bank	329,613	13.8%	338,766	14.8%
Associated Bank	224,261	9.4%	222,055	9.7%
All other FDIC insured institutions	1,332,446	55.5%	1,238,498	54.4%

Oneida County, Wisconsin

M&I Bank	$ 220,322	30.3%	$ 204,069	29.1%
Associated Bank	135,588	18.7%	139,141	19.8%
Citizens Bank	98,081	13.5%	93,478	13.3%
Peoples State Bank	44,919	6.2%	43,453	6.3%
All other FDIC insured institutions	227,267	31.3%	221,279	31.5%

Vilas County, Wisconsin

M&I Bank	$ 118,938	29.6%	$ 106,473	27.4%
First National Bank of Eagle River	104,038	25.9%	120,104	30.9%
Headwaters State Bank	49,557	12.3%	48,366	12.4%
Peoples State Bank	12,564	3.1%	13,844	3.6%
All other FDIC insured institutions	117,308	29.1%	99,928	25.7%

Current banking law provides for a competitive environment in which PSB operates and competition for PSB services is likely to continue.  For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a broad scale.  In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities.  PSB believes that the combined effects of more interstate banking and the development of greater “one-stop” availability for banking, insurance, and securities services will both increase the overall level of competition and attract competitors with which PSB may not now compete for its customers.

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

Executive Officers

Peter W. Knitt, 49 – President and Chief Executive Officer of PSB and Peoples State Bank since July 2006; previously Senior Vice President of Peoples State Bank (2003-2006).

Scott M. Cattanach, 39 – Secretary of PSB since January 2007; Treasurer of PSB since 2002; Senior Vice President and Chief Financial Officer of Peoples State Bank since 2002.

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

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities.  If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.  Management uses simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, new products, and pricing.  Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends.  Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude, and frequency of interest rate changes, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We are subject to credit risk.

There are inherent risks associated with our lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in central and northern Wisconsin where we operate.  Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  We also are subject to various laws and regulations that affect our lending activities.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.  As of December 31, 2007, approximately 71% of our loan portfolio consisted of commercial, financial, agricultural, and commercial real estate loans, including commercial mortgage and construction loans.  These types of loans are typically larger than residential real estate loans and consumer loans.  We closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so; however, our loan portfolio still contains a number of commercial loans with relatively large balances.  The deterioration of one or a few of these loans could cause a significant increase in non-performing loans, and an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unexpected losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management.  In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan loss allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses.  Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

We are subject to liquidity risk.

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.  Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.  For example, during the past year, a significant portion of the taxable investment security portfolio has been pledged for repurchase agreements or municipal deposits, leaving them unavailable for liquidation in the event of a liquidity crisis.  As of December 31, 2007, approximately 67% of taxable securities were pledged for such purposes.  Accordingly, a deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost-effective capital and funding which could have a material adverse effect on our financial condition and results of operations.

Disruptions in financial markets may adversely affect us.

Since July 2007, certain credit markets have experienced difficult conditions, extraordinary volatility, and rapidly widening credit spreads and, therefore, have provided significantly reduced availability of liquidity for many borrowers.  Uncertainties in these markets present significant challenges, particularly for the financial services industry.  As a financial services company, our operations and financial condition are affected by economic and market conditions.  For example, the need for funding by some large national banking organizations has increased certificate of deposit costs for participants in the brokered deposit market relative to other sources of funding such as FHLB advances or repurchase agreements.  Because the brokered certificate market provides PSB the largest pool of potential new funding, higher wholesale certificate of deposit costs has an adverse impact on PSB’s net interest margin.  It is difficult to predict how long these economic conditions will exist, which of our products will ultimately be affected, and whether management’s actions will effectively mitigate these external factors.  Accordingly, these factors could materially and adversely impact our financial condition and results of operations.

We operate in a highly competitive industry and market areas.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate.  However, we also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, and national financial services firms.  The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.  Our ability to compete successfully depends on a number of factors, including, among other things:

• our ability to develop and execute strategic plans and initiatives;

• our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound assets;

• our ability to expand our market position;

• the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

• the rate at which we introduce new products and services relative to our competitors; and

• industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, adversely affect our growth and profitability, and have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the central and northern Wisconsin geographic regions in which we operate.

Our success depends primarily on economic conditions in the markets in which we operate due to concentrations of loans and other business activities in geographic areas where our branches are principally located.  The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations.

Failure to comply with government regulations or changes in government regulation and supervision policies could increase our costs, limit our operations, and increase competition.

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies, and/or continuing to become subject to heightened regulatory practices, requirements, or expectations, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products that we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to appropriately comply with laws, regulations, or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties, reputation damage, and have a material adverse effect on our business, financial condition, and results of operations.

Potential acquisitions may disrupt our business and dilute shareholder value.

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

• potential exposure to unknown or contingent liabilities of the acquired company;

• exposure to potential asset quality issues of the acquired company;

• difficulty and expense of integrating the operations and personnel of the acquired company;

• potential disruption to our business;

• potential diversion of our management’s time and attention;

• the possible loss of key employees and customers of the acquired company;

• difficulty in estimating the value (including goodwill) of the acquired company;

• difficulty in estimating the fair value of acquired assets, liabilities, and derivatives of the acquired company; and

• potential changes in banking or tax laws or regulations that may affect the acquired company.

We may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, future mergers or acquisitions involving cash, or debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Our funding costs may increase if consumers decide not to use banks as their primary source to invest liquid or other personal assets.

While the banking industry has historically held a majority of available deposits, generational factors and trends in using other non-banking providers for investment of funds may reduce the level of deposits available to fund banking assets and increase the cost of funding.  Demographic trends in the United States point to a growing transfer of wealth to the next generation in the following decades that could accelerate this transfer of wealth out of the banking system and into other non-banking providers.  If this change occurs, our funding costs could increase and adversely affect our results of operations.

We may lose fee income and deposits if a significant portion of consumers decide not to use banks to complete their financial transactions.

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

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people can be intense and we may not be able to hire or retain the people we want or need.  Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

We may not be able to implement new technologies necessary to remain competitive with other financial institutions.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Our largest competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption, or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to operational risk.

We, like all businesses, are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events.  Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards.  Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities, any and all of which could have a material adverse effect on our financial condition and results of operations.

Our internal controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition, and results of operations.

We rely on dividends from our Peoples State Bank subsidiary for virtually all  of our funds.

PSB is a legal entity separate and distinct from its subsidiary Peoples State Bank.  PSB receives substantially all of its cash flow from dividends from its subsidiary.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various laws and regulations limit the amount of dividends that Peoples State Bank may pay to PSB.  Also, PSB’s right to participate in a distribution of assets upon Peoples State Bank’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Peoples State Bank is unable to pay dividends to PSB, we may not be able to service debt, pay obligations, or pay dividends on our common stock.  The inability to receive dividends from Peoples State Bank could have a material adverse effect on our financial condition and results of operations.

Investors may not be able to liquidate their PSB holdings when desired because there is no active public trading market for PSB stock.

There is no active public established trading market for PSB stock.  As a result, investors may not be able to resell shares at the price or time they desire.

Our articles of incorporation could make more difficult or discourage an acquisition of PSB.

PSB’s articles of incorporation require the approval of two-thirds of all shares outstanding in order to effect a merger, share exchange, or other reorganization.  This provision may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of our common stock.

Unexpected liabilities resulting from current or future claims or contingencies may have a material adverse effect on PSB’s business, financial condition, and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business.  Our insurance may not cover all claims that may be asserted against PSB, regardless of merit or eventual outcome, and such claims may harm our reputation.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.  Should the ultimate judgments or settlements in any actual or threatened claims or litigation exceed our insurance coverage, they could have a material adverse effect on our business, operating results, and financial condition.

Our earnings may be adversely affected by changes in accounting principles and in tax laws.

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on PSB’s reported financial results.  Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.  We, like all businesses, are subject to tax laws, rules, and regulations.  Changes to tax laws, rules, and regulations, including changes in the interpretation or implementation of tax laws, rules, and regulations by the Internal Revenue Service (the “IRS”) or other governmental bodies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, among other things.  Failure to appropriately comply with tax laws, rules, and regulations could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses.  Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

There is no active established public trading market in PSB common stock.  Bid and ask prices are quoted on the OTC Bulletin Board under the symbol “PSBQ.OB.”  Transactions in PSB common stock are limited and sporadic.

PSB maintains an informal, annual share repurchase program of up to 1% of outstanding shares per year in addition to periodic tender offers for stock or other announced buyback programs when deemed advantageous to PSB.  During 2007, 59,000 shares of PSB stock were purchased at an average price of $28.81 per share.  During 2006, 117,000 shares of PSB stock were purchased at an average price of $33.36 per share.  No repurchases by PSB or any affiliated purchasers occurred during the quarter ended December 31, 2007.

Holders

As of December 31, 2007, there were approximately 882 holders of record of PSB common stock.  Some of PSB’s shares are held in “street” name brokerage accounts and the number of beneficial owners of such shares is not known and therefore not included in the foregoing number.

Dividends

PSB expects that its practice of paying semi-annual dividends on its common stock will continue, although the payment of future dividends will continue to depend upon earnings, capital requirements, financial condition, and other factors.  The principal source of funds for the payment of dividends by PSB is dividend income from its bank subsidiary.  Payment of dividends by Peoples State Bank is subject to various limitations under banking laws and regulations.  To fund the repurchase of 100,000 (5.9%) of PSB’s common equity shares during the 2006 tender offer, the subsidiary bank made a dividend distribution to PSB in excess of current year net income.  Under state banking regulations, the subsidiary bank may not make dividend distributions in excess of year-to-date net income to PSB during 2007 and 2008 without regulatory approval.  If regulatory approval was obtained, at December 31, 2007, the bank could have paid a maximum of approximately $14.3 million in additional dividends to PSB.  However, to remain “well capitalized” under regulatory Prompt Corrective Action Provisions (see Note 17 to the Consolidated Financial Statements), dividends could not exceed approximately $5.0 million as of December 31, 2007.  PSB has paid regular dividends since its inception in 1995.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on PSB common stock for the periods indicated are:

		2007 Prices			2006 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$30.25	$28.00	$ –	$30.95	$30.55	$ –
2nd	$28.50	$26.70	$0.330	$33.00	$30.60	$0.320
3rd	$29.00	$27.00	$ –	$32.65	$30.00	$ –
4th	$27.20	$25.05	$0.330	$30.25	$30.15	$0.320

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board.  The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.

SELECTED FINANCIAL DATA.

Table 1:  Earnings Summary and Selected Financial Data

Consolidated summary of earnings:
Years ended December 31,	2007	2006	2005	2004	2003
(dollars in thousands, except per share data)

Total interest income	$31,557	$29,513	$25,764	$22,202	$21,050
Total interest expense	17,422	15,741	11,655	8,113	7,869

Net interest income	14,135	13,772	14,109	14,089	13,181
Provision for loan losses	480	495	160	855	835

Net interest income after loan loss provision	13,655	13,277	13,949	13,234	12,346
Total noninterest income	3,704	3,276	3,468	3,123	4,111
Total noninterest expense	11,952	11,702	11,040	10,975	9,351

Net income before income taxes	5,407	4,851	6,377	5,382	7,106
Provision for income taxes	1,267	1,424	2,037	1,856	2,300

Net income	$ 4,140	$ 3,427	$ 4,340	$ 3,526	$ 4,806

Consolidated summary balance sheets:
As of December 31,	2007	2006	2005	2004	2003
(dollars in thousands, except per share data)

Cash and cash equivalents	$ 21,127	$ 25,542	$ 26,604	$ 23,324	$ 18,927
Securities	97,214	80,009	81,501	68,894	72,472
Total loans receivable, net of allowance	387,130	369,749	372,411	343,923	304,339
Premises and equipment, net	11,082	11,469	12,632	12,432	7,557
Cash surrender value of life insurance	8,728	5,900	4,805	–	–
Other assets	8,904	9,171	8,205	6,401	5,638

Total assets	$534,185	$501,840	$506,158	$454,974	$408,933

Total deposits	$402,006	$391,415	$400,536	$358,225	$316,414
FHLB advances	57,000	60,000	54,000	52,000	47,000
Other borrowings	26,407	3,995	4,497	8,565	10,475
Junior subordinated debentures	7,732	7,732	7,732	–	–
Other liabilities	4,425	4,251	3,908	2,568	2,903
Stockholders’ equity	36,615	34,447	35,485	33,616	32,141

Total liabilities and stockholders’ equity	$534,185	$501,840	$506,158	$454,974	$408,933

Performance ratios:	2007	2006	2005	2004	2003

Basic earnings per share	$ 2.65	$ 2.08	$ 2.53	$ 2.04	$ 2.76
Diluted earnings per share	$ 2.64	$ 2.07	$ 2.52	$ 2.03	$ 2.74
Common dividends declared per share	$ 0.66	$ 0.64	$ 0.62	$ 0.60	$ 0.57
Dividend payout ratio	24.78%	29.79%	24.42%	29.33%	20.77%
Net book value per share at year-end	$ 23.70	$ 21.67	$ 20.81	$ 19.55	$ 18.54
Average common shares outstanding	1,565,212	1,645,603	1,714,648	1,725,136	1,740,106

Return on average stockholders’ equity	11.79%	9.84%	12.39%	10.66%	15.45%
Return on average assets	0.82%	0.68%	0.90%	0.82%	1.26%
Net interest margin (tax adjusted)	3.12%	3.05%	3.23%	3.60%	3.75%
Net loan charge-offs to average loans	0.03%	0.05%	0.04%	0.07%	0.16%
Noninterest income to average assets	0.73%	0.65%	0.72%	0.73%	1.08%
Noninterest income to tax adjusted
net interest margin	24.87%	22.74%	23.61%	21.29%	29.98%

Efficiency ratio (tax adjusted)	64.26%	66.18%	60.80%	61.70%	52.46%
Salaries and benefits expense to average assets	1.37%	1.41%	1.36%	1.44%	1.56%
Other expenses to average assets	0.99%	0.93%	0.91%	1.11%	0.89%
FTE employees at year-end	130	139	145	133	116
Average equity to average assets	6.94%	6.93%	7.23%	7.68%	8.15%
Non-performing loans to gross loans at year-end	0.97%	1.14%	0.74%	0.80%	1.08%
Allowance for loan losses to loans at year-end	1.24%	1.20%	1.11%	1.19%	1.15%

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis reviews significant factors with respect to PSB’s financial condition and results of operations for 2007 and 2006.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.  All figures are in thousands, except per share data and per employee data.

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

Results of Operations

Earnings per share increased substantially during 2007 to $2.64 per share (up 28%) on net income of $4,140 compared to $2.07 per share on net income of $3,427 during 2006.  The 2007 earnings increase included $.13 per share ($200) from a favorable decision in Tax Court regarding our ability to deduct interest expense allocated certain tax-exempt investments.  The 2007 earnings increase was also driven by greater net interest margin, elimination of the interest rate swap expense seen during 2006, and reduced salaries and employee benefits costs.  Due to repurchase of PSB stock, total average common shares outstanding declined 5% during 2007, which increased earnings per share from leverage of existing capital for accretion of income on a per share basis to current shareholders.  Due to average asset growth of less than 1%, volume growth was not a significant driver to increased profits in 2007.

Net income declined $.45 per share (18%) to $2.07 during 2006 on net income of $3,427 compared to $2.52 on net income of $4,340 in 2005.  A decline in net interest margin without asset growth, higher provisions for estimated loan losses, and increased employee health insurance costs were the greatest factors behind lower net income, with these factors contributing $.30 of the decrease in 2006 earnings per share.  Besides the factors behind the $.30 reduction in earnings per share, several special items were recognized in 2006 net income including a loss on sale of securities to restructure the balance sheet, gain on sale of vacant land formerly held for future branching, and an executive officer severance benefit.  The net impact of these special items was to decrease earnings per share by $.09 during the year.  Lastly, during 2006, PSB determined an existing interest rate swap to convert a time deposit from fixed to floating rates did not qualify for hedge accounting.  Elimination of hedge accounting generated a non-cash charge against net income of $.05 per share.  The swap was prepaid during 2007.

Item 6 of this Annual Report on Form 10-K presents other various financial performance ratios and measures for the five years ending December 31, 2007.  A number of separate factors impacted PSB earnings during the past several years as outlined in the table below.  Earnings have been volatile during the past five years.  Since 2003, earnings have declined as a result of a falling net interest rate margin through 2006, reduced mortgage banking income, and increased wage, occupancy, technology and compliance expenses not offset by earning asset growth.  The following table presents PSB’s net income for the five years ending December 31, 2007, before tax-adjusted special and nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ending December 31,	2007	2006	2005	2004	2003

Net income before special items, net of tax	$ 4,001	$ 3,595	$ 4,228	$ 3,993	$ 4,679

Executive officer severance benefit	(61)	(101)
Net gain (loss) on sale of securities	–	(303)	4	59	48
Gain on sale of vacant land held for branching	–	236
Reduction to tax expense from favorable Tax Court decision	200
Sale of Pulse ATM stock			47
Recovery (write-off) of collection expenses			61	(77)
Loss on abandonment of home office				(199)
Branch closure charges				(100)
Wisconsin state income tax settlement				(150)
Gain on curtailment of post-retirement benefit plan					79

Net income	$ 4,140	$ 3,427	$ 4,340	$ 3,526	$ 4,806

Diluted earnings per share before special items	$ 2.55	$ 2.17	$ 2.45	$ 2.29	$ 2.67

Diluted earnings per share as reported	$ 2.64	$ 2.07	$ 2.52	$ 2.03	$ 2.74

Net Interest Income

Net interest income represents the difference between interest earned on loans, securities, and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them.  Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income.  Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies. Net interest income is the most significant item of PSB revenue generated by operations.

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

The following tables present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years ending December 31, 2007.

Table 3:  Average Balances and Interest Rates

		2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$384,265	$27,387	7.13%	$380,555	$25,637	6.74%	$368,626	$22,423	6.08%
Taxable securities	52,149	2,665	5.11%	55,338	2,512	4.54%	49,514	1,966	3.97%
Tax-exempt securities(2)	32,223	1,933	6.00%	26,299	1,594	6.06%	24,574	1,482	6.03%
FHLB stock	3,017	50	1.66%	3,017	89	2.95%	2,958	162	5.48%
Other	5,314	283	5.33%	6,628	314	4.74%	8,666	311	3.59%

Total(2)	476,968	32,318	6.78%	471,837	30,146	6.39%	454,338	26,344	5.80%

Non-interest-earning assets:
Cash and due from banks	9,987			11,356			13,102
Premises and equipment, net	11,312			12,069			12,643
Cash surrender value life ins.	7,020			5,271			4,186
Other assets	5,691			5,859			4,338
Allowance for loan losses	(4,706)			(4,302)			(4,240)

Total	$506,272			$502,090			$484,367

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 82,333	$ 2,475	3.01%	$ 78,209	$ 2,173	2.78%	$ 69,894	$ 1,201	1.72%
Money market deposits	71,588	2,443	3.41%	66,394	2,029	3.06%	70,042	1,222	1.74%
Time deposits	187,807	8,987	4.79%	194,735	8,434	4.33%	188,335	6,596	3.50%
FHLB borrowings	55,337	2,490	4.50%	57,644	2,477	4.30%	52,208	2,133	4.09%
Other borrowings	12,911	573	4.44%	4,719	174	3.69%	8,739	272	3.11%
Junior subordinated debentures	7,732	454	5.87%	7,732	454	5.87%	3,961	231	5.83%

Total	417,708	17,422	4.17%	409,433	15,741	3.84%	393,179	11,655	2.96%

Non-interest-bearing liabilities:
Demand deposits	49,162			54,236			53,285
Other liabilities	4,287			3,605			2,864
Stockholders’ equity	35,115			34,816			35,039

Total	$506,272			$502,090			$484,367

Net interest income		$14,896			$14,405			$14,689
Rate spread			2.61%			2.55%			2.84%
Net yield on interest-earning assets			3.12%			3.05%			3.23%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows:  2007 - $377, 2006 - $247, 2005 - $238.

Table 4:  Interest Income and Expense Volume and Rate Analysis

	2007 compared to 2006			2006 compared to 2005
	increase (decrease) due to(1)			increase (decrease) due to(1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 265	$1,485	$1,750	$ 804	$2,410	$3,214
Taxable securities	(163)	316	153	264	282	546
Tax-exempt securities(2)	355	(16)	339	105	7	112
FHLB stock	–	(39)	(39)	2	(75)	(73)
Other interest income	(70)	39	(31)	(97)	100	3

Total	387	1,785	2,172	1,078	2,724	3,802

Interest paid on:
Savings and demand deposits	124	178	302	231	741	972
Money market deposits	177	237	414	(112)	919	807
Time deposits	(332)	885	553	277	1,561	1,838
FHLB borrowings	(104)	117	13	234	110	344
Other borrowings	364	35	399	(148)	50	(98)
Junior subordinated debentures	–	–	–	221	2	223

Total	229	1,452	1,681	703	3,383	4,086

Net interest earnings	$ 158	$ 333	$ 491	$ 375	$ (659)	$ (284)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Average earnings assets grew 1.1% to $476,968 during 2007 compared to growth of 3.9% to $471,837 during 2006.  Tax adjusted net interest income increased $491 or 3.4% in 2007 compared to a decline of $284 or 1.9% during 2006.  During 2007, approximately one-third of the increase in net interest income ($158) was from greater earning asset growth (volume) and approximately two-thirds of the increase ($333) was from an increase in the spread (rate) earned on average product balances.  During 2006, the decline in net interest income from lower net margin on product spreads of $659 as shown in Table 4 was not offset by additional net interest income of $375 from the higher volume of earning assets during 2006.  Competition for both loans and deposits in PSB’s market area is strong with pricing pressure to hold down loan rates and to keep local deposit rates to levels near wholesale funding alternatives.

Quarterly product spreads during 2007 were consistently greater than in 2006.  During the first six months of 2007, growth in asset yields from repricing loans and taxable securities outpaced increased funding costs, as quarterly asset yields increased .28% while the quarterly cost of interest-bearing liabilities (funding costs) increased .13%.  During the last half of 2007 following the beginning of short-term Federal Funds rate decreases by the Federal Reserve Open Markets Committee, quarterly asset yields fell faster than quarterly funding costs, with funding costs down .08% while asset yields declined .15%.

During 2006, net interest margin declined compared to 2005, as interest-bearing liabilities rates increased faster than asset yields throughout the year.  Rising short-term interest rates (that began with Federal Reserve discount rate increases during June 2004) increased deposit costs faster than corresponding longer-term interest rates.  Static gap analysis projections showed earning assets to reprice with similar timing to interest-bearing liabilities, but the extent of deposit repricing during 2006 was greater than loans as the market’s interest yield curve was inverted for much of 2006.

In 2005, the Federal Home Loan Bank of Chicago began to reduce the rate of quarterly dividends paid on their stock held by PSB and other stockholders.  During 2007, the FHLB ceased quarterly dividend payments and is not expected to pay a dividend during 2008.

Interest expense on other borrowings increased substantially during 2007 compared to prior years from an increase in wholesale repurchase agreement funding.  Changes in national market rates made structured repurchase agreement funding substantially less than FHLB advances or brokered certificate of deposit funding.  During 2007, PSB originated new repurchase agreements to refinance maturing FHLB advances ($7,000) and to enter into a leveraged security purchase ($13,500) for increased net interest income.

Due to limited investment securities available for pledging to repurchase agreements, and limitations on FHLB advance growth without purchase of additional capital stock, brokered certificates are the most likely source of wholesale funding during 2008 should local deposit growth lag asset growth.  Currently, the relative cost of brokered certificates is significantly greater than equivalent term FHLB advances or repurchase agreements.  Therefore, 2008 net interest income and net interest margin may be adversely impacted if asset growth cannot be funded from local deposit growth.

The following table outlines the change in yields during the three years ended December 31, 2007.

Table 5:  Yield on Earning Assets

Year ended December 31,	2007		2006		2005
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	6.78%	0.39%	6.39%	0.59%	5.80%	0.21%
Effective rate on all liabilities as
a percent of earning assets	3.66%	0.32%	3.34%	0.77%	2.57%	0.58%

Net yield on earning assets	3.12%	0.07%	3.05%	-0.18%	3.23%	-0.37%

Provision for Loan Losses

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions, and loss exposure by loan category.  Management determines the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  The provision for loan losses was $480 in 2007 and $495 in 2006.  Non-performing loans relative to total loans and total assets declined slightly during 2007 after increasing in 2006.  See additional discussion under this Item 7 in the section titled “Allowance for Loan Losses.”

Noninterest income

The following table presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2007.

Table 6:  Summary of Earnings as a Percent of Net Interest Income

	2007	2006	2005	2004	2003

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	3.4%	3.6%	1.1%	6.1%	6.3%

Net interest income after loan loss provision	96.6%	96.4%	98.9%	93.9%	93.7%
Total noninterest income	26.2%	23.8%	24.6%	22.2%	31.2%
Total noninterest expenses	84.6%	85.0%	78.2%	77.9%	70.9%

Net income before income taxes	38.2%	35.2%	45.3%	38.2%	54.0%
Provision for income taxes	9.0%	10.3%	14.4%	13.2%	17.4%

Net income	29.2%	24.9%	30.9%	25.0%	36.6%

Table 7:  Noninterest Income

Years Ended December 31,	2007		2006		2005
		% of pre-tax		% of pre-tax		% of pre-tax
	Amount	income	Amount	income	Amount	income

Service fees	$1,331	24.62%	$1,364	28.12%	$1,188	18.63%
Mortgage banking income	871	16.11%	885	18.24%	880	13.80%
Retail investment sales commissions	533	9.86%	466	9.61%	610	9.57%
Merchant and debit card fee income	342	6.33%	220	4.54%	178	2.79%
Increase in cash surrender value of life insurance	270	4.99%	201	4.14%	160	2.51%
Insurance annuity sales commissions	48	0.89%	28	0.58%	38	0.60%
Net gain (loss) on sale of securities	–	0.00%	(472)	-9.73%	6	0.09%
Net gain (loss) on sale of foreclosed property	4	0.07%	(18)	-0.37%	(1)	-0.02%
Gain on sale of premises and equipment	13	0.24%	390	8.04%	2	0.03%
Gain on sale of non-mortgage loans	6	0.11%	64	1.32%	17	0.27%
Change in fair value of interest rate swap	32	0.59%	(147)	-3.03%	–	0.00%
Gain on sale of Pulse ATM stock	–	0.00%	–	0.00%	78	1.22%
Other operating income	254	4.69%	295	6.07%	312	4.89%

Total noninterest income	$3,704	68.50%	$3,276	67.53%	$3,468	54.38%

Total noninterest income was $3,704 during the year ended 2007 compared to $3,276 during 2006, an increase of $428 or 13.1%.  Merchant and debit card fee income showed the greatest relative increase, up $122, or 55.5% in 2007.  PSB’s new Reward Checking account requires greater customer debit card use to obtain the premium account interest rate and other rewards.  Growth in this deposit account category during 2007 led to the substantially increased debit card income.  However, 2006 results included several special items impacting non-interest income as outlined in the following paragraphs.

During 2005, PSB entered into a $10 million interest rate swap (receive fixed, pay variable payments) to hedge the interest rate risk inherent in a fixed rate certificate of deposit that was later determined to not qualify for hedge accounting.  Eliminating the application of fair value hedge accounting in March 2006 caused PSB to mark the swap liability to fair value and generated a charge against noninterest income.  Following a decline in interest rates (which lowered the swap liability), this swap was prepaid in the March 2007 quarter with a final payment of $115 (swap final maturity was in October 2008).  Changes in the fair value of the swap liability and the monthly settlement payments were recorded as reductions to noninterest income.  Disclosures about the impact of the interest rate swap can be found in Item 8, Note 14 of the Notes to Consolidated Financial Statements.

In 2004, PSB purchased vacant land in the Portage County, Wisconsin Business Park for a possible de novo branch location.  During 2006, PSB decided to forego entering the market as a de novo branch and sold the land to an unrelated party for a gain on sale of $389, which is included in the gain on sale of premises and equipment.

In response to falling long-term market rates in September 2006 and the ability to offset a securities loss against the one-time gain on sale of land held for branching, PSB restructured its balance sheet by selling low yielding securities for a loss and reinvesting in longer-term higher yielding securities.  During the September 2006 quarter, PSB sold $17 million of securities which generated a loss of $472.

If the impact to noninterest income from the three 2006 special items were excluded, noninterest income would have been $3,687 in 2007 and $3,595 in 2006, an increase of $92 or 2.6%.

Special noninterest income items in 2005 included a $6 gain on sale of securities, $39 of swap settlement income, and $78 gain on sale of Pulse stock.  Noninterest income before special items was $3,345 during 2005.  Excluding the special items, 2006 noninterest income increased $250, or 7.5% from 2005.

PSB serviced $169,777 and $170,162 of residential real estate loans which have been sold to the FHLB under the Mortgage Partnership Finance Program (“MPF”) at December 31, 2007 and 2006, respectively.  PSB also serviced $1,174 and $729 of residential real estate loans which have been sold to the Federal National Mortgage Association (“FNMA”) at 2007 and 2006, respectively.  A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA.  As a FHLB MPF loan servicer, PSB is also paid a “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB.  See also “Off Balance Sheet Arrangements.”  Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income.   Refer to Item 8, Note 5 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue.  PSB recognizes a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.  Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of PSB’s mortgage servicing right accounting policies.

PSB ceased originating loans under the FHLB MPF 100 agent program during November 2003.  Since that time all FHLB originations have been through the FHLB MPF 125 closed loan program.  PSB provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.  The following table summarizes loan principal serviced for the FHLB and terms of the MPF program as of December 31, 2007.

Table 8:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of December 31, 2007 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 75,216	$ 499	$2,494	$331
MPF125 Program (closed loan program)	94,561	1,039	1,194	558

Total FHLB MPF serviced loans	$169,777	$1,538	$3,688	$889

FHLB MPF Program elements as a percentage of principal serviced:

As of period ended:	December 31, 2007		December 31, 2006
	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.66%	1.10%	0.57%	1.08%
FHLB funded first loss account	3.32%	1.26%	2.85%	1.21%
Multiple of FHLB funded loss account to
PSB credit enhancement	5.03	1.15	5.00	1.12
Mortgage servicing right, net	0.44%	0.59%	0.46%	0.61%

Noninterest Expense

During 2007, operating expenses totaled $11,952 compared to $11,702 for 2006, an increase of $250, or 2.1%.  Operating expense during 2006 of $11,702 had increased $662, or 6.0%, over 2005 operating expense of $11,040.

Salaries and employee benefits expense declined during 2007 totaling $6,921 compared to $7,057 during 2006.  Lower employee health insurance expense was a significant driver to lower costs, with total savings of $73 during all of 2007 compared to 2006.  Savings were achieved from more active management of self-funded plan expenses, moderately higher benefit deductibles, and a lower number of employee claims.  Refer to Note 12 of the Notes to Consolidated Financial Statements for a summary of PSB’s self-funded health insurance plan.  Salaries and benefits expenses have also benefited from operational efficiencies delivered by a smaller employee base, which has declined from 139 full-time equivalent employees (FTE) at December 31, 2006 to 130 at December 31, 2007.  Salaries and benefits included employee severance expenses of $146 and $167 during 2007, and 2006, respectively.

Expenses other than salaries and benefits totaled $5,031 during all of 2007 compared to $4,645 for all of 2006, an increase of $386, or 8.3%.  Costs related to compliance with Section 404 of the Sarbanes-Oxley Act (“SOX 404”) were $146 in 2007 compared to $26 in 2006, an increase of $120.  In addition, PSB recorded a long-term donation commitment for a qualifying community reinvestment project during 2007 totaling $47.  Before the SOX 404 costs and the donation commitment, 2007 operating expenses other than salaries and benefits increased $219 or 4.7% led by marketing costs (up $94), and information technology expense (up $55).

The table below outlines in detail noninterest expenses for the three years ending December 31, 2007.

Table 9:  Noninterest Expense

Years Ended December 31,	2007		2006		2005
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income	Amount	other income	Amount	other income

Wages, except incentive compensation	$ 5,528	29.72%	$ 5,749	32.52%	$ 5,577	30.72%
Incentive compensation	322	1.73%	185	1.05%	135	0.74%
Deferred loan origination costs	(616)	-3.31%	(700)	-3.96%	(659)	-3.63%
Health and dental insurance	700	3.76%	773	4.37%	564	3.11%
Profit sharing and retirement plan expense	309	1.66%	310	1.75%	315	1.73%
Deferred compensation plan expense	38	0.20%	79	0.45%	127	0.70%
Post-retirement health care benefits plan	(22)	-0.12%	(38)	-0.21%	8	0.04%
Employee severance benefit	146	0.78%	167	0.94%	–	0.00%
Payroll taxes and other employee benefits	516	2.79%	532	3.01%	543	2.98%

Total salaries and employee benefits	6,921	37.21%	7,057	39.92%	6,610	36.39%
Occupancy expense	1,868	10.04%	1,827	10.33%	1,767	9.73%
Data processing other office operations	796	4.28%	741	4.19%	741	4.08%
Advertising and promotion	367	1.97%	273	1.54%	287	1.58%
Legal and professional expenses	417	2.24%	373	2.11%	230	1.27%
Directors fees and benefits	239	1.28%	269	1.52%	225	1.24%
Write-off (recovery) of collection expenses	–	0.00%	–	0.00%	(101)	-0.56%
Other expenses	1,344	7.24%	1,162	6.57%	1,281	7.07%

Total noninterest expense	$11,952	64.26%	$11,702	66.18%	$11,040	60.80%

Note – Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

During 2006, employee health and dental insurance expenses grew $209, or 37.1% due to additional claims under the self insured plan and higher individual stop loss limits.

As a method to retain key employees with PSB, a deferred compensation program was initiated during 2005.  PSB deferred compensation plan contributions for employee plans were $38 and $79 in 2007 and 2006, respectively.  Concurrent with initiating the deferred compensation plan, PSB purchased bank owned life insurance to protect itself from the unexpected loss of key personnel and provide tax advantaged income to offset compensation plan costs.  Refer to Item 8, Note 11 of Notes to Consolidated Financial Statements for more information on PSB deferred compensation programs.   For 2008, the deferred compensation plan crediting rate applicable to the employee plan and the director plan was increased to 100% of return on equity from 50% of return on equity during 2007 and 2006.  This change will increase plan expense during 2008 if PSB return on equity remains similar to that seen during 2007.

Directors’ fees and benefits increased $44, or 19.6%, during 2006 compared to the prior year due to additional meetings related to CEO transition issues and selection of the new PSB CEO, who began in that capacity effective July 1, 2006.

Income Taxes

The effective tax rate was 23.4% in 2007 compared to 29.4% in 2006 and 31.9% in 2005.  The 2007 effective tax rate declined due to a higher portion of pre-tax income from interest income on tax-exempt investments and a reduction to federal tax from a favorable Tax Court ruling on interest expense deductions related to tax-exempt income (commonly referred to as the TEFRA interest disallowance calculation).  The effective tax rate would have been 27.1% during 2007 before the $200 reduction in federal tax from the favorable Tax Court ruling.  During 2006, PSB recorded greater tax exempt income on securities and bank owned life insurance increase in cash surrender value relative to pre-tax income, lowering the effective tax rate from that in 2005.  See Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional tax information.

As described in Note 13 of the Notes to Consolidated Financial Statements, PSB recorded $200 to income on receiving a favorable Tax Court opinion on the TEFRA calculation used to complete PSB’s 1999 through 2002 tax returns.  The IRS may appeal this case to the United States Court of Appeals for review.  If the Tax Court decision is overturned by the Appeals Court in favor of the IRS, PSB will be required to pay additional income tax for the years 1999 through 2002, increasing federal tax expense in the year of final court decision by $200 plus interest until settlement of the case.

Balance Sheet Changes and Analysis

Summary balance sheets for the five years ended December 31, 2007 are presented in Item 6 to this Annual Report on Form 10-K.  Total assets increased $32,345, or 6.4% during the year ended December 31, 2007.  Presented in the table below is a summary balance sheet for the five years ended as of December 31, 2007 as a percentage of total assets.

Table 10:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2007	2006	2005	2004	2003

Cash and cash equivalents	4.0%	5.1%	5.3%	5.1%	4.6%
Securities	18.2%	15.9%	16.1%	15.1%	17.7%
Total loans receivable, net of allowance	72.5%	73.7%	73.6%	75.6%	74.4%
Premises and equipment, net	2.1%	2.3%	2.5%	2.7%	1.9%
Bank owned life insurance	1.6%	1.2%	0.9%	0.0%	0.0%
Other assets	1.6%	1.8%	1.6%	1.5%	1.4%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	75.3%	78.0%	79.1%	78.7%	77.4%
FHLB advances	10.7%	12.0%	10.7%	11.4%	11.5%
Other borrowings	4.9%	0.8%	0.9%	1.9%	2.6%
Junior subordinated debentures	1.4%	1.5%	1.5%	0.0%	0.0%
Other liabilities	0.8%	0.8%	0.8%	0.6%	0.6%
Stockholders’ equity	6.9%	6.9%	7.0%	7.4%	7.9%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

Assets at December 31, 2007 were $534.2 million compared to $501.8 million at December 31, 2006, an increase of $32.3 million, or 6.5%.  Total loans receivable were $387.1 million at December 31, 2007 compared to $369.7 million at December 31, 2006, an increase of $17.4 million, or 4.7%.  Investment securities also grew $17.2 million during the year ended December 31, 2007 primarily from a leveraged security purchase of $15 million funded by a new $13.5 million structured repurchase agreement during the December 2007 quarter.

Total deposits of $402.0 million at December 31, 2007 increased $10.6 million from December 31, 2006, an increase of 2.7%.  However, the retail and local deposits category increased $27.8 million, or 8.6%, which was used in part to pay down wholesale brokered certificates by $17.2 million.   During 2007, PSB also entered into new structured repurchase agreements totaling $20.5 million which were used to purchase $15.0 million in mortgage backed securities and refinance a maturing FHLB advance of $7 million.  Total wholesale funding at December 31, 2007 was $134.1 million, up $2.2 million, or 1.7% from total wholesale funding of $131.9 million at December 31, 2006.

During 2007, a greater percentage of total assets were allocated to securities from the leveraged mortgage backed security purchase in which $15 million of 30 year fixed rate pass through conforming mortgages were purchased with a new $13.5 million structured repurchase agreement.  In addition, certain maturing FHLB advances were refinanced with a repurchase agreement.  The repurchase agreements are classified as other borrowings.  Total deposits as a percentage of assets declined as wholesale brokered certificates of deposit declined $17,231 during 2007.

The table below presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2007.

Table 11:  Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ended December 31,	2007	2006	2005

Loans	80.6%	80.7%	81.1%
Taxable securities	10.9%	11.7%	10.9%
Tax-exempt securities	6.8%	5.6%	5.4%
FHLB stock	0.6%	0.6%	0.7%
Other	1.1%	1.4%	1.9%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	19.7%	19.1%	17.8%
Money market deposits	17.1%	16.2%	17.8%
Time deposits	45.0%	47.6%	47.9%
FHLB advances	13.2%	14.1%	13.3%
Other borrowings	3.1%	1.2%	2.2%
Junior subordinated debentures	1.9%	1.8%	1.0%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Investment Securities Portfolio

The investment securities portfolio is intended to provide PSB with adequate liquidity, flexible asset/liability management, and a source of stable income.  During the three years ended December 31, 2007, all securities were classified as available for sale and reported at fair value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.  The following table presents the fair value of securities held by PSB at December 31, 2007, 2006, and 2005.

Table 12:  Investment Securities Distribution

	As of December 31
	2007		2006		2005
	Fair	% of	Fair	% of	Fair	% of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations
of U.S. government agencies	$22,826	23.48%	$23,678	29.59%	$23,235	28.51%

Obligations of states and political subdivisions	33,535	34.50%	30,867	38.59%	26,170	32.11%

Mortgage backed securities	30,990	31.88%	13,834	17.29%	6,784	8.32%

Collateralized mortgage obligations	7,665	7.88%	9,332	11.66%	23,014	28.24%

Trust preferred securities	2,150	2.21%	2,250	2.81%	2,250	2.76%

Other equity securities	48	0.05%	48	0.06%	48	0.06%

Total	$97,214	100.00%	$80,009	100.00%	$81,501	100.00%

Continuing a trend that began during 2006, PSB allocated a greater amount of security purchases toward higher yielding, longer term, tax-exempt obligations during 2007.  Proceeds received on paydowns from collateralized mortgage obligations were reinvested in pass through mortgage backed securities in addition to the leveraged mortgage backed securities purchased as described previously. At December 31, 2007 all mortgage backed securities and collateralized mortgage obligations were collateralized by conventional conforming residential mortgages, except $732 of private issuer (non agency) jumbo whole loan pools classified above as mortgage backed securities purchased during 2003 to 2006.

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

Table 13:  Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities and
obligations of U.S.
government agencies	$ 6,356	4.60%	$12,455	5.00%	$ 3,015	5.42%	$1,000	5.12%

Obligations of states and
political subdivisions(1)	$ 3,072	6.00%	$12,705	6.29%	$12,626	5.59%	$5,132	5.94%

Mortgage backed securities			$ 7,529	4.87%	$22,226	5.38%	$1,235	5.42%

Collateralized mortgage obligations	$ 1,930	4.12%	$ 4,762	4.70%	$ 973	5.25%

Non-rated trust preferred securities							$2,150	7.61%

Other equity securities	$ 48	19.12%

Totals	$11,406	4.96%	$37,451	5.37%	$38,840	5.45%	$9,517	6.16%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2007 and 2006, PSB’s securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

Securities with an approximate carrying value (fair value) of $42,938, and $19,623, at December 31, 2007 and 2006, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law.  The increase in amount of securities pledged is due to $20.5 million of new repurchase agreements entered into during 2007.

The market value of the investment portfolio as a percentage of book value improved during 2007 as falling market reinvestment rates improved the value of fixed rate securities already held in the PSB portfolio.  At December 31, 2007, market value was 100.7% of amortized cost compared to 99.8% of amortized cost at December 31, 2006.  The net unrealized gain on securities available for sale, recorded as a separate component of stockholders’ equity, was $423, net of deferred taxes of $218 at December 31, 2007 compared to an unrealized loss of $105 net of deferred income taxes of $66 at December 31, 2006.  Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations.  Management believes investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expects to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to PSB’s interest rate risk and return profile.

As a member of the FHLB system, PSB is required to hold stock in the FHLB based on total assets and borrowings advanced to its bank subsidiary.  This stock has a purchase cost and par value of $100 per share.  PSB held $3,017 of FHLB Chicago stock at December 31, 2007 and 2006, respectively.  The stock is recorded at cost which approximates market value.  Transfer of the stock is substantially restricted.  The FHLB may pay dividends in both cash and additional shares of stock.  In accordance with industry accounting conventions, PSB recorded FHLB dividends in the form of stock as income in the year received.  During 2007, the FHLB suspended dividend payments and announced it was unlikely dividends would be paid during 2008.  The FHLB dividend rate was 5.48% as recently as 2005.  The  FHLB Chicago currently operates under a capital management plan required by their regulatory oversight body, the  Federal Housing Finance Board.  The capital plan prevents the FHLB from repurchasing capital shares from members or from paying dividends unless certain earning and capital minimums are met.  PSB cannot predict when it may receive future dividends on FHLB capital stock.  Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, PSB’s investment in FHLB stock has been evaluated for impairment.

Loans Receivable

Total loans as presented in the following table include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.  Total loans receivable as presented in the table below increased 5.6% to $405,185 during 2007.   During 2007, as in prior years, loan growth was predominantly in the commercial and industrial and commercial real estate mortgage categories.  Growth in these categories is expected to continue to increase as PSB’s strategic plan calls for the bank to be a leader in providing credit and treasury management services to locally owned businesses in its markets.

Table 14:  Loan Composition

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal,
and agricultural	$109,639	27.06%	$100,980	26.31%	$ 86,070	22.18%	$ 72,456	20.25%	$ 66,934	21.17%

Commercial real
estate mortgage	153,266	37.82%	146,778	38.24%	149,538	38.53%	145,856	40.77%	128,290	40.58%

Real estate
construction
(commercial and
residential)	36,422	8.99%	29,813	7.77%	46,259	11.92%	38,308	10.71%	37,639	11.91%

Residential real
estate mortgage	84,180	20.78%	87,991	22.92%	87,205	22.47%	82,696	23.11%	66,065	20.90%

Residential real estate
mortgage held for sale	365	0.09%	1,001	0.26%	–	0.00%	342	0.10%	207	0.07%

Residential real
estate home equity	16,988	4.19%	12,603	3.28%	13,058	3.37%	11,620	3.25%	9,252	2.93%

Consumer and
individual	4,325	1.07%	4,676	1.22%	5,919	1.53%	6,482	1.81%	7,728	2.44%

Totals	$405,185	100.00%	$383,842	100.00%	$388,049	100.00%	$357,760	100.00%	$316,115	100.00%

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

Residential mortgage principal held on the PSB balance sheet declined during 2007 as customers were directed to a variety of secondary market loan programs originated by PSB.  From time to time, PSB retains second mortgage loans on certain high value homes requiring total financing above the conforming secondary market limit after selling the first mortgage into the secondary market.  In addition, some local borrowers require mortgage financing that does not fit one of the secondary market programs or the borrower prefers PSB to hold the loan in its own portfolio.  First and second mortgage loans on the balance sheet generally carry balloon payment terms of five years or less.  As part of the asset/liability and interest rate sensitivity management strategy, PSB generally does not retain long-term 15 to 30 year fixed rate mortgages in its own portfolio.

Real estate construction loans increased by $6,609, or 22.2%% during 2007, but remain at typical levels based on several years of activity.  Real estate construction loans represented 9.0% of total gross loans at December 31, 2007.  Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.  PSB retains permanent financing on these projects following completion of construction in a majority of cases.

Installment loans include short-term personal loans, automobile loans, recreational vehicle loans, and credit card loans.  PSB experiences extensive competition from local credit unions offering low rates on installment loans and directs resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending.  However, due to income tax advantages, many customers appeared to borrow on a tax deductible home equity line of credit for many purposes formerly funded by a consumer installment loan.  Total home equity and installment loans increased $4,034, or 23.3%% during 2007 due to an increase in home equity loans.

The following table categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower.  The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions.  At December 31, 2007, no concentrations existed in PSB’s portfolio in excess of 10% of total loans.

Table 15:  Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2007:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$ 66,898	$ 38,393	$ 4,348
Commercial real estate mortgage	63,927	83,354	5,985
Real estate construction	36,422
Residential real estate mortgage	32,370	38,810	13,000
Residential real estate mortgage held for sale	365
Residential real estate home equity	13,879	3,095	14
Consumer and individual	1,577	2,554	194

Totals	$215,438	$166,206	$23,541

Fixed rate		$162,282	$23,541
Variable rate		3,924	–

Totals		$166,206	$23,541

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk.  Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance.  Provisions to the allowance for loan losses of $480 during 2007 were similar to the $495 provision during 2006.  The 2007 provision level combined with low net charge-offs as a percentage of average loans (.03%) and net loan growth of just 4.7% increased to the allowance for loan losses to 1.24% of loans from 1.20% of loans as of December 31, 2006.  As of December 31, 2007, the allowance for loan losses as a percentage of nonperforming loans was 127.7% compared to 104.6%, at December 31, 2006.  In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

Table 16:  Loan Loss Experience

Years ended December 31	2007	2006	2005	2004	2003

Average balance of loans for period	$384,265	$380,555	$368,626	$329,133	$282,006

Allowance for loan losses at beginning of year	$ 4,478	$ 4,180	$ 4,157	$ 3,536	$ 3,158

Loans charged off:

Commercial, industrial, municipal, and agricultural	60	–	55	116	243
Commercial real estate mortgage	–	251	–	–	–
Residential real estate mortgage	19	–	61	85	170
Consumer and individual	55	13	54	65	109

Total charge-offs	134	264	170	266	522

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	17	50	24	1	44
Commercial real estate mortgage	–	–	–	–	–
Residential real estate mortgage	–	7	–	10	5
Consumer and individual	9	10	9	21	16

Total recoveries	26	67	33	32	65

Net loans charged-off	108	197	137	234	457
Provision for loan losses	480	495	160	855	835

Allowance for loan losses at end of year	$ 4,850	$ 4,478	$ 4,180	$ 4,157	$ 3,536

Ratio of net charge-offs during the year to average loans	0.03%	0.05%	0.04%	0.07%	0.16%

Ratio of allowance for loan losses
to loans receivable at end of year	1.24%	1.20%	1.11%	1.19%	1.15%

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

PSB has historically incurred low net charge off levels as a percentage of average loans outstanding, ranging from a low of .03% (during 2007) to a high of .16% (during 2003) during the past five years.  Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

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

Table 17:  Allocation of Allowance for Loan Losses

As of December 31,	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$2,670	2.44%	$2,430	2.41%	$2,082	2.42%	$1,989	2.75%	$2,002	2.99%
Commercial real estate mortgage	1,802	0.96%	1,625	0.94%	1,680	0.87%	1,635	0.89%	1,022	0.62%
Residential real estate mortgage	103	0.10%	95	0.09%	170	0.17%	221	0.23%	205	0.27%
Consumer and individual	55	1.27%	58	1.24%	53	0.90%	62	0.96%	52	0.67%
Impaired loans	220	11.34%	270	6.45%	195	8.72%	250	17.73%	255	15.67%

Totals	$4,850	1.24%	$4,478	1.20%	$4,180	1.11%	$4,157	1.19%	$3,536	1.15%

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans.  Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal.  No income is accrued or recorded on future payments until the loan is returned to accrual status.  Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.  The interest that would have been reported in 2007 if all such loans had been current throughout the year in accordance with their original terms was approximately $351 in comparison to $139 actually recorded in income. The interest that would have been reported in 2006 if all such loans had been current throughout the year in accordance with their original terms was approximately $295 in comparison to $110 actually recorded in income.

Restructured loans are also included in nonperforming loans.  Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest.  The majority of restructured loans represent capitalized loan principal and/or interest and real estate taxes that borrowers were unable to repay according to the original repayment terms.  Such loans are subject to senior management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome.

Table 18:  Nonperforming Loans and Foreclosed Assets

As of December 31,	2007	2006	2005	2004	2003

Nonaccrual loans not considered impaired	$2,726	$1,975	$1,058	$1,555	$1,898
Nonaccrual impaired loans	418	2,306	1,335	619	1,221
Accruing loans past due 90 days or more	–	–	–	–	–
Restructured loans not on nonaccrual	653	–	382	628	216

Total non-performing loans	$3,797	$4,281	$2,775	$2,802	$3,335

Foreclosed assets	$ 653	$ 464	$ 373	$ 7	$ 84
Impaired loans accruing income	$1,522	$1,877	$ 902	$ 791	$ 406

Total non-performing loans as a percent of gross loans receivable	0.97%	1.14%	0.74%	0.80%	1.08%

Nonperforming loans at December 31, 2007 decreased $484 to $3,797 from $4,281 at December 31, 2006.  However, foreclosed assets increased slightly from $464 at December 31, 2006 to $653 at December 31, 2007.  Taken together nonperforming loans and foreclosed assets decreased $295, or 6.2% at December 31, 2007 compared to the prior year.   Nonperforming loans to gross loans was .97%% at December 31, 2007, compared to 1.14% at December 2006.  PSB also tracks delinquencies on a contractual basis quarter to quarter since some problem loans currently making payments remain on non-accrual status until ongoing ability to repay according to the contract is shown.  Loans contractually delinquent 30 days or more as a percentage of gross loans were .63% at December 2007 compared to 1.12%% at December 2006.  Nonaccrual loans as of December 31, 2007 are well diversified between approximately 67 unrelated relationships with the top five largest individual nonaccrual relationships representing 34% or $1,066 of total nonaccrual loans.  The largest nonaccrual commercial loan principal balance is $251 and the largest residential mortgage nonaccrual loan principal balance is $339.  Nonaccrual loans as of December 31, 2006 were also well diversified between approximately 60 unrelated relationships with the largest individual nonaccrual relationship (a commercial real estate loan) totaling $688 on which PSB was repaid without loss by an unrelated lender during 2007.

Off Balance Sheet Arrangements

As a FHLB MPF loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB.  Refer to Item 8, Notes 4, 5, and 15 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program.  These first mortgage loans are underwritten using standardized criteria considered by management to be conservative on residential properties in PSB’s local communities.  Management believes loans serviced for the FHLB will realize minimal foreclosure losses in the future and that PSB will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool.  The central and northern Wisconsin residential real estate market typically does not experience as wide of upward and downward swings in housing values as in other areas of the country.  The average residential first mortgage originated by PSB under the FHLB program was approximately $140 in 2007 and $144 during 2006.  Management does not expect to be significantly impacted by loss exposure if housing values drop from a substantial increase in future mortgage lending rates or other local economic factors.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation.  Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,079 at December 31, 2007, and $937 at December 31, 2006.  During 2008, as new loans continue to be originated under the new program, risk based capital needs will increase equal to additional recourse obligations.  However, in light of the existing capital structure of PSB and anticipated activity in loan originations during 2008, management does not expect these capital requirements to impact operations in the near-term.

PSB is party to limited off balance sheet activity but did enter into a stand alone interest rate swap to convert fixed rate funding to variable during 2005.  This interest rate swap was prepaid during 2007.  Refer to Item 8, Note 14 of the Notes to Consolidated Financial Statements for the financial impacts during 2007 and 2006 prior to its prepayment.

During 2007, PSB entered into a contract to guarantee repayment of a customer interest rate swap and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate whose purchase was financed as a part of the transaction.  Refer to Item 8, Note 15 of the Notes to Consolidated Financial Statements for more information on the extent of the guarantee and the recourse liability recorded in the balance sheets.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 15 of the Notes to Consolidated Financial Statements.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Liquidity and Capital Resources

A majority of asset growth during 2007 was funded with an increase in local deposits, reversing a trend seen in previous years.  During 2007, local deposits increased $27,822, or 8.6% while wholesale funding increased $2,181, or 1.7%.  Wholesale funding includes FHLB advances, brokered certificates of deposits, repurchase agreements, and federal funds purchased.  These sources of wholesale funding are limited both by the wholesale lender’s ability to raise individual depositor funds and by internal policy limitations on aggregate exposure to use of such funds.  The following table outlines in summary form the sources and uses of cash for the three years ending December 31, 2007.

Table 19:  Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2007	2006	2005

Cash flows from operating activities	$ 5,496	$ 3,911	$ 5,912
Payment of dividends to shareholders and purchase of treasury stock	(2,726)	(4,924)	(1,596)

Operating cash flow retained by PSB	2,770	(1,013)	4,316
Net funds received from retail and local depositors	27,822	–	27,086
Net funds received from wholesale depositors	–	–	15,225
Net proceeds from additional FHLB advances	–	6,000	2,000
Net proceeds from other borrowings	22,412	–	–
Proceeds from issuance of junior subordinated debentures	–	–	7,481
Proceeds from additional capital received from shareholders	226	22	48

Cash flow retained from operations and financing before debt repayment	53,230	5,009	56,156
Net funds paid to retail and local depositors	–	(7,929)	–
Net funds paid to wholesale depositors	(17,231)	(1,192)	–
Net repayment of FHLB advances	(3,000)	–	–
Net repayment of other borrowings, net	–	(502)	(4,068)

Cash flow retained from operations and financing after debt repayment	32,999	(4,614)	52,088
Funds received from sale and maturities of investment securities, net	21,063	29,269	–
Net funds received from customer repayment of loans receivable	–	1,066	–
Proceeds from sale of nonmonetary assets	124	1,888	71

Cash flow available for investing activities	54,186	27,609	52,159

Net funds loaned to customers	(18,248)	–	(29,002)
Net funds invested in securities	(37,293)	(27,576)	(14,166)
Funds used to purchase bank-owned life insurance	(2,558)	(894)	(4,645)
Capital expenditures	(502)	(201)	(1,066)

Cash flow used in investing activities	(58,601)	(28,671)	(48,879)

Net increase (decrease) in cash and cash equivalents held at beginning of year	(4,415)	(1,062)	3,280
Cash and cash equivalents at beginning of year	25,542	26,604	23,324

Cash and cash equivalents at end of year	$ 21,127	$ 25,542	$ 26,604

Deposits

Core retail deposits are PSB’s largest source of funds.  PSB considers core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100.  Core retail deposits represented 54.8% and 54.2% of total assets as of December 31, 2007 and 2006, respectively.  In addition to core certificates of deposit, local certificates with balances greater than $100 increased $7,076, or 13.8% during 2007.  Despite being held by local customers, these large certificates are not considered core funds as the balances are often temporary and subject to origination from a financial institution offering the highest interest rate bid on a frequent basis.  PSB’s retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.  The following table outlines the average distribution of deposits during the three years ending December 31, 2007.

Table 20:  Average Deposits Distribution

	2007		2006		2005
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest bearing demand deposits	$ 49,162	n/a	$ 54,236	n/a	$ 53,285	n/a

Interest bearing demand and savings deposits	82,333	3.01%	78,209	2.78%	69,894	1.72%

Money market demand deposits	71,588	3.41%	66,394	3.06%	70,042	1.74%

Retail and local time deposits	125,285	4.78%	123,868	4.22%	122,769	3.29%

Wholesale time deposits	62,522	4.79%	70,867	4.53%	65,566	3.90%

Totals	$390,890	3.56%	$393,574	3.21%	$381,556	2.36%

Average retail deposit growth	1.75%		2.13%		12.85%
Average total deposit growth	-0.68%		3.15%		13.54%

PSB’s introduction of its new Reward Checking product had a substantial impact on deposit distribution during 2007.  Reward Checking operates as a traditional interest bearing checking account but pays a premium interest rate and reimbursement of foreign ATM fees if the customer meets certain account usage requirements.  In general, the account requires customers to use their debit card at least 10 times per month, deposit their employer paycheck via ACH, and receive their periodic checking statement via email over the PSB home banking website.  The premium interest rate paid during 2007 was 6.01% annual percentage yield (APY) on the first $25 of account balance.  Accounts balances greater than $25 were paid 1.00% APY.  Customers not meeting any one of the account usage requirements were paid .25% APY on their entire balance.  The Rewards Checking product was very well received by both existing and new customers.  Some existing customers generally moved funds previously held in noninterest bearing demand deposit accounts and low rate savings accounts, decreasing the level of average noninterest bearing demand deposits as indicated in the table above.  However, average interest bearing demand deposit balances increased from these transferred deposits as well as new customer deposits.  The Rewards Checking interest rate is adjustable at the discretion of PSB, but is intended to be the highest retail deposit rate product available to customers.  The debit card usage requirement substantially increased the amount of debit card interchange income as described previously under the section titled “Noninterest income”.  The all-in cost of Reward Checking balances was substantially greater than previously paid on existing demand deposit or low rate savings balances.  Disintermediation of these existing funds into the higher cost Rewards Checking lowered net interest income during 2007.  However, the cost of Reward Checking deposits is less than wholesale funding alternatives and is believed to be a long-term cost effective source of funds in addition to providing PSB with a competitive advantage in the retail banking environment.

During 2007, money market demand deposits increased 7.8% from promotion of PSB’s Signature money market account, which pays premium interest rates on balances greater than $10.  In addition, several customers during 2007 used this account to hold large blocks of funds on a temporary basis until resolution of final transactions or legal situations.  These large accounts increased average money market balances.  PSB does not expect this level of individually large money market account holdings to continue during 2008.

PSB holds retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters.  Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $10,548 during 2007 and $10,776 during 2006.  For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings.  However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between PSB and its local customer on a retail basis.  Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section.  Total CDARS deposits totaled $11,024 and $10,367 at December 31, 2007 and 2006, respectively.

Table 21:  Period-End Deposit Composition

As of December 31,	2007		2006
	$	%	$	%

Non-interest bearing demand	$ 55,470	13.8%	$ 55,083	14.1%
Interest-bearing demand and savings	92,983	23.1%	78,876	20.2%
Money market deposits	74,171	18.5%	67,050	17.1%
Retail time deposits less than $100	70,292	17.5%	71,161	18.2%

Total core deposits	292,916	72.9%	272,170	69.6%
Retail time deposits $100 and over	58,390	14.4%	51,314	13.1%
Broker & national time deposits less than $100	1,041	0.3%	1,532	0.4%
Broker & national time deposits $100 and over	49,659	12.4%	66,399	16.9%

Totals	$402,006	100.0%	$391,415	100.0%

Table 22:  Change in Deposit Composition

			% Change from prior year
At December 31,	2007	2006	2007	2006

Total time deposits $100 and over	$108,049	$117,713	-8.2%	-3.5%
Total broker and national time deposits	50,700	67,931	-25.4%	-1.7%
Total retail time deposits	128,682	122,475	5.1%	-1.1%
Core deposits, including money market deposits	292,916	272,170	7.6%	-1.7%

PSB internal policy allows broker funds to be used up to 20% of total assets.  Available and unused broker deposits were approximately $56,137 and $32,437 at December 31, 2007 and 2006, respectively, under this policy.  The table below outlines maturities of time deposits of $100 or more, including broker and retail time deposits.  Management is aware of the potential volatility of broker deposits due to funds flowing out of the banking system and into other investment vehicles, and other factors, that could increase the incremental cost of obtaining these types of deposits.  Broker deposits represent just one potential wholesale financing source in addition to FHLB advances and repurchase agreements.

Due to securities pledging on new structured repurchase agreements during 2007, and adverse impacts from holding additional FHLB common stock, brokered certificate of deposit funding is expected to increase during 2008 to the extent loan growth is not funded with local deposit growth.  Due to ongoing liquidity issues from some of the nations largest financial institutions that began with the July 2007 credit and liquidity crisis brought on by sub-prime mortgage issues, brokered certificate funding costs are elevated compared to equivalent repurchase agreement or FHLB advance costs.  To the extent local deposit growth does not fund incremental PSB loan growth, net interest income and net interest spread may be adversely impacted from funding with brokered certificates of deposit during 2008.

Table 23:  Maturity Distribution of Certificates of Deposit of $100 or More

	2007		2006
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$ 12,002	4.80%	$ 10,748	4.39%
Over 3 months through 6 months	20,622	4.59%	18,510	4.99%
Over 6 months through 12 months	41,964	4.76%	40,530	5.01%
Over 1 year through 5 years	33,461	4.58%	47,284	4.39%
Over 5 years	–	0.00%	641	4.00%

Totals	$108,049	4.68%	$117,713	4.70%

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

Table 24:  Long-Term Contractual Obligations at December 31, 2007

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

FHLB advances	$ 57,000	$ 22,000	$19,000	$16,000	$ –
Long-term other borrowings	22,126	773	7,853	–	13,500
Junior subordinated debentures	7,732	–	–	–	7,732
Deferred compensation agreements	1,187	97	121	14	955
Post-retirement health insurance benefits plan	152	19	35	26	72
Branch bank operating lease commitments	21	21	–	–	–
Executive officer severance benefits	112	85	14	13	–

Total long-term contractual obligations before time deposits	88,330	22,995	27,023	16,053	22,259
Time deposits	179,382	126,500	41,480	11,372	30

Total long-term contractual obligations including time deposits	$267,712	$149,495	$68,503	$27,425	$22,289

Liquidity, Funding Sources, and Interest Rate Sensitivity

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, and use of wholesale time deposits.  The following table outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2007 and 2006.  Currently unused but available funding sources along with local deposit raising activities are considered sufficient to fund anticipated 2008 asset growth.

Table 25:  Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2007		December 31, 2006
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$ 30,008	$ 2,492	$ 32,500	$ –
FHLB advances under blanket mortgage lien	23,571	57,000	23,783	60,000
Repurchase agreements	19,865	23,915	25,092	3,995
Wholesale market time deposits	56,137	50,700	32,437	67,931

Total available but unused funds	$129,581	$134,107	$113,812	$131,926

Funding as a percent of total assets	24.3%	25.1%	22.7%	26.3%

Overnight federal funds purchased totaling $32,500 are available through four correspondent banks.  These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds on a daily basis.  The cost of these funds is subject to change based on changes in the discount rate as determined by the Federal Reserve.  In some cases, PSB may maintain a continuous position in overnight federal funds purchased up to 14 days before amounts must be liquidated for at least one business day.  Consideration of the need for federal funds purchased is part of PSB’s daily cash management and funding procedures and represents the first source of liquidity as needed.

Under the existing credit line with the FHLB described in Item 8, Note 8 of the Notes to Consolidated Financial Statements, PSB may borrow on qualifying existing mortgage loan collateral.  In addition, PSB may pledge certain investment securities to obtain additional funding under repurchase agreements.  FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing.  The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing.  FHLB advance funding may be obtained for various terms on a daily basis at PSB’s request, and represents PSB’s second source of liquidity as needed after federal funds purchased.  Additional FHLB advances aggregating greater than $60,000 would require PSB to purchase additional FHLB capital stock equal to 5% of additional advances. FHLB stock currently pays no dividend potentially raising the cost of FHLB advances compared to other funding sources.

Repurchase agreements represent overnight and long-term funding in exchange for securities owned by PSB for a designated time period for an agreed upon interest rate.  Item 8, Note 9 of the Notes to Consolidated Financial Statements outlines the activity in these other borrowings and federal funds purchased during the three years ending December 31, 2007.  Although PSB does not currently have any repurchase agreements with the FHLB, it does have a written agreement providing for their use in exchange for securities held.  An additional $19,865 and $25,092 of FHLB funding could have been obtained upon pledge of these available securities as of December 31, 2007 and 2006, respectively.

Due to favorable interest rates relative to other wholesale funding alternatives, PSB entered into several structured repurchase agreements during 2007.  These agreements were entered into to refinance maturity FHLB advances and to purchase mortgage backed securities in a leverage securities transaction.  Refer to Item 8, Note 9 of the Notes to Consolidated Financial Statements for information on terms of the repurchase agreements as of December 31, 2007.

As described in the changes in deposits and deposit activity above, wholesale broker deposits have represented a significant source of asset growth funding during the past several years.  PSB’s policy allows up to 20% of assets to be funded with wholesale time deposits.  Wholesale time deposits as a percentage of assets were 9.5% and 13.5% of total assets at December 31, 2007 and 2006, respectively.

PSB at the parent company level maintains an unsecured line of credit with a correspondent bank for borrowing up to $1 million for stock buybacks and other corporate purposes.  The line of credit is scheduled to renew annually and was unused during 2007.

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

Management’s overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following table represents PSB’s earning sensitivity to changes in interest rates at December 31, 2007.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.  The following repricing methodologies should be noted:

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

The following table reflects a liability sensitive (“negative”) gap position during the next year, with a cumulative one-year gap ratio as of December 31, 2007 of 92.2% compared to a negative gap of 95.5% at December 31, 2006.  A current negative gap could be favorable in a falling interest rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 26:  Interest Rate Sensitivity Analysis

	December 31, 2007
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$ 157,280	$ 38,376	$ 52,962	$ 63,295	$ 68,813	$ 11,619	$392,345
Securities	10,200	5,389	12,949	13,414	25,577	29,685	97,214
FHLB stock						3,017	3,017
CSV bank-owned life insurance						8,728	8,728
Other earning assets	2,232						2,232

Total	$ 169,712	$ 43,765	$ 65,911	$ 76,709	$ 94,390	$ 53,049	$503,536
Cumulative rate sensitive assets	$ 169,712	$ 213,477	$ 279,388	$356,097	$450,487	$503,536

Interest-bearing liabilities
Interest-bearing deposits	$ 161,005	$ 35,541	$ 65,884	$22,415	$ 30,458	$ 31,233	$346,536
FHLB advances	11,000	5,000	6,000	19,000	16,000		57,000
Other borrowings	17,781	473	300	853	7,000		26,407
Junior subordinated debentures					7,732		7,732

Total	$ 189,786	$ 41,014	$ 72,184	$ 42,268	$ 61,190	$ 31,233	$437,675
Cumulative interest sensitive liabilities	$ 189,786	$ 230,800	$ 302,984	$345,252	$406,442	$437,675

Interest sensitivity gap for
the individual period	$(20,074)	$2,751	$ (6,273)	$ 34,441	$ 33,200	$ 21,816
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	89.4%	106.7%	91.3%	181.5%	154.3%	169.8%

Cumulative interest sensitivity gap	$(20,074)	$(17,323)	$(23,596)	$ 10,845	$ 44,045	$ 65,861
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities	89.4%	92.5%	92.2%	103.1%	110.8%	115.0%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  PSB’s policy is to maintain a basic surplus of at least 5%.  Basic surplus was 7.4% and 10.1% at December 31, 2007 and 2006, respectively.   The basic surplus declined during 2007 as investment securities previously considered liquid assets were pledged against repurchase agreements even as brokered certificates declined substantially.

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

Table 27 : Net Interest Margin Rate Simulation Impacts

As of December 31:	2007	2006	2005

Cumulative 1 year gap ratio
Base	92%	95%	107%
Up 200	88%	92%	105%
Down 200	100%	103%	117%

Change in Net Interest Income – Year 1
Up 200 during the year	-0.8%	-2.9%	0.7%
Down 200 during the year	-0.8%	0.8%	-3.3%

Change in Net Interest Income – Year 2
No rate change (base case)	0.4%	4.6%	2.9%
Following up 200 in year 1	-2.2%	-0.7%	6.4%
Following down 200 in year 1	-3.8%	3.1%	-7.7%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.   PSB’s core fund utilization ratio after a projected 200 basis point increase in rates was 69.3% and 56.7% at December 31, 2007 and 2006, respectively.  The core funding utilization ratio increased during 2007 due to the leveraged securities trade which purchased $15 million of long-term securities funded by repurchase agreements with expected issuer puts in a rising rate environment after lock-out periods that expire in 2009 and 2010.

Capital Adequacy

PSB is required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation.  Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for these requirements and PSB’s current capital position relative to these requirements.  The primary increase in stockholders’ equity during the three years ending December 31, 2007 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market.  Failure to remain well-capitalized would prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Refer to Item 8, Statement of Changes in Stockholder’s Equity in the Consolidated Financial

Statements for detailed activity in the capital accounts.  Average tangible capital to total assets was 6.99%  and 7.06% during 2007 and 2006, respectively.  The following table presents a reconciliation of stockholders’ equity as presented in the December 31, 2007, 2006, and 2005 consolidated balance sheets to regulatory capital.

Table 28:  Capital Ratios

At December 31,	2007	2006	2005

Stockholders’ equity	$ 36,615	$ 34,447	$ 35,485
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(89)	(91)	(88)
Unrealized (gain) loss on securities available for sale	(423)	105	542

Tier 1 regulatory capital	43,603	41,961	43,439
Add: allowance for loan losses	4,850	4,478	4,180

Total regulatory capital	$ 48,453	$ 46,439	$ 47,619

Total assets	$534,185	$501,840	$506,158
Disallowed mortgage servicing right assets	(89)	(91)	(88)
Unrealized (gain) loss on securities available for sale	(423)	105	542

Tangible assets	$533,673	$501,854	$506,612

Risk-weighted assets (as defined by current regulations)	$426,663	$390,040	$392,790

Tier 1 capital to average tangible assets (leverage ratio)	8.39%	8.43%	8.71%
Tier 1 capital to risk-weighted assets	10.22%	10.76%	11.06%
Total capital to risk-weighted assets	11.36%	11.91%	12.12%

Capital increased $4,894 during 2007 from net income, unrealized gains in the securities available for sale portfolio and employee exercise of stock options before payment of dividends and treasury stock buybacks totaling $2,726.  PSB pays a regular semi-annual cash dividend as described in Item 5 of this Annual Report of Form 10-K.  In addition, PSB maintains an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report of Form 10-K.  Although PSB is currently purchasing treasury shares under the buyback program, management may pursue a growth strategy which could require significant capital to be maintained to support asset growth, possibly eliminating the informal buyback program.

Regulatory capital increased significantly during 2005 from issuance of trust preferred securities represented by junior subordinated debentures on the consolidated balance sheets.  Refer to Item 8, Note 10 in the Notes to Consolidated Financial Statements for detailed information on the trust preferred security issue.  Trust preferred securities may provide up to 25% of PSB’s total Tier 1 regulatory capital.  As of December, 31, 2007, PSB could utilize up to $4,534 of additional trust preferred securities proceeds as additional Tier 1 regulatory capital.

PSB maintains an incentive stock option plan approved by stockholders during 2001 as described in Item 8, Note 16 of the Notes to Consolidated Financial Statements.  As of December 31, 2007, all shares available under the plan have been granted and no shares of common stock remained reserved for future grants.

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

3.

Identified problem loans are classified into the lowest quality risk grades and individually reviewed to determine specific reserves required for each relationship depending on the specific collateral and timing of cash flows to be received.  The allowance for loan losses provided for these problem loans is based substantially on management’s estimates related the value of collateral, timing of cash flows to be received from the borrower or sale of the collateral, and likelihood of the specific borrower’s ability to repay all amounts due without foreclosure of collateral.  Management updates the cash flow analysis of problem loan relationships quarterly.

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

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded.  If past due and problem loans rise significantly, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools in the allowance for loan losses calculation.  As of December 31, 2007, there was no unallocated loan loss allowances recorded.

Mortgage Servicing Rights

As required by current accounting standards (SFAS No. 156, “Accounting for Servicing of Financial Assets”), PSB records a mortgage servicing right asset (“MSR”) when PSB continues to service borrower payments and maintenance activities on loans in which the principal has been sold to the FHLB or other secondary market investors.  PSB’s MSR calculation is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates.  PSB makes the following estimates and performs the following procedures when accounting for MSRs:

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

➢

Servicing cost of $60 per loan annually

➢

Cash flow discount rate of 8.25% to 10%, depending on year of origination

➢

Short-term reinvestment rate on the float of payments to investors equal to the Federal Funds Sold rate

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

4.

Significant declines in current market mortgage interest rates decrease the fair value of existing MSRs due to the increase in anticipated prepayments above the original assumed speed.  Accounting standards at December 31, 2007 require that impairment testing be performed and that MSRs be recorded at the lower of fair value or amortized cost.  PSB performs quarterly impairment testing on its MSRs.  Actual prepayment speeds (based on actual PSB customer activity on a loan level basis) are compared to the assumed prepayment speed on the date of the last quarterly impairment testing (or the origination prepayment speed if a new loan).  The fair value assumptions other than prepayment speed are combined with the new estimated prepayment speed to create a new fair value.  An impairment allowance is recorded for any shortfall between the new fair value and the original cost after adjusting for past amortization and curtailments.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  These financial statements are the responsibility of PSB’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

February 13, 2008

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2007 and 2006

(dollars in thousands except per share data)

Assets	2007	2006

Cash and due from banks	$ 18,895	$ 14,738
Interest-bearing deposits and money market funds	2,232	1,048
Federal funds sold	0	9,756

Cash and cash equivalents	21,127	25,542

Securities available for sale (at fair value)	97,214	80,009
Loans held for sale	365	1,001
Loans receivable, net	387,130	369,749
Accrued interest receivable	2,383	2,464
Foreclosed assets	653	464
Premises and equipment, net	11,082	11,469
Mortgage servicing rights, net	889	908
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	8,728	5,900
Other assets	1,597	1,317

TOTAL ASSETS	$534,185	$501,840

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$ 55,470	$ 55,083
Interest-bearing	346,536	336,332

Total deposits	402,006	391,415

Federal Home Loan Bank advances	57,000	60,000
Other borrowings	26,407	3,995
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,425	4,251

Total liabilities	497,570	467,393

Stockholders’ equity:
Common stock – No par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Outstanding – 1,544,982 and 1,589,956 shares, respectively
Additional paid-in capital	9,493	9,645
Retained earnings	34,081	30,967
Accumulated other comprehensive income (loss)	423	(105)
Treasury stock, at cost – 342,197 and 297,223 shares, respectively	(9,269)	(7,947)

Total stockholders’ equity	36,615	34,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$534,185	$501,840

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands except per share data)

	2007	2006	2005

Interest and dividend income:
Loans, including fees	$27,283	$25,546	$22,347
Securities:
Taxable	2,665	2,512	1,966
Tax-exempt	1,276	1,052	978
Other interest and dividends	333	403	473

Total interest and dividend income	31,557	29,513	25,764

Interest expense:
Deposits	13,905	12,636	9,019
Federal Home Loan Bank advances	2,490	2,477	2,133
Other borrowings	573	174	272
Junior subordinated debentures	454	454	231

Total interest expense	17,422	15,741	11,655

Net interest income	14,135	13,772	14,109
Provision for loan losses	480	495	160

Net interest income after provision for loan losses	13,655	13,277	13,949

Noninterest income:
Service fees	1,331	1,364	1,188
Mortgage banking	871	885	880
Investment and insurance sales commissions	592	530	689
Net gain (loss) on sale of securities	0	(472)	6
Increase in cash surrender value of bank-owned life insurance	270	201	160
Gain on sale of premises and equipment	13	390	2
Change in fair value of interest rate swap	32	(147)	0
Other operating income	595	525	543

Total noninterest income	3,704	3,276	3,468

Noninterest expense:
Salaries and employee benefits	6,921	7,057	6,610
Occupancy and facilities	1,868	1,827	1,767
Data processing and other office operations	796	741	741
Advertising and promotion	367	273	287
Other operating expense	2,000	1,804	1,635

Total noninterest expense	11,952	11,702	11,040

Income before income taxes	5,407	4,851	6,377
Provision for income taxes	1,267	1,424	2,037

Net income	$ 4,140	$ 3,427	$ 4,340

Basic earnings per share	$ 2.65	$ 2.08	$ 2.53

Diluted earnings per share	$ 2.64	$ 2.07	$ 2.52

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2005	$1,887	$9,672	$25,281	$ 384	$(3,608)	$33,616

Comprehensive income:
Net income			4,340			4,340
Unrealized loss on securities
available for sale, net of tax of $505				(922)		(922)
Reclassification adjustment for net security
gains, included in net income, net of tax of $2				(4)		(4)

Total comprehensive income						3,414

Purchase of treasury stock					(536)	(536)
Proceeds from stock options issued out of treasury		(17)			65	48
Distribution of treasury stock in
payment of director fees					3	3
Cash dividends declared $.62 per share			(1,060)			(1,060)

Balance, December 31, 2005	1,887	9,655	28,561	(542)	(4,076)	35,485

Comprehensive income:
Net income			3,427			3,427
Unrealized gain on securities available
for sale, net of tax of $76				134		134
Reclassification adjustment for net security
loss, included in net income, net of tax of $169				303		303

Total comprehensive income						3,864

Purchase of treasury stock					(3,903)	(3,903)
Proceeds from stock options issued out of treasury		(10)			32	22
Cash dividends declared $.64 per share			(1,021)			(1,021)

Balance, December 31, 2006	1,887	9,645	30,967	(105)	(7,947)	34,447

Comprehensive income:
Net income			4,140			4,140
Unrealized gain on securities
available for sale, net of tax of $284				528		528

Total comprehensive income						4,668

Purchase of treasury stock					(1,700)	(1,700)
Proceeds from stock options issued out of treasury		(152)			378	226
Cash dividends declared $.66 per share			(1,026)			(1,026)

Balance, December 31, 2007	$1,887	$9,493	$34,081	$ 423	$(9,269)	$36,615

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands except per share data)

	2007	2006	2005

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$ 4,140	$ 3,427	$ 4,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,489	1,660	1,679
Provision (benefit) for deferred income taxes	(320)	(415)	200
Provision for loan losses	480	495	160
Deferred net loan origination costs	(498)	(568)	(512)
Proceeds from sales of loans held for sale	36,358	31,688	45,933
Originations of loans held for sale	(35,406)	(32,402)	(45,278)
Gain on sale of loans	(463)	(499)	(598)
Recapture of mortgage servicing right valuation allowance	(21)	(41)	(7)
Net gain on sale of premises and equipment	(13)	(390)	(2)
Realized (gain) loss on sale of securities available for sale	0	472	(6)
Net (gain) loss on sale of foreclosed assets	(4)	18	1
Increase in cash surrender value of bank-owned life insurance	(270)	(201)	(160)
Federal Home Loan Bank stock dividends	0	0	(143)
Changes in operating assets and liabilities:
Accrued interest receivable	81	(219)	(501)
Other assets	(231)	543	(537)
Accrued expenses and other liabilities	174	343	1,343

Net cash provided by operating activities	5,496	3,911	5,912

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	21,063	12,405	13,133
Proceeds from sale of securities available for sale	0	16,864	206
Payment for purchase of securities available for sale	(37,293)	(27,576)	(27,505)
Net (increase) decrease in loans	(18,248)	1,066	(29,002)
Capital expenditures	(502)	(201)	(1,066)
Proceeds from sale of premises and equipment	0	850	2
Proceeds from sale of foreclosed assets	124	1,038	69
Purchase of bank-owned life insurance	(2,558)	(894)	(4,645)

Net cash provided by (used in) investing activities	(37,414)	3,552	(48,808)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands except per share data)

	2007	2006	2005

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$ 387	$ (6,262)	$ 9,710
Net increase (decrease) in interest-bearing deposits	10,204	(2,859)	32,601
Net increase (decrease) in FHLB advances	(3,000)	6,000	2,000
Net increase (decrease) in other borrowings	22,412	(502)	(4,068)
Proceeds from issuance of junior subordinated debentures	0	0	7,481
Dividends declared	(1,026)	(1,021)	(1,060)
Proceeds from issuance of stock options	226	22	48
Purchase of treasury stock	(1,700)	(3,903)	(536)

Net cash provided by (used in) financing activities	27,503	(8,525)	46,176

Net increase (decrease) in cash and cash equivalents	(4,415)	(1,062)	3,280
Cash and cash equivalents at beginning	25,542	26,604	23,324

Cash and cash equivalents at end	$ 21,127	$ 25,542	$ 26,604

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 17,397	$ 15,639	$ 11,269
Income taxes	1,900	1,605	1,692

Noncash investing and financing activities:
Loans charged off	$ 134	$ 264	$ 170
Loans transferred to foreclosed assets	309	1,135	436
Common stock of PSB Holdings Statutory Trust I acquired in
exchange for junior subordinated debentures	0	0	232

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

PSB Holdings, Inc. operates Peoples State Bank (the “Bank”), a full-service financial institution chartered as a Wisconsin commercial bank with eight locations in a primary service area including, but not limited to, Marathon, Oneida, and Vilas Counties, Wisconsin.  It provides a variety of banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial treasury management services.

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

Management believes the allowance for loan losses is appropriate and covers probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  In accordance with current accounting standards, the allowance is provided for losses that have been incurred based on events that have occurred as of the balance sheet date.  The allowance is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Mortgage Servicing Rights

PSB services the single-family mortgages it sells to the FHLB and Federal National Mortgage Association (FNMA).  Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due.  When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate.  PSB generally earns a servicing fee of 25 basis points on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float.  Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

PSB records originated mortgage servicing rights (OMSR) as a component of mortgage banking income when the obligation to service such loans has been retained.  The initial value recorded for OMSR is based on the relative values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described.  The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments.  In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization.

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

Income Taxes

Deferred income taxes have been provided under the liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.  Deferred tax expense is the result of changes in the deferred tax asset and liability and is a component of the provision for income taxes.  Interest and penalties due on income tax obligations are recorded as additional income tax expense.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is shown on the consolidated statements of changes in stockholders’ equity.  PSB’s accumulated other comprehensive income (loss) is composed of the unrealized gain (loss) on securities available for sale, net of tax, and is shown on the consolidated statements of changes in stockholders’ equity.

Current Year Accounting Changes

In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments.  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Among other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS No. 155 is effective for all financial instruments acquired or issued by PSB beginning January 1, 2007.  The adoption of SFAS No. 155 did not have a material effect on PSB’s financial statements.

In 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets.  This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities such as PSB’s mortgage servicing rights.  Among other things, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or fair value measurement method to subsequently measure and report each class of separately recognized servicing assets and servicing liabilities.  It also requires additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 was effective for PSB on January 1, 2007 when PSB elected to continue to account for its mortgage servicing rights under the amortization method.  Adoption of SFAS No. 156 did not have a material effect on PSB’s financial condition or results of operations.

In 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in PSB’s tax returns.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 became effective for PSB on January 1, 2007.  Upon adoption, PSB had no significant uncertain tax positions with a potentially material liability, and the adoption of FIN 48 did not have a material effect on its financial statements.

During 2006, PSB adopted SFAS No. 123, Share-Based Payment, which requires all share-based awards and compensation to be reflected in earnings.  Prior to the date of adoption, PSB’s stock option plan was fully granted with no additional shares available for grant.  There were no stock options granted during the three years ended December 31, 2006.  Adoption of this accounting change did not have an effect on PSB’s financial condition or results of operations.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Future Accounting Changes

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in accounting principals generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for PSB’s financial statements issued after January 1, 2008.  PSB believes the adoption of this statement will not have a material effect on its financial statements.

In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assts and liabilities differently without having to apply complex hedge accounting provisions.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued beginning January 1, 2008.  PSB believes adoption of this statement will not have a material effect on its financial statements.

The FASB Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued during 2006 and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, was issued during 2007 to be effective for PSB on January 1, 2008.  These EITF Issues clarify that deferred compensation or postretirement or postemployment benefits should be accounted for separately from related investments in split-dollar bank-owned life insurance (BOLI).  The benefits of the life insurance investment should be calculated based on the substantive agreement and the plan costs accrued for over the requisite service period.  Adoption of EITF Issues No. 06-4 and 06-10 is not expected to have a material effect on PSB’s financial condition or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2

CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits.  The total required reserve balance was approximately $249 and $252 at December 31, 2007 and 2006, respectively.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100.  PSB also maintains cash balances in money market funds.  Such balances are not insured.  Uninsured cash and cash equivalent balances totaled $18,504 and $13,448 at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 3

SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$22,516	$311	$ 1	$22,826
Obligations of states and political subdivisions	33,272	336	73	33,535
Mortgage-backed securities	30,877	163	50	30,990
Collateralized mortgage obligations	7,710	27	72	7,665
Nonrated trust preferred securities	2,150	0	0	2,150
Other equity securities	48	0	0	48

Totals	$96,573	$837	$196	$97,214

December 31, 2006

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$23,732	$ 23	$ 77	$23,678
Obligations of states and political subdivisions	30,737	278	148	30,867
Mortgage-backed securities	13,944	11	121	13,834
Collateralized mortgage obligations	9,469	0	137	9,332
Nonrated trust preferred securities	2,250	0	0	2,250
Other equity securities	48	0	0	48

Totals	$80,180	$312	$483	$80,009

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table indicates the amount of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2007

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$ 0	$ 0	$ 999	$ 1	$ 999	$ 1
Obligations of states and political subdivisions	3,305	26	4,397	47	7,702	73
Mortgage-backed securities	1,128	12	3,893	38	5,021	50
Collateralized mortgage obligations	0	0	5,216	72	5,216	72

Total temporarily impaired securities	$ 4,433	$ 38	$14,505	$158	$18,938	$ 196

2006

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$11,391	$ 33	$ 6,178	$ 44	$17,569	$ 77
Obligations of states and political subdivisions	1,220	11	7,392	137	8,612	148
Mortgage-backed securities	5,746	15	5,225	106	10,971	121
Collateralized mortgage obligations	510	8	8,823	129	9,333	137

Total temporarily impaired securities	$18,867	$ 67	$27,618	$416	$46,485	$ 483

At December 31, 2007, 54 debt securities had unrealized losses with aggregate depreciation of 1.0% from the amortized cost basis.  These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase and are not due to changes in the financial condition of the issuers.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts’ reports.  Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$ 9,400	$ 9,428
Due after one year through five years	24,727	25,160
Due after five years through ten years	15,541	15,641
Due after ten years	8,270	8,282

Subtotals	57,938	58,511
Mortgage-backed securities and collateralized mortgage obligations	38,587	38,655

Totals	$96,525	$97,166

Securities with a fair value of $42,938 and $19,623 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

There was no sale of securities during 2007.  During 2006 and 2005, respectively, proceeds from the sale of securities totaled $16,864 and $206 with gross gains of $0 and $6, and with gross losses of $472 and $0.

NOTE 4

LOANS

The composition of loans at December 31 categorized by the initial purpose of the loan is as follows:

	2007	2006

Commercial, industrial, and municipal	$109,639	$100,980
Commercial real estate mortgage	153,266	146,778
Residential real estate mortgage	84,180	87,991
Real estate construction	36,422	29,813
Residential real estate home equity	16,988	12,603
Consumer and individual	4,325	4,676

Subtotals	404,820	382,841
Net deferred loan costs	321	416
Loans in process of disbursement	(13,161)	(9,030)
Allowance for loan losses	(4,850)	(4,478)

Net loans receivable	$387,130	$369,749

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest.  The rate of interest on some of these loans is capped over the life of the loan.  At December 31, 2007 and 2006, PSB held $18,985 and $23,006, respectively, of variable rate loans with interest rate caps.  Of these loans, $9,210 and  $11,696 had reached the interest rate cap at December 31, 2007 and 2006, respectively.

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

	2007	2006

Loans outstanding at beginning	$ 7,423	$ 5,760
New loans	2,735	2,883
Repayments	(2,941)	(1,220)

Loans outstanding at end	$ 7,217	$ 7,423

At December 31, 2007 and 2006, PSB had total loans receivable of approximately $5,963 and $5,992, respectively, from one related party.

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2007	2006	2005

Impaired loans without a valuation allowance	$1,172	$3,105	$ 422
Impaired loans with a valuation allowance	768	1,078	1,815

Total impaired loans	$1,940	$4,183	$2,237

Valuation allowance related to impaired loans	$ 220	$ 270	$ 195

	Years ended December 31,
	2007	2006	2005

Average recorded investment, net of allowance for loan losses	$2,894	$4,286	$2,428

Interest income recognized	$ 303	$ 279	$ 183

Interest income recognized on a cash basis on impaired loans	$ 0	$ 0	$ 78

No additional funds are committed to be advanced in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2007 and 2006 were $3,144 and $4,281, respectively.  There were no loans past due 90 days or more but still accruing income at December 31, 2007 and 2006.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

An analysis of the allowance for loan losses for the three years ended December 31 follows:

	2007	2006	2005

Balance, January 1	$4,478	$4,180	$4,157
Provision charged to operating expense	480	495	160
Recoveries on loans	26	67	33
Loans charged off	(134)	(264)	(170)

Balance, December 31	$4,850	$4,478	$4,180

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2007, PSB serviced payments on $169,777 of first lien residential loan principal for the FHLB.  At December 31, 2007, the maximum PSB obligation for such guarantees would be approximately $1,538 if total foreclosure losses on the entire pool of loans exceed approximately $3,688.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.  PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible losses.

NOTE 5

MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $170,951 and $170,891 at December 31, 2007 and 2006, respectively.  The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total
Balance at January 1, 2005	$ 945	$(106)	$ 839

Additions from originated servicing	269	0	269
Amortization charged to earnings	(235)	0	(235)
Change in valuation allowance charged to earnings	0	7	7

Balance at December 31, 2005	979	(99)	880

Additions from originated servicing	148	0	148
Amortization charged to earnings	(161)	0	(161)
Change in valuation allowance charged to earnings	0	41	41

Balance at December 31, 2006	966	(58)	908

Additions from originated servicing	130	0	130
Amortization charged to earnings	(170)	0	(170)
Change in valuation allowance charged to earnings	0	21	21

Balance at December 31, 2007	$ 926	$ (37)	$ 889

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The table below summarizes the components of PSB’s mortgage banking income for the three years ending December 31, 2007.

Years ending December 31,	2007	2006	2005

Cash gain on sale of mortgage loans	$ 327	$ 287	$ 312
Originated mortgage servicing rights	130	148	269

Gain on sale of mortgage loans	457	435	581

Mortgage servicing fee income	425	428	415
FHLB credit enhancement fee income	138	142	112
Amortization of mortgage servicing rights	(170)	(161)	(235)
Change in servicing right valuation allowance	21	41	7

Loan servicing fee income, net	414	450	299

Mortgage banking income	$ 871	$ 885	$ 880

NOTE 6

PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31 follows:

	2007	2006

Land	$ 2,235	$ 2,235
Buildings and improvements	9,313	9,298
Furniture and equipment	5,623	5,206

Total cost	17,171	16,739
Less – Accumulated depreciation and amortization	6,089	5,270

Totals	$11,082	$11,469

Depreciation and amortization charged to operating expenses amounted to $889 in 2007, $904 in 2006, and $866 in 2005.

During 2006, PSB sold vacant land held for potential future branching and recognized a gain on sale of premises and equipment totaling $390.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease.  PSB has the option to renew the noncancelable branch location lease for two additional two-year terms upon expiration in May 2008.  The lease is classified as operating.  Future minimum payments under the noncancelable lease during 2008 total $21.

Rental expense for all operating leases was $65, $64, and $63, for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 7

DEPOSITS

The distribution of deposits at December 31 is as follows:

	2007	2006

Non-interest-bearing demand	$ 55,470	$ 55,083
Interest-bearing demand (NOWs)	72,513	53,776
Savings	20,470	25,100
Money market	74,171	67,050
Retail time	128,682	122,475
Wholesale market and national time	50,700	67,931

Total deposits	$402,006	$391,415

The scheduled maturities of time deposits at December 31, 2007, are summarized as follows:

2007	$126,500
2008	22,299
2009	19,181
2010	6,558
2011	4,814
Thereafter	30

Total	$179,382

Time deposits with individual balances of $100 and over totaled $108,049 and $117,713 at December 31, 2007 and 2006, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2007 and 2006 totaled $3,982 and $4,773, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 8

FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2007

Fixed rate, interest only	2008	3.90%-5.39%	4.78%	$18,000
Adjustable rate, interest only	2008	4.40%	4.40%	4,000
Fixed rate, interest only	2009	3.48%-4.50%	3.96%	19,000
Fixed rate, interest only	2010	4.32%-4.88%	4.49%	16,000

Totals			4.40%	$57,000

2006

Fixed rate, interest only	2007	2.63%-5.35%	4.04%	$14,000
Fixed rate, interest only	2008	3.90%-5.39%	4.73%	17,000
Fixed rate, interest only	2009	3.48%-4.50%	3.94%	17,000
Fixed rate, interest only	2010	4.34%-4.88%	4.54%	12,000

Totals			4.31%	$60,000

The rate on the adjustable rate FHLB advance at December 31, 2007, resets daily based on a spread over the FHLB’s effective federal funds rate.  At December 31, 2007, fixed rate advances maturing in 2010 include $4,000 in advances that carry a one-time optional issuer (FHLB) put back to PSB during 2008 at par.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  PSB may draw upon an FHLB open line of credit up to approximately 65% of unencumbered 1-4 family residential first mortgage loans and 44% of residential junior mortgage loans pledged as collateral out of its portfolio.  The FHLB advances are also secured by $3,017 of FHLB stock owned by PSB at December 31, 2007 and 2006, respectively.  PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $80,571 based on residential real estate mortgage collateral totaling $117,355 as of December 31, 2007.  At December 31, 2007, PSB’s available and unused portion of this line of credit totaled approximately $23,571.  PSB also has, under a current agreement with the FHLB, an ability to borrow up to $19,865 by pledging securities available for sale.

FHLB advances drawn by PSB totaling greater than $60,340 require PSB to purchase additional shares of FHLB stock.

NOTE 9

OTHER BORROWINGS

Other borrowings consist of federal funds purchased of $2,492 at December 31, 2007, and securities sold under both short-term and long-term repurchase agreements totaling $23,915 and $3,995 at December 31, 2007 and 2006, respectively.

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $24,765 and $5,062 at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

	2007	2006	2005

As of end of year:
Weighted average rate	4.23%	3.42%	2.76%
For the year:
Highest month-end balance	$26,407	$19,728	$16,038
Daily average balance	$12,911	$ 4,719	$ 8,739
Weighted average rate	4.44%	3.69%	3.11%

Short-term and long-term repurchase agreements totaling $3,415 at December 31, 2007 are with local customers over original terms generally less than five years.  Other repurchase agreements totaling $20,500 are structured repurchase agreements with wholesale issuers carrying fixed and adjustable rates.  Adjustable rates during the initial lock-out period change quarterly based on the three-month London Interbank Offered Rate (LIBOR) subject to a rate cap equal to the fixed put rate.  Following initial lock-out periods, the repurchase agreements may be put back by the issuer to PSB and convert to predetermined fixed rates for the remaining outstanding term if the put is not exercised.  The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2007:

Optional Put	Maturity Date	Current Rate	Fixed Put Rate	Amount

March 5, 2008	March 5, 2010	4.650%	4.650%	$ 7,000
November 1, 2009	November 1, 2014	4.335%	4.335%	8,000
November 1, 2010	November 1, 2017	4.090%	4.090%	5,500

Totals		4.377%	4.377%	$20,500

During 2007, PSB entered into a line of credit at the parent holding company level for advances up to $1 million which expires in March 2008.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (LIBOR) plus 1.50%.  As of December 31, 2007, no advances were outstanding on the line of credit.

NOTE 10

JUNIOR SUBORDINATED DEBENTURES

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005.  The subordinated debentures mature in 2035 and carry an initial fixed rate of 5.82% until September 2010.  Following the fixed period, the rate is adjusted quarterly to the three month LIBOR plus 1.70%.  Total interest expense on the junior subordinate debentures was $454 in 2007 and 2006, respectively.  The subordinated debentures may be called by PSB in part or in full on September 15, 2010, and quarterly thereafter.

PSB has fully and unconditionally guaranteed all the obligations of the Trust.  The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities to the extent of the funds held by the Trust.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

NOTE 11

RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees.  PSB matches 50% of employees’ salary deferrals up to the first 6% of pay deferred.  PSB also may declare a discretionary profit sharing contribution.  The expense recognized for contributions to the plan for the years ended December 31, 2007, 2006, and 2005 was $309, $310, and $315, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB maintains deferred compensation agreements with certain executives at December 31, 2007.  PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred.  PSB directors may elect to defer earned director fees into a separate deferred directors' fees plan.  No PSB match is made on directors’ fees deferred.  Cumulative deferred balances earn a crediting rate generally equal to 50% of PSB's return on average equity through 2007.  The crediting will generally be 100% of PSB’s return on average equity beginning in 2008.  The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15-years commencing the month following each participant's normal retirement date.  PSB is accruing this liability over the participant’s remaining periods of service.  The liability outstanding under the agreements was $1,187 and $965 at December 31, 2007 and 2006, respectively.  The amount charged to operations was $62, $99, and $127 for 2007, 2006, and 2005, respectively.

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired bank officers and their spouses.  Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005.  Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement.  Plan benefits for these retired officers continue until the officer’s death.  No current employees are eligible for benefits under this plan.  At December 31, 2007, there were four retirees receiving benefits.  The liability for future postretirement health care benefits was $152 and $180 at December 31, 2007 and 2006, respectively.  Postretirement health care benefit plan (income) expense was $(22), $(38), and $8 in 2007, 2006, and 2005, respectively.

During 2007 and 2006, PSB entered into severance agreements with former executives that provided lump sum payments or continuation of salary called for under previous employment agreements and health insurance premium costs until reaching age 65.  The liability for benefits under the agreements was $112 and $192 at December 31, 2007 and 2006, respectively.  Severance plan expense recorded by PSB for all severance agreements totaled $146 and $167 in 2007 and 2006, respectively.

NOTE 12

SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $50 per year for each individual with a $1,086 stop-loss per year for participants in the aggregate.  Coverages in 2008 will be $55 per individual with no stop-loss for participants in the aggregate.  PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums.  Medical benefit plan costs are expensed as incurred.  The liability recognized for claims incurred but not yet paid was $101 and $100 as of December 31, 2007 and 2006, respectively.  Health and dental insurance expense recorded in 2007, 2006, and 2005 was $700, $773, and $565, respectively.

NOTE 13

INCOME TAXES

The components of the provision for income taxes are as follows:

	2007	2006	2005

Current income tax provision:
Federal	$1,300	$1,522	$1,533
State	287	317	304

Total current	1,587	1,839	1,837

Deferred income tax expense (benefit):
Federal	(281)	(346)	155
State	(39)	(69)	45

Total deferred	(320)	(415)	200

Total provision for income taxes	$1,267	$1,424	$2,037

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2007		2006		2005
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$1,838	34.0	$1,649	34.0	$2,168	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(484)	(9.0)	(402)	(8.3)	(370)	(5.8)
Federal tax refund	(200)	(3.7)
Bank-owned life insurance	(92)	(1.7)	(68)	(1.4)	(54)	(0.9)
State income tax	164	3.0	164	3.4	230	3.6
Other	41	0.8	81	1.7	63	1.0

Provision for income taxes	$1,267	23.4	$1,424	29.4	$2,037	31.9

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities.  The major components of the net deferred tax assets are as follows:

	2007	2006

Deferred tax assets:
Allowance for loan losses	$1,762	$1,572
Deferred compensation and directors’ fees	468	456
Unrealized loss on derivative instruments
State net operating loss	112	85
Postretirement health care benefits	60	71
Employee pension plan
Unrealized loss on securities available for sale	0	66
Interest rate swap liability	0	58
Accrued interest receivable	107	59
Other	132	45
Valuation allowances	(112)	(85)

Gross deferred tax assets	2,529	2,327

Deferred tax liabilities:
Premises and equipment	583	605
Mortgage servicing rights	350	358
FHLB stock	326	326
Unrealized gain on securities available for sale	218	0
Deferred net loan origination costs	130	168
Prepaid expenses	105	89

Gross deferred tax liabilities	1,712	1,546

Net deferred tax asset	$ 817	$ 781

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB pays state income taxes on individual, unconsolidated net earnings.  At December 31, 2007, net operating loss carryforwards of the parent company of approximately $2,089 existed to offset future state taxable income.  These net operating losses will begin to expire in 2012.  A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income.  If realized, the tax benefit for this item will reduce current tax expense for that period.  The valuation allowance increased $27 and $30 in 2007 and 2006, respectively.

The Internal Revenue Service audited PSB’s federal income tax returns for 1999 through 2002 and disallowed a portion of the Bank’s interest deductions for such years.  The IRS believed that municipal bonds owned by PSB’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the PSB’s allowable interest expense deductions.  In August 2005, PSB filed a petition with the United States Tax Court contesting payment of $184 of tax and interest related to the calculation.  In November 2007, the Tax Court ruled in PSB’s favor on all significant points of the case.  PSB will receive a refund of previous tax and interest paid based on the Tax Court ruling.  Recognition of this refund plus interest reduced federal income tax expense by approximately $200 during 2007.

NOTE 14

INTEREST RATE SWAP

During 2005, PSB entered into an interest rate swap contract originally classified as a fair value hedge that converted the fixed rate payments on certain wholesale broker certificates of deposit to variable rates of interest.  The interest rate risk management strategy was to change fixed brokered time deposit interest payments to a floating rate payment to better match adjustable rate commercial loans.  Both the swap (by the swap counterparty) and the liability (by PSB) became callable in April 2006, with additional semiannual call dates until final maturity in October 2008.

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

During 2007, the swap liability was prepaid with a final payment of $115.  No interest rate swaps were outstanding at December 31, 2007.

Summary information about the impact to income from interest rate swaps during the years ended December 31 follows:

	2007	2006

Net monthly settlement expense during the year	$ 15	$ 89
Net change in unrealized fair value liability during the year charged against income	(32)	147

Total swap (income) expense during the year	$(17)	$236

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Summary information about interest rate swaps at December 31, 2006, follows:

Notional amount	$10,000
Weighted average pay rate	5.33%
Weighted average receive rate	4.25%
Weighted average maturity – Months	22
Fair value liability of swap at period end	$ (147)
Net settlement frequency	Monthly

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

	2007	2006

Commitments to extend credit – Fixed and variable rates	$65,004	$56,491
Commercial standby letters of credit – Variable rate	5,363	72
Unused home equity lines of credit – Primarily variable rate	17,453	16,080
Unused credit card commitments – Variable rate	3,110	3,863
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	1,539	1,396

Totals	$92,469	$77,902

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  PSB evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

Unfunded commitments under home equity lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Credit card commitments are commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp).  These commitments are unsecured.

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”).  In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, PSB enters into firm commitments to deliver loans to the FHLB through the Program.  Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans.  PSB had no firm commitments outstanding to deliver loans through the Program at December 31, 2007.  Once delivered to the Program, PSB provides a contractually agreed-upon credit enhancement and performs servicing of the loans.  Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum.  PSB received a fee for this credit enhancement.  PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

Guarantee Credit Risk

PSB has guaranteed repayment of a customer interest rate swap and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate.  The total principal amount guaranteed by PSB totaled $5,607 at December 31, 2007.  The letter of credit guarantee expires in 2010 while the swap guarantee expires in 2022.  The guarantee liability is carried at estimated fair market value and totaled $84 at December 31, 2007.  Income recognized on the guarantee totaled $16 during 2007.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 16

STOCK OPTION PLAN

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant.  Options may be exercised anytime after the option grant’s six-month anniversary.  These options expire ten years after the grant date and all currently unexercised options will expire between December 2011 and April 2012.  As of December 31, 2007, all 4,476 options outstanding were eligible to be exercised at an average exercise price ranging from $15.80 to $16.83 per share.  The following table summarizes information regarding stock options outstanding at December 31, 2007, and activity during the three years ended December 31, 2007, 2006, and 2005.

		Weighted
		Average
	Shares	Price

January 1, 2005	24,273	$16.00
Options granted	0
Options exercised	(3,058)	15.83
Option forfeited	(244)	15.83

December 31, 2005	20,971	16.06
Options granted	0
Options exercised	(1,385)	15.83
Option forfeited	0

December 31, 2006	19,586	16.08
Options granted	0
Options exercised	(14,026)	16.14
Option forfeited	(1,084)	15.83

December 31, 2007	4,476	$15.96

No common stock options were issued and no expense was recorded in the three years ended December 31, 2007.  As of December 31, 2007, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

The total estimated intrinsic value of options exercised during 2007, 2006, and 2005 was $170, $21, and $49, respectively.  Cash received from options exercised during 2007, 2006, and 2005 was $226, $22, and $48, respectively.  There were no significant tax benefits realized for tax deductions from the exercise of stock options during the three years ended December 31, 2007.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total capital (to risk weighted assets):
Consolidated	$48,453	11.36%	$34,133	8.00%	N/A	N/A
Peoples State Bank	$47,710	11.18%	$34,132	8.00%	$42,665	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$43,603	10.22%	$17,067	4.00%	N/A	N/A
Peoples State Bank	$42,860	10.05%	$17,066	4.00%	$25,599	6.00%

Tier I capital (to average assets):
Consolidated	$43,603	8.39%	$20,795	4.00%	N/A	N/A
Peoples State Bank	$42,860	8.24%	$20,794	4.00%	$25,993	5.00%

As of December 31, 2006:
Total capital (to risk weighted assets):
Consolidated	$46,439	11.91%	$31,203	8.00%	N/A	N/A
Peoples State Bank	$45,468	11.66%	$31,202	8.00%	$39,003	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$41,961	10.76%	$15,602	4.00%	N/A	N/A
Peoples State Bank	$40,990	10.51%	$15,601	4.00%	$23,402	6.00%

Tier I capital (to average assets):
Consolidated	$41,961	8.43%	$19,910	4.00%	N/A	N/A
Peoples State Bank	$40,990	8.24%	$19,894	4.00%	$24,867	5.00%

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

	2007	2006	2005

Weighted average shares outstanding	1,565,212	1,645,603	1,714,648
Effect of dilutive stock options outstanding	4,851	9,582	10,096

Diluted weighted average shares outstanding	1,570,063	1,655,185	1,724,744

Basic earnings per share	$2.65	$2.08	$2.53

Diluted earnings per share	$2.64	$2.07	$2.52

NOTE 19

RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB.  To fund the repurchase of 5.9% of PSB’s common equity shares during 2006, the Bank made a dividend distribution to PSB in excess of current year net income.  Under state banking regulations, the Bank may not make dividend distributions in excess of year-to-date net income to PSB during 2008 without regulatory approval.  If regulatory approval is obtained during these future periods, the maximum retained earnings of the Bank available for distribution as dividends would be approximately $14,321.

NOTE 20

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is considered to equal the estimated fair value for cash and cash equivalents, other short-term borrowings, FHLB stock, accrued interest receivable and payable, bank-owned life insurance, demand deposits, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans, or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of FHLB advances and junior subordinated debentures is based on current rates for similar financing.  The fair value of interest rate swaps is based on market prices or dealer quotes.  Fair value of mortgage servicing rights is based on discounted cash flows over the anticipated repayment term of serviced loans.  The fair value of off-balance-sheet credit-related items is not significant.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$ 21,127	$ 21,127	$ 25,542	$ 25,542
Securities	97,214	97,214	80,009	80,009
Net loans receivable and loans held for sale	387,495	387,732	370,750	368,548
Accrued interest receivable	2,383	2,383	2,464	2,464
Mortgage servicing rights	889	889	908	908
FHLB stock	3,017	3,017	3,017	3,017
Cash surrender value of life insurance	8,728	8,728	5,900	5,900

Financial liabilities:

Deposits	402,006	402,281	391,415	390,197
FHLB advances	57,000	57,531	60,000	59,053
Other borrowings	26,407	26,855	3,995	3,969
Junior subordinated debentures	7,732	7,515	7,732	7,447
Accrued interest payable	1,404	1,404	1,379	1,379
Interest rate swap	0	0	147	147

NOTE 21

CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheets as of December 31, 2007 and 2006, and condensed statements of income and cash flows for the years ended December 31, 2007, 2006, and 2005, for PSB Holdings, Inc. should be read in conjunction with the consolidated financial statements and footnotes.

Balance Sheets

December 31, 2007 and 2006

Assets	2007	2006

Cash and due from banks	$ 1,085	$ 1,309
Investment in Peoples State Bank	43,372	40,975
Other assets	420	428

TOTAL ASSETS	$44,877	$42,712

Liabilities and Stockholders’ Equity

Junior subordinated debentures	$ 7,732	$ 7,732
Accrued dividends payable	510	509
Other liabilities	20	24
Total stockholders’ equity	36,615	34,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,877	$42,712

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Income

Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Income:
Dividends from Peoples State Bank	$ 2,611	$ 5,558	$ 1,875
Dividends from other investments	18	19	16
Interest	11	13	6

Total income	2,640	5,590	1,897

Expenses:
Interest expense on junior subordinated debentures	454	454	231
Transfer agent and shareholder communication	33	46	38
Other	58	84	65

Total expenses	545	584	334

Income before income taxes and equity in
undistributed net income of Peoples State Bank	2,095	5,006	1,563
Recognition of income tax benefit	176	181	109

Net income before equity in undistributed
net income of Peoples State Bank	2,271	5,187	1,672
Equity in undistributed net income of Peoples State Bank	1,869	(1,760)	2,668

Net income	$ 4,140	$ 3,427	$ 4,340

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$ 4,140	$ 3,427	$ 4,340
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(1,869)	1,760	(2,668)
(Increase) decrease in other assets	8	(69)	(76)
Increase (decrease) in other liabilities	(4)	4	20
Increase (decrease) in dividends payable	1	(20)	13

Net cash provided by operating activities	2,276	5,102	1,629

Net cash used in investing activities –
Investment in Peoples State Bank	0	0	(7,500)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	0	0	7,481
Dividends declared	(1,026)	(1,021)	(1,060)
Proceeds from stock options issued out of treasury	226	22	48
Proceeds from stock shares issued to Peoples State Bank
out of treasury used to pay directors’ fees	0	0	3
Purchase of treasury stock	(1,700)	(3,903)	(536)

Net cash provided by (used in) financing activities	(2,500)	(4,902)	5,936

Net increase (decrease) in cash and due from banks	(224)	200	65
Cash and due from banks at beginning	1,309	1,109	1,044

Cash and due from banks at end	$ 1,085	$ 1,309	$ 1,109

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Summary of Quarterly Results (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
2007

Interest income	$7,617	$7,826	$8,013	$8,101
Interest expense	4,192	4,261	4,516	4,453
Net interest income	3,425	3,565	3,497	3,648
Provision for loan losses	120	120	120	120
Noninterest income	841	1,001	927	935
Net income	799	1,008	1,021	1,312
Basic earnings per share*	0.50	0.64	0.66	0.85
Diluted earnings per share*	0.50	0.64	0.66	0.85

2006

Interest income	$7,076	$7,369	$7,496	$7,572
Interest expense	3,611	3,886	4,100	4,144
Net interest income	3,465	3,483	3,396	3,428
Provision for loan losses	135	120	120	120
Noninterest income	622	877	912	865
Net income	738	851	965	873
Basic earnings per share*	0.43	0.50	0.60	0.55
Diluted earnings per share*	0.43	0.50	0.60	0.54

2005

Interest income	$5,964	$6,340	$6,606	$6,854
Interest expense	2,444	2,758	3,098	3,355
Net interest income	3,520	3,582	3,508	3,499
Provision (credit) for loan losses	150	30	(50)	30
Noninterest income	803	947	906	812
Net income	1,040	1,171	1,066	1,063
Basic earnings per share*	0.60	0.68	0.62	0.62
Diluted earnings per share*	0.60	0.68	0.62	0.62

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2007, of PSB’s disclosure controls and procedures.  PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of PSB;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the

United States, and that receipts and expenditures of PSB are being made only in accordance with authorizations of management and the directors of PSB; and

•

provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of PSB’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.  This annual report does not include an attestation report of PSB’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by PSB’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.  Management’s report in internal control over financial reporting should be read with these limitations in mind.

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in  Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 13, 2008 relating to the 2008 annual meeting of stockholders (the “2008 Proxy Statement”) under the subcaption “Election of Directors – Election of Directors.”

Information relating to the identification of executive officers of PSB is found in Part I of this Annual Report on Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Polzer (Chairman), Mr. Crooks, Mr. Fish, and Mr. Gullickson serve on the Audit Committee (PSB is not a “listed issuer” as defined in SEC Rule 10A-3).

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

Item 11.

EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Election of Directors – Director Compensation for 2007.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2008 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

The following table sets forth, as of December 31, 2007, information with respect to the sole compensation plan under which PSB’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	4,476	$15.96	0
Equity compensation
plans not approved by
security holders	0	N/A	N/A

Total	4,476	$15.96	0

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Election of Directors – Director Compensation for 2007.”

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of this report.

(1)

The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2007 and 2006

(ii)

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005

(iii)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005

(iv)

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

(v)

Notes to Consolidated Financial Statements

(2)

No financial statement schedules are required by Item 15(b).

(3)

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit

Number

Description

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2

Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1

Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2

Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3

Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the form of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1

Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2

Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3

Peoples State Bank 2007 Senior Management Incentive Compensation Plan as amended December 19, 2006 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.4

2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.5

Employment and Change of Control Agreement with David K. Kopperud (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.6

Amendment No. 1 to Employment and Change of Control Agreement of David K. Kopperud (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 12, 2005)*

10.7

Peoples State Bank 2008 Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2007)*

10.8

Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.9

Employment and Change of Control Agreement with Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2003)*

10.10

Amendment No. 1 to Employment and Change of Control Agreement of Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated April 12, 2005)*

10.11

Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.12

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2004)*

10.13

Amendment to Executive Deferred Compensation Plan – David K. Kopperud (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.14

2005 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*

10.15

Incentive Deferred Bonus Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2004)*

10.16

Peoples State Bank Survivor Income Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2004)*

10.17

Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.18

Employment Agreement dated July 28, 2006 between Peoples State Bank and David K. Kopperud (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated August 3, 2006)*

10.19

Employment and Change of Control Agreement dated June 30, 2006 between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated June 30, 2006)*

10.20

Peter W. Knitt Deferred Compensation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated June 13, 2006)*

10.21

Amendment No. 2 to Employment and Change of Control Agreement with Scott M. Cattanach dated February 22, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2007)*

10.22

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

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

PSB Holdings, Inc.

March 13, 2008	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of March, 2007.

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

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1

Consent of Wipfli LLP

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002