Form 10-Q
period 2008-03-31
PSB HOLDINGS INC /WI/
filed 2008-05-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐

No  ☒

The number of common shares outstanding at May 4, 2008 was 1,548,898.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2008

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2008 (unaudited) and December 31, 2007
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months Ended March 31, 2008 and 2007 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2008 (unaudited)	3

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2008 and 2007 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	28

	Item 6.	Exhibits	28

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2008, unaudited, December 31, 2007, derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2008	2007
Assets

Cash and due from banks	$ 13,507	$ 18,895
Interest-bearing deposits and money market funds	1,627	2,232
Federal funds sold	–	–

Cash and cash equivalents	15,134	21,127

Securities available for sale (at fair value)	101,641	97,214
Loans held for sale	415	365
Loans receivable, net	386,574	387,130
Accrued interest receivable	2,703	2,383
Foreclosed assets	797	653
Premises and equipment, net	11,050	11,082
Mortgage servicing rights, net	908	889
Federal Home Loan Bank stock (at cost)	3,017	3,017
Cash surrender value of bank-owned life insurance	8,996	8,728
Other assets	994	1,597

TOTAL ASSETS	$532,229	$534,185

Liabilities

Non-interest-bearing deposits	$ 47,908	$ 55,470
Interest-bearing deposits	341,446	346,536

Total deposits	389,354	402,006

Federal Home Loan Bank advances	60,000	57,000
Other borrowings	32,461	26,407
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,028	4,425

Total liabilities	493,575	497,570

Stockholders’ equity

Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,887,179 shares	1,887	1,887
Outstanding – 1,548,898 shares and 1,544,982 shares, respectively
Additional paid-in capital	9,390	9,493
Retained earnings	35,082	34,081
Accumulated other comprehensive income	1,458	423
Treasury stock, at cost – 338,281 and 342,197 shares, respectively	(9,163)	(9,269)

Total stockholders’ equity	38,654	36,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$532,229	$534,185

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2008	2007

Interest and dividend income:
Loans, including fees	$6,492	$6,567
Securities:
Taxable	842	616
Tax-exempt	330	305
Other interest and dividends	40	129

Total interest and dividend income	7,704	7,617

Interest expense:
Deposits	3,163	3,401
FHLB advances	606	614
Other borrowings	259	64
Junior subordinated debentures	113	113

Total interest expense	4,141	4,192

Net interest income	3,563	3,425
Provision for loan losses	135	120

Net interest income after provision for loan losses	3,428	3,305

Noninterest income:
Service fees	364	303
Mortgage banking	302	196
Investment and insurance sales commissions	114	124
Increase in cash surrender value of life insurance	89	60
Other noninterest income	155	158

Total noninterest income	1,024	841

Noninterest expense:
Salaries and employee benefits	1,740	1,737
Occupancy and facilities	511	497
Data processing and other office operations	211	217
Advertising and promotion	87	58
Other noninterest expenses	569	575

Total noninterest expense	3,118	3,084

Income before provision for income taxes	1,334	1,062
Provision for income taxes	332	263

Net income	$1,002	$ 799
Basic earnings per share	$ 0.65	$ 0.50
Diluted earnings per share	$ 0.65	$ 0.50

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2008 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2008	$1,887	$9,493	$34,081	$ 423	$(9,269)	$ 36,615

Comprehensive income:
Net income			1,002			1,002
Unrealized gain on securities
available for sale, net of tax				1,035		1,035

Total comprehensive income						2,037

Issuance of new restricted stock grants		(106)			106	–
Vesting of existing restricted stock grants		3				3
Cash dividends paid on restricted stock issue			(1)			(1)

Balance March 31, 2008	$1,887	$9,390	$35,082	$1,458	$(9,163)	$38,654

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007 – unaudited

(dollars in thousands)	2008	2007

Cash flows from operating activities:

Net income	$ 1,002	$ 799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	457	395
Provision for loan losses	135	120
Deferred net loan origination costs	(137)	(126)
Gain on sale of loans	(269)	(89)
Recapture of servicing right valuation allowance	(3)	(6)
Loss on sale of premises and equipment	2	–
(Gain) loss on sale of foreclosed assets	23	(4)
Increase in cash surrender value of life insurance	(89)	(60)
Changes in operating assets and liabilities:
Accrued interest receivable	(320)	(281)
Other assets	15	(230)
Other liabilities	(397)	(481)

Net cash provided by operating activities	419	37

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	5,589	3,388
Payment for purchase of:
Securities available for sale	(8,368)	(2,302)
Net (increase) decrease in loans	303	(4,288)
Capital expenditures	(196)	(184)
Proceeds from sale of foreclosed assets	38	124
Purchase of bank-owned life insurance	(179)	(778)

Net cash used in investing activities	(2,813)	(4,040)

Consolidated Statements of Cash Flows, continued

	2008	2007

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(7,562)	(4,353)
Net decrease in interest-bearing deposits	(5,090)	(2,848)
Net increase (decrease) in FHLB advances	3,000	(10,000)
Net increase (decrease) in other borrowings	6,054	8,194
Dividends declared	(1)	–
Proceeds from exercise of stock options	–	61
Purchase of treasury stock	–	(295)

Net cash used in financing activities	(3,599)	(9,241)

Net decrease in cash and cash equivalents	(5,993)	(13,244)
Cash and cash equivalents at beginning	21,127	25,542

Cash and cash equivalents at end	$15,134	$12,298

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 4,019	$ 4,049
Income taxes	140	275

Noncash investing and financing activities:

Loans charged off	$ 33	$ 8
Loans transferred to foreclosed assets	206	13
Issuance of unvested restricted stock grants at fair value	100	–
Vesting of existing restricted stock grants	3	–

PSB Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.’s (“PSB”) financial position, results of its operations, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary, Peoples State Bank.  Dollar amounts are in thousands, except per share amounts.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2007, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of March 31, 2008, 4,476 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the three months ended March 31, 2008, no options were exercised.  During the three months ended March 31, 2007, options were exercised with respect to 3,824 shares at an average price of $15.98 per share.  The total estimated intrinsic value of options exercised was $53 during the three months ended March 31, 2007.

During the quarter ended March 31, 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Unvested shares are subject to forfeiture upon employee termination.  During the three months ended March 31, 2008, compensation expense of $3 was recorded from amortization of restricted shares expected to vest upon the initial vesting date.  Projected compensation expense assuming all restricted shares eventually vest to employees would be $10 in 2008, $10 in 2009, and $20 during 2010, 2011, 2012, and 2013, respectively.  As of March 31, 2008, all 3,916 shares of restricted stock remained unvested.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Unvested but issued restricted shares are not considered to be outstanding for purposes of calculating weighted average number of shares outstanding or included to determine net book value per share.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and unvested restricted stock.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2008	2007

Net income	$ 1,002	$ 799

Weighted average shares outstanding	1,544,982	1,589,980
Effect of dilutive stock options outstanding	1,600	7,425
Effect of dilutive unvested restricted stock shares outstanding	–	–

Diluted weighted average shares outstanding	1,546,582	1,597,405

Basic earnings per share	$ 0.65	$ 0.50
Diluted earnings per share	$ 0.65	$ 0.50

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
(dollars in thousands – unaudited)	2008	2007

Net income	$1,002	$799
Unrealized gain on securities available for sale, net of tax	1,035	58

Comprehensive income	$2,037	$857

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

NOTE 7 – INCOME TAXES

The Internal Revenue Service (“IRS”) audited PSB’s federal income tax returns for 1999 through 2002, and had disallowed a portion of the Bank’s interest deductions for such years.  The IRS asserted that PSB owed an additional $184 of tax including interest, which PSB paid in 2005 following the audit.  The IRS’s contention was that municipal bonds owned by the Bank’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank’s allowable interest expense deduction.  In August 2005, PSB filed a petition with the United States Tax Court contesting such adjustment.

On November 1, 2007, the Tax Court decided for PSB on each significant point in the case.  Based on this decision, PSB reduced its federal income tax expense during the quarter ended December 31, 2007, by $200 for the refund to be received from the case.  During the quarter ended March 31, 2008, the IRS announced it would not appeal the Tax Court decision.

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

NOTE 10 – HOLDING COMPANY LINE OF CREDIT

PSB expects to renew an existing line of credit at the parent holding company level for advances up to $1 million which expired in March 2008.  PSB is currently negotiating the terms of this line for another year.  The line had carried a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 1.50%.  As of March 31, 2008, and 2007, no advances were outstanding on the line.

NOTE 11 – CURRENT YEAR ACCOUNTING CHANGES

In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements which was effective for financial statements issued after January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at period end and establishes a three-level hierarchy for fair value measurement.  SFAS No. 157 also expands disclosure about instruments measured at fair value and how changes in fair value have impacted net income.  PSB adopted this statement during the quarter ended March 31, 2008 (except as delayed for nonfinancial assets and liabilities), which had no material effect on its financial statements.

FASB Staff Position (FSP) on SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008.  PSB elected to delay the application of SFAS 157 to nonfinancial assets and liabilities including foreclosed assets held at March 31, 2008.

In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  This statement permits PSB to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value.  This election establishes new presentation and disclosure requirements in the event such fair value election is made.  PSB did not elect to measure any financial instruments at fair value in connection with adoption of SFAS No. 159 on January 1, 2008, which had no material effect on its financial statements during the quarter ended March 31, 2008.

NOTE 12 – FAIR VALUE MEASUREMENTS

Certain assets are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Although no such liabilities were held by PSB at March 31, 2008, certain liabilities could also be recorded and disclosed at fair value.  Some of these assets and liabilities are measured on a recurring basis, while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements.  For example, securities available for sale are recorded at fair value on a recurring basis.  Other assets, such as loans held for sale, impaired loans and mortgage servicing rights are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.

Under FAS 157, PSB groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest).  A brief description of each level follows:

Level 1- Valuation based upon quoted prices for identical instruments in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability.  Valuation techniques include use of discounted cash flow models and similar techniques.

Assets measured at fair value on a recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$101,641	$ –	$99,839	$1,802

Reconciliation of recurring fair value measurements using significant unobservable inputs:				Securities
				Available
(dollars in thousands)				For Sale

Beginning of year balance				$2,198

Total realized/unrealized gains and (losses):

Included in earnings				–
Included in other comprehensive income				104

Purchases, maturities, and sales				(500)

End of period balance				$1,802

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at period end				$ –

Securities available for sale classified within Level 2 of the valuation hierarchy are carried at fair value estimated from pricing models based on quoted prices of similar securities on active markets.  Securities classified as Level 2 include U.S. Government and Agency securities, agency and whole loan mortgage related securities, obligations of states and political subdivisions, and FNMA preferred stock.

PSB considers nonrated trust preferred securities and other equity securities not traded on active markets to be classified as Level 3 assets whose fair value is determined using significant unobservable inputs.  Nonrated trust preferred securities represent nearly all Level 3 securities at March 31, 2008.  Other equity securities in this category are carried at cost, which approximates fair value.

The fair value of nonrated trust preferred securities is estimated using a discounted cash flow model based on estimated current investment yields that would be paid by the same security with similar terms issued by the same entity as currently held in the portfolio.  Discounted cash flows are accumulated up to the initial security call date upon which date the security is expected to be called.  Determination of the expected call date takes into account existing security spreads and expected replacement spreads to reissue a similarly structured trust preferred issue.

Assets measured at fair value on a non-recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,862	–	–	$2,862
Mortgage servicing rights	908	–	–	908

Totals	$ 3,770	$ –	$ –	$3,770

Fair values for impaired loans are estimated using underlying collateral values as a practicable expedient to determine fair value.  Collateral fair values are estimated based on independent appraisals or upon management’s internal estimates of value based on sales of similar collateral.  Fair value of impaired loans are reported before selling costs of the related collateral, but measured on the balance sheet net of estimated selling costs.  Therefore, significant estimated selling costs would cause the reported fair value of impaired loans to be greater than the measurement value of impaired loans as maintained on the balance sheet.  At March 31, 2008, estimated selling costs of collateral supporting impaired loans were immaterial.

Mortgage servicing rights are valued based on stratification of the serviced loan pools by year of origination, term of the loan, and range of interest rate within each term.  Quarterly, each stratum is analyzed using prepayment assumptions provided by independent sources based on national market trends and expectations.  Expectations of future cash flows from servicing are discounted using a rate of generally 10%.  Unrealized fair value gains and losses represented within each stratum are netted together to determine measurement value on a lower of cost or market basis. These lower of cost or market measurements by stratum are aggregated and compared to amortized historical cost of mortgage servicing rights to determine the need for a valuation reserve.  As of March 31, 2008 a total valuation reserve of $32 was maintained against the amortized cost of mortgage servicing rights.  During the three months ended March 31, 2008, the valuation reserve declined $3, which increased mortgage banking income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on March 31, 2008, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item 1 of PSB’s Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and, from time to time, in PSB’s other filings with the Securities and Exchange Commission.  PSB does not intend to update forward-looking statements.  Additional risk factors relating to an investment in PSB common stock are described under Item 1A of its 2007 Form 10-K.

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

March 2008 quarterly net income was $1,002, or $.65 per share, up from $799, or $.50 per share during March 2007.  Increased earnings in 2008 were due to greater net interest income on a larger asset base than in March 2007 and growth in mortgage banking income resulting from a decline in long-term secondary market rates while keeping operating expenses near the prior year’s levels.  The increase in earnings per share also benefited from PSB stock buyback programs during 2007, which decreased average shares outstanding by 2.8% during March 2008 compared to March 2007.  March 2007 net income was also reduced $99 by several non-recurring expenses as more fully described under “Noninterest Expenses.”

Assets at March 31, 2008 were $532,229 compared to $534,185 at December 31, 2007 and $492,975 at March 31, 2007.  Total loans receivable were $386,574 at March 31, 2008 compared to $387,130 at December 31, 2007 and $374,258 at March 31, 2007.  Investment securities grew $4,427 during the March 2008 quarter to $101,641 from purchase of U. S. Government agency securities including $1,000 of FNMA preferred stock and an increase in unrealized gains on fair value of securities of $1,623.  Future asset growth during the remainder of 2008 is expected to be from increases in loans receivable while investment securities are expected to remain similar or decline slightly.

Total deposits of $389,354 at March 31, 2008 decreased $12,652 from December 31, 2007 but increased $5,140 from March 31, 2007.  During the March 2008 quarter, noninterest bearing deposits decreased $7,562 primarily from normal seasonal run-off for PSB’s customer base.  Such quarterly run-off was approximately $4,400 during March 2007, and $5,600 during March 2006.  In addition, $7,000 in a municipal customer interest bearing deposit account was withdrawn from PSB due to higher short-term investments rates available from Wisconsin’s public investment pools.  Total wholesale funding at March 31, 2008 was $144,359, up $10,252, or 7.6% from wholesale funding of $134,107 at December 31, 2007 as the decline in local deposits was replaced.  During the remainder of 2008, use of wholesale funding is expected to increase significantly to fund anticipated local loan growth.

PSB’s provision for loan losses was $135 in the March 2008 quarter and $120 in the March 2007 quarter.  Annualized net charge-offs (recoveries) were .03% and (.01%) during the quarters ended March 31, 2008 and 2007, respectively.  At March 31, 2008, the allowance for loan losses was 1.27% of total loans ($4,958), compared to 1.24% ($4,850) at December 31, 2007, and 1.22% ($4,606) at March 31, 2007.  Nonperforming loans increased 26% from $4,450 at December 31, 2007 to $5,608 at March 31, 2008.  Nonperforming loans were $3,989 at March 31, 2007.  PSB continues to see greater stresses on the local economy, which has increased both nonperforming loans and other past due loans.  However, the existing nonaccrual loans are spread over a large base of unrelated borrowers and industries.  PSB anticipates nonperforming loans to remain elevated during 2008 and provisions for loan losses may need to be increased in response to general economic conditions.

Tax adjusted net interest income increased $154 or 4.3% in March 2008 compared to March 2007.  Tax adjusted net interest margin was 3.05% during March 2008 compared to 3.11% in the December 2007 quarter and 3.13% in March 2007.  As the Federal Reserve’s targeted federal funds rate was reduced 2.00% during the March 2008 quarter, the yield on PSB’s prime rate adjustable and other short-term adjustable rate loans declined faster than the cost of corresponding deposit and wholesale funding rates.  Pressure on current net interest margin is expected to continue as anticipated loan growth is likely to be funded with wholesale borrowings whose spreads remain elevated compared to U.S. Treasuries and local deposit funding.  In addition, due to competition and relatively low current rate levels, PSB has reduced ability to lower local deposit rates to counteract lower prime rate adjustable loan yields in the event of further reductions in the Federal Reserve’s targeted federal funds rate.  Therefore, further federal funds rate decreases after March 31, 2008 are expected to negatively impact net interest margin.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At March 31, 2008, total assets were $532,229, a decrease of $1,956, or 0.4% from December 31, 2007.  Increases in net commercial loans were offset by lower residential real estate mortgages as some customers refinanced their loans into the secondary market.  Cash and cash equivalents declined to fund loan growth and from internal efforts to reduce the amount of cash required to be retained for operations and customer needs.  These efforts reduced average cash and due from bank balances by over 16% during the March 2008 quarter compared to the March 2007 quarter.  Changes in assets since December 31, 2007 consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2008
	$	%

Commercial real estate mortgage loans	$ 8,054	4.7%
Investment securities	4,427	4.6%
Bank-owned life insurance	268	3.1%
Other assets (various categories)	(287)	-1.5%
Commercial, industrial and agricultural loans	(3,349)	-3.1%
Residential real estate mortgage and home equity loans	(5,076)	-4.7%
Cash and cash equivalents	(5,993)	-28.4%

Total decrease in assets	$ (1,956)	-0.4%

The change in net assets impacted funding sources since December 31, 2007 as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2008
	$	%

Other borrowings	$ 6,054	22.9%
FHLB advances	3,000	5.3%
Stockholders’ equity	2,039	5.6%
Wholesale certificates of deposit	1,198	2.4%
Retail certificates of deposit > $100	769	1.3%
Other liabilities and debt (various categories)	(397)	-3.3%
Core deposits (including MMDA)	(14,619)	-5.0%

Total decrease in liabilities and stockholders’ equity	$ (1,956)	-0.4%

Core deposits, including both interest bearing and noninterest bearing nonmaturity accounts, MMDA, and retail certificates of deposit < $100, declined $14,619 during the March 2008 quarter.  Core deposits include governmental interest bearing deposits which are cyclical due to timing of tax receipts and payments due to the state government.  In addition, commercial noninterest bearing deposits traditionally decline during PSB’s March quarter.  During the March 2008 quarter, noninterest bearing deposits declined approximately $7,600 compared to run-off of $4,400 in the March 2007 quarter, and $5,600 in the March 2006 quarter.  In addition, $7,000 in a municipal customer interest bearing deposit account was withdrawn from PSB due to higher short-term investment rates available from Wisconsin’s public investment pool.  This lost deposit balance, along with the seasonal run-off in noninterest bearing deposits as noted above, accounted for nearly 100% of the decline in core deposits during the three months ended March 31, 2008.

The increase in other borrowings was due to an increase in overnight federal funds purchased, which totaled $9,361 at March 31, 2008.  FHLB advances were also increased to fund the decline in deposits during the quarter.

Table 3:  Period-End Loan Composition

	March 31,		March 31,		December 31, 2007
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2008	2007	2008	2007	Dollars	of total

Commercial, industrial and agricultural	$106,290	$102,010	27.1%	26.9%	$109,639	27.9%
Commercial real estate mortgage	178,744	163,939	45.6%	43.1%	170,690	43.6%
Residential real estate mortgage	84,249	94,787	21.5%	25.0%	90,337	23.0%
Residential real estate loans held for sale	415	688	0.1%	0.2%	365	0.1%
Consumer home equity	17,585	13,354	4.5%	3.5%	16,988	4.3%
Consumer and installment	4,664	4,774	1.2%	1.3%	4,326	1.1%

Totals	$391,947	$379,552	100.0%	100.0%	$392,345	100.0%

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

The aggregate amount of nonperforming assets increased $1,158 (26.0%) at March 31, 2008 to $5,608 compared to December 31, 2007 and increased $1,619 (40.6%) compared to March 31, 2007.  Nonperforming assets are 1.05% of total assets.  The increase is due primarily to a slowing local economy, similar to that seen in other areas of Wisconsin and nationally.

PSB maintains a conservative identification and reporting system regarding non-performing loans.  Non-performing loans are spread over many different borrowers and industries and are generally well-collateralized.  In addition, the local residential real estate market remains active, and property values of collateral have been stable.  Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while on non-accrual status.  PSB applies all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  As of March 31, 2008, cumulative borrower payments made while they have been on non-accrual status have reduced nonaccrual loan principal by $263, or 5.9% of total nonaccrual loans.

Existing nonaccrual loans are spread over unrelated borrowers, with the top five largest nonaccrual relationships totaling approximately $1.5 million principal in the aggregate (35.8% of total nonaccrual balances) as of March 31, 2008.  Information concerning the collateral, remaining principal, and nature of these relationships is summarized below:

•

Wisconsin based, purchased loan participation with out of local area commercial and equipment collateral – $497

•

Local single family residential real estate collateral – $339

•

Wisconsin based, PSB originated loan with out of local area equipment fixtures collateral – $249

•

Local non-owner occupied retail multi-tenant real estate collateral – $206

•

Local builder single family condo new construction collateral – $200

Specific reserves on the top five largest nonaccrual relationships total $50.  PSB monitors commercial and real estate portfolios through annual reviews of aggregate customer relationships greater than $500.  Consideration of collateral value is made during the annual review with credit committee discussion and further follow-up as needed.  On a quarterly basis during the analysis of the adequacy of the allowance for loan losses, significant areas of loan concentration on are calculated and reviewed for negative trends or growing concentrations of risk.

Local loan demand has traditionally met bank requirements for loan growth and out of area participation loans purchased by PSB represent a very small portion of the total loan portfolio, currently $12,132 or 3.1% of the gross loan portfolio.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, PSB will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, PSB may sell a portion of a large loan credit for one of its customers to these same community banks to accommodate large loan requests.

Table 4:  Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2008	2007

Allowance for loan losses at beginning	$4,850	$4,478

Provision for loan losses	135	120
Recoveries on loans previously charged-off	6	16
Loans charged off	(33)	(8)

Allowance for loan losses at end	$4,958	$4,606

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 5:  Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2008	2007	2007

Nonaccrual loans	$4,167	$3,633	$3,144
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	644	–	653

Total nonperforming loans	4,811	3,633	3,797
Foreclosed assets	797	356	653

Total nonperforming assets	$5,608	$3,989	$4,450

Nonperforming loans as a % of gross loans receivable	1.23%	0.96%	0.97%

Total nonperforming assets as a % of total assets	1.05%	0.81%	0.83%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 63.4% of total assets at March 31, 2008 compared to 65.8% of total assets at December 31, 2007, and 65.1% at March 31, 2007.  This liquidity and funding measure declined during the March 2008 quarter as core deposits declined even as total assets remained similar to December 31, 2007.

Table 6:  Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2008		2007		2007
	$	%	$	%	$	%

Non-interest bearing demand	$ 47,908	12.3%	$ 50,730	13.2%	$ 55,470	13.8%
Interest-bearing demand and savings	87,026	22.4%	80,642	21.0%	92,983	23.1%
Money market deposits	72,930	18.7%	66,967	17.4%	74,171	18.5%
Retail time deposits less than $100	70,433	18.1%	70,718	18.4%	70,292	17.5%

Total core deposits	278,297	71.5%	269,057	70.0%	292,916	72.9%
Retail time deposits $100 and over	59,159	15.2%	51,735	13.5%	58,390	14.4%
Broker & national time deposits less than $100	916	0.2%	1,335	0.3%	1,041	0.3%
Broker & national time deposits $100 and over	50,982	13.1%	62,087	16.2%	49,659	12.4%

Totals	$389,354	100.0%	$384,214	100.0%	$402,006	100.0%

As noted previously concerning Balance Sheet Changes, the March 2008 quarter saw significant run-off in the commercial non-interest bearing demand category and in interest-bearing government funds.  Brokered time deposits increased slightly in response to funding the decline in core deposits at March 31, 2008.  During the upcoming June 2008 quarter, brokered time deposits are expected to increase significantly if local deposits can not be raised to replace those lost during the March 2008 quarter in addition to funding anticipated loan growth.

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

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (CDARS) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-End Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $10,722 at March 31, 2008, $11,024 at December 31, 2007, and $10,374 at March 31, 2007.  Although classified as retail time deposits > $100 in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 9.8%, 9.5%, and 12.9% at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  Brokered deposits as a percentage of total assets are expected to increase in the June 2008 quarter to a percentage of assets similar to that seen in the prior year at March 31, 2007.

Table 7:  Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2008	2007	2007

Total time deposits $100 and over	$110,141	$113,822	$108,049
Total broker and national time deposits	51,898	63,422	50,700
Total retail time deposits	129,592	122,453	128,682
Core deposits, including money market deposits	278,297	269,057	292,916

Table 8:  Change in Deposit Balance since Prior Period Ended

	March 31, 2007		December 31, 2007
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ (3,681)	-3.2%	$ 2,092	1.9%
Total broker and national time deposits	(11,524)	-18.2%	1,198	2.4%
Total retail time deposits	7,139	5.8%	910	0.7%
Core deposits, including money market deposits	9,240	3.4%	(14,619)	-5.0%

Table 9:  Available but Unused Funding Sources other than Retail Deposits

	March 31, 2008		December 31, 2007
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 23,139	$ 9,361	$ 30,008	$ 2,492
FHLB advances under blanket mortgage lien	18,083	60,000	23,571	57,000
Repurchase agreements	18,801	23,100	19,865	23,915
Wholesale market time deposits	54,548	51,898	56,137	50,700

Totals	$114,571	$144,359	$129,581	$134,107

Funding as a percent of total assets	21.5%	27.1%	24.3%	25.1%

Total FHLB advances in excess of approximately $60,000 require PSB to purchase additional FHLB stock equal to 5% of the advance amount.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2008.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

Available but unused wholesale funding remains sufficient for current operations.  However, during the June 2008 quarter PSB expects significant loan growth from new key commercial producers in existing markets that will be funded with brokered certificates of deposit.  Since additional FHLB advances would require PSB to purchase nonperforming FHLB stock, as well as relatively low levels of securities available for pledging, PSB expects to fund loan growth with brokered certificates in the near term.

The table below presents maturity repricing information as of March 31, 2008.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

	March 31, 2008
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$156,352	$ 38,342	$ 56,208	$ 53,549	$ 75,436	$ 12,060	$391,947
Securities	11,285	6,005	12,880	14,091	25,920	31,460	101,641
FHLB stock						3,017	3,017
CSV bank-owned life insurance						8,996	8,996
Other earning assets	1,627						1,627

Total	$169,264	$ 44,347	$ 69,088	$ 67,640	$101,356	$ 55,533	$507,228
Cumulative rate
sensitive assets	$169,264	$213,611	$282,699	$350,339	$451,695	$507,228

Interest-bearing liabilities
Interest-bearing deposits	$165,983	$ 39,720	$ 60,167	$ 22,540	$ 21,264	$ 31,772	$341,446
FHLB advances	17,000	2,000	13,000	15,000	13,000		60,000
Other borrowings	10,801	–	302	–	7,858	13,500	32,461
Junior subordinated debentures					7,732		7,732

Total	$193,784	$ 41,720	$ 73,469	$ 37,540	$ 49,854	$ 45,272	$441,639
Cumulative interest
sensitive liabilities	$193,784	$235,504	$308,973	$346,513	$396,367	$441,639

Interest sensitivity gap for
the individual period	$(24,520)	$2,627	$ (4,381)	$ 30,100	$ 51,502	$ 10,261
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	87.3%	106.3%	94.0%	180.2%	203.3%	122.7%

Cumulative interest
sensitivity gap	$(24,520)	$ (21,893)	$ (26,274)	$ 3,826	$ 55,328	$ 65,589
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	87.3%	90.7%	91.5%	101.1%	114.0%	114.9%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at March 31, 2008, December 31, 2007, and March 31, 2007, was 4.1%, 7.4%, and 7.4% respectively.  The decline in the basis surplus ratio occurring during the March 2008 quarter from greater use of short-term funding such as federal funds purchased and an increase in FHLB advances outstanding, which reduce FHLB funds available for liquidity surplus.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2008	December 2007	March 2007

Cumulative 1 year gap ratio
Base	92%	92%	100%
Up 200	87%	88%	94%
Down 200	98%	100%	106%

Change in Net Interest Income – Year 1
Up 200 during the year	0.4%	-0.8%	-0.8%
Down 200 during the year	-1.2%	-0.8%	-0.8%

Change in Net Interest Income – Year 2
No rate change (base case)	1.9%	0.4%	2.8%
Following up 200 in year 1	2.4%	-2.2%	0.8%
Following down 200 in year 1	-5.4%	-3.8%	-2.2%

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At March 31, 2008, December 31, 2007, and March 31, 2007, PSB’s core funding utilization ratio was projected to be 70%, 69%, and 54%, respectively, after a rate increase of 200 basis points and was therefore within policy requirements.

CAPITAL RESOURCES

Stockholders’ equity increased $2,039 to $38,654 during the three months ended March 31, 2008.  The increase came from net income of $1,002, and unrealized gain on securities available for sale, net of tax of $1,035.  All other increases to equity totaled $2.  Net book value per share increased from $23.70 per share at December 31, 2007, to $25.02 per share at March 31, 2008, an increase of 5.6%.  No shares were repurchased by PSB during the March 2008 quarter.  During the March 2007 quarter, 10,000 shares were repurchased at an average price of $29.53.

During the March 2008 quarter, PSB issued 3,916 shares of restricted stock to certain key employees as a retention tool and to align employee performance with shareholder interests.  The shares vest over the service period using a straight-line method and unvested shares are forfeited if the employee leaves PSB’s employment.  Refer to Footnote 2 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of March 31, 2008, and December 31, 2007, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent PSB from obtaining future wholesale brokered time deposits which are an important source of funding.  Average tangible stockholders’ equity to average assets was 7.00% during the March 2008 quarter, 6.92% during the December 2007 quarter, and 7.02% during the March 2007 quarter.

Table 12:  Regulatory Capital Ratios – Consolidated Holding Company

	March 31,		December 31,
(dollars in thousands)	2008	2007	2007

Stockholders’ equity	$ 38,654	$ 35,070	$ 36,615
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(91)	(90)	(89)
Unrealized (gain) loss on securities available for sale	(1,458)	47	(423)

Tier 1 regulatory capital	44,605	42,527	43,603
Add: allowance for loan losses	4,958	4,606	4,850

Total regulatory capital	$ 49,563	$ 47,133	$ 48,453

Total assets	$532,229	$492,975	$534,185
Disallowed mortgage servicing right assets	(91)	(90)	(89)
Unrealized (gain) loss on securities available for sale	(1,458)	47	(423)

Tangible assets	$530,680	$492,932	$533,673

Risk-weighted assets (as defined by current regulations)	$439,328	$393,876	$426,663

Tier 1 capital to average tangible assets (leverage ratio)	8.51%	8.55%	8.39%
Tier 1 capital to risk-weighted assets	10.15%	10.80%	10.22%
Total capital to risk-weighted assets	11.28%	11.97%	11.36%

RESULTS OF OPERATIONS

PSB’s March 2008 quarterly earnings were $.65 per share on net income of $1,002,000, up from $.50 per share on net income of $799,000 in the March 2007 quarter, an increase of 30% in earnings per share.  Return on average assets was .77% and .65% during the quarters ended March 31, 2008 and 2007, respectively.  Return on average stockholders’ equity was 10.71% and 9.34% during the quarters ended March 31, 2008 and 2007, respectively.  Net book value increased from $22.14 per share at March 31, 2007 to $25.02 per share at March 31, 2008, an increase of 13.0%.  The following table presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Earnings and dividends:	2008	2007	2007	2007	2007

Net interest income	$ 3,563	$ 3,648	$ 3,497	$ 3,565	$ 3,425
Provision for loan losses	$ 135	$ 120	$ 120	$ 120	$ 120
Other noninterest income	$ 1,024	$ 935	$ 927	$ 1,001	$ 841
Other noninterest expense	$ 3,118	$ 2,971	$ 2,875	$ 3,022	$ 3,084
Net income	$ 1,002	$ 1,312	$ 1,021	$ 1,008	$ 799

Basic earnings per share(3)	$ 0.65	$ 0.85	$ 0.66	$ 0.64	$ 0.50
Diluted earnings per share(3)	$ 0.65	$ 0.85	$ 0.66	$ 0.64	$ 0.50
Dividends declared per share(3)	$ –	$ 0.33	$ –	$ 0.33	$ –
Net book value per share	$ 25.02	$ 23.70	$ 22.90	$ 21.83	$ 22.14

Semi-annual dividend payout ratio	n/a	21.86%	n/a	28.48%	n/a
Average common shares outstanding	1,544,982	1,544,855	1,553,952	1,572,679	1,589,980

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 383,456	$ 384,069	$ 382,474	$ 379,084	$ 372,448
Assets	$ 525,605	$ 520,098	$ 509,947	$ 496,952	$ 497,349
Deposits	$ 392,616	$ 395,148	$ 395,508	$ 384,984	$ 387,803
Stockholders’ equity	$ 37,627	$ 36,044	$ 34,636	$ 35,135	$ 34,692

Performance ratios:

Return on average assets(1)	0.77%	1.00%	0.79%	0.81%	0.65%
Return on average stockholders’ equity(1)	10.71%	14.44%	11.70%	11.51%	9.34%
Average tangible stockholders’ equity
to average assets(4)	7.00%	6.92%	6.91%	7.11%	7.02%
Net loan charge-offs to average loans(1)	0.03%	0.10%	0.02%	0.00%	-0.01%
Nonperforming loans to gross loans	1.23%	0.97%	1.13%	0.96%	0.96%
Allowance for loan losses to gross loans	1.27%	1.24%	1.25%	1.21%	1.22%
Net interest rate margin(1)(2)	3.05%	3.11%	3.05%	3.22%	3.13%
Net interest rate spread(1)(2)	2.61%	2.60%	2.53%	2.67%	2.62%
Service fee revenue as a percent
of average demand deposits(1)	3.11%	2.89%	2.75%	2.61%	2.57%
Noninterest income as a percent
of gross revenue	11.73%	10.35%	10.37%	11.34%	9.94%
Efficiency ratio(2)	65.15%	62.21%	62.27%	63.51%	69.32%
Noninterest expenses to average assets(1)	2.39%	2.27%	2.24%	2.44%	2.51%

Stock price information:

High	$ 26.65	$ 27.25	$ 29.00	$ 29.25	$ 30.35
Low	$ 22.00	$ 25.05	$ 27.10	$ 27.00	$ 28.00
Last trade value at quarter-end	$ 25.25	$ 26.00	$ 27.10	$ 27.75	$ 28.50

(1) Annualized

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4) Tangible stockholders' equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  March 2008 quarter tax adjusted net interest income decreased $79, or 2.1% to $3,762 from the recent quarter ended December 31, 2007, but increased $154, or 4.3% from the prior year quarter ended March 31, 2007.  Quarterly product balances, yields, and costs are presented in Tables 14 and 15.

Tax adjusted net interest margin was 3.05% during the March 2008 quarter compared to 3.11% in the December 2007 quarter and 3.13% during the March 2007 quarter.  During the March 2008 quarter, asset yields declined .29% while cost of interest-bearing liabilities declined .30%, as net interest spread remained relatively stable at 2.61%.  However, net interest margin declined during the March 2008 quarter compared to the December 2007 quarter due to a decrease in average non-interest bearing deposits, as the decline was replaced with interest-bearing liabilities having an average cost of 3.81%.

During 2008, PSB expanded its retail investment sales division to provide investment advisory services and access to trust services and rebranded the division as Peoples Wealth Management.  Certain PSB customers are better served from ongoing investment advisory services in exchange for a servicing fee rather than the sale of individual investment products in exchange for a one-time sales commission.  Over the typical customer relationship period, profit on both retail commission and advisory fee investment products are similar but are earned during different periods of the relationship.  Individual retail investment sales commissions are generally collected upon sale while investment advisory services are paid as services are rendered.  Due to receipt for services over time, investment advisory fees are believed to be a more stable source of noninterest income for PSB and well suited for an aging customer base approaching retirement or decisions regarding wealth transfer.  However, investment and annuity sales income has been negatively impacted from this change in the service model as investment and annuity sales income was $114 in March 2008 compared to $121 in December 2007, and $124 in March 2007.  PSB expects investment and annuity sales income to trail that seen during 2007 for the next several quarters.

Table 14:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2008			Quarter ended March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$388,361	$6,518	6.75%	$376,981	$6,593	7.09%
Taxable securities	65,448	845	5.19%	49,242	616	5.07%
Tax-exempt securities(2)	34,142	500	5.89%	30,875	462	6.07%
FHLB stock	3,017	–	0.00%	3,017	23	3.09%
Other	4,327	40	3.72%	7,781	106	5.52%

Total(2)	495,295	7,903	6.42%	467,896	7,800	6.76%

Non-interest-earning assets:
Cash and due from banks	9,988			10,993
Premises and equipment, net	11,070			11,468
Cash surrender value ins	8,838			6,370
Other assets	5,319			5,155
Allowance for loan losses	(4,905)			(4,533)

Total	$525,605			$497,349

Liabilities & stockholders’ equity
Interest-bearing liabilities:

Savings and demand deposits	$93,636	$587	2.52%	$83,688	$636	3.08%
Money market deposits	72,809	497	2.75%	67,900	564	3.37%
Time deposits	179,135	2,079	4.67%	188,435	2,201	4.74%
FHLB borrowings	57,418	606	4.24%	56,656	614	4.40%
Other borrowings	26,124	259	3.99%	6,449	64	4.02%
Junior subordinated debentures	7,732	113	5.88%	7,732	113	5.93%

Total	436,854	4,141	3.81%	410,860	4,192	4.14%

Non-interest-bearing liabilities:
Demand deposits	47,036			47,780
Other liabilities	4,088			4,017
Stockholders’ equity	37,627			34,692

Total	$525,605			$497,349

Net interest income		$3,762			$3,608
Rate spread			2.61%			2.62%
Net yield on interest-earning assets			3.05%			3.13%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2008 compared to 2007
	increase (decrease) due to(1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 191	$(266)	$ (75)
Taxable securities	209	20	229
Tax-exempt securities(2)	48	(10)	38
FHLB stock	–	(23)	(23)
Other interest income	(32)	(34)	(66)

Total	416	(313)	103

Interest paid on:
Savings and demand deposits	62	(111)	(49)
Money market deposits	34	(101)	(67)
Time deposits	(108)	(14)	(122)
FHLB borrowings	8	(16)	(8)
Other borrowings	195	–	195
Junior subordinated debentures	–	–	–

Total	191	(242)	(51)

Net interest earnings	$ 225	$ (71)	$ 154

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  PSB’s provision for loan losses was $135 in the March 2008 quarter compared to $120 in the March 2007 quarter.  Annualized net charge-offs (recoveries) were .03% and (.01%) during the March 2008 and 2007 quarters, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.  The current quarterly level of loan loss provision may increase in future quarters to support new loan growth or to reflect changes in credit quality as a result of general economic conditions.

NONINTEREST INCOME

Total noninterest income for the quarter ended March 31, 2008 was $1,024 compared to $841 earned during the March 2007 quarter, an increase of $183 or 21.8%.  As secondary market long-term residential real estate rates fell during 2008, PSB saw heavy refinancing activity by customers which increased mortgage banking income by $106, or 54.1%.  Service fee income also increased $61 during March 2008 compared to the prior year primarily from a increase in the overdraft fee and expansion of a program which increased the amount customers may overdraft their account up to a pre-determined limit which PSB would pay in exchange for an overdraft fee.  Due to increased risk with individual customers under the expanded overdraft program, PSB also incurred $25 greater losses on paid overdrafts compared to March 2007 (losses are categorized as noninterest expense).  All other increases to noninterest income totaled $16.

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of March 31, 2008.

Table 17:  FHLB Mortgage Partnership Financing Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of March 31, 2008 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 71,674	$ 499	$2,494	$324
MPF125 Program (closed loan program)	103,814	1,250	1,419	584

Total FHLB MPF serviced loans	$175,488	$1,749	$3,913	$908

FHLB MPF Program elements as a percentage of principal serviced:

	March 31, 2008		December 31, 2007
As of period ended:	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.70%	1.20%	0.66%	1.10%
FHLB funded first loss account	3.48%	1.37%	3.32%	1.26%
Multiple of FHLB funded loss account to
PSB credit enhancement	4.97	1.14	5.03	1.15
Mortgage servicing right, net	0.45%	0.56%	0.44%	0.59%

PSB ceased originating loans under the MPF 100 program during November 2003.  Since that time all originations have been through the FHLB MPF 125 closed loan program.  Due to the current and historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.  During April 2008, PSB was informed by the FHLB that loans originated under the MPF program may only be sold to the FHLB through July 31, 2008.  PSB continues to sell and service conforming mortgage loans to Federal National Mortgage Association (FNMA).  However, only the FHLB program provides a credit enhancement fee, which totaled $37 of noninterest income in the March 2008 quarter.  Over time, as new mortgage loans are directed away from the MPF program and existing MPF program loans are repaid, credit enhancement fees (categorized as mortgage banking income) will decline.

NONINTEREST EXPENSE

Total noninterest expenses increased $34, or 1.1% during the March 2008 quarter to $3,118 compared to total noninterest expenses of $3,084 during March 2007.  However, the prior year March 2007 quarter included several non-recurring special expense items which elevated that quarter’s expenses by $163.  The special items included a $44 long-term donation commitment, $50 legal fee associated with PSB’s Tax Court litigation against the IRS, and $69 of consulting expense related to PSB’s initial year implementation of Sarbanes-Oxley section 404 internal control attestation requirements.

If these special items were excluded from March 2007 noninterest expenses, current March 2008 quarter noninterest expense would have increased $197, or 6.7% compared to the prior year.  March 2008 expenses included an increase in deposit insurance premiums of $33 compared to the prior year as the FDIC increased premiums industry wide.  PSB will incur higher deposit insurance premiums throughout 2008.

Salaries and employee benefits expense continues to run at level similar to the prior year, increasing from $1,737 in the March 2007 quarter to $1,740 in the March 2008 quarter.  Employee expenses have been stable due to a decline in full time equivalent employees from 133 at March 31, 2007 to 127 at March 31, 2008.  The current employee base is expected to remain similar in size throughout 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of PSB’s Form 10-K for the year ended December 31, 2007.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in PSB’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect PSB’s business, financial condition, or future results of operations.  The risks described in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

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

PSB HOLDINGS, INC.

Date:  May 14, 2008

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002