Form 10-Q
period 2008-06-30
PSB HOLDINGS INC /WI/
filed 2008-08-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐

No  ☒

The number of common shares outstanding at August 8, 2008 was 1,548,898.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2008

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		June 30, 2008 (unaudited) and December 31, 2007
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Six Months Ended June 30, 2008 (unaudited)	3

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2008 and 2007 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	35

	Item 4.	Submission of Matters to a Vote of Security Holders	35

	Item 6.	Exhibits	35

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2008 unaudited, December 31, 2007 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2008	2007

Assets

Cash and due from banks	$ 13,084	$ 18,895
Interest-bearing deposits and money market funds	2,456	2,232

Cash and cash equivalents	15,540	21,127

Securities available for sale (at fair value)	98,420	97,214
Loans held for sale	–	365
Loans receivable, net	401,105	387,130
Accrued interest receivable	2,255	2,383
Foreclosed assets	680	653
Premises and equipment, net	11,143	11,082
Mortgage servicing rights, net	954	889
Federal Home Loan Bank stock (at cost)	3,250	3,017
Cash surrender value of bank-owned life insurance	9,199	8,728
Other assets	2,454	1,597

TOTAL ASSETS	$545,000	$534,185

Liabilities

Non-interest-bearing deposits	$ 51,230	$ 55,470
Interest-bearing deposits	351,686	346,536

Total deposits	402,916	402,006

Federal Home Loan Bank advances	65,000	57,000
Other borrowings	27,271	26,407
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,780	4,425

Total liabilities	507,699	497,570

Stockholders’ equity

Common stock - no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 and 1,887,179 shares, respectively
Outstanding – 1,548,898 and 1,544,982 shares, respectively	1,751	1,887
Additional paid-in capital	5,851	9,493
Retained earnings	35,574	34,081
Accumulated other comprehensive income (loss)	(389)	423
Treasury stock, at cost – 202,533 and 342,197 shares, respectively	(5,486)	(9,269)

Total stockholders’ equity	37,301	36,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$545,000	$534,185

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2008	2007	2008	2007

Interest and dividend income:
Loans, including fees	$6,245	$6,863	$12,737	$13,430
Securities:
Taxable	851	602	1,693	1,218
Tax-exempt	342	322	672	627
Other interest and dividends	18	39	58	168

Total interest and dividend income	7,456	7,826	15,160	15,443

Interest expense:
Deposits	2,904	3,412	6,067	6,813
FHLB advances	633	575	1,239	1,189
Other borrowings	237	160	496	224
Junior subordinated debentures	114	114	227	227

Total interest expense	3,888	4,261	8,029	8,453

Net interest income	3,568	3,565	7,131	6,990
Provision for loan losses	135	120	270	240

Net interest income after provision for loan losses	3,433	3,445	6,861	6,750

Noninterest income:
Service fees	399	328	763	631
Mortgage banking	306	253	608	449
Investment and insurance sales commissions	84	206	198	330
Increase in cash surrender value of life insurance	91	66	180	126
Other noninterest income	192	148	347	306

Total noninterest income	1,072	1,001	2,096	1,842

Noninterest expense:
Salaries and employee benefits	1,721	1,774	3,461	3,511
Occupancy and facilities	501	471	1,012	968
Data processing and other office operations	260	203	471	420
Advertising and promotion	88	95	175	153
Other noninterest expenses	571	479	1,140	1,054

Total noninterest expense	3,141	3,022	6,259	6,106

Income before provision for income taxes	1,364	1,424	2,698	2,486
Provision for income taxes	345	416	677	679

Net income	$1,019	$1,008	$ 2,021	$ 1,807
Basic earnings per share	$ 0.66	$ 0.64	$ 1.31	$ 1.14
Diluted earnings per share	$ 0.66	$ 0.64	$ 1.31	$ 1.14

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

Six months ended June 30, 2008 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2008	$1,887	$9,493	$34,081	$ 423	$(9,269)	$36,615

Comprehensive income:
Net income			2,021			2,021
Unrealized loss on securities available
for sale, net of tax				(812)		(812)

Total comprehensive income						1,209

Return Treasury Stock to unissued shares	(136)	(3,541)			3,677	–
Issuance of new restricted stock grants		(106)			106	–
Vesting of existing restricted stock grants		5				5
Cash dividends declared $.34 per common share			(525)			(525)
Cash dividends declared on unvested
restricted stock grants			(3)			(3)

Balance June 30, 2008	$1,751	$5,851	$35,574	$(389)	$(5,486)	$37,301

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007 – unaudited

(dollars in thousands)	2008	2007

Cash flows from operating activities:

Net income	$ 2,021	$ 1,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	864	786
Provision for loan losses	270	240
Deferred net loan origination costs	(315)	(244)
Gain on sale of loans	(485)	(236)
Provision for servicing right valuation allowance	(19)	(12)
Loss on sale of premises and equipment	9	–
(Gain) loss on sale of foreclosed assets	23	(4)
Increase in cash surrender value of life insurance	(180)	(126)
Changes in operating assets and liabilities:
Accrued interest receivable	128	(80)
Other assets	(397)	(308)
Other liabilities	355	(17)

Net cash provided by operating activities	2,274	1,806

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	13,545	5,578
Payment for purchase of:
Securities available for sale	(15,944)	(6,472)
Purchase of FHLB stock	(233)	–
Net increase in loans	(13,813)	(14,847)
Capital expenditures	(539)	(248)
Proceeds from sale of premises and equipment	13	–
Proceeds from sale of foreclosed assets	155	124
Purchase of bank-owned life insurance	(291)	(780)

Net cash used in investing activities	(17,107)	(16,645)

Consolidated Statements of Cash Flows, continued

	2008	2007
Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(4,240)	(2,897)
Net increase (decrease) in interest-bearing deposits	5,150	(2,327)
Net increase in FHLB advances	8,000	–
Net increase in other borrowings	864	6,755
Dividends declared	(528)	(515)
Proceeds from exercise of stock options	–	76
Purchase of treasury stock	–	(1,014)

Net cash provided by financing activities	9,246	78

Net decrease in cash and cash equivalents	(5,587)	(14,761)
Cash and cash equivalents at beginning	21,127	25,542

Cash and cash equivalents at end	$ 15,540	$ 10,781

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 7,894	$ 8,249
Income taxes	860	1,035

Noncash investing and financing activities:

Loans charged off	$ 80	$ 12
Loans transferred to foreclosed assets	206	30
Return of Treasury Stock to unissued shares	3,677	–
Issuance of unvested restricted stock grants at fair value	100	–
Vesting of restricted stock grants	5	–

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  As of June 30, 2008, 4,476 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the six months ended June 30, 2008, no options were exercised.  During the six months ended June 30, 2007, options were exercised with respect to 4,782 shares at an average price of $15.95 per share.  Options to purchase 290 shares at $15.92 lapsed during the six months ended June 30, 2007.  The total estimated intrinsic value of options exercised was $65 during the six months ended June 30, 2007.

During the quarter ended March 31, 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the six months ended June 30, 2008, compensation expense of $5 was recorded from amortization of restricted shares expected to vest upon the initial vesting date.  Projected compensation expense assuming all restricted shares eventually vest to employees would be $10 in 2008, $10 in 2009, and $20 during 2010, 2011, 2012, and 2013, respectively.  As of June 30, 2008, all 3,916 shares of restricted stock remained unvested.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Unvested but issued restricted shares are not considered to be outstanding for purposes of calculating weighted average number of shares outstanding or included to determine net book value per share.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and unvested restricted stock.  Unvested restricted shares are included as outstanding shares as of period-end as disclosed in the consolidated balance sheets.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2008	2007	2008	2007

Net income	$ 1,019	$ 1,008	$ 2,021	$ 1,807

Weighted average shares outstanding	1,544,982	1,572,679	1,544,982	1,581,282
Effect of dilutive stock options outstanding	1,634	6,369	1,615	6,877
Effect of dilutive unvested restricted stock shares outstanding	–	–	–	–

Diluted weighted average shares outstanding	1,546,616	1,579,048	1,546,597	1,588,159

Basic earnings per share	$ 0.66	$ 0.64	$ 1.31	$ 1.14
Diluted earnings per share	$ 0.66	$ 0.64	$ 1.31	$ 1.14

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands – unaudited)	2008	2007	2008	2007

Net income	$ 1,019	$ 1,008	$ 2,021	$ 1,807
Unrealized loss on securities available for sale, net of tax	(1,847)	(803)	(812)	(745)

Comprehensive income (loss)	$ (828)	$ 205	$ 1,209	$ 1,062

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

On November 1, 2007, the Tax Court decided for PSB on each significant point in the case.  Based on this decision, PSB reduced its federal income tax expense during the quarter ended December 31, 2007, by $200 for the refund to be received from the case.  During the quarter ended March 31, 2008, the IRS announced it would not appeal the Tax Court decision, and PSB received a refund of all these amounts paid to the IRS.  PSB recorded no additional income during the six months ended June 30, 2008 upon receipt of the refund.

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

NOTE 10 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level for advances up to $3 million which expires February 27, 2009.  The maximum line of credit was $1 million at December 31, 2007, which was increased to $3 million upon renewal during 2008.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 1.50%.  As of June 30, 2008 no advances were outstanding on the line.  Advances under the line of credit require PSB and its subsidiary, Peoples State Bank, to be well capitalized as defined by banking regulation and to maintain total non-performing loans and foreclosed property at a level no greater than 2% of total loans and foreclosed property unless these conditions are waived by the lender.

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

FASB Staff Position (“FSP”) on SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008.  PSB elected to delay the application of SFAS 157 to nonfinancial assets and liabilities including foreclosed assets held at March 31, 2008.

In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  This statement permits PSB to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value.  This election establishes new presentation and disclosure requirements in the event such fair value election is made.  PSB did not elect to measure any financial instruments at fair value in connection with adoption of SFAS No. 159 on January 1, 2008.

NOTE 12 – FAIR VALUE MEASUREMENTS

Certain assets are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Although no such liabilities were held by PSB at June 30, 2008, certain liabilities could also be recorded and disclosed at fair value.  Some of these assets and liabilities are measured on a recurring basis, while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements.  For example, securities available for sale are recorded at fair value on a recurring basis.  Other assets, such as loans held for sale, impaired loans, and mortgage servicing rights are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.

Under SFAS 157, PSB groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest).  A brief description of each level follows:

Level 1 – Valuation is based upon quoted prices for identical instruments in active markets.

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

Assets measured at fair value on a recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$98,420	$ –	$ 96,677	$1,743

Reconciliation of fair value measurements using significant unobservable inputs:				Securities
				Available
(dollars in thousands)				For Sale

Beginning of year balance				$2,198

Total realized/unrealized gains and (losses):
Included in earnings				–
Included in other comprehensive income				45
Purchases, maturities, and sales				(500)

End of period balance				$1,743

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at period end				$ –

Securities available for sale classified within Level 2 of the valuation hierarchy are carried at fair value estimated from pricing models based on quoted prices of similar securities on active markets.  Securities classified as Level 2 include U.S. Government and Agency securities, agency and whole loan mortgage related securities, obligations of states and political subdivisions, and Federal National Mortgage Association (“FNMA”) preferred stock.

PSB considers nonrated trust preferred securities and other equity securities not traded on active markets to be classified as Level 3 assets whose fair value is determined using significant unobservable inputs.  Nonrated trust preferred securities represent nearly all Level 3 securities at June 30, 2008.  Other equity securities in this category are carried at cost, which approximates fair value.

The fair value of nonrated trust preferred securities is estimated using a discounted cash flow model based on estimated current investment yields that would be required by the same security with similar terms issued by the same entity as currently held in the portfolio.  Discounted cash flows are accumulated up to the initial security call date upon which date the security is expected to be called.  Determination of the expected call date takes into account existing security spreads and expected replacement spreads to reissue a similarly structured trust preferred issue.

Assets measured at fair value on a non-recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,795	–	–	$5,795
Mortgage servicing rights	954	–	–	954

Totals	$6,749	$ –	$ –	$6,749

Fair values for impaired loans are estimated using underlying collateral values as a practicable expedient to determine fair value.  Collateral fair values are estimated based on independent appraisals or upon management’s internal estimates of value based on sales of similar collateral.  Fair value of impaired loans are reported before selling costs of the related collateral, but measured on the balance sheet net of estimated selling costs.  Therefore, significant estimated selling costs would cause the reported fair value of impaired loans to be greater than the measurement value of impaired loans as maintained on the balance sheet.  At June 30, 2008, estimated selling costs of collateral supporting impaired loans were immaterial.

Mortgage servicing rights are valued based on stratification of the serviced loan pools by year of origination, term of the loan, and range of interest rate within each term.  Quarterly, each stratum is analyzed using prepayment assumptions provided by independent sources based on national market trends and expectations.  Expectations of future cash flows from servicing are discounted using a rate of generally 10%.  Unrealized fair value gains and losses represented within each stratum are netted together to determine measurement value on a lower of cost or market basis. These lower of cost or market measurements by stratum are aggregated and compared to amortized historical cost of mortgage servicing rights to determine the need for a valuation reserve.  As of June 30, 2008, a total valuation reserve of $17 was maintained against the amortized cost of mortgage servicing rights.  During the six months ended June 30, 2008, the valuation reserve declined $19, which increased mortgage banking income.

NOTE 13 – FUTURE ACCOUNTING CHANGES

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This Statement establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements.  SFAS No. 141R is effective for business combinations after December 31, 2008.  PSB believes the adoption of this Statement will not have a significant effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This Statement changes the disclosures requirements for derivative instruments and hedging activities and requires enhanced disclosures about such activities.  SFAS No. 161 is effective for periods beginning January 1, 2009.  The adoption of this Statement will require PSB to expand its disclosures on its derivative and hedging activities; however, PSB does not expect adoption of this Statement to have a significant effect on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends (or dividend equivalents) are participating securities and, as such, shall be included in the computation of earnings per share.  FSP No. EITF 03-06-1 is effective for financial statements issued for fiscal years beginning January 1, 2009.  The adoption of this FSP will require PSB to include unvested restricted stock in its earnings per share computations.  Management estimates this will cause earnings per share to decrease by approximately $.01 per share upon adoption.  This FSP should not have any other significant effect on PSB’s financial statements.  Upon adoption, all prior period earnings per share will be adjusted retrospectively to conform to the provisions of this FSP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on June 30, 2008, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item I of PSB’s Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and, from time to time, in PSB’s other filings with the Securities and Exchange Commission.  PSB does not intend to update forward-looking statements.  Additional risk factors relating to an investment in PSB common stock are described under Item 1A of the 2007 Form 10-K.

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

June 2008 quarterly net income was $1,019, or $.66 per diluted share, up from $1,008, or $.64 per share during June 2007.  Year to date net income through June 30, 2008 was $2,021, or $1.31 per share, up from $1,807, or $1.14 per share during 2007.  Increased earnings were due to greater net interest income driven by a larger asset base, increased overdraft fees, and a lower effective income tax rate while operating expenses were held to inflationary increases.  The increase in earnings per share also benefited from PSB stock buyback programs during 2007, which decreased average shares outstanding by 1.8% during the June 2008 quarter compared to June 2007 quarter.  No shares have been repurchased by PSB during 2008.

Total assets increased $10,815, or 2.0% to $545,000 at June 30, 2008 compared to December 31, 2007.  PSB’s balance sheet is trending toward a greater allocation of assets to commercial and industrial loans and commercial real estate loans.  During the six months ended June 30, 2008, total commercial purpose loans increased $22,272 while residential real estate mortgage loans declined $8,880.  Most of this shift in assets occurred during the June 2008 quarter as commercial purpose loans increased $17,567 (or 79% of the year to date change) while residential real estate mortgage loans declined $3,804 (or 43% of the year to date change).  At June 30, 2008, commercial purpose loans represented nearly 75% of total loans held for investment compared to nearly 72% of loans held for investment at December 31, 2007.  Annualized commercial purpose loan growth during the six months ended June 30, 2008 has been greater than 15%.  PSB expects commercial loan growth to moderate during the remainder of 2008, but to remain at a level greater than the 7% growth rate seen during calendar 2007.

Growth in commercial purpose loans since December 31, 2007 was funded primarily with wholesale certificates of deposit which increased $11,774 and $12,972 during the three and six months ended June 30, 2008, respectively.  Year to date, all wholesale funding sources increased $21,836 while local deposits declined $12,062.  Local deposits increased $1,788 during the June 2008 quarter, but had declined $13,850 during the March 2008 quarter from loss of seasonal deposits from governmental entities.  Origination of commercial purpose loans and replacement of deposit run-off funded by brokered certificates of deposit has negatively impacted net interest margin during 2008 compared to 2007.

PSB continues to maintain unused sources of wholesale funds for liquidity, including Federal Home Loan Bank (“FHLB”) advances, wholesale repurchase agreements, federal funds purchased lines, and brokered certificates of deposit.  At June 30, 2008, unused, but available sources of wholesale funding totaled $116,085 (21.3% of total assets) compared to $129,581 (24.3% of total assets) at December 31, 2007.  An increase in brokered certificates of deposit of $12,972 during the six months ended June 30, 2008 was responsible for the decline in unused sources of funding.  Under internal policy guidelines, wholesale brokered certificates of deposit representing the largest unused source of liquidity with such certificates expected to continue to be used to support loan growth.

During the six months ended June 30, 2008, FHLB advances available under a blanket mortgage line declined from approximately $24 million to $10 million due to an increase in advances of $8 million and a decline in on balance sheet residential mortgage loans used for collateral.  At June 30, 2008, PSB significantly increased available liquidity from unused repurchase agreement lines by replacing government sponsored entity securities (such as those issued by FNMA, FHLMC, and FHLB) used as collateral for governmental deposits with a pool of Wisconsin municipality issued securities.  Unused, but available repurchase agreements were approximately $33 million at June 30, 2008 compared to $20 million at December 31, 2007.

During November 2007, PSB purchased $15 million of conforming 30-year residential mortgage pools funded by $13.5 million of structured repurchase agreements.  Certain repurchase agreement interest costs are adjustable up or down with changes in the 90-day LIBOR rate through various lock out periods ending November 2009 and 2010.  As short-term interest rates fell since the purchase and mortgage loan investment spreads widened compared to U.S. Treasury rates, the spread on the leverage trade increased from approximately 1.39% at purchase to approximately 2.47% at June 30, 2008.  Similar trade spreads are expected to continue during the September 2008 quarter.  The leveraged investment transaction increased net interest income by approximately $165 during the six months ended June 30, 2008, but contributed to the decline in net interest margin compared to 2007.

During February 2008, PSB purchased $1 million par value of FNMA preferred stock (Series “S”) issued in December 2007.  The preferred stock’s amortized historical cost was $1,044 at June 30, 2008, with a fixed tax adjusted dividend yield of 8.48% until the optional redemption date in December 2010, at which time PSB’s purchase premium will be fully amortized.  The preferred dividends are non-cumulative and subject to declaration by the FNMA Board of Directors.  Due to ongoing operating losses by FNMA, market concerns about adequacy of their current capital levels, and expectations of rising mortgage delinquencies have lowered the value of the preferred stock investment since its purchase.  At June 30, 2008, the investment was classified as available for sale and carried at its fair value of $911, for an unrealized loss of $133 before income tax benefits.  PSB does not intend to sell the FNMA security at a loss and has included the decline with other investment portfolio unrealized gains and losses as accumulated other comprehensive loss in stockholders’ equity, net of tax.  Following close of the June 30, 2008 quarter, FNMA disclosed continued quarterly operating losses, and market concerns regarding a government-led bailout at the cost of FNMA stockholders deepened.  At August 11, 2008, the security was held at an unrealized loss of approximately $412 before tax benefits.

Recent federal legislation provides for various opportunities for support by the United State Government to ensure FNMA operations can continue to support the residential mortgage origination and securitization market.  If the United States was to support FNMA through an additional capital infusion, and FNMA is not forced into bankruptcy, the preferred shareholders are expected to continue to receive their dividend payments.  However, the fair value of the preferred shares would likely be depressed for some time despite the fact dividends may continue to be paid.  If FNMA was forced into bankruptcy, the holders of FNMA preferred shares such as PSB would likely go into line as a receiver and sustain a significant realized loss on liquidation.  Upon future quarterly reviews, if the investment was considered to be other than temporarily impaired, PSB would establish a new cost basis and incur a charge against earnings.

Nonperforming loans continue to be elevated at June 30, 2008 compared to the prior year.  However, total nonperforming assets of $5.7 million at June 30, 2008 increased just $114, or 2% since March 31, 2008.  PSB has experienced an increase in nonperforming assets from a general deterioration of economic conditions in our local market area.  However, PSB does not believe it has any undue geographic, industry, or real estate/land development concentrations which carry significant loss exposure such as those impacting many of the nation’s banks.  Existing non-performing loans are spread over many different borrowers and industries and are generally well-collateralized.  The top five largest nonaccrual relationships as of June 30, 2008 totaled $1.5 million principal in the aggregate (34% of total nonaccrual balances).  PSB anticipates nonperforming loans to remain elevated during 2008, with moderately increased net loan charge-offs and provision for loan losses compared to prior years.

At June 30, 2008, PSB held a then performing $5.5 million loan receivable whose source of future principal and interest payments must come from sale of the recreation/land development collateral or other assets of the borrower under the terms of unlimited individual guarantees.  Based on the terms of a new collateral appraisal and the individual guarantees, PSB believes it will recover all principal due under the loan.  PSB is attempting to enter into a forbearance agreement with the borrower to facilitate repayment of the loan although foreclosure action on the collateral may be required.  The loan is expected to be placed on nonaccrual status during the September 2008 quarter.  Interest income recorded on the loan was approximately $89 per quarter which was paid as required through June 30, 2008.  If placed on non accrual status, nonperforming loans as reported at June 30, 2008 would increase by 109% to $10,567 and would represent 2.60% of gross loans receivable.

Significant growth in commercial loans and letters of credit combined with a decline in the residential mortgage portfolio has lowered the total risk-weighted regulatory capital ratio to 10.71% at June 30, 2008 compared to 11.36% at December 31, 2007 and 11.50% at June 30, 2007.  PSB’s banking subsidiary is required to maintain total risk adjustable capital of at least 10.00% to be considered “well-capitalized” under current banking regulation.  In addition, failure to remain well-capitalized would likely prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding growth during the past several years and recent quarter.  PSB has capacity to include approximately $5 million of trust preferred capital eligible as Tier 1 regulatory capital.  PSB is working with various capital market providers to determine the amount and cost of additional capital required to accommodate continued growth.  Despite reduced risk-weighted capital levels at June 30, 2008, PSB’s current capital levels could sustain a credit related charge-off or write-down of approximately $5.5 million and continue to be considered well-capitalized at the existing asset level and allocation mix.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At June 30, 2008, total assets were $545,000, an increase of $10,815, or 2.0% over December 31, 2007, but increased $12,771, or 2.4% over March 31, 2008.  Changes in assets since March 31, 2008 and December 31, 2008 consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2008		June 30, 2008
	$	%	$	%

Commercial, industrial and agricultural loans	$13,426	12.6%	$10,077	9.2%
Commercial real estate mortgage loans	4,141	2.3%	12,195	7.1%
Other assets (various categories)	1,620	8.4%	1,333	6.8%
Cash and cash equivalents	406	2.7%	(5,587)	-26.4%
Bank-owned life insurance	203	2.3%	471	5.4%
Investment securities	(3,221)	-3.2%	1,206	1.2%
Residential real estate mortgage and home equity loans	(3,804)	-3.7%	(8,880)	-8.3%

Total increase in assets	$12,771	2.4%	$10,815	2.0%

Commercial purpose loan originations have led the increase in total assets and were up $22,272 during the six months ended June 30, 2008.  The increase in commercial purpose loans was offset by a decline in cash and the residential real estate mortgage portfolio totaling $14,467 during the same period.  Residential mortgage loans have declined as PSB met customer demands of long-term fixed rate mortgages by directing them into one of several secondary market programs.  Loans sold, but serviced for the FHLB and FNMA increased $12,608 during the six months ended June 30, 2008, reflecting movement of these residential loans into the secondary market.  The residential first mortgage portfolio has declined each quarter since June 2006 as origination of loans into the secondary market has been more profitable than holding such mortgages on the balance sheet funded by wholesale borrowings.

The change in net assets impacted funding sources since March 31, 2008 and December 31, 2007 as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2008		June 30, 2008
	$	%	$	%

Wholesale certificates of deposit	$11,774	22.7%	$ 12,972	25.6%
FHLB advances	5,000	8.3%	8,000	14.0%
Retail certificates of deposit > $100	3,612	6.1%	4,381	7.5%
Other liabilities and debt (various categories)	752	6.4%	355	2.9%
Stockholders’ equity	(1,353)	-3.5%	686	1.9%
Core deposits (including MMDA)	(1,824)	-0.7%	(16,443)	-5.6%
Other borrowings	(5,190)	-16.0%	864	3.3%

Total increase in liabilities and stockholders’ equity	$12,771	2.4%	$ 10,815	2.0%

Deposit funding during the six months ended June 30, 2008 reflects declining retail and core deposits, while local jumbo certificates and brokered certificates increased.  Most of the brokered CD increase occurred during the June 2008 quarter to fund loan growth and to pay down federal funds purchased at March 31, 2008 (classified as other borrowings).  FHLB advances also increased during the six months ended June 30, 2008.

Table 3:  Period-End Loan Composition

	June 30,		June 30,		December 31, 2007
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2008	2007	2008	2007	Dollars	of total

Commercial, industrial, and agricultural	$119,716	$106,468	29.5%	27.3%	$109,639	27.9%
Commercial real estate mortgage	182,885	168,627	45.0%	43.2%	170,690	43.6%
Residential real estate mortgage	79,998	94,057	19.7%	24.1%	90,337	23.0%
Residential real estate loans held for sale	–	951	0.0%	0.2%	365	0.1%
Consumer home equity	18,447	15,203	4.5%	3.9%	16,988	4.3%
Consumer and installment	5,106	4,880	1.3%	1.3%	4,326	1.1%

Totals	$406,152	$390,186	100.0%	100.0%	$392,345	100.0%

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

The aggregate amount of nonperforming assets increased $1,272 (28.6%) at June 30, 2008 to $5,722 compared to December 31, 2007 and increased $1,615 (39.3%) compared to June 30, 2007.  Nonperforming assets are 1.05% of total assets at June 30, 2008.  The increase is due primarily to a slowing local economy impacting both businesses and individuals, similar to that seen in other areas of Wisconsin and nationally.

PSB maintains a conservative identification and reporting system regarding non-performing loans.  Nonperforming loans are spread over many different borrowers and industries and are generally well-collateralized.  In addition, the local residential real estate market remains active, and property values of collateral have been stable.  Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while on nonaccrual status.  PSB applies all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  As of June 30, 2008, cumulative borrower payments made while they have been on nonaccrual status have reduced nonaccrual loan principal by $274, or 6.2% of total nonaccrual loans.

Existing nonperforming loans are spread over many different borrowers and industries and are generally well-collateralized.  The top five largest nonaccrual relationships as of June 30, 2008 totaled $1.5 million principal in the aggregate (34.0% of total nonaccrual balances).  Information concerning the collateral, remaining principal (before any specific reserves) and nature of these relationships is summarized below:

•

Purchased participation with out of area commercial and equipment collateral  - $486

•

Local single family residential real estate collateral  - $339

•

Out of local area (in Wisconsin) equipment fixtures collateral  - $246

•

Northern WI vacation resort real estate collateral (single & duplex family units)  - $226

•

Local non-owner occupied retail strip mall real estate collateral  - $201

Specific reserves on the top five largest nonaccrual relationships total $150 at June 30, 2008.  Significant losses beyond the specific reserves already recorded are not expected.  PSB anticipates nonperforming loans to remain elevated during 2008, with moderately increased net loan charge-offs and provision for loan losses compared to prior years.

As discussed previously in this Quarterly Report on Form 10-Q in the Executive Overview section, at June 30, 2008, PSB held a then performing $5.5 million loan receivable whose source of future principal and interest payments must come from sale of the recreation/land development collateral or other assets of the borrower under the terms of unlimited individual guarantees.  Based on the terms of a new collateral appraisal and the individual guarantees, PSB believes it will recover all principal due under the loan.  PSB is attempting to enter into a forbearance agreement with the borrower to facilitate repayment of the loan although foreclosure action on the collateral may be required.  The loan is expected to be placed on nonaccrual status during the September 2008 quarter.  Interest income recorded on the loan was approximately $89 per quarter which was paid as required through June 30, 2008.  If placed on nonaccrual status, nonperforming loans as reported at June 30, 2008 would increase by 109% to $10,567 and would represent 2.60% of gross loans receivable.

Local loan demand has traditionally met bank requirements for loan growth and out of area participation loans purchased by PSB represent a very small portion of the total loan portfolio, currently $12,380 or 3.0% of the gross loan portfolio.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, PSB will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, PSB may sell a portion of a large loan credit for one of its customers to these same community banks to accommodate large loan requests.

PSB has guaranteed repayment of certain customer interest rate swaps and letters of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount guaranteed by PSB totaled $9,617 and $5,607 at June 30, 2008 and December 31, 2007, respectively.  The letter of credit guarantees expire during a period from 2010 to 2011 while the swap guarantees expire in 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received) which approximates fair value and totaled $65 and $84 at June 30, 2008 and December 31, 2007, respectively.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on the guarantees totaled $46 and $0 during the six months ended June 30, 2008, and 2007, respectively.

Table 4:  Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Allowance for loan losses at beginning	$4,958	$4,606	$4,850	$4,478

Provision for loan losses	135	120	270	240
Recoveries on loans previously charged-off	1	6	7	22
Loans charged off	(47)	(4)	(80)	(12)

Allowance for loan losses at end	$5,047	$4,728	$5,047	$4,728

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 5:  Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2008	2007	2007

Nonaccrual loans	$4,402	$3,077	$3,144
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	640	657	653

Total nonperforming loans	5,042	3,734	3,797
Foreclosed assets	680	373	653

Total nonperforming assets	$5,722	$4,107	$4,450

Nonperforming loans as a % of gross loans receivable	1.24%	0.96%	0.97%

Total nonperforming assets as a % of total assets	1.05%	0.82%	0.83%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 62.2% of total assets at June 30, 2008, compared to 65.8% of total assets at December 31, 2007, and 63.7% at June 30, 2007.  This liquidity and funding measure declined during the six months ended June 30, 2008 as commercial loan growth and seasonal run-off of local governmental deposits were funded with brokered certificates of deposit and new FHLB advances.

Table 6:  Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2008		2007		2007
	$	%	$	%	$	%

Non-interest bearing demand	$ 51,230	12.7%	$ 52,186	13.5%	$ 55,470	13.8%
Interest-bearing demand and savings	87,553	21.7%	77,875	20.2%	92,983	23.1%
Money market deposits	69,423	17.2%	67,504	17.5%	74,171	18.5%
Retail time deposits less than $100	68,267	16.9%	70,424	18.2%	70,292	17.5%

Total core deposits	276,473	68.5%	267,989	69.4%	292,916	72.9%
Retail time deposits $100 and over	62,771	15.6%	52,175	13.5%	58,390	14.4%
Broker & national time deposits less than $100	700	0.2%	1,336	0.3%	1,041	0.3%
Broker & national time deposits $100 and over	62,972	15.7%	64,691	16.8%	49,659	12.4%

Totals	$402,916	100.0%	$386,191	100.0%	$402,006	100.0%

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

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (“CDARS”) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $10,012 at June 30, 2008, $11,024 at December 31, 2007, and $10,396 at June 30, 2007.  Although classified as retail time deposits $100 and over in the Table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 11.7%, 9.5%, and 13.1% at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  Brokered deposits as a percentage of total assets are expected to increase during the remainder of 2008 as loan growth is expected to outpace local deposit growth.

Core deposit growth since June 30, 2007, despite a decline in governmental deposits, has been from growth in balances held in the Peoples Rewards Checking product with a balance totaling $17.0 million at June 30, 2008, up from $1.5 million at June 30, 2007 when the product was introduced.  Peoples Rewards Checking pays a premium interest rate of 4.51% annual percentage yield and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements and direct deposit activity.

Table 7:  Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2008	2007	2007

Total time deposits $100 and over	$125,743	$116,866	$108,049
Total broker and national time deposits	63,672	66,027	50,700
Total retail time deposits	131,038	122,599	128,682
Core deposits, including money market deposits	276,473	267,989	292,916

Table 8:  Change in Deposit Balance since Prior Period Ended

	June 30, 2007		December 31, 2007
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 8,877	7.6%	$ 17,694	16.4%
Total broker and national time deposits	(2,355)	-3.6%	12,972	25.6%
Total retail time deposits	8,439	6.9%	2,356	1.8%
Core deposits, including money market deposits	8,484	3.2%	(16,443)	-5.6%

Table 9:  Available but Unused Funding Sources other than Retail Deposits

	June 30, 2008		December 31, 2007
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 28,043	$ 4,457	$ 30,008	$ 2,492
FHLB advances under blanket mortgage lien	9,713	65,000	23,571	57,000
Repurchase agreements	33,001	22,814	19,865	23,915
Wholesale market time deposits	45,328	63,672	56,137	50,700

Totals	$116,085	$155,943	$129,581	$134,107

Funding as a percent of total assets	21.3%	28.6%	24.3%	25.1%

Total FHLB advances in excess of the $65,000 currently held require PSB to purchase additional FHLB stock equal to 5% of the advance amount.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2008.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

Available but unused wholesale funding remains sufficient for current operations despite a reduction in unused but available funding during the June 2008 quarter.  Since additional FHLB advances would require PSB to purchase nonperforming FHLB stock, as well as relatively low levels of securities available for pledging, PSB expects to fund loan growth with brokered certificates in the near term.

The table below presents maturity repricing information as of June 30, 2008.  The following repricing methodologies should be noted:

1.

Money market deposit accounts are considered fully repriced within 90 days.  Rewards Checking NOW accounts are considered fully repriced within one year.  Other NOW and savings accounts are considered “core” deposits as they are generally insensitive to interest rate changes.  These deposits are generally considered to reprice beyond five years.

2.

Nonaccrual loans are considered to reprice beyond five years.

3.

Assets and liabilities with contractual calls or prepayment options are repriced according to the likelihood of the call or prepayment being exercised in the current interest rate environment.

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

	June 30, 2008
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$166,380	$ 31,174	$ 51,327	$ 56,149	$ 84,474	$ 16,648	$406,152
Securities	6,822	7,942	7,215	14,058	26,100	36,283	98,420
FHLB stock						3,250	3,250
CSV bank-owned life insurance						9,199	9,199
Other earning assets	2,456						2,456

Total	$175,658	$ 39,116	$ 58,542	$ 70,207	$110,574	$ 65,380	$519,477
Cumulative rate
sensitive assets	$175,658	$214,774	$273,316	$343,523	$454,097	$519,477

Interest-bearing liabilities
Interest-bearing deposits	$157,526	$ 46,604	$ 60,992	$ 23,365	$ 29,119	$ 34,080	$351,686
FHLB advances	11,000	4,000	11,500	20,000	18,500		65,000
Other borrowings	5,430		405	7,460		13,976	27,271
Junior subordinated debentures					7,732		7,732

Total	$173,956	$ 50,604	$ 72,897	$ 50,825	$ 55,351	$ 48,056	$451,689
Cumulative interest
sensitive liabilities	$173,956	$224,560	$297,457	$348,282	$403,633	$451,689

Interest sensitivity gap for
the individual period	$ 1,702	$ (11,488)	$ (14,355)	$ 19,382	$ 55,223	$ 17,324
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	101.0%	77.3%	80.3%	138.1%	199.8%	136.0%

Cumulative interest
sensitivity gap	$ 1,702	$ (9,786)	$(24,141)	$(4,759)	$ 50,464	$ 67,788
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	101.0%	95.6%	91.9%	98.6%	112.5%	115.0%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  Internal company policy is to maintain a basic surplus including FHLB capacity of at least 5.0%.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at June 30, 2008, December 31, 2007, and June 30, 2007, was 5.3%, 7.4%, and 5.6% respectively.  The decline in the basis surplus ratio occurring during the six months ended June 30, 2008 was due to an increase in FHLB advances outstanding, which reduced FHLB funds available for liquidity surplus.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2008	December 2007	June 2007

Cumulative 1 year gap ratio
Base	92%	92%	99%
Up 200	89%	88%	96%
Down 200	93%*	100%	104%

Change in Net Interest Income – Year 1
Up 200 during the year	1.1%	-0.8%	-0.5%
Down 200 during the year	-0.1%*	-0.8%	-0.9%

Change in Net Interest Income – Year 2
No rate change (base case)	2.9%	0.4%	2.9%
Following up 200 in year 1	4.5%	-2.2%	1.6%
Following down 200 in year 1	1.6%*	-3.8%	-0.7%

* Simulation ratios for these periods represent a 100 basis point decline in interest rates rather than a 200 basis point decline due to currently low relative short-term rate levels.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  “Core” deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At June 30, 2008, December 31, 2007, and June 30, 2007, PSB’s core funding utilization ratio was projected to be 80%, 69%, and 56%, respectively, after a rate increase of 200 basis points.

The increase in the utilization ratio at June 30, 2008 is a result of a leveraged security purchase transaction completed in November 2007 that added $15 million in 30 year fixed rate conforming mortgage pools funded by $13.5 million in structured repurchase agreements.  In the up 200 basis point scenario, the mortgage pools are projected to extend principal payments, while the repurchase agreements are projected to be put to PSB by the counterparty for repayment.  In the base case simulation, the repurchase agreements are considered to mature in excess of 60 months based on their stated maturities.  Changes in projected maturities of the securities and the related repurchase agreements increases the core funding utilization ratio from 65% in the base case interest rate scenario to 80% in the up 200 basis point scenario.

CAPITAL RESOURCES

Stockholders’ equity increased $686 to $37,301 during the six months ended June, 2008.  The increase was driven by undistributed net income (net of dividends declared) of $1,493, but offset $812 by an increase in unrealized losses, net of tax on securities available for sale.  All other increases to equity totaled $5 from vesting of restricted stock grants.  Net book value per share increased from $23.70 per share at December 31, 2007, to $24.14 per share at June 30, 2008, an increase of 1.9%.

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

No shares were repurchased by PSB during the six months ended June 30, 2008.  During the six months ended June 30, 2007, 35,000 shares were repurchased at an average price of $28.97.  PSB share repurchases on the open market during 2008 were curtailed in part to preserve capital for ongoing commercial loan growth.  Industry wide, the cost of capital has increased significantly during the past year and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and PSB expects to refrain from significant treasury stock repurchases during the remainder of 2008.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of June 30, 2008, and December 31, 2007, the Bank’s Tier 1 risk-based capital ratio, total risk-based capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent PSB from obtaining future wholesale brokered time deposits which are an important source of funding.  Average tangible stockholders’ equity to average assets was 6.99% during the June 2008 quarter, 6.92% during the December 2007 quarter, and 7.11% during the June 2007 quarter.

Both book and regulatory capital levels have declined during 2008 from significant organic growth in commercial lending while the residential real estate loan portfolio declined.  The change in PSB’s asset mix has placed downward pressure on the regulatory risk–weighted total capital ratio.  PSB is required to maintain a minimum of 10% risk-weighted total capital under current banking regulation to be considered well-capitalized.  PSB’s total risk-weighted capital ratio was 10.71% at June 30, 2008, 11.36% at December 31, 2007, and 11.50% at June 30, 2007.  Due to expectations for continued commercial loan growth, PSB is investigating options to raise regulatory capital including a private placement of trust preferred securities.  Due to the increased cost of capital, PSB will seek to measure shareholder equity returns on new growth against the cost of new capital to determine the type and timing of capital to be issued.

Despite significant ongoing turmoil in the financial and equity markets, PSB continued its 44-year tradition of cash dividends to shareholders with declaration of a semi-annual dividend of $.34 per share paid July 31, 2008.  This represented an increase over the $.33 per share paid last year, continuing 23 years of PSB increased cash dividends.  PSB intends to continue its pattern of semi-annual cash dividends in future periods as it considers various options to increase capital.

During the June 2008 quarter, PSB returned 135,748 treasury shares to unissued common shares causing common stock equity and additional paid in capital to decline $3,677 offset by a decline in treasury stock cost balance of $3,677.  There was no impact to net book value or total stockholders’ equity as a result of this stock retirement.

Table 12:  Regulatory Capital Ratios – Consolidated Holding Company

	June 30,		December 31,
(dollars in thousands)	2008	2007	2007

Stockholders’ equity	$ 37,301	$ 34,056	$ 36,615
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(95)	(89)	(89)
Unrealized (gain) loss on debt securities available for sale	256	850	(423)

Tier 1 regulatory capital	44,962	42,317	43,603
Add: allowance for loan losses	5,047	4,728	4,850

Total regulatory capital	$ 50,009	$ 47,045	$ 48,453

Total assets	$545,000	$502,963	$534,185
Disallowed mortgage servicing right assets	(95)	(89)	(89)
Unrealized (gain) loss on debt securities available for sale	256	850	(423)

Tangible assets	$545,161	$503,724	$533,673

Risk-weighted assets (as defined by current regulations)	$467,119	$409,202	$426,663

Tier 1 capital to average tangible assets (leverage ratio)	8.34%	8.50%	8.39%
Tier 1 capital to risk-weighted assets	9.63%	10.34%	10.22%
Total capital to risk-weighted assets	10.71%	11.50%	11.36%

RESULTS OF OPERATIONS

June 2008 quarterly earnings were $.66 per share on net income of $1,019, up from $.64 per share on net income of $1,008 in the June 2007 quarter, and an increase from $.65 per share on net income of $1,002 in the March 2008 quarter.  Year to date earnings for the six months ended June 30, 2008 were $1.31 per share on net income of $2,021 compared to $1.14 per share on net income of $1,807 during 2007, an increase of 15% per share.

Return on average assets was .76% and .81% during the quarters ended June 30, 2008 and 2007, respectively.  Return on average stockholders’ equity was 10.58% and 11.51% during the quarters ended June 30, 2008 and 2007, respectively.  Year to date for the six months ended June 30, return on average assets was .76% in 2008 compared to .73% in 2007.  Return on average stockholders’ equity was 10.64% in 2008 compared to 10.40% in 2007.

The following Table presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Earnings and dividends:	2008	2008	2007	2007	2007

Net interest income	$ 3,568	$ 3,563	$ 3,648	$ 3,497	$ 3,565
Provision for loan losses	$ 135	$ 135	$ 120	$ 120	$ 120
Other noninterest income	$ 1,072	$ 1,024	$ 935	$ 927	$ 1,001
Other noninterest expense	$ 3,141	$ 3,118	$ 2,971	$ 2,875	$ 3,022
Net income	$ 1,019	$ 1,002	$ 1,312	$ 1,021	$ 1,008

Basic earnings per share(3)	$ 0.66	$ 0.65	$ 0.85	$ 0.66	$ 0.64
Diluted earnings per share(3)	$ 0.66	$ 0.65	$ 0.85	$ 0.66	$ 0.64
Dividends declared per share(3)	$ 0.34	$ –	$ 0.33	$ –	$ 0.33
Net book value per share	$ 24.14	$ 25.02	$ 23.70	$ 22.90	$ 21.83

Semi-annual dividend payout ratio	26.13%	n/a	21.86%	n/a	28.48%
Average common shares outstanding	1,544,982	1,544,982	1,544,855	1,553,952	1,572,679

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 396,635	$ 383,456	$ 384,069	$ 382,474	$ 379,084
Assets	$ 539,020	$ 525,605	$ 520,098	$ 509,947	$ 496,952
Deposits	$ 397,092	$ 392,616	$ 395,148	$ 395,508	$ 384,984
Stockholders’ equity	$ 38,729	$ 37,627	$ 36,044	$ 34,636	$ 35,135

Performance ratios:

Return on average assets(1)	0.76%	0.77%	1.00%	0.79%	0.81%
Return on average stockholders’ equity(1)	10.58%	10.71%	14.44%	11.70%	11.51%
Average tangible stockholders’ equity
to average assets(4)	6.99%	7.00%	6.92%	6.91%	7.11%
Net loan charge-offs to average loans(1)	0.05%	0.03%	0.10%	0.02%	0.00%
Nonperforming loans to gross loans	1.24%	1.23%	0.97%	1.13%	0.96%
Allowance for loan losses to gross loans	1.24%	1.27%	1.24%	1.25%	1.21%
Net interest rate margin(1)(2)	2.99%	3.05%	3.11%	3.05%	3.22%
Net interest rate spread(1)(2)	2.57%	2.61%	2.60%	2.53%	2.67%
Service fee revenue as a percent of
average demand deposits(1)	3.25%	3.11%	2.89%	2.75%	2.61%
Noninterest income as a percent
of gross revenue	12.57%	11.73%	10.35%	10.37%	11.34%
Efficiency ratio(2)	64.71%	65.15%	62.21%	62.27%	63.51%
Noninterest expenses to average assets(1)	2.34%	2.39%	2.27%	2.24%	2.44%

Stock price information:

High	$ 26.65	$ 26.65	$ 27.25	$ 29.00	$ 29.25
Low	$ 24.00	$ 22.00	$ 25.05	$ 27.10	$ 27.00
Last trade value at quarter-end	$ 24.85	$ 25.25	$ 26.00	$ 27.10	$ 27.75

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  June 2008 quarter tax adjusted net interest income increased $20, or 0.5% to $3,782 from the recent quarter ended March 31, 2008, and increased $25, or 0.7% from the prior year quarter ended June, 2007.  Quarterly product balances, yields, and costs are presented in the following Tables.  Despite an annualized increase in average earning assets of  7.5% during the six months ended June 30, 2008, net interest income has been flat due to falling net interest spreads and margin.

Tax adjusted net interest margin was 2.99% during the June 2008 quarter compared to 3.05% in the March 2008 quarter and 3.22% during the June 2007 quarter.  During the June 2008 quarter, asset yields declined .35% while cost of interest-bearing liabilities declined .31%, causing net interest spread to fall to 2.57%.

The most recent decrease by the Federal Reserve to their target federal funds rate of .25% in April 2008 lowered PSB’s yield on adjustable rate loans.  Approximately 1/3 of PSB’s loan portfolio is adjustable rate.  However, due to local competition and increased wholesale funding spreads/costs, deposit and funding rates could not be lowered to compensate for the loss of adjustable loan income which resulted in lower net interest margin during the June 2008 quarter.  While the Federal Reserve is not expected to further reduce the target federal funds rate, such a reduction would likely further reduce net interest margin.  In all rate environments, pressure on current net interest margin is expected to continue as wholesale funding spreads remain elevated and PSB expects to utilize such funding for new loan growth.

Table 14A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2008			Quarter ended June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$401,619	$6,277	6.29%	$383,745	$6,889	7.20%
Taxable securities	64,616	857	5.33%	47,819	602	5.05%
Tax-exempt securities(2)	35,942	518	5.80%	32,244	488	6.07%
FHLB stock	3,209	–	0.00%	3,017	20	2.66%
Other	3,176	18	2.28%	1,822	19	4.18%

Total(2)	508,562	7,670	6.07%	468,647	8,018	6.86%

Non-interest-earning assets:
Cash and due from banks	9,581			9,575
Premises and equipment, net	11,127			11,362
Cash surrender value insurance	9,112			6,764
Other assets	5,622			5,265
Allowance for loan losses	(4,984)			(4,661)

Total	$539,020			$496,952

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 83,374	$ 416	2.01%	$ 80,727	$ 600	2.98%
Money market deposits	70,358	382	2.18%	67,318	580	3.46%
Time deposits	193,926	2,106	4.37%	186,463	2,232	4.80%
FHLB borrowings	64,121	633	3.97%	51,692	575	4.46%
Other borrowings	26,958	237	3.54%	13,531	160	4.74%
Junior subordinated debentures	7,732	114	5.93%	7,732	114	5.91%

Total	446,469	3,888	3.50%	407,463	4,261	4.19%

Non-interest-bearing liabilities:
Demand deposits	49,434			50,476
Other liabilities	4,388			3,878
Stockholders’ equity	38,729			35,135

Total	$539,020			$496,952

Net interest income		$3,782			$3,757
Rate spread			2.57%			2.67%
Net yield on interest-earning assets			2.99%			3.22%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14B:  Net Interest Income Analysis (Six Months)

(dollars in thousands)	Six Months ended June 30, 2008			Six months ended June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$394,989	$12,796	6.51%	$380,381	$13,482	7.15%
Taxable securities	65,032	1,702	5.26%	48,527	1,218	5.06%
Tax-exempt securities(2)	35,042	1,018	5.84%	31,563	950	6.07%
FHLB stock	3,113	–	0.00%	3,017	43	2.87%
Other	3,752	58	3.11%	4,786	125	5.27%

Total(2)	501,928	15,574	6.24%	468,274	15,818	6.81%

Non-interest-earning assets:
Cash and due from banks	9,785			10,280
Premises and equipment, net	11,099			11,415
Cash surrender value insurance	8,975			6,568
Other assets	5,999			5,292

Allowance for loan losses	(4,945)			(4,597)

Total	$532,841			$497,232

Liabilities & stockholders’ equity
Interest-bearing liabilities:

Savings and demand deposits	$ 88,505	$ 1,003	2.28%	$ 82,199	$ 1,236	3.03%
Money market deposits	71,582	879	2.47%	67,604	1,144	3.41%
Time deposits	186,531	4,185	4.51%	187,444	4,433	4.77%
FHLB borrowings	60,769	1,239	4.10%	54,160	1,189	4.43%
Other borrowings	26,541	496	3.76%	10,010	224	4.51%
Junior subordinated debentures	7,732	227	5.90%	7,732	227	5.92%

Total	441,660	8,029	3.66%	409,149	8,453	4.17%

Non-interest-bearing liabilities:
Demand deposits	48,235			49,120
Other liabilities	4,734			3,928
Stockholders’ equity	38,212			35,035

Total	$532,841			$497,232

Net interest income		$ 7,545			$ 7,365
Rate spread			2.58%			2.64%
Net yield on interest-earning assets			3.02%			3.17%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2008 compared to 2007
	increase (decrease) due to(1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$473	$(1,159)	$(686)
Taxable securities	432	52	484
Tax-exempt securities(2)	101	(33)	68
FHLB stock	–	(43)	(43)
Other interest income	(16)	(51)	(67)

Total	990	(1,234)	(244)

Interest paid on:
Savings and demand deposits	71	(304)	(233)
Money market deposits	49	(314)	(265)
Time deposits	(20)	(228)	(248)
FHLB borrowings	135	(85)	50
Other borrowings	309	(37)	272
Junior subordinated debentures	–	–	–

Total	544	(968)	(424)

Net interest earnings	$446	$ (266)	$ 180

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  PSB’s provision for loan losses was $135 in the June 2008 quarter compared to $120 in the June 2007 quarter.  Annualized net charge-offs were .05% and .00% during the June 2008 and 2007 quarters, respectively.  Year to date provision for loan losses was $270 and $240 during the six months ended June 30, 2008 and 2007, respectively.  Annualized net charge-offs (recoveries) during this six month period were .04% and (.01%) during 2008 and 2007, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.  The current quarterly level of loan loss provision may increase in future quarters to support new loan growth or to reflect changes in credit quality as a result of general economic conditions.  PSB expects the level of nonperforming loans to increase during the remainder of 2008 from determination of general economic conditions.  Provision for loan losses during the remainder of 2008 are likely to increase moderately compared to that seen so far during 2008 and 2007.

NONINTEREST INCOME

Total noninterest income for the quarter ended June 30, 2008 was $1,072 compared to $1,001 earned during the June 2007 quarter, an increase of $71 or 7.1%.  Increased mortgage banking income of $53 and increased debit card interchange fees of $44 were offset by a decline in retail investment sale commissions of $122.  Increased debit card interchange income is a result of Peoples Rewards Checking deposit growth which requires customers to use their debit card to achieve the premium high-yield interest rate.  Retail investment sale commissions are down due to significantly lower sales of variable annuity products compared to 2007.  Separately, an increase in the per item overdraft fee and expansion of PSB’s Overdraft Defender product (which pays customer drafts of insufficient funds in exchange for the overdraft fee) provided $65 of the $71 total increase in service fees during the June 2008 quarter compared to the prior year.  Overdraft Defender losses from write-offs of overdrafted accounts are recorded as other noninterest expense and increased $16 during the June 2008 quarter compared to the prior year.

During 2008, PSB expanded its retail investment sales division to provide investment advisory services and access to trust services and rebranded the division as Peoples Wealth Management.  Certain PSB customers are better served from ongoing investment advisory services in exchange for a servicing fee rather than the sale of individual investment products in exchange for a one-time sales commission.  Over the typical customer relationship period, profit on both retail commission and advisory fee investment products are similar but are earned during different periods of the relationship.  Individual retail investment sales commissions are generally collected upon sale while investment advisory services are paid as services are rendered.  Due to receipt for services over time, investment advisory fees are believed to be a more stable source of noninterest income for PSB and well suited for an aging customer base approaching retirement or decisions regarding wealth transfer.  However, investment and annuity sales income has been negatively impacted from this change in the service model as investment and annuity sales income was $198 during the six months ended June 30, 2008 compared to $330 during the same period during 2007.  PSB expects investment and annuity sales income to trail that seen during 2007 for the next several quarters.

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of June 30, 2008.

Table 16:  FHLB Mortgage Partnership Financing Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of June 30, 2008 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 68,011	$ 499	$2,494	$304
MPF125 Program (closed loan program)	113,670	1,420	1,593	650

Total FHLB MPF serviced loans	$181,681	$1,919	$4,087	$954

FHLB MPF Program elements as a percentage of principal serviced:

	June 30, 2008		December 31, 2007
As of period ended:	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.73%	1.25%	0.66%	1.10%
FHLB funded first loss account	3.67%	1.40%	3.32%	1.26%
Multiple of FHLB funded loss account to
PSB credit enhancement	5.00	1.12	5.03	1.15
Mortgage servicing right, net	0.45%	0.57%	0.44%	0.59%

PSB ceased originating loans under the MPF 100 program during November 2003.  Since that time all originations have been through the FHLB MPF 125 closed loan program.  Due to the current and historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of PSB losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.  During 2008, PSB, along with other FHLB MPF originators, were informed by the FHLB that loans originated under the MPF program may only be sold to the FHLB through October 31, 2008.  PSB continues to sell and service conforming mortgage loans to FNMA.  However, only the FHLB program provides a credit enhancement fee, which totaled $77 of noninterest income during the six months ended June 30, 2008.  Over time, as new mortgage loans are directed away from the MPF program and existing MPF program loans are repaid, credit enhancement fees (categorized as mortgage banking income) will decline.

NONINTEREST EXPENSE

Total noninterest expenses increased $119, or 3.9% during the June 2008 quarter to $3,141 compared to total noninterest expenses of $3,022 during June 2007.  However, the prior year June 2007 quarter included a reduction to expense of $50 from reimbursement by the Wisconsin Bankers’ Association of legal expenses incurred by PSB in its Tax Court case concerning its TEFRA interest expense deduction calculation.  PSB had originally expensed the $50 legal fee in the March 2007 quarter.  If this reimbursement were excluded, June 2008 noninterest expense would have increased $69, or 2.3%.  Year to date noninterest expenses of $6,259 increased $153, or 2.5%, compared to the six months ended June 2007.

For the six months ended June 30, 2008, other noninterest expenses includes an increase in FDIC deposit insurance premiums of $93 compared to the prior year due to industry wide FDIC assessment increases.  Total FDIC insurance premiums were $117 and $24 during the six months ended June 30, 2008 and 2007, respectively.  PSB will incur higher deposit insurance premiums throughout 2008.  Due to industry wide recent and expected future bank failures requiring customer deposit reimbursement from FDIC insurance funds, PSB expects FDIC premiums to continue to increase in future years.  The amount and timing of such increased premiums can not be reasonably estimated at this time.

Salaries and employee benefits expense continues to decline compared to the prior year, decreasing from $1,774 in the June 2007 quarter to $1,721 in the June 2008 quarter.  Salaries and employee benefit expenses are down $50, or 1.4% during the six months ended June 30, 2008 compared to 2007.  The reduction in expenses is due to a decline in average full time equivalent employees (FTEs) to 128 during the six months ended June 30, 2008 compared to 134 during the same period during 2007.  The current employee base of 127 FTEs is expected to remain similar in size during the remainder of 2008.

Technology and software costs increased substantially during the six months ended June 30, 2008 totaling $268 compared to $204 during the same period during 2007, an increase of 31.6%.  During this period, computer wide area network communication infrastructure costs increased approximately $37 under a new five year fixed cost contract.  The updated wide area network allows PSB to reduce telephone expenses and computer hardware costs while increasing employee productivity and system performance speed.  These efficiencies will begin to be fully realized during the September 2008 quarter.  In addition to the network cost increase, fees paid to the vendor used to process Peoples Rewards Checking account activity totaled $29.  There were no Rewards Checking processing fees paid during the six months ended June 30, 2007.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

The annual meeting of shareholders of the Company was held on April 15, 2008.  The only matter voted upon was the election of directors.  The number of votes cast for, or withheld, were as follows:

	For	Withheld
Gordon P. Connor	995,837	41,167
Patrick L. Crooks	1,017,863	19,141
William J. Fish	1,022,744	14,260
Charles A. Ghidorzi	1,014,942	22,062
Gordon P. Gullickson	1,009,359	27,645
Peter W. Knitt	1,020,119	16,885
David K. Kopperud	1,003,889	33,115
Thomas R. Polzer	1,023,155	13,849
William M. Reif	1,023,279	13,725
Thomas A. Riiser	1,022,437	14,567
John H. Sonnentag	1,016,768	20,236

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

August 14, 2008

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002