Form 10-Q
period 2008-09-30
PSB HOLDINGS INC /WI/
filed 2008-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐

No  ☒

The number of common shares outstanding at November 6, 2008 was 1,548,898.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2008

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2008 (unaudited) and December 31, 2007
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Nine Months Ended September 30, 2008 (unaudited)	3

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	29

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2008 unaudited, December 31, 2007 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2008	2007

Assets
Cash and due from banks	$ 9,138	$ 18,895
Interest-bearing deposits and money market funds	834	2,232

Cash and cash equivalents	9,972	21,127

Securities available for sale (at fair value)	98,731	97,214
Loans held for sale	–	365
Loans receivable, net	418,386	387,130
Accrued interest receivable	2,448	2,383
Foreclosed assets	680	653
Premises and equipment, net	11,153	11,082
Mortgage servicing rights, net	974	889
Federal Home Loan Bank stock (at cost)	3,250	3,017
Cash surrender value of bank-owned life insurance	9,877	8,728
Other assets	2,315	1,597

TOTAL ASSETS	$ 557,786	$ 534,185

Liabilities
Non-interest-bearing deposits	$ 51,713	$ 55,470
Interest-bearing deposits	365,105	346,536

Total deposits	416,818	402,006

Federal Home Loan Bank advances	65,000	57,000
Other borrowings	25,607	26,407
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,349	4,425

Total liabilities	519,506	497,570

Stockholders' equity
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 and 1,887,179 shares, respectively
Outstanding – 1,548,898 and 1,544,982 shares, respectively	1,751	1,887
Additional paid-in capital	5,854	9,493
Retained earnings	35,795	34,081
Accumulated other comprehensive income	366	423
Treasury stock, at cost – 202,533 and 342,197 shares, respectively	(5,486)	(9,269)

Total stockholders’ equity	38,280	36,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 557,786	$ 534,185

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(dollars in thousands,	September 30,		September 30,
except per share data – unaudited)	2008	2007	2008	2007

Interest and dividend income:
Loans, including fees	$ 6,113	$ 6,918	$ 18,850	$ 20,348
Securities:
Taxable	818	642	2,511	1,860
Tax-exempt	349	325	1,021	952
Other interest and dividends	30	128	88	296

Total interest and dividend income	7,310	8,013	22,470	23,456

Interest expense:
Deposits	2,850	3,619	8,917	10,432
FHLB advances	654	656	1,893	1,845
Other borrowings	205	128	701	352
Junior subordinated debentures	113	113	340	340

Total interest expense	3,822	4,516	11,851	12,969

Net interest income	3,488	3,497	10,619	10,487
Provision for loan losses	285	120	555	360

Net interest income after provision for loan losses	3,203	3,377	10,064	10,127

Noninterest income:
Service fees	412	339	1,175	970
Mortgage banking	233	215	841	664
Investment and insurance sales commissions	105	141	303	471
Net loss on write down of FNMA preferred stock	(991)	–	(991)	–
Increase in cash surrender value of life insurance	97	67	277	193
Other noninterest income	165	165	512	471

Total noninterest income	21	927	2,117	2,769

Noninterest expense:
Salaries and employee benefits	1,732	1,648	5,193	5,159
Occupancy and facilities	467	455	1,479	1,423
Data processing and other office operations	246	187	717	607
Advertising and promotion	76	96	251	249
Other noninterest expenses	674	489	1,814	1,543

Total noninterest expense	3,195	2,875	9,454	8,981

Income before provision for income taxes	29	1,429	2,727	3,915
Provision (credit) for income taxes	(192)	408	485	1,087

Net income	$ 221	$ 1,021	$ 2,242	$ 2,828
Basic earnings per share	$ 0.14	$ 0.66	$ 1.45	$ 1.80
Diluted earnings per share	$ 0.14	$ 0.66	$ 1.45	$ 1.79

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2008 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2008	$ 1,887	$ 9,493	$ 34,081	$ 423	$ (9,269)	$ 36,615

Comprehensive income:
Net income			2,242			2,242
Unrealized loss on securities
available for sale, net of tax				(657)		(657)
Reclassification adjustment for security
loss included in net income, net of tax				600		600

Total comprehensive income						2,185

Return Treasury Stock to unissued shares	(136)	(3,541)			3,677	–
Issuance of new restricted stock grants		(106)			106	–
Vesting of existing restricted stock grants		8				8
Cash dividends declared $.34 per share			(525)			(525)
Cash dividends declared on unvested
restricted stock grants			(3)			(3)

Balance September 30, 2008	$ 1,751	$ 5,854	$ 35,795	$ 366	$ (5,486)	$ 38,280

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007 – unaudited

(dollars in thousands)	2008	2007

Cash flows from operating activities:

Net income	$ 2,242	$ 2,828
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for depreciation and net amortization	1,243	1,155
Provision for loan losses	555	360
Deferred net loan origination costs	(443)	(382)
Gain on sale of loans	(596)	(357)
Reduction in servicing right valuation allowance	(21)	(16)
Loss on sale of premises and equipment	14	–
Loss on sale of foreclosed assets	23	(4)
Loss on write down of FNMA preferred stock	991	–
Increase in cash surrender value of life insurance	(277)	(193)
Changes in operating assets and liabilities:
Accrued interest receivable	(65)	(329)
Other assets	(718)	(497)
Other liabilities	(76)	(151)

Net cash provided by operating activities	2,872	2,414

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	18,384	7,547
Payment for purchase of:
Securities available for sale	(20,856)	(17,850)
Purchase of FHLB stock	(233)	–
Net increase in loans	(31,320)	(10,550)
Capital expenditures	(781)	(415)
Proceeds from sale of premises and equipment	12	–
Proceeds from sale of foreclosed assets	155	124
Purchase of bank-owned life insurance	(872)	(779)

Net cash used in investing activities	(35,511)	(21,923)

Consolidated Statements of Cash Flows, continued

	2008	2007

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(3,757)	(6,278)
Net increase in interest-bearing deposits	18,569	14,984
Net increase (decrease) in FHLB advances	8,000	(4,000)
Net increase (decrease) in other borrowings	(800)	5,864
Dividends declared	(528)	(515)
Proceeds from exercise of stock options	–	221
Purchase of treasury stock	–	(1,700)

Net cash provided by financing activities	21,484	8,576

Net decrease in cash and cash equivalents	(11,155)	(10,933)
Cash and cash equivalents at beginning	21,127	25,542

Cash and cash equivalents at end	$ 9,972	$ 14,609

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 11,954	$ 12,931
Income taxes	1,215	1,410

Noncash investing and financing activities:

Loans charged off	$ 117	$ 33
Loans transferred to foreclosed assets	206	37
Issuance of unvested restricted stock grants at fair value	100	–
Vesting of restricted stock grants	8	–

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of September 30, 2008, 4,476 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the nine months ended September 30, 2008, no options were exercised or lapsed.  During the nine months ended September 30, 2007, options were exercised with respect to 13,755 shares at an average price of $16.14 per share.  Options to purchase 1,084 shares at $15.83 lapsed during the nine months ended September 30, 2007.  The total estimated intrinsic value of options exercised was $168 during the nine months ended September 30, 2007.

During the quarter ended March 31, 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the nine months ended September 30, 2008, compensation expense of $8 was recorded from amortization of restricted shares expected to vest upon the initial vesting date.  Projected compensation expense assuming all restricted shares eventually vest to employees would be $10 in 2008, $10 in 2009, and $20 during 2010, 2011, 2012, and 2013, respectively.  As of September 30, 2008, all 3,916 shares of restricted stock remained unvested.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2008	2007	2008	2007

Net income	$ 221	$ 1,021	$ 2,242	$ 2,828

Weighted average shares outstanding	1,544,982	1,553,952	1,544,982	1,572,072
Effect of dilutive stock options outstanding	1,490	4,105	1,572	5,933

Diluted weighted average shares outstanding	1,546,472	1,558,057	1,546,554	1,578,005

Basic earnings per share	$ 0.14	$ 0.66	$ 1.45	$ 1.80
Diluted earnings per share	$ 0.14	$ 0.66	$ 1.45	$ 1.79

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2008	2007	2008	2007

Net income	$ 221	$ 1,021	$ 2,242	$ 2,828
Unrealized gain (loss) on securities
available for sale, net of tax	155	836	(657)	91
Reclassification adjustment for security
loss included in net income, net of tax	600	–	600	–

Comprehensive income	$ 976	$ 1,857	$ 2,185	$ 2,919

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

On November 1, 2007, the Tax Court decided for PSB on each significant point in the case.  Based on this decision, PSB reduced its federal income tax expense during the quarter ended December 31, 2007, by $200 for the refund to be received from the case.  During the quarter ended March 31, 2008, the IRS announced it would not appeal the Tax Court decision, and PSB received a refund of all these amounts paid to the IRS.  PSB recorded no reduction to income tax expense during the nine months ended September 30, 2008, upon receipt of the refund.

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

NOTE 10 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level for advances up to $3 million, which expires February 27, 2009.  The maximum line of credit was $1 million at December 31, 2007, which was increased to $3 million upon renewal during 2008.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 1.50%.  As of September 30, 2008, no advances were outstanding on the line, and there was no usage of the line during the nine months ended September 30, 2008.

Advances under the line of credit require PSB and its subsidiary, Peoples State Bank, to be well capitalized as defined by banking regulation and to maintain total non-performing loans and foreclosed property at a level no greater than 2% of total loans and foreclosed property unless these conditions are waived by the lender.  At September 30, 2008, PSB’s total non-performing loans and foreclosed property were greater than 2% of total loans and foreclosed property and in violation of this covenant.  PSB is working with the lender to obtain a written waiver of this covenant.  Advances on the line of credit may not be obtained until the written waiver is received.

NOTE 11 – CURRENT YEAR ACCOUNTING CHANGES

In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which was effective for financial statements issued after January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at period end and establishes a three-level hierarchy for fair value measurement.  SFAS No. 157 also expands disclosure about instruments measured at fair value and how changes in fair value have impacted net income.  PSB adopted this statement during the quarter ended March 31, 2008 (except as delayed for nonfinancial assets and liabilities), which had no material effect on its financial statements.

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

FSP on SFAS No. 157-3 provides clarification regarding application of SFAS No. 157 to value financial assets exchanged in a market that is not active.  This FSP on SFAS 157-3 codified a joint Securities and Exchange Commission and FASB position published on September 30, 2008.  PSB adopted this statement on September 30, 2008, which had no material effect on its financial statements.

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

NOTE 12 – FAIR VALUE MEASUREMENTS

Certain assets are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Although no such liabilities were held by PSB at September 30, 2008, certain liabilities could also be recorded and disclosed at fair value.  Some of these assets and liabilities are measured on a recurring basis, while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements.  For example, securities available for sale are recorded at fair value on a recurring basis.  Other assets, such as loans held for sale, impaired loans, and mortgage servicing rights are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.

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

Assets measured at fair value on a recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$98,731	$ –	$ 97,022	$1,709

Reconciliation of fair value measurements using significant unobservable inputs:				Securities
				Available
(dollars in thousands)				For Sale

Beginning of year balance				$2,198

Total realized/unrealized gains and (losses):
Included in earnings				–
Included in other comprehensive income				11
Purchases, maturities, and sales				(500)

End of period balance				$1,709

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at period end	$ –

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

PSB considers nonrated trust preferred securities and other equity securities not traded on active markets to be classified as Level 3 assets whose fair value is determined using significant unobservable inputs.  Nonrated trust preferred securities issued by other Wisconsin banks to PSB on a private issue basis represent nearly all Level 3 securities at September 30, 2008.  Other equity securities in this category are carried at cost, which approximates fair value.

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

Assets measured at fair value on a non-recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,570	–	–	$6,570
Mortgage servicing rights	974	–	–	974

Totals	$7,544	$ –	$ –	$7,544

Fair values for impaired loans are estimated using underlying collateral values as a practicable expedient to determine fair value.  Collateral fair values are estimated based on independent appraisals or upon management’s internal estimates of value based on sales of similar collateral.  Fair value of impaired loans are reported before selling costs of the related collateral, but measured on the balance sheet net of estimated selling costs.  Therefore, significant estimated selling costs would cause the reported fair value of impaired loans to be greater than the measurement value of impaired loans as maintained on the balance sheet.  At September 30, 2008, estimated selling costs of collateral supporting impaired loans were immaterial.

Mortgage servicing rights are valued based on stratification of the serviced loan pools by year of origination, term of the loan, and range of interest rate within each term.  Quarterly, each stratum is analyzed using prepayment assumptions provided by independent sources based on national market trends and expectations.  Expectations of future cash flows from servicing are discounted using a rate of generally 10%.  Unrealized fair value gains and losses represented within each stratum are netted together to determine measurement value on a lower of cost or market basis. These lower of cost or market measurements by stratum are aggregated and compared to amortized historical cost of mortgage servicing rights to determine the need for a valuation reserve.  As of September 30, 2008, a total valuation reserve of $15 was maintained against the amortized cost of mortgage servicing rights.  During the nine months ended September 30, 2008, the valuation reserve declined $21, which increased mortgage banking income.

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

In June 2008, the FASB issued FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends (or dividend equivalents) are participating securities and, as such, shall be included in the computation of earnings per share.  FSP No. EITF 03-06-1 is effective for financial statements issued for fiscal years beginning January 1, 2009.  The adoption of this FSP will require PSB to include unvested restricted stock in its earnings per share computations.  Management estimates this will cause annual earnings per share to decrease by approximately $.01 per share upon adoption.  This FSP should not have any other significant effect on PSB’s financial statements.  Upon adoption, all prior period earnings per share will be adjusted retrospectively to conform to the provisions of this FSP.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45.  This FSP addresses disclosures concerning credit derivatives (as defined) and expands disclosures of guarantors regarding current status of the payment/performance risk.  While PSB does not maintain any credit derivatives, PSB does guarantee to third parties the credit performance on certain customers.  Upon adoption, PSB will make disclosures on past payment performance and credit risk associated with these guarantees.  PSB does not expect adoption of this statement on December 31, 2008, to have a significant effect on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on September 30, 2008, and any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and Peoples State Bank.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While PSB believes these forward-looking statements are based on reasonable assumptions, all such statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item 1 of PSB’s Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), and, from time to time, in PSB’s other filings with the Securities and Exchange Commission.  PSB does not intend to update forward-looking statements.  Additional risk factors relating to an investment in PSB common stock are described under Item 1A of the 2007 Form 10-K.

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

September 2008 quarterly net income was $221, or $.14 per diluted share, a decline from $1,021, or $.66 per share during September 2007.  Year to date net income through September 30, 2008, was $2,242, or $1.45 per share, a decline from $2,828,000, or $1.79 per share during 2007.  The decline in September 2008 quarterly and year to date net income was due to a write-down of PSB’s investment in Federal National Mortgage Association (“FNMA”) preferred stock of approximately $1 million.  The federal government’s placement of FNMA into conservatorship on September 7, 2008, permanently impaired the value of PSB’s FNMA investment by placement of the government’s new equity interest as superior to FNMA’s existing preferred stock.  During September, PSB reduced its holding cost of the investment to $50 through a write-down of $991, which reduced net income by $600 after tax benefits.  September 2008 quarterly net income prior to the special FNMA charge would have been $821, or $.53 per share, and year to date income would have been $2,842, or $1.84 per share.

PSB’s provision for loan losses rose to $285 in the September 2008 quarter, compared to $120 in the September 2007 quarter.  Loan loss provisions for the nine months ended September 30 were $555 and $360 in 2008, and 2007, respectively.  The provision for loan losses was increased to account for deterioration in credit quality and payment ability of certain problem loan relationships during the September 2008 quarter.  The increased provision for loan losses also lowered net income compared to prior year periods.

Assets at September 30, 2008, were $557,786, compared to $534,185 at December 31, 2007, an increase of $23,601, or 4.4% (5.9% on an annualized basis).  Total loans receivable were $418,386 at September 30, 2008, compared to $387,130 at December 31, 2007, an increase of $31,256 or 8.1% (10.8% on an annualized basis).  Year to date, on-balance sheet residential mortgage loans declined $11,026 as customers have refinanced into secondary market loan programs with payments continuing to be serviced by PSB for other investors.  The addition of key lending personnel and strategic focus on locally owned small- to middle-market commercial customers has led to significant commercial loan growth during 2008.  Total commercial real estate and other commercial purpose loans increased $39,132 to $319,461 at September 30, 2008, compared to $280,329 at December 31, 2007, an increase of 14.0% (18.6% on an annualized basis).

Total deposits at September 30, 2008, were $416,818 compared to $402,006 million at December 31, 2007, an increase of $14,812, or 3.7%.  Strategic initiatives to grow retail deposits through PSB’s Reward Checking account led to $8,154 growth in Rewards Checking balances since December 31, 2007, an increase of 73.8% (98.4% on an annualized basis).  Peoples Rewards Checking pays a premium interest rate to depositors who meet account usage requirements, including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  Offsetting the Rewards Checking growth was a seasonal decline in government and municipal deposit balances, which declined $9,082 since December 31, 2007.  Governmental depositors typically carry their largest balances during the months of December and January.

A significant portion of the deposit growth since December 31, 2007, was from an increase in wholesale brokered certificates of deposit of $19,953.  FHLB advances also increased $8,000 during the nine months ended September 30, 2008.  Wholesale funding, including brokered deposits, FHLB advances, and other borrowings totaled $161,260, compared to $134,107 at December 31, 2007.  Wholesale funding totaled 28.9% of total assets at September 30, 2008, compared 25.1% of total assets at December 31, 2007, as loan growth has consistently outpaced local deposit growth.  PSB regularly maintains access to wholesale markets to fund loan originations and manage local depositor needs on a daily basis as needed.  At September 30, 2008, unused (but available) wholesale funding was approximately $108,223, or 19.4% of total assets, compared to $116,085, or 21.3% of total assets at June 30, 2008.

During November 2007, PSB purchased $15 million of conforming 30-year residential mortgage pools funded by $13.5 million of structured repurchase agreements.  Certain repurchase agreement interest costs are adjustable up or down with changes in the 90-day LIBOR rate through various lock out periods ending November 2009 and 2010.  As short-term interest rates fell since the purchase and mortgage loan investment spreads widened compared to U.S. Treasury rates, the spread on the leverage trade increased from approximately 1.39% at purchase to approximately 2.48% at September 30, 2008.  The leveraged investment transaction increased net interest income by approximately $261 during the nine months ended September 30, 2008, but contributed to the decline in net interest margin compared to 2007.

Nonperforming assets increased $5,894 at September 30, 2008, to $11,616 compared to $5,722 at June 30, 2008, and $4,450 at December 31, 2007.  The increase was due to the addition of a $5,525 loan receivable whose source of future principal and interest payments must come from sale of the recreation/land development collateral or another valuable asset of the borrower under the terms of unlimited individual guarantees.  Based on the terms of a new collateral appraisal and the individual guarantees, PSB believes it will recover all principal due under the loan, but does maintain a specific reserve for loss totaling $200 at September 30, 2008.  PSB has initiated foreclosure proceedings on the collateral.  Excluding this large loan, nonperforming assets would have been $6,091 at September 30, 2008, or 1.09% of total assets, compared to 1.05% of total assets at June 30, 2008, and .83% of total assets at December 31, 2007.

Significant growth in commercial loans and letters of credit combined with a decline in the residential mortgage portfolio has lowered the total risk-weighted regulatory capital ratio to 10.60% at September 30, 2008 compared to 11.36% at December 31, 2007.  PSB’s banking subsidiary is required to maintain total risk adjustable capital of at least 10.00% to be considered “well-capitalized” under current banking regulation.  Failure to remain well-capitalized would likely prevent PSB from obtaining future wholesale broker time deposits which have been an important source of funding growth during the past several years and most recent quarter.

After reviewing potential sources and cost of additional capital, PSB intends to apply to participate in the U.S. Treasury’s TARP Capital Purchase Program (the “Program”) by the November 14, 2008 deadline.  Although well capitalized, PSB believes that the Program would add additional capital on favorable terms and enable the Company additional flexibility in addressing the challenges and opportunities in current markets.  If allowed to participate in the Program, PSB would be eligible to issue and sell to the U.S. Treasury shares of its preferred stock (to be authorized by an amendment to PSB’s Amended and Restated Articles of Incorporation subject to approval by PSB’s shareholders) for cash consideration ranging from approximately $5 million to $14 million (the “Senior Preferred Stock”).  PSB intends to request to sell the U.S. Treasury up to $14 million of its Senior Preferred Stock, which will pay cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter.  As a Program participant, PSB would also be required to sell to the U.S. Treasury warrants

(options) to purchase PSB Common Stock for cash consideration equal to 15% of the amount of Senior Preferred Stock sold.  The number of warrants outstanding would be determined based on PSB Common Stock market prices per share during the 20 days leading up to the Senior Preferred Stock sale date.

Management Discussion and Analysis – Statistical Tables and Analysis

BALANCE SHEET

At September 30, 2008, total assets were $557,786, an increase of $23,601, or 4.4% over December 31, 2007, and an increased $12,786, or 2.3% over June 30, 2008.  Changes in assets since June 30, 2008, and December 31, 2007, consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2008		September 30, 2008
	$	%	$	%

Commercial, industrial and agricultural loans	$ 9,750	8.1%	$ 19,827	18.1%
Commercial real estate mortgage loans	7,110	3.9%	19,305	11.3%
Bank-owned life insurance	678	7.4%	1,149	13.2%
Other assets (various categories)	314	1.5%	1,647	8.5%
Investment securities	311	0.3%	1,517	1.6%
Residential real estate mortgage and home equity loans	191	0.2%	(8,689)	-8.1%
Cash and cash equivalents	(5,568)	-35.8%	(11,155)	-52.8%

Total increase in assets	$ 12,786	2.3%	$ 23,601	4.4%

Commercial purpose loan originations have led the increase in total assets and were up $39,192 during the nine months ended September 30, 2008.  The increase in commercial purpose loans was offset by a decline in cash and the residential real estate mortgage portfolio totaling $19,844 during the same period.  Residential mortgage loans have declined as PSB met customer demands of long-term fixed rate mortgages by directing them into one of several secondary market programs.  Loans sold, but serviced for the FHLB and FNMA increased $14,721 during the nine months ended September 30, 2008, reflecting movement of these residential loans into the secondary market.

The residential first mortgage portfolio has declined each quarter since June 2006 as origination of loans into the secondary market has been more profitable than holding such mortgages on the balance sheet funded by wholesale borrowings.  During the December 2008 quarter, PSB initiated a program to fund and hold high quality residential mortgages with fixed rates up to 10 years, and amortizations up to 30 years at rates that approximate secondary market conforming mortgage rates.  This temporary program has several advantages to PSB, including more individualized options for customers, replacement of mortgage loans available for pledging against FHLB advances to improve long-term liquidity, and increased net interest income from historically wide spreads on residential mortgage loans compared to U.S. Treasury securities.  The program will be reevaluated at the end of December 2008 or after $10 million in originations have been generated.

The change in net assets impacted funding sources since June 30, 2008, and December 31, 2007, as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2008		September 30, 2008
	$	%	$	%

Wholesale certificates of deposit	$ 6,981	11.0%	$ 19,953	39.4%
Core deposits (including MMDA)	5,560	2.0%	(10,883)	-3.7%
Retail certificates of deposit > $100	1,361	2.2%	5,742	9.8%
Stockholders’ equity	979	2.6%	1,665	4.5%
FHLB advances	–	0.0%	8,000	14.0%
Other liabilities and debt (various categories)	(431)	-3.4%	(76)	-0.6%
Other borrowings	(1,664)	-6.1%	(800)	-3.0%

Total increase (decrease) in liabilities and stockholders’ equity	$ 12,786	2.3%	$ 23,601	4.4%

Deposit funding during the nine months ended September 30, 2008, reflects declining retail and core deposits, while local jumbo certificates and brokered certificates increased.  The majority of the core deposit decline was seen in the government deposits category, which was down $9,082.  Most of the brokered certificate of deposit increase occurred during the June 2008 quarter to fund loan growth and to pay down federal funds purchased at March 31, 2008 (classified as other borrowings).  During the September 2008 quarter, both core deposits and wholesale certificates of deposits increased in similar amounts.  The increase in core deposits came from Rewards Checking balance growth and governmental deposits.  While increasing $8,000 during the nine months ended September 30, 2008, FHLB advances remained the same during the September 2008 quarter.

Table 3:  Period-End Loan Composition

	September 30,		September 30,		December 31, 2007
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2008	2007	2008	2007	Dollars	of total

Commercial, industrial and agricultural	$ 129,466	$ 106,173	30.6%	27.5%	$ 109,639	27.9%
Commercial real estate mortgage	189,995	165,718	44.8%	43.0%	170,690	43.6%
Residential real estate mortgage	79,311	92,647	18.7%	24.0%	90,337	23.0%
Residential real estate loans held for sale	–	581	0.0%	0.2%	365	0.1%
Consumer home equity	19,325	16,383	4.6%	4.2%	16,988	4.3%
Consumer and installment	5,585	4,426	1.3%	1.1%	4,326	1.1%

Totals	$ 423,682	$ 385,928	100.0%	100.0%	$ 392,345	100.0%

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

The aggregate amount of nonperforming assets increased $7,166 (161%) at September 30, 2008, to $11,616, compared to December 31, 2007, and increased $6,898 (146%), compared to September 30, 2007.  Nonperforming assets are 2.08% of total assets at September 30, 2008.

PSB has experienced an increase in nonperforming assets from a general deterioration of economic conditions in our local market area.  However, PSB does not believe it has any undue geographic, industry, or real estate/land development concentrations which carry significant loss exposure.  PSB maintains a conservative identification and reporting system regarding nonperforming loans.  Nonperforming loans are spread over many different borrowers and industries and are generally well-collateralized.  Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while on nonaccrual status.  PSB applies all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  As of September 30, 2008, cumulative borrower payments made while they have been on nonaccrual status have reduced nonaccrual loan principal by $314, or 3.0% of total nonaccrual loans.

Nonperforming loans increased substantially from addition of a $5,525 loan to nonaccrual status during the September 2008 quarter.  The loan’s source of future principal and interest payments must come from sale of the recreation/land development collateral or another valuable asset of the borrower under the terms of unlimited individual guarantees.  Based on the terms of a new collateral appraisal and the individual guarantees, PSB believes it will recover all principal due under the loan, but does maintain a specific reserve for loss totaling $200 at September 30, 2008.  PSB has initiated foreclosure proceedings on the collateral and anticipates taking the loan into foreclosed property during 2009.  Excluding this large loan, nonperforming assets would have been $6,091 at September 30, 2008, or 1.09% of total assets, compared to 1.05% of total assets at June 30, 2008, and .83% of total assets at December 31, 2007.

Excluding the $5,525 nonperforming loan noted above, at September 30, 2008, PSB’s internal credit grading system identified 13 separate relationships with remaining principal totaling approximately $2.0 million against which specific loan loss reserves were recorded totaling $682.  Also excluding the $5,525 nonperforming loan noted above, at June 30, 2008, there were 11 separate relationships with remaining principal totaling approximately $1.3 million against which specific loan loss reserves were recorded totaling $445.  Not all relationships carrying a specific reserve are classified as nonperforming loans, as loss estimates could exist for customers with inadequate collateral or other negative factors besides payment performance.

Local loan demand has traditionally met requirements for loan growth and out of area participation loans purchased by PSB represent a very small portion of the total loan portfolio, currently $12,771 or 3.0% of the gross loan portfolio.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, PSB will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, PSB may sell a portion of a large loan credit for one of its customers to these same community banks to accommodate large loan requests.

PSB has guaranteed repayment of certain customer interest rate swaps and letters of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount guaranteed by PSB totaled $9,750 and $5,607 at September 30, 2008, and December 31, 2007, respectively.  The letter of credit guarantees expire during a period from 2010 to 2011, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received), which approximates fair value and totaled $110 and $84 at September 30, 2008, and December 31, 2007, respectively.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on the guarantees totaled $56 and $6 during the nine months ended September 30, 2008, and 2007, respectively.

Table 4:  Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007

Allowance for loan losses at beginning	$ 5,047	$ 4,728	$ 4,850	$ 4,478

Provision for loan losses	285	120	555	360
Recoveries on loans previously charged-off	1	2	8	24
Loans charged off	(37)	(21)	(117)	(33)

Allowance for loan losses at end	$ 5,296	$ 4,829	$ 5,296	$ 4,829

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and (2) foreclosed assets.

Table 5:  Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2008	2007	2007

Nonaccrual loans	$ 10,299	$ 3,683	$ 3,144
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	637	657	653

Total nonperforming loans	10,936	4,340	3,797
Foreclosed assets	680	378	653

Total nonperforming assets	$ 11,616	$ 4,718	$ 4,450

Nonperforming loans as a % of gross loans receivable	2.58%	1.13%	0.97%

Total nonperforming assets as a % of total assets	2.08%	0.92%	0.83%

LIQUIDITY

Liquidity refers to the ability of PSB to generate adequate amounts of cash to meet PSB’s need for cash at a reasonable cost.  PSB manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers.  Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 62.1% of total assets at September 30, 2008, compared to 65.8% of total assets at December 31, 2007, and 66.2% at September 30, 2007.  This liquidity and funding measure declined during the nine months ended September 30, 2008, as commercial loan growth and seasonal run-off of local governmental deposits were funded primarily with brokered certificates of deposit and new FHLB advances.

Table 6:  Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2008		2007		2007
	$	%	$	%	$	%

Non-interest bearing demand	$ 51,713	12.4%	$ 48,805	12.2%	$ 55,470	13.8%
Interest-bearing demand and savings	89,825	21.6%	81,370	20.3%	92,983	23.1%
Money market deposits	71,266	17.1%	77,440	19.4%	74,171	18.5%
Retail time deposits less than $100	69,229	16.6%	71,393	17.8%	70,292	17.5%

Total core deposits	282,033	67.7%	279,008	69.7%	292,916	72.9%
Retail time deposits $100 and over	64,132	15.4%	60,856	15.2%	58,390	14.4%
Broker & national time deposits less than $100	602	0.1%	1,040	0.3%	1,041	0.3%
Broker & national time deposits $100 and over	70,051	16.8%	59,217	14.8%	49,659	12.4%

Totals	$ 416,818	100.0%	$ 400,121	100.0%	$ 402,006	100.0%

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

PSB originates retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (“CDARS”) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $13,705 at September 30, 2008, up $3,693, or 36.9% from $10,012 at June 30, 2008, as certain large PSB depositors sought to increase the FDIC insurance coverage on their accounts during the period of significant national financial turmoil experienced during September 2008.  CDARS balances were $11,024 at December 31, 2007, and $10,364 at September 30, 2007.  Although classified as retail time deposits $100 and over in the table above, these balances are required to be classified as broker deposits on PSB’s quarterly regulatory call reports.

PSB’s internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 12.7%, 9.5%, and 11.7% at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.  Brokered deposits as a percentage of total assets may increase during the remainder of 2008 as loan growth is expected to outpace local deposit growth subject to seasonal governmental deposit growth during December 2008.

Although governmental deposits declined during the March 2008 quarter, core deposits have increased since September 30, 2007, due to growth in balances held in the Peoples Rewards Checking product with a balance totaling $19.2 million at September 30, 2008, up from $11.0 million at September 30, 2007.  Peoples Rewards Checking currently pays a premium interest rate of 4.51% annual percentage yield and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.

Table 7:  Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2008	2007	2007

Total time deposits $100 and over	$ 134,183	$ 120,073	$ 108,049
Total broker and national time deposits	70,653	60,257	50,700
Total retail time deposits	133,361	132,249	128,682
Core deposits, including money market deposits	282,033	279,008	292,916

Table 8:  Change in Deposit Balance since Prior Period Ended

	September 30, 2007		December 31, 2007
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 14,110	11.8%	$ 26,134	24.2%
Total broker and national time deposits	10,396	17.3%	19,953	39.4%
Total retail time deposits	1,112	0.8%	4,679	3.6%
Core deposits, including money market deposits	3,025	1.1%	(10,883)	-3.7%

Table 9:  Available but Unused Funding Sources other than Retail Deposits

	September 30, 2008		December 31, 2007
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 23,976	$ 3,524	$ 30,008	$ 2,492
Federal Reserve discount window advances	10,000	–	10,000	–
FHLB advances under blanket mortgage lien	10,047	65,000	23,571	57,000
Repurchase agreements	23,296	22,083	9,865	23,915
Wholesale market time deposits	40,904	70,653	56,137	50,700

Totals	$ 108,223	$ 161,260	$ 129,581	$ 134,107

Funding as a percent of total assets	19.4%	28.9%	24.3%	25.1%

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

Wholesale funding availability was reduced during September 2008 from cancellation of a $5 million federal funds availability line offered by a correspondent bank.  PSB was informed by the correspondent bank that it was cancelling all customer lines that were infrequently used and for customers that did not use them as the primary correspondent bank relationship.  PSB had last used this federal funds purchased line prior to 2006 and the bank was not PSB’s primary correspondent bank.  PSB is seeking to increase its Federal Reserve discount window borrowing capacity to greater than $40 million by pledging existing unencumbered commercial loans held for investment.  The discount window line currently has a $10 million maximum and had been unused for many years.  Discount window advances are expected to provide both emergency liquidity (as needed) as well as low cost short-term funding for growth of adjustable rate loans held for investment.

Available but unused wholesale funding remains sufficient for current operations despite a reduction in unused but available funding during the September 2008 quarter.  Since additional FHLB advances would require PSB to purchase nonperforming FHLB stock, as well as relatively low levels of securities available for pledging, PSB expects to fund loan growth with brokered certificates as needed in the near term.

The table below presents maturity repricing information as of September 30, 2008.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

	September 30, 2008
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$171,067	$ 33,432	$ 46,657	$ 59,592	$ 89,474	$ 23,460	$423,682
Securities	9,507	4,716	5,607	15,445	27,508	35,948	98,731
FHLB stock						3,250	3,250
CSV bank-owned life insurance						9,877	9,877
Other earning assets	834						834

Total	$181,408	$ 38,148	$ 52,264	$ 75,037	$116,982	$ 72,535	$536,374
Cumulative rate
sensitive assets	$181,408	$219,556	$271,820	$346,857	$463,839	$536,374

Interest-bearing liabilities
Interest-bearing deposits	$167,350	$ 20,437	$ 77,871	$ 41,228	$ 26,384	$ 31,835	$365,105
FHLB advances	6,400	9,000	12,100	18,000	19,500		65,000
Other borrowings	12,240		213	7,243	5,500	411	25,607
Junior subordinated debentures				7,732			7,732

Total	$185,990	$ 29,437	$ 90,184	$ 74,203	$ 51,384	$ 32,246	$463,444
Cumulative interest
sensitive liabilities	$185,990	$215,427	$305,611	$379,814	$431,198	$463,444

Interest sensitivity gap for
the individual period	$ (4,582)	$ 8,711	$(37,920)	$ 834	$ 65,598	$ 40,289
Ratio of rate sensitive assets
to rate sensitive liabilities
for the individual period	97.5%	129.6%	58.0%	101.1%	227.7%	224.9%

Cumulative interest
sensitivity gap	$ (4,582)	$ 4,129	$(33,791)	$(32,957)	$ 32,641	$ 72,930
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	97.5%	101.9%	88.9%	91.3%	107.6%	115.7%

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

Basic Surplus

PSB measures basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  Internal company policy is to maintain a basic surplus including FHLB capacity of at least 5.0%.  PSB’s basic surplus, including available open line of credit FHLB advances not yet utilized at September 30, 2008, December 31, 2007, and June 30, 2007, was 5.4%, 7.4%, and 5.4% respectively.  The decline in the basis surplus ratio occurring during the nine months ended September 30, 2008 was due to an increase in FHLB advances outstanding, which reduced FHLB funds available for liquidity surplus.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	September 08	December 07	September 07

Cumulative 1 year gap ratio
Base	89%	92%	98%
Up 200	88%	88%	93%
Down 200	92%*	100%	103%

Change in Net Interest Income - Year 1
Up 200 during the year	1.3%	-0.8%	-0.2%
Down 200 during the year	-0.6%*	-0.8%	-1.4%

Change in Net Interest Income - Year 2
No rate change (base case)	4.8%	0.4%	0.3%
Following up 200 in year 1	5.1%	-2.2%	-0.3%
Following down 200 in year 1	3.4%*	-3.8%	-0.3%

* Simulation ratios for these periods represent a 100 basis point decline in interest rates rather than a 200 basis point decline due to currently low relative short-term rate levels.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At September 30, 2008, December 31, 2007, and September 30, 2007, PSB’s core funding utilization ratio was projected to be 85%, 69%, and 57%, respectively, after a rate increase of 200 basis points.

The increase in the utilization ratio at September 30, 2008, is a result of a leveraged security purchase transaction completed in November 2007 that added $15 million in 30 year fixed rate conforming mortgage pools funded by $13.5 million in structured repurchase agreements.  In the up 200 basis point scenario, the mortgage pools are projected to extend principal payments, while the repurchase agreements are projected to be put to PSB by the counterparty for repayment.  In the base case simulation, the repurchase agreements are considered to mature in excess of 60 months based on their stated maturities.  Changes in projected maturities of the securities and the related repurchase agreements increases the core funding utilization ratio from 67% in the base case interest rate scenario to 85% in the up 200 basis point scenario.

CAPITAL RESOURCES

Stockholders’ equity increased $1,665 to $38,280 during the nine months ended September 30, 2008.  The increase was driven by undistributed net income (net of dividends declared) of $1,714.  All other adjustments reduced equity by $49.  Net book value per share increased from $23.70 per share at December 31, 2007, to $24.78 per share at September 30, 2008, an increase of 4.6%.

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

No shares were repurchased by PSB during the nine months ended September 30, 2008.  During the nine months ended September 30, 2007, 59,000 shares were repurchased at an average price of $28.81.  PSB share repurchases on the open market during 2008 were discontinued in part to preserve capital for ongoing commercial loan growth.  Industry wide, the cost of capital has increased significantly during the past year and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and PSB expects to refrain from significant treasury stock repurchases during the remainder of 2008.

During the nine months ended September 30, 2007, 13,755 treasury shares were re-issued to fund an exercise of employee stock options, exercised at an average price of $16.14 per share.  These option exercises had a total intrinsic value of $168 upon exercise.  Refer to Note 2 to the Consolidated Financial Statements for additional details on the PSB stock compensation plan.

During the June 2008 quarter, PSB returned 135,748 treasury shares to unissued common shares, causing common stock equity and additional paid in capital to decline $3,677, offset by a decline in treasury stock cost balance of $3,677.  There was no impact to net book value or total stockholders’ equity as a result of this stock retirement.

The adequacy of PSB’s capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of September 30, 2008, and December 31, 2007, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent PSB from obtaining future wholesale brokered time deposits which are an important source of funding.  Average book tangible stockholders’ equity to average assets was 6.91% during the September 2008 quarter, 6.92% during the December 2007 quarter, and 6.91% during the September 2007 quarter.

Both book and regulatory capital levels have declined during 2008 from significant organic growth in commercial lending while the residential real estate loan portfolio declined.  This change in PSB’s asset mix has placed downward pressure on the regulatory risk-weighted total capital ratio.  PSB is required to maintain a minimum of 10% risk-weighted total capital under current banking regulation to be considered well-capitalized.  PSB’s total risk-weighted capital ratio was 10.60% at September 30, 2008, 11.36% at December 31, 2007, and 11.23% at September 30, 2007.  Due to expectations for continued commercial loan growth, PSB has been investigating options to raise regulatory capital.

After reviewing potential sources and cost of additional capital, PSB intends to apply to participate in the U.S. Treasury’s TARP Capital Purchase Program (the “Program”) by the November 14, 2008, application deadline.  Although well capitalized, PSB believes that the Program would add additional capital on favorable terms and enable the Company additional flexibility in addressing the challenges and opportunities in current markets.  If allowed to participate in the Program, PSB would be eligible to issue and sell to the U.S. Treasury shares of its preferred stock (to be authorized by an amendment to PSB’s Amended and Restated Articles of Incorporation, subject to approval by PSB’s shareholders) for cash consideration ranging from approximately $5 million to $14 million (the “Senior Preferred Stock”).  PSB will request to sell the U.S. Treasury up to $14 million of its Senior Preferred Stock, which will pay cumulative dividends at a rate of 5% per year for the first five years and

9% thereafter.  As a Program participant, PSB would also be required to grant to the U.S. Treasury warrants (options) to purchase PSB Common Stock for cash consideration equal to 15% of the amount of Senior Preferred Stock sold.  The number of warrants outstanding would be determined based on PSB Common Stock market prices per share during the 20 days leading up to the Senior Preferred Stock sale date.

According to the term sheet issued by the U.S. Treasury, if PSB is allowed to participate in the Program, the Senior Preferred Stock may not be redeemed by PSB for a period of three years from the date of the purchase by the U.S. Treasury, except with the proceeds from an equity offering of either more perpetual preferred stock or common stock.

As long as any Senior Preferred Stock is outstanding, PSB may pay dividends on its Common Stock and redeem or repurchase its Common Stock, provided that all dividends for all past dividend periods on the Senior Preferred Stock are fully paid.  PSB would need to obtain the U.S. Treasury’s consent for any increase in dividends paid on its Common Stock, or for the repurchase of its Common Stock, until the third anniversary of the date on which the U.S. Treasury purchases the Senior Preferred Stock.  For more information, the U.S. Treasury’s term sheet describing the Program is available on the U.S. Treasury’s website at http://ustreas.gov.

Table 12:  Capital Ratios – Consolidated Holding Company

	September 30,		December 31,
(dollars in thousands)	2008	2007	2007

Stockholders’ equity	$ 38,280	$ 35,372	$ 36,615
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(97)	(89)	(89)
Unrealized (gain) loss on securities available for sale	(366)	14	(423)

Tier 1 regulatory capital	45,317	42,797	43,603
Qualifying unrealized gain on equity securities available for sale	15	–	–
Add: allowance for loan losses	5,296	4,829	4,850

Total regulatory capital	$ 50,628	$ 47,626	$ 48,453

Total assets	$ 557,786	$ 513,184	$ 534,185
Disallowed mortgage servicing right assets	(97)	(89)	(89)
Unrealized (gain) loss on securities available for sale	(366)	14	(423)

Tangible assets	$ 557,323	$ 513,109	$ 533,673

Risk-weighted assets (as defined by current regulations)	$ 477,650	$ 424,229	$ 426,663

Tier 1 capital to average tangible assets (leverage ratio)	8.23%	8.39%	8.39%
Tier 1 capital to risk-weighted assets	9.49%	10.09%	10.22%
Total capital to risk-weighted assets	10.60%	11.23%	11.36%

RESULTS OF OPERATIONS

September 2008 quarterly earnings were $.14 per share on net income of $221, a decline from $.66 per share on net income of $1,021 in the September 2007 quarter, and a decrease from $.66 per share on net income of $1,019 in the June 2008 quarter.  Year to date earnings for the nine months ended September 30, 2008, were $1.45 per share on net income of $2,242 compared to $1.79 per share on net income of $2,828 during 2007.

As discussed in the Executive Overview section of Item 2 of this Form 10-Q, the decline in September 2008 quarterly and year to date net income was due to a write down of PSB’s investment in FNMA preferred stock of approximately $1 million.  The federal government’s placement of FNMA into conservatorship on September 7, 2008, permanently impaired the value of PSB’s FNMA investment by placement of the government’s new equity interest as superior to FNMA’s existing preferred stock.  During September, PSB reduced its holding cost of the investment to $50 through a write-down of $991, which reduced net income by $600 after tax benefits.  September 2008 quarterly net income prior to the special FNMA charge would have been $821, or $.53 per share, and year to date income would have been $2,842, or $1.84 per share, an increase in diluted earnings per share of 2.8% over the same period during 2007.

Return on average assets was .16% and .79% during the quarters ended September 30, 2008 and 2007, respectively.  Return on average stockholders’ equity was 2.32% and 11.70% during the quarters ended September 30, 2008 and 2007, respectively.  Year to date for the nine months ended September 30, return on assets was .56% in 2008 compared to .75% in 2007.  Year to date return on equity was 7.87% in 2008 compared to 10.83% in 2007.  Year to date return on equity and return on assets during 2008 would have been 9.98% and .70%, respectively, before the FNMA charge.

The following Table 13 presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
Earnings and dividends:	2008	2008	2008	2007	2007

Net interest income	$ 3,488	$ 3,568	$ 3,563	$ 3,648	$ 3,497
Provision for loan losses	$ 285	$ 135	$ 135	$ 120	$ 120
Other noninterest income	$ 21	$ 1,072	$ 1,024	$ 935	$ 927
Other noninterest expense	$ 3,195	$ 3,141	$ 3,118	$ 2,971	$ 2,875
Net income	$ 221	$ 1,019	$ 1,002	$ 1,312	$ 1,021

Basic earnings per share(3)	$ 0.14	$ 0.66	$ 0.65	$ 0.85	$ 0.66
Diluted earnings per share(3)	$ 0.14	$ 0.66	$ 0.65	$ 0.85	$ 0.66
Dividends declared per share(3)	$ –	$ 0.34	$ –	$ 0.33	$ –
Net book value per share	$ 24.78	$ 24.14	$ 25.02	$ 23.70	$ 22.90

Semi-annual dividend payout ratio	n/a	26.13%	n/a	21.86%	n/a
Average common shares outstanding	1,548,898	1,548,898	1,548,855	1,544,855	1,553,952

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 405,578	$ 396,635	$ 383,456	$ 384,069	$ 382,474
Assets	$ 551,077	$ 539,020	$ 525,605	$ 520,098	$ 509,947
Deposits	$ 413,848	$ 397,092	$ 392,616	$ 395,148	$ 395,508
Stockholders’ equity	$ 37,884	$ 38,729	$ 37,627	$ 36,044	$ 34,636

Performance ratios:

Return on average assets(1)	0.16%	0.76%	0.77%	1.00%	0.79%
Return on average stockholders’ equity(1)	2.32%	10.58%	10.71%	14.44%	11.70%
Average tangible stockholders’ equity to
average assets(4)	6.91%	6.99%	7.00%	6.92%	6.91%
Net loan charge-offs to average loans(1)	0.04%	0.05%	0.03%	0.10%	0.02%
Nonperforming loans to gross loans	2.58%	1.24%	1.23%	0.97%	1.13%
Allowance for loan losses to gross loans	1.25%	1.24%	1.27%	1.24%	1.25%
Net interest rate margin(1)(2)	2.84%	2.99%	3.05%	3.11%	3.05%
Net interest rate spread(1)(2)	2.45%	2.57%	2.61%	2.60%	2.53%
Service fee revenue as a percent of
average demand deposits(1)	3.13%	3.25%	3.11%	2.89%	2.75%
Noninterest income as a percent
of gross revenue	0.29%	12.57%	11.73%	10.35%	10.37%
Efficiency ratio(2)	85.70%	64.71%	65.15%	62.21%	62.27%
Noninterest expenses to average assets(1)	2.31%	2.34%	2.39%	2.27%	2.24%

Stock price information:

High	$ 25.75	$ 26.65	$ 26.65	$ 27.25	$ 29.00
Low	$ 22.50	$ 24.00	$ 22.00	$ 25.05	$ 27.10
Last trade value at quarter-end	$ 22.50	$ 24.85	$ 25.25	$ 26.00	$ 27.10

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  September 2008 quarter tax adjusted net interest income declined $75, or 2.0% to $3,707 from the recent quarter ended June 30, 2008, and increased $17, or 0.5% from the prior year quarter ended September 30, 2007.  Quarterly product balances, yields, and costs are presented in the following tables.  Despite an annualized increase in average earning assets of 7.6% during the nine months ended September 30, 2008, net interest income has been flat due to falling net interest spreads on new loan growth funded with brokered certificates of deposit and a significant increase in nonaccrual loans.

Tax adjusted net interest margin was 2.84% during the September 2008 quarter, compared to 2.99% in the June 2008 quarter and 3.05% during the September 2007 quarter.  During the September 2008 quarter, asset yields declined .29% while cost of interest-bearing liabilities declined .17%, causing net interest spread to fall to 2.45%.

Since the beginning of 2008, the aggregate 2.25% reduction by the Federal Reserve to bring down their targeted federal funds to 2.00% at September 30, 2008, has lowered PSB’s yield on adjustable rate loans.  Approximately 1/3 of PSB’s loan portfolio is adjustable rate with rates tied to both the prime rate and to the 30-day LIBOR rate.  However, due to local competition and increased wholesale funding spreads/costs, deposit and funding rates could not be lowered to compensate for the loss of adjustable loan income which resulted in declining net interest margin during each quarter of 2008.  The Federal Reserve during October 2008 again lowered their targeted federal funds rate another 1.00% to combat a slowing economy.  While PSB had previously placed floors on many adjustable rate commercial loans, these reductions are expected to further restrain improvements in net interest margin.  In all rate environments, pressure on current net interest margin is expected to continue as wholesale funding spreads remain elevated and PSB expects to utilize such funding for new loan growth.

Table 14A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended September 30, 2008			Quarter ended September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-earning assets:
Loans(1)(2)	$ 410,696	$ 6,146	5.95%	$ 387,242	$ 6,944	7.11%
Taxable securities	62,992	824	5.20%	49,860	642	5.11%
Tax-exempt securities(2)	36,297	529	5.80%	32,631	492	5.98%
FHLB stock	3,250	–	0.00%	3,017	21	2.76%
Other	5,181	30	2.30%	8,019	107	5.29%

Total(2)	518,416	7,529	5.78%	480,769	8,206	6.77%

Non-interest-earning assets:
Cash and due from banks	10,636			9,763
Premises and equipment, net	11,172			11,250
Cash surrender value insurance	9,597			6,831
Other assets	6,374			6,102
Allowance for loan losses	(5,118)			(4,768)

Total	$ 551,077			$ 509,947

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 89,345	$ 442	1.97%	$ 81,591	$ 633	3.08%
Money market deposits	71,248	390	2.18%	72,996	658	3.58%
Time deposits	200,904	2,018	4.00%	192,017	2,328	4.81%
FHLB borrowings	64,052	654	4.06%	56,261	656	4.63%
Other borrowings	23,013	205	3.54%	11,550	128	4.40%
Junior subordinated debentures	7,732	113	5.81%	7,732	113	5.80%

Total	456,294	3,822	3.33%	422,147	4,516	4.24%

Non-interest-bearing liabilities:
Demand deposits	52,351			48,904
Other liabilities	4,548			4,260
Stockholders’ equity	37,884			34,636

Total	$ 551,077			$ 509,947

Net interest income		$ 3,707			$ 3,690
Rate spread			2.45%			2.53%
Net yield on interest-earning assets			2.84%			3.05%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14B:  Net Interest Income Analysis (Nine Months)

(dollars in thousands)	Nine Months Ended Sept. 30, 2008			Nine months ended Sept. 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 400,263	$ 18,942	6.32%	$ 382,725	$ 20,426	7.14%
Taxable securities	64,347	2,527	5.25%	49,038	1,860	5.07%
Tax-exempt securities(2)	35,464	1,547	5.83%	31,931	1,442	6.04%
FHLB stock	3,159	–	0.00%	3,017	64	2.84%
Other	4,232	88	2.78%	5,859	232	5.29%

Total(2)	507,465	23,104	6.08%	472,570	24,024	6.80%

Non-interest-earning assets:
Cash and due from banks	10,070			10,115
Premises and equipment, net	11,123			11,358
Cash surrender value insurance	9,184			6,658
Other assets	5,830			5,567
Allowance for loan losses	(5,003)			(4,656)

Total	$ 538,669			$ 501,612

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 88,787	$ 1,445	2.17%	$ 81,995	$ 1,869	3.05%
Money market deposits	71,470	1,269	2.37%	69,473	1,802	3.47%
Time deposits	191,357	6,203	4.33%	189,012	6,761	4.78%
FHLB borrowings	61,872	1,893	4.09%	54,876	1,845	4.50%
Other borrowings	25,357	701	3.69%	10,524	352	4.47%
Junior subordinated debentures	7,732	340	5.87%	7,732	340	5.88%

Total	446,575	11,851	3.54%	413,612	12,969	4.19%

Non-interest-bearing liabilities:
Demand deposits	49,617			49,058
Other liabilities	4,424			4,044
Stockholders’ equity	38,053			34,898

Total	$ 538,669			$ 501,612

Net interest income		$ 11,253			$ 11,055
Rate spread			2.54%			2.61%
Net yield on interest-earning assets			2.96%			3.13%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2008 compared to 2007
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 830	$ (2,314)	$ (1,484)
Taxable securities	602	65	667
Tax-exempt securities(2)	154	(49)	105
FHLB stock	–	(64)	(64)
Other interest income	(34)	(110)	(144)

Total	1,552	(2,472)	(920)

Interest paid on:
Savings and demand deposits	110	(534)	(424)
Money market deposits	35	(568)	(533)
Time deposits	76	(634)	(558)
FHLB borrowings	214	(166)	48
Other borrowings	410	(61)	349
Junior subordinated debentures	–	–	–

Total	845	(1,963)	(1,118)

Net interest earnings	$ 707	$ (509)	$ 198

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

Management determines the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is PSB’s policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  PSB’s provision for loan losses was $285 in the September 2008 quarter compared to $120 in the September 2007 quarter.  Annualized net charge-offs were .04% and .02% during the September 2008 and 2007 quarters, respectively.  Year to date provision for loan losses was $555 and $360 during the nine months ended September 30, 2008 and 2007, respectively.  Annualized net charge-offs during this nine month period were .04% and .00% during 2008 and 2007, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent credit quality history.  The current quarterly level of loan loss provision may increase in future quarters to support new loan growth or to reflect changes in credit quality as a result of general economic conditions.  PSB does not expect nonperforming loans to decrease below the level seen at September 30, 2008, during the remainder of 2008 from a continuing deterioration of general economic conditions.  Provision for loan losses during the remainder of 2008 is likely to continue near levels seen during the September 2008 quarter.

NONINTEREST INCOME

Total noninterest income for the quarter ended September 30, 2008, was $21 compared to $927 earned during the September 2007 quarter, a decrease of $906 or 97.7%.  During September 2008, PSB recorded a $991 charge to recognize permanent impairment in value of its investment in FNMA preferred stock.  If this loss was excluded, total noninterest income during the quarter ended September 30, 2008, would have been $1,012, an increase of $85, or 9.2% over the prior year’s quarter.

Service fees increased $73, from an increase in the per item overdraft fee and expansion of PSB’s Overdraft Defender product (which pays customer drafts of insufficient funds in exchange for the overdraft fee).  Overdraft Defender losses from write-off of overdrafted accounts are recorded as other noninterest expense and increased $7 during the September 2008 quarter compared to the prior year’s quarter.  Increased mortgage banking fees of $18 and increase in cash surrender value of life insurance of $30 offset a $36 decline in retail investment sale commissions during the quarter.  Retail investment sale commissions are down due to lower sales of variable annuity products compared to 2007.

During early 2008, PSB expanded its retail investment sales division to provide investment advisory services and access to trust services and rebranded the division as Peoples Wealth Management.  Certain PSB customers are better served from ongoing investment advisory services in exchange for a servicing fee rather than the sale of individual investment products in exchange for a one-time sales commission.  Over the typical customer relationship period, profit on both retail commission and advisory fee investment products are similar but are earned during different periods of the relationship.  Individual retail investment sales commissions are generally collected upon sale while investment advisory services are paid as services are rendered.  Due to receipt for services over time, investment advisory fees are believed to be a more stable source of noninterest income for PSB and well suited for an aging customer base approaching retirement or decisions regarding wealth transfer.  However, investment and annuity sales income has been negatively impacted from this change in the service model as investment and annuity sales income was $303 during the nine months ended September 30, 2008, compared to $471 during the same period during 2007.  PSB expects investment and annuity sales income to trail that seen during 2007 for the next several quarters.

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, PSB has provided a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB by the MPF program as of September 30, 2008.

Table 17:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of September 30, 2008 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 65,386	$ 499	$ 2,494	$ 292
MPF125 Program (closed loan program)	118,529	1,545	1,660	682

Total FHLB MPF serviced loans	$ 183,915	$ 2,044	$ 4,154	$ 974

FHLB MPF Program elements as a percentage of principal serviced:

	September 30, 2008		December 31, 2007
As of period ended:	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.76%	1.30%	0.66%	1.10%
FHLB funded first loss account	3.81%	1.40%	3.32%	1.26%
Multiple of FHLB funded loss account to
PSB credit enhancement	5.00	1.07	5.03	1.15
Mortgage servicing right, net	0.45%	0.58%	0.44%	0.59%

PSB ceased originating loans under the MPF 100 program during November 2003.  Since that time all originations have been through the FHLB MPF 125 closed loan program.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by PSB.  PSB recognizes credit enhancement income on a cash basis when received from the FHLB on a monthly basis.

During October 2008, PSB ceased to originate loans through the FHLB MPF 125 closed loan program as that product was no longer offered by the FHLB.  Going forward, PSB will originate mortgage loans under the FHLB’s new MPF “Xtra” product.  Under the Xtra program, loan principal is sold to the FHLB in exchange for a fee while PSB retains servicing rights to the loan.  PSB is paid an annualized fee of 25 basis points for servicing future payments on the loan.  PSB provides no credit enhancement on the loan to the FHLB and is paid no credit enhancement fees.  The FHLB has no recourse to PSB for their realized future principal losses under the Xtra program.  During 2008, quarterly credit enhancement fee income under the prior MPF 100 and MPF 125 programs has been approximately $39 per quarter.  As loan principal is repaid by customers on loans in these discontinued programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, potentially reducing PSB mortgage banking income in future periods.

NONINTEREST EXPENSE

Total noninterest expenses increased $320, or 11.1% during the September 2008 quarter to $3,195 compared to total noninterest expenses of $2,875 during September 2007.  Salaries and employee benefits increased $84, or 5.1% during the September 2008 quarter compared to the prior year due in part to an increase of $31 in health insurance expense and a $16 increase in non-qualified deferred compensation plan contributions.  Absent the increased costs for health insurance and deferred compensation plan funding, wages and benefits increased 2.2% during the September 2008 quarter compared to the September 2007 quarter.

Data processing costs increased during the September 2008 quarter by $59, or 31.6% compared to the prior year’s quarter.  The increased costs were due to an upgrade of PSB’s computer wide area network and related communication infrastructure costs and fees paid to the vendor used to process Peoples Rewards Checking account activity.  Other noninterest expenses increased $185 during the September 2008 quarter as FDIC deposit insurance premiums increased $62 due to industry wide FDIC assessment increases.  PSB will incur higher deposit insurance premiums throughout 2008 and 2009.  Legal and professional fees also increased $132 during the September 2008 quarter compared to the prior year due to several one-time factors including strategic planning, review of bank wide governance and compensation plans, a Wisconsin Department of Financial Institutions normally recurring regulatory exam, and costs related to foreclosure actions.

Year to date for the nine months ended September 30, 2008, total noninterest expenses increased $473 to $9,454 compared to $8,981 last year, an increase of 5.3%.  During this period, FDIC insurance premiums totaled $190 in 2008 compared to $35 in 2007.  Excluding FDIC insurance premiums, total noninterest expenses increased $318, or 3.5% during the nine months ended September 30, 2008 compared to 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

July 2008	–	$ –	–	–
August 2008	–	–	–	–
September 2008	–	–	–	–

Quarterly totals	–	$ –	–	–

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

November 14, 2008

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002