Form 10-K
period 2008-12-31
PSB HOLDINGS INC /WI/
filed 2009-03-16
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission file number:  0-26480

PSB HOLDINGS, INC.

www.psbholdingsinc.com

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

Yes  ☐

No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008, was approximately $35,000,000.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 20, 2009, 1,559,314 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 16, 2009 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

TABLE OF CONTENTS

PART I

ITEM

1.

Business

1

1A.

Risk Factors.

5

1B.

Unresolved Staff Comments.

5

2.

Properties

5

3.

Legal Proceedings

5

4.

Submission of Matters to a Vote of Security Holders

5

PART II

5.

Market for Registrant’s Common Equity and Related Stockholder Matters

and Issuer Purchases of Equity Securities

6

6.

Selected Financial Data

7

7.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

8

7A.

Quantitative and Qualitative Disclosures About Market Risk

43

8.

Financial Statements and Supplementary Data

44

9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

81

9A(T).

Controls and Procedures

81

9B.

Other Information

81

PART III

10.

Directors and Executive Officers of the Registrant

82

11.

Executive Compensation

83

12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

83

13.

Certain Relationships and Related Transactions

83

14.

Principal Accounting Fees and Services

83

PART IV

15.

Exhibits, Financial Statement Schedules

84

i

PART I

Item 1.

BUSINESS.

Forward-Looking Statements

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSB Holdings, Inc. and its consolidated subsidiaries (hereinafter referred to as “PSB,” or “we,” or “our,” or “us”) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.  Risks, uncertainties, and assumptions relating to forward-looking statements include changes in interest rates, deterioration of the credit quality of our loan portfolio, the adequacy of our allowance for loan losses, inadequate liquidity, disruptions in the financial markets, economic conditions in our market area, the loss of business or inability to operate profitably because of competition, failure to comply with or changes in government regulations, the inability to execute expansion plans, increased funding costs, changes in customers’ preferences for types and sources of financial services, loss of key personnel, the inability to implement required technologies, problems in the operation of our information technology systems, unforeseen problems in the operation of our business, failure to maintain and enforce adequate internal controls, the inability of our principal subsidiary to pay dividends, lack of marketability of our common or other equity stock, the effect of certain organizational anti-takeover provisions, unforeseen liabilities arising from current or prospective claims or litigation, changes in accounting principles and tax laws, and unexpected disruption in our business.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.  We assume no obligation, and do not intend, to update these forward-looking statements.  In the Annual Report on Form 10-K, references to “PSB” as well as use of terms like “we” and “our” are references to PSB Holdings, Inc. and its consolidated subsidiaries.

Business Operations and Products

PSB Holdings, Inc., a Wisconsin corporation formed in 1995, is a one-bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the authority of the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Our sole business is the ownership and management of Peoples State Bank, a Wisconsin state chartered bank headquartered in Wausau, Wisconsin.  Since 1962, Peoples State Bank has operated as a community bank and currently serves customers in the central and northern Wisconsin counties of Marathon, Oneida, and Vilas through a branch network of 8 retail full-service locations.

Our branch offices are located in the communities of Wausau, Rib Mountain, Weston, Marathon, Rhinelander, Minocqua, and Eagle River, Wisconsin.  We are engaged in general commercial and retail banking and serve individuals, businesses, and governmental units.  We  offer most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. Commercial customers may use available cash management and lockbox services in addition to merchant banking products.  In addition, we provide a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit and debit cards, and other personal loans, as well as long-term fixed rate mortgage loans.  We offer both commercial and personal customers automated teller machines and online computer banking to expand its services to customers on a 24-hour basis.  Commercial customers may also make electronic deposits via our on-site deposit product.  New services are frequently added to our commercial and retail banking departments.  We offer brokerage services at our Wausau locations, including the sale of annuities, mutual funds, and other investments to our customers and the general public.  As of January 31, 2009, we operated with 128 full-time equivalent (“FTE”) employees, including 14 FTE employed on a part time basis.  None of these employees are covered by a collective bargaining agreement.

All of our products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations.  Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations.

As a community bank, the majority of our operating revenues come from interest earned on local loans receivable and our investment securities portfolio.  We do not have a dependence on any major customers and collect revenue or obtain funding from approximately 14,000 households and businesses located primarily in north central Wisconsin.  The table below shows a breakdown of principal sources of operating revenue.

(dollars in thousands)	Interest on loans		Interest on securities
Years ended December 31,	Amount	% of revenue	Amount	% of revenue

2008	$25,107	75.8%	$4,691	14.2%
2007	$27,283	77.4%	$3,941	11.2%
2006	$25,546	77.9%	$3,564	10.9%

We operate as a local community bank, but offer virtually the same products as larger regional banks.  We maintain a traditional retail and commercial banking business model and do not actively employ or sell stand-alone derivative instruments to hedge cash flow and fair value risks.  Our primary sources of income are net interest income earned on residential and commercial loans made to local customers after payment of interest to depositors.  We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income.  Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income.  We sell retail investment products on a commission basis primarily to individuals.  Interest income on loans, mortgage banking income, service charges on deposit accounts, and investment sales commissions make up approximately 85% of our gross revenue, a percentage that has stayed relatively consistent during recent years.

We serve customers with an emphasis on customer service, flexibility, and local decision making.  Customers and prospects are identified and served on a face to face basis through relationships directly with bank staff.  Virtually all of our customers live or work within the bank’s primary market area in north central Wisconsin.  Our employees are substantial participants in community activities for the betterment of our market area.

We recognize many opportunities for continued growth in products, customers, assets, and profits.  Our relative size (compared to other area community banks, thrifts, and credit unions) allows us to offer a wide array of financial service products.  Although we are larger than a typical community bank, traditional community bank customer service and flexibility differentiate us from larger financial service providers.  Therefore, we can offer better service to customers disenfranchised by poor service received from larger banks and perception of financial weakness among larger banks while allowing customers to continue their practice of one-stop shopping and service support.  We can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale and access to wholesale funding sources and capital at comparatively lower cost.

We have traditionally pursued a market expansion plan that included de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects.  Full-service bank branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin during 2001 through 2005.  During those periods, we believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers.  We have not opened any de-novo branches since 2005, as organic asset growth has come from existing branch locations.  However, we intend to pursue opportunities to acquire additional bank subsidiaries or banking offices both in and out of our current market area so that, at any time, we may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks.

Bank Market Area and Competition

There is a mix of retail, health care, manufacturing, agricultural, and service businesses in the areas we serve.  We have substantial competition in our market areas.  Much of this competition comes from companies that are larger and have greater resources than us.  We compete for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies, and other financial and non financial companies.  Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services we offer.  New bank and nonbank competitors continue to enter our markets on a regular basis.

Based on publicly available deposit market share information as of June 30, 2008, the following is a list of the three largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors.  During the twelve months ended June 30, 2008, we lost market share in our primary market of Marathon County, Wisconsin as the leading market share banks gained share at the expense of us and other smaller institutions.  However, we gained market share in both Oneida and Vilas Counties.

	June 30, 2008		June 30, 2007
	Deposit $’s	Market	Deposit $’s	Market
	($000s)	Share	($000s)	Share
Marathon County, Wisconsin

M&I Bank	$ 551,651	21.9%	$ 510,231	21.3%
Peoples State Bank	341,330	13.6%	329,613	13.8%
Associated Bank	252,403	10.0%	224,261	9.4%
All other FDIC insured institutions	1,371,201	54.5%	1,332,446	55.5%

Oneida County, Wisconsin

M&I Bank	$ 230,738	32.2%	$ 220,322	30.3%
Associated Bank	126,101	17.6%	135,588	18.7%
Citizens Bank	87,663	12.2%	98,081	13.5%
Peoples State Bank	48,780	6.8%	44,919	6.2%
All other FDIC insured institutions	223,100	31.2%	227,267	31.3%

Vilas County, Wisconsin

M&I Bank	$ 120,474	28.7%	$ 118,938	29.6%
First National Bank of Eagle River	107,607	25.6%	104,038	25.9%
Headwaters State Bank	51,930	12.4%	49,557	12.3%
Peoples State Bank	13,724	3.3%	12,564	3.1%
All other FDIC insured institutions	126,528	30.0%	117,308	29.1%

Current banking law provides us with a competitive environment and competition for our products and services is likely to continue.  For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a broad scale.  In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities.  Banking regulators generally permit the formation of new banks if those banks are able to raise the necessary capital, and some large financial institutions such as investment banks have gained or applied for banking charters during the past year.  We believe that the combined effects of more interstate banking and expansion via branching of existing competitors and large investment banks are likely to increase the overall level of competition and attract competitors who will compete for our customers.

In addition to competition, our business is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve (see “Regulation and Supervision – Monetary Policy”) and quasi- or potential nationalization of banks via injections of capital from the U.S. Treasury Department.  This competition may cause us to seek out opportunities to provide additional financial services to replace or supplement traditional net interest income.

Executive Officers

Peter W. Knitt, 50 – President and Chief Executive Officer of PSB and Peoples State Bank since July 2006; previously Senior Vice President of Peoples State Bank.

Scott M. Cattanach, 40 – Treasurer of PSB and Secretary of PSB since January 2007; Senior Vice President and Chief Financial Officer of Peoples State Bank.

Regulation and Supervision

Regulation

We are subject to regulation under both federal and state law.  PSB Holdings, Inc. is a registered bank holding company and is subject to regulation and examination by the Federal Reserve pursuant to the Federal Bank Holding Company Act of 1956.  Peoples State Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Federal Reserve expects a bank holding company to be a source of strength for its subsidiary banks.  As such, we may be required to take certain actions or commit certain resources to Peoples State Bank when we might otherwise choose not to do so.  Under federal and state banking laws, we are subject to regulations which govern our capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates, and other aspects of our operations.  Bank regulators with jurisdiction over us generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies.  In particular, bank regulators have broad authority to take corrective action if we fail to maintain required minimum capital.  Information concerning our compliance with applicable capital requirements is set forth in Item 8 in Note 17 of our Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that have often had a direct or indirect effect on our operations and the competitive environment.  Such laws and regulations are often, if not continuously, subject to review and possible revision.  The Gramm-Leach-Bliley Act of 1999 eliminated many of the barriers to affiliation among banks, insurance companies, and other securities or financial services companies.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.  Recent “Check 21” legislation involves the replacement of paper check records with digital copies in order to speed processing.

During 2008, the banking industry experienced dramatic governmental intervention in an effort to support the capital needs of banks, to spur growth in bank lending, and to increase consumer and business confidence in the banking industry as a whole through passage of the Troubled Asset Relief Program (“TARP”).  TARP provided various support to the industry, some available to all banks, and some available to specific large institutions deemed to require exceptional assistance.  Through programs generally available to all banks, TARP increased the insurance limit on certain deposit accounts and provided an FDIC guarantee for certain debt issued by banks and bank holding companies through the Temporary Liquidity Guarantee Program (“TLGP”), and invested government funds into banks in the form of preferred stock through the Capital Purchase Program (“CPP”), among other actions.  Also during 2008, the U.S. Treasury Department placed the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) into conservatorship to prevent the potential bankruptcy of both companies.  There was a fear that a potential collapse of FNMA and FHLMC would exacerbate a decline in credit available for origination of residential home mortgages and to precipitate a systematic failure of banks and the banking system.  Placement of FNMA and FHLMC into conservatorship placed Treasury capital investment above existing private common stock and preferred stock investors, effectively wiping out the value of such investments, creating banking industry losses from the write-down of substantial existing investments in FNMA and FHLMC.

Depending on the scope and timing of future regulatory changes, it is likely these changes will affect the competitive environment in which we operate or increase our costs of regulatory compliance and, accordingly, may have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Monetary Policy

Our earnings and growth are affected by the monetary and fiscal policies of the federal government and governmental agencies.  The Federal Reserve has a direct and indirect influence on our cost of funds used for lending and its actions have a substantial effect on interest rates, the general availability of credit, and the economy as a whole.  These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits.  Federal Reserve policies, in particular, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.  We are not able to anticipate the future impact of such policies and practices on our growth or profitability.

Item 1A.

RISK FACTORS.

Not applicable.

Item 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.

PROPERTIES.

Our administrative offices are housed in the same building as Peoples State Bank’s primary customer service location at 1905 West Stewart Avenue in Wausau, Wisconsin.  Our other Wisconsin branch locations, in the order they were opened for business, include Rib Mountain, Marathon, Wausau (Eastside), Eagle River (in the Trig’s grocery store), Rhinelander, Minocqua, and Weston.  The branch in the Trig’s grocery store occupies leased space within the supermarket designed for community banking operations.  We own the other seven locations without encumbrance, and these locations are occupied solely by us and are suitable for current operations.

Item 3.

LEGAL PROCEEDINGS.

We are subject to claims and litigation in the ordinary course of business, but we do not believe that any of these claims or litigation will have a material adverse effect on our consolidated financial position.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 2008, we held a special meeting of our shareholders for the purpose of voting on a proposal to approve our Second Amended and Restated Articles of Incorporation, which authorized 30,000 shares of preferred stock, thereby allowing us to participate in the U.S. Department of the Treasury’s Capital Purchase Program.

A tabulation of the votes on this proposal follows:

		Abstentions and
Votes For	Votes Against	Broker Non-votes

1,191,140	103,221	2,909

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

There is no active established public trading market in our common stock.  Bid and ask prices are quoted on the OTC Bulletin Board under the symbol “PSBQ.OB.”  Transactions in our common stock are limited and sporadic.

Through 2007, we maintained an informal annual share repurchase program of up to 1% of outstanding shares per year, in addition to periodic tender offers for stock or other announced buyback programs when deemed advantageous.  During 2007, we purchased 59,000 shares of PSB stock at an average price of $28.81 per share.  During 2006, we purchased 117,000 shares of PSB stock at an average price of $33.36 per share.  During 2008, traditional bank capital markets were severely disrupted due to an ongoing recessionary economy and decline in confidence in the nation’s banking system, which dramatically increased our cost and limited the availability of equity capital.  To preserve existing capital, we did not repurchase any shares of our common stock during 2008.

Holders

As of December 31, 2008, there were approximately 866 holders of record of our common stock.  Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors.  We have paid regular dividends since our inception in 1995.  The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary.  Payment of dividends by Peoples State Bank is subject to various limitations under banking laws and regulations.  To fund the repurchase of 100,000 (5.9%) of our common equity shares during the 2006 tender offer, the subsidiary bank made a dividend distribution to us in excess of current year net income.  Because of the large 2006 dividend, under state banking regulations, the subsidiary bank was not permitted to pay dividends in excess of year-to-date net income to us during 2007 and 2008 without regulatory approval.  To maintain a risk adjusted total capital ratio above 10%, the maximum amount of dividends that could have been paid at December 31, 2008, was approximately $3.0 million.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2008 Prices			2007 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$25.40	$21.05	$ –	$30.25	$28.00	$ –
2nd	$25.35	$22.35	$0.34	$28.50	$26.70	$0.33
3rd	$25.00	$20.75	$ –	$29.00	$27.00	$ –
4th	$20.75	$14.30	$0.34	$27.20	$25.05	$0.33

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board.  The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.

SELECTED FINANCIAL DATA.

Table 1:  Earnings Summary and Selected Financial Data

Consolidated summary of earnings:
Years ended December 31,	2008	2007	2006	2005	2004
(dollars in thousands, except per share data)

Total interest income	$ 29,907	$ 31,557	$ 29,513	$ 25,764	$ 22,202
Total interest expense	15,500	17,422	15,741	11,655	8,113

Net interest income	14,407	14,135	13,772	14,109	14,089
Provision for loan losses	885	480	495	160	855

Net interest income after loan loss provision	13,522	13,655	13,277	13,949	13,234
Total noninterest income	3,207	3,704	3,276	3,468	3,123
Total noninterest expense	12,589	11,952	11,702	11,040	10,975

Net income before income taxes	4,140	5,407	4,851	6,377	5,382
Provision for income taxes	839	1,267	1,424	2,037	1,856

Net income	$ 3,301	$ 4,140	$ 3,427	$ 4,340	$ 3,526

Consolidated summary balance sheets:
As of December 31,	2008	2007	2006	2005	2004
(dollars in thousands, except per share data)

Cash and cash equivalents	$ 13,172	$ 21,127	$ 25,542	$ 26,604	$ 23,324
Securities	102,930	97,214	80,009	81,501	68,894
Total loans receivable, net of allowance	424,635	387,130	369,749	372,411	343,923
Premises and equipment, net	10,929	11,082	11,469	12,632	12,432
Cash surrender value of life insurance	9,969	8,728	5,900	4,805	–
Other assets	8,851	8,904	9,171	8,205	6,401

Total assets	$570,486	$534,185	$501,840	$506,158	$454,974

Total deposits	$427,801	$402,006	$391,415	$400,536	$358,225
FHLB advances	65,000	57,000	60,000	54,000	52,000
Other borrowings	25,631	26,407	3,995	4,497	8,565
Junior subordinated debentures	7,732	7,732	7,732	7,732	–
Other liabilities	4,423	4,425	4,251	3,908	2,568
Stockholders’ equity	39,899	36,615	34,447	35,485	33,616

Total liabilities and stockholders’ equity	$570,486	$534,185	$501,840	$506,158	$454,974

Performance ratios:	2008	2007	2006	2005	2004

Basic earnings per share	$ 2.14	$ 2.65	$ 2.08	$ 2.53	$ 2.04
Diluted earnings per share	$ 2.13	$ 2.64	$ 2.07	$ 2.52	$ 2.03
Common dividends declared per share	$ 0.68	$ 0.66	$ 0.64	$ 0.62	$ 0.60
Dividend payout ratio	31.93%	24.78%	29.79%	24.42%	29.33%
Net book value per share at year-end	$ 25.82	$ 23.70	$ 21.67	$ 20.81	$ 19.55
Average common shares outstanding	1,544,982	1,565,212	1,645,603	1,714,648	1,725,136

Return on average stockholders’ equity	8.63%	11.79%	9.84%	12.39%	10.66%
Return on average assets	0.61%	0.82%	0.68%	0.90%	0.82%
Net interest margin (tax adjusted)	2.98%	3.12%	3.05%	3.23%	3.60%
Net loan charge-offs to average loans	0.05%	0.03%	0.05%	0.04%	0.07%
Noninterest income to average assets	0.59%	0.73%	0.65%	0.72%	0.73%
Noninterest income to tax adjusted
net interest margin	21.03%	24.87%	22.74%	23.61%	21.29%

Efficiency ratio (tax adjusted)	68.20%	64.26%	66.18%	60.80%	61.70%
Salaries and benefits expense to average assets	1.26%	1.37%	1.41%	1.36%	1.44%
Other expenses to average assets	1.06%	0.99%	0.93%	0.91%	1.11%
FTE employees at year-end	126	130	139	145	133
Average equity to average assets	7.03%	6.94%	6.93%	7.23%	7.68%
Non-performing loans to gross loans at year-end	2.64%	0.97%	1.14%	0.74%	0.80%
Allowance for loan losses to loans at year-end	1.28%	1.24%	1.20%	1.11%	1.19%

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis reviews significant factors with respect to our financial condition and results of our operations for the three years ended December 31, 2008.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.  All figures are in thousands, except per share data and per employee data.

Management’s discussion and analysis, like other portions of this Annual Report on Form 10-K, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K.  This discussion and analysis should be considered in light of that cautionary statement.

Executive Overview

Our 2008 diluted earnings were $2.13 per share after a write down of FNMA preferred stock to recognize an other-than-temporary impairment.  Excluding this write down, our pro forma earnings of $2.52 per share were similar to our 2007 earnings per share.  These 2008 results were significantly above average compared to other banks that are similar in asset size nationally and in Wisconsin due to our continued low charge-off levels in line with historical averages and moderately increased provisions for loan losses while peers experienced significant provisions and charge-offs of problem credits.  Our 2008 return on average stockholders’ equity was 10.20% before the FNMA write down and 8.63% based on reported net income.

We do have a significant $5,525 problem loan on nonaccrual status whose repayment must come from sale of the real estate/land development collateral.  We have obtained a recent appraisal of the property and provided a specific allowance for loan loss of $200 on the credit.  We anticipate gaining ownership of the property through foreclosure during 2009.  We regularly evaluate the fair value of this problem loan collateral to record additional loan loss reserves as needed.  At December 31, 2008, our net remaining investment in this problem credit equaled 13.3% of total stockholders’ equity.  Separate from this large problem credit, nonperforming loans increased modestly during 2008 compared to 2007.

We continued sizeable commercial related loan growth during 2008, similar to that seen during 2007.  During the past two years, our commercial and commercial real estate loan portfolio (excluding constructions loans, which declined during 2008 and represent just 5.8% of our loan portfolio) has increased 24.3%.  This commercial loan growth combined with historically lower annual earnings and significant stock buy-backs during 2006 and 2007 has decreased the risk adjusted total capital ratio from 11.91% at December 31, 2006 to 10.63% at December 31, 2008.  As we considered options to raise capital, the traditional bank capital markets we had previously used to raise regulatory equity capital ceased to operate as a “credit crunch” among banks swept the United States, reaching a crisis point during September 2008.  In the absence of normal capital markets, PSB applied to the U.S. Treasury Department to issue the Treasury up to $14 million of preferred stock under the provisions of the TARP Capital Purchase Program.  We expect to receive notification of approval to issue preferred stock to the U.S. Treasury prior to March 31, 2009.

During the past several years, we made extensive use of various types of wholesale funding as local deposit funding was unable to meet our growth needs at acceptable cost levels due to significant local competition for deposits.  Wholesale funding, including subordinated debentures, totaled 28.6% of total assets at December 31, 2008.  While during the past several years we have utilized FHLB advances, structured repurchase agreements, federal funds purchased lines and brokered certificates of deposit, some of these sources are no longer available or carry significant additional cost.  Additional funding from FHLB advances requires us to purchase FHLB of Chicago capital stock, which is currently a nonperforming asset and carries risk for future write-down of cost due to other than temporary impairment.  Due to securities pledging needs against municipal deposits and existing repurchase agreements, there is a declining capacity for additional securities repurchase funding.  Because of liquidity constraints in the broader banking market, federal funds purchase lines carry greater risk of availability with two of our secondary lines either temporarily or permanently suspended during portions of 2008.  The primary ongoing source of wholesale funding is in the brokered certificate of deposit market in which we enjoy the lowest possible costs due to our currently favorable financial condition.  However, if we were to incur losses to reduce risk adjusted capital to less than 10%, or continue to experience an increase in problem loans, we may be viewed less favorably by brokered certificate providers and incur higher funding costs or be closed out the market.

To support our need for contingency liquidity and to provide another wholesale funding alternative, we have increased our Federal Reserve Discount Window line of credit from $10 million to $43 million and been accepted into the Federal Reserve’s Borrower in Custody (“BIC”) program.  Availability of this larger line supported by pledges of our own commercial real estate loans under the BIC program dramatically increases our available liquidity in the event other wholesale funding sources are not available.

Net income growth for common shareholders during 2009 faces several headwinds in this recessionary economy.  We expect customer loan delinquencies to increase with corresponding increased provisions for loan losses.  The FDIC will charge another significant increase in deposit insurance premiums during 2009 after a large increase for 2008.  We expect our 2009 deposit insurance premiums to be many multiples larger than the level seen during 2008 due to the industry wide assessment increase and special assessments to recapitalize the insurance fund.  Receipt of the TARP capital, while meeting our need for capital support for loan growth and improving our stability through this period of recession, may reduce diluted earnings per share if commercial loan growth does not continue at the pace seen during 2008.

Despite these additional expenses, we do expect net interest margin to be similar or slightly greater than levels seen during 2008.  The net interest income earned on a larger average earning asset base from continued loan growth will provide additional income to cover all or a portion of the cost of the new TARP capital.  In addition, sustained historically low long-term residential mortgage rates during early 2009 have spurred customer loan refinance activity which is expected to increase mortgage banking income during 2009 compared to the prior year.  Lastly, we expect to grow and operate with a similarly sized employee base, creating additional economies of scale, which will allow us to maintain a low level of operating expenses compared to peers.

Results of Operations

2008 compared to 2007

Earnings per share declined from $2.64 per diluted share during 2007 to $2.13 per share during 2008, which was comparable to earnings of $2.07 per share during 2006.  However, two significant non-recurring items impact the comparison of earnings between 2008 and 2007.  During 2008, earnings per share were reduced $.39 per share ($600) from recognition of other than temporary impairment to the historical cost basis of our investment in FNMA preferred stock.  During 2007, earnings increased $.13 per share ($200) from a favorable decision in Tax Court.  If these non-recurring items were excluded, diluted earnings per share would have been $2.52 in 2008 compared to $2.51 during 2007.  Although earning assets grew by 7.4% during 2008 compared to 2007, net interest income increased only slightly during 2008 due to a decline in net interest margin.  In addition, the provision for loan losses increased to $885 during 2008 compared to $480 during 2007.  The combination of lower net interest margin and increased loan loss provision costs caused 2008 income to remain similar to 2007 despite growth in earning assets.

Return on average assets and average equity was .61% and 8.63%, respectively, during the year ended December 31, 2008.  Return on average assets and average equity was .82% and 11.79%, respectively, during the year ended December 31, 2007.  Excluding the 2008 FNMA preferred stock write-down and the prior year Tax Court decision reduction to tax expense, return on average assets would have been .72% and .78% during 2008 and 2007, respectively, and return on average equity would have been 10.20% and 11.22% during 2008 and 2007, respectively.

2007 compared to 2006

Earnings per share increased substantially during 2007 to $2.64 per share (up 28%) on net income of $4,140 compared to $2.07 per share on net income of $3,427 during 2006.  The 2007 earnings increase included $.13 per share ($200) from a favorable decision in Tax Court regarding our ability to deduct interest expense allocated certain tax-exempt investments.  The 2007 earnings increase was also driven by greater net interest margin, elimination of the interest rate swap expense seen during 2006, and reduced salaries and employee benefits costs.  Due to our repurchase of common stock, total average common shares outstanding declined 5% during 2007, which increased earnings per share from leverage of existing capital for accretion of income on a per share basis to current shareholders.  Due to average asset growth of less than 1%, volume growth was not a significant driver to increased profits in 2007.

2006 compared to 2005

Net income declined $.45 per share (18%) to $2.07 during 2006 on net income of $3,427 compared to $2.52 on net income of $4,340 in 2005.  A decline in net interest margin without asset growth, higher provisions for estimated loan losses, and increased employee health insurance costs were the greatest factors behind lower net income, with these factors contributing $.30 of the decrease in 2006 earnings per share.  Besides the factors behind the $.30 reduction in earnings per share, several special items were recognized in 2006 net income including a loss on sale of securities to restructure the balance sheet, gain on sale of vacant land formerly held for future branching, and an executive officer severance benefit.  The net impact of these special items was to decrease earnings per share by $.09 during the year.  Lastly, during 2006, we determined an existing interest rate swap to convert a time deposit from fixed to floating rates did not qualify for hedge accounting.  Elimination of hedge accounting generated a non-cash charge against net income of $.05 per share.  The swap was prepaid during 2007.

Item 6 of this Annual Report on Form 10-K presents other various financial performance ratios and measures for the five years ending December 31, 2008.  A number of separate factors impacted our earnings during the past several years as outlined in the table below.  The following table presents our net income for the five years ending December 31, 2008, before tax-adjusted special and nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ending December 31,	2008	2007	2006	2005	2004

Net income before special items, net of tax	$ 3,901	$ 4,001	$ 3,595	$ 4,228	$ 3,993

Net gain (loss) on write-down and sale of securities	(600)	–	(303)	4	59
Reduction to tax expense from favorable Tax Court decision	–	200
Executive officer severance benefit	–	(61)	(101)
Gain on sale of vacant land held for branching	–	–	236
Sale of Pulse ATM stock				47
Recovery (write-off) of collection expenses				61	(77)
Loss on abandonment of home office					(199)
Branch closure charges					(100)
Wisconsin state income tax settlement					(150)

Net income	$ 3,301	$ 4,140	$ 3,427	$ 4,340	$ 3,526

Diluted earnings per share before special items	$ 2.52	$ 2.55	$ 2.17	$ 2.45	$ 2.29

Diluted earnings per share as reported	$ 2.13	$ 2.64	$ 2.07	$ 2.52	$ 2.03

Net Interest Income

Net interest income represents the difference between interest earned on loans, securities, and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them.  Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income.  Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies. Net interest income is our most significant item of revenue generated by operations.

We incur market risk primarily from interest-rate risk inherent in its lending and deposit taking activities.  Market risk is the risk of loss from adverse changes in market prices and rates.  We actively monitor and manage our interest-rate risk exposure.  The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified.  Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 20 of the Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on our asset-liability structure to control interest-rate risk.  In general, longer-term earning assets are funded by shorter-term funding sources allowing us to earn net interest income on both the credit risk taken on assets and the yield curve of market interest rates.  However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  We do not engage in trading activities to enhance earnings or for hedging purposes.

The following tables present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years ending December 31, 2008.

Table 3:  Average Balances and Interest Rates

		2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$405,428	$25,233	6.22%	$384,265	$27,387	7.13%	$380,555	$25,637	6.74%
Taxable securities	64,309	3,341	5.20%	52,149	2,665	5.11%	55,338	2,512	4.54%
Tax-exempt securities(2)	35,509	2,070	5.83%	32,223	1,933	6.00%	26,299	1,594	6.06%
FHLB stock	3,182	–	0.00%	3,017	50	1.66%	3,017	89	2.95%
Other	3,925	109	2.78%	5,314	283	5.33%	6,628	314	4.74%

Total(2)	512,353	30,753	6.00%	476,968	32,318	6.78%	471,837	30,146	6.39%

Non-interest-earning assets:
Cash and due from banks	10,344			9,987			11,356
Premises and equipment, net	11,105			11,312			12,069
Cash surrender value life ins.	9,368			7,020			5,271
Other assets	5,913			5,691			5,859
Allowance for loan losses	(5,088)			(4,706)			(4,302)

Total	$543,995			$506,272			$502,090

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 89,191	$ 1,856	2.08%	$ 82,333	$ 2,475	3.01%	$ 78,209	$ 2,173	2.78%
Money market deposits	71,382	1,576	2.21%	71,588	2,443	3.41%	66,394	2,029	3.06%
Time deposits	194,958	8,170	4.19%	187,807	8,987	4.79%	194,735	8,434	4.33%
FHLB borrowings	62,396	2,541	4.07%	55,337	2,490	4.50%	57,644	2,477	4.30%
Other borrowings	25,023	903	3.61%	12,911	573	4.44%	4,719	174	3.69%
Junior subordinated debentures	7,732	454	5.87%	7,732	454	5.87%	7,732	454	5.87%

Total	450,682	15,500	3.44%	417,708	17,422	4.17%	409,433	15,741	3.84%

Non-interest-bearing liabilities:
Demand deposits	50,633			49,162			54,236
Other liabilities	4,440			4,287			3,605
Stockholders’ equity	38,240			35,115			34,816

Total	$543,995			$506,272			$502,090

Net interest income		$15,253			$14,896			$14,405
Rate spread			2.56%			2.61%			2.55%
Net yield on interest-earning assets			2.98%			3.12%			3.05%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows:  2008 - $394, 2007 - $377, 2006 - $247.

Table 4:  Interest Income and Expense Volume and Rate Analysis

	2008 compared to 2007			2007 compared to 2006
	increase (decrease) due to(1)			increase (decrease) due to(1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$1,316	$(3,470)	$(2,154)	$ 265	$1,485	$1,750
Taxable securities	632	44	676	(163)	316	153
Tax-exempt securities(2)	192	(55)	137	355	(16)	339
FHLB stock	–	(50)	(50)	–	(39)	(39)
Other interest income	(39)	(135)	(174)	(70)	39	(31)

Total	2,101	(3,666)	(1,565)	387	1,785	2,172

Interest paid on:
Savings and demand deposits	143	(762)	(619)	124	178	302
Money market deposits	(5)	(862)	(867)	177	237	414
Time deposits	300	(1,117)	(817)	(332)	885	553
FHLB borrowings	287	(236)	51	(104)	117	13
Other borrowings	437	(107)	330	364	35	399
Junior subordinated debentures	–	–	–	–	–	–

Total	1,162	(3,084)	(1,922)	229	1,452	1,681

Net interest earnings	$ 939	$ (582)	$ 357	$ 158	$ 333	$ 491

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

2008 compared to 2007

Average earnings assets grew 7.4% ($35,385), but tax adjusted net interest income increased only 2.4% ($357) during 2008 compared to 2007.  Due to a decline in net interest margin from 3.12% in 2007 to 2.98% in 2008, the increase of $939 to net interest income from earning asset growth was offset $582 from the impact of a lower margin.  The yield on average loans fell 91 basis points from 7.13% to 6.22% from the impact falling interest rates during 2008, particularly short-term rates such as the prime rate.  During 2008, the prime rate fell from 7.25% to 3.25%, which lowered the loan yield on the adjustable rate loan portfolio.  During 2008, approximately 34% of the loan portfolio was adjustable rate loans.  Deposit rates also declined during 2008, by 81 basis points, from 4.07% to 3.26%.  Because loans make up a substantial majority of earning assets, and deposits make up a substantial majority interest bearing liabilities, a decline in loan yields greater than in deposit costs led to a decline in the net yield on interest-earning assets.  Loan yields in 2008 were also depressed by an increase in nonaccrual loans compared to 2007.  During 2008, average nonaccrual loans totaled $6,810 compared to $3,469 during 2007.  Based on the average loan yield during 2008, the increase in nonaccrual loans lowered net interest margin by 4 basis points during 2008 compared to 2007.

Net interest income during 2008 benefited from incremental investment income from a leveraged security purchase completed late in 2007.  In the transaction, we purchased approximately $15 million in mortgage backed securities funded by $13,500 of a mix of floating rate and fixed rate structured repurchase agreement funding.  The initial spread on the transaction was 1.39% at closing.  However, during 2008, an increase in credit spreads on mortgage related products combined with falling short-term rates worked together to increase the transaction spread to an average of 2.24% during 2008.  This transaction added approximately $270 in additional net interest income during 2008 compared to 2007.  We expect the transaction spread to remain similar until November 1, 2009, when the cost of a variable rate repurchase agreement resets to a fixed rate.  Details on the structure of the related purchase agreements can be found in Item 8, Note 9 of the Notes to Consolidated Financial Statements.

As short-term rates fell on adjustable rate loans, we sought to place interest rate floors on those loans to maintain an acceptable spread over funding costs.  Placement of loan floors and a continued decline in short-term deposit rates increased net interest margin in the December 2008 quarter to 3.02% compared to a low of 2.84% during the September 2008 quarter.  However, due to limited investment securities available for pledging against repurchase agreements, and limitations on FHLB advance growth without purchase of additional capital stock, brokered certificates are the most likely source of long-term wholesale funding during 2009 should local deposit growth lag asset growth.  From time to time, the relative cost of brokered certificates is greater than equivalent term FHLB advances or repurchase agreements although brokered certificate pricing available to PSB is currently less than local market certificates.  Because local certificates are considered to be a more stable source of funding during periods of wholesale market disruption as seen during 2008, PSB seeks to maintain a mix of wholesale and local certificates.  The mix of local deposit funding and the relative cost of wholesale certificates may adversely impact net interest income and net interest margin during 2009.

2007 compared to 2006

Average earning assets grew 1.1% to $476,968 during 2007 compared to growth of 3.9% to $471,837 during 2006.  Tax adjusted net interest income increased $491 or 3.4% in 2007 compared to a decline of $284 or 1.9% during 2006.  During 2007, approximately one-third of the increase in net interest income ($158) was from greater earning asset growth (volume) and approximately two-thirds of the increase ($333) was from an increase in the spread (rate) earned on average product balances.  During 2006, the decline in net interest income from lower net margin on product spreads of $659 was not offset by additional net interest income of $375 from the higher volume of earning assets during 2006.  Competition for both loans and deposits in our market area was strong with pricing pressure to hold down loan rates and to keep local deposit rates to levels near wholesale funding alternatives.

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

During 2007, the Federal Home Loan Bank of Chicago ceased quarterly dividends payments after a trend of lowering quarterly dividends payments that began during 2005 following regulatory restrictions intended to preserve member equity for anticipated operating losses.

Interest expense on other borrowings increased substantially during 2007 compared to prior years from an increase in wholesale repurchase agreement funding.  Changes in national market rates made structured repurchase agreement funding substantially less than FHLB advances or brokered certificate of deposit funding.  During 2007, we originated new repurchase agreements to refinance maturing FHLB advances ($7,000) and to enter into a leveraged security purchase ($13,500) for increased net interest income.

2006 compared to 2005

During 2006, net interest margin declined compared to 2005, as interest-bearing liabilities rates increased faster than asset yields throughout the year.  Rising short-term interest rates (that began with Federal Reserve discount rate increases during June 2004) increased deposit costs faster than corresponding longer-term interest rates.  Static gap analysis projections showed earning assets to reprice with similar timing to interest-bearing liabilities, but the increase in cost of deposits repricing during 2006 was greater than loans as the market’s interest yield curve was inverted for much of 2006.

FHLB stock dividends continued to decline during 2006 from levels seen in prior years as the FHLB sought to preserve capital to support recent growth and potential future operating losses.

The following table outlines the change in yields during the three years ended December 31, 2008.

Table 5:  Yield on Earning Assets

Year ended December 31,	2008		2007		2006
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	6.00%	-0.78%	6.78%	0.39%	6.39%	0.59%
Effective rate on all liabilities as
a percent of earning assets	3.02%	-0.64%	3.66%	0.32%	3.34%	0.77%

Net yield on earning assets	2.98%	-0.14%	3.12%	0.07%	3.05%	-0.18%

Provision for Loan Losses

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions, and loss exposure by loan category.  We determine the allowance for loan losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss.  Accordingly, the amount charged to expense is based on our evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  The provision for loan losses was $885 in 2008, $480 in 2007, and $495 in 2006.  Non-performing loans relative to total loans and total assets increased dramatically in 2008 compared to 2007 primarily from the addition to nonaccrual assets of a $5.5 million credit relationship.  However, a decline in general economic conditions also caused consistent increases in nonaccrual loans each quarter.  Commercial loan portfolio growth, the addition of the large problem loan, and downgrades in credit quality in the existing portfolio caused us to increase the provision for loan losses during 2008 compared to 2007.  In light of forecasts for an ongoing recessionary economy, anticipated loan growth, and uncertainty of changes in the fair value of the collateral associated with the $5.5 million problem credit relationship, we expect to increase the provision for loan losses during 2009 compared to 2008.  Nonaccrual loans had declined slightly during 2007 after increasing moderately during 2006.  See additional discussion under this Item 7 in the section titled “Allowance for Loan Losses.”

Noninterest income

The following table presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2008.

Table 6:  Summary of Earnings as a Percent of Net Interest Income

	2008	2007	2006	2005	2004

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	6.1%	3.4%	3.6%	1.1%	6.1%

Net interest income after loan loss provision	93.9%	96.6%	96.4%	98.9%	93.9%
Total noninterest income	22.3%	26.2%	23.8%	24.6%	22.2%
Total noninterest expenses	87.4%	84.6%	85.0%	78.2%	77.9%

Net income before income taxes	28.8%	38.2%	35.2%	45.3%	38.2%
Provision for income taxes	5.8%	9.0%	10.3%	14.4%	13.2%

Net income	23.0%	29.2%	24.9%	30.9%	25.0%

Table 7:  Noninterest Income

	2008		2007		2006
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	income	Amount	income	Amount	income

Service fees	$1,581	38.19%	$1,331	24.62%	$1,364	28.12%
Mortgage banking income	1,040	25.12%	871	16.11%	885	18.24%
Merchant and debit card fee income	512	12.37%	342	6.33%	220	4.54%
Retail investment sales commissions	404	9.76%	533	9.86%	466	9.61%
Increase in cash surrender value of life insurance	369	8.91%	270	4.99%	201	4.14%
Other operating income	233	5.63%	254	4.69%	295	6.07%
Insurance annuity sales commissions	51	1.23%	48	0.89%	28	0.58%
Net gain (loss) on sale of foreclosed property	22	0.53%	4	0.07%	(18)	-0.37%
Change in fair value of interest rate swap	–	0.00%	32	0.59%	(147)	-3.03%
Gain on sale of non-mortgage loans	–	0.00%	6	0.11%	64	1.32%
Gain (loss) on sale of premises and equipment	(14)	-0.34%	13	0.24%	390	8.04%
Net loss on write-down and sale of securities	(991)	-23.94%	–	0.00%	(472)	-9.73%

Total noninterest income	$3,207	77.46%	$3,704	68.50%	$3,276	67.53%

2008 compared to 2007

Total noninterest income was $3,207 during 2008 compared to $3,704 in 2007, a decline of $497, or 13.4%.  However, 2008 included a net loss of $991 on recognition of other than temporary impairment of our investment in FNMA preferred stock that reduced its cost basis to $50.  Excluding the FNMA charge, noninterest income would have been $4,198 in 2008 compared to 3,704 in 2007, an increase of $494, or 13.3%.  The increase in 2008 noninterest income was led by two factors.  First, service fees increased $250 in part from an increase in the per item fee during 2008 and an increase to the overdraft dollar limit of our Overdraft Defender product, which allows customers to overdraft their account for up to a 15-day period in exchange for payment of overdraft charges.  Second, mortgage banking income increased $169 (19.4%) as falling long-term secondary market mortgage rates prompted some customers to refinance existing loans.  Changes in the level of long-term fixed mortgage rates in the secondary market are a significant driver of the level of mortgage banking income with greater loan originations in periods of falling rates and lower originations when rates increase.  Reconciliation of the components of mortgage banking income may be found in Item 8, Note 5 of the Notes to Consolidated Financial Statements.

Other significant changes during 2008 compared to 2007 included a decline in investment sales commissions of $129 (24.2%) from lower variable annuity sales and conversion of some customers to fee based investment advisory services compared to one-time commission based sales.  Conversion to fee based investment advisory services better fits the needs of certain wealth management customers and is expected to provide more stable fee income in the long-term.  Merchant and debit card interchange fee income increased $170, or 49.7%, after increasing $122, or 55.5% during 2007.  The substantial increase is due to additional debit card interchange income from customers of our Reward Checking account.  The account requires greater customer debit card use to obtain the premium account interest rate and other rewards.  Lastly, we realized an additional $99 (36.7%) of increased cash surrender value from earnings on a larger base of bank owned life insurance assets.

2007 compared to 2006

Total noninterest income was $3,704 during the year ended 2007 compared to $3,276 during 2006, an increase of $428 or 13.1%.  Merchant and debit card fee income showed the greatest relative increase, up $122, or 55.5% in 2007.  Our Reward Checking account, introduced in June 2007, requires greater customer debit card use to obtain the premium account interest rate and other rewards.  Growth in this deposit account category during 2007 led to the substantially increased debit card income.  However, 2006 results included several special items impacting non-interest income as outlined in the following paragraphs.  If the impact to noninterest income from the three 2006 special items were excluded from both 2007 and 2006, noninterest income would have been $3,687 in 2007 and $3,595 in 2006, an increase of $92 or 2.6%.

2006 compared to 2005

We entered into a $10 million interest rate swap (receive fixed, pay variable payments) during 2005 to hedge the interest rate risk inherent in a fixed rate certificate of deposit that was later determined to not qualify for hedge accounting.  Eliminating the application of fair value hedge accounting in 2006 caused us to mark the swap liability to fair value and generated a charge against noninterest income totaling $147.  Following a decline in interest rates (which lowered the swap liability), this swap was prepaid in the March 2007 quarter with a final payment of $115 (swap final maturity was in October 2008).  Changes in the fair value of the swap liability and the monthly settlement payments were recorded as reductions to noninterest income.  Disclosures about the impact of the interest rate swap can be found in Item 8, Note 14 of the Notes to Consolidated Financial Statements.

We purchased vacant land in the Portage County in 2004 for a possible de novo branch location.  During 2006, we decided to forego entering the market as a de novo branch and sold the land for a gain on sale of $389, which was included in the gain on sale of premises and equipment.

In response to falling long-term market rates in September 2006 and the ability to offset a securities loss against the one-time gain on sale of land held for branching, we restructured our balance sheet by selling $17 million of low yielding securities for a loss of $472 and reinvesting in longer-term higher yielding securities.

Special noninterest income items in 2005 included a $6 gain on sale of securities, $39 of swap settlement income, and $78 gain on sale of Pulse stock.  Noninterest income before special items was $3,345 during 2005.  Excluding the special items, 2006 noninterest income increased $250, or 7.5% from 2005.

Residential Mortgage Loan Servicing

We service $183,861 and $169,777 of residential real estate loans which have been sold to the FHLB under the Mortgage Partnership Finance Program (“MPF”) at December 31, 2008 and 2007, respectively.  We also service $2,044 and $1,174 of residential real estate loans which have been sold to the Federal National Mortgage Association (“FNMA”) at 2008 and 2007, respectively.  A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA.  For loans originated and sold to the FHLB prior to November 2008, we are also paid a “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB.  See also “Off Balance Sheet Arrangements” in Item 8, Note 15 and “Loans” in Note 4 of the Notes to Consolidated Financial Statements.  Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income.   Refer to Item 8, Note 5 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue.  We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.  Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

We ceased originating loans under the FHLB MPF 100 agent program during November 2003.  Since that time all FHLB originations have been through the FHLB MPF 125 closed loan program.  We provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  Due to historical strength of mortgage borrowers in our markets and relative stability of collateral home values, and the original 1% of principal loss pool provided by the FHLB, we believe the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by us.  We ceased originating loans through the MPF 125 closed loan program prior to November 2008, which loans had required a credit enhancement from PSB.  Over time, we expect the amount of loans serviced that provide a credit enhancement fee to decline, thereby decreasing the amount of credit enhancement income realized.  Total credit enhancement fee income was $158, $138, and $142 in 2008, 2007, and 2006, respectively.

The following table summarizes loan principal serviced for the FHLB under the terms of the MPF 100 and MPF 125 programs that require a credit enhancement as of December 31, 2008.

Table 8:  FHLB Mortgage Partnership Financing (MPF) Program Servicing

		PSB Credit	FHLB	Mortgage
	Principal	Enhancement	Funded First	Servicing
As of December 31, 2008 ($000s)	Serviced	Guarantee	Loss Account	Right, net

MPF 100 Program (agent program)	$ 62,954	$ 499	$2,494	$247
MPF125 Program (closed loan program)	119,647	1,851	1,753	538

Total FHLB MPF serviced loans	$182,601	$2,350	$4,247	$785

FHLB MPF Program elements as a percentage of principal serviced:

As of period ended:	December 31, 2008		December 31, 2007
	MPF 100	MPF 125	MPF 100	MPF 125

PSB credit enhancement guarantee	0.79%	1.55%	0.66%	1.10%
FHLB funded first loss account	3.96%	1.47%	3.32%	1.26%
Multiple of FHLB funded loss account to PSB credit enhancement	5.00	0.95	5.03	1.15
Mortgage servicing right, net	0.39%	0.45%	0.44%	0.59%

Noninterest Expense

The table below outlines in detail noninterest expenses for the three years ending December 31, 2008.

Table 9:  Noninterest Expense

Years Ended December 31,	2008		2007		2006
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income	Amount	other income	Amount	other income

Wages, except incentive compensation	$ 5,612	30.40%	$ 5,528	29.72%	$ 5,749	32.52%
Incentive compensation	133	0.72%	322	1.73%	185	1.05%
Deferred loan origination costs	(736)	-3.99%	(616)	-3.31%	(700)	-3.96%
Health and dental insurance	828	4.49%	700	3.76%	773	4.37%
Profit sharing and retirement plan expense	356	1.93%	309	1.66%	310	1.75%
Deferred compensation plan expense	112	0.61%	38	0.20%	79	0.45%
Post-retirement health care benefits plan	(12)	-0.07%	(22)	-0.12%	(38)	-0.21%
Restricted stock plan amortization expense	10	0.05%	–	0.00%	–	0.00%
Employee severance benefits	4	0.02%	146	0.78%	167	0.94%
Payroll taxes and other employee benefits	537	2.93%	516	2.79%	532	3.01%

Total salaries and employee benefits	6,844	37.09%	6,921	37.21%	7,057	39.92%
Occupancy expense	1,943	10.53%	1,868	10.04%	1,827	10.33%
Data processing other office operations	962	5.21%	796	4.28%	741	4.19%
Advertising and promotion	336	1.82%	367	1.97%	273	1.54%
Legal and professional expenses	545	2.95%	417	2.24%	373	2.11%
Directors fees and benefits	320	1.73%	239	1.28%	269	1.52%
FDIC insurance premium expense	284	1.54%	46	0.24%	50	0.28%
Other expenses	1,355	7.33%	1,298	7.00%	1,112	6.29%

Total noninterest expense	$12,589	68.20%	$11,952	64.26%	$11,702	66.18%

Note – Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2008 compared to 2007

During 2008, operating expenses increased $637, or 5.3% compared to 2007.  Salaries and benefits, the largest proportionate factor in total operating expenses declined $77, or 1.1%, compared to 2007 so increased 2008 operating expenses came from areas other than employee costs.

Employee base wages and salaries increased $84, or 1.5%, as the company operated with a slightly smaller employee base which offset inflationary pay increases granted January 1, 2008.  Employee severance expense was $4 during 2008 compared to $146 during 2007, the decline of which was a key factor behind lower 2008 total salaries and benefits expense compared to 2007.  Another reason for lower 2008 employee costs was lower incentive compensation during 2008 which declined $189, or 58.7%, compared to the prior year as current year net income achieved was lower than target while 2007 net income was greater than target.  Health and dental insurance claims under our self-insured plan were greater than in 2007, with health and dental insurance expense up $128, or 18.3%.  Refer to Note 12 of the Notes to Consolidated Financial Statements for a summary of our self-funded health insurance plan.

We maintain retirement, deferred compensation, and equity compensation plans as tools to attract and retain quality staff and specific key employees.  During 2008, we increased the employee match paid on voluntary employee deferrals into the qualified 401(k) profit-sharing plan from a maximum of 3% of base pay to 3.5% of base pay, which increased plan expense by $47, or 15.2% during 2008.  In addition, we provide a deferred compensation plan for key management and other staff.  Concurrent with initiating the deferred compensation plan, we purchased bank owned life insurance to protect us from the unexpected loss of key personnel and provide tax advantaged income to offset compensation plan costs.  The level of employee benefits under each plan is tied directly to equity and shareholder performance measures to align management goals with shareholder goals.  Beginning in 2008, the crediting rate paid on balances in the deferred compensation plan is equal to Peoples State Bank’s return on average equity for the year, with a floor crediting rate of 5%, and a maximum crediting rate of 15%.  Prior to 2008, the crediting rate varied by plan participant ranging from 50% of the return on average equity to return on equity less 4.00%.  The increased crediting rate in 2008 contributed to the increase in 2008 deferred compensation expense to $112 compared to $38 during 2007.  Refer to Item 8, Note 11 of Notes to Consolidated Financial Statements for more information on our retirement plan and deferred compensation programs.

During 2008, we initiated a restricted stock plan and issued 3,916 shares of restricted stock certain key employees.  The aggregate level of shares, and the individuals receiving restricted shares, is determined on the discretion of our Board of Directors based on performance of the bank and of the specific employee during the past year.  The restricted shares vest over six years, with 20% of the shares vesting on the second anniversary of the grant, with another 20% of shares vesting for each year of service thereafter.  While unvested, the employee has the right to vote the shares and receives cash dividends at the same time and amount when paid to other common shareholders.  All unvested shares are forfeited if the employee terminates employment for any reason.  Restricted stock plan expense was $10 during 2008.  Refer to Item 8, Note 16 of Notes to Consolidated Financial Statements for more information on our stock based compensation programs.

The factors behind the $637 increase in operating expenses during 2008 compared to 2007 were primarily the result of increased data processing expenses ($166), legal and professional expenses ($128), and FDIC insurance premium expenses ($238).  These three categories made up $532, or 83.5% of the total increase in operating expenses.  Data processing costs totaled $962 during 2008 and increased by $166, or 20.9%, compared to 2007.  The increased costs were due to an upgrade of our computer network infrastructure, fees paid to the vendor used to process Peoples Rewards Checking account activity and general software maintenance fee increases.  Legal and professional fees increased $128 during 2008 compared to the prior year, due to several one-time factors including strategic planning, review of bank wide governance and compensation plans, shareholder special meeting and capital raising considerations, and costs related to foreclosure actions.  The majority of these costs are not expected to recur during 2009.  FDIC deposit insurance premiums increased $238, to $284, six times the level of expense during 2007 due to industry wide FDIC assessment increases.  We expect to incur significantly greater deposit insurance premiums during 2009 due to an industry-wide increase in premiums and special assessments by the FDIC.  Director fees also increased $81 or 33.9%, during 2008 due to additional meetings to consider strategic matters in connection with the same issues noted for the increase in legal and professional fees.  In addition, director costs increased from a change in the deferred directors’ fee plan crediting rate from 50% of our return on equity during 2007 to 100% of our return on equity during 2008.

2007 compared to 2006

During 2007, operating expenses totaled $11,952 compared to $11,702 for 2006, an increase of $250, or 2.1%.

Salaries and employee benefits expense declined during 2007 totaling $6,921 compared to $7,057 during 2006.  Lower employee health insurance expense was a significant driver to lower costs, with total savings of $73 during all of 2007 compared to 2006.  Savings were achieved from more active management of self-funded plan expenses, moderately higher benefit deductibles, and a lower number of employee claims.  Salaries and benefits expenses have also benefited from operational efficiencies delivered by a smaller employee base, which has declined from 139 full-time equivalent employees (FTE) at December 31, 2006 to 130 at December 31, 2007.  Salaries and benefits included employee severance expenses of $146 and $167 during 2007, and 2006, respectively.  Our deferred compensation plan contributions for employee plans were $38 and $79 in 2007 and 2006, respectively.

Expenses other than salaries and benefits totaled $5,031 during 2007 compared to $4,645 during 2006, an increase of $386, or 8.3%.  Costs related to compliance with Section 404 of the Sarbanes-Oxley Act (“SOX 404”) were $146 in 2007 compared to $26 in 2006, an increase of $120.  In addition, we recorded a long-term donation commitment for a qualifying community reinvestment project during 2007 totaling $47.  Excluding the SOX 404 costs and the donation commitment, 2007 operating expenses other than salaries and benefits increased $219 or 4.7% led by marketing costs (up $94), and information technology expense (up $55).

2006 compared to 2005

Operating expense during 2006 of $11,702 increased $662, or 6.0%, over 2005 operating expense of $11,040.

However, 2006 included a special charge of $167 from an executive officer severance benefit, and 2005 included a recovery of collection expenses totaling $101, which reduced 2005 expenses.  Excluding these special items, 2006 noninterest expense increased $394, or 3.5% over 2005.

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

Income Taxes

The effective tax rate was 20.3% in 2008 compared to 23.4% in 2007 and 29.4% in 2006.  The 2008 effective tax rate continued its decline from prior years as tax-exempt income such as interest on tax exempt municipal securities and increase in cash surrender value of life insurance made up a larger portion of pre-tax income.  The 2007 effective tax rate declined due to a higher portion of pre-tax income from interest income on tax-exempt investments and a reduction to federal tax from a favorable Tax Court ruling on interest expense deductions related to tax-exempt income (commonly referred to as the TEFRA interest disallowance calculation).  The IRS later decided in early 2008 not to pursue an appeal of that Tax Court decision.  The effective tax rate would have been 27.1% during 2007 before the $200 reduction in federal tax from the favorable Tax Court ruling.  During 2006, the effective tax rate decreased as a result of recording greater tax exempt income on securities and bank owned life insurance increase in cash surrender value relative to pre-tax income.  See Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional tax information.

During February 2009, the State of Wisconsin adopted a combined reporting model to assess franchise taxes on Wisconsin corporations.  This change in taxation method will subject investment income earned on investment securities held by PSB Investments, Inc., Peoples State Bank’s Nevada investment subsidiary.  Previously, income on these investments was not subject to Wisconsin franchise taxes.  The change in taxation method applies retroactively to income earned beginning January 1, 2009.  This change to combined reporting is expected to increase our provision for income taxes by approximately $151 during 2009.

Balance Sheet Changes and Analysis

Summary balance sheets for the five years ended December 31, 2008 are presented in Item 6 to this Annual Report on Form 10-K.  Total assets increased $36,301, or 6.8% during the year ended December 31, 2008 after increasing $32,345, or 6.4% during the year ended December 31, 2007.  Presented in the table below is a summary balance sheet for the five years ended as of December 31, 2008 as a percentage of total assets.

Table 10:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2008	2007	2006	2005	2004

Cash and cash equivalents	2.3%	4.0%	5.1%	5.3%	5.1%
Securities	18.0%	18.2%	15.9%	16.1%	15.1%
Total loans receivable, net of allowance	74.4%	72.5%	73.7%	73.6%	75.6%
Premises and equipment, net	1.9%	2.1%	2.3%	2.5%	2.7%
Bank owned life insurance	1.7%	1.6%	1.2%	0.9%	0.0%
Other assets	1.7%	1.6%	1.8%	1.6%	1.5%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	75.0%	75.3%	78.0%	79.1%	78.7%
FHLB advances	11.4%	10.7%	12.0%	10.7%	11.4%
Other borrowings	4.5%	4.9%	0.8%	0.9%	1.9%
Junior subordinated debentures	1.4%	1.4%	1.5%	1.5%	0.0%
Other liabilities	0.7%	0.8%	0.8%	0.8%	0.6%
Stockholders’ equity	7.0%	6.9%	6.9%	7.0%	7.4%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

2008 compared to 2007

Total assets were $570,486 at December 31, 2008 compared to $534,185 at December 31, 2007.  Net loans receivable were $424,635 at December 31, 2008 compared to $387,130 at December 31, 2007, an increase of $37,505, or 9.7%.  Commercial loans (including commercial real estate loans but excluding construction loans) increased $45,045 or 17.1% during 2008, while residential mortgage loans held for investment declined $6,412, or 7.6%, as some borrowers refinanced into the secondary market.

The percentage of earning assets represented by taxable securities and percentage of interest bearing liabilities represented by other borrowings increased during 2008 compared to 2007 as the $15,000 leveraged investment security purchase completed in the December 2007 quarter impacted all of 2008.

Total deposits at December 31, 2008 were $427,801 compared to $402,006 at December 31, 2007, an increase of $25,795, or 6.4%.  Local deposits grew $11,646, or 3.3%, to $362,952 during the year, with the remaining $14,149 of deposit growth seen in wholesale brokered deposits.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings grew $21,373, or 15.9%, to $155,480 during 2008.  Wholesale funding to total assets was 27.3% and 25.1% at December 31, 2008, and 2007, respectively.

2007 compared to 2006

Assets at December 31, 2007 were $534,185 compared to $501,840 at December 31, 2006, an increase of $32,345, or 6.5%.  Total loans receivable were $387,130 at December 31, 2007 compared to $369,749 at December 31, 2006, an increase of $17,381, or 4.7%.  Investment securities also grew $17,205 million during the year ended December 31, 2007 primarily from a leveraged security purchase of $15 million funded by a new $13.5 million structured repurchase agreement during the December 2007 quarter.

Total deposits of $402,006 at December 31, 2007 increased $10,591 from December 31, 2006, an increase of 2.7%.  However, the retail and local deposits category increased $27,822, or 8.6%, which was used in part to pay down wholesale brokered certificates by $17,231 million.   During 2007, we also entered into new structured repurchase agreements totaling $20,500 which were used to purchase $15,000 in mortgage backed securities and refinance a maturing FHLB advance of $7,000.  Total wholesale funding at December 31, 2007 was $134,107, up $2,181, or 1.7% from total wholesale funding of $131,926 million at December 31, 2006.

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

The table below presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2008.

Table 11:  Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ended December 31,	2008	2007	2006

Loans	79.1%	80.6%	80.7%
Taxable securities	12.6%	10.9%	11.7%
Tax-exempt securities	6.9%	6.8%	5.6%
FHLB stock	0.6%	0.6%	0.6%
Other	0.8%	1.1%	1.4%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	19.8%	19.7%	19.1%
Money market deposits	15.8%	17.1%	16.2%
Time deposits	43.3%	45.0%	47.6%
FHLB advances	13.8%	13.2%	14.1%
Other borrowings	5.6%	3.1%	1.2%
Junior subordinated debentures	1.7%	1.9%	1.8%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income.  During the three years ended December 31, 2008, all securities were classified as available for sale and reported at fair value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.  The following table presents the fair value of securities held by us at December 31, 2008, 2007, and 2006.

Table 12:  Investment Securities Distribution

	As of December 31
	2008		2007		2006
	Fair	% of	Fair	% of	Fair	% of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations
of U.S. government agencies	$ 12,507	12.15%	$22,826	23.48%	$23,678	29.59%

Obligations of states and political subdivisions	37,264	36.20%	33,535	34.50%	30,867	38.59%

Mortgage backed securities	37,713	36.64%	30,990	31.88%	13,834	17.29%

Collateralized mortgage obligations	13,744	13.35%	7,665	7.88%	9,332	11.66%

Trust preferred securities	1,623	1.58%	2,150	2.21%	2,250	2.81%

Other equity securities	79	0.08%	48	0.05%	48	0.06%

Total	$102,930	100.00%	$97,214	100.00%	$80,009	100.00%

Continuing a trend that began during 2006, we allocated a greater amount of security purchases toward higher yielding, longer term, tax-exempt obligations during 2008.  Proceeds received on maturities of U.S. Agency debentures were reinvested in pass through mortgage backed securities in addition to the leveraged mortgage backed securities purchased as described previously and collateralized mortgage obligations. At December 31, 2008 all mortgage backed securities and collateralized mortgage obligations were collateralized by conventional conforming residential mortgages, except $596 of private issuer (non agency) AAA rated jumbo whole loan pools purchased during 2003 to 2006 classified above as mortgage backed securities.  These whole loan pools include loans which could be classified as conforming loans except the loan principal was greater than the jumbo loan limit of FNMA and FHLMC at the time the loans were originated.

At December 31, 2008, approximately 96.5% of the investment in obligations of states and political subdivisions were general obligations of the taxing authorities.  The majority of the remaining bonds that are not general obligations are local Wisconsin issues from governmental entities located in our market area.

The nonrated trust preferred securities of $1,623 consist of individual obligations of three separate bank holding companies headquartered in Wisconsin.  Financial information for each of the obligors is reviewed during the year.  Each of the issuer’s subsidiary banks generated net income during the year ended December 31, 2008 and none is considered to represent an above average credit risk.

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

Table 13:  Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2008	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities and
obligations of U.S.
government agencies	$2,571	4.73%	$ 9,936	4.80%

Obligations of states and
political subdivisions(1)	$2,795	6.45%	$12,416	5.96%	$13,926	5.64%	$ 8,127	5.95%

Mortgage backed securities	160	4.33%	14,233	4.97%	21,213	5.40%	2,107	5.02%

Collateralized mortgage obligations	1,755	4.44%	10,970	4.76%	1,019	5.25%

Non-rated trust preferred securities							1,623	6.77%

Other equity securities	79	9.18%

Totals	$7,360	5.37%	$47,555	5.15%	$36,158	5.49%	$11,857	5.91%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

At December 31, 2008 and 2007, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate carrying value (fair value) of $43,216, and $42,938, at December 31, 2008 and 2007, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law.

The market value of the investment portfolio as a percentage of book value improved during 2008 as falling market reinvestment rates improved the value of fixed rate securities already held in our portfolio.  At December 31, 2008, market value was 102.3% of amortized cost compared to 100.7% of amortized cost at December 31, 2007.  The net unrealized gain on securities available for sale, recorded as a separate component of stockholders’ equity, was $1,450, net of deferred taxes of $829 at December 31, 2008 compared to an unrealized gains of $423, net of deferred taxes of $218 at December 31, 2007.  Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations.  We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to our interest rate risk and return profile.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to its bank subsidiary.  This stock has a purchase cost and par value of $100 per share.  We held $3,250, and $3,017 of FHLB Chicago stock at December 31, 2008 and 2007, respectively.  We increased the stock investment during 2008 due to FHLB’s requirement for us to maintain a minimum of 5% of advances from the FHLB in the form of capital stock.  The current capital stock level supports FHLB total advances of $65,000.  The stock is recorded at cost which approximates market value.  Transfer of the stock is substantially restricted.  The FHLB may pay dividends in both cash and additional shares of stock.  In accordance with industry accounting conventions, we recorded FHLB dividends in the form of stock as income in the year received.  During 2007, the FHLB suspended dividend payments.  No dividends were paid during 2008.  The  FHLB Chicago currently operates under a capital management plan required by their regulatory oversight body, the  Federal Housing Finance Agency.  The capital plan prevents the FHLB from repurchasing capital shares from members or from paying dividends unless certain earning and capital minimums are met.  We cannot predict when we may receive future dividends on FHLB capital stock.  Due to a heightened level of regulatory oversight, FHLB 2008 operating losses, and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with  no other than temporary impairment write-down deemed necessary at December 31, 2008.

Loans Receivable

Total loans as presented in the following table include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.  Total loans receivable as presented in the table below increased 7.8% to $436,990 during 2008 after increasing 5.6% to $405,185 during 2007.   During 2008, as in prior years, loan growth was predominantly in the commercial and industrial and commercial real estate mortgage categories.  Growth in these categories is expected to continue to increase as our strategic plan calls for the Bank to be a leader in providing credit and treasury management services to locally owned businesses in its markets.  In addition, due to our practice of selling the majority of long-term fixed rate mortgage loan originations to secondary market agencies in exchange for a fee, residential mortgage loans are not expected to increase significantly as a percentage of total loans.

Table 14:  Loan Composition

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal,
and agricultural	$131,539	30.10%	$109,639	27.06%	$100,980	26.31%	$ 86,070	22.18%	$ 72,456	20.25%

Commercial real
estate mortgage	176,411	40.36%	153,266	37.82%	146,778	38.24%	149,538	38.53%	145,856	40.77%

Real estate
construction
(commercial and
residential)	25,545	5.85%	36,422	8.99%	29,813	7.77%	46,259	11.92%	38,308	10.71%

Residential real
estate mortgage	77,768	17.80%	84,180	20.78%	87,991	22.92%	87,205	22.47%	82,696	23.11%

Residential real
estate mortgage
held for sale	245	0.06%	365	0.09%	1,001	0.26%	–	0.00%	342	0.10%

Residential real
estate home equity	20,923	4.79%	16,988	4.19%	12,603	3.28%	13,058	3.37%	11,620	3.25%

Consumer and
individual	4,559	1.04%	4,325	1.07%	4,676	1.22%	5,919	1.53%	6,482	1.81%

Totals	$436,990	100.00%	$405,185	100.00%	$383,842	100.00%	$388,049	100.00%	$357,760	100.00%

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space.  We have little lending activity for agricultural purposes.  Our management is involved in the communities we serve and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development.  Based on this knowledge, we offer flexible terms and efficient approvals which have allowed us to make inroads in this type of lending.

Residential mortgage principal held on our balance sheet declined during 2008 and 2007 as our customers entered a variety of secondary market loan programs.  From time to time, we retain second mortgage loans, on certain high value homes requiring total financing above the conforming secondary market limit, after selling the first mortgage into the secondary market.  In addition, some local borrowers require mortgage financing that does not fit one of the secondary market programs or the borrower prefers us to hold the loan in our own portfolio.  First and second mortgage loans on the balance sheet generally carry balloon payment terms of five years or less.  As part of the asset/liability and interest rate sensitivity management strategy, we generally do not retain long-term 15 to 30 year fixed rate mortgages in our own portfolio.

During 2008, real estate construction loans declined to $25,545, the lowest level during the five years ended December 31, 2008.  Real estate construction loans decreased $10,877, or 29.9% during 2008.  Real estate construction loans represented 5.9% of total gross loans at December 31, 2008.  Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.  We retain permanent financing on these projects following completion of construction in a majority of cases.  Construction loans also include residential new construction single family homes originated in the normal course of business which are typically sold in the secondary market upon completion of construction.  At December 31, 2008, $19,988 of total construction loans were commercial related, and $5,557 were for single family residential construction projects.

Installment loans include short-term personal loans, automobile loans, recreational vehicle loans, and credit card loans.  We experience extensive competition from local credit unions offering low rates on installment loans and directs resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending.  However, due to income tax advantages, many customers appeared to borrow on a tax deductible home equity line of credit for many purposes formerly funded by a consumer installment loan.  Total home equity and installment loans increased $4,168, or 19.6% during 2008 compared to an increase of $4,034, or 23.3% during 2007 with the increase in both years coming from the home equity loans category.

The following table categorizes loan principal by scheduled maturity and does not take into account any prepayment options held by the borrower.  The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions.  At December 31, 2008, no concentrations existed in our portfolio in excess of 10% of total loans.

Table 15:  Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2008:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$ 73,605	$ 51,401	$ 6,533
Commercial real estate mortgage	47,301	114,827	14,283
Real estate construction	25,545
Residential real estate mortgage	20,929	38,459	18,380
Residential real estate mortgage held for sale	245
Residential real estate home equity	18,580	1,263	1,080
Consumer and individual	1,648	2,762	149

Totals	$187,853	$208,712	$40,425

Fixed rate		$207,038	$40,425
Variable rate		1,674	–

Totals		$208,712	$40,425

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk.  Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance.  Provisions to the allowance for loan losses of $885 increased significantly over the $480 provided during 2007 and $495 during 2006.  The 2008 provision level increased to provide allowance for future losses on net new loan growth of $31,805 and to provide new specific losses on impaired loans indentified during 2008.  The allowance for loan losses increased to 1.28% of total loans, which while similar to prior years, is the largest allowance as a percentage of total loans at fiscal year-end since December 31, 1996 when the allowance was 1.39% of gross loans.  The allowance for loan losses as a percentage of nonperforming loans was 48.7% at December 31, 2008, compared to 127.7%, at December 31, 2007 due to recognition as nonperforming of a single $5.5 million credit during 2008.  Excluding this credit and its specifically assigned reserves, the allowance for loan losses as a percentage of nonperforming loans would have been 91.5% at December 31, 2008.  In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including real estate and consumer collateral.

Despite an increase in nonaccrual loans related to the allowance for loan losses, we believe we have lower than industry average risk regarding future charge-offs due to maintaining conservative credit underwriting standards during the credit expansion period seen during the end of the last economic cycle.  During the 30 months ended June 30, 2007, our commercial related loan portfolio, including disbursed construction loans, increased a cumulative $38,108, or 16.1%.  Also during the 30 months ended June 30, 2007, our total wholesale funding, including brokered certificates of deposit, increased a cumulative $22,314, or 19.5%.  These changes exhibit low levels of commercial credit growth which was funded by portions of both local and wholesale funding (rather than funding exclusively with broker certificate of deposit growth).  During this period, we recognized a decline in traditional credit underwriting standards at some competitors combined with very aggressive pricing that lowered credit risk premiums at the same time they were taking on progressively greater credit risk.  Due to these conditions, we denied credit to certain prospective customers or intentionally raised credit spreads on prospective new loans that priced us out of the market during that period.  We believe our history of consistent credit underwriting standards will allow us to incur lower than average future loan charge-offs compared to other institutions as we work through the current recessionary period.

Table 16:  Loan Loss Experience

Years ended December 31	2008	2007	2006	2005	2004

Average balance of loans for period	$405,428	$384,265	$380,555	$368,626	$329,133

Allowance for loan losses at beginning of year	$ 4,850	$ 4,478	$ 4,180	$ 4,157	$ 3,536

Loans charged off:

Commercial, industrial, municipal, and agricultural	156	60	–	55	116
Commercial real estate mortgage	–	–	251	–	–
Residential real estate mortgage	53	19	–	61	85
Consumer and individual	75	55	13	54	65

Total charge-offs	284	134	264	170	266

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	63	17	50	24	1
Commercial real estate mortgage	–	–	–	–	–
Residential real estate mortgage	–	–	7	–	10
Consumer and individual	7	9	10	9	21

Total recoveries	70	26	67	33	32

Net loans charged-off	214	108	197	137	234
Provision for loan losses	885	480	495	160	855

Allowance for loan losses at end of year	$ 5,521	$ 4,850	$ 4,478	$ 4,180	$ 4,157

Ratio of net charge-offs during the year to average loans	0.05%	0.03%	0.05%	0.04%	0.07%

Ratio of allowance for loan losses
to loans receivable at end of year	1.28%	1.24%	1.20%	1.11%	1.19%

The allowance for loan losses represents our estimate of an amount adequate to provide for potential losses in the loan portfolio.  Adequacy of the allowance for loan losses is based on our ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions.  We have an internal risk analysis and review staff that continuously reviews loan quality.

We have historically incurred low net charge off levels as a percentage of average loans outstanding, ranging from a low of .03% (during 2007) to a high of .07% (during 2004) during the past five years.  Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in the following table.  Our allocation methodology focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category.  The total allowance is available to absorb losses from any segment of the portfolio.  Management allocates the allowance for loan losses by pools of risk and by loan type.  We combine estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis.  The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits.  While we use available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and future impacts to specific borrowers.

Table 17:  Allocation of Allowance for Loan Losses

As of December 31,	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$2,889	2.20%	$2,670	2.44%	$2,430	2.41%	$2,082	2.42%	$1,989	2.75%
Commercial real estate mortgage	1,876	0.98%	1,802	0.96%	1,625	0.94%	1,680	0.87%	1,635	0.89%
Residential real estate mortgage	97	0.10%	103	0.10%	95	0.09%	170	0.17%	221	0.23%
Consumer and individual	112	2.46%	55	1.27%	58	1.24%	53	0.90%	62	0.96%
Impaired loans	547	5.65%	220	11.34%	270	6.45%	195	8.72%	250	17.73%

Totals	$5,521	1.28%	$4,850	1.24%	$4,478	1.20%	$4,180	1.11%	$4,157	1.19%

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans.  Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal.  No income is accrued or recorded on future payments until the loan is returned to accrual status.  Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.  The interest that would have been reported in 2008 if all such loans had been current throughout the year in accordance with their original terms was approximately $548 in comparison to $399 actually recorded in income. The interest that would have been reported in 2007 if all such loans had been current throughout the year in accordance with their original terms was approximately $351 in comparison to $139 actually recorded in income.

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

Table 18:  Nonperforming Loans and Foreclosed Assets

As of December 31,	2008	2007	2006	2005	2004

Nonaccrual loans not considered impaired	$ 3,409	$2,726	$1,975	$1,058	$1,555
Nonaccrual impaired loans	7,181	418	2,306	1,335	619
Accruing loans past due 90 days or more	–	–	–	–	–
Restructured loans not on nonaccrual	748	653	–	382	628

Total non-performing loans	$11,338	$3,797	$4,281	$2,775	$2,802

Foreclosed assets	$ 521	$ 653	$ 464	$ 373	$ 7
Impaired loans accruing income	$ 2,504	$1,522	$1,877	$ 902	$ 791

Total non-performing loans as a percent of gross loans receivable	2.64%	0.97%	1.14%	0.74%	0.80%

2008 compared to 2007

Nonperforming assets increased at December 31, 2008 to $11,859 from $4,450 at December 31, 2007.  The increase since December 31, 2007 was due primarily to addition of a $5,525 loan receivable whose source of future principal and interest payments must come from sale of the recreation/land development collateral or another valuable asset of the borrower under the terms of unlimited individual guarantees.  Excluding this large loan, nonperforming assets would have been $6,334 at December 31, 2008, or 1.11% of total assets, compared to .83% of total assets at December 31, 2007.  During 2008, we experienced an increase in nonperforming assets from a general deterioration of economic conditions.  We do not believe we have any undue geographic, industry, or real estate/land development concentrations which carry significant loss exposure.

We also track delinquencies on a contractual basis quarter to quarter since some problem loans currently making payments remain on non-accrual status until ongoing ability to repay according to the contract is shown.  Loans contractually delinquent 30 days or more as a percentage of gross loans were 2.11% at December 2008 (.83% before the $5,525 loan receivable) compared to .63% at December 2007.

We believe we will recover all principal due on the large $5,525 loan based on the terms of a collateral appraisal obtained in June 2008, but did maintain a specific reserve for loss totaling $200 at December 31, 2008.  We have initiated foreclosure proceedings on the collateral which is currently in the redemption period made available to borrowers under law.  We expect to take ownership of the property upon foreclosure during 2009 and to seek buyers for the property as soon as practicable and in a manner to minimize losses.

Excluding the $5,525 nonperforming loan noted above, at December 31, 2008, our internal credit grading system identified 14 separate loan relationships totaling approximately $1.8 million against which $610 in specific loan loss reserves were required.

Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.

2007 compared to 2006

Nonperforming loans at December 31, 2007 decreased $484 to $3,797 from $4,281 at December 31, 2006.  However, foreclosed assets increased slightly from $464 at December 31, 2006 to $653 at December 31, 2007.  Taken together, nonperforming loans and foreclosed assets decreased $295, or 6.2% at December 31, 2007 compared to the prior year.   Nonperforming loans to gross loans was .97% at December 31, 2007, compared to 1.14% at December 2006.  Nonaccrual loans as of December 31, 2007, were well diversified between approximately 67 unrelated relationships with the top five largest individual nonaccrual relationships representing 34% or $1,066 of total nonaccrual loans.  The largest nonaccrual commercial loan principal balance was $251 and the largest residential mortgage nonaccrual loan principal balance was $339.

Off Balance Sheet Arrangements

As a FHLB MPF loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to November 2008.  Refer to Item 8, Notes 4, 5, and 15 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program.  These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities.  We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool.  The north central Wisconsin residential real estate market is experiencing stable to slightly declining property values the extent of which is much less than in other portions of the United States with declines from peak values estimated to reach 10% to 15%.  The average residential first mortgage originated by us under the FHLB program which requires a credit enhancement was approximately $154 in 2008 and $140 during 2007.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation.  Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,901 at December 31, 2008, and $1,079 at December 31, 2007.  During November 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans.

We are party to limited off balance sheet activity but did enter into a stand-alone interest rate swap to convert fixed rate funding to variable during 2005.  This interest rate swap was prepaid during 2007.  Refer to Item 8, Note 14 of the Notes to Consolidated Financial Statements for the financial impacts during 2007 and 2006 prior to its prepayment.

During 2007, we entered into a contract to guarantee repayment of a customer interest rate swap and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate whose purchase was financed as a part of the transaction.  Refer to Item 8, Note 15 of the Notes to Consolidated Financial Statements for more information on the extent of the guarantee and the recourse liability recorded in the balance sheets.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 15 of the Notes to Consolidated Financial Statements.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Liquidity and Capital Resources

A majority of asset growth during 2008 was funded with an increase in wholesale brokered certificates of deposit, while the majority of 2007 asset growth was funded with an increase in local deposits.  During 2008, local deposits increased $11,646, or 3.3%, while wholesale funding increased $21,373, or 15.9%.  During 2007, local deposits increased $27,822, or 8.6% while wholesale funding increased $2,181, or 1.7%.  Wholesale funding includes FHLB advances, brokered certificates of deposits, repurchase agreements, and federal funds purchased.  These sources of wholesale funding are limited both by the wholesale lender’s ability to raise individual depositor funds and by our internal policy limitations on aggregate exposure to use of such funds.  The following table outlines in summary form the sources and uses of cash for the three years ending December 31, 2008.

Table 19:  Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2008	2007	2006

Cash flows from operating activities	$ 5,362	$ 5,496	$ 3,911
Payment of dividends to shareholders and purchase of treasury stock	(1,054)	(2,726)	(4,924)

Operating cash flow retained by PSB	4,308	2,770	(1,013)
Net funds received from retail and local depositors	11,646	27,822	–
Net funds received from wholesale depositors	14,149	–	–
Net proceeds from additional FHLB advances	8,000	–	6,000
Net proceeds from other borrowings	–	22,412	–
Proceeds from additional capital received from shareholders	–	226	22

Cash flow retained from operations and financing before debt repayment	38,103	53,230	5,009
Net funds paid to retail and local depositors	–	–	(7,929)
Net funds paid to wholesale depositors	–	(17,231)	(1,192)
Net repayment of FHLB advances	–	(3,000)	–
Net repayment of other borrowings, net	(776)	–	(502)

Cash flow retained from operations and financing after debt repayment	37,327	32,999	(4,614)
Funds received from sale and maturities of investment securities, net	25,281	21,063	29,269
Net funds received from customer repayment of loans receivable	–	–	1,066
Proceeds from sale of nonmonetary assets	577	124	1,888

Cash flow available for investing activities	63,185	54,186	27,609

Net funds loaned to customers	(39,013)	(18,248)	–
Net funds invested in securities	(30,242)	(37,293)	(27,576)
Purchase of FHLB capital stock	(233)	–	–
Funds used to purchase bank-owned life insurance	(872)	(2,558)	(894)
Capital expenditures	(780)	(502)	(201)

Cash flow used in investing activities	(71,140)	(58,601)	(28,671)

Net decrease in cash and cash equivalents held at beginning of year	$ (7,955)	$ (4,415)	$ (1,062)
Cash and cash equivalents at beginning of year	21,127	25,542	26,604

Cash and cash equivalents at end of year	$ 13,172	$ 21,127	$ 25,542

Deposits

Core retail deposits are our largest source of funds.  We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100.  Core retail deposits represented 52.6% and 54.8% of total assets as of December 31, 2008 and 2007, respectively.  In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 11.0% and 10.9% of total assets at December 31, 2008, and 2007, respectively.  Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid.  Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.  The following table outlines the average distribution of deposits during the three years ending December 31, 2008.

Table 20:  Average Deposits Distribution

	2008		2007		2006
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest bearing demand deposits	$ 50,633	n/a	$ 49,162	n/a	$ 54,236	n/a

Interest bearing demand and savings deposits	89,191	2.08%	82,333	3.01%	78,209	2.78%

Money market demand deposits	71,382	2.21%	71,588	3.41%	66,394	3.06%

Retail and local time deposits	131,281	4.22%	125,285	4.78%	123,868	4.22%

Wholesale time deposits	63,677	4.12%	62,522	4.79%	70,867	4.53%

Totals	$406,164	2.85%	$390,890	3.56%	$393,574	3.21%

Average retail deposit growth	4.30%		1.75%		2.13%
Average total deposit growth	3.91%		-0.68%		3.15%

The introduction of our new Reward Checking product had a substantial impact on deposit distribution during 2008 and 2007.  Reward Checking operates as a traditional interest bearing checking account but pays a premium interest rate and reimbursement of foreign ATM fees if the customer meets certain account usage requirements.  In general, the account requires customers to use their debit card at least 10 times per month, deposit their employer paycheck via ACH, and receive their periodic checking account statement via email from our home banking website.  During 2008, the premium interest rate paid began the year at 6.01% annual percentage yield (“APY”) on the first $25 of account balance but declined to 4.51% APY early in the year as national short-term interest rates fell.  The premium interest rate paid during 2007 was 6.01% APY.  Accounts balances greater than $25 were paid 1.00% APY during 2008 and 2007.  Customers not meeting any one of the account usage requirements were paid .25% APY on their entire balance during 2008 and 2007.  The Rewards Checking product was very well received by both existing and new customers.  Some existing customers generally moved funds previously held in noninterest bearing demand deposit accounts and low rate savings accounts, decreasing the level of average noninterest bearing demand deposits during 2007.  However, average interest bearing demand deposit balances increased from these transferred deposits as well as new customer deposits during 2007 with growth continuing during 2008.  The Rewards Checking interest rate is adjustable at our discretion, but is intended to be the highest retail deposit rate product available to customers.  The debit card usage requirement substantially increased the amount of debit card interchange income as described previously under the section titled “Noninterest income”.  The all-in cost of Reward Checking balances was substantially greater than previously paid on existing non-interest bearing demand deposit or low rate savings balances.  Disintermediation of these existing funds into the higher cost Rewards Checking lowered net interest income during 2007.  However, during 2008, disintermediation was much less of a factor with the majority of Reward Checking product growth coming from new customers and additional deposit balances.  The incremental “all-in” cost of Reward Checking deposits is less than wholesale funding alternatives and is believed to be a long-term cost effective source of funds in addition to providing PSB with a competitive advantage in the retail banking environment and greater control over the repricing of local deposits in a rising rate environment.  Reward Checking balances were $23,078 and $11,046 at December 31, 2008, and 2007, respectively.  The average interest cost of Reward Checking balances (excluding debit card interchange fees, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 3.62% in 2008 and 4.73% in 2007.

During 2008, money market demand deposits remained flat, but during 2007, money market demand deposits increased 7.8% from promotion of our Signature money market account, which pays premium interest rates on balances greater than $10.  In addition, several customers during 2007 used this account to hold large blocks of funds on a temporary basis until resolution of final transactions or legal situations.  These large accounts increased average money market balances.

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters.  Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $11,776 during 2008 and $10,548 during 2007, an increase of 11.6%.  The increase was due in part to certain existing and new large deposit balance customers seeking to have a greater portion of their deposits fully FDIC insured during 2008.  For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings.  However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis.  Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section.  Total CDARS deposits totaled $14,671 and $11,024 at December 31, 2008 and 2007, respectively.

Table 21:  Period-End Deposit Composition

As of December 31,	2008		2007
	$	%	$	%

Non-interest bearing demand	$ 54,233	12.7%	$ 55,470	13.8%
Interest-bearing demand and savings	105,350	24.6%	92,983	23.1%
Money market deposits	71,320	16.7%	74,171	18.5%
Retail time deposits less than $100	69,017	16.1%	70,292	17.5%

Total core deposits	299,920	70.1%	292,916	72.9%
Retail time deposits $100 and over	63,032	14.8%	58,390	14.4%
Broker & national time deposits less than $100	603	0.1%	1,041	0.3%
Broker & national time deposits $100 and over	64,246	15.0%	49,659	12.4%

Totals	$427,801	100.0%	$402,006	100.0%

Table 22:  Change in Deposit Composition

			% Change from prior year
At December 31,	2008	2007	2008	2007

Total time deposits $100 and over	$127,278	$108,049	17.8%	-8.2%
Total broker and national time deposits	64,849	50,700	27.9%	-25.4%
Total retail time deposits	132,049	128,682	2.6%	5.1%
Core deposits, including money market deposits	299,920	292,916	2.4%	7.6%

We maintain an internal policy that allows broker funds to be used up to 20% of total assets.  Available and unused broker deposits were approximately $49,248 and $56,137 at December 31, 2008 and 2007, respectively, under this policy.  The table below outlines maturities of time deposits of $100 or more, including broker and retail time deposits.  Management is aware of the potential volatility of broker deposits due to funds flowing out of the banking system and into other investment vehicles, and other factors, that could increase the incremental cost of obtaining these types of deposits.

Due to securities pledging on new structured repurchase agreements during 2007 which were also in place at December 31, 2008, and adverse impacts from holding additional FHLB common stock, brokered certificate of deposit funding is expected to increase during 2009 to the extent loan growth is not funded with local deposit growth.  During 2008, brokered certificate costs were elevated compared to equivalent FHLB advance costs due to ongoing liquidity issues from some of the nation’s largest financial institutions that began with the July 2007 credit and liquidity crisis brought on by sub-prime mortgage credit losses.  To the extent local deposit growth does not fund our incremental loan growth, net interest income and net interest spread may be adversely impacted from funding with brokered certificates of deposit during 2009.

Table 23:  Maturity Distribution of Certificates of Deposit of $100 or More

	2008		2007
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$ 15,689	2.93%	$ 12,002	4.80%
Over 3 months through 6 months	22,045	3.51%	20,622	4.59%
Over 6 months through 12 months	38,175	3.36%	41,964	4.76%
Over 1 year through 5 years	51,369	4.24%	33,461	4.58%
Over 5 years	–	0.00%	–	0.00%

Totals	$127,278	3.51%	$108,049	4.68%

Contractual Obligations

We are party to various contractual obligations requiring use of funds as part of its normal operations.  The table below outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Most of these obligations, including time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash.  However, renewal of these obligations is dependent on our ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB.  Our funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis.

Table 24:  Long-Term Contractual Obligations at December 31, 2008

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

FHLB advances	$ 65,000	$ 26,100	$27,900	$11,000	$ –
Long-term other borrowings	21,488	988	7,000	–	13,500
Junior subordinated debentures	7,732	–	–	–	7,732
Deferred compensation agreements	1,504	113	28	–	1,363
Post-retirement health insurance benefits plan	134	16	25	25	68
Branch bank operating lease commitments	71	50	21	–	–
Executive officer severance benefits	26	12	12	2	–

Total long-term contractual obligations before time deposits	95,955	27,279	34,986	11,027	22,663
Time deposits	196,898	122,788	57,531	16,579	–

Total long-term contractual obligations including time deposits	$292,853	$150,067	$92,517	$27,606	$22,663

Liquidity, Funding Sources, and Interest Rate Sensitivity

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, use of wholesale time deposits and advances taken from the Federal Reserve’s Discount Window.  The following table outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2008 and 2007.  Currently unused but available funding sources along with local deposit raising activities are considered sufficient to fund anticipated 2009 asset growth.

Table 25:  Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2008		December 31, 2007
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$ 24,995	$ 2,505	$ 30,008	$ 2,492
FHLB advances under blanket mortgage lien	12,842	65,000	23,571	57,000
Repurchase agreements	31,462	23,126	19,865	23,915
Wholesale market time deposits	49,248	64,849	56,137	50,700

Total available but unused funds	$118,547	$155,480	$129,581	$134,107

Funding as a percent of total assets	20.8%	27.3%	24.3%	25.1%

At December 31, 2008, overnight federal funds purchased totaling $27,500 are available through three correspondent banks.  These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds on a daily basis.  At December 31, 2007, $32,500 of federal funds were available from four correspondent banks.  However, during 2008, we were informed by one correspondent they were cancelling all customer lines that were infrequently used and for customers that did not use them as the primary correspondent bank relationship.  We had last used this federal funds purchased line prior to 2006 and the bank was not our primary correspondent bank.  The cost of federal funds is subject to change based on changes in the discount rate as determined by the Federal Reserve.  In some cases, we may maintain a continuous position in overnight federal funds purchased up to 14 days before amounts must be liquidated for at least one business day.  Consideration of the need for federal funds purchased is part of our daily cash management and funding procedures and represents the first source of liquidity as needed.

Under the existing credit line with the FHLB described in Item 8, Note 8 of the Notes to Consolidated Financial Statements, we may borrow on qualifying existing mortgage loan collateral.  In addition, we may pledge certain investment securities to obtain additional funding under repurchase agreements.  FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing.  The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing.  FHLB advance funding may be obtained for various terms on a daily basis at our request, and represents our second source of liquidity as needed after federal funds purchased.  Additional FHLB advances aggregating greater than $65,000 (the total amount of our FHLB borrowings as of December 31, 2008) would require us to purchase additional FHLB capital stock equal to 5% of additional advances. FHLB stock currently pays no dividend, which potentially raises the cost of FHLB advances compared to other funding sources.

Repurchase agreements represent overnight and long-term funding in exchange for securities owned by us for a designated time period for an agreed upon interest rate.  Item 8, Note 9 of the Notes to Consolidated Financial Statements outlines the activity in these other borrowings and federal funds purchased during the three years ending December 31, 2008.  Although we do not currently have any repurchase agreements with the FHLB, we do have a written agreement providing for their use in exchange for securities held.  An additional $31,462 and $19,865 of FHLB funding could have been obtained upon pledge of these available securities as of December 31, 2008 and 2007, respectively.

Due to favorable interest rates relative to other wholesale funding alternatives, we entered into several structured repurchase agreements during 2007.  These agreements were entered into to refinance maturing FHLB advances and to purchase mortgage backed securities in a leverage securities transaction.  Refer to Item 8, Note 9 of the Notes to Consolidated Financial Statements for information on terms of the repurchase agreements as of December 31, 2008.  During 2008, capital adequacy issues at many of the nation’s largest banks dramatically reduced the availability of repurchase agreements as a wholesale borrowing alternative for us other than with the FHLB.  Repurchase agreements are not expected to be a significant source of new wholesale funding during 2009.

As described in the changes in deposits and deposit activity above, wholesale broker deposits have represented a significant source of asset growth funding during the past several years.  Our internal policy allows up to 20% of assets to be funded with wholesale time deposits.  Wholesale time deposits as a percentage of assets were 11.4% and 9.5% of total assets at December 31, 2008 and 2007, respectively.

During 2008, we maintained at the parent company level an unsecured line of credit with a correspondent bank for borrowing up to $3 million for stock buybacks, payment of holding company expenses in the absence of cash dividends received from the subsidiary bank, and other corporate purposes.  We renewed the line of credit on February 27, 2009 for $1 million.  The line was unused during 2008 and 2007.  Refer to Item 8, Note 9 of the Notes to Consolidated Financial Statements for more information on this line of credit.

During late 2008, we increased our Federal Reserve Discount Window borrowing capacity from $10 million to $43 million.  Discount window advances are generally overnight advances at a cost equal to the Federal Reserve’s targeted discount rate, which was .50% as of December 31, 2008.  Early in 2009, we received preliminary approval to pledge existing unencumbered commercial real estate loans held for investment against this line under the Federal Reserve’s Borrower in Custody (“BIC”) program.  Under the BIC program, we will be able to borrow up to 75% of the book value of commercial real estate loans pledged against Discount Window advances.  Uncollateralized Discount Window borrowing capacity is not reported as unused but available wholesale funds above since approval to participate in the BIC program at the increased $43 million Discount Window level was not yet in place at December 31, 2008.  However, approval by the Federal Reserve of our pledge of commercial loans against the higher Discount Window line of credit significantly increases the amount of wholesale funds that are unused and available during 2009.  Discount Window advances are expected to provide both emergency liquidity (as needed) as well as low cost funding for potential short-term security purchases as well as growth of adjustable rate loans held for investment.

Under the TARP legislation passed by the federal government during 2008, we did not opt out of the provisions of the Temporary Liquidity Guarantee Program (“TLGP”).  Therefore, we now provide our customers with unlimited FDIC insurance on their noninterest bearing transaction accounts (including transactional accounts carrying interest rates of .50% or less) through December 31, 2009.  The FDIC will charge us an additional insurance premium equal to .10% of the amount of non-interest bearing deposits insured under this program in excess of $250,000 per customer.  The amount of customer deposits that gained additional FDIC insurance coverage under this program was approximately $6.4 million on the effective date of the program.

Under the TLGP, we have also retained the ability to issue up to approximately $10.3 million of subsidiary bank level debt carrying the FDIC guarantee in exchange for a guarantee fee of up to 1.00% per year paid to the FDIC.  We currently have no plans to issue such debt due to its higher relative cost compared to our other wholesale funding options.  However, should our available liquidity unexpectedly decline, we would consider such an issue for use as contingency funding.  We incur no costs to the FDIC for the guarantee if we issue no debt under the program.

Our asset-liability management process provides a unified approach to management of liquidity, capital, and interest rate risk, as well as providing adequate funds to support the borrowing requirements and deposit flow of its customers.  We view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following table represents our earnings sensitivity to changes in interest rates at December 31, 2008.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.  The following repricing methodologies should be noted:

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

The following table reflects a liability sensitive (“negative”) gap position during the next year, with a cumulative one-year gap ratio as of December 31, 2008 of 93.4% compared to a negative gap of 92.2% at December 31, 2007.  A current negative gap could be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 26:  Interest Rate Sensitivity Analysis

	December 31, 2008
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Bynd. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$175,902	$ 31,932	$ 48,359	$ 59,570	$ 91,012	$ 23,626	$430,401
Securities	11,169	7,581	10,850	20,634	24,591	28,105	$102,930
FHLB stock						3,250	$3,250
CSV bank-owned life insurance						9,969	$9,969
Other earning assets	865						$865

Total	$187,936	$ 39,513	$ 59,209	$ 80,204	$115,603	$ 64,950	$547,415
Cumulative rate sensitive assets	$187,936	$227,449	$286,658	$366,862	$482,465	$547,415

Interest-bearing liabilities
Interest-bearing deposits	$174,245	$ 34,126	$ 59,635	$ 45,513	$ 28,572	$ 31,477	$373,568
FHLB advances	12,000	2,500	11,600	20,400	18,500		$ 65,000
Other borrowings	12,143	243	277	12,500		468	$ 25,631
Junior subordinated debentures				7,732			$ 7,732

Total	$198,388	$ 36,869	$ 71,512	$ 86,145	$ 47,072	$ 31,945	$471,931
Cumulative interest sensitive liabilities	$198,388	$235,257	$306,769	$392,914	$439,986	$471,931

Interest sensitivity gap for
the individual period	$(10,452)	$ 2,644	$ (12,303)	$ (5,941)	$ 68,531	$ 33,005
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	94.7%	107.2%	82.8%	93.1%	245.6%	203.3%

Cumulative interest sensitivity gap	$(10,452)	$ (7,808)	$ (20,111)	$ (26,052)	$ 42,479	$ 75,484
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities	94.7%	96.7%	93.4%	93.4%	109.7%	116.0%

We use financial modeling policies and techniques to measure interest rate risk.  These policies are intended to limit exposure of earnings at risk.  A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs.  We also use various policy measures to assess adequacy of liquidity and interest rate risk as described below.

Basic Surplus

We measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 5.9% and 7.4% at December 31, 2008 and 2007, respectively.   The basic surplus declined in 2008 as FHLB advances available under our blanket mortgage lien declined as FHLB advances increased $8,000, or 14.0% during the year.  The basic surplus declined during 2007 as investment securities previously considered liquid assets were pledged against repurchase agreements.

Interest Rate Risk Limits

We balance the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities.  To measure the impact on net interest income from interest rate changes, we models interest rate simulations on a quarterly basis.  Our policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points.  The following table presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 27 : Net Interest Margin Rate Simulation Impacts

As of December 31:	2008	2007	2006

Cumulative 1 year gap ratio
Base	93%	92%	95%
Up 200	87%	88%	92%
Down 200	97%*	100%	103%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.6%	-0.8%	-2.9%
Down 200 during the year	-0.4%*	-0.8%	0.8%

Change in Net Interest Income – Year 2
No rate change (base case)	2.4%	0.4%	4.6%
Following up 200 in year 1	-2.1%	-2.2%	-0.7%
Following down 200 in year 1	0.1%*	-3.8%	3.1%

*Simulation ratios for these periods represent a 100 basis point decline in interest rates rather than a 200 basis point decline due to currently low relative short-term rate levels.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 75.6% and 69.3% at December 31, 2008 and 2007, respectively.

The increase in the utilization ratio at December 31, 2008, is a result of a leveraged security purchase transaction completed in November 2007 that added $15 million in 30 year fixed rate conforming mortgage pools funded by $13.5 million in structured repurchase agreements.  In the up 200 basis point scenario, the mortgage pools are projected to extend principal payments, while the repurchase agreements are projected to be put back to us by the counterparty for repayment.  However, in the base case simulation, the repurchase agreements are considered to mature in excess of 60 months based on their stated maturities.  Changes in projected maturities of the securities and the related repurchase agreements increases the core funding utilization ratio from 61.4% in the base case interest rate scenario to 75.6% in the up 200 basis point scenario.

Capital Adequacy

We are required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation.  Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for these requirements and our current capital position relative to these requirements.  The primary increase in stockholders’ equity during the three years ending December 31, 2008 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market.  Failure to remain well-capitalized would prevent us from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Refer to Item 8, Statement of Changes in Stockholder’s Equity in the Consolidated Financial Statements for detailed activity in the capital accounts.  Average tangible capital to total assets was 6.94%  and 6.99% during 2008 and 2007, respectively.  The following table presents a reconciliation of stockholders’ equity as presented in the December 31, 2008, 2007, and 2006 consolidated balance sheets to regulatory capital.

Table 28:  Capital Ratios

At December 31,	2008	2007	2006

Stockholders’ equity	$ 39,899	$ 36,615	$ 34,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(79)	(89)	(91)
Unrealized (gain) loss on securities available for sale	(1,468)	(423)	105

Tier 1 regulatory capital	45,852	43,603	41,961
Add: allowance for loan losses	5,521	4,850	4,478

Total regulatory capital	$ 51,373	$ 48,453	$ 46,439

Average tangible assets	$559,726	$519,925	$497,611

Risk-weighted assets (as defined by current regulations)	$483,503	$426,663	$390,040

Tier 1 capital to average tangible assets (leverage ratio)	8.19%	8.39%	8.43%
Tier 1 capital to risk-weighted assets	9.48%	10.22%	10.76%
Total capital to risk-weighted assets	10.63%	11.36%	11.91%

Capital increased $4,338 during 2008 from net income, unrealized gains in the securities available for sale portfolio and vesting of unrestricted stock grants before payment of dividends totaling $1,054.  Capital increased $4,894 during 2007 from net income, unrealized gains in the securities available for sale portfolio and employee exercise of stock options before payment of dividends and treasury stock buybacks totaling $2,726.  We pay a regular semi-annual cash dividend as described in Item 5 of this Annual Report of Form 10-K.  Prior to 2008, we maintained an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report of Form 10-K.  Due to the difficulty and related cost of raising new capital to support asset growth at this time, we temporarily suspended the buyback program during 2008.  We do not expect to buyback shares under the program during 2009.

We have issued trust preferred securities represented by junior subordinated debentures on the Consolidated Balance Sheets which may provide up to 25% of our total Tier 1 regulatory capital.  Refer to Item 8, Note 10 in the Notes to Consolidated Financial Statements for detailed information on the trust preferred security issue.  As of December, 31, 2008, we could utilize up to $5,284 of additional trust preferred securities proceeds as additional Tier 1 regulatory capital.  However, the capital markets that packaged and sold trust preferred securities during the past several years closed down during 2008 due to lack of investment buyers concerned about future credit losses at banks despite a large number of banks desiring to issue additional trust preferred securities.  We are unable to predict when trust preferred market investors will be willing to purchase new issues in the future.

We maintain an incentive stock option plan approved by stockholders during 2001 and a restricted stock plan as described in Item 8, Note 16 of the Notes to Consolidated Financial Statements.  The total expense recognized under both plans was $10 in 2008 and $0 during 2007 and 2006.

During 2008 and 2007, asset growth (primarily commercial related lending) outpaced our retained earnings growth, decreasing the average tangible stockholders’ equity ratio and lowering the total risk-adjusted capital ratio from 11.91% at December 31, 2006 to 10.63% at December 31, 2008.  To retain “well capitalized” status under banking regulation, the total risk adjusted capital ratio must be greater than 10%.

During 2008, we applied to the U.S. Treasury Department to issue them 14,000 shares of senior preferred stock with a stated value of $1,000 per share under the TARP Capital Purchase Program (“CPP”).  To facilitate issuance of preferred stock, our shareholders approved the authorization of 30,000 shares of preferred stock at no-par value at a special meeting on December 12, 2008.  We anticipate receiving notification from the U.S. Treasury of their acceptance to purchase up to $14 million of our preferred stock carrying a dividend rate of 5% prior to March 31, 2009.  In connection with issuance of the senior preferred stock, we would also issue the Treasury warrant preferred stock equal to 5% of the senior preferred stock issue (or $700 if $14,000 of senior preferred stock was issued).  The cost of the warrant preferred stock is accrued against earnings available for common shareholders during the period the senior preferred stock is outstanding.  After five years, the dividend rate on the senior preferred stock increases from 5% per year to 9% per year.  Assuming the senior preferred stock was paid in full five years after issue, the annual all-in cost of the preferred stock would be 6.45% per year.  The senior preferred stock may be prepaid at any time with approval by the FDIC, although prepayment prior to the fifth anniversary of the issue would increase the annual cost of the preferred stock due to faster amortization of the warrant preferred cost over a shorter period than five years.

Participation in the Treasury’s CPP program carries certain significant restrictions including a requirement to gain approval from the Treasury to increase cash dividends to common shareholders during the first three years the preferred stock is outstanding.  In addition, we may buyback our common stock only with permission from the Treasury during the first ten years the preferred stock is outstanding.  Participation in the TARP program also carries executive compensation limits on our officers and require us to take a non-binding vote from our shareholders on compensation issues each year.  We expect to have completed the preferred stock issue to the Treasury during the June 2009 quarter.

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

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into four primary categories – residential real estate loan pool, consumer installment loan pool, specifically identified problem commercial loans, and pools of non-problem commercial purposes loans subcategorized by credit risk assessment.  We make the following estimates and perform the following procedures when setting the allowance for loan losses at period-end:

1.

Categorize existing loan principal into either commercial purpose loans, a pool of residential real estate loans, or a pool of consumer installment loans.

2.

Commercial purpose loans are subcategorized into credit risk “grades” based on an internal determination of risk established during credit analysis and updated no less than annually.  Determination of risk grades takes into account several factors including collateral, cash flow, borrower’s industry environment, financial statement strength, and other factors.  We use six risk grades for performing commercial purpose loans including separate risk grades for “watch” and “special mention” loans.

3.

Identified problem loans are classified into the lowest quality risk grade (grade 7) and individually reviewed to determine specific reserves required for each relationship depending on the specific collateral and timing of cash flows to be received.  The allowance for loan losses provided for these problem loans is based substantially on management’s estimates related the value of collateral, timing of cash flows to be received from the borrower or sale of the collateral, and likelihood of the specific borrower’s ability to repay all amounts due without foreclosure of collateral.  Management updates the cash flow analysis of problem loan relationships quarterly.

4.

Other commercial loans not considered to be problem loans are assigned an estimated loan loss allowance based on historical “inherent” losses for loans of similar credit risk.  These allowances range from .25% of principal to 2% of principal depending on the four assigned credit risk grades for non-problem performing commercial loans.  Performing loans placed on the “watch” list and the “special mention” list are assigned “inherent” losses of 5% and 10% of principal, respectively.  An inaccurate assignment of credit risk grade to a loan relationship could significantly change the actual levels of allowances required for that loan, and therefore our assignment of the credit risk grade is a significant estimate.  We review actual long-term losses in comparison to the inherent losses assigned by credit risk grade and updates allowance percentages as needed.

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

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded.  If past due and problem loans rise significantly, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools in the allowance for loan losses calculation.  As of December 31, 2008, there was no unallocated loan loss allowances recorded.

Mortgage Servicing Rights

As required by current accounting standards (SFAS No. 156, “Accounting for Servicing of Financial Assets”), we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and maintenance activities on loans in which the principal has been sold to the FHLB or other secondary market investors.  Our MSR calculation is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates.  We make the following estimates and perform the following procedures when accounting for MSRs:

1.

Serviced loans are stratified by risk of prepayment criteria.  Currently, strata are first based on the year in which the loan was originated, then on term, and then on the range of interest rates within that term.

2.

PSB uses the discount approach to generate the initial value for the OMSR.  It takes the average of the current dealer consensus on prepayment speeds as reported by Andrew Davidson & Company or the prepayment speed implied in the mortgage backed security prices for newly created loans along with other assumptions to general an estimate of future cash flows.  The present value of estimated cash flows equals the fair value of the OMSR.  We capitalize the lower of fair value or cost of the OMSR.  Other than the estimate of public dealer consensus of prepayment speeds, significant fair value and cost estimates include:

➢

Servicing cost of $100 per loan annually

➢

Cash flow discount rate of generally 10% to 12%, depending on year of origination

➢

Short-term reinvestment rate on the float of payments to investors generally equal to the Federal Funds Sold rate

➢

Estimated future delinquent loans as a percentage of the serviced loan pool equal to .5%

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

4.

Significant declines in current market mortgage interest rates decrease the fair value of existing MSRs due to the increase in anticipated prepayments above the original assumed speed.  Accounting standards require that impairment testing be performed and that MSRs be recorded at the lower of fair value or amortized cost.  We perform quarterly impairment testing on our MSRs.  Actual prepayment speeds (based on our actual customer activity on a loan level basis) are compared to the assumed prepayment speed on the date of the last quarterly impairment testing (or the origination prepayment speed if a new loan).  The fair value assumptions other than prepayment speed are combined with the new estimated prepayment speed to create a new fair value.  An impairment allowance is recorded for any shortfall between the new fair value and the original cost after adjusting for past amortization and curtailments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of PSB’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

February 18, 2009

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2008 and 2007

(dollars in thousands except per share data)

Assets	2008	2007

Cash and due from banks	$ 12,307	$ 18,895
Interest-bearing deposits and money market funds	865	2,232

Cash and cash equivalents	13,172	21,127

Securities available for sale (at fair value)	102,930	97,214
Loans held for sale	245	365
Loans receivable, net	424,635	387,130
Accrued interest receivable	2,195	2,383
Foreclosed assets	521	653
Premises and equipment, net	10,929	11,082
Mortgage servicing rights, net	785	889
Federal Home Loan Bank stock (at cost)	3,250	3,017
Cash surrender value of bank-owned life insurance	9,969	8,728
Other assets	1,855	1,597

TOTAL ASSETS	$570,486	$534,185

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$ 54,233	$ 55,470
Interest-bearing	373,568	346,536

Total deposits	427,801	402,006

Federal Home Loan Bank advances	65,000	57,000
Other borrowings	25,631	26,407
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,423	4,425

Total liabilities	530,587	497,570

Stockholders’ equity:
Preferred stock – No par value:
Authorized – 30,000 shares; no shares issued or outstanding
Common stock – No par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,751,431 shares and 1,887,179 shares, respectively	1,751	1,887
Outstanding – 1,548,898 and 1,544,982 shares, respectively
Additional paid-in capital	5,856	9,493
Retained earnings	36,328	34,081
Accumulated other comprehensive income	1,450	423
Treasury stock, at cost – 202,533 and 342,197 shares, respectively	(5,486)	(9,269)

Total stockholders’ equity	39,899	36,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,486	$534,185

See accompanying notes to consolidated financial statement

Consolidated Statements of Income

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands except per share data)

	2008	2007	2006

Interest and dividend income:
Loans, including fees	$25,107	$27,283	$25,546
Securities:
Taxable	3,325	2,665	2,512
Tax-exempt	1,366	1,276	1,052
Other interest and dividends	109	333	403

Total interest and dividend income	29,907	31,557	29,513

Interest expense:
Deposits	11,602	13,905	12,636
Federal Home Loan Bank advances	2,541	2,490	2,477
Other borrowings	903	573	174
Junior subordinated debentures	454	454	454

Total interest expense	15,500	17,422	15,741

Net interest income	14,407	14,135	13,772
Provision for loan losses	885	480	495

Net interest income after provision for loan losses	13,522	13,655	13,277

Noninterest income:
Service fees	1,581	1,331	1,364
Mortgage banking	1,040	871	885
Investment and insurance sales commissions	460	592	530
Net loss on sale and writedown of securities	(991)	0	(472)
Increase in cash surrender value of bank-owned life insurance	369	270	201
Gain (loss) on sale of premises and equipment	(14)	13	390
Change in fair value of interest rate swap	0	32	(147)
Other operating income	762	595	525

Total noninterest income	3,207	3,704	3,276

Noninterest expense:
Salaries and employee benefits	6,844	6,921	7,057
Occupancy and facilities	1,943	1,868	1,827
Data processing and other office operations	962	796	741
Advertising and promotion	336	367	273
FDIC insurance premiums	284	46	50
Other operating expense	2,220	1,954	1,754

Total noninterest expense	12,589	11,952	11,702

Income before income taxes	4,140	5,407	4,851
Provision for income taxes	839	1,267	1,424

Net income	$ 3,301	$ 4,140	$ 3,427

Basic earnings per share	$ 2.14	$ 2.65	$ 2.08

Diluted earnings per share	$ 2.13	$ 2.64	$ 2.07

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2006	$1,887	$9,655	$28,561	$ (542)	$(4,076)	$35,485

Comprehensive income:
Net income			3,427			3,427
Unrealized gain on securities
available for sale, net of tax of $76				134		134
Reclassification adjustment for net security
loss, included in net income, net of tax of $169				303		303

Total comprehensive income						3,864

Purchase of treasury stock					(3,903)	(3,903)
Proceeds from stock options issued out of treasury		(10)			32	22
Cash dividends declared $.64 per share			(1,021)			(1,021)

Balance, December 31, 2006	1,887	9,645	30,967	(105)	(7,947)	34,447

Comprehensive income:
Net income			4,140			4,140
Unrealized gain on securities available
for sale, net of tax of $284				528		528

Total comprehensive income						4,668

Purchase of treasury stock					(1,700)	(1,700)
Proceeds from stock options issued out of treasury		(152)			378	226
Cash dividends declared $.66 per share			(1,026)			(1,026)

Balance, December 31, 2007	1,887	9,493	34,081	423	(9,269)	36,615

Comprehensive income:
Net income			3,301			3,301
Unrealized gain on securities
available for sale, net of tax of $220				427		427
Reclassification adjustment for net security
loss, included in net income, net of tax of $391				600		600

Total comprehensive income						4,328

Return treasury stock to unissued shares	(136)	(3,541)			3,677	0
Grants of restricted stock		(106)			106	0
Vesting of restricted stock		10				10
Cash dividends declared $.68 per share			(1,051)			(1,051)
Cash dividends declared on unvested restricted stock			(3)			(3)

Balance, December 31, 2008	$1,751	$5,856	$36,328	$ 1,450	$(5,486)	$39,899

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands except per share data)

	2008	2007	2006

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$ 3,301	$ 4,140	$ 3,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,648	1,489	1,660
Benefit for deferred income taxes	(763)	(320)	(415)
Provision for loan losses	885	480	495
Deferred net loan origination costs	(557)	(498)	(568)
Proceeds from sales of loans held for sale	61,882	36,358	31,688
Originations of loans held for sale	(61,157)	(35,406)	(32,402)
Gain on sale of loans	(888)	(463)	(499)
Provision for (recapture of) mortgage servicing rights valuation allowance	158	(21)	(41)
Net (gain) loss on sale of premises and equipment	14	(13)	(390)
Realized loss on sale and writedown of securities available for sale	991	0	472
Net (gain) loss on sale of foreclosed assets	(23)	(4)	18
Increase in cash surrender value of bank owned life insurance	(369)	(270)	(201)
Changes in operating assets and liabilities:
Accrued interest receivable	188	81	(219)
Other assets	54	(231)	543
Accrued expenses and other liabilities	(2)	174	343

Net cash provided by operating activities	5,362	5,496	3,911

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	25,281	21,063	12,405
Proceeds from sale of securities available for sale	0	0	16,864
Payment for purchase of securities available for sale	(30,242)	(37,293)	(27,576)
Purchase of Federal Home Loan Bank stock	(233)	0	0
Net (increase) decrease in loans	(39,013)	(18,248)	1,066
Capital expenditures	(780)	(502)	(201)
Proceeds from sale of premises and equipment	12	0	850
Proceeds from sale of foreclosed assets	565	124	1,038
Purchase of bank-owned life insurance	(872)	(2,558)	(894)

Net cash provided by (used in) investing activities	(45,282)	(37,414)	3,552

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands except per share data)

	2008	2007	2006

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$ (1,237)	$ 387	$ (6,262)
Net increase (decrease) in interest-bearing deposits	27,032	10,204	(2,859)
Net increase (decrease) in Federal Home Loan Bank advances	8,000	(3,000)	6,000
Net increase (decrease) in other borrowings	(776)	22,412	(502)
Dividends declared	(1,054)	(1,026)	(1,021)
Proceeds from exercise of stock options	0	226	22
Purchase of treasury stock	0	(1,700)	(3,903)

Net cash provided by (used in) financing activities	31,965	27,503	(8,525)

Net decrease in cash and cash equivalents	(7,955)	(4,415)	(1,062)
Cash and cash equivalents at beginning	21,127	25,542	26,604

Cash and cash equivalents at end	$ 13,172	$ 21,127	$ 25,542

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 15,666	$ 17,397	$ 15,639
Income taxes	1,631	1,900	1,605

Noncash investing and financing activities:
Loans charged off	$ 284	$ 134	$ 264
Loans transferred to foreclosed assets	410	309	1,135
Grants of unvested restricted stock at fair value	100	0	0
Vesting of restricted stock	10	0	0

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

Principles of Consolidation

The consolidated financial statements include the accounts of PSB Holdings, Inc. and its subsidiary, Peoples State Bank.  Peoples State Bank owns and operates a Nevada subsidiary, PSB Investments, Inc., to manage the Bank’s investment securities.  All significant intercompany balances and transactions have been eliminated.  The accounting and reporting policies of PSB conform to accounting principles generally accepted in the United States and to the general practices within the banking industry.  Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary, Peoples State Bank.

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

In sales of mortgage loans to the Federal Home Loan Bank (FHLB) prior to November 2008, PSB retained a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee.  When applicable, PSB records a recourse liability to provide for potential credit losses.  Because the loans involved in these transactions are similar to those in PSB’s loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to “Allowance for Loan Losses”).

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

Management maintains the allowance for loan losses at a level to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  In accordance with current accounting standards, the allowance is provided for losses that have been incurred based on events that have occurred as of the balance sheet date.  The allowance is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Mortgage Servicing Rights

PSB services the single-family mortgages it sells to the FHLB and Federal National Mortgage Association (FNMA).  Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due.  When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate.  PSB generally earns a servicing fee of 25 basis points on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and payment float.  Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

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

The carrying value of OMSR recorded in PSB’s consolidated balance sheets (“mortgage servicing rights” or MSRs) is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets.  In valuing MSRs, PSB stratifies the loans by year of origination, term of the loan, and range of interest rates within each term.  If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against PSB’s loan servicing fee income, which is included as a component of mortgage banking revenue.  The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

Federal Home Loan Bank Stock

As a member of the FHLB system, PSB is required to hold stock in the FHLB based on the level of borrowings advanced to PSB.  This stock is recorded at cost, which approximates fair value.  The stock is evaluated for impairment on an annual basis.  Transfer of the stock is substantially restricted.

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

Rate Lock Commitments

PSB enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Rate lock commitments are recorded at fair value at period-end and classified as other assets on the consolidated balance sheets.  Changes in the fair value of rate lock  commitments during the period are reflected in the current period’s income statement as mortgage banking income.  The fair value of rate lock commitments includes the estimated gain on sale of the loan to the secondary market agency plus the estimated value of originated mortgage servicing rights on loans expected to be closed.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Segment Information

PSB, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin.  These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler’s checks, and cashier’s checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and wealth management.  While PSB’s chief decision makers monitor the revenue streams of various PSB products and services, operations are managed and financial performance is evaluated on a companywide basis.  Accordingly, all of PSB’s banking operations are considered by management to be aggregated in one reportable operating segment.

Stock-Based Compensation

PSB uses the fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is normally the vesting period.

Accumulated Other Comprehensive Income (Loss)

PSB’s accumulated other comprehensive income (loss) is composed of the unrealized gain (loss) on securities available for sale, net of tax, and is shown on the consolidated statements of changes in stockholders’ equity.

Current Accounting Changes

In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which was effective for financial statements issued after January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at period-end and establishes a three-level hierarchy for fair value measurement.  SFAS No. 157 also expands disclosure about instruments measured at fair value and how changes in fair value have impacted net income.  PSB adopted this statement during the quarter ended March 31, 2008 (except as delayed for nonfinancial assets and liabilities), which had no material effect on its financial statements.

FASB Staff Position (FSP) on SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008.  PSB elected to delay the application of SFAS No. 157 to nonfinancial assets and liabilities including foreclosed assets held at March 31, 2008.

FSP on SFAS No. 157-3 provides clarification regarding application of SFAS No. 157 to value financial assets exchanged in a market that is not active.  This FSP on SFAS No. 157-3 codified a joint Securities and Exchange Commission and FASB position published on September 30, 2008.  PSB adopted this statement on September 30, 2008, which had no material effect on its financial statements.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The FASB Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued during 2006, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, was issued during 2007 to be effective for PSB on January 1, 2008.  These EITF issues clarify that deferred compensation or postretirement or postemployment benefits should be accounted for separately from the related investments in spilt-dollar bank-owned life insurance (BOLI).  The benefits of the life insurance investment should be calculated based on the substantive agreement and the plan costs accrued for over the requisite service period.  Adoption of EITF Issues No. 06-4 and 06-10 did not have a material effect on PSB’s financial condition or results of operations.

In 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45.  This FSP addresses disclosures concerning credit derivatives (as defined) and expands disclosures of guarantors regarding current status of the payment/performance risk.  While PSB does not maintain any credit derivatives, PSB does guarantee to third parties the credit performance on certain customers.  Adoption of this statement on December 31, 2008 did not have a significant effect on PSB’s financial statements.

In 2008, the FASB issued FSP 140-4 and FIN 46R-8, Disclosures by Public Entities About Transfers of Financial Assets and Interests in Variable Interest Entities.  This FSP requires additional disclosures about transfer of financial assets.  PSB is not a sponsor of variable interest entities and does not expect to be such a sponsor in the future.  However, the FSP does include additional disclosure associated with loan participations sold to other parties in which the risk and benefits of the underlying loan are not shared equally or on the same basis.  Adoption of this statement on December 31, 2008 did not have a significant effect on PSB’s financial statements.

In 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Among other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS No. 155 is effective for all financial instruments acquired or issued by PSB beginning January 1, 2007.  The adoption of SFAS No. 155 did not have a significant effect on PSB’s financial statements.

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

In 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in PSB’s tax returns.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 became effective for PSB on January 1, 2007.  Upon adoption, PSB had no significant uncertain tax positions with a potentially material liability, and the adoption of FIN 48 did not have a significant effect on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities and requires enhanced disclosures about such activities.  SFAS No. 161 is effective for periods beginning January 1, 2009.  The adoption of this statement will require PSB to expand its disclosures on its derivative and hedging activities; however, PSB does not expect adoption of this statement to have a significant effect on its financial statements.

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

NOTE 2

CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits.  The total required reserve balance was approximately $25 and $249 at December 31, 2008 and 2007, respectively.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks that are participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program.  Consequently, all account balances with correspondent banks, except the FHLB, are guaranteed through December 31, 2009.  PSB also maintains cash balances in money market funds.  Such balances are not insured.  Uninsured cash and cash equivalent balances totaled $865 and $18,504 at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 3

SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$ 11,988	$ 519	$ 0	$ 12,507
Obligations of states and political subdivisions	36,982	588	306	37,264
Mortgage-backed securities	36,417	1,305	9	37,713
Collateralized mortgage obligations	13,516	231	3	13,744
Nonrated trust preferred securities	1,650	0	27	1,623
Other equity securities	98	0	19	79

Totals	$100,651	$2,643	$364	$102,930

December 31, 2007

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$ 22,516	$ 311	$ 1	$ 22,826
Obligations of states and political subdivisions	33,272	336	73	33,535
Mortgage-backed securities	30,877	163	50	30,990
Collateralized mortgage obligations	7,710	27	72	7,665
Nonrated trust preferred securities	2,150	0	0	2,150
Other equity securities	48	0	0	48

Totals	$ 96,573	$ 837	$196	$ 97,214

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Nonrated trust preferred securities at December 31, 2008 and 2007 consist of obligations issued by three holding companies headquartered in Wisconsin.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2008

Obligations of states and political subdivisions	$5,849	$248	$ 2,327	$ 58	$ 8,176	$306
Mortgage-backed securities	292	5	522	4	814	9
Collateralized mortgage obligations	662	1	1,637	2	2,299	3
Nonrated trust preferred securities	1,623	27	0	0	1,623	27
Other equity securities	31	19	0	0	31	19

Total temporarily impaired securities	$8,457	$300	$ 4,486	$ 64	$12,943	$364

2007

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$ 0	$ 0	$ 999	$ 1	$ 999	$ 1
Obligations of states and political subdivisions	3,305	26	4,397	47	7,702	73
Mortgage-backed securities	1,128	12	3,893	38	5,021	50
Collateralized mortgage obligations	0	0	5,216	72	5,216	72

Total temporarily impaired securities	$4,433	$ 38	$14,505	$158	$18,938	$196

At December 31, 2008, 43 debt and equity securities had unrealized losses with aggregate depreciation of 2.74% from the amortized cost basis.  These unrealized losses relate principally to increased credit spreads to U.S. Treasury securities in certain investment securities.  Investor demands for higher municipal debt security returns decreased the value of existing fixed rate investments in obligations of states and political subdivisions, despite a decline in U.S. Treasury rates.  The unrealized losses are not due to changes in the financial condition of the issuers.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements.  Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities available for sale at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$ 5,270	$ 5,366
Due after one year through five years	21,651	22,352
Due after five years through ten years	13,709	13,926
Due after ten years	9,990	9,750

Subtotals	50,620	51,394
Mortgage-backed securities and collateralized mortgage obligations	49,933	51,457

Totals	$100,553	$102,851

Securities with a fair value of $43,216 and $42,938 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During 2008, PSB realized a loss of $991 ($600 after-tax benefits) on recognition of other than temporary impairment to the historical cost basis of its investment in FNMA preferred stock.  At December 31, 2008, the preferred stock carried a new historical cost basis of $50 and was recorded at its fair value of $31.

There was no sale of securities during 2007 and 2008.  During 2006, proceeds from the sale of securities totaled $16,864 with a gross loss of $472 ($303 after-tax benefits).

NOTE 4

LOANS

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2008	2007

Commercial, industrial, and municipal	$131,539	$109,639
Commercial real estate mortgage	176,411	153,266
Residential real estate mortgage	77,768	84,180
Real estate construction	25,545	36,422
Residential real estate home equity	20,923	16,988
Consumer and individual	4,559	4,325

Subtotals	436,745	404,820
Net deferred loan costs	345	321
Loans in process of disbursement	(6,934)	(13,161)
Allowance for loan losses	(5,521)	(4,850)

Net loans receivable	$424,635	$387,130

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest.  The rate of interest on some of these loans is capped over the life of the loan.  At December 31, 2008 and 2007, PSB held $17,623 and $18,985, respectively, of variable rate loans with interest rate caps.  At December 31, 2008, none of the loans had reached the interest rate cap.  At December 31, 2007, $9,210 had reached the interest rate cap.

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

	2008	2007

Loans outstanding at beginning	$ 7,217	$ 7,423
New loans	7,554	2,735
Repayments	(5,825)	(2,941)

Loans outstanding at end	$ 8,946	$ 7,217

At December 31, 2008 and 2007, PSB had total loans receivable of approximately $5,902 and $5,963, respectively, from one related party.

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2008	2007	2006

Impaired loans without a valuation allowance	$3,490	$1,172	$3,105
Impaired loans with a valuation allowance	6,195	768	1,078

Total impaired loans	$9,685	$1,940	$4,183

Valuation allowance related to impaired loans	$ 547	$ 220	$ 270

	Years Ended December 31,
	2008	2007	2006

Average recorded investment, net of allowance for loan losses	$9,862	$2,894	$4,286

Interest income recognized	$ 369	$ 303	$ 279

Interest income recognized on a cash basis on impaired loans	$ 0	$ 0	$ 0

No additional funds are committed to be advanced in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2008 and 2007 were $10,590 and $3,144, respectively.  There were no loans past due 90 days or more but still accruing income at December 31, 2008 and 2007.

An analysis of the allowance for loan losses for the three years ended December 31 follows:

	2008	2007	2006

Balance, January 1	$4,850	$4,478	$4,180
Provision charged to operating expense	885	480	495
Recoveries on loans	70	26	67
Loans charged off	(284)	(134)	(264)

Balance, December 31	$5,521	$4,850	$4,478

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2008, PSB serviced payments on $182,601 of first lien residential loan principal under these terms for the FHLB.  At December 31, 2008, the maximum PSB obligation for such guarantees would be approximately $2,350 if total foreclosure losses on the entire pool of loans exceed approximately $4,247.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.  PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible losses.

At December 31, 2008, PSB had originated and sold $4,864 of commercial and commercial real estate loans to other participating financial institutions to accommodate customer credit needs and maintain compliance with internal and external large borrower limits.  Likewise, at December 31, 2008, PSB had purchased $15,232 of commercial and commercial real estate loans originated by other Wisconsin based financial institutions as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers.  PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB and no servicing right asset or liability has been recognized on these relationships.  Except for one participation purchased loan totaling $998 (on which the originating bank bears all risk of principal loss), any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

NOTE 5

MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $185,905 and $170,951 at December 31, 2008 and 2007, respectively.  The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total

Balance at January 1, 2006	$ 979	$ (99)	$ 880

Additions from originated servicing	148	0	148
Amortization charged to earnings	(161)	0	(161)
Change in valuation allowance charged to earnings	0	41	41

Balance at December 31, 2006	966	(58)	908

Additions from originated servicing	130	0	130
Amortization charged to earnings	(170)	0	(170)
Change in valuation allowance charged to earnings	0	21	21

Balance at December 31, 2007	926	(37)	889

Additions from originated servicing	360	0	360
Amortization charged to earnings	(306)	0	(306)
Change in valuation allowance charged to earnings	0	(158)	(158)

Balance at December 31, 2008	$ 980	$(195)	$ 785

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The table below summarizes the components of PSB’s mortgage banking income for the three years ending December 31, 2008.

	Years Ending December 31,
	2008	2007	2006

Cash gain on sale of mortgage loans	$ 368	$ 327	$ 287
Originated mortgage servicing rights	360	130	148
Change in accrued mortgage rate lock commitments	160	0	0

Gain on sale of mortgage loans	888	457	435

Mortgage servicing fee income	458	425	428
FHLB credit enhancement fee income	158	138	142
Amortization of mortgage servicing rights	(306)	(170)	(161)
Change in servicing right valuation allowance	(158)	21	41

Loan servicing fee income, net	152	414	450

Mortgage banking income	$1,040	$ 871	$ 885

NOTE 6

PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31 follows:

	2008	2007

Land	$ 2,235	$ 2,235
Buildings and improvements	9,209	9,313
Furniture and equipment	5,783	5,623

Total cost	17,227	17,171
Less – Accumulated depreciation and amortization	6,298	6,089

Totals	$10,929	$11,082

Depreciation and amortization charged to operating expenses amounted to $907 in 2008, $889 in 2007, and $904 in 2006.

During 2006, PSB sold vacant land held for potential future branching and recognized a gain on sale of premises and equipment totaling $390.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease.  PSB has the option to renew the noncancelable branch location lease for one additional two-year term upon expiration in May 2010.  The lease is classified as operating.  Future minimum payments under the noncancelable lease total $50 and $21 during 2009 and 2010, respectively.

Rental expense for all operating leases was $66, $65, and $64, for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 7

DEPOSITS

The distribution of deposits at December 31 is as follows:

	2008	2007

Non-interest-bearing demand	$ 54,233	$ 55,470
Interest-bearing demand (NOWs)	83,397	72,513
Savings	21,953	20,470
Money market	71,320	74,171
Retail time	132,049	128,682
Wholesale market and national time	64,849	50,700

Total deposits	$427,801	$402,006

The scheduled maturities of time deposits at December 31, 2008, are summarized as follows:

2009	$122,788
2010	45,538
2011	11,993
2012	8,427
2013	8,152

Total	$196,898

Time deposits with individual balances of $100 and over totaled $127,278 and $108,049 at December 31, 2008 and 2007, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2008 and 2007 totaled $3,872 and $3,982, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 8

FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2008

Adjustable rate, interest only	2009	0.39%	0.39%	$ 3,000
Fixed rate, interest only	2009	2.88%-4.50%	3.79%	23,100
Fixed rate, interest only	2010	3.24%-4.88%	4.24%	20,400
Fixed rate, interest only	2011	3.38%-3.71%	3.60%	7,500
Fixed rate, interest only	2012	3.94%-4.06%	4.02%	8,000
Fixed rate, interest only	2013	3.26%-3.75%	3.59%	3,000

Totals			3.77%	$65,000

2007

Adjustable rate, interest only	2008	4.40%	4.40%	$ 4,000
Fixed rate, interest only	2008	3.90%-5.39%	4.78%	18,000
Fixed rate, interest only	2009	3.48%-4.50%	3.96%	19,000
Fixed rate, interest only	2010	4.32%-4.88%	4.49%	16,000

Totals			4.40%	$57,000

The rate on the adjustable rate FHLB advances at December 31, 2008, resets daily based on a spread over the FHLB’s effective federal funds rate.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  PSB may draw upon an FHLB open line of credit up to approximately 65% of unencumbered 1-4 family residential first mortgage loans and 46% of residential junior mortgage loans pledged as collateral out of its portfolio.  The FHLB advances are also secured by $3,250 of FHLB stock owned by PSB at December 31, 2008.  PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $77,842 based on pledged performing residential real estate mortgage collateral totaling $131,485 as of December 31, 2008.  At December 31, 2008, PSB’s available and unused portion of this line of credit totaled approximately $12,842.  PSB also has, under a current agreement with the FHLB, an ability to borrow up to $31,462 by pledging securities available for sale and interest-bearing deposits held with the FHLB.

FHLB advances drawn by PSB totaling greater than $65,000 would require PSB to purchase additional shares of FHLB capital stock.  FHLB capital stock does not currently pay dividends and transfer of the stock is substantially restricted.

NOTE 9

OTHER BORROWINGS

Other borrowings consist of the following obligations at December 31 as follows:

	2008	2007

Federal funds purchased	$ 2,505	$ 2,492
Short-term repurchase agreements	1,638	1,789
Long-term repurchase agreements	988	1,626
Wholesale structured repurchase agreements	20,500	20,500

Total other borrowings	$25,631	$26,407

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $25,225 and $24,765 at December 31, 2008 and 2007, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

	2008	2007	2006

As of end of year:
Weighted average rate	3.27%	4.23%	3.42%
For the year:
Highest month-end balance	$39,206	$26,407	$19,728
Daily average balance	$25,023	$12,911	$ 4,719
Weighted average rate	3.61%	4.44%	3.69%

The wholesale structured repurchase agreements are with JP Morgan Chase Bank N.A. and carry fixed and adjustable rates.  Adjustable rates during the initial lock-out period change quarterly based on the three-month London Interbank Offered Rate (LIBOR) subject to a rate cap equal to the fixed put rate.  Following initial lock-out periods, the repurchase agreements may be put back by the issuer to PSB or convert to predetermined fixed rates for the remaining outstanding term if the put is not exercised.  The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2008:

Optional Put	Maturity Date	Current Rate	Fixed Put Rate	Amount

N/A	March 5, 2010	4.650%	4.650%	$ 7,000
November 1, 2009	November 1, 2014	2.568%	4.335%	8,000
November 1, 2010	November 1, 2017	4.090%	4.090%	5,500

Totals		3.687%	4.377%	$20,500

PSB maintained a line of credit at the parent holding company level with U.S. Bank for advances up to $3 million which expires on February 27, 2009.  The line carries a variable rate of interest based on changes in the one-month LIBOR.  At December 31, 2008, PSB had violated a covenant of the line of credit, as the sum of nonaccrual loans and foreclosed property exceeded two percent of total gross loans and foreclosed property with an actual ratio of 2.58%.  PSB obtained a written waiver of this covenant violation from the lender.  As of December 31, 2008 and 2007, no advances were outstanding on the line of credit.  PSB will renew the line of credit with U.S. Bank on February 27, 2009, for $1 million.

NOTE 10

JUNIOR SUBORDINATED DEBENTURES

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005.  The subordinated debentures mature in 2035 and carry an initial fixed rate of 5.82% until September 2010.  Following the fixed period, the rate is adjusted quarterly to the three month LIBOR plus 1.70%.  Total interest expense on the junior subordinate debentures was $454 in 2008 and 2007, respectively.  The subordinated debentures may be called by PSB in part or in full on September 15, 2010, and quarterly thereafter.

PSB has fully and unconditionally guaranteed all the obligations of the Trust.  The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities to the extent of the funds held by the Trust.  The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes.

NOTE 11

RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees.  Beginning in 2008, PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary.  Prior to 2008, PSB matched 50% of employees’ salary deferrals up to the first 6% of pay deferred.  PSB also may declare a discretionary profit sharing contribution.  The expense recognized for contributions to the plan for the years ended December 31, 2008, 2007, and 2006 was $356, $309, and $310, respectively.

PSB maintains deferred compensation agreements with certain executives.  PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred.  PSB directors may elect to defer earned directors’ fees into a separate deferred directors' fees plan.  No PSB match is made on directors’ fees deferred.  Beginning in 2008, cumulative deferred balances earn a crediting rate generally equal to 100% of PSB's return on average equity subject to a maximum crediting rate of 15% per year.  Prior to 2008, the crediting rate was equal to 50% of PSB’s return on equity.  The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15-years following each participant's normal retirement date.  PSB is accruing this liability over the participant’s remaining periods of service.  The liability outstanding under the agreements was $1,504 and $1,187 at December 31, 2008 and 2007, respectively.  The amount charged to operations was $160, $62, and $99, for 2008, 2007, and 2006, respectively.

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired bank officers and their spouses.  Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005.  Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement.  Plan benefits for these retired officers continue until the officer’s death.  No current employees are eligible for benefits under this plan.  At December 31, 2008, there were five retirees receiving benefits.  The liability for future postretirement health care benefits was $134 and $152 at December 31, 2008 and 2007, respectively.  Postretirement health care benefit plan (income) expense was ($12), ($22), and ($38) in 2008, 2007, and 2006, respectively.

Prior to 2008, PSB entered into severance agreements with former executives that provided lump sum payments or continuation of salary called for under previous employment agreements and health insurance premium costs until reaching age 65.  The liability for benefits under the agreements was $26 and $112 at December 31, 2008 and 2007, respectively.  Severance plan expense recorded by PSB for all executive severance agreements totaled $4, $146, and $167, in 2008, 2007, and 2006, respectively.

NOTE 12

SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $55 per year for each individual with no stop-loss per year for participants in the aggregate.  Coverages in 2009 will be $55 per individual with no stop-loss for participants in the aggregate.  PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums.  Medical benefit plan costs are expensed as incurred.  The liability recognized for claims incurred but not yet paid was $118 and $101 as of December 31, 2008 and 2007, respectively.  Health and dental insurance expense recorded in 2008, 2007, and 2006 was $828, $700, and $773, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 13

INCOME TAXES

The components of the provision for income taxes are as follows:

	2008	2007	2006

Current income tax provision:
Federal	$1,287	$1,300	$1,522
State	315	287	317

Total current	1,602	1,587	1,839

Deferred income tax benefit:
Federal	(593)	(281)	(346)
State	(170)	(39)	(69)

Total deferred	(763)	(320)	(415)

Total provision for income taxes	$ 839	$1,267	$1,424

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2008		2007		2006
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$1,408	34.0	$1,838	34.0	$1,649	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(536)	(12.9)	(484)	(9.0)	(402)	(8.3)
Federal tax refund	0	0.0	(200)	(3.7)	0	0.0
Bank-owned life insurance	(125)	(3.0)	(92)	(1.7)	(68)	(1.4)
State income tax	96	2.3	164	3.0	164	3.4
Other	(4)	(0.1)	41	0.8	81	1.7

Provision for income taxes	$ 839	20.3	$1,267	23.4	$1,424	29.4

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities.  The major components of the net deferred tax assets are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$2,090	$1,762
Deferred compensation and directors' fees	593	468
Federal National Mortgage Association preferred stock	391	0
State net operating loss	150	112
Postretirement health care benefits	53	60
Accrued interest receivable	205	107
Other	17	132
Valuation allowances	(150)	(112)

Gross deferred tax assets	3,349	2,529

Deferred tax liabilities:
Premises and equipment	660	583
Mortgage servicing rights	309	350
FHLB stock	326	326
Unrealized gain on securities available for sale	829	218
Deferred net loan origination costs	141	130
Prepaid expenses	115	105

Gross deferred tax liabilities	2,380	1,712

Net deferred tax asset	$ 969	$ 817

PSB pays state income taxes on individual, unconsolidated net earnings.  At December 31, 2008, net operating loss carryforwards of the parent company of approximately $2,795 existed to offset future state taxable income.  These net operating losses will begin to expire in 2012.  A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income.  If realized, the tax benefit for this item will reduce current tax expense for that period.  The valuation allowance increased $38 and $27 in 2008 and 2007, respectively.

The Internal Revenue Service audited PSB’s federal income tax returns for 1999 through 2002 and disallowed a portion of the Bank’s interest deductions for such years.  The IRS believed that municipal bonds owned by PSB’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing PSB’s allowable interest expense deductions.  In 2007, the United States Tax Court ruled in PSB’s favor on all significant points of the case and the IRS did not appeal that decision.  PSB has received a refund of previous tax and interest paid based on the Tax Court ruling.  Recognition of the refund plus interest reduced federal income tax expense by approximately $200 during 2007.

NOTE 14

INTEREST RATE SWAP

During 2005, PSB entered into an interest rate swap contract originally classified as a fair value hedge that converted the fixed rate payments on certain wholesale broker certificates of deposit to variable rates of interest.  The interest rate risk management strategy was to change fixed brokered time deposit interest payments to a floating rate payment to better match adjustable rate commercial loans.  During 2006, PSB determined this swap did not qualify for the “short-cut accounting method.”  Eliminating the application of fair value hedge accounting in 2006 reversed the fair value adjustment originally made to the brokered certificate generating a pretax loss from the net change in fair value of the interest rate swap of $147.  During 2007, the swap liability was prepaid with a final payment of $115.  No interest rate swaps were outstanding at December 31, 2008, and 2007.

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

	2008	2007

Commitments to extend credit – Fixed and variable rates	$ 66,031	$65,004
Commercial standby letters of credit – Variable rate	12,733	5,363
Unused home equity lines of credit – Primarily variable rate	18,675	17,453
Unused credit card commitments – Variable rate	3,139	3,110
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	2,350	1,539

Totals	$102,928	$92,469

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

Unfunded commitments under home equity lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit are secured by residential mortgages not to exceed the collateral property fair market value upon origination and may or may not contain a specific maturity date.

Credit card commitments are commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp).  These commitments are unsecured.

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”).  In addition to entering into forward commitments to sell mortgage loans to various secondary market agency providers, PSB enters into firm commitments to deliver loans to the FHLB through the Program.  Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans.  PSB had approximately $16.8 million in firm commitments outstanding to deliver loans through the Program at December 31, 2008 from rate lock commitments made with customers.  Once delivered to the Program, until November 2008, PSB provided a contractually agreed-upon credit enhancement with the commitment to perform servicing of the loans.  Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum.  PSB received a fee for this credit enhancement.  PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.  As of December 31, 2008, PSB no longer delivered loans to the FHLB or other secondary market agency providers that required a credit enhancement guarantee.

Guarantee Credit Risk

PSB has guaranteed repayment of a certain customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate.  The total principal amount guaranteed by PSB totaled $6,853 and $5,607 at December 31, 2008 and 2007, respectively.  The letter of credit guarantee expires in 2010 while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at estimated fair market value and totaled $99 and $84 at December 31, 2008 and 2007, respectively.  Income recognized on the guarantee totaled $41 during 2008 and $16 during 2007.  PSB’s customer has made all required payments to the various counterparties associated with the transaction and is considered to represent lower than average credit risk.

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

NOTE 16

STOCK BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant.  Options may be exercised anytime after the option grant’s six-month anniversary.  These options expire ten years after the grant date and all currently unexercised options will expire between December 2011 and April 2012.  As of December 31, 2008, all 4,476 options outstanding were eligible to be exercised at an average exercise price ranging from $15.80 to $16.83 per share.  The following table summarizes information regarding stock options outstanding at December 31, 2008, and activity during the three years ended December 31, 2008, 2007, and 2006.

		Weighted
		Average
	Shares	Price

January 1, 2006	20,971	$16.06
Options granted	0
Options exercised	(1,385)	15.83
Option forfeited	0

December 31, 2006	19,586	16.08
Options granted	0
Options exercised	(14,026)	16.14
Option forfeited	(1,084)	15.83

December 31, 2007	4,476	15.96
Options granted	0
Options exercised	0
Option forfeited	0

December 31, 2008	4,476	$15.96

No common stock options were issued and no expense was recorded in the three years ended December 31, 2008.  As of December 31, 2008, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

The total estimated intrinsic value of options exercised during 2008, 2007, and 2006 was $0, $170, and $21, respectively.  Cash received from options exercised during 2008, 2007, and 2006 was $0, $226, and $22, respectively.  There were no significant tax benefits realized for tax deductions from the exercise of stock options during the three years ended December 31, 2008.

During 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During 2008, total compensation expense of $10 (before tax benefit of $4) was recorded from amortization of restricted shares expected to vest upon the initial vesting date.  Future projected compensation expense assuming all restricted shares eventually vest to employees would be $10 in 2009, and $20 during 2010, 2011, 2012, and 2013, respectively, before tax benefits.  As of December 31, 2008, all 3,916 shares of restricted stock remained unvested.

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk weighted assets):
Consolidated	$51,373	10.63%	$38,680	8.00%	N/A	N/A
Peoples State Bank	$50,754	10.50%	$38,677	8.00%	$48,346	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$45,852	9.48%	$19,340	4.00%	N/A	N/A
Peoples State Bank	$45,233	9.36%	$19,339	4.00%	$29,008	6.00%

Tier I capital (to average assets):
Consolidated	$45,852	8.19%	$22,402	4.00%	N/A	N/A
Peoples State Bank	$45,233	8.08%	$22,400	4.00%	$28,001	5.00%

As of December 31, 2007:
Total capital (to risk weighted assets):
Consolidated	$48,453	11.36%	$34,133	8.00%	N/A	N/A
Peoples State Bank	$47,710	11.18%	$34,132	8.00%	$42,665	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$43,603	10.22%	$17,067	4.00%	N/A	N/A
Peoples State Bank	$42,860	10.05%	$17,066	4.00%	$25,599	6.00%

Tier I capital (to average assets):
Consolidated	$43,603	8.39%	$20,795	4.00%	N/A	N/A
Peoples State Bank	$42,860	8.24%	$20,794	4.00%	$25,993	5.00%

NOTE 18

EARNINGS PER SHARE

Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Unvested but issued restricted stock shares are not considered to be outstanding for purposes of calculating weighted average number of shares outstanding to determine basic earnings per share or included to determine net book value per share.  However, unvested restricted shares are included as outstanding shares as of year-end as disclosed in the consolidated balance sheet.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding in addition to issued but unvested restricted stock shares under incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  All stock options and restricted stock are assumed to be 100% vested for purposes of the diluted earnings per share computations.  The computation of earnings per share for the years ended December 31 are as follows:

	2008	2007	2006

Weighted average shares outstanding	1,544,982	1,565,212	1,645,603
Effect of dilutive stock options outstanding	1,347	4,851	9,582
Effect of dilutive unvested restricted stock outstanding	0	0	0

Diluted weighted average shares outstanding	1,546,329	1,570,063	1,655,185

Basic earnings per share	$2.14	$2.65	$2.08

Diluted earnings per share	$2.13	$2.64	$2.07

NOTE 19

RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB.  At December 31, 2008, management believes that maintaining the regulatory framework of the Bank at the well capitalized level will effectively restrict potential dividends from the Bank to an amount less than $2,408.

NOTE 20

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, PSB adopted SFAS No. 157, Fair Value Measurements.  This statement describes three levels of inputs that may be used to measure fair value (the fair value hierarchy).  The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

Level 1 – Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 – Fair value measurement is based on 1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for identical or similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 – Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data.  Level 3 measurements reflect PSB’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as impaired loans and mortgage servicing rights, are measured at fair value on a nonrecurring basis.

In accordance with FAS 157-2, Effective Date of FASB Statement No. 157, PSB has only partially applied FAS No. 157 as of December 31, 2008.  PSB has not applied the provisions of FAS No. 157 to foreclosed assets.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities available for sale – Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  Level 1 securities include equity securities traded on a national exchange.  The fair value measurement of a Level 1 security is based on the quoted price of the security.  Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.  Level 3 securities include trust preferred securities that are not traded in a market.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

Loans held for sale – Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired (see Note 1) are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements.

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired (see Note 1) are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement.

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is measured on a nonrecurring basis and is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement.

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2008 follows.

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$102,930	$0	$101,260	$1,670
Loans held for sale	245	0	245	0

Total assets	$103,175	$0	$101,505	$1,670

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008:

Securities
Available
for Sale

Balance at January 1, 2008:	$2,198
Net realized and unrealized gains included in other comprehensive income	(28)
Purchases, issuances, and settlements	(500)

Balance at December 31, 2008	$1,670

Net gain in earnings attributable to the change in unrealized gains and losses of
assets still held at December 31, 2008	$ 0

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 follows.

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$ 9,138	$0	$0	$ 9,138
Mortgage servicing rights	785	0	0	785
Mortgage rate lock commitments	160	0	0	160

Total assets	$10,083	$0	$0	$10,083

Liabilities - Guarantee liability	$99	$0	$0	$ 99

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Loans with a carrying amount of $9,685 were considered impaired and were written down to their estimated fair value of $9,138.  As a result, PSB recognized a valuation allowance and a provision for loan losses totaling $547 during the year ended December 31, 2008.

Mortgage servicing rights with a carrying amount of $980 were considered impaired and were written down to their estimated fair value of $785, resulting in an impairment charge of $158, which was included in earnings for the year ended December 31, 2008.

PSB estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value.  The following methods and assumptions were used by PSB to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents - Fair value approximates the carrying value.

Loans – Fair value of variable rate loans that reprice frequently are based on carrying values.  Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings.  Fair value of impaired and other nonperforming loans are estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

Federal Home Loan Bank stock – Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

Accrued interest receivable and payable – Fair value approximates the carrying value.

Cash value of life insurance – Fair value is based on reported values of the assets.

Deposits – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date.  Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

FHLB advances and other borrowings – Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made.  Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of these borrowings.

Junior subordinated debentures – Fair value of fixed rate, fixed term debentures is estimated by discounting future cash flows using the current rates at which similar borrowings would be made.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$ 13,172	$ 13,172	$ 21,127	$ 21,127
Securities	102,930	102,930	97,214	97,214
Net loans receivable and loans held for sale	424,880	428,306	387,495	387,732
Accrued interest receivable	2,195	2,195	2,383	2,383
Mortgage servicing rights	785	785	889	889
Mortgage rate lock commitments	160	160	0	0
FHLB stock	3,250	3,250	3,017	3,017
Cash surrender value of life insurance	9,969	9,969	8,728	8,728

Financial liabilities:

Deposits	$427,801	$430,757	$402,006	$402,281
FHLB advances	65,000	67,616	57,000	57,531
Other borrowings	25,631	27,569	26,407	26,855
Junior subordinated debentures	7,732	6,991	7,732	7,515
Accrued interest payable	1,238	1,238	1,404	1,404
Guarantee liability	99	99	84	84

NOTE 21

CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheets as of December 31, 2008 and 2007, and condensed statements of income and cash flows for the years ended December 31, 2008, 2007, and 2006, for PSB Holdings, Inc.

Balance Sheets

December 31, 2008 and 2007

Assets	2008	2007

Cash and due from banks	$ 884	$ 1,085
Investment in Peoples State Bank	46,780	43,372
Other assets	514	420

TOTAL ASSETS	$48,178	$44,877

Liabilities and Stockholders’ Equity

Junior subordinated debentures	$ 7,732	$ 7,732
Accrued dividends payable	527	510
Other liabilities	20	20
Total stockholders’ equity	39,899	36,615

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$48,178	$44,877

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Income

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Income:
Dividends from Peoples State Bank	$ 1,500	$ 2,611	$ 5,558
Dividends from other investments	17	18	19
Interest	8	11	13

Total income	1,525	2,640	5,590

Expenses:
Interest expense on junior subordinated debentures	454	454	454
Transfer agent and shareholder communication	29	33	46
Other	251	58	84

Total expenses	734	545	584

Income before income taxes and equity in
undistributed net income of Peoples State Bank	791	2,095	5,006
Recognition of income tax benefit	241	176	181

Net income before equity in undistributed
net income of Peoples State Bank	1,032	2,271	5,187
Equity in undistributed net income of Peoples State Bank	2,269	1,869	(1,760)

Net income	$ 3,301	$ 4,140	$ 3,427

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$ 3,301	$ 4,140	$ 3,427
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(2,269)	(1,869)	1,760
(Increase) decrease in other assets	(96)	8	(69)
Increase (decrease) in other liabilities	0	(4)	4
Increase (decrease) in dividends payable	17	1	(20)

Net cash provided by operating activities	953	2,276	5,102

Net cash used in investing activities –
Investment in Peoples State Bank	(100)	0	0

Cash flows from financing activities:
Dividends declared	(1,054)	(1,026)	(1,021)
Proceeds from stock options issued out of treasury	0	226	22
Purchase of treasury stock	0	(1,700)	(3,903)

Net cash used in financing activities	(1,054)	(2,500)	(4,902)

Net increase (decrease) in cash and due from banks	(201)	(224)	200
Cash and due from banks at beginning	1,085	1,309	1,109

Cash and due from banks at end	$ 884	$ 1,085	$ 1,309

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Summary of Quarterly Results (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31

2008

Interest income	$7,704	$7,456	$7,310	$7,437
Interest expense	4,141	3,888	3,822	3,649
Net interest income	3,563	3,568	3,488	3,788
Provision for loan losses	135	135	285	330
Noninterest income	1,024	1,072	21	1,090
Net income	1,002	1,019	221	1,059
Basic earnings per share*	0.65	0.66	0.14	0.69
Diluted earnings per share*	0.65	0.66	0.14	0.69

2007

Interest income	$7,617	$7,826	$8,013	$8,101
Interest expense	4,192	4,261	4,516	4,453
Net interest income	3,425	3,565	3,497	3,648
Provision for loan losses	120	120	120	120
Noninterest income	841	1,001	927	935
Net income	799	1,008	1,021	1,312
Basic earnings per share*	0.50	0.64	0.66	0.85
Diluted earnings per share*	0.50	0.64	0.66	0.85

2006

Interest income	$7,076	$7,369	$7,496	$7,572
Interest expense	3,611	3,886	4,100	4,144
Net interest income	3,465	3,483	3,396	3,428
Provision for loan losses	135	120	120	120
Noninterest income	622	877	912	865
Net income	738	851	965	873
Basic earnings per share*	0.43	0.50	0.60	0.55
Diluted earnings per share*	0.43	0.50	0.60	0.54

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2008, of PSB’s disclosure controls and procedures.  PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in  Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 16, 2009 relating to the 2009 annual meeting of stockholders (the “2009 Proxy Statement”) under the subcaption “Election of Directors – Election of Directors.”

Information relating to the identification of executive officers of PSB is found in Part I of this Annual Report on Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

PSB has adopted a Code of Ethics Policy for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers PSB’s Chief Executive Officer, Treasurer (the chief financial and accounting officer), each Vice President, and the Secretary.  The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on PSB’s website at www.psbholdingsinc.com.  In the event PSB amends or waives any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, PSB intends to disclose such amendment or waiver at the website address where the code may also be found.

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

In order to qualify as an “audit committee financial expert,” a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements.  PSB’s size and geographic location make it difficult to recruit directors who have these specific qualifications.  While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB’s market area and an understanding of PSB’s customer base, in addition to meeting the other general criteria described in the 2009 Proxy Statement under “Election of Directors – Nominations – Qualifications,” and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics.  Moreover, the Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise.  The Board will consider any potential candidates who meet its current general qualification criteria and those of an “audit committee financial expert,” but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee’s charter.

Item 11.

EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Election of Directors – Director Compensation for 2008.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2009 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

The following table sets forth, as of December 31, 2008, information with respect to the sole compensation plan under which PSB’s common stock is authorized for issuance:

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Election of Directors – Director Compensation for 2008.”

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of this report.

(1)

The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2008 and 2007

(ii)

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006

(iii)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006

(iv)

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

(v)

Notes to Consolidated Financial Statements

(2)

No financial statement schedules are required by Item 15(b).

(3)

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit

Number

Description

3.1

Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 16, 2008)

3.2

Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1

Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2

Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3

Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the form of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1

Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2

Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3

2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4

Peoples State Bank 2009 Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2009)*

10.5

Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.6

Amendment to Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

10.7

Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 17, 2008)*

10.8

Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.9

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.10

2005 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*

10.11

Peoples State Bank Survivor Income Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2004)*

10.12

Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.13

Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 17, 2008)*

10.14

Executive Deferred Compensation Agreement with Peter W. Knitt dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.15

Amendment to Executive Deferred Compensation Agreement with Peter W. Knitt dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.16

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

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

PSB Holdings, Inc.

March 16, 2009	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of March, 2009.

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

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1

Consent of Wipfli LLP

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002