Form 10-Q
period 2009-03-31
PSB HOLDINGS INC /WI/
filed 2009-05-15
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of common shares outstanding at May 5, 2009 was 1,559,314.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2009

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2009 (unaudited) and December 31, 2008
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months Ended March 31, 2009 and 2008 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2009 (unaudited)	3

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2009 and 2008 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 6.	Exhibits	31

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2009 unaudited, December 31, 2008 derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2009	2008

Assets
Cash and due from banks	$ 9,477	$ 12,307
Interest-bearing deposits and money market funds	2,901	865
Federal funds sold	3,003	–

Cash and cash equivalents	15,381	13,172

Securities available for sale (at fair value)	102,447	102,930
Loans held for sale	–	245
Loans receivable, net	423,071	424,635
Accrued interest receivable	2,378	2,195
Foreclosed assets	594	521
Premises and equipment, net	10,622	10,929
Mortgage servicing rights, net	870	785
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,070	9,969
Other assets	1,976	1,855

TOTAL ASSETS	$ 570,659	$ 570,486

Liabilities
Non-interest-bearing deposits	$ 55,514	$ 54,233
Interest-bearing deposits	375,657	373,568

Total deposits	431,171	427,801

Federal Home Loan Bank advances	62,500	65,000
Other borrowings	23,482	25,631
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,399	4,423

Total liabilities	529,284	530,587

Stockholders’ equity
Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,559,314 and 1,548,898 shares, respectively	1,751	1,751
Additional paid-in capital	5,580	5,856
Retained earnings	37,330	36,328
Accumulated other comprehensive income	1,918	1,450
Treasury stock, at cost – 192,117 and 202,533 shares, respectively	(5,204)	(5,486)

Total stockholders’ equity	41,375	39,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 570,659	$ 570,486

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
(dollars in thousands,	March 31,
except per share data – unaudited)	2009	2008

Interest and dividend income:
Loans, including fees	$ 6,163	$ 6,492
Securities:
Taxable	811	842
Tax-exempt	355	330
Other interest and dividends	2	40

Total interest and dividend income	7,331	7,704

Interest expense:
Deposits	2,344	3,163
FHLB advances	589	606
Other borrowings	185	259
Junior subordinated debentures	113	113

Total interest expense	3,231	4,141

Net interest income	4,100	3,563
Provision for loan losses	700	135

Net interest income after provision for loan losses	3,400	3,428

Noninterest income:
Service fees	336	364
Mortgage banking	757	302
Investment and insurance sales commissions	93	114
Loss on disposal of premises and equipment	(98)	(2)
Increase in cash surrender value of life insurance	101	89
Other noninterest income	187	157

Total noninterest income	1,376	1,024

Noninterest expense:
Salaries and employee benefits	1,763	1,740
Occupancy and facilities	542	511
Data processing and other office operations	255	211
Advertising and promotion	73	87
FDIC insurance premiums	166	45
Other noninterest expenses	598	524

Total noninterest expense	3,397	3,118

Income before provision for income taxes	1,379	1,334
Provision for income taxes	373	332

Net income	$ 1,006	$ 1,002
Basic earnings per share	$ 0.65	$ 0.65
Diluted earnings per share	$ 0.65	$ 0.65

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2009 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2009	$ 1,751	$ 5,856	$ 36,328	$ 1,450	$ (5,486)	$ 39,899

Comprehensive income:
Net income			1,006			1,006
Unrealized gain on securities
available for sale, net of tax				468		468

Total comprehensive income						1,474

Issuance of new restricted stock grants		(282)			282	–
Vesting of existing restricted stock grants		6				6
Cash dividends declared on unvested
restricted stock grants			(4)			(4)

Balance March 31, 2009	$ 1,751	$ 5,580	$ 37,330	$ 1,918	$ (5,204)	$ 41,375

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008 – unaudited

(dollars in thousands)	2009	2008

Cash flows from operating activities:

Net income	$ 1,006	$ 1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	498	457
Provision for loan losses	700	135
Deferred net loan origination costs	(117)	(137)
Gain on sale of loans	(747)	(269)
Provision for servicing right valuation allowance	6	(3)
Loss on sale of premises and equipment	98	2
(Gain) loss on sale of foreclosed assets	(8)	23
Increase in cash surrender value of life insurance	(101)	(89)
Changes in operating assets and liabilities:
Accrued interest receivable	(183)	(320)
Other assets	(310)	15
Other liabilities	(24)	(397)

Net cash provided by operating activities	818	419

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	5,109	5,589
Payment for purchase of:
Securities available for sale	(3,883)	(8,368)
Net increase in loans	1,418	303
Capital expenditures	(10)	(196)
Proceeds from sale of foreclosed assets	40	38
Purchase of bank-owned life insurance	–	(179)

Net cash provided by (used in) investing activities	2,674	(2,813)

Consolidated Statements of Cash Flows, continued

(dollars in thousands)	2009	2008

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	1,281	(7,562)
Net increase (decrease) in interest-bearing deposits	2,089	(5,090)
Net increase (decrease) in FHLB advances	(2,500)	3,000
Net increase (decrease) in other borrowings	(2,149)	6,054
Dividends declared	(4)	(1)

Net cash used in financing activities	(1,283)	(3,599)

Net increase (decrease) in cash and cash equivalents	2,209	(5,993)
Cash and cash equivalents at beginning	13,172	21,127

Cash and cash equivalents at end	$ 15,381	$ 15,134

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 3,260	$ 4,019
Income taxes	50	140

Noncash investing and financing activities:

Loans charged off	$ 157	$ 33
Loans transferred to foreclosed assets	105	206
Issuance of unvested restricted stock grants at fair value	150	100
Vesting of restricted stock grants	6	3

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2008, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012.   No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of March 31, 2009 and 2008, 4,476 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the three months ended March 31, 2009 and 2008, respectively, no options were exercised or lapsed.

During the quarter ended March 31, 2009, PSB granted 10,416 shares of restricted stock to certain employees at $14.40 per share having a total market value of $150 upon issuance.  During the quarter ended March 31, 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the three months ended March 31, compensation expense recorded from amortization of restricted shares expected to vest upon the initial vesting date was $6 and $3 during 2009 and 2008, respectively.  As of March 31, 2009, all 14,332 shares of restricted stock remained unvested.  Scheduled compensation expense per year assuming all restricted shares eventually vest to employees would be as follows:

2009	$ 25
2010	35
2011	50
2012	50
2013	50
Thereafter	30

Totals	$240

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period.  Unvested but issued restricted shares are considered to be outstanding shares and used to calculate the weighted average number of shares outstanding and determine net book value per share.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2009	2008

Net income	$ 1,006	$ 1,002

Weighted average shares outstanding	1,559,198	1,548,855
Effect of dilutive stock options outstanding	259	1,600

Diluted weighted average shares outstanding	1,559,457	1,550,455

Basic earnings per share	$ 0.65	$ 0.65
Diluted earnings per share	$ 0.65	$ 0.65

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended
	March 31,
(dollars in thousands – unaudited)	2009	2008

Net income	$1,006	$1,002
Unrealized gain on securities available for sale, net of tax	468	1,035

Comprehensive income	$1,474	$2,037

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

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 8 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 9 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level with U.S. Bank for advances up to $1 million, which expires February 27, 2010.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.50%.  PSB was in compliance with all financial covenants associated with the line as of March 31, 2009.  In the event of a financial covenant violation, advances on the line of credit may not be obtained until a written waiver is received. As of March 31, 2009 and 2008, no advances were outstanding on the line.

NOTE 10 – FAIR VALUE MEASUREMENTS

Certain assets and liabilities are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  In accordance with current accounting standards, PSB groups assets and liabilities which are recorded at fair value in three levels, based on the lowest level of input significant to the fair value measurement of that asset or liability.  A brief description of each level follows:

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

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements.

Foreclosed property – Foreclosed property is recognized at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  However, foreclosed property is carried at the lower of cost or fair value less estimated costs to sell after the foreclosure date.  The fair value measurement of foreclosed property involves comparisons to other similar properties and estimated costs to sell, which are considered Level 3 measurements.

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement.

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

Assets measured at fair value on a recurring basis at period-end:

Fair value Measurements at Period End Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 102,447	$ –	$ 100,797	$ 1,650

Reconciliation of fair value measurements using significant unobservable inputs:				Securities
Available
(dollars in thousands)				For Sale

Beginning of year balance				$ 1,670

Total realized/unrealized gains and (losses):

Included in earnings				–
Included in other comprehensive income				(20)
Purchases, maturities, and sales				0

End of period balance				$ 1,650

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at period end				$ –

Assets measured at fair value on a non-recurring basis at period-end:

Fair value Measurements at Period End Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 9,839	$ –	$ –	$ 9,839
Foreclosed property	594	$ –	$ –	594
Mortgage servicing rights	870	$ –	$ –	870
Mortgage rate lock commitments	232	$ –	$ –	232

Totals	$ 11,535	$ –	$ –	$ 11,535

Liabilities – Guarantee liability	$ 88	$ –	$ –	$ 88

NOTE 11 – CURRENT YEAR ACCOUNTING CHANGES

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This statement establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements.  SFAS No. 141R is effective for business combinations after December 31, 2008.  The adoption of this statement had no impact to PSB’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities and requires enhanced disclosures about such activities.  SFAS No. 161 is effective for periods beginning January 1, 2009.  Adoption of this statement requires PSB to expand its disclosures on its derivative and hedging activities.  Adoption of this statement had no material impact on PSB’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends (or dividend equivalents) are participating securities and, as such, shall be included in the computation of earnings per share.  FSP No. EITF 03-06-1 was adopted on January 1, 2009. Adoption of this FSP required PSB to include unvested restricted stock in its earnings per share computations.  Adoption of this statement reduced earnings during the year ended December 31, 2008 by $.01 per share.  All prior period earnings per share will be adjusted retrospectively to conform to the provisions of this FSP when shown on a comparative basis to 2009 financial results.

NOTE 12 – FUTURE ACCOUNTING CHANGES

In April 2009, the FASB issued three standards for fair value and mark-to-market accounting concerning how certain illiquid assets may be valued by financial institutions.  Two standards were related to fair value accounting, and one standard was issued for accounting for impaired investment securities.  These future accounting changes are summarized below.

FASB Staff Position (“FSP”) on SFAS No. 157-4 relates to determining fair value when there is no active market or where price inputs used represent distressed sales.  This FSP reaffirmed that the objective that fair value should based on an orderly transaction in a market that is not distressed.  If it is determined that market inputs are from distressed or forced transactions, fair value may be estimated using management’s judgment representing an orderly sale of the asset under current market conditions.  PSB intends to adopt this FSP on June 30, 2009 and does not believe it will have a material impact on its financial statements.

FSP on SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Adoption of this FSP on June 30, 2009 will require PSB to present fair value information on a quarterly basis related to loans and deposits and other financial instruments not carried at fair value on the Consolidated Balance Sheets.  Previously, such disclosures were required only on an annual basis.  PSB does not expect this change to have a material impact on its financial statements.

FSP on SFAS No. 115-2 and SFAS No. 124-2 provides guidance on disclosure and reporting related to other-than-temporary-impairment of investment securities.  Under the new standard, only other-than-temporary impairment from credit losses are reflected on the income statement while losses related to disrupted or illiquid markets are recorded in comprehensive income via a reduction in stockholders’ equity.  In this situation, the loss on the impaired security and its recognition through the income statement or equity would also be disclosed on the income statement.  PSB does not expect this statement to have a material impact to its financial statements when adopted on June 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on March 31, 2009, and references to “PSB” as well as use of terms like “we” and “our” are references to PSB Holdings, Inc. and its consolidated subsidiaries.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While we believe these forward-looking statements are based on reasonable assumptions, all such statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption “Forward-Looking Statements” in Item 1 of our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), and, from time to time, in our other filings with the Securities and Exchange Commission.  We do not intend to update forward-looking statements.  Additional risk factors relating to an investment in our common stock are described under Item 1A of the 2007 Form 10-K.

Executive Overview

March 2009 quarterly net income was $1,006, or $.65 earnings per diluted share, in line with $1,002 of net income and $.65 earnings per diluted share during the March 2008 quarter.  Compared to the prior year quarter, an increase in net interest income of $537 and higher mortgage banking fees of $455 were offset by increased provision for loan losses of $565 and a $279 increase in operating expenses.  Return on average assets was .72% and .77% during the quarters ended March 31, 2009 and 2008, respectively.  Return on average stockholders’ equity was 9.93% and 10.71% during the quarters ended March 31, 2009 and 2008, respectively.  Net book value increased from $24.96 per share at March 31, 2008 to $26.53 per share at March 31, 2009, an increase of 6.3% due to increased retained earnings and an increase in unrealized gains on securities available for sale.

Total assets were $570.7 million at March 31, 2009 compared to $570.5 million at December 31, 2008 and $532.2 million at March 31, 2008, increasing $38.5 million or 7.2% during the past twelve months.  Net loans receivable declined $1.5 million to $423.1 million at March 31, 2009 compared to $424.6 million at December 31, 2008, but increased $36.5 million, or 9.4%, compared to net loans of $386.6 million at March 31, 2008.  Loan growth during the past twelve months ended March 31, 2009 has come from commercial loans, including commercial real estate loans, while residential mortgage loans held for investment have declined as some borrowers refinanced into the secondary market.

Total deposits at March 31, 2009 were $431.2 million compared to $427.8 million at December 31, 2008 and $389.4 million at March 31, 2008.  Local deposits grew $16.3 million, or 4.8%, to $353.7 million since March 31, 2008, with the remaining $25.5 million of deposit growth seen in wholesale brokered deposits.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings was $163.4 million, $155.5 million, and $144.4 million, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

Our provision for loan losses was $700 in the March 2009 quarter compared to $135 in the March 2008 quarter.  The provision for loan losses was increased during 2009 as internal analysis and credit quality grading recognized a growing number of problem commercial loans.  Such loans continue to be current in payments, but exhibit other industry or individual factors that increase the risk of future payment delinquency.  Annualized net charge-offs continue to be lower than industry averages and were .15% and .03% of average loans during the quarters ended March 31, 2009 and 2008, respectively.  At March 31, 2009, the allowance for loan losses was $6,065, or 1.41% of total loans compared to $5,521, or 1.28% of total loans at December 31, 2008, and $4,958, or 1.27% of total loans at March 31, 2008.  Nonaccrual loans increased 7.1% during the quarter ended March 31, 2009 to $11,339, or 2.82% of total loans.  However, approximately 49% of total nonaccrual loans continue to be represented by one problem borrower currently undergoing foreclosure proceedings.

During March 2009, we were notified by the United States Treasury that our application to sell up to $14 million of preferred stock to the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“Program”) was approved.  However, we believe that since our November 18, 2008 application to participate in the Program, the non-financial cost of participation has increased in various ways.  While the financial cost of TARP capital continues to be competitive to other capital alternatives, we were concerned that participation in the Program could hurt the reputation or long-term franchise value among our customers, community, and shareholders from increasingly negative public sentiment towards other participants in the Program.  We were also concerned about the potentially changing requirements of Program participation.  In light of these considerations, the expected availability of other capital alternatives, and our desire to preserve the greatest flexibility in operating the bank going forward, we withdrew our application for TARP capital.

However, we believe additional regulatory capital is necessary to continue to capitalize on market growth opportunities, particularly commercial related lending.  By the end of the September 2009 quarter, we expect to have raised additional capital from issuance of Senior Subordinated Notes to certain investors in reliance upon exemptions from registration under the Securities Act of 1933, as amended.  While reflected as debt on our Balance Sheet, the Notes would be classified as Tier 2 capital for regulatory purposes.  We currently exceed all applicable regulatory capital requirements and remain well capitalized.

Regarding other government programs made available to support the nation’s banks, we have decided not to sell any of our assets pursuant to TARP or to participate in the asset guarantee program.  However, we have elected to participate in the Transaction Account Guarantee Program as we participate in all other FDIC deposit insurance programs.  While we have retained the right to do so, we do not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

At March 31, 2009, unused (but available) wholesale funding was approximately $122 million, or 21% of total assets, compared to $118 million, or 21% of total assets at December 31, 2008.  Although brokered certificate of deposit funding availability declined during the March 2009 quarter due to an increase in short-term brokered certificate of deposit funding used to replace seasonal governmental deposits held at December 31, 2008, potential funding benefited from the ability to pledge municipal securities against FHLB advances.  Following the close of the March 2009 quarter, PSB received approval from the Federal Reserve to participate in its Borrower in Custody (“BIC”) program in which performing commercial real estate loans are pledged against potential short-term Discount Window advances.  Since the pledged commercial loans were unencumbered and not generally accepted as collateral for other borrowing lines, the $43 million of additional borrowing capacity is expected to significantly increase the amount of wholesale funds unused and available during the upcoming June 2009 quarter.  Wholesale funding to total assets was 28.6%, 27.3%, and 27.1% at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

Tax adjusted net interest margin increased substantially to 3.26% during the quarter ended March 31, 2009 compared to 3.02% during the December 2008 quarter and 3.05% during the March 2008 quarter.  Insertion of commercial loan interest rate floors and an increase in required credit risk spread in loan originations and renewals have slowed the decline in loan rates even as deposit rates declined significantly.  Looking forward, with non-maturity deposit rates near minimum levels, we expect to see continued pressure on loan rates as borrowers continue seek to refinance fixed rate commercial loans.  However, net interest margin during the upcoming quarter is expected to be greater than the level seen in the prior year.

Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of Deposit Insurance Fund (“DIF”) resources.  In response, the FDIC has raised the premium assessment for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels.  Under the FDIC’s restoration plan, the premium assessment rate was raised by seven basis points beginning on January 1, 2009 resulting in a 2009 initial base assessment rate of approximately 14 basis points for Peoples State Bank.  In addition, on February 27, 2009, the FDIC approved an additional one-time special assessment of 20 basis points on deposits.  Such a special assessment would increase our FDIC insurance expense by approximately $865 ($524 after tax benefits) although the FDIC has recently announced they are considering a decrease in this special assessment to 10 basis points subject to actions by the U.S. Treasury.  The FDIC reserves the right to require additional special assessments during 2009 to capitalize the DIF as needed.  We expect our 2009 FDIC insurance expense to be many multiples greater than seen during 2008.

Our effective income tax rate increased from 24.9% for the March 2008 quarter to 27.0% for the March 2009 quarter despite higher levels of tax-exempt security and life insurance income in 2009 due to a change in Wisconsin state franchise tax law effective January 1, 2009.  Prior to this change, income earned on securities held in Peoples State Bank’s Nevada investment subsidiary did not incur state franchise tax on earnings.  Wisconsin’s change to a “combined reporting” method of state franchise tax requires us to pay state franchise tax on Nevada income after 2008.  This change increased the provision for income taxes during the March 2009 quarter by approximately $38.  Due to this change in state tax law, we expect the provision for income taxes to increase approximately $150 during all of 2009.

Statistical Tables and Analysis

BALANCE SHEET

At March 31, 2009, total assets were $570,659, an increase of $173, over December 31, 2008, and an increase of $38,430, or 7.2% over March 31, 2008.  Changes in assets since December 31, 2008 consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2009
	$	%

Commercial real estate mortgage loans	$ 4,074	2.1%
Cash and cash equivalents	2,209	16.8%
Bank-owned life insurance	101	1.0%
Investment securities	(483)	-0.5%
Commercial, industrial and agricultural loans	(508)	-0.4%
Other assets (various categories)	(821)	-4.4%
Residential real estate mortgage and home equity loans	(4,399)	-4.3%

Total increase in assets	$ 173	0.0%

Commercial purpose loan originations continue to exhibit growth while residential mortgage loans have declined.  However, the pace of linked quarter commercial loan growth declined from that seen during 2008.  A general tightening of credit standards has required us to turn down a greater number of commercial loan requests, although the commercial loan origination pipeline appears stronger for the June 2009 quarter.  Residential mortgage loans have declined as customers refinanced into the secondary market.  Cash and cash equivalents increased due to maintaining a federal funds sold position as of March 31, 2009.

The change in net assets impacted funding sources since December 31, 2008, as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2009
	$	%

Wholesale certificates of deposit	$ 12,589	19.4%
Stockholders’ equity	1,476	3.7%
Other liabilities and debt (various categories)	(24)	-0.2%
Retail certificates of deposit > $100	(1,563)	-2.5%
Other borrowings	(2,149)	-8.4%
FHLB advances	(2,500)	-3.8%
Core deposits (including MMDA)	(7,656)	-2.6%

Total increase in liabilities and stockholders’ equity	$ 173	0.0%

During the quarter ended March 31, 2009, interest-bearing demand deposits declined $7,089 as governmental entities withdrew seasonal tax collection deposits held at December 31, 2008.  These withdrawals led the decrease in core deposits during the quarter.  Wholesale certificates of deposits were increased to replace seasonal deposits and paydown of FHLB advances and federal funds purchased.

As wholesale market indicative rates fell during the March 2009 quarter, local certificate of deposit pricing in our local markets remained high with some local market participants offering rates more than double that required by the wholesale market.  As movement in our certificate rates mirrored those in the wholesale market, we experienced a decline in local certificate funds of $3,507, or 2.7% during the three months ended March 31, 2009 as depositors withdrew funds for reinvestment at other local providers.  We expect to see continued run-off at a similar pace during the June 2009 quarter until local provider rates come closer to wholesale levels.

Table 3:  Period-End Loan Composition

	March 31,		March 31,		December 31, 2008
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2009	2008	2009	2008	Dollars	of total

Commercial, industrial and agricultural	$ 131,031	$ 106,290	30.5%	27.1%	$ 131,539	30.6%
Commercial real estate mortgage	196,178	178,744	45.8%	45.6%	192,104	44.5%
Residential real estate mortgage	76,483	84,249	17.8%	21.5%	81,032	18.8%
Residential real estate loans held for sale	–	415	0.0%	0.1%	245	0.1%
Consumer home equity	21,073	17,585	4.9%	4.5%	20,923	4.9%
Consumer and installment	4,371	4,664	1.0%	1.2%	4,558	1.1%

Totals	$ 429,136	$ 391,947	100.0%	100.0%	$ 430,401	100.0%

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

Nonperforming assets at March 31, 2009 increased by $822, or 6.9%, to $12.7 million at March 31, 2009 compared to $11.9 million at December 31, 2008.  The dramatic $7.2 million increase in nonperforming loans since March 31, 2008 was due to the addition of a $5.5 million loan receivable during 2008 whose source of future principal and interest payments must come from sale of the recreation/land development collateral or another valuable asset of the borrower under the terms of unlimited individual guarantees.  Excluding this large loan, nonperforming assets would have been $7.2 million at March 31, 2009, and $6.3 million at December 31, 2008, or 1.25% of total assets at March 31, 2009, compared to 1.11% of total assets at December 31, 2008, and 1.05% of total assets at March 31, 2008.

We believe that we will recover all principal due on the large $5.5 million loan based on the terms of a collateral appraisal obtained during 2008, but we did maintain a specific reserve for loss totaling $200 at March 31, 2009 and December 31, 2008.  We initiated foreclosure proceedings on the collateral and expect to gain title to the property during 2009 unless outbid by another investor as part of the foreclosure proceedings.  Excluding the $5.5 million nonperforming loan, at March 31, 2009, our internal credit grading system identified 16 separate loan relationships totaling $2.3 million against which $679 in specific loan loss reserves were recorded.  Again excluding the $5.5 million loan, at December 31, 2008, our internal credit grading system identified 12 separate loan relationships totaling $1.8 million against which $610 in specific loan loss reserves were recorded.

We expect to see continued deterioration in credit quality in our commercial portfolio and an increase in nonperforming assets as the local economy contracts and impacts locally owned small to mid market businesses which make up our customer base.  Although unemployment levels in Wisconsin have increased, we do not expect significant loan charge-offs from our retail loan portfolio, 55% of which are fully disbursed, conventional first mortgages on homes in our market area.  The remaining retail loan portfolio of approximately $46.0 million represents 10.7% of gross loans receivable and includes home equity lines of credit, closed end second mortgages, residential construction loans, vacant land loans, and other consumer purpose loans.  Our loan portfolio is well diversified and does not have any undue geographic, industry, or real estate/land development concentrations which carry significant loss exposure.  Existing non-performing loans (other than the large $5.5 million problem loan) are spread over many different borrowers and industries.

Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.

Local loan demand has traditionally met requirements for loan growth and out of area participation loans we have purchased represent a very small portion of the total loan portfolio, currently $12,423, or 2.9% of the gross loan portfolio.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, we will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, we may sell a portion of a large loan credit for one of our customers to these same community banks to accommodate large loan requests.

We have guaranteed repayment of a customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount we have guaranteed totaled $6,652 and $6,853 at March 31, 2009, and December 31, 2008, respectively.  The letter of credit guarantee expires during 2010, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received), which approximates fair value and totaled $88 and $99 at March 31, 2009, and December 31, 2008, respectively.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on the guarantees totaled $11 and $9 during the three months ended March 31, 2009, and 2008, respectively.

Table 4:  Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2009	2008

Allowance for loan losses at beginning	$ 5,521	$ 4,850

Provision for loan losses	700	135
Recoveries on loans previously charged-off	1	6
Loans charged off	(157)	(33)

Allowance for loan losses at end	$ 6,065	$ 4,958

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and (2) foreclosed assets.

Table 5:  Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2009	2008	2008

Nonaccrual loans	$ 11,339	$ 4,167	$ 10,590
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	748	644	748

Total nonperforming loans	12,087	4,811	11,338
Foreclosed assets	594	797	521

Total nonperforming assets	$ 12,681	$ 5,608	$ 11,859

Nonperforming loans as a % of gross loans receivable	2.82%	1.23%	2.64%

Total nonperforming assets as a % of total assets	2.22%	1.05%	2.08%

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 62.0% of total assets at March 31, 2009, compared to 63.6% of total assets at December 31, 2008, and 63.4% at March 31, 2008.  This liquidity and funding measure declined during the three months ended March 31, 2009, as seasonal run-off of local governmental deposits were funded with brokered certificates of deposit.

Table 6:  Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2009		2008		2008
	$	%	$	%	$	%

Non-interest bearing demand	$ 55,514	12.9%	$ 47,908	12.3%	$ 54,233	12.7%
Interest-bearing demand and savings	98,261	22.8%	87,026	22.4%	105,350	24.6%
Money market deposits	71,416	16.6%	72,930	18.7%	71,320	16.7%
Retail time deposits less than $100	67,073	15.6%	70,433	18.1%	69,017	16.1%

Total core deposits	292,264	67.9%	278,297	71.5%	299,920	70.1%
Retail time deposits $100 and over	61,469	14.2%	59,159	15.2%	63,032	14.8%
Broker & national time deposits less than $100	750	0.2%	916	0.2%	603	0.1%
Broker & national time deposits $100 and over	76,688	17.7%	50,982	13.1%	64,246	15.0%

Totals	$431,171	100.0%	$389,354	100.0%	$427,801	100.0%

Wholesale funding generally carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds often generates lower net interest spreads than loan growth supported by local funds.  However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits.  Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports deposit needs for all local banks.

We originate retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (“CDARS”) in which PSB customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $14,284 at March 31, 2009 compared to $14,671 at December 31, 2008, and $10,722 at March 31, 2008.  CDARS balances increased since March 31, 2008 as certain large depositors sought to increase the FDIC insurance coverage on their accounts during the period of significant national financial turmoil experienced during September 2008.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 13.7%, 11.4%, and 9.8% at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  Brokered deposits did fund a significant portion of commercial loan growth during 2008 and replaced seasonal governmental deposit run-off during the March 2009 quarter, which increased the percentage of brokered certificates to total assets compared to prior periods.  Due to FHLB capital stock purchase requirements and limited investment securities for pledging against repurchase agreements, we expect brokered deposits to be the primary source of wholesale funding for asset growth not funded by local deposits during the upcoming quarter.

Since March 31, 2008 interest-bearing demand deposits have increased due to growth in balances held in the Peoples Rewards Checking product with a balance totaling $27,588 at March 31, 2009 compared to $23,078 at December 31, 2008 and $13,892 at March 31, 2008.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 3.03% and 3.94% during the quarters ended March 31, 2009 and 2008, respectively.

Table 7:  Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2009	2008	2008

Total time deposits $100 and over	$ 138,157	$ 110,141	$ 127,278
Total broker and national time deposits	77,438	51,898	64,849
Total retail time deposits	128,542	129,592	132,049
Core deposits, including money market deposits	292,264	278,297	299,920

Table 8:  Change in Deposit Balance since Prior Period Ended

	March 31, 2008		December 31, 2008
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 28,016	25.4%	$ 10,879	8.5%
Total broker and national time deposits	25,540	49.2%	12,589	19.4%
Total retail time deposits	(1,050)	-0.8%	(3,507)	-2.7%
Core deposits, including money market deposits	13,967	5.0%	(7,656)	-2.6%

Table 9:  Available but Unused Funding Sources other than Retail Deposits

	March 31, 2009		December 31, 2008
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 24,500	$ –	$ 24,995	$ 2,505
FHLB advances under blanket mortgage lien	13,245	62,500	12,842	65,000
Repurchase agreements	47,593	23,482	31,462	23,126
Wholesale market time deposits	36,694	77,438	49,248	64,849

Totals	$ 122,032	$ 163,420	$ 118,547	$ 155,480

Funding as a percent of total assets	21.4%	28.6%	20.8%	27.3%

Wholesale funding availability was reduced during March 2009 from a reduction in a federal funds availability line offered by a correspondent bank from $10 million to $7 million.  The bank which reduced the line is not our primary correspondent banking relationship and this federal funds purchased line has not been used for many years.

During April 2009, we were notified by the Federal Reserve of our ability to participate in its Borrower in Custody Program, which allows us to pledge commercial real estate loans as collateral against Discount Window advances.  This $43 million Discount Window availability will significantly increase the amount of unused, but available funding sources other than retail deposits during the June 2009 quarter.

Total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At March 31, 2009, we could have drawn an FHLB advance up to $2,500 of the $13,245 available without the purchase of FHLB stock.  Further advances of the remaining $10,745 available would have required us to purchase additional FHLB stock totaling $537.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2009.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.  Available repurchase agreement funding increased during the March 2009 quarter from the ability to pledge municipal investment securities against FHLB advances.

We believe available but unused wholesale funding remains sufficient for current operations.  However, since additional FHLB advances would require PSB to purchase nonperforming FHLB stock, as well as relatively low levels of securities available for pledging, PSB expects to fund loan growth with brokered certificates as needed in the near term.

The table below presents maturity repricing information as of March 31, 2009.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

	March 31, 2009
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$178,170	$ 26,644	$ 40,957	$ 69,397	$ 87,355	$ 26,613	$429,136
Securities	11,680	6,516	13,434	20,116	22,580	28,121	102,447
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,070	10,070
Other earning assets	5,904						5,904

Total	$195,754	$ 33,160	$ 54,391	$ 89,513	$109,935	$ 68,054	$550,807
Cumulative rate
sensitive assets	$195,754	$228,914	$283,305	$372,818	$482,753	$550,807

Interest-bearing liabilities
Interest-bearing deposits	$152,405	$ 37,161	$ 80,840	$ 42,031	$ 29,891	$ 33,329	$375,657
FHLB advances	5,000	9,600	9,000	14,733	24,167		62,500
Other borrowings	10,504		7,478	5,500			23,482
Junior subordinated debentures				7,732			7,732

Total	$167,909	$ 46,761	$ 97,318	$ 69,996	$ 54,058	$ 33,329	$469,371
Cumulative interest
sensitive liabilities	$167,909	$214,670	$311,988	$381,984	$436,042	$469,371

Interest sensitivity gap for
the individual period	$ 27,845	$(13,601)	$(42,927)	$ 19,517	$ 55,877	$ 34,725
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	116.6%	70.9%	55.9%	127.9%	203.4%	204.2%

Cumulative interest
sensitivity gap	$ 27,845	$ 14,244	$(28,683)	$ (9,166)	$ 46,711	$ 81,436
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	116.6%	106.6%	90.8%	97.6%	110.7%	117.4%

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

Basic Surplus

We measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  Internal company policy is to maintain a basic surplus including FHLB capacity of at least 5.0%.  Our basic surplus, including available open line of credit FHLB advances not yet utilized, was 7.6%, 6.0%, and 4.1% at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2009	March 2008	December 2008

Cumulative 1 year gap ratio
Base	91%	92%	93%
Up 200	86%	87%	87%
Down 100*	96%	98%	97%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.0%	0.4%	-2.6%
Down 100 during the year*	-0.8%	-1.2%	-0.4%

Change in Net Interest Income – Year 2
No rate change (base case)	3.6%	1.9%	2.4%
Following up 200 in year 1	-0.9%	2.4%	-2.1%
Following down 100 in year 1*	-0.1%	-5.4%	0.1%

* Simulation ratios for periods prior to June 2008 represented a 200 basis point decline in interest rates rather than a 100 basis point decline currently modeled in light of currently low relative short-term rate levels.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  PSB’s target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At March 31, 2009, December 31, 2008, and March 31, 2008, our core funding utilization ratio was projected to be 73%, 76%, and 70%, respectively, after a rate increase of 200 basis points.

CAPITAL RESOURCES

Stockholders’ equity increased $1,476 to $41,375 during the three months ended March 31, 2009.  The increase was driven by net income of $1,006 and an unrealized gain in securities available for sale of $468.  All other adjustments were related to restricted stock activity and increase equity by $2.  Net book value per share increased from $25.76 per share at December 31, 2008, to $26.53 per share at March 31, 2009, an increase of 3.0%.

During the March 2009 quarter, we issued 10,416 shares of restricted stock to certain key employees as a retention tool and to align employee performance with shareholder interests.  The shares vest over the service period using a straight-line method and unvested shares are forfeited if the employee leaves PSB’s employment.  Refer to Footnote 2 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

No shares were repurchased by us during the three months ended March 31, 2009 or 2008 as we sought to conserve capital for growth.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2009.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of March 31, 2009, and December 31, 2008, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which are an important source of funding.  Average book tangible stockholders’ equity to average assets was 6.88% during the March 2009 quarter, 6.87% during the December 2008 quarter, and 7.00% during the March 2008 quarter.

Both book and regulatory capital levels have declined since March 31, 2008 from significant organic growth in commercial lending while the residential real estate loan portfolio declined.  This change in our asset mix has placed downward pressure on the regulatory risk-weighted total capital ratio.  We are required to maintain a minimum of 10% risk-weighted total capital under current banking regulation to be considered well-capitalized.  Our total risk-weighted capital ratio increased to 10.96% at March 31, 2009 compared to 10.63% at December 31, 2008 due to ongoing net income while commercial loans and other assets remained at levels similar to December 31, 2008.  Despite the increase in total capital, due to expectations for continued commercial loan growth, we expect to complete a process to raise additional regulatory capital prior to the end of the September 2009 quarter.

Table 12:  Capital Ratios – Consolidated Holding Company

	March 31,		December 31,
(dollars in thousands)	2009	2008	2008

Stockholders’ equity	$ 41,375	$ 38,654	$ 39,899
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(87)	(91)	(79)
Unrealized gain on securities available for sale	(1,940)	(1,458)	(1,468)

Tier 1 regulatory capital	46,848	44,605	45,852
Allowance for loan losses	6,030	4,958	5,521

Total regulatory capital	$ 52,878	$ 49,563	$ 51,373

Tier 1 capital to average tangible assets (leverage ratio)	8.26%	8.51%	8.21%
Tier 1 capital to risk-weighted assets	9.71%	10.15%	9.48%
Total capital to risk-weighted assets	10.96%	11.28%	10.63%

RESULTS OF OPERATIONS

March 2009 quarterly earnings were $.65 per share on net income of $1,006, a decline from $.68 per share on net income of $1,059 in the December 2008 quarter, and the same as $.65 earnings per share recorded in the March 2008 quarter on net income of $1,002.  Return on average assets was .72% and .77% during the quarters ended March 31, 2009 and 2008, respectively.  Return on average stockholders’ equity was 9.93% and 10.71% during the quarters ended March 31, 2009 and 2008, respectively.

The following Table 13 presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Earnings and dividends:	2009	2008	2008	2008	2008

Net interest income	$ 4,100	$ 3,788	$ 3,488	$ 3,568	$ 3,563
Provision for loan losses	$ 700	$ 330	$ 285	$ 135	$ 135
Other noninterest income	$ 1,376	$ 1,090	$ 21	$ 1,072	$ 1,024
Other noninterest expense	$ 3,397	$ 3,135	$ 3,195	$ 3,141	$ 3,118
Net income	$ 1,006	$ 1,059	$ 221	$ 1,019	$ 1,002

Basic earnings per share(3)	$ 0.65	$ 0.68	$ 0.14	$ 0.66	$ 0.65
Diluted earnings per share(3)	$ 0.65	$ 0.68	$ 0.14	$ 0.66	$ 0.65
Dividends declared per share(3)	$ –	$ 0.34	$ –	$ 0.34	$ –
Net book value per share	$ 26.53	$ 25.76	$ 24.71	$ 24.08	$ 24.96

Semi-annual dividend payout ratio	n/a	41.12%	n/a	26.13%	n/a
Average common shares outstanding	1,559,198	1,548,898	1,548,898	1,548,898	1,548,855

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 421,029	$ 415,468	$ 405,578	$ 396,635	$ 383,456
Assets	$ 569,372	$ 559,932	$ 551,077	$ 539,020	$ 525,605
Deposits	$ 427,490	$ 420,856	$ 413,848	$ 397,092	$ 392,616
Stockholders’ equity	$ 41,072	$ 38,668	$ 37,884	$ 38,729	$ 37,627

Performance ratios:

Return on average assets(1)	0.72%	0.75%	0.16%	0.76%	0.77%
Return on average stockholders’ equity(1)	9.93%	10.90%	2.32%	10.58%	10.71%
Average tangible stockholders’ equity to
average assets(4)	6.88%	6.87%	6.91%	6.99%	7.00%
Net loan charge-offs to average loans(1)	0.15%	0.10%	0.04%	0.05%	0.03%
Nonperforming loans to gross loans	2.82%	2.64%	2.58%	1.24%	1.23%
Allowance for loan losses to gross loans	1.41%	1.28%	1.25%	1.24%	1.27%
Net interest rate margin(1)(2)	3.26%	3.02%	2.84%	2.99%	3.05%
Net interest rate spread(1)(2)	2.94%	2.64%	2.45%	2.57%	2.61%
Service fee revenue as a percent of
average demand deposits(1)	2.68%	3.01%	3.13%	3.25%	3.11%
Noninterest income as a percent
of gross revenue	15.80%	12.78%	0.29%	12.57%	11.73%
Efficiency ratio(2)	59.66%	61.53%	85.70%	64.71%	65.15%
Noninterest expenses to average assets(1)	2.42%	2.23%	2.31%	2.34%	2.39%

Stock price information:

High	$ 18.75	$ 20.75	$ 25.75	$ 26.65	$ 26.65
Low	$ 14.40	$ 14.40	$ 22.50	$ 24.00	$ 22.00
Last trade value at quarter-end	$ 18.75	$ 14.40	$ 22.50	$ 24.85	$ 25.25

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  March 2009 quarterly tax adjusted net interest income increased $313, or 7.8%, to $4,318 from the recent quarter ended December 31, 2008, and increased $556, or 14.8%, from the prior year quarter ended March 31, 2008.  Quarterly product balances, yields, and costs are presented in the following table.  Net interest income benefited from falling funding rates across all funding categories, while loan and securities yield on a linked quarter basis remained little changed.  Insertion of adjustable rate commercial loan interest rate floors and an increase in required credit spread on repricing loans helped to support the loan yield despite falling short-term market rates.

Tax adjusted net interest margin was 3.26% during the March 2009 quarter, compared to 3.02% in the December 2008 quarter and 3.05% during the March 2008 quarter.  During the March 2009 quarter, asset yields declined .07% while cost of interest-bearing liabilities declined .37%, causing net interest spread to increase to 2.94%.

In the upcoming June 2009 quarter, loan yields are expected to decline slightly, but the decline in certificate of deposit and wholesale funding costs are expected to outpace the decline in loan yield, resulting in continued strong net margin compared to that seen during calendar 2008.  However, non-maturity deposit costs such as savings, interest bearing demand deposits, and money market funds are not expected to decline significantly below the 1.36% average cost seen during the March 2009 quarter.  We expect downward pressure on net interest margin could occur later in 2009 if interest rate levels remain low and liquidity in the banking system brings in spreads relative to U.S. Treasury securities and LIBOR indicative rates.  In addition, a sustained increase in market rates could lower net margin as funding costs rise but adjustable rate loans remain at the interest rate floor.  At March 31, 2009, approximately $95 million, or 22% of gross loans were adjustable rate loans at the interest rate floor.

Table 14:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2009			Quarter ended March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 426,646	$ 6,198	5.89%	$ 388,361	$ 6,518	6.75%
Taxable securities	65,183	811	5.05%	65,448	845	5.19%
Tax-exempt securities(2)	38,104	538	5.73%	34,142	500	5.89%
FHLB stock	3,250	–	0.00%	3,017	–	0.00%
Other	3,215	2	0.25%	4,327	40	3.72%

Total(2)	536,398	7,549	5.71%	495,295	7,903	6.42%

Non-interest-earning assets:
Cash and due from banks	12,581			9,988
Premises and equipment, net	10,829			11,070
Cash surrender value ins	10,008			8,838
Other assets	5,173			5,319
Allowance for loan losses	(5,617)			(4,905)

Total	$ 569,372			$ 525,605

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 106,231	$ 367	1.40%	$ 93,636	$ 587	2.52%
Money market deposits	69,349	222	1.30%	72,809	497	2.75%
Time deposits	201,131	1,755	3.54%	179,135	2,079	4.67%
FHLB borrowings	62,911	589	3.80%	57,418	606	4.24%
Other borrowings	25,721	185	2.92%	26,124	259	3.99%
Junior sub. debentures	7,732	113	5.93%	7,732	113	5.88%

Total	473,075	3,231	2.77%	436,854	4,141	3.81%

Non-interest-bearing liabilities:
Demand deposits	50,779			47,036
Other liabilities	4,446			4,088
Stockholders’ equity	41,072			37,627

Total	$ 569,372			$ 525,605

Net interest income		$ 4,318			$ 3,762
Rate spread			2.94%			2.61%
Net yield on interest-earning assets			3.26%			3.05%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2009 compared to 2008
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 556	$ (876)	$ (320)
Taxable securities	(3)	(31)	(34)
Tax-exempt securities(2)	56	(18)	38
FHLB stock	–	–	–
Other interest income	(1)	(37)	(38)

Total	608	(962)	(354)

Interest paid on:
Savings and demand deposits	43	(263)	(220)
Money market deposits	(11)	(264)	(275)
Time deposits	192	(516)	(324)
FHLB borrowings	51	(68)	(17)
Other borrowings	(3)	(71)	(74)
Junior subordinated debentures	–	–	–

Total	272	(1,182)	(910)

Net interest earnings	$ 336	$ 220	$ 556

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

We determine the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  Our provision for loan losses was $700 in the March 2009 quarter compared to $135 in the March 2008 quarter.  Annualized net charge-offs were .15% and .03% during the March 2009 and 2008 quarters, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  The quarterly level of loan loss provision during the remainder of 2009 is expected to be greater than that seen during 2008 to support new loan growth and to reflect negative changes in credit quality as a result of general economic conditions.

NONINTEREST INCOME

Total noninterest income for the quarter ended March 31, 2009 was $1,376 compared to $1,024 earned during the March 2008 quarter, an increase of $352, or 34.4%.  The increase resulted from additional mortgage banking income of $455 offset by a loss on disposal of equipment totaling $98.

Intervention by various United States Treasury programs and open market mortgage related asset purchases by the Federal Reserve since December 2008 have dramatically lowered long-term residential mortgage rates, prompting a wave of mortgage refinancing during the March 2009 quarter.  In addition, our residential mortgage market share increased from approximately 8.00% of the number of filed mortgages in March 2008 to 11.5% of mortgages filed during the March 2009 quarter.  Since December 31, 2008, approximately 20% of our existing serviced mortgage loan portfolio refinanced into a new lower rate mortgage.  During the quarter ended March 31, 2009, mortgage loans serviced for others also increased by $20.1 million, or 10.8% to $206.0 million.  While some refinance activity continues, PSB does not expect this level of quarterly mortgage banking income to continue during all of 2009.

Service fee income declined $28, or 7.6% in the March 2009 quarter to the prior year quarter due to lower overdraft fees collected under in our “Overdraft Defender” product.  Such fees can be seasonal and are expected to increase throughout the year.  Debit card interchange fees are reflected as other noninterest income and increased $21 due to continued growth in Reward Checking account deposits.  Customers must meet minimum debit card usage requirements to earn the monthly account reward.

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB under various MPF programs and for FNMA as of March 31, 2009.

Table 17:  Residential Mortgage Loans Serviced for Others as of March 31, 2009 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 53,708	725	5.42%	72	$ 499	$ 2,494	$ 206	0.38%
FHLB MPF 125	91,220	785	5.79%	34	1,851	1,753	421	0.46%
FHLB XTRA	58,646	400	4.82%	1	n/a	n/a	233	0.40%
FNMA	2,406	18	5.92%	14	n/a	n/a	10	0.42%

Totals	$205,980	1,928	5.42%	34	$ 2,350	$ 4,247	$ 870	0.42%

We have ceased originating loans under the MPF 100 and MPF 125 programs.  All originations are now through the FHLB XTRA closed loan program.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, we have made no provision for a recourse liability related to this recourse obligation on loans we currently service.  Under the MPF 100 and MPF 125 credit enhancement programs, the FHLB is reimbursed for any incurred principal losses by withholding the monthly credit enhancement fee normally paid to us until their principal loss is recovered.  We recognize credit enhancement income on a cash basis when received from the FHLB monthly.

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan.  We are paid an annualized fee of 25 basis points for servicing future payments on the loan.  We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees.  The FHLB has no recourse to us for their realized future principal losses under the XTRA program.  As loan principal is repaid by customers on loans in these discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, potentially reducing PSB mortgage banking income in future periods. Credit enhancement fee income was $39 and $37 during the quarters ended March 31, 2009 and 2008, respectively.

NONINTEREST EXPENSE

Total noninterest expenses increased $279, or 8.9%, during the March 2009 quarter to $3,397 compared to total noninterest expenses of $3,118 during the March 2008 quarter.  Salaries and employee benefits increased $23, or 1.3% compared to the prior year quarter.  Increases were also seen in the operation and maintenance of facilities and expenses related to data processing and operations totaling $75, or 10.4%.  Collection and problem loan expenses also increased during the March 2009 quarter by $54 compared to the prior year quarter.

However, the most significant expense increase during the March 2009 quarter was for FDIC insurance premiums, which increased $121, or 269% over the prior year, from an industry wide increase in insurance premiums.  In addition, the FDIC has announced its intention to charge a special fee assessment to recapitalize the FDIC insurance fund during the June 2009 quarter of up to 20 basis points on insured deposits. This special assessment, if enacted, would generate approximately $865 in additional FDIC insurance premium expense for PSB during the June 2009 quarter.  We expect FDIC insurance premiums during all of 2009 to be dramatically greater than seen during 2008.  We are accruing the entire FDIC special assessment premium during the June 2009 quarter with none of the special assessment recorded during the quarter ended March 31, 2009.  Excluding all FDIC insurance premium expense, total operating expenses increased 5.1% during the quarter ended March 31, 2009 compared to the prior year quarter.

Our effective income tax rate increased from 24.9% for the March 2008 quarter to 27.0% for the March 2009 quarter despite higher levels of tax-exempt security and life insurance income in 2009 due to a change in Wisconsin state franchise tax law effective January 1, 2009.  Prior to this change, income earned on securities held in PSB’s Nevada investment subsidiary did not incur state franchise tax on earnings.  Wisconsin’s change to a “combined reporting” method of state franchise tax requires us to pay state franchise tax on Nevada income after 2008.  This change increased the provision for income taxes during the March 2009 quarter by approximately $38.  Due to this change in state tax law, we expect the provision for income taxes to increase approximately $150 during all of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of PSB’s Form 10-K for the year ended December 31, 2008.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of PSB’s Annual Report on Form 10-K for the year ended December 31, 2008, under the caption “Forward-Looking Statements.”  These and other risk factors could materially affect PSB’s business, financial condition, or future results of operations.  The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2009, we issued 1,736 shares of our common stock to our Chief Executive Officer, Peter W. Knitt, and 1,528 shares of our common stock to our Chief Financial Officer, Scott M. Cattanach.  These shares were among a total of 10,416 shares of restricted stock granted to employees based on 2008 performance, and they are subject to certain restrictions as set forth in our Restricted Stock Plan and form of restricted stock grant agreement, which was filed with our Form 8-K dated November 27, 2007.

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

PSB HOLDINGS, INC.

May 15, 2009

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002