Form 10-Q
period 2009-06-30
PSB HOLDINGS INC /WI/
filed 2009-08-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of common shares outstanding at August 14, 2009 was 1,559,314.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2009

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		June 30, 2009 (unaudited) and December 31, 2008
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Six Months Ended June 30, 2009 and 2008 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Six Months Ended June 30, 2009 (unaudited)	3

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2009 and 2008 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	37

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 6.	Exhibits	37

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2009 unaudited, December 31, 2008 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2009	2008
Assets

Cash and due from banks	$ 9,059	$ 12,307
Interest-bearing deposits and money market funds	4,292	865

Cash and cash equivalents	13,351	13,172

Securities available for sale (at fair value)	103,818	102,930
Loans held for sale	138	245
Loans receivable, net of allowance for loan losses	434,182	424,635
Accrued interest receivable	2,150	2,195
Foreclosed assets	1,028	521
Premises and equipment, net	10,440	10,929
Mortgage servicing rights, net	1,046	785
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,172	9,969
Other assets	2,196	1,855

TOTAL ASSETS	$581,771	$570,486

Liabilities

Non-interest-bearing deposits	$ 55,333	$ 54,233
Interest-bearing deposits	376,503	373,568

Total deposits	431,836	427,801

Federal Home Loan Bank advances	60,750	65,000
Other borrowings	28,839	25,631
Senior subordinated notes	6,550	–
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,787	4,423

Total liabilities	540,494	530,587

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,559,314 and 1,548,898 shares, respectively	1,751	1,751
Additional paid-in capital	5,586	5,856
Retained earnings	37,667	36,328
Accumulated other comprehensive income	1,477	1,450
Treasury stock, at cost – 192,117 and 202,533 shares, respectively	(5,204)	(5,486)

Total stockholders’ equity	41,277	39,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,771	$570,486

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$6,186	$6,245	$12,349	$12,737
Securities:
Taxable	805	851	1,616	1,693
Tax-exempt	332	342	687	672
Other interest and dividends	1	18	3	58

Total interest and dividend income	7,324	7,456	14,655	15,160

Interest expense:
Deposits	2,240	2,904	4,584	6,067
FHLB advances	577	633	1,166	1,239
Other borrowings	168	237	353	496
Senior subordinated notes	57	–	57	–
Junior subordinated debentures	114	114	227	227

Total interest expense	3,156	3,888	6,387	8,029

Net interest income	4,168	3,568	8,268	7,131
Provision for loan losses	600	135	1,300	270

Net interest income after provision for loan losses	3,568	3,433	6,968	6,861

Noninterest income:
Service fees	352	399	688	763
Mortgage banking	496	306	1,253	608
Gain on sale of loan	122	–	122	–
Investment and insurance sales commissions	151	84	244	198
Net loss on disposal of property and equipment	–	(7)	(98)	(9)
Increase in cash surrender value of life insurance	102	91	203	180
Other noninterest income	219	199	406	356

Total noninterest income	1,442	1,072	2,818	2,096

Noninterest expense:
Salaries and employee benefits	2,029	1,721	3,792	3,461
Occupancy and facilities	443	501	985	1,012
Data processing and other office operations	229	260	484	471
Advertising and promotion	105	88	178	175
FDIC insurance premiums	429	73	595	117
Other noninterest expenses	582	498	1,180	1,023

Total noninterest expense	3,817	3,141	7,214	6,259

Income before provision for income taxes	1,193	1,364	2,572	2,698
Provision for income taxes	310	345	683	677

Net income	$ 883	$1,019	$ 1,889	$ 2,021
Basic earnings per share	$ 0.57	$ 0.66	$ 1.21	$ 1.30
Diluted earnings per share	$ 0.57	$ 0.66	$ 1.21	$ 1.30

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2009 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2009	$1,751	$5,856	$36,328	$1,450	$(5,486)	$39,899

Comprehensive income:
Net income			1,889			1,889
Unrealized gain on securities
available for sale, net of tax				27		27

Total comprehensive income						1,916

Issuance of new restricted stock grants		(282)			282	–
Vesting of existing restricted stock grants		12				12
Cash dividends declared $.35 per share			(541)			(541)
Cash dividends declared on unvested
restricted stock grants			(9)			(9)

Balance June 30, 2009	$1,751	$5,586	$37,667	$1,477	$(5,204)	$41,277

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008 – unaudited

(dollars in thousands)	2009	2008

Cash flows from operating activities:

Net income	$ 1,889	$ 2,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,094	864
Provision for loan losses	1,300	270
Deferred net loan origination costs	(234)	(315)
Gain on sale of loans	(1,349)	(485)
Recapture of servicing right valuation allowance	(88)	(19)
Loss on sale of premises and equipment	98	9
(Gain) loss on sale of foreclosed assets	(8)	23
Increase in cash surrender value of life insurance	(203)	(180)
Changes in operating assets and liabilities:
Accrued interest receivable	45	128
Other assets	(461)	(397)
Other liabilities	364	355

Net cash provided by operating activities	2,447	2,274

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	12,924	13,545
Payment for purchase of:
Securities available for sale	(13,757)	(15,944)
Purchase of FHLB stock	–	(233)
Net increase in loans	(10,434)	(13,813)
Capital expenditures	(34)	(539)
Proceeds from sale of premises and equipment	–	13
Proceeds from sale of foreclosed assets	40	155
Purchase of bank-owned life insurance	–	(291)

Net cash used in investing activities	(11,261)	(17,107)

Consolidated Statements of Cash Flows, continued

(dollars in thousands)	2009	2008

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	1,100	(4,240)
Net increase in interest-bearing deposits	2,935	5,150
Net increase (decrease) in FHLB advances	(4,250)	8,000
Net increase in other borrowings	3,208	864
Proceeds from issuance of senior subordinated notes	6,550	–
Dividends declared	(550)	(528)

Net cash provided by financing activities	8,993	9,246

Net increase (decrease) in cash and cash equivalents	179	(5,587)
Cash and cash equivalents at beginning	13,172	21,127

Cash and cash equivalents at end	$ 13,351	$ 15,540

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 6,425	$ 7,894
Income taxes	1,080	860

Noncash investing and financing activities:

Loans charged off	$ 328	$ 80
Loans transferred to foreclosed assets	539	206
Issuance of unvested restricted stock grants at fair value	150	100
Vesting of restricted stock grants	12	5

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, 31,500 shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  As of June 30, 2009, 4,281 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the six months ended June 30, 2009, no options were exercised but options to purchase 195 shares at $15.86 per share lapsed.  During the six months ended June 30, 2008, no options were exercised or lapsed.

During the quarter ended March 31, 2009, PSB granted 10,416 shares of restricted stock to certain employees at $14.40 per share having a total market value of $150 upon issuance.  During the quarter ended March 31, 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the six months ended June 30, compensation expense recorded from amortization of restricted shares expected to vest upon the initial vesting date was $12 and $5 during 2009 and 2008, respectively.  As of June 30, 2009, all 14,332 shares of restricted stock remained unvested.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
(dollars in thousands, except per share data – unaudited)	June 30,		June 30,
	2009	2008	2009	2008

Net income	$ 883	$ 1,019	$ 1,889	$ 2,021

Weighted average shares outstanding	1,559,314	1,548,898	1,559,256	1,548,876
Effect of dilutive stock options outstanding	1,119	1,634	740	1,615

Diluted weighted average shares outstanding	1,560,433	1,550,532	1,559,996	1,550,491

Basic earnings per share	$ 0.57	$ 0.66	$ 1.21	$ 1.30
Diluted earnings per share	$ 0.57	$ 0.66	$ 1.21	$ 1.30

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands – unaudited)	2009	2008	2009	2008

Net income	$ 883	$ 1,019	$ 1,889	$ 2,021
Unrealized gain (loss) on securities available for sale, net of tax	(441)	(1,847)	27	(812)

Comprehensive income (loss)	$ 442	$ (828)	$ 1,916	$ 1,209

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

NOTE 9 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level with U.S. Bank for advances up to $1 million, which expires February 27, 2010.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.50%.  As of June 30, 2009 and December 31, 2008, no advances were outstanding on the line.

NOTE 10 – SENIOR SUBORDINATED NOTES

As of June 30, 2009, PSB had obtained fully paid and irrevocable subscriptions to issue $6,550 of Senior Subordinated Notes (“Notes”) on a private placement basis.  On July 1, 2009, PSB issued $7,000 Notes with a fixed interest rate of 8.00% paid quarterly maturing on July 1, 2019.  At its option, PSB may prepay the Notes in whole or in part beginning July 1, 2012.  Under current banking regulatory capital rules, for the first five years of the issue PSB may reclassify the Notes as Tier 2 equity capital.  Beginning in the sixth year, the amount eligible to be classified as regulatory capital declines 20% per year until the Note’s final maturity.

NOTE 11 – FAIR VALUE MEASUREMENTS

Certain assets are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Under Statement of Financial Accounting Standard (“SFAS”) No. 157, PSB groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).

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

Some assets and liabilities, such as securities available for sale and loans held for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as impaired loans, foreclosed properties, mortgage servicing rights, mortgage rate lock commitments, and guarantee liabilities are measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities available for sale – Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  Level 1 securities include equity securities traded on a national exchange.  The fair value measurement of a Level 1 security is based on the quoted price of the security.  Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.  Level 3 securities include trust preferred securities that are not traded in an active market.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

Loans held for sale – Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired (see Note 5) are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements.

Foreclosed assets – Real estate and other property acquired through, or in lieu of, loan foreclosure are not measured at fair value on a recurring basis.  Initially, foreclosed assets are recorded at fair value less estimated costs to sell at the date of foreclosure.  Valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell.  Fair value measurements are based on current formal or informal appraisals of property value compared to recent comparable sales of similar property.  Independent appraisals reflecting comparable sales are considered Level 2 measurements, while internal assessments of appraised value based on current market activity are considered Level 3 measurements.

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

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement.

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.

Assets measured at fair value on a recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$103,818	$ –	$102,170	$1,648
Loans held for sale	138	–	138	–

Totals	$103,956	$ –	$102,308	$1,648

Reconciliation of fair value measurements using significant unobservable inputs:				Securities
				Available
(dollars in thousands)				For Sale

Beginning of year balance				$1,670

Total realized/unrealized gains and (losses):

Included in earnings				–
Included in other comprehensive income				(22)

Purchases, maturities, and sales				–

End of period balance				$1,648

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at period end				$ –

Assets measured at fair value on a non-recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Impaired loans	$11,160	–	–	$11,160
Foreclosed assets	1,028	–	–	1,028
Mortgage servicing rights	1,046	–	–	1,046
Mortgage rate lock commitments	46	–	–	46

Totals	$13,280	$ –	$ –	$13,280

Liabilities – Guarantee liability	$ 77	$ –	$ –	$ 77

At June 30, 2009, loans with a carrying amount of $11,700 were considered impaired and were written down to their estimated fair value of $11,160 net of a valuation allowance of $540.  At December 31, 2008, loans with a carrying amount of $9,685 were considered impaired and were written down to their estimated fair value of $9,138, net of a valuation allowance of $547.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At June 30, 2009, mortgage servicing rights with a carrying amount of $1,151 were considered impaired and were written down to their estimated fair value of $1,046, resulting in an impairment allowance of $105.  At December 31, 2008, mortgage servicing rights with a carrying amount of $980 were considered impaired and were written down to their estimated fair value of $785, resulting in an impairment charge of $158.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Senior subordinated notes and junior subordinated debentures – Fair value of fixed rate, fixed term notes and debentures are estimated by discounting future cash flows using the current rates at which similar borrowings would be made.

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$ 13,351	$ 13,351	$ 13,172	$ 13,172
Securities	103,818	103,818	102,930	102,930
Net loans receivable and loans held for sale	434,320	436,908	424,880	428,306
Accrued interest receivable	2,150	2,150	2,195	2,195
Mortgage servicing rights	1,046	1,046	785	785
Mortgage rate lock commitments	46	46	160	160
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,172	10,172	9,969	9,969

Financial liabilities:

Deposits	$431,836	$434,866	$427,801	$430,757
FHLB advances	60,750	62,721	65,000	67,616
Other borrowings	28,839	30,178	25,631	27,569
Senior subordinated notes	6,550	6,333	–	–
Junior subordinated debentures	7,732	7,257	7,732	6,991
Accrued interest payable	1,258	1,258	1,238	1,238
Guarantee liability	77	77	99	99

NOTE 12 – CURRENT YEAR ACCOUNTING CHANGES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations.  This statement establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements.  SFAS No. 141R is effective for business combinations after December 31, 2008.  The adoption of this statement had no impact to PSB’s financial statements.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends (or dividend equivalents) are participating securities and, as such, shall be included in the computation of earnings per share.  PSB adopted FSP No. EITF 03-06-1 on January 1, 2009. Adoption of this FSP required PSB to include unvested restricted stock in its earnings per share and net book value per share computations.  All prior period earnings per share must be adjusted retrospectively to conform to the provisions of this FSP when shown on a comparative basis to 2009 financial results.  The following table presents per share measurements for prior periods that changed as a result of adoption of this FSP:

		Restated
		Following
	As Originally	Accounting
	Reported	Change
Basic and diluted earnings per share:
Quarter ended June 30, 2008	$ 0.66	$ 0.66
Six months ended June 30, 2008	1.31	1.30
Net book value per share at June 30, 2008	24.14	24.08
Net book value per share at December 31, 2008	25.82	25.76

In April 2009, the FASB issued three standards for fair value and mark-to-market accounting concerning how certain illiquid assets may be valued by financial institutions.  Two standards were related to fair value accounting, and one standard was issued for accounting for impaired investment securities.  These current accounting changes are summarized below.

FSP on SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair value when there is no active market or where price inputs used represent distressed sales.  This FSP reaffirmed the objective that fair value should based on an orderly transaction in a market that is not distressed.  If it is determined that market inputs are from distressed or forced transactions, fair value may be estimated using management’s judgment representing an orderly sale of the asset under current market conditions.  PSB adopted this FSP during the quarter ended June 30, 2009 with no material impact on its financial statements.

FSP on SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Adoption of this FSP during the quarter ended June 30, 2009 requires PSB to present fair value information on a quarterly basis related to loans and deposits and other financial instruments not carried at fair value on the Consolidated Balance Sheets.  Previously, such disclosures were required only on an annual basis.

FSP on SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance on disclosure and reporting related to other-than-temporary-impairment of investment securities.  Under the new standard, only other-than-temporary impairment from credit losses are reflected on the income statement while losses related to disrupted or illiquid markets are recorded in comprehensive income via a reduction in stockholders’ equity.  In this situation, the loss on the impaired security and its recognition through the income statement or equity would also be disclosed on the income statement.  PSB’s adoption of the statement during the quarter ended June 30, 2009 did not have a material impact to its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for the June 30, 2009 financial statements.  It requires PSB to add a new disclosure that gives the date through which potential subsequent event disclosures were reviewed.  The date must be the same as the financial statement issue date for public companies, which is the release date of the SEC Quarterly Report on Form 10-Q.

NOTE 13 – FUTURE ACCOUNTING CHANGES

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 14.  The new standard is applicable on January 1, 2010 and could impact the balance sheet accounting treatment for loan participations including SBA and government program loans when a portion of the loan is sold and a portion is retained.  If all “participating interest’ tests are met, the participation could be categorized as sold.  If one or more of the participating interest tests is not met, it would be recorded on the balance sheet as a secured borrowing.  PSB is currently evaluating the terms of all participation loans sold to determine the impact of this change on its statement of condition and results of operations.

In June 2009, the FASB also issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), regarding an interpretation of accounting for variable interest entities.  PSB currently has no variable interest entities, but does maintain PSB Holdings Statutory Trust I, a subsidiary associated with its 2005 trust preferred junior subordinated debenture issue.  Management expects PSB will be required to consolidate this entity into the holding company as a result of this new standard (the subsidiary is currently not consolidated into PSB).  SFAS No. 167 is effective for PSB on January 1, 2010.  PSB does not expect adoption of SFAS No. 167 to have a material impact to its operations or financial condition.

During June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (GAAP)—a replacement of FASB Statement No. 162.  SFAS No. 168 is effective for PSB on September 30, 2009.  This standard is a comprehensive project to join together all GAAP authoritative literature into one reference location.  In addition, future changes to accounting standards or interpretations will not be issued separately, but instead be promulgated as updates to the FASB Accounting Standards Codification.  The Codification does not change any existing GAAP, but changes its presentation and makes uniform its authority.

NOTE 14 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2009 but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the August 14, 2009 release date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on June 30, 2009, and references to “PSB” as well as use of terms like “we” and “our” are references to PSB Holdings, Inc. and its consolidated subsidiaries.

Forward-looking statements have been made in this document that are subject to risks and uncertainties.  While we believe these forward-looking statements are based on reasonable assumptions, all such statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated in this report.  The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those referred to under the caption “Forward-Looking Statements” in Item 1 of our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), and, from time to time, in our other filings with the Securities and Exchange Commission.  We do not intend to update forward-looking statements.

Executive Overview

June 2009 quarterly net income was $883, or $.57 earnings per diluted share, compared to the most recent March 2009 quarterly net income of $1,006, or $.65 earnings per diluted share, and the prior year June 2008 quarterly net income of $1,019, or $.66 earnings per share.  An industry wide FDIC special assessment reduced our June 2009 quarterly net income by $160, or $.10 per share.  Excluding the FDIC special assessment, June 2009 quarterly net income would have been $1,043, or $.67 per share.  Year to date for the six months ended June 30, 2009, earnings were $1.21 per share on net income of $1,889 compared to $1.30 per share on net income of $2,021 last year.  Excluding the FDIC special assessment, year to date 2009 net income would have been $2,049, or $1.31 per share.

Current year net income has been characterized by significantly greater net interest income (from both earning asset growth and improvement in net interest margin) as well as mortgage banking income as customers refinance their home loans as falling long-term U.S. Treasury security rates have lowered secondary market mortgage rates.  However, this increased income has been offset by increased provision for estimated loan losses and FDIC insurance expenses as the ongoing national recession has increased potential future credit losses in our customer base.  The national banking industry remains significantly stressed with an increase in bank failures and prospect for future failures for which FDIC insurance funds are used to make depositors whole.  The FDIC has used industry wide insurance rate increases and special assessments to recapitalize the insurance fund based on their projections of continued bank failures in the United States.

Total assets were $581.8 million at June 30, 2009 compared to $570.5 million at December 31, 2008 and $545.0 million at June 30, 2008, increasing $36.8 million or 6.7% during the past twelve months.  Net loans receivable increased $9.6 million to $434.2 million at June 30, 2009 compared to $424.6 million at December 31, 2008, but increased $33.1 million, or 8.2%, compared to net loans of $401.1 million at June 30, 2008.  Loan growth has come from commercial loans, including commercial real estate loans, while residential mortgage loans held for investment have declined as some borrowers refinanced into the secondary market.

Total deposits at June 30, 2009 were $431.8 million compared to $427.8 million at December 31, 2008 and $402.9 million at June 30, 2008.  Local deposits grew $7.3 million, or 2.2%, to $346.6 million since June 30, 2008, with the remaining $21.6 million of deposit growth seen in wholesale and brokered deposits.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings was $174.9 million, $155.5 million, and $155.9 million, at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

Our provision for loan losses was $600 and $135 during the quarters ended June 30, 2009 and 2008 respectively.  Year to date, provision for loans losses has been $1,300 and $270 during the six months ended June 30, 2009 and 2008, respectively.  The provision for loan losses increased dramatically during 2009 from an increase in nonperforming loans as well as internal assessments of currently performing loans with factors that increase the risk for future delinquency.  Annualized net charge-offs were .15% and .04% of average loans during the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, the allowance for loan losses was 1.47% of total loans compared to 1.28% of total loans at December 31, 2008, and 1.24% of total loans at June 30, 2008.  Nonperforming assets increased 16.1% to $14,723 compared to the most recent quarter ended March 31, 2009 and have increased 24.2% since December 31, 2008.  Current nonperforming assets represent approximately 31% of regulatory Tier 1 capital and 25% of total regulatory capital.  Approximately 38% of total nonperforming assets continue to be represented by one problem borrower under foreclosure.  We anticipate gaining title to this property and marketing it for sale during the September 2009 quarter.  Excluding this large problem borrower, nonperforming assets at June 30, 2009 would have been 1.59% of total assets.

On July 1, 2009, we completed an issue of $7 million 8% Senior Subordinated Notes and contributed the net proceeds to our subsidiary, Peoples State Bank.  While the Notes are reflected as debt on the Consolidated Balance Sheets, the debt is reclassified as equity for banking regulatory purposes.  Due to this increase in regulatory capital, our total risk adjusted capital ratio increased to 12.47% at June 30, 2009, compared to 10.96% at March 31, 2009.  To retain “well capitalized” status under banking regulation, Peoples State Bank’s total risk adjusted capital ratio must continue to be greater than 10%.  The primary purpose of the Notes was to provide capital required for ongoing loan growth.

Regarding other government programs made available to support the nation’s banks, we do not expect to sell any of our assets pursuant to the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) or to participate in its guarantee program for troubled assets.  We also elected not to participate in the Capital Purchase Program, in which preferred shares and warrants would be issued to the U.S. Treasury, even though we were approved for participation in this program.  We have elected to participate in the Transaction Account Guarantee Program, just as we participate in all other FDIC deposit insurance programs.  Also, while we have retained the right to do so, we do not, at this time, intend to issue senior unsecured debt securities under the U.S. Treasury’s Debt Guarantee Program.

We regularly maintain access to wholesale markets to fund loan originations and manage fluctuations in local depositor balances.  Wholesale funding to total assets was 30.1%, 27.3%, and 28.6% at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.  At June 30, 2009, unused (but available) wholesale funding was approximately $170 million, or 29% of total assets, compared to $119 million, or 21% of total assets at December 31, 2008.  The increase in wholesale funding availability during the June 2009 quarter was due to our acceptance by the Federal Reserve to participate in their “Borrower in Custody” program in which unencumbered performing commercial and commercial real estate loans are pledged against potential short-term Federal Reserve Discount Window advances.

Tax adjusted net interest income totaled $4,375 during the June 2009 quarter compared to $4,318 in the March 2009 quarter and $3,782 in the June 2008 quarter.  Year to date tax adjusted net interest income was $8,692 through June 30, 2009 compared to $7,545 during 2008, an increase of 15.2%.  Approximately $642 of the increase was from growth in earning assets over the prior year period and approximately $505 was from an increase in net interest margin from 3.02% during the six months ended June 30, 2008 to 3.25% during 2009.  During the June 2009 quarter, wholesale funding and time deposit costs continued to fall but nonmaturity interest bearing deposit costs increased slightly from 1.36% in the March 2009 quarter to 1.40% in the June 2009 quarter.  These core deposits are expected to be near their low rate of the interest rate cycle due to competition for such deposits.  In the coming quarter, loan yields and certificate of deposit and wholesale funding costs are expected to decline similar amounts, resulting in continued strong net margin compared to that seen during calendar 2008.

Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of Deposit Insurance Fund (“DIF”) resources.  In response, the FDIC has raised the premium assessment for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels.  Under the FDIC’s restoration plan, the premium assessment rate was raised by seven basis points beginning on January 1, 2009 resulting in a 2009 initial base assessment rate of approximately 14 basis points for Peoples State Bank.  In addition, the FDIC charged an industry wide special assessment for the June 2009 quarter equal to 5 basis points of total assets (net of Tier 1 regulatory capital).  We recorded the special assessment totaling $264 ($160 after tax benefits) during the June 2009 quarter.  The FDIC reserves the right to require additional special assessments during 2009 to capitalize the DIF as needed.  We expect our 2009 FDIC insurance expense to be many multiples greater than seen during 2008.  Total FDIC insurance expense was $595 and $117 during the six months ended June 30, 2009 and 2008, respectively.

Our effective income tax rate increased from 25.1% for the six months ended June 30, 2008 to 26.6% during the six months ended June 30, 2009 despite higher levels of tax-exempt investment security and life insurance income in 2009 due to a change in Wisconsin state franchise tax law effective January 1, 2009.  Prior to this change, income earned on securities held in Peoples State Bank’s Nevada investment subsidiary did not incur state franchise tax on earnings.  Wisconsin’s change to a “combined reporting” method of state franchise tax requires us to pay state franchise tax on Nevada income during 2009.  This change increased the provision for income taxes during the six months ended June 30, 2009 by approximately $76.  Due to this change in state tax law, we expect the provision for income taxes to increase approximately $150 during all of 2009.

Statistical Tables and Analysis

BALANCE SHEET

At June 30, 2009, total assets were $581,771, an increase of $11,112, or 1.9% over March 31, 2009, and an increase of $11,285, or 2.0% over December 31, 2008.  Changes in assets since March 31, 2009 and December 31, 2008 consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2009		June 30, 2009
	$	%	$	%

Commercial, industrial and agricultural loans	$10,553	8.1%	$10,045	7.6%
Commercial real estate mortgage loans	1,699	0.9%	5,773	3.0%
Investment securities	1,371	1.3%	888	0.9%
Bank-owned life insurance	102	1.0%	203	2.0%
Other assets (various categories)	(8)	0.0%	(584)	-3.1%
Residential real estate mortgage and home equity loans	(575)	-0.6%	(5,219)	-5.1%
Cash and cash equivalents	(2,030)	-13.2%	179	1.4%

Total increase in assets	$11,112	1.9%	$11,285	2.0%

Commercial purpose loan originations continue to exhibit growth while residential mortgage loans have declined.  Commercial related loan originations accelerated during the June 2009 quarter after no growth during the previous March 2009 quarter.  We continue to see opportunity for quality commercial related loan growth during the remainder of 2009 and expect net commercial and commercial real estate portfolio growth of approximately 10% during the 2009 calendar year.  Residential mortgage loans have declined as customers refinanced into the secondary market although the pace of this decline slowed during the June 2009 quarter compared to the March 2009 quarter.  Cash and cash equivalents decreased during the June 2009 quarter as the Federal Funds Sold position at March 31, 2009 was replaced with a Federal Funds Purchased position at June 30, 2009 due to funding June 2009 quarterly loan growth.

The change in net assets impacted funding sources since March 31, 2009 and December 31, 2008 as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2009		June 30, 2009
	$	%	$	%

Wholesale deposits	$ 7,828	10.1%	$ 20,417	31.5%
Senior subordinated notes	6,550	n/a	6,550	n/a
Other borrowings	5,357	22.8%	3,208	12.5%
Other liabilities and debt (various categories)	388	3.2%	364	3.0%
Stockholders’ equity	(98)	-0.2%	1,378	3.5%
FHLB advances	(1,750)	-2.8%	(4,250)	-6.5%
Retail certificates of deposit > $100	(2,215)	-3.6%	(3,778)	-6.0%
Core deposits (including MMDA)	(4,948)	-1.7%	(12,604)	-4.2%

Total increase in liabilities and stockholders’ equity	$11,112	1.9%	$ 11,285	2.0%

During the June 2009 quarter, core deposits declined due to continued run off of seasonal government and municipality funds of approximately $7,678 offset by $3,782 growth in interest-bearing deposits in Peoples Rewards Checking product.  Seasonal government deposits are near their highest levels each December 31 due to collection of real estate tax payments but decline during the calendar year from payment of operating expenses.  In addition, commercial related loan growth increased usage of wholesale funding, primarily brokered certificate of deposits during the June 2009 quarter.  Due to favorable low rates for brokered certificates of deposits compared to local certificate of deposit funding, retail certificates of deposit continued to decline as our local retail rates were lower than some providers in our market.  We expect to see continued run-off at a similar pace during the September 2009 quarter until brokered certificate of deposit rates rise to approximate local provider rates.  Lastly, other borrowings reflects an increase in Federal Funds Purchased to $5,002 at June 30, 2009 compared to a Federal Funds Sold position of $3,003 at March 31, 2009.

Table 3:  Period-End Loan Composition

	June 30,		June 30,		December 31, 2008
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2009	2008	2009	2008	Dollars	of total

Commercial, industrial and agricultural	$141,584	$119,716	32.1%	29.5%	$131,539	30.6%
Commercial real estate mortgage	197,877	182,885	44.9%	45.0%	192,104	44.5%
Residential real estate mortgage	75,728	79,998	17.2%	19.7%	81,032	18.8%
Residential real estate loans held for sale	138	-	0.0%	0.0%	245	0.1%
Consumer home equity	21,115	18,447	4.8%	4.5%	20,923	4.9%
Consumer and installment	4,374	5,106	1.0%	1.3%	4,558	1.1%

Totals	$440,816	$406,152	100.0%	100.0%	$430,401	100.0%

The loan portfolio is our primary asset subject to credit risk.  Our process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.

Nonperforming assets increased $2,042, or 16.1%, to $14.7 million at June 30, 2009 compared to $12.7 million at March 31, 2009, and increased $2,864, or 24.2%, compared to $11.9 million at December 31, 2008.

Nonperforming loans have increased dramatically since June 30, 2008 due primarily to the addition of a $5.5 million loan receivable during September 2008 whose source of future principal payments must come from sale of the lakefront/land development collateral.  The increase in nonperforming assets during the quarter ended June 2009 was from addition of a $1.5 million purchased loan participation secured by developmental real estate construction.  Excluding the large $5.5 million loan, nonperforming assets would have been $9.2 million at June 30, 2009, and $6.3 million at December 31, 2008, or 1.58% of total assets at June 30, 2009, compared to 1.11% of total assets at December 31, 2008, and 1.05% of total assets at June 30, 2008.

We believe we will not incur a significant loss on the $5.5 million problem loan based on the terms of an independent property appraisal obtained during June 2008 and updated during July 2009 as well as interest from potential purchasers of the property following foreclosure, but did maintain a specific reserve for loss totaling $214 at June 30, 2009 and $200 at December 31, 2008.  We expect to receive confirmation of the foreclosure sale during the September 2009 quarter.

Excluding the $5.5 million nonperforming loan, at June 30, 2009, our internal credit grading system identified 19 separate loan relationships totaling $4.0 million against which $1,109 in loan loss reserves were recorded.  Again excluding the $5.5 million loan, at December 31, 2008, our internal credit grading system identified 14 separate loan relationships totaling $1.8 million against which $610 in loan loss reserves were recorded.

We expect to see continued deterioration in credit quality in our commercial portfolio as the local economy contracts and impacts locally owned small to mid market businesses which make up our customer base.  These factors are likely to increase the level of nonperforming assets in future quarters.  Although the unemployment rate of 9.4% during June 2009 in our home market of Marathon County, Wisconsin was slightly higher than the state average, we do not expect significant loan charge-offs from our retail loan portfolio of approximately $101 million, of which $57 million are fully disbursed, fixed or adjustable rate first mortgages on local 1 to 4 family homes with average unpaid mortgage principal of approximately $99.  The remaining retail loan portfolio of approximately $44 million represents 10% of gross loans receivable and includes home equity lines of credit, closed end second mortgages, residential construction loans, vacant land loans, and other consumer purpose loans.  Our retail loan portfolio is well diversified and does not have any undue geographic, industry, or real estate/land development concentrations which carry significant loss exposure.  For the bank-wide portfolio, existing non-performing loans (other than the large $5.5 million problem loan) are spread over many different borrowers and industries.

Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.

Local loan demand has traditionally met requirements for loan growth and out of area participation loans we have purchased represent a small portion of the total loan portfolio, currently $15,806, or 3.6% of gross loans.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an individual institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, we will purchase an out of area loan originated by another Wisconsin community bank or Bankers’ Bank for this purpose.  In addition, we may sell a portion of a large loan credit for one of our customers to these same community banks to accommodate large loan requests.  At June 30, 2009 nonperforming loans included a participation loan purchased from Bankers’ Bank of Madison, Wisconsin totaling $1,529 that was classified as nonaccrual during the June 2009 quarter with real estate development collateral located outside of Wisconsin.

We have guaranteed repayment of a customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount we have guaranteed totaled $6,144 and $6,853 at June 30, 2009 and December 31, 2008, respectively.  The letter of credit guarantee expires during 2010, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received), which approximates fair value and totaled $77 and $99 at June 30, 2009 and December 31, 2008, respectively.  Our customer has made all required payments to the various counterparties associated with the transaction and is considered to represent lower than average credit risk.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on guarantees totaled $22 and $46 during the six months ended June 30, 2009, and 2008, respectively.

Table 4:  Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008

Allowance for loan losses at beginning	$6,065	$4,958	$5,521	$4,850

Provision for loan losses	600	135	1,300	270
Recoveries on loans previously charged-off	2	1	3	7
Loans charged off	(171)	(47)	(328)	(80)

Allowance for loan losses at end	$6,496	$5,047	$6,496	$5,047

Nonperforming assets include:  1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and 2) foreclosed assets.

Table 5:  Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2009	2008	2008

Nonaccrual loans	$12,959	$4,402	$10,590
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	736	640	748

Total nonperforming loans	13,695	5,042	11,338
Foreclosed assets	1,028	680	521

Total nonperforming assets	$14,723	$5,722	$11,859

Nonperforming loans as a % of gross loans receivable	3.11%	1.24%	2.64%

Total nonperforming assets as a % of total assets	2.53%	1.05%	2.08%

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 59.6% of total assets at June 30, 2009, compared to 63.6% of total assets at December 31, 2008, and 62.3% at June 30, 2008.  This liquidity and funding measure declined during the six months ended June 30, 2009, as seasonal run-off of local governmental deposits, a decline in retail time deposits, and loan growth were funded primarily with wholesale brokered certificates of deposit.

Table 6:  Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2009		2008		2008
	$	%	$	%	$	%

Non-interest bearing demand	$ 55,333	12.8%	$ 51,230	12.7%	$ 54,233	12.7%
Interest-bearing demand and savings	95,129	22.0%	87,553	21.7%	105,350	24.6%
Money market deposits	70,792	16.4%	69,423	17.2%	71,320	16.7%
Retail time deposits less than $100	66,062	15.3%	68,267	16.9%	69,017	16.1%

Total core deposits	287,316	66.5%	276,473	68.5%	299,920	70.1%
Wholesale interest-bearing demand	1,500	0.3%	–	0.0%	–	0.0%
Retail time deposits $100 and over	59,254	13.7%	62,771	15.6%	63,032	14.8%
Broker & national time deposits less than $100	1,048	0.2%	700	0.2%	603	0.1%
Broker & national time deposits $100 and over	82,718	19.3%	62,972	15.7%	64,246	15.0%

Totals	$431,836	100.0%	$402,916	100.0%	$427,801	100.0%

Wholesale funding generally carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds often generates lower net interest spreads than loan growth supported by local funds.  However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits.  Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions.

Current brokered certificate of deposit rates available to us are less costly than equivalent local deposits as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers in amounts less than current FDIC insurance limits.  Due to large demand through brokers for these types of deposits, brokered deposit rates for well performing banks are historically low.  In addition, declines in profitability and capital at some banks have reduced their individual availability of wholesale funding or increased its cost.  In many cases, these institutions with reduced wholesale funding access have increased their retail interest rates to gather funds through local depositors.  Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits.  We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry becomes well capitalized and regains consistent profits.  The impact of an improving national economy will likely be an increase in wholesale rates relative to local core deposit rates that could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

We originate retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (“CDARS”) in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $16,808 at June 30, 2009 compared to $14,671 at December 31, 2008, and $10,012 at June 30, 2008.  CDARS balances increased since June 30, 2008 as certain large depositors sought to increase the FDIC insurance coverage on their accounts during the period of significant national financial turmoil experienced after September 2008.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 14.7%, 11.4%, and 11.7% at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.  Brokered deposits continue to fund a significant portion of commercial related loan growth during 2009 as well as replace governmental and local certificate of deposit run-off during the six months ended June 30, 2009, which increased the percentage of brokered certificates to total assets compared to prior periods.  Due to FHLB capital stock purchase requirements and limited investment securities for pledging against repurchase agreements, we expect brokered deposits and Federal Reserve Discount Window advances to be the primary source of wholesale funding for asset growth not funded by local deposits during the upcoming quarter.

Interest-bearing demand deposits have increased since June 30, 2008, due to growth in balances held in the Peoples Rewards Checking product with a balance totaling $31,371 at June 30, 2009 compared to $23,078 at December 31, 2008 and $16,959 at June 30, 2008.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 3.05% and 3.77% during the six months ended June 30, 2009 and 2008, respectively.

Table 7:  Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2009	2008	2008

Total time deposits $100 and over	$141,972	$125,743	$127,278
Total broker and wholesale deposits	85,266	63,672	64,849
Total retail time deposits	125,316	131,038	132,049
Core deposits, including money market deposits	287,316	276,473	299,920

Table 8:  Change in Deposit Balance since Prior Period Ended

	June 30, 2008		December 31, 2008
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 16,229	12.9%	$ 14,694	11.5%
Total broker and wholesale deposits	21,594	33.9%	20,417	31.5%
Total retail time deposits	(5,722)	-4.4%	(6,733)	-5.1%
Core deposits, including money market deposits	10,843	3.9%	(12,604)	-4.2%

Table 9:  Available but Unused Funding Sources other than Retail Deposits*

	June 30, 2009		December 31, 2008
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 19,498	$ 5,002	$ 24,995	$ 2,505
Federal Reserve discount window advances	43,000	–	–	–
FHLB advances under blanket mortgage lien	16,587	60,750	12,842	65,000
Repurchase agreements	59,661	23,837	31,462	23,126
Wholesale market deposits	31,088	85,266	49,248	64,849

Totals	$169,834	$174,855	$118,547	$155,480

Funding as a percent of total assets	29.2%	30.1%	20.8%	27.3%

*Excluding parent company $1 million line of credit.

Wholesale funding availability was reduced during the March 2009 quarter from a reduction in a federal funds availability line offered by a correspondent bank from $10 million to $7 million.  The bank which reduced the line is not our primary correspondent banking relationship and this federal funds purchased line has not been used for many years.  Our primary correspondent bank used for daily cash management purposes provides us an overnight federal funds purchased line up to $12.5 million.  Our federal funds purchased lines are unsecured but are subject to ongoing underwriting by our correspondent banks and are not guaranteed funds.

During the June 2009 quarter, we were accepted by the Federal Reserve to participate in its Borrower in Custody Program, which allows us to pledge performing commercial and commercial real estate loans as collateral against Discount Window advances.  This $43 million Discount Window availability significantly increased the amount of unused, but available funding sources other than retail deposits during the June 2009 quarter.  Because only performing loans may be pledged as collateral against Discount Window advances, availability of the line is dependent on the credit quality and repayment ability of our commercial related loan customers.

Total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At June 30, 2009, we could have drawn an FHLB advance up to $4,250 of the $16,587 available without the purchase of FHLB stock.  Further advances of the remaining $12,337 available would have required us to purchase additional FHLB stock totaling $617.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2009.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.  Available repurchase agreement funding increased since December 31, 2008 from the ability to pledge municipal investment securities against FHLB advances.

We believe available but unused wholesale funding remains sufficient for current operations.  However, since additional FHLB advances would require us to purchase nonperforming FHLB stock, as well as relatively low levels of securities available for pledging and relative few providers of repurchase agreement funding, we expect to fund loan growth with brokered certificates or Federal Reserve Discount Window advances as needed in the near term.

The table below presents maturity repricing information as of June 30, 2009.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

			June 30, 2009
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$177,892	$ 25,185	$ 47,798	$ 72,912	$ 86,482	$ 30,547	$440,816
Securities	6,558	7,614	12,342	17,538	27,552	32,214	103,818
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,172	10,172
Other earning assets	4,292						4,292

Total	$188,742	$ 32,799	$ 60,140	$ 90,450	$114,034	$ 76,183	$562,348
Cumulative rate
sensitive assets	$188,742	$221,541	$281,681	$372,131	$486,165	$562,348

Interest-bearing liabilities
Interest-bearing deposits	$144,299	$ 51,970	$ 81,765	$ 28,622	$ 35,470	$ 34,377	$376,503
FHLB advances	10,658	2,000	12,000	12,233	23,859		60,750
Other borrowings	15,857	482	7,000			5,500	28,839
Senior subordinated notes						6,550	6,550
Junior subordinated debentures				7,732			7,732

Total	$170,814	$ 54,452	$100,765	$ 48,587	$ 59,329	$ 46,427	$480,374
Cumulative interest
sensitive liabilities	$170,814	$225,266	$326,031	$374,618	$433,947	$480,374

Interest sensitivity gap for
the individual period	$ 17,928	$(21,653)	$(40,625)	$ 41,863	$ 54,705	$ 29,756
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	110.5%	60.2%	59.7%	186.2%	192.2%	164.1%

Cumulative interest
sensitivity gap	$ 17,928	$ (3,725)	$(44,350)	$ (2,487)	$ 52,218	$ 81,974
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	110.5%	98.3%	86.4%	99.3%	112.0%	117.1%

Our Asset/Liability Committee uses financial modeling techniques that measure interest rate risk.  Policies established by our Asset/Liability Committee are intended to limit exposure of earnings at risk.  A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs.  We also use various policy measures to assess the adequacy of our liquidity and interest rate risk as described below.

Basic Surplus

We measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  Internal company policy is to maintain a basic surplus including FHLB capacity of at least 5.0%.  Our basic surplus, including available open line of credit FHLB advances not yet utilized, was 6.6%, 6.0%, and 5.3% at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

Interest Rate Risk Limits

We balance the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities.  To measure the impact on net interest income from interest rate changes, we model interest rate simulations on a quarterly basis.  Company policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points.  The following table presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2009	December 2008	June 2008

Cumulative 1 year gap ratio
Base	86%	93%	92%
Up 200	82%	87%	89%
Down 200	89%	97%	93%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.5%	-2.6%	1.1%
Down 200 during the year	-0.1%	-0.4%	-0.1%

Change in Net Interest Income – Year 2
No rate change (base case)	3.5%	2.4%	2.9%
Following up 200 in year 1	-0.4%	-2.1%	4.5%
Following down 200 in year 1	-0.4%	0.1%	1.6%

Note: Simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or less given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At June 30, 2009, December 31, 2008, and June 30, 2008, our core funding utilization ratio was projected to be 73%, 76%, and 80%, respectively, after a rate increase of 200 basis points.

CAPITAL RESOURCES

Stockholders’ equity increased $1,378 to $41,277 during the six months ended June 30, 2009.  The increase was driven by retained net income net of dividends paid of $1,339.  All other increases to stockholders equity totaled $39.  Net book value per common share increased from $25.76 per share at December 31, 2008, to $26.47 per share at June 30, 2009, an increase of 2.8%.  Net book value of $26.47 per share at June 30, 2009 increased 9.9% from net book value per share of $24.08 at June 30, 2008.  Unrealized gains in securities available for sale reflected as accumulated other comprehensive income since June 30, 2008 provided $1.20 per share, or approximately 50% of the increase in net book value during the past twelve months.

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

No shares were repurchased by us during the six months ended June 30, 2009 or 2008 as we sought to conserve capital for growth.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2009.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of June 30, 2009, and December 31, 2008, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which are an important source of funding.  Average book tangible stockholders’ equity to average assets was 6.97% during the June 2009 quarter, 6.87% during the December 2008 quarter, and 6.99% during the June 2008 quarter.

Regulatory capital ratios increased since December 31, 2008 from our recognition of  $6,550 of irrevocable subscriptions for Senior Subordinated Notes during the June 2009 quarter.  The Notes were issued to support capital needs for ongoing organic growth in commercial lending.  Increased commercial lending had placed downward pressure on our regulatory risk-weighted total capital ratio.  We are required to maintain a minimum of 10% risk-weighted total capital under current banking regulation to be considered well-capitalized.  Our total risk-weighted capital ratio increased to 12.47% at June 30, 2009 compared to 10.96% at March 31, 2009 and 10.63% at December 31, 2008.  Because the Notes do not qualify as Tier 1 capital, the June 30, 2009 leverage ratio of 8.22% remained similar to that at December 31, 2008.

Table 12:  Regulatory Capital Ratios – Consolidated Holding Company

	June 30,		December 31,
(dollars in thousands)	2009	2008	2008

Stockholders’ equity	$ 41,277	$ 37,301	$ 39,899
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(105)	(95)	(79)
Unrealized (gain) loss on securities available for sale	(1,477)	256	(1,468)

Tier 1 regulatory capital	47,195	44,962	45,852
Qualifying unrealized gain on equity securities available for sale	2	–	–
Senior subordinated note subscriptions	6,550	–	–
Allowance for loan losses	5,990	5,047	5,521

Total regulatory capital	$ 59,737	$ 50,009	$ 51,373

Tier 1 capital to average tangible assets (leverage ratio)	8.22%	8.34%	8.21%
Tier 1 capital to risk-weighted assets	9.85%	9.67%	9.48%
Total capital to risk-weighted assets	12.47%	10.75%	10.63%

RESULTS OF OPERATIONS

June 2009 quarterly earnings were $.57 per share on net income of $883 compared to earnings of $.65 per share on net income of $1,006 during the most recent March 2009 quarter and $.66 per share on net income of $1,019 during the prior year June 2008 quarter.  An industry wide FDIC special assessment reduced our net income by $160, or $.10 per share during the June 2009 quarter.  Year to date for the six months ended June 30, 2009, earnings were $1.21 per share on net income of $1,889 compared to $1.30 per share on net income of $2,021 last year.  Excluding the FDIC special assessment, quarterly and year to date 2009 earnings per share would have been $.67 and $1.31, respectively.

Return on average assets was .62% (.73% before the FDIC special assessment described previously) and .76% during the quarters ended June 30, 2009 and 2008, respectively.  Return on average stockholders’ equity was 8.41% (9.93% before the FDIC special assessment) and 10.58% during the quarters ended June 30, 2009 and 2008, respectively.

Return on average assets was .67% (.72% before the FDIC special assessment) and .76% during the six months ended June 30, 2009 and 2008, respectively.  Return on average stockholders’ equity was 9.16% (9.94% before the FDIC special assessment) and 10.64% during the six months ended June 30, 2009 and 2008, respectively.

The following table presents PSB’s consolidated quarterly summary financial data.

Table 13:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Earnings and dividends:	2009	2009	2008	2008	2008

Net interest income	$ 4,168	$ 4,100	$ 3,788	$ 3,488	$ 3,568
Provision for loan losses	$ 600	$ 700	$ 330	$ 285	$ 135
Other noninterest income	$ 1,442	$ 1,376	$ 1,090	$ 21	$ 1,072
Other noninterest expense	$ 3,817	$ 3,397	$ 3,135	$ 3,195	$ 3,141
Net income	$ 883	$ 1,006	$ 1,059	$ 221	$ 1,019

Basic earnings per share(3)	$ 0.57	$ 0.65	$ 0.68	$ 0.14	$ 0.66
Diluted earnings per share(3)	$ 0.57	$ 0.65	$ 0.68	$ 0.14	$ 0.66
Dividends declared per share(3)	$ 0.35	$ –	$ 0.34	$ –	$ 0.34
Net book value per share	$ 26.47	$ 26.53	$ 25.76	$ 24.71	$ 24.08

Semi-annual dividend payout ratio	28.90%	n/a	41.12%	n/a	26.13%
Average common shares outstanding	1,559,314	1,559,198	1,548,898	1,548,898	1,548,898

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$ 429,104	$ 421,029	$ 415,468	$ 405,578	$ 396,635
Assets	$ 575,743	$ 569,372	$ 559,932	$ 551,077	$ 539,020
Deposits	$ 429,849	$ 427,490	$ 420,856	$ 413,848	$ 397,092
Stockholders’ equity	$ 42,118	$ 41,072	$ 38,668	$ 37,884	$ 38,729

Performance ratios:

Return on average assets(1)	0.62%	0.72%	0.75%	0.16%	0.76%
Return on average stockholders’ equity(1)	8.41%	9.93%	10.90%	2.32%	10.58%
Average tangible stockholders’ equity to
average assets(4)	6.97%	6.88%	6.87%	6.91%	6.99%
Net loan charge-offs to average loans(1)	0.16%	0.15%	0.10%	0.04%	0.05%
Nonperforming loans to gross loans	3.11%	2.82%	2.64%	2.58%	1.24%
Allowance for loan losses to gross loans	1.47%	1.41%	1.28%	1.25%	1.24%
Net interest rate margin(1)(2)	3.23%	3.26%	3.02%	2.84%	2.99%
Net interest rate spread(1)(2)	2.90%	2.94%	2.64%	2.45%	2.57%
Service fee revenue as a percent of
average demand deposits(1)	2.64%	2.68%	3.01%	3.13%	3.25%
Noninterest income as a percent
of gross revenue	16.45%	15.80%	12.78%	0.29%	12.57%
Efficiency ratio(2)	65.62%	59.66%	61.53%	85.70%	64.71%
Noninterest expenses to average assets(1)	2.66%	2.42%	2.23%	2.31%	2.34%

Stock price information:

High	$ 23.75	$ 18.75	$ 20.75	$ 25.75	$ 26.65
Low	$ 17.00	$ 14.40	$ 14.40	$ 22.50	$ 24.00
Last trade value at quarter-end	$ 23.50	$ 18.75	$ 14.40	$ 22.50	$ 24.85

(1)Annualized.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  June 2009 quarterly tax adjusted net interest income increased $57, or 1.3%, to $4,375 from the recent quarter ended March 31, 2009, and increased $593, or 15.7%, from the prior year quarter ended June 30, 2008.  Quarterly and year-to-date product balances, yields, and costs are presented in the following tables.  Compared to the prior year’s quarter, net interest income benefited from declining funding rates that outpaced the decline in earning asset yields.  Insertion of adjustable rate commercial loan interest rate floors and an increase in required credit spread on repricing loans helped to support the loan yield despite falling short-term market rates.  During the June 2009 quarter, investment security yields declined at a faster rate than seen during several past quarters, reflecting an environment of very low reinvestment rates for security cash inflows.  We expect security reinvestment rates to continue to be very low during the remainder of 2009 with continued declines in taxable and tax-exempt security yields.

Tax adjusted net interest margin was 3.23% during the June 2009 quarter, compared to 3.26% in the March 2009 quarter and 2.99% during the June 2008 quarter.  Compared to the prior year June 2008 quarter, during the June 2009 quarter, asset yields declined .51% while cost of interest-bearing liabilities declined .84%, causing net interest spread to increase to 2.90% from 2.57%.

In the upcoming September 2009 quarter, loan and investment yields are expected to decline slightly, but the decline in certificate of deposit and wholesale funding costs is expected to outpace the decline in asset yields, resulting in continued strong net margin compared to that seen during calendar 2008.  However, non-maturity deposit costs such as savings, interest bearing demand deposits, and money market funds are not expected to decline below the 1.40% average cost seen during the June 2009 quarter.  We expect downward pressure on net interest margin could occur later in 2009 if interest rate levels remain low and liquidity in the banking system brings in spreads relative to U.S. Treasury securities and LIBOR indicative rates.  In addition, a sustained increase in market rates could lower net margin as funding costs rise but adjustable rate loans remain at interest rate floors.  At June 30, 2009, approximately $102 million, or 23% of gross loans were adjustable rate loans at the interest rate floor which currently carry an average interest rate of 4.89%.

Table 14A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2009			Quarter ended June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$435,247	$6,222	5.73%	$401,619	$6,277	6.29%
Taxable securities	65,916	805	4.90%	64,616	857	5.33%
Tax-exempt securities(2)	36,431	503	5.54%	35,942	518	5.80%
FHLB stock	3,250	–	0.00%	3,209	–	0.00%
Other	2,430	1	0.17%	3,176	18	2.28%

Total(2)	543,274	7,531	5.56%	508,562	7,670	6.07%

Non-interest-earning assets:
Cash and due from banks	12,423			9,581
Premises and equipment, net	10,542			11,127
Cash surrender value insurance	10,110			9,112
Other assets	5,537			5,622
Allowance for loan losses	(6,143)			(4,984)

Total	$575,743			$539,020

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 98,471	$ 348	1.42%	$ 83,374	$ 416	2.01%
Money market deposits	70,298	238	1.36%	70,358	382	2.18%
Time deposits	207,563	1,654	3.20%	193,926	2,106	4.37%
FHLB borrowings	62,835	577	3.68%	64,121	633	3.97%
Other borrowings	26,040	168	2.59%	26,958	237	3.54%
Senior subordinated notes	2,834	57	8.07%	–	–	0.00%
Junior subordinated debentures	7,732	114	5.91%	7,732	114	5.93%

Total	475,773	3,156	2.66%	446,469	3,888	3.50%

Non-interest-bearing liabilities:
Demand deposits	53,517			49,434
Other liabilities	4,335			4,388
Stockholders’ equity	42,118			38,729

Total	$575,743			$539,020

Net interest income		$4,375			$3,782
Rate spread			2.90%			2.57%
Net yield on interest-earning assets			3.23%			2.99%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14B:  Net Interest Income Analysis (Six Months)

(dollars in thousands)	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$430,971	$12,419	5.81%	$394,989	$12,796	6.51%
Taxable securities	65,552	1,616	4.97%	65,032	1,702	5.26%
Tax-exempt securities(2)	37,263	1,041	5.63%	35,042	1,018	5.84%
FHLB stock	3,250		0.00%	3,113		0.00%
Other	2,821	3	0.21%	3,752	58	3.11%

Total(2)	539,857	15,079	5.63%	501,928	15,574	6.24%

Non-interest-earning assets:
Cash and due from banks	12,501			9,785
Premises and equipment, net	10,685			11,099
Cash surrender value insurance	10,059			8,975
Other assets	5,345			5,999
Allowance for loan losses	(5,881)			(4,945)

Total	$572,566			$532,841

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$102,329	$ 715	1.41%	$ 88,505	$ 1,003	2.28%
Money market deposits	69,826	460	1.33%	71,582	879	2.47%
Time deposits	204,365	3,409	3.36%	186,531	4,185	4.51%
FHLB borrowings	62,873	1,166	3.74%	60,769	1,239	4.10%
Other borrowings	25,881	353	2.75%	26,541	496	3.76%
Senior subordinated notes	1,425	57	8.07%	–	–	0.00%
Junior subordinated debentures	7,732	227	5.92%	7,732	227	5.90%

Total	474,431	6,387	2.71%	441,660	8,029	3.66%

Non-interest-bearing liabilities:
Demand deposits	52,156			48,235
Other liabilities	4,394			4,734
Stockholders’ equity	41,585			38,212

Total	$572,566			$532,841

Net interest income		$ 8,692			$ 7,545
Rate spread			2.92%			2.58%
Net yield on interest-earning assets			3.25%			3.02%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2009 compared to 2008
	increase (decrease) due to(1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$1,037	$(1,414)	$ (377)
Taxable securities	13	(99)	(86)
Tax-exempt securities(2)	62	(39)	23
FHLB stock	–	–	–
Other interest income	(1)	(54)	(55)

Total	1,111	(1,606)	(495)

Interest paid on:
Savings and demand deposits	97	(385)	(288)
Money market deposits	(12)	(407)	(419)
Time deposits	297	(1,073)	(776)
FHLB borrowings	39	(112)	(73)
Other borrowings	(9)	(134)	(143)
Senior subordinated notes	57	–	57
Junior subordinated debentures	–	–	–

Total	469	(2,111)	(1,642)

Net interest earnings	$ 642	$ 505	$ 1,147

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

We determine the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  Our provision for loan losses was $600 in the June 2009 quarter compared to $135 in the June 2008 quarter.  Year to date for the six months ended June 30, 2009, provision for loan losses was $1,300 compared to 270 during 2008.  Annualized net charge-offs during the six months ended June 30, were .15% and .04% 2009 and 2008, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  The quarterly level of loan loss provision during the remainder of 2009 is expected to be greater than that seen during 2008 to support new loan growth and to reflect negative changes in credit quality and higher net charge-offs as a result of declining general economic conditions locally and nationally.

NONINTEREST INCOME

Total noninterest income for the quarter ended June 30, 2009 was $1,442 compared to $1,072 earned during the June 2008 quarter, an increase of $370, or 34.5%.  The increase resulted primarily from additional mortgage banking income of $190 and gain on sale of a government guaranteed commercial loan totaling $122.  Ongoing intervention by various United States Treasury programs and open market mortgage related asset purchases by the Federal Reserve since December 2008 have dramatically lowered long-term residential mortgage rates, continuing a wave of mortgage refinancing into the June 2009 quarter, although June 2009 quarterly mortgage banking income was 66% of the level seen during the March 2009 quarter.  While some refinance activity continues, we expects quarterly mortgage banking income to slow significantly during the remainder of 2009.

Mortgage banking income during the six months ended June 30, 2009 was $1,253 compared to $608 during 2008.  Since December 31, 2008, approximately 35% of the existing serviced mortgage loan portfolio refinanced into a new lower rate mortgage prior to June 30, 2009.  During the six months ended June 30, 2009, mortgage loans serviced for others also increased by $43.0 million, or 23.1% to $228.9 million.  While some refinance activity continues, we expect this level of quarterly mortgage banking income to decline significantly during the September 2009 quarter.

Service fee income continued a decline of $47, or 11.8% in the June 2009 quarter compared to the prior year quarter due to lower overdraft fees collected under in our “Overdraft Defender” product and lower commercial deposit service fees.  Such fees can be seasonal and quarterly fees are expected to increase throughout the year.  Although June 2009 quarterly overdraft fees were greater than seen during the March 2009 quarter, total fees continue to be less than the prior year quarter due to recessionary economic conditions causing customers to minimize use of the product when used simply for convenience.  Debit card interchange fees are reflected as other noninterest income and increased $44 during the six months ended June 30, 2009 compared to the prior year due to continued growth in Reward Checking account deposits.  Customers must meet minimum debit card usage requirements to earn the monthly account reward.

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB under various MPF programs and for FNMA as of June 30, 2009.

Table 16:  Residential Mortgage Loans Serviced for Others as of June 30, 2009 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 46,249	652	5.41%	75	$ 499	$2,494	$ 175	0.38%
FHLB MPF 125	72,066	659	5.78%	38	1,851	1,753	310	0.43%
FHLB XTRA	107,417	726	4.79%	3	n/a	n/a	547	0.51%
FNMA	3,129	23	5.59%	13	n/a	n/a	14	0.45%

Totals	$228,861	2,060	5.24%	29	$2,350	$4,247	$1,046	0.46%

Table 17:  Residential Mortgage Loans Serviced for Others as of December 31, 2008

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
($000s)	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$62,954	822	5.44%	69	$499	$2,494	$247	0.39%
FHLB MPF 125	119,647	961	5.81%	31	1,851	1,753	523	0.44%
FHLB XTRA	1,260	9	5.39%	–	n/a	n/a	6	0.48%
FNMA	2,044	17	6.08%	13	n/a	n/a	9	0.44%

Totals	$185,905	1,809	5.68%	43	$2,350	$4,247	$785	0.42%

We have ceased originating loans under the MPF 100 and MPF 125 programs.  All FHLB originations are now through the FHLB XTRA closed loan program.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, we have made no provision for a recourse liability related to this recourse obligation on loans we currently service.  Under the MPF 100 and MPF 125 credit enhancement programs, the FHLB is reimbursed for any incurred principal losses by withholding the monthly credit enhancement fee normally paid to us until their principal loss is recovered.  We recognize credit enhancement income on a cash basis when received monthly from the FHLB.

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan.  We are paid an annualized fee of 25 basis points for servicing future payments on the loan.  We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees.  The FHLB has no recourse to us for their realized future principal losses under the XTRA program.  As loan principal is repaid by customers on loans in these discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, potentially reducing PSB mortgage banking income in future periods. Credit enhancement fee income was $72 and $77 during the six months ended June 30, 2009 and 2008, respectively.

NONINTEREST EXPENSE

Total noninterest expenses increased $676, or 21.5%, during the June 2009 quarter to $3,817 compared to total noninterest expenses of $3,141 during the June 2008 quarter.  The majority of the increase was due to increased FDIC insurance expense of $356.  Salaries and employee benefits also increased $308 compared to the prior year quarter.  All other expenses increased a total of $12.

During the June 2009 quarter, the FDIC charged an industry wide special assessment equal to 5 basis points (.05%) of total assets to recapitalize the FDIC insurance fund in light of ongoing and expected bank failures.  This special assessment increased our FDIC insurance expense by $264 during the quarter.  We also expect the FDIC to exercise its right to charge further industry wide special assessments in the future although the final timing and amount of such assessments remains unknown.  We expect FDIC insurance premiums during all of 2009 to be dramatically greater than seen during 2008.

Increased June 2009 quarterly wages and benefits were driven primarily by increased self insured health plan claims which increased $112, or 64% over the prior year’s June 2008 quarter.  We expect health insurance expenses to decline in coming quarters from currently elevated levels.  Since the prior year, we have also expanded our commercial product and services sales force to capitalize on market opportunities.  Total salaries and wages have increased approximately $85, or 5.9% compared to the prior year’s quarter due to a larger employee base and annual inflationary wages increases.

Our effective income tax rate increased from 25.1% for the six months ended June 30, 2008 to 26.6% during the six months ended June 30, 2009 despite higher levels of tax-exempt investment security and life insurance income in 2009 due to a change in Wisconsin state franchise tax law effective January 1, 2009.  Prior to this change, income earned on securities held in Peoples State Bank’s Nevada investment subsidiary did not incur state franchise tax on earnings.  Wisconsin’s change to a “combined reporting” method of state franchise tax requires us to pay state franchise tax on Nevada income during 2009.  This change increased the provision for income taxes during the six months ended June 30, 2009 by approximately $76.  Due to this change in state tax law, we expect the provision for income taxes to increase approximately $150 during all of 2009.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referred to under the caption “Forward-Looking Statements” in Item 1 of PSB’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect PSB’s business, financial condition, or future results of operations.  The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

Item 4.  Submission of Matters to a Vote of Securities Holders

The annual meeting of shareholders of the Company was held on April 21, 2009.  The only matter voted upon was the election of directors.  The number of votes cast for, or withheld, were as follows:

	For	Withheld
Gordon P. Connor	1,091,687	50,110
Patrick L. Crooks	1,123,947	17,850
William J. Fish	1,125,213	16,584
Charles A. Ghidorzi	1,106,021	35,776
Gordon P. Gullickson	1,117,378	24,419
Peter W. Knitt	1,125,213	16,584
David K. Kopperud	1,117,712	24,085
Thomas R. Polzer	1,125,089	16,708
William M. Reif	1,124,813	16,984
Thomas A. Riiser	1,124,612	17,185
John H. Sonnentag	1,112,684	29,113

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

August 14, 2009

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002