Form 10-Q
period 2009-09-30
PSB HOLDINGS INC /WI/
filed 2009-11-16
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of common shares outstanding at November 16, 2009 was 1,559,314.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2009

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2009 (unaudited) and December 31, 2008
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Nine Months Ended September 30, 2009 and 2008 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Nine Months Ended September 30, 2009 (unaudited)	3

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2009 and 2008 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	37

	Item 6.	Exhibits	37

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2009 unaudited, December 31, 2008 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data – unaudited)	2009	2008

Assets
Cash and due from banks	$ 7,771	$ 12,307
Interest-bearing deposits and money market funds	3,519	865

Cash and cash equivalents	11,290	13,172
Securities available for sale (at fair value)	105,275	102,930
Loans held for sale	175	245
Loans receivable, net of allowance for loan losses	433,676	424,635
Accrued interest receivable	2,372	2,195
Foreclosed assets	6,803	521
Premises and equipment, net	10,289	10,929
Mortgage servicing rights, net	1,151	785
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,385	9,969
Other assets	1,911	1,855

TOTAL ASSETS	$ 586,577	$ 570,486

Liabilities
Non-interest-bearing deposits	$ 57,701	$ 54,233
Interest-bearing deposits	385,373	373,568

Total deposits	443,074	427,801

Federal Home Loan Bank advances	51,068	65,000
Other borrowings	30,198	25,631
Senior subordinated notes	7,000	–
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,474	4,423

Total liabilities	543,546	530,587

Stockholders' equity
Preferred stock – no par value: Authorized – 30,000 shares	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized - 3,000,000 shares
Issued – 1,751,431 shares; Outstanding – 1,559,314 shares	1,751
Issued – 1,751,431 shares; Outstanding – 1,548,898 shares		1,751
Additional paid-in capital	5,592	5,856
Retained earnings	38,405	36,328
Accumulated other comprehensive income	2,487	1,450
Treasury stock, at cost – 192,117 and 202,533 shares, respectively	(5,204)	(5,486)

Total stockholders’ equity	43,031	39,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 586,577	$ 570,486

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$ 6,162	$ 6,113	$ 18,511	$ 18,850
Securities:
Taxable	782	818	2,398	2,511
Tax-exempt	333	349	1,020	1,021
Other interest and dividends	2	30	5	88

Total interest and dividend income	7,279	7,310	21,934	22,470

Interest expense:
Deposits	2,174	2,850	6,758	8,917
FHLB advances	564	654	1,730	1,893
Other borrowings	160	205	513	701
Senior subordinated notes	142	–	199	–
Junior subordinated debentures	113	113	340	340

Total interest expense	3,153	3,822	9,540	11,851

Net interest income	4,126	3,488	12,394	10,619
Provision for loan losses	800	285	2,100	555

Net interest income after provision for loan losses	3,326	3,203	10,294	10,064

Noninterest income:
Service fees	388	412	1,076	1,175
Mortgage banking	372	233	1,625	841
Gain on sale of loan	–	–	122	–
Investment and insurance sales commissions	116	105	360	303
Loss on write down of FNMA preferred stock	–	(991)	–	(991)
Loss on disposal of premises and equipment	–	(5)	(98)	(14)
Increase in cash surrender value of life insurance	103	97	306	277
Other noninterest income	224	170	622	549

Total noninterest income	1,203	21	4,013	2,140

Noninterest expense:
Salaries and employee benefits	1,933	1,732	5,725	5,193
Occupancy and facilities	415	467	1,400	1,479
Loss on foreclosed assets	151	5	174	50
Data processing and other office operations	239	246	723	717
Advertising and promotion	88	76	266	251
FDIC insurance premiums	206	73	801	190
Other noninterest expenses	521	596	1,670	1,597

Total noninterest expense	3,553	3,195	10,759	9,477

Income before provision (credit) for income taxes	976	29	3,548	2,727
Provision (credit) for income taxes	238	(192)	921	485

Net income	$ 738	$ 221	$ 2,627	$ 2,242
Basic earnings per share	$ 0.47	$ 0.14	$ 1.68	$ 1.45
Diluted earnings per share	$ 0.47	$ 0.14	$ 1.68	$ 1.45

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2009 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2009	$ 1,751	$ 5,856	$ 36,328	$ 1,450	$ (5,486)	$ 39,899

Comprehensive income:
Net income			2,627			2,627
Unrealized gain on securities
available for sale, net of tax				1,037		1,037

Total comprehensive income						3,664

Issuance of new restricted stock grants		(282)			282	–
Vesting of existing restricted stock grants		18				18
Cash dividends declared $.35 per share			(541)			(541)
Cash dividends declared on unvested
restricted stock grants			(9)			(9)

Balance September 30, 2009	$ 1,751	$ 5,592	$ 38,405	$ 2,487	$ (5,204)	$ 43,031

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 – unaudited

(dollars in thousands)	2009	2008

Cash flows from operating activities:

Net income	$ 2,627	$ 2,242
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for depreciation and net amortization	1,490	1,243
Provision for loan losses	2,100	555
Deferred net loan origination costs	(352)	(443)
Gain on sale of loans	(1,570)	(596)
Recovery of servicing right valuation allowance	(140)	(21)
Loss on sale of premises and equipment	98	14
(Gain) loss on sale of foreclosed assets	(12)	23
Loss on sale of securities	–	991
Increase in cash surrender value of life insurance	(306)	(277)
Changes in operating assets and liabilities:
Accrued interest receivable	(177)	(65)
Other assets	(934)	(718)
Other liabilities	51	(76)

Net cash provided by operating activities	2,875	2,872

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	17,929	18,384
Payment for purchase of:
Securities available for sale	(18,445)	(20,856)
Purchase of FHLB stock	–	(233)
Net increase in loans	(16,689)	(31,320)
Capital expenditures	(73)	(781)
Proceeds from sale of premises and equipment	–	12
Proceeds from sale of foreclosed assets	273	155
Purchase of bank-owned life insurance	(110)	(872)

Net cash used in investing activities	(17,115)	(35,511)

Consolidated Statements of Cash Flows, continued

(dollars in thousands)	2009	2008

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	3,468	(3,757)
Net increase in interest-bearing deposits	11,805	18,569
Net increase (decrease) in FHLB advances	(13,932)	8,000
Net increase (decrease) in other borrowings	4,567	(800)
Proceeds from issuance of senior subordinated notes	7,000	–
Dividends declared	(550)	(528)

Net cash provided by financing activities	12,358	21,484

Net decrease in cash and cash equivalents	(1,882)	(11,155)
Cash and cash equivalents at beginning	13,172	21,127

Cash and cash equivalents at end	$ 11,290	$ 9,972

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 9,675	$ 11,954
Income taxes	1,625	1,215

Noncash investing and financing activities:

Loans charged off	$ 843	$ 117
Loans transferred to foreclosed assets	6,706	206
Loans originated on sale of foreclosed assets	163	–
Issuance of unvested restricted stock grants at fair value	150	100
Vesting of restricted stock grants	18	8

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, 31,500 shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the first options scheduled to expire beginning in the year 2011.  As of September 30, 2009, 4,281 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the nine months ended September 30, 2009, no options were exercised but options to purchase 195 shares at $15.86 per share lapsed.  During the nine months ended September 30, 2008, no options were exercised or lapsed.

During 2009, PSB granted 10,416 shares of restricted stock to certain employees at $14.40 per share having a total market value of $150 upon issuance.  During 2008, PSB granted 3,916 shares of restricted stock to certain employees at $25.53 per share having a total market value of $100 upon issuance.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the nine months ended September 30, compensation expense recorded from amortization of restricted shares expected to vest upon the initial vesting date was $18 and $8 during 2009 and 2008, respectively.  As of September 30, 2009, all 14,332 shares of restricted stock remained unvested.

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2009	2008	2009	2008

Net income	$ 738	$ 221	$ 2,627	$ 2,242

Weighted average shares outstanding	1,559,314	1,548,898	1,559,276	1,548,898
Effect of dilutive stock options outstanding	1,148	1,490	881	1,572

Diluted weighted average shares outstanding	1,560,462	1,550,388	1,560,157	1,550,470

Basic earnings per share	$ 0.47	$ 0.14	$ 1.68	$ 1.45
Diluted earnings per share	$ 0.47	$ 0.14	$ 1.68	$ 1.45

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	Sept 30,		Sept 30,
(dollars in thousands – unaudited)	2009	2008	2009	2008

Net income	$ 738	$ 221	$ 2,627	$ 2,242
Unrealized gain (loss) on securities
available for sale, net of tax	1,010	155	1,037	(657)
Reclassification adjustment for security
(gain) loss included in net income, net of tax	–	600	–	600

Comprehensive income	$ 1,748	$ 976	$ 3,664	$ 2,185

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

NOTE 9 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level with U.S. Bank for advances up to $1 million, which expires February 27, 2010.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.50%.  As of September 30, 2009 and December 31, 2008, no advances were outstanding on the line.

NOTE 10 – SENIOR SUBORDINATED NOTES

On July 1, 2009, PSB completed its issue of $7,000 of Senior Subordinated Notes (“Notes”) on a private placement basis.  The Notes carry a fixed interest rate of 8.00% paid quarterly maturing on July 1, 2019.  At its option, PSB may prepay the Notes in whole or in part beginning July 1, 2012.  Under current banking regulatory capital rules, for the first five years of the issue PSB may reclassify the Notes as Tier 2 equity capital.  Beginning in the sixth year, the amount eligible to be classified as regulatory capital declines 20% per year until the Note’s final maturity.

NOTE 11 – FAIR VALUE MEASUREMENTS

Certain assets and liabilities are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Under current accounting guidance, PSB groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).

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

Some assets and liabilities, such as securities available for sale and loans held for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as impaired loans, foreclosed assets, mortgage servicing rights, mortgage rate lock commitments, and guarantee liabilities are measured at fair value on a nonrecurring basis.

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

Assets measured at fair value on a recurring basis at period-end:

		Fair value Measurements at Period End Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 105,275	$ –	$ 103,654	$1,621
Loans held for sale	175	–	175	–

Totals	$ 105,450	$ –	$ 103,829	$1,621

Reconciliation of fair value measurements using significant unobservable inputs:				Securities
				Available
(dollars in thousands)				For Sale

Beginning of year balance				$1,670

Total realized/unrealized gains and (losses):

Included in earnings				–
Included in other comprehensive income				(49)

Purchases, maturities, and sales				–

End of period balance				$1,621

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at period end				$ –

Assets and liabilities measured at fair value on a non-recurring basis at period-end:

Fair value Measurements at Period End Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	($000s)	Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Impaired loans	$ 10,708	–	–	$ 10,708
Foreclosed assets	6,803			6,803
Mortgage servicing rights	1,151	–	–	1,151
Mortgage rate lock commitments	71	–	–	71

Totals	$ 18,733	$ –	$ –	$ 18,733

Liabilities – Guarantee liability	$ 69	$ –	$ –	$ 69

At September 30, 2009, loans with a carrying amount of $11,906 were considered impaired and were written down to their estimated fair value of $10,708 net of a valuation allowance of $1,198.  At December 31, 2008, loans with a carrying amount of $9,685 were considered impaired and were written down to their estimated fair value of $9,138, net of a valuation allowance of $547.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At September 30, 2009, mortgage servicing rights with a carrying amount of $1,205 were considered impaired and were written down to their estimated fair value of $1,151, resulting in an impairment allowance of $54.  At December 31, 2008, mortgage servicing rights with a carrying amount of $980 were considered impaired and were written down to their estimated fair value of $785, resulting in an impairment charge of $158.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Cash value of life insurance – Fair value is based on reported values of the assets by the issuer.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$ 11,290	$ 11,290	$ 13,172	$ 13,172
Securities	105,275	105,275	102,930	102,930
Net loans receivable and loans held for sale	433,851	437,434	424,880	428,306
Accrued interest receivable	2,372	2,372	2,195	2,195
Mortgage servicing rights	1,151	1,151	785	785
Mortgage rate lock commitments	71	71	160	160
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,385	10,385	9,969	9,969

Financial liabilities:

Deposits	$ 443,074	$ 445,973	$ 427,801	$ 430,757
FHLB advances	51,068	52,957	65,000	67,616
Other borrowings	30,198	31,714	25,631	27,569
Senior subordinated notes	7,000	6,682	–	–
Junior subordinated debentures	7,732	7,350	7,732	6,991
Accrued interest payable	1,083	1,083	1,238	1,238
Guarantee liability	69	69	99	99

NOTE 12 – ACCOUNTING CHANGES

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” became applicable to our accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Adoption of these accounting changes did not have a material impact to our financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 but did not have a significant impact on our financial statements.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) such as awards to our employees granted under our restricted stock compensation program are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Adoption of this new accounting guidance lowered calendar 2008 earnings per share by $.01 as prior period earnings per share are adjusted retrospectively when shown comparatively with 2009 earnings per share.  The following table outlines changes to reported earnings and net book value per share due to the change in accounting.

		Restated
		Following
	As Originally	Accounting
	Reported	Change
Basic and diluted earnings per share:

Quarter ended September 30, 2008	$ 0.14	$ 0.14
Nine months ended September 30, 2008	1.45	1.45

Net book value per share at September 30, 2008	$24.78	$24.71
Net book value per share at Dec. 31, 2008	25.82	25.76

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 first became effective for our financial statements issued for the periods ending June 30, 2009 and did not have a significant impact on our financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update [“ASU”] No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset (ii) quoted prices for similar liabilities or similar liabilities when traded as assts, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective of our financial statements beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under

Topic 825 were first included in the June 30, 2009 financial statements.  Adoption of this new disclosure did not have a significant impact on our financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact our financial statements.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective for transactions occurring after December 31, 2009 and is not expected to have a significant impact on our financial statements.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2009 but prior to the release of these financial statements.  During the period of this review, PSB did incur a loss following the offering of $5.8 million of foreclosed assets at public auction.  At the auction, non-reserved properties with foreclosed cost basis of $3.0 million were sold at a loss of $349 ($211 after tax benefits).  Properties with a cost basis of $2.8 million were offered at the auction subject to a reserve price floor.  None of the reserve properties were sold at the auction due to receiving bids totaling $1.7 million that represented distressed prices not indicative of fair market value.  The reserve properties retained in foreclosed assets will be evaluated for potential write-down based on non-distressed fair value indications during the quarter ended December 31,2009.  Financial results for the quarter ended September 30, 2009, were not restated in light of this subsequent event based on the result of the auction because management believes bids received on properties sold without reserve were distressed prices not indicative of fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in the understanding and evaluation of PSB’s financial condition and results of operations.  It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Dollar amounts are in thousands, except per share amounts.  This Quarterly Report on Form 10-Q describes the business of PSB Holdings, Inc. and its subsidiary Peoples State Bank as in effect on September 30, 2009, and references to “PSB” as well as use of terms like “we” and “our” are references to PSB Holdings, Inc. and its consolidated subsidiaries.

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

Executive Overview

September 2009 quarterly net income was $738, or $.47 earnings per diluted share, compared to the most recent June 2009 quarterly net income of $883, or $.57 earnings per diluted share, and the prior year September 2008 quarterly net income of $221, or $.14 earnings per share.  September 2008 quarterly net income was reduced $600 by a write down of our investment in FNMA preferred stock (after tax benefits).  September 2008 quarterly net income would have been $821, or $.53 per share before the write-down. Year to date through September 30, 2009, increased net interest income from asset growth and an improvement in net interest margin as well as higher mortgage banking income has been offset by higher provision for loan losses and FDIC insurance expenses.  Earnings per share for the nine months ended September 30, 2009 were $1.68 on net income of $2,627 compared to $1.84 per share on net income of $2,842 during 2008 if the FNMA stock loss was excluded.

Total assets were $586.6 million at September 30, 2009 compared to $570.5 million at December 31, 2008 and $557.8 million at September 30, 2008, increasing $28.8 million or 5.2% during the past twelve months.  Net loans receivable decreased to $433.7 million compared to $434.2 million at the most recent June 30, 2009 quarter due to a $5.8 million increase in foreclosed assets reclassified out of loans receivable during the quarter.  However, net loans have increased $15.3 million, or 3.7%, compared to net loans of $418.4 million at September 30, 2008.  Loan growth during the September 2009 quarter slowed from that seen in the past several quarters as the recession further stressed our local economy reducing growth opportunities from commercial related borrowers with acceptable credit risk.  Year to date, loan growth has come from commercial loans, including commercial real estate loans, while residential mortgage loans held for investment have declined as some borrowers refinanced into the secondary market.

Total deposits at September 30, 2009 were $443.1 million compared to $427.8 million at December 31, 2008 and $416.8 million at September 30, 2008.  Local deposits grew $12.5 million, or 3.6%, to $358.7 million since September 30, 2008, with the remaining $13.8 million of deposit growth seen in wholesale and brokered deposits.  The increase in brokered deposits has been offset by a reduction in FHLB advances of $13.9 million since September 30, 2008.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings, to total assets was 28.2%, 27.3%, and 28.9% at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

Our provision for loan losses was $800 and $285 during the quarters ended September 30, 2009 and 2008 respectively.  Year to date, provision for loans losses has been $2,100 and $555 during the nine months ended September 30, 2009 and 2008, respectively.  The provision for loan losses increased dramatically during 2009 from an increase in nonperforming loans as well as internal assessments of currently performing loans with current factors that increase the risk for future delinquency.  Annualized net charge-offs were .25% and .04% of average loans during the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the allowance for loan losses of $6,801 was 1.54% of total loans compared to 1.28% of total loans at December 31, 2008, and 1.25% of total loans at September 30, 2008.

Nonperforming assets increased 12.3% to $16,527 compared to the most recent quarter ended June 30, 2009 and have increased $4,668, or 39.4%, since December 31, 2008.  Current nonperforming assets represent approximately 41% of tangible book equity capital compared to 37% of capital at June 30, 2009 and 31% of capital at December 31, 2008.  During the September 2009 quarter, nonperforming loans increased $1.8 million from the addition of new nonaccrual borrowers before reclassification of a large foreclosed property out of nonperforming loans.  Approximately 35% of total nonperforming assets is represented by a property taken in foreclosure during the September 2009 quarter.  This $5.8 million foreclosed asset was sold for a substantial loss at public auction on November 14, 2009.  At the auction, non-reserved properties with foreclosed cost basis of $3.0 million were sold at a loss of $349 ($211 after tax benefits).  Properties with a cost basis of $2.8 million were offered at the auction subject to a reserve price floor.  None of the reserve properties were sold at the auction due to receiving bids totaling $1.7 million that represented distressed prices not indicative of fair market value.  The reserve properties retained in foreclosed assets will be evaluated for potential write-down based on non-distressed fair value indications during the quarter ended December 31,2009.  Financial results for the quarter ended September 30, 2009, were not restated in light of this subsequent event based on the result of the auction because management believes bids received on properties sold without reserve were distressed prices not indicative of fair value.

On July 1, 2009, we completed an issue of $7 million 8% Senior Subordinated Notes and contributed the net proceeds to our subsidiary, Peoples State Bank.  While the Notes are reflected as debt on the Consolidated Balance Sheets, the debt is reclassified as Tier 2 equity for banking regulatory purposes.  Due to this increase in regulatory capital, our total risk adjusted capital ratio increased to 12.61% at September 30, 2009, compared to 10.63% at December 31, 2008.  To retain “well capitalized” status under banking regulation, Peoples State Bank’s total risk adjusted capital ratio must continue to be greater than 10%.  The primary purpose of the Notes was to provide capital required for loan growth, potential future credit losses, and anticipated future higher regulatory capital standards or expectations.

Regarding other government programs made available to support the nation’s banks, we do not expect to sell any of our assets pursuant to the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) or to participate in its guarantee program for troubled assets.  We also elected not to participate in the Capital Purchase Program, in which preferred shares and warrants would be issued to the U.S. Treasury, even though we were approved for participation in this program.  We have elected to participate in the Transaction Account Guarantee (“TAG”) Program, just as we participate in all other FDIC deposit insurance programs and will elect to participate in the extension of the TAG Program through June 30, 2010.  Also, we did not issue senior unsecured debt securities under the U.S. Treasury’s Debt Guarantee Program which expired on October 31, 2009.

We regularly maintain access to wholesale markets to fund loan originations and manage fluctuations in local depositor balances.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings was $165.6 million, $155.5 million, and $161.3 million, at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.  At September 30, 2009, unused (but available) wholesale funding was approximately $237 million, or 40% of total assets, compared to $119 million, or 21% of total assets at December 31, 2008.  The increase in wholesale funding availability during 2009 was due primarily to our acceptance by the Federal Reserve to participate in their “Borrower in Custody” program in which unencumbered performing commercial and commercial real estate loans are pledged against potential short-term Federal Reserve Discount Window advances.

Tax adjusted net interest income totaled $4,337 during the September 2009 quarter compared to $4,375 in the June 2009 quarter and $3,707 in the September 2008 quarter.  Year to date tax adjusted net interest income was $13,028 through September 30, 2009 compared to $11,253 during 2008, an increase of 15.8%.  Approximately $901 of the increase was from growth in earning assets over the prior year period and approximately $874 was from an increase in net interest margin from 2.96% during the nine months ended September 30, 2008 to 3.19% during 2009.  During the September 2009 quarter, net margin declined to 3.09% from 3.23% during the most recent June 2009 quarter due to lower investment security yields and the cost of new senior subordinated notes issued July 1, 2009.

Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of Deposit Insurance Fund (“DIF”) resources.  In response, the FDIC raised the premium assessment for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels.  Under the

FDIC’s restoration plan, the premium assessment rate was raised by seven basis points beginning on January 1, 2009 resulting in a 2009 initial base assessment rate of approximately 14 basis points for Peoples State Bank.  In addition, the FDIC assessed PSB an industry wide special assessment during the June 2009 quarter totaling $264 ($160 after tax benefits).  We expect our 2009 FDIC insurance expense to be many multiples greater than seen during 2008.  Total FDIC insurance expense was $801 and $190 during the nine months ended September 30, 2009 and 2008, respectively.

Our effective income tax rate increased to 26.0% during the nine months ended September 30, 2009 compared to 17.8% during 2008 from two primary factors.  First, Wisconsin’s change to a “combined reporting” method of state franchise tax requires us to pay state franchise tax on income earned on securities held in Peoples State Bank’s Nevada investment subsidiary which was previously not subject to state income taxes.  This change increased the provision for income taxes during the nine months ended September 30, 2009 by approximately $113 compared to state tax regulation in effect during 2008.  Secondly, the FNMA stock loss recorded during 2008 increased the relative percentage of tax exempt investment security and life insurance income to pre-tax income during that period which had the impact of lowering the effective tax rate.  Excluding these two factors, the effective income tax rate would have been approximately 22.8% and 23.6% during 2009 and 2008, respectively.

Statistical Tables and Analysis

BALANCE SHEET

At September 30, 2009, total assets were $586,577, an increase of $4,806, or 0.8%, over June 30, 2009, and an increase of $16,091, or 2.8% over December 31, 2008.  Changes in assets since June 30, 2009 and December 31, 2008 consisted of:

Table 1:  Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2009		September 30, 2009
	$	%	$	%

Foreclosed assets	$ 5,775	561.8%	$ 6,282	1205.8%
Commercial real estate mortgage loans	3,563	1.8%	9,336	4.9%
Investment securities	1,457	1.4%	2,345	2.3%
Residential real estate mortgage and home equity loans	571	0.6%	(4,648)	-4.5%
Bank-owned life insurance	213	2.1%	416	4.2%
Other assets (various categories)	(388)	-2.3%	(1,479)	-8.2%
Cash and cash equivalents	(2,061)	-15.4%	(1,882)	-14.3%
Commercial, industrial and agricultural loans	(4,324)	-3.1%	5,721	4.3%

Total increase (decrease) in assets	$ 4,806	0.8%	$ 16,091	2.8%

During the September 2009 quarter, reclassification of a commercial real estate loan of approximately $5.8 million lowered commercial related loan growth while increasing foreclosed assets.  Investment securities grew during the quarter from an increase in unrealized gains in fair value over their amortized cost basis.    During the nine months ended September 30, 2009, commercial and commercial real estate loans grew $15,057, despite the increase of $6,282 in foreclosed assets reclassified from loans (primarily one $5.8 million loan).  Before reclassification of the loans to foreclosed assets, commercial related lending grew 7.9% during the 12 months ending September 30, 2009.  However, commercial loan growth is expected to moderate during the remainder of 2009, continuing a slowdown that began during the September 2009 quarter as the recessionary local economy has decreased potential new commercial borrowers with acceptable credit quality.

Residential mortgage loans increased slightly during the September 2009 quarter, although the year to date trend has seen a decline in retained residential loans as customers refinanced into the secondary market.  During the nine months ended September 30, 2009, residential mortgage loans serviced for other investors increased $46 million, or 24.9%, due to refinancing customers as well as an increase in market share.

The change in net assets impacted funding sources since June 30, 2009, and December 31, 2008, as follows:

Table 2:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2009		September 30, 2009
	$	%	$	%

Core deposits (including MMDA)	$ 14,482	5.0%	$ 1,878	0.6%
Stockholders’ equity	1,754	4.2%	3,132	7.8%
Other borrowings	1,359	4.7%	4,567	17.8%
Senior subordinated notes	450	6.9%	7,000	n/a
Other liabilities and debt (various categories)	(313)	-2.5%	51	0.4%
Wholesale deposits	(886)	-1.0%	19,531	30.1%
Retail certificates of deposit > $100	(2,358)	-4.0%	(6,136)	-9.7%
FHLB advances	(9,682)	-15.9%	(13,932)	-21.4%

Total increase (decrease) in liabilities and stockholders’ equity	$ 4,806	0.8%	$ 16,091	2.8%

The substantial increase in core deposits during the September 2009 quarter was driven primarily by an increase in commercial demand and money market deposits of $9,225 and increased Reward Checking deposits (a high rate interest bearing retail checking account) of $4,880.  This quarterly increase in local deposits allowed us to decrease usage of wholesale deposit and FHLB advance funding by $10,568 during the quarter.  However, year to date for the nine months ended September 30, 2009, commercial related loan growth outpaced local deposit growth and has increased usage of net wholesale funding by $5,599.  Due to favorable low rates for brokered certificates of deposits compared to local certificate of deposit funding, retail certificates of deposits (both core deposits and those certificates of deposit > $100) have declined as our local retail rates were lower than some providers in our market.  We expect to see continued run-off at a similar pace during future quarters until brokered certificate of deposit rates approximate local provider rates.

Table 3:  Period-End Loan Composition

	September 30,		September 30,		December 31, 2008
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2009	2008	2009	2008	Dollars	of total

Commercial, industrial and agricultural	$137,260	$129,466	31.1%	30.6%	$131,539	30.6%
Commercial real estate mortgage	201,440	189,995	45.8%	44.8%	192,104	44.5%
Residential real estate mortgage	74,795	79,311	17.0%	18.7%	81,032	18.8%
Residential real estate loans held for sale	175	–	0.0%	0.0%	245	0.1%
Consumer home equity	22,582	19,325	5.1%	4.6%	20,923	4.9%
Consumer and installment	4,400	5,585	1.0%	1.3%	4,558	1.1%

Totals	$440,652	$423,682	100.0%	100.0%	$430,401	100.0%

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

Nonperforming assets increased $1,804, or 12.3%, to $16.5 million at September 30, 2009 compared to $14.7 million at June 2009, and increased $4,668, or 39.4%, compared to $11.9 million at December 31, 2008.  Nonperforming loans declined $5.8 million during the September 2009 quarter due to foreclosure of a large land development loan now reflected as foreclosed assets but increased approximately $1.8 million from the addition of new nonaccrual borrowers.  Excluding the impacts of the $5.8 million foreclosure borrower, nonaccrual loans have increased approximately 24% since June 30, 2009 and 80% since December 31, 2008.

Upon foreclosure of the large nonperforming loan during the quarter ended September 30, 2009, we assigned a net realizable cost basis of $5,809 representing approximately 74% of fair value based on a June 30, 2009 appraisal.   The $5.8 million foreclosed asset was auctioned to the public on November 14, 2009.  At the auction, properties offered absolute (without price reserve) with foreclosed cost basis of $3,004 were sold for net proceeds of $2,655, incurring a loss of sale of foreclosed properties totaling $349, representing approximately 12% of cost basis.  Properties with cost basis of $2,805 were offered at auction subject to reserve price floors.  None of the reserve properties were sold at the auction due to receiving distressed market bids not indicative of fair value totaling $1,730.  The reserve properties retained in foreclosed assets will be evaluated for potential write-down based on non-distressed fair value indications during the quarter ended December 31,2009.  Financial results for the quarter ended September 30, 2009, were not restated in light of this subsequent event based on the result of the auction because management believes bids received on properties sold without reserve were distressed prices not indicative of fair value.

At September 30, 2009, our internal credit grading system identified 21 separate loan relationships totaling $8.6 million against which $1.6 million in specific loan loss reserves were recorded.  Excluding the large foreclosed property discussed previously, at December 31, 2008, our internal credit grading system identified 14 separate loan relationships totaling $1.8 million against which $610 in loan loss reserves were recorded.  We expect to see continued deterioration in credit quality in our commercial portfolio as the local economy contracts and impacts locally owned small to mid market businesses which make up our customer base.  These factors are likely to increase the level of nonperforming assets in future quarters.

The unemployment rate in our home market of Marathon County, Wisconsin was 8.7% during August 2009, slightly above the state average of 8.4%.  However, we do not expect significant loan charge-offs from our retail loan portfolio of approximately $102 million, of which $57 million are performing, fully disbursed, fixed or adjustable rate first mortgages on local 1 to 4 family homes with average unpaid mortgage principal of approximately $101.  The remaining retail loan portfolio of approximately $45 million represents approximately 10% of gross loans receivable and includes home equity lines of credit, closed end second mortgages, residential construction loans, vacant land loans, and other consumer purpose loans.  As a normal course of business, we did not originate subprime mortgage loans or home equity loans in excess of 100% loan to value.  Our retail loan portfolio is well diversified and does not have any undue geographic, industry, or real estate/land development concentrations which carry significant loss exposure.  For the bank wide portfolio, existing non-performing loans are spread over many different borrowers and industries.  At September 30, 2009, real estate construction and land development loans were approximately 8.6% of total gross loans.

Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  At September 30, 2009, $399 of customer interest payments have been recognized as reductions to nonaccrual loan principal.

Local loan demand has traditionally met requirements for loan growth and out of area participation loans we have purchased represent a small portion of the total loan portfolio, currently $16,926, or 3.8% of gross loans.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an individual institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, we will purchase an out of area loan originated by another Wisconsin community bank or Bankers’ Bank, located in Madison, Wisconsin, for this purpose.  In addition, we may sell a portion of a large loan credit for one of our customers to these same community banks to accommodate large loan requests.  At September 30, 2009 nonperforming loans included a participation loan purchased from Bankers’ Bank of Madison, Wisconsin totaling $1,529 with real estate development collateral located outside of Wisconsin.  A $300 specific loss reserve was maintained against that loan at September 30, 2009.

We have guaranteed repayment of a customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount we have guaranteed totaled $6,198 and $6,853 at September 30, 2009 and December 31, 2008, respectively.  The letter of credit guarantee expires during 2010, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received), which approximates fair value and totaled $69 and $99 at September 30, 2009 and December 31, 2008, respectively.  Our customer has made all required payments to the various counterparties associated with the transaction and is considered to represent lower than average credit risk.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on all commercial related credit guarantees totaled $29 and $56 during the nine months ended September 30, 2009, and 2008, respectively.

Table 4:  Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Allowance for loan losses at beginning	$ 6,496	$ 5,047	$ 5,521	$ 4,850

Provision for loan losses	800	285	2,100	555
Recoveries on loans previously charged-off	20	1	23	8
Loans charged off	(515)	(37)	(843)	(117)

Allowance for loan losses at end	$ 6,801	$ 5,296	$ 6,801	$ 5,296

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and (2) foreclosed assets.

Table 5:  Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2009	2008	2008

Nonaccrual loans	$ 9,104	$ 10,299	$ 10,590
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	620	637	748

Total nonperforming loans	9,724	10,936	11,338
Foreclosed assets	6,803	680	521

Total nonperforming assets	$ 16,527	$ 11,616	$ 11,859

Nonperforming loans as a % of gross loans receivable	2.21%	2.58%	2.64%
Total nonperforming assets as a % of total assets	2.82%	2.08%	2.08%

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 61.1% of total assets at September 30, 2009, compared to 63.6% of total assets at December 31, 2008, and 62.1% of total assets at September 30, 2008.  This liquidity and funding measure declined during the nine months ended

September 30, 2009, as loan growth was funded primarily with wholesale brokered deposits while retail and local time deposits declined.

Table 6:  Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2009		2008		2008
	$	%	$	%	$	%

Non-interest bearing demand	$ 57,701	13.0%	$ 51,713	12.4%	$ 54,233	12.7%
Interest-bearing demand and savings	98,922	22.3%	89,825	21.6%	105,350	24.6%
Money market deposits	83,262	18.8%	71,266	17.1%	71,320	16.7%
Retail time deposits less than $100	61,913	14.0%	69,229	16.6%	69,017	16.1%

Total core deposits	301,798	68.1%	282,033	67.7%	299,920	70.1%
Wholesale interest-bearing demand	7,500	1.7%	–	0.0%	–	0.0%
Retail time deposits $100 and over	56,896	12.8%	64,132	15.4%	63,032	14.8%
Broker & national time deposits less than $100	1,049	0.2%	602	0.1%	603	0.1%
Broker & national time deposits $100 and over	75,831	17.2%	70,051	16.8%	64,246	15.0%

Totals	$ 443,074	100.0%	$ 416,818	100.0%	$ 427,801	100.0%

Money market deposits have increased since December 31, 2008 and September 30, 2008 from a program to attract uncollateralized local municipal deposits with above market rates.  Competitive pressures and municipalities looking to make up budgeted interest income shortfalls in the significantly lower interest rate environment have moved funds from low rate collateralized interest bearing demand deposits into higher rate uncollateralized money market deposits.  Since September 30, 2008, lower rate municipal interest bearing deposits have declined $9,476, or 49.0%, while higher rate municipal money market deposits have increased $7,936.

Despite the decline in municipal interest bearing demand accounts, this account category has continued growth over September 30, 2008 due to increased balances in the Reward Checking product, a high rate interest bearing demand account. Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 3.01% and 3.68% during the nine months ended September 30, 2009 and 2008, respectively.

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

We originate retail certificates of deposit with local depositors under a program known as the Certificate of Deposit Account Registry System (“CDARS”) in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $15,670 at September 30, 2009 compared to $14,671 at December 31, 2008, and $13,705 at September 30, 2008.  CDARS balances increased since September 30, 2008 as certain large depositors sought to increase the FDIC insurance coverage on their accounts during the period of significant national financial turmoil experienced after September 2008.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets was 14.4%, 11.4%, and 12.7% at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.  Brokered deposits continue to fund a significant portion of commercial related loan growth during 2009 as well as providing funds to repay $13,932 of FHLB net advances upon maturity during the nine months ended September 30, 2009.  Due to borrowing capacity at the FHLB from pay down of prior advances, we expect a mix of brokered deposits and new FHLB advances to provide wholesale funding as needed during the coming quarters.  Beyond these traditional sources of wholesale funding, secondary wholesale sources include Federal Reserve Discount Window advances and pledging of investments securities against repurchase agreements.

Table 7:  Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2009	2008	2008

Total time deposits $100 and over	$ 132,727	$ 134,183	$ 127,278
Total broker and wholesale deposits	84,380	70,653	64,849
Total retail time deposits	118,809	133,361	132,049
Core deposits, including money market deposits	301,798	282,033	299,920

Table 8:  Change in Deposit Balance since Prior Period Ended

	September 30, 2008		December 31, 2008
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ (1,456)	-1.1%	$ 5,449	4.3%
Total broker and wholesale deposits	13,727	19.4%	19,531	30.1%
Total retail time deposits	(14,552)	-10.9%	(13,240)	-10.0%
Core deposits, including money market deposits	19,765	7.0%	1,878	0.6%

Table 9:  Available but Unused Funding Sources other than Retail Deposits(1)

	September 30, 2009		December 31, 2008
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 19,778	$ 4,722	$ 24,995	$ 2,505
Federal Reserve discount window advances	93,822	–	–	–
FHLB advances under blanket mortgage lien	27,800	51,068	12,842	65,000
Repurchase agreements	62,554	25,476	31,462	23,126
Wholesale market deposits	32,935(2)	84,380	49,248	64,849

Totals	$ 236,889	$ 165,646	$ 118,547	$ 155,480

Funding as a percent of total assets	40.4%	28.2%	20.8%	27.3%

(1)Excluding parent company $1 million line of credit.

(2)Based on our internal policy limit of 20% of total assets.

Wholesale funding availability was reduced during the March 2009 quarter from a reduction in a federal funds availability line offered by a correspondent bank from $10 million to $7 million.  The bank that reduced the line is not our primary correspondent banking relationship and this federal funds purchased line has not been used for many years.  Our primary correspondent bank used for daily cash management purposes provides us an overnight federal funds purchased line up to $12.5 million.  Our federal funds purchased lines are unsecured but are subject to ongoing underwriting by our correspondent banks and are not guaranteed funds.

During the 2009, we were accepted by the Federal Reserve to participate in its Borrower in Custody (“BIC”) Program, which allows us to pledge performing commercial and commercial real estate loans as collateral against Discount Window advances.  This $100 million Discount Window availability significantly increased the amount of unused, but available funding sources other than retail deposits during the June 2009 quarter.  Because only performing loans may be pledged as collateral against Discount Window advances, availability of the line is dependent on the credit quality and repayment ability of our commercial related loan customers.  During the December 2009 quarter, the Federal Reserve added loan quality criteria on a loan level basis to all participants in the BIC program.  These changes had the impact of significantly reducing the collateral value of our pledged loans.  Since we are not a regular user of Discount Window advances, these changes to collateral pledge value are not expected to significantly impact unused liquidity, which will continue to be above available levels at December 31, 2008.

Total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At September 30, 2009, we could have drawn an FHLB advance up to $13,932 of the $27,800 available without the purchase of FHLB stock.  Further advances of the remaining $13,868 available would have required us to purchase additional FHLB stock totaling $691.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2009.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.  Available repurchase agreement funding increased since December 31, 2008 from the ability to pledge municipal investment securities against FHLB advances.

We believe available but unused wholesale funding remains sufficient for current operations.  However, since additional FHLB advances would require us to purchase nonperforming FHLB stock, as well as increased costs and spreads associated with repurchase agreement funding with the FHLB and others, we expect to fund loan growth with brokered certificates or Federal Reserve Discount Window advances as needed in the near term.

The table below presents maturity repricing information as of September 30, 2009.  The following repricing methodologies should be noted:

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

4.

Impact of rising or falling interest rates is based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 10:  Interest Rate Sensitivity Gap Analysis

			September 30, 2009
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$171,298	$ 24,991	$ 52,217	$ 77,274	$ 92,593	$ 22,279	$440,652
Securities	8,941	6,270	11,706	17,517	27,211	33,630	105,275
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,385	10,385
Other earning assets	3,519						3,519

Total	$183,758	$ 31,261	$ 63,923	$ 94,791	$119,804	$ 69,544	$563,081
Cumulative rate
sensitive assets	$183,758	$215,019	$278,942	$373,733	$493,537	$563,081

Interest-bearing liabilities
Interest-bearing deposits	$175,183	$ 26,328	$ 86,373	$ 26,234	$ 47,985	$ 23,270	$385,373
FHLB advances	2,000	7,000	9,000	8,233	15,000	9,835	51,068
Other borrowings	17,698	7,000				5,500	30,198
Senior subordinated notes						7,000	7,000
Junior subordinated debentures			7,732				7,732

Total	$194,881	$ 40,328	$103,105	$ 34,467	$ 62,985	$ 45,605	$481,371
Cumulative interest
sensitive liabilities	$194,881	$235,209	$338,314	$372,781	$435,766	$481,371

Interest sensitivity gap for
the individual period	$(11,123)	$ (9,067)	$(39,182)	$ 60,324	$ 56,819	$ 23,939
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	94.3%	77.5%	62.0%	275.0%	190.2%	152.5%

Cumulative interest
sensitivity gap	$(11,123)	$(20,190)	$(59,372)	$ 952	$ 57,771	$ 81,710
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	94.3%	91.4%	82.5%	100.3%	113.3%	117.0%

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

Basic Surplus

We measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  Internal company policy is to maintain a basic surplus including FHLB capacity of at least 5.0%.  Our basic surplus, including available open line of credit FHLB advances not yet utilized, was 7.5%, 6.0%, and 5.4% at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2009	December 2008	September 2008

Cumulative 1 year gap ratio
Base	82%	93%	89%
Up 200	78%	87%	88%
Down 200	86%	97%	92%

Change in Net Interest Income - Year 1
Up 200 during the year	-4.2%	-2.6%	1.3%
Down 200 during the year	-0.8%	-0.4%	-0.6%

Change in Net Interest Income - Year 2
No rate change (base case)	3.2%	2.4%	4.8%
Following up 200 in year 1	-2.3%	-2.1%	5.1%
Following down 200 in year 1	-2.5%	0.1%	3.4%

Note:  Simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario.

Core Funding Utilization

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including certain DDA, NOW, and non-maturity savings accounts (except money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets with a maturity in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or less given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  At September 30, 2009, December 31, 2008, and September 30, 2008, our core funding utilization ratio was projected to be 74%, 76%, and 85%, respectively, after a rate increase of 200 basis points.

CAPITAL RESOURCES

Stockholders’ equity increased $3,132 to $43,031 during the nine months ended September 30, 2009.  The increase was driven by retained net income net of dividends paid of $2,077 and an increase in unrealized gain on securities available for sale of $1,037.  All other increases to stockholders equity totaled $18.  Net book value per common share increased from $25.76 per share at December 31, 2008, to $27.60 per share at September 30, 2009, an increase of 7.1%.  Net book value of $27.60 per share at September 30, 2009 increased 11.7% from net book value per share of $24.71 at September 30, 2008.  Unrealized gains in securities available for sale reflected as accumulated other comprehensive income since September 30, 2008 provided $1.36 per share, or approximately 47% of the increase in net book value during the past twelve months.  The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio.  If market rates were to increase in the future, existing unrealized gains would decline, negatively influencing net book value per share.

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

No shares were repurchased by us during the nine months ended September 30, 2009 or 2008 as we sought to conserve capital for growth.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2009.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of September 30, 2009, and December 31, 2008, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which are an important source of funding.  Average book tangible stockholders’ equity to average assets was 6.89% during the September 2009 quarter, 6.87% during the December 2008 quarter, and 6.91% during the September 2008 quarter.

Regulatory capital ratios increased since December 31, 2008 from our issuance of Senior Subordinated Notes on July 1, 2009.  The Notes were issued to support capital needs for ongoing organic growth in commercial lending.  Increased commercial lending had placed downward pressure on our regulatory risk-weighted total capital ratio.  In addition, the Notes provide Tier 2 (secondary) regulatory capital in the event of unforeseen credit losses during the current economic downturn.  We are required to maintain a minimum of 10% risk-weighted total capital under current banking regulation to be considered well-capitalized.  Our total risk-weighted capital ratio increased to 12.61% at September 30, 2009 compared to 10.63% at December 31, 2008.  Because the Notes do not qualify as Tier 1 (primary) capital, the September 30, 2009 leverage ratio of 8.18% remained similar to the leverage ratio of 8.21% seen at December 31, 2008.

Table 12:  Capital Ratios – Consolidated Holding Company

	September 30,		December 31.
(dollars in thousands)	2009	2008	2008

Stockholders’ equity	$ 43,031	$ 38,280	$ 39,899
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(115)	(97)	(79)
Unrealized gain on securities available for sale	(2,487)	(366)	(1,468)

Tier 1 regulatory capital	47,929	45,317	45,852
Qualifying unrealized gain on equity securities available for sale	9	15	–
Senior subordinated notes	7,000		–
Allowance for loan losses	6,054	5,296	5,521

Total regulatory capital	$ 60,992	$ 50,628	$ 51,373

Tier 1 capital to average tangible assets (leverage ratio)	8.18%	8.23%	8.21%
Tier 1 capital to risk-weighted assets	9.91%	9.49%	9.48%
Total capital to risk-weighted assets	12.61%	10.60%	10.63%

RESULTS OF OPERATIONS

September 2009 quarterly earnings were $.47 per share on net income of $738 compared to earnings of $.57 per share on net income of $883 during the most recent June 2009 quarter and $.14 per share on net income of $221 during the prior year September 2008 quarter.  September 2009 quarterly income declined slightly due to an increase in provision for loan losses compared to the June 2009 quarter in addition to a lower level of mortgage banking income.  Year to date for the nine months ended September 30, 2009, earnings were $1.68 per share on net income of $2,627 compared to $1.45 per share on net income of $2,242 last year.

The decline in September 2008 quarterly and year to date net income was due to a write down of our investment in FNMA preferred stock of approximately $1 million.  The federal government’s placement of FNMA into conservatorship on September 7, 2008, permanently impaired the value of our FNMA investment by placement of the government’s new equity interest as superior to FNMA’s existing preferred stock.  During September, we reduced our holding cost of the investment to $50 through a write-down of $991, which reduced net income by $600 after tax benefits.  September 2008 quarterly net income prior to the special FNMA charge would have been $821, or $.53 per share, and year to date income would have been $2,842, or $1.84 per share, an increase in diluted earnings per share of 2.8% over the same period during 2007.

Return on average assets was .50% and .16% (.59% excluding the FNMA loss) during the quarters ended September 30, 2009 and 2008, respectively.  Return on average stockholders’ equity was 6.94% and 2.32% (8.62% excluding the FNMA loss) during the quarters ended September 30, 2009 and 2008, respectively.

Return on average assets was .61% and .56% (.70% before the FNMA loss) during the nine months ended September 30, 2009 and 2008, respectively.  Return on average stockholders’ equity was 8.41% and 7.87% (9.98% before the FNMA loss) during the nine months ended September 30, 2009 and 2008, respectively.

The following Table presents our consolidated quarterly summary financial data.

Table 13:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Earnings and dividends:	2009	2009	2009	2008	2008

Net interest income	$ 4,126	$ 4,168	$ 4,100	$ 3,788	$ 3,488
Provision for loan losses	$ 800	$ 600	$ 700	$ 330	$ 285
Other noninterest income	$ 1,203	$ 1,442	$ 1,368	$ 1,090	$ 21
Other noninterest expense	$ 3,553	$ 3,817	$ 3,389	$ 3,135	$ 3,195
Net income	$ 738	$ 883	$ 1,006	$ 1,059	$ 221

Basic earnings per share(3)	$ 0.47	$ 0.57	$ 0.65	$ 0.68	$ 0.14
Diluted earnings per share(3)	$ 0.47	$ 0.57	$ 0.65	$ 0.68	$ 0.14
Dividends declared per share(3)	$ –	$ 0.35	$ –	$ 0.34	$ –
Net book value per share	$ 27.60	$ 26.47	$ 26.53	$ 25.76	$ 24.71

Semi-annual dividend payout ratio	n/a	28.90%	n/a	41.12%	n/a
Average common shares outstanding	1,559,314	1,559,314	1,559,198	1,548,898	1,548,898

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 432,237	$ 429,104	$ 421,029	$ 415,468	$ 405,578
Assets	$ 588,180	$ 575,743	$ 569,372	$ 559,932	$ 551,077
Deposits	$ 441,741	$ 429,849	$ 427,490	$ 420,856	$ 413,848
Stockholders’ equity	$ 42,184	$ 42,118	$ 41,072	$ 38,668	$ 37,884

Performance ratios:

Return on average assets(1)	0.50%	0.62%	0.72%	0.75%	0.16%
Return on average stockholders’ equity(1)	6.94%	8.41%	9.93%	10.90%	2.32%
Average tangible stockholders’ equity to
average assets(4)	6.89%	6.97%	6.88%	6.87%	6.91%
Net loan charge-offs to average loans(1)	0.45%	0.16%	0.15%	0.10%	0.04%
Nonperforming loans to gross loans	2.21%	3.11%	2.82%	2.64%	2.58%
Allowance for loan losses to gross loans	1.54%	1.47%	1.41%	1.28%	1.25%
Nonperforming assets to tangible equity(4)	40.76%	36.99%	32.14%	30.84%	30.64%
Net interest rate margin(1)(2)	3.09%	3.23%	3.26%	3.02%	2.84%
Net interest rate spread(1)(2)	2.76%	2.90%	2.94%	2.64%	2.45%
Service fee revenue as a percent of
average demand deposits(1)	2.76%	2.64%	2.68%	3.01%	3.13%
Noninterest income as a percent
of gross revenue	14.18%	16.45%	15.80%	12.78%	0.29%
Efficiency ratio(2)	64.13%	65.62%	59.66%	61.53%	85.70%
Noninterest expenses to average assets(1)	2.40%	2.66%	2.42%	2.23%	2.31%

Stock price information:

High	$ 23.00	$ 23.75	$ 18.75	$ 20.75	$ 25.75
Low	$ 18.00	$ 17.00	$ 14.40	$ 14.40	$ 22.50
Last trade value at quarter-end	$ 19.50	$ 23.50	$ 18.75	$ 14.40	$ 22.50

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

NET INTEREST INCOME

Net interest income is the most significant component of earnings.  September 2009 quarterly tax adjusted net interest income decreased $38, or 0.9%, to $4,337 from the recent quarter ended June 30, 2009, but increased $630, or 17.0%, from the prior year quarter ended September 30, 2008.  Quarterly and year-to-date product balances, yields, and costs are presented in the following tables.  Compared to the prior year’s quarter, net interest income benefited from declining funding rates that outpaced the decline in earning asset yields.  Insertion of adjustable rate commercial loan interest rate floors and an increase in required credit spread on maturing loans helped to support the loan yield despite falling short-term market rates.  During the September 2009 quarter, investment security yields declined at an accelerated rate, continuing a trend that began during the June 2009 quarter, reflecting an environment of very low reinvestment rates for security cash inflows.  We expect security reinvestment rates to continue to be very low during the remainder of 2009 with continued declines in our taxable and tax-exempt security yields.

Year to date tax adjusted net interest income was $13,028 through September 30, 2009 compared to $11,253 during 2008, an increase of 15.8%.  Approximately $1,030 of the increase was from growth in earning assets over the prior year’s quarter and approximately $745 was from an increase in net interest margin from 2.96% during the nine months ended September 30, 2008 to 3.19% during 2009.

Net margin decreased from 3.23% in the June 2009 quarter to 3.09% in the September 2009 quarter.  Although the decline in interest bearing deposits and time deposits cost of .15% was greater than the decline in loan yields of .12%, the yield on the taxable securities portfolio declined .36% to 4.54% during the quarter.  In addition, new senior subordinated notes interest costs contributed to higher cost of interest bearing funding.  In the coming quarter, other borrowings interest costs will increase as certain floating rate repurchase agreement funding resets to higher fixed rates.

In the upcoming December 2009 quarter, loan and investment yields are expected to decline slightly, but the decline in certificate of deposit and wholesale funding costs is expected to outpace the decline in asset yields, resulting in an improvement in net interest margin compared to that seen during the September 2009 quarter.  Interest rates paid on core deposit accounts, including Rewards Checking, were reduced effective October 1, 2009.   However, we expect downward pressure on net interest margin could occur during coming quarters if interest rate levels remain low and liquidity in the banking system brings in lending spreads relative to U.S. Treasury securities and LIBOR indicative rates.  In addition, a sustained increase in market rates could lower net margin as funding costs rise but adjustable rate loans remain at interest rate floors.  At September 30, 2009, approximately $104 million, or 24% of gross loans were adjustable rate loans at the interest rate floor which currently carry an average interest rate of 4.87%.

Table 14A:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended Sept 30, 2009			Quarter ended Sept 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 438,775	$ 6,201	5.61%	$ 410,696	$ 6,146	5.95%
Taxable securities	68,294	782	4.54%	62,992	824	5.20%
Tax-exempt securities(2)	36,011	505	5.56%	36,297	529	5.80%
FHLB stock	3,250	–	0.00%	3,250	–	0.00%
Other	10,100	2	0.08%	5,181	30	2.30%

Total(2)	556,430	7,490	5.34%	518,416	7,529	5.78%

Non-interest-earning assets:
Cash and due from banks	9,832			10,636
Premises and equipment, net	10,364			11,172
Cash surrender value insurance	10,263			9,597
Other assets	7,829			6,374
Allowance for loan losses	(6,538)			(5,118)

Total	$ 588,180			$ 551,077

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 105,989	$ 369	1.38%	$ 89,345	$ 442	1.97%
Money market deposits	76,727	264	1.37%	71,248	390	2.18%
Time deposits	203,274	1,541	3.01%	200,904	2,018	4.00%
FHLB borrowings	59,595	564	3.75%	64,052	654	4.06%
Other borrowings	24,613	160	2.58%	23,013	205	3.54%
Senior subordinated notes	7,000	142	8.05%	–	–	0.00%
Junior subordinated debentures	7,732	113	5.80%	7,732	113	5.81%

Total	484,930	3,153	2.58%	456,294	3,822	3.33%

Non-interest-bearing liabilities:
Demand deposits	55,751			52,351
Other liabilities	5,315			4,548
Stockholders’ equity	42,184			37,884

Total	$ 588,180			$ 551,077

Net interest income		$ 4,337			$ 3,707
Rate spread			2.76%			2.45%
Net yield on interest-earning assets			3.09%			2.84%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 14B:  Net Interest Income Analysis (Nine Months)

(dollars in thousands)	Nine months ended Sept 30, 2009			Nine months ended Sept 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 433,601	$ 18,620	5.74%	$ 400,263	$ 18,942	6.32%
Taxable securities	66,477	2,398	4.82%	64,347	2,527	5.25%
Tax-exempt securities(2)	36,841	1,545	5.61%	35,464	1,547	5.83%
FHLB stock	3,250	–	0.00%	3,159	–	0.00%
Other	5,274	5	0.13%	4,232	88	2.78%

Total(2)	545,443	22,568	5.53%	507,465	23,104	6.08%

Non-interest-earning assets:
Cash and due from banks	11,602			10,070
Premises and equipment, net	10,577			11,123
Cash surrender value insurance	10,128			9,184
Other assets	6,159			5,830
Allowance for loan losses	(6,103)			(5,003)

Total	$ 577,806			$ 538,669

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 103,563	$ 1,084	1.40%	$ 88,787	$ 1,445	2.17%
Money market deposits	72,174	724	1.34%	71,470	1,269	2.37%
Time deposits	203,997	4,950	3.24%	191,357	6,203	4.33%
FHLB borrowings	61,768	1,730	3.74%	61,872	1,893	4.09%
Other borrowings	25,454	513	2.69%	25,357	701	3.69%
Senior subordinated notes	3,283	199	8.10%	–	–	0.00%
Junior subordinated debentures	7,732	340	5.88%	7,732	340	5.87%

Total	477,971	9,540	2.67%	446,575	11,851	3.54%

Non-interest-bearing liabilities:
Demand deposits	53,367			49,617
Other liabilities	4,699			4,424
Stockholders’ equity	41,769			38,053

Total	$ 577,806			$ 538,669

Net interest income		$ 13,028			$ 11,253
Rate spread			2.86%			2.54%
Net yield on interest-earning assets			3.19%			2.96%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%

Table 15:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2009 compared to 2008
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 1,431	$ (1,753)	$ (322)
Taxable securities	77	(206)	(129)
Tax-exempt securities(2)	58	(60)	(2)
FHLB stock	–	–	–
Other interest income	1	(84)	(83)

Total	1,567	(2,103)	(536)

Interest paid on:
Savings and demand deposits	155	(516)	(361)
Money market deposits	7	(552)	(545)
Time deposits	306	(1,559)	(1,253)
FHLB borrowings	(3)	(160)	(163)
Other borrowings	2	(190)	(188)
Senior subordinated notes	199	–	199
Junior subordinated debentures	–	–	–

Total	666	(2,977)	(2,311)

Net interest earnings	$ 901	$ 874	$ 1,775

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

PROVISION FOR LOAN LOSSES

We determine the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  Our provision for loan losses was $800 in the September 2009 quarter compared to $285 in the September 2008 quarter.  Year to date for the nine months ended September 30, 2009, provision for loan losses was $2,100 compared to $555 during 2008.  Annualized net charge-offs during the nine months ended September 30, were .25% and .04% 2009 and 2008, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  The quarterly level of loan loss provision during the remainder of 2009 is expected to be greater than that seen during 2008 primarily to reflect negative changes in credit quality and higher net charge-offs as a result of declining general economic conditions locally and nationally as well as supporting new loan growth.

NONINTEREST INCOME

Total noninterest income for the quarter ended September 30, 2009 was $1,203 compared to $21 earned during the September 2008 quarter, an increase of $1,182.  During September 2008, we recorded a $991 charge to recognize permanent impairment in value of our investment in FNMA preferred stock.  If this loss was excluded, total noninterest income during the quarter ended September 30, 2008 would have been $1,012.  Excluding the prior year’s FNMA stock loss, quarterly noninterest income increased $191, or 18.9%.  For the nine months ended September 30, 2009, total noninterest income was $4,013, an increase of $882, or 28.2% over 2008 if the FNMA loss is excluded.

The majority of the quarterly increase over the prior year was from mortgage banking income, which increased $139, or 59.7% during the September 2009 quarter and increased $784, or 93.2% during the nine months ended September 30, 2009.  Intervention by various United States Treasury programs and open market mortgage related asset purchases by the Federal Reserve since December 2008 have dramatically lowered long-term residential mortgage rates, contributing to a wave of mortgage refinancing during 2009.  However, the income from mortgage loan refinancing continues to diminish as mortgage banking income was $372, $496, and $757 during the quarters ended September 30, June 30, and March 31, 2009, respectively.

Service fee income continued a decline of $24, or 5.8% in the September 2009 quarter compared to the prior year quarter due to lower overdraft fees collected in our “Overdraft Defender” product and lower commercial and retail deposit fees and service fees.  Overdraft fees can be seasonal and quarterly fees typically increase throughout the calendar year.  Although September 2009 quarterly overdraft fees were greater than seen during the June 2009 quarter which was an increase over the March 2009 quarter, total year to date fees continue to be less than the prior year due to recessionary economic conditions causing customers to minimize use of the product when used simply for convenience.  Year to date, overdraft fees declined $84, or 9.7% to $777 during the nine months ended September 30, 2009 compared to last year.  Debit card interchange fees are reflected as other noninterest income and increased $65 (21.4%) during the nine months ended September 30, 2009 compared to the prior year due to continued growth in Reward Checking account deposits.  Customers must meet minimum debit card usage requirements to earn the monthly account reward.

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following table summarizes loan principal serviced for the FHLB under various MPF programs and for FNMA as of September 30, 2009.

Table 16: Residential Mortgage Loans Serviced for Others as of September 30, 2009 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 42,635	615	5.40%	78	$ 499	$2,494	$ 158	0.37%
FHLB MPF 125	68,416	635	5.78%	41	1,851	1,753	320	0.47%
FHLB XTRA	117,962	808	4.82%	5	n/a	n/a	658	0.56%
FNMA	3,226	24	5.58%	16	n/a	n/a	15	0.46%

Totals	$232,239	2,082	5.22%	29	$2,350	$4,247	$1,151	0.50%

Table 17:  Residential Mortgage Loans Serviced for Others as of December 31, 2008 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
($000s)	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$62,954	822	5.44%	69	$ 499	$2,494	$ 247	0.39%
FHLB MPF 125	119,647	961	5.81%	31	1,851	1,753	523	0.44%
FHLB XTRA	1,260	9	5.39%	–	n/a	n/a	6	0.48%
FNMA	2,044	17	6.08%	13	n/a	n/a	9	0.44%

Totals	$185,905	1,809	5.68%	43	$2,350	$4,247	$ 785	0.42%

We have ceased originating loans under the MPF 100 and MPF 125 programs.  All FHLB originations are now through the FHLB XTRA closed loan program which do not include our credit enhancement.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, we have made no provision for a recourse liability related to this recourse obligation on loans we currently service.  Under the MPF 100 and MPF 125 credit enhancement programs, the FHLB is reimbursed for any incurred principal losses by withholding the monthly credit enhancement fee normally paid to us until their principal loss is recovered.  We recognize credit enhancement income on a cash basis when received monthly from the FHLB.

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan.  We are paid an annualized fee of 25 basis points for servicing future payments on the loan.  We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees.  The FHLB has no recourse to us for their realized future principal losses under the XTRA program.  As loan principal is repaid by customers on loans in these discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, potentially reducing PSB mortgage banking income in future periods. Credit enhancement fee income was $89 and $117 during the nine months ended September 30, 2009 and 2008, respectively.

NONINTEREST EXPENSE

Total noninterest expenses increased $358, or 11.2%, during the September 2009 quarter to $3,553 compared to total noninterest expenses of $3,195 during the September 2008 quarter.  The majority of the increase was due to increased FDIC insurance expense of $133 and a $125 payment related to the auction of foreclosed properties.  An increase in salaries and employee benefits contributed to the remainder of the increase in quarterly expenses.

During nine months ended September 30, 2009, total noninterest expenses were $10.8 million compared to $9.5 million during 2008, an increase of $1,282, or 13.5%.  FDIC insurance expenses were the most significant reason for increased expense, rising $611.  Salaries and benefits increased $532 as rising health insurance and incentive plan costs increased average wages and benefits per employee by 9.0%.  The increase in loss on foreclosed assets made up the remaining expense increase compared to 2008.

In addition to increased regular quarterly insurance premiums, during the June 2009 quarter the FDIC charged an industry wide special assessment equal to 5 basis points (.05%) of total assets to recapitalize the FDIC insurance fund in light of ongoing and expected bank failures.  This special assessment increased our FDIC insurance expense by $264 during the nine months ended September 2009.  On November 12, 2009, the FDIC finalized rules to collect all estimated premiums through December 2012 in one prepayment due in December 2009.  We estimate this prepayment to be $2.7 million which will be amortized as FDIC insurance expense during the next three years.  Due to deposit growth and an announced increase in the FDIC assessment rate of 3 basis points effective January 1, 2011, we expect FDIC insurance expense to be greater in future years than seen during 2009.

Our effective income tax rate increased to 26.0% during the nine months ended September 30, 2009 compared to 17.8% during 2008 from two primary factors.  First, Wisconsin’s change to a “combined reporting” method of state franchise tax requires us to pay state franchise tax on income earned on securities held in Peoples State Bank’s Nevada investment subsidiary which was previously not subject to state income taxes.  This change increased the provision for income taxes during the nine months ended September 30, 2009 by approximately $113 compared to state tax regulation in effect during 2008.  Secondly, the FNMA stock loss recorded during 2008 increased the relative percentage of tax exempt investment security and life insurance income to pre-tax income during that period which had the impact of lowering the effective tax rate.  Excluding these two factors, the effective income tax rate would have been approximately 22.8% and 23.6% during 2009 and 2008, respectively.

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

PSB HOLDINGS, INC.

November 16, 2009

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002