Form 10-K
period 2009-12-31
PSB HOLDINGS INC /WI/
filed 2010-03-15
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Yes  ☐

No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009, was approximately $33,082,000.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of March 15, 2010, 1,564,297 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 15, 2010 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

TABLE OF CONTENTS

PART I

ITEM

1.

Business

1

1A.

Risk Factors.

5

1B.

Unresolved Staff Comments.

12

2.

Properties

12

3.

Legal Proceedings

12

4.

Reserved

12

PART II

5.

Market for Registrant’s Common Equity and Related Stockholder Matters

and Issuer Purchases of Equity Securities

13

6.

Selected Financial Data

14

7.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

15

7A.

Quantitative and Qualitative Disclosures About Market Risk

58

8.

Financial Statements and Supplementary Data

59

9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

97

9A(T).

Controls and Procedures

97

9B.

Other Information

97

PART III

10.

Directors and Executive Officers of the Registrant

98

11.

Executive Compensation

99

12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

99

13.

Certain Relationships and Related Transactions

99

14.

Principal Accounting Fees and Services

99

PART IV

15.

Exhibits, Financial Statement Schedules

100

i

PART I

Item 1.

BUSINESS.

Business Operations and Products

PSB Holdings, Inc. (“PSB”) owns and operates Peoples State Bank (“Peoples”) a commercial community bank headquartered in Wausau, WI.  Since 1962, Peoples has sought to meet the financial needs of local business owners and their families for the betterment of our communities.  Peoples serves nearly 14,700 retail and commercial households representing over $600 million in total assets through its staff of 126 full time employees and our north central Wisconsin network of eight full service locations including five in the greater Wausau, WI area, and locations in Rhinelander, Minocqua, and Eagle River, WI.

We meet the needs of customers with an emphasis on customer service, flexibility, and local decision making.  Customers and prospects are identified and served on a face to face basis through relationships directly with bank staff.  Virtually all of our customers live or work within the bank’s primary market area in north central Wisconsin and our employees are substantial participants in community activities for the betterment of our market area.

We operate as a local community bank, but offer virtually the same products as larger regional banks.  We are engaged in general commercial and retail banking and serve individuals, businesses, and governmental units.  We offer most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. Commercial customers may use available cash management and lockbox services in addition to merchant banking products.  In addition, we provide a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit and debit cards, and other personal loans, as well as long-term fixed rate mortgage loans.  We offer customers automated teller machines and online computer banking for 24 hour customer service capabilities.  Commercial customers may also make electronic deposits via our on-site deposit product.  New services are frequently added to our commercial and retail banking departments.  In addition to these traditional banking products, we offer brokerage services including the sale of annuities, mutual funds, and other investments to our customers and the general public.  We recognize many opportunities for continued growth in products, customers, assets, and profits.

Commercial related loans represent our largest type of asset and approximately 20% of our customer base measured by household/business units.  Our typical commercial customers are local small to medium sized business owners with annual sales of up to $50 million.  We provide a growing suite of deposit and cash management products in addition to meeting customer credit needs.  We build customer relationships on a frequent face to face basis and deliver value by providing capital and liquidity management advice and recommendations specific to our customers’ businesses.  Since inception, we have maintained low loan loss ratios through conservative lending practices, emphasis on knowing our customer by establishing deep relationships with each of them, and maintaining focus on communities with which we are familiar.

Peoples has a long tradition of strong retail banking products.  This emphasis has allowed us to be a leader in local residential real estate lending consistently resulting in number one or number two market share based on mortgage filings.  The majority of our residential real estate loans are sold on the secondary market with servicing rights retained.  We also maintain a diversified portfolio of local core deposits, including Peoples Rewards Checking, a product introduced in 2006 which pays above market deposit rates to depositors that meet qualifying criteria.  The reward qualifications include debit card usage, ACH deposit or payments, and electronic delivery of the monthly periodic statement.  Rewards Checking provides funding at an all-in cost competitive with equivalent mid-term wholesale funding and has brought nearly 2,000 new customers to Peoples since introduction.  We believe the combination of the key consumer banking products of competitive residential mortgage financing and Rewards Checking as the primary transaction interest-bearing and retail savings account builds a profitable core retail customer base with ongoing growth potential.

More information on PSB, its operations and financial results including annual and quarterly reports on Forms 10-K and 10-Q, is available free of charge at our investor relations website, www.psbholdings.com.  Alternatively, you may contact us directly at 1-888-929-9902 to receive paper or electronic copies of information filed with the United States Securities and Exchange Commission without cost.  Bid and ask prices for sales of PSB common stock are quoted on the OTC Bulletin Board under the stock symbol PSBQ.

Competitive Position

There is a mix of retail, health care, manufacturing, agricultural, and service businesses in the areas we serve.  We have substantial competition in our market areas.  Much of this competition comes from companies that are larger and have greater resources than us.  We compete for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies, and other financial and non financial companies.  Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services we offer, and new bank and nonbank competitors continue to enter our markets on a regular basis.

Our relative size (compared to other area community banks, thrifts, and credit unions) allows us to offer a wide array of financial service products.  Although we are larger than a typical community bank, traditional community bank customer service and flexibility differentiate us from larger financial service providers.  Therefore, we can offer better service to customers disenfranchised by poor service received from larger banks and perception of government “bailouts” given to larger banks while allowing customers to continue their practice of one-stop shopping and service support.  We can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale and access to wholesale funding sources and capital at comparatively lower cost.

Based on publicly available deposit market share information as of June 30, 2009, the following is a list of the three largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors.  The Wausau-Marathon County, Wisconsin MSA is our largest market in which we have the second largest market share.  As in most Wisconsin communities, M&I Bank holds the largest market share and represents the greatest opportunity to increase deposits from competitors.

	June 30, 2009		June 30, 2008
	Deposit $’s	Market	Deposit $’s	Market
	($000s)	Share	($000s)	Share
Marathon County, Wisconsin

M&I Bank	$ 626,313	22.5%	$ 551,651	21.9%
Peoples State Bank	372,045	13.4%	341,330	13.6%
Associated Bank	290,059	10.4%	252,403	10.0%
All other FDIC insured institutions	1,491,093	53.7%	1,371,201	54.5%

Oneida County, Wisconsin

M&I Bank	$ 238,742	31.7%	$ 230,738	32.2%
Associated Bank	139,191	18.5%	126,101	17.6%
Citizens Bank	98,055	13.0%	87,663	12.2%
Peoples State Bank	55,696	7.4%	48,780	6.8%
All other FDIC insured institutions	221,130	29.4%	223,100	31.2%

Vilas County, Wisconsin

M&I Bank	$ 120,961	29.0%	$ 120,474	28.7%
First National Bank of Eagle River	96,397	23.1%	107,607	25.6%
Headwaters State Bank	50,754	12.2%	51,930	12.4%
Peoples State Bank	11,886	2.8%	13,724	3.3%
All other FDIC insured institutions	137,407	32.9%	126,528	30.0%

Our primary source of income is loan interest income earned on residential and commercial loans made to local customers.  We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income.  Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income.  Deposits raised from local customers provide the most significant source of funding to provide loans and credit products to customers.  Loan product sales in excess of local deposit growth are supplemented by wholesale and national funding such as brokered deposits, FHLB advances, and repurchase agreements.  We do not have a dependence on any major customers.  The primary sources of revenue are outlined below:

	2009		2008		2007
Revenue source	$	% of revenue	$	% of revenue	$	% of revenue

Interest on commercial related loans	$18,171	52.0%	$17,898	54.1%	$19,203	54.4%
Interest on residential mortgage loans	5,672	16.2%	6,400	19.3%	7,252	20.5%
Interest on securities	4,492	12.8%	4,691	14.2%	3,941	11.2%
Mortgage banking	1,850	5.3%	1,040	3.1%	871	2.5%
Service fees and charges	1,448	4.2%	1,581	4.8%	1,331	3.8%
Loan fees	678	1.9%	394	1.2%	377	1.1%
Interest on consumer loans	382	1.1%	415	1.3%	451	1.3%
All other revenue	2,290	6.5%	672	2.0%	1,831	5.2%

Total gross revenue	$34,983	100.0%	$33,091	100.0%	$35,257	100.0%

We have traditionally pursued a market expansion plan that included de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects.  Full-service bank branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin during 2001 through 2005.  During those periods, we believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers.  Since 2005, organic asset growth has come from existing branch locations.  However, we intend to pursue opportunities to acquire additional bank subsidiaries or banking offices primarily out of our current market area so that, at any time, we may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks.  We also actively search for key sales personnel in new or adjacent markets which would permit us to open a de novo lending operation or branch location to generate new market growth.

Current banking law provides us with a competitive environment and competition for our products and services is likely to continue.  For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a broad scale.  In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities.  Banking regulators generally permit the formation of new banks if those banks are able to raise the necessary capital, and some large financial institutions such as investment banks have recently gained banking charters.  We believe that the combined effects of more interstate banking and expansion via branching of existing competitors and large investment banks are likely to increase the overall level of competition and attract competitors who will compete for our customers.

In addition to competition, our business is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve (see “Regulation and Supervision – Monetary Policy”) and quasi-nationalization of banks via injections of capital from the U.S. Treasury Department.  This competition may cause us to seek out opportunities to provide additional financial services to replace or supplement traditional net interest income.

Organizational Structure

PSB’s organizational structure is commonly referred to as a “one bank holding company.”  Our parent company, PSB Holdings, Inc., was formed in a 1995 tax-free reorganization and is the 100% owner of Peoples State Bank, its only significant subsidiary.  This holding company structure permits more active market based trading of the banking operation’s common stock as well as providing various vehicles in which to obtain equity capital to inject into the bank subsidiary.  To facilitate the issuance of junior subordinated debentures in connection with a pooled trust preferred capital issue during 2005, the holding company also owns common stock in PSB Holdings Statutory Trust I.  The holding company has no significant revenue producing activities other than ownership of Peoples State Bank.

Since its formation in 1962, all day to day revenue and expense producing activities are conducted by Peoples State Bank.  Peoples employs a wholly owned Nevada subsidiary, PSB Investments, Inc., to hold and manage virtually all of the Bank’s investment securities portfolio including the activities of pledging securities against customer deposits and repurchase agreements as needed.

All of our products and services are directly or indirectly related to the business of community banking and all PSB activity is reported as one segment of operations.  Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations.  We maintain a traditional retail and commercial banking business model and do not actively employ or sell stand-alone derivative instruments to hedge cash flow and fair value risks.  As of January 31, 2010, we operated with 126 full-time equivalent (“FTE”) employees, including 13 FTE employed on a part time basis.  As is common in the banking industry, none of our employees are covered by a collective bargaining agreement.

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

Since 2008, the banking industry experienced dramatic governmental intervention in an effort to support the capital needs of banks, to spur growth in bank lending, and to increase consumer and business confidence in the banking industry as a whole through passage of the Troubled Asset Relief Program (“TARP”).  TARP provided various support to the industry, some available to all banks, and some available to specific large institutions deemed to require exceptional assistance.  Through programs generally available to all banks, TARP increased the insurance limit on certain deposit accounts and provided an FDIC guarantee for certain debt issued by banks and bank holding companies through the Temporary Liquidity Guarantee Program (“TLGP”), and invested government funds into some banks in the form of preferred stock through the Capital Purchase Program (“CPP”), among other actions.  Also during 2008, the U.S. Treasury Department placed the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) into conservatorship to prevent the potential bankruptcy of both companies.  There was a fear that a potential collapse of FNMA and FHLMC would exacerbate a decline in credit available for origination of residential home mortgages and to precipitate a systematic failure of banks and the banking system.  Placement of FNMA and FHLMC into conservatorship placed Treasury capital investment above existing private common stock and preferred stock investors, effectively wiping out the value of such investments, creating banking industry losses from the write-down of substantial existing equity investments in FNMA and FHLMC.

Peoples is a participant in the TLGP Program within the Transaction Account Guarantee (“TAG”) Program of TLGP.  Under this program, customers in noninterest bearing demand accounts are fully 100% guaranteed against loss by the FDIC through June 30, 2010 at which time the Program is scheduled to end.  In addition, PSB’s application to receive TARP CPP capital from the U.S. Treasury was approved.  However, PSB declined participation due to concern such capital would be perceived by customers or prospects as a bailout due to negative perceptions by many of larger national banks receiving such funds.  PSB also retained the right to issue unsecured capital notes with FDIC guarantee under the TLGP program, but did not exercise this right or issue such unsecured notes.

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

An investment in PSB Holdings, Inc. common stock involves a significant degree of risk.  The following paragraphs describe what we believe are the most significant risks of investing in PSB common stock.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.  We cannot assure you that any of the events discussed in the risk factors below will not occur.  If they do, our business, financial condition or results of operations could be materially and adversely affected.

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

We are subject to credit risk.

There are inherent risks associated with our lending and deposit activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in central and northern Wisconsin where we operate.  Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

We are subject to regulatory risk.

We are subject to various laws and regulations that affect our lending and deposit activities.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unexpected losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management.  In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan loss allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses.  Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

We are subject to liquidity risk.

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.  Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.  For example, a significant portion of the investment security portfolio has been pledged for repurchase agreements or municipal deposits, leaving them unavailable for liquidation in the event of a liquidity crisis.  A deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost-effective capital and funding which could have a material adverse effect on our financial condition and results of operations.

Disruptions in financial markets may adversely affect us.

Since July 2007, certain credit markets have experienced difficult conditions, extraordinary volatility, and rapidly widening credit spreads and, therefore, have provided significantly reduced availability of liquidity for many borrowers.  Uncertainties in these markets present significant challenges, particularly for the financial services industry.  As a financial services company, our operations and financial condition are affected by economic and market conditions.  For example, the need for funding by some large national banking organizations may increase certificate of deposit costs for participants in the brokered deposit market relative to other sources of funding such as Federal Home Loan Bank (“FHLB”) advances or repurchase agreements.  Because the brokered certificate market provides the Company with the largest pool of potential new funding, higher wholesale certificate of deposit costs has an adverse impact on our net interest margin.  During periods of market disruption, it is difficult to predict how long such economic conditions could exist, which of our products could ultimately be affected, and whether management’s actions will effectively mitigate these external factors.  Accordingly, such factors could materially and adversely impact our financial condition and results of operations.

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

Failure to maintain regulatory capital levels deemed to be “well capitalized” could limit our availability of wholesale funding and the level of rates that may be paid to local depositors, reducing our liquidity, increasing our costs, and limiting our ability to achieve asset growth.

To be considered “well capitalized” by banking regulatory agencies, we are subject to minimum capital levels defined by banking regulation that are based on total assets and risk adjusted assets.  This highest regulatory capital designation is required to unilaterally participate in the brokered certificate of deposit market.  In addition, being considered well capitalized is a key component of risk classification used by the Federal Home Loan Bank (“FHLB”) and the Federal Reserve concerning the amount of credit available to us and the type and amount of collateral required against such advances.  Failure to retain the well capitalized regulatory designation would both limit the available of, and increase the cost of wholesale funding, which has been an important source of funding for growth.  In addition, banks not considered to be well capitalized are subject to a cap on interest rates paid to depositors as published by the FDIC.  Such depositor interest rate caps could impede our ability to raise local deposits to replace wholesale funding sources no longer available if we were not considered to be well capitalized which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to deposit insurance premiums and assessment by the FDIC to capitalize the Deposit Insurance Fund used to protect depositors in the event of a bank failure.

The Federal Deposit Insurance Corporation (“FDIC”) as an agency of the federal government is responsible for managing and supervising the Depository Insurance Fund (“DIF”) which is available to reimburse certain depositors against loss in the event of bank failure, in general up to $250,000 per depositor.  Due to a significant number of recent bank failures, DIF resources have declined due to payouts to depositors.  Members of the FDIC, which include essentially all of the United States banking industry, have in the past been the sole source of DIF funds.  During 2009, the FDIC increased industry wide premiums, charged a special assessment, and collected a prepayment of premiums for estimated amounts due to the fund through 2012.  Such actions were intended to recapitalize the DIF for costs related to future anticipated bank failures.  As a member of the FDIC, our subsidiary Peoples State Bank is subject to ongoing FDIC insurance premiums and assessment.  We are not able to reasonably predict the likelihood, amount, or timing of future FDIC insurance cost increases.  If the rate of bank failures in the United States accelerated, we could be subject to increased premiums and special assessments to further recapitalize the DIF which would increase our deposit insurance expense and reduce our net income.

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

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption, or breach in security of these systems or unsuccessful conversion of such core system as is planned by the Company during 2010 could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption, or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Unexpected liabilities resulting from current or future claims or contingencies may have a material adverse effect on the Company’s business, financial condition, and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business.  Our insurance may not cover all claims that may be asserted against the Company, regardless of merit or eventual outcome, and such claims may harm our reputation.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.  Should the ultimate judgments or settlements in any actual or threatened claims or litigation exceed our insurance coverage, they could have a material adverse effect on our business, operating results, and financial condition.

We rely on dividends from our Peoples State Bank subsidiary for virtually all of our funds.

PSB is a legal entity separate and distinct from its subsidiary, Peoples State Bank.  PSB receives substantially all of its cash flow from dividends from Peoples State Bank.  These dividends are PSB’s principal source of funds to pay interest and principal on its debt and dividends on its common stock.  Various laws and regulations limit the amount of dividends that Peoples State Bank may pay to PSB.  Also, PSB’s right to participate in a distribution of assets upon Peoples State Bank’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Peoples State Bank is unable to pay dividends to PSB, PSB may not be able to service its debt, pay its other obligations, or pay dividends on its common stock.  The inability to receive dividends from Peoples State Bank could have a material adverse effect on PSB’s financial condition and results of operations.

Investors may not be able to liquidate their PSB common stock when desired because there is no active public trading market for PSB stock.

There is no active public established trading market for PSB stock.  As a result, investors may not be able to resell shares at the price or time they desire.  In addition, because our shares are thinly traded, there is oftentimes a significant spread between the “bid” and “ask” prices for our shares.  These and other factors limit, to some extent, our ability to raise capital by selling additional shares of our stock.

Our articles of incorporation could make more difficult or discourage an acquisition of PSB.

Our articles of incorporation require the approval of two-thirds of all shares outstanding in order to effect a merger, share exchange, or other reorganization.  This provision may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of our common stock.

Our earnings may be adversely affected by changes in accounting principles and in tax laws.

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on the Company’s reported financial results.  Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.  We, like all businesses, are subject to tax laws, rules, and regulations.  Changes to tax laws, rules, and regulations, including changes in the interpretation or implementation of tax laws, rules, and regulations by the Internal Revenue Service (the “IRS”) or other governmental bodies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, among other things.  Failure to appropriately comply with tax laws, rules, and regulations could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Based on information filed with regulators by other banking organizations headquartered in Wisconsin with at least $100 million in total assets, the average age of our banking facilities is in line with other banks.  In addition, our average revenues and number of accounts per branch are less than the state average, giving us adequate capacity for organic growth within existing markets without the need for significant further investment in existing facilities.

Item 3.

LEGAL PROCEEDINGS.

We are subject to claims and litigation in the ordinary course of business, but we do not believe that any of these claims or litigation matters that are currently outstanding will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 4.

RESERVED.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

PSB common stock bid and ask prices are quoted on the OTC Bulletin Board under the stock symbol “PSBQ.” There is no active established public trading market in our common stock and transactions in the stock are limited and sporadic.  Approximately 6% of average shares outstanding traded during 2009.

Through 2007, we maintained an informal annual share repurchase program of up to 1% of outstanding shares per year, in addition to periodic tender offers for stock or other announced buyback programs when deemed advantageous.  During 2007, we purchased 59,000 shares of PSB stock at an average price of $28.81 per share after purchasing 117,000 shares of PSB stock at an average price of $33.36 per share during 2006.  During 2008, traditional bank capital markets were severely disrupted due to an ongoing recessionary economy and decline in confidence in the nation’s banking system, which dramatically increased our cost and limited the availability of equity capital.  To preserve existing capital, we did not repurchase any shares of our common stock during 2009 or 2008.

Holders

As of December 31, 2009, there were approximately 851 holders of record of our common stock.  Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We have paid regular and increasing dividends since our inception in 1995.  We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors.  The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary.  When declared, dividends are paid to all stockholders, including employees holding shares of unvested restricted stock as described in Item 8, Note 16 of the  Notes to Consolidated Financial Statements.  Payment of dividends by Peoples State Bank is subject to various limitations under banking laws and regulations.  To maintain a risk adjusted total capital ratio above 10%, the maximum amount of dividends that could have been paid by Peoples State Bank at December 31, 2009, was approximately $11 million.  Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2009 Prices			2008 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$17.75	$14.40	$ –	$25.40	$21.05	$ –
2nd	$23.00	$17.00	$0.35	$25.35	$22.35	$0.34
3rd	$22.40	$18.00	$ –	$25.00	$20.75	$ –
4th	$19.00	$15.05	$0.35	$20.75	$14.30	$0.34

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board.  The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.

SELECTED FINANCIAL DATA.

Table 1:  Earnings Summary and Selected Financial Data (dollars in thousands, except per share data)

Consolidated summary of earnings:
Years ended December 31,	2009	2008	2007	2006	2005

Total interest income	$ 29,407	$ 29,907	$ 31,557	$ 29,513	$ 25,764
Total interest expense	12,456	15,500	17,422	15,741	11,655

Net interest income	16,951	14,407	14,135	13,772	14,109
Provision for loan losses	3,700	885	480	495	160

Net interest income after loan loss provision	13,251	13,522	13,655	13,277	13,949
Total noninterest income	5,576	3,184	3,700	3,294	3,469
Total noninterest expense	14,829	12,566	11,948	11,720	11,041

Net income before income taxes	3,998	4,140	5,407	4,851	6,377
Provision for income taxes	882	839	1,267	1,424	2,037

Net income	$ 3,116	$ 3,301	$ 4,140	$ 3,427	$ 4,340

Consolidated summary balance sheets:
As of December 31,	2009	2008	2007	2006	2005

Cash and cash equivalents	$ 26,337	$ 13,172	$ 21,127	$ 25,542	$ 26,604
Securities	106,185	102,930	97,214	80,009	81,501
Total loans receivable, net of allowance	437,633	424,635	387,130	369,749	372,411
Premises and equipment, net	10,283	10,929	11,082	11,469	12,632
Cash surrender value of life insurance	10,489	9,969	8,728	5,900	4,805
Other assets	15,927	8,851	8,904	9,171	8,205

Total assets	$606,854	$570,486	$534,185	$501,840	$506,158

Total deposits	$458,731	$427,801	$402,006	$391,415	$400,536
FHLB advances	58,159	65,000	57,000	60,000	54,000
Other borrowings	28,410	25,631	26,407	3,995	4,497
Senior subordinated notes	7,000	–	–	–	–
Junior subordinated debentures	7,732	7,732	7,732	7,732	7,732
Other liabilities	4,552	4,423	4,425	4,251	3,908
Stockholders’ equity	42,270	39,899	36,615	34,447	35,485

Total liabilities and stockholders’ equity	$606,854	$570,486	$534,185	$501,840	$506,158

Performance ratios:	2009	2008	2007	2006	2005

Basic earnings per share	$ 2.00	$ 2.13	$ 2.65	$ 2.08	$ 2.53
Diluted earnings per share	$ 2.00	$ 2.13	$ 2.64	$ 2.07	$ 2.52
Common dividends declared per share	$ 0.70	$ 0.68	$ 0.66	$ 0.64	$ 0.62
Dividend payout ratio	35.17%	31.93%	24.78%	29.79%	24.42%
Net book value per share at year-end	$ 27.11	$ 25.76	$ 23.70	$ 21.67	$ 20.81
Average common shares outstanding	1,559,285	1,548,898	1,565,212	1,645,603	1,714,648

Return on average stockholders’ equity	7.38%	8.63%	11.79%	9.84%	12.39%
Return on average assets	0.54%	0.61%	0.82%	0.68%	0.90%
Net interest margin (tax adjusted)	3.25%	2.98%	3.12%	3.05%	3.23%
Net loan charge-offs to average loans	0.37%	0.05%	0.03%	0.05%	0.04%
Noninterest income to average assets	0.96%	0.59%	0.73%	0.66%	0.72%
Noninterest income to tax adjusted
net interest margin	31.31%	20.87%	24.84%	22.87%	23.62%

Efficiency ratio (tax adjusted)	63.42%	68.16%	64.25%	66.22%	60.81%
Salaries and benefits expense to average assets	1.28%	1.26%	1.37%	1.41%	1.36%
Other expenses to average assets	1.27%	1.05%	0.99%	0.93%	0.91%
FTE employees at year-end	130	126	130	139	145
Non-performing loans to gross loans at year-end	2.99%	2.64%	0.97%	1.14%	0.74%
Allowance for loan losses to loans at year-end	1.71%	1.28%	1.24%	1.20%	1.11%
Average common equity to average assets	7.27%	7.03%	6.94%	6.93%	7.23%
Non-performing assets to common equity and
allowance for loan losses at year-end	34.23%	26.11%	10.73%	12.19%	7.94%

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition and results of our operations for each of the three years in the period ended December 31, 2009.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

•

Provide a narrative explanation of our financial statements that enables investors to see the company through the eyes of management.

•

Enhance the overall financial disclosure and provide the context within which our financial information should be analyzed.

•

Provide information about the quality of, and potential variability of, our earnings and cash flow, so that investors can ascertain the likelihood that past performance is indicative of future performance.

Management’s discussion and analysis, like other portions of this Annual Report on Form 10-K, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1A of this Annual Report on Form 10-K.  This discussion and analysis should be considered in light of that cautionary statement.

This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.  All figures are in thousands, except per share data and per employee data.

EXECUTIVE LEVEL OVERVIEW

Results of Operations

Earnings were $2.00 per share in 2009 (on net income of $3,116) compared to earnings of $2.13 per share in 2008 (on net income of $3,301).  However, both years experienced nonrecurring items related to sale of securities and disposal of premises and equipment.  Pro-forma net income before these special items was $2,859 in 2009 and $3,909 in 2008, a net income decline of 27%.  The decline was due to significantly higher provision for loan losses, loss on sale of foreclosed assets, and higher FDIC insurance expense.  Offsetting a portion of these increased expenses were increases in net interest income from higher net interest margin and record levels of mortgage banking income.  Each of these factors was influenced by the current national recession.  Provision for loan losses and loss on foreclosed assets are expected to decline somewhat from that seen during 2009 while net interest income and FDIC insurance expense are expected to increase during 2010.  Mortgage banking income could decline by nearly 50% during 2010 compared to 2009 as mortgage refinance activity slows.

Cost of funding declined much faster than loan yields during 2009 in part due to systematic insertion of loan interest rate floors upon renewal during the year.  Tax adjusted net interest income increased nearly 17% during 2009 with net interest margin increasing to 3.25% from 2.98% in 2008.  The coupon rate on approximately 24% of gross loans at December 31, 2009 is currently supported by an average interest rate floor that is 150 basis points greater than the normal adjustable rate.  A future increase in short-term funding rates could cause a mismatch between floating rate loan yields and short-term funding costs due to existing interest rate floors.  Such positions are modeled and reviewed as part of our asset-liability management strategy each quarter.  Current interest rate simulations based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 12 month period could reduce net interest income by 5.9% to 8.7% ($682 to $1,009 after tax impacts) per year during the first three years of the rate increase.  We seek to minimize this interest rate risk exposure in part by extending the average fixed rate period of wholesale funding, which is approximately 27% of total assets.

Nonperforming assets increased to $17,074 (2.81% of total assets) at December 31, 2009 from $11,859 (2.08% of total assets) at December 31, 2008 primarily from declining general and local economic conditions.  Provision for estimated loan losses increased to $3,700 in 2009 from $885 during 2008.  Loss on foreclosed assets was $1,130 in 2009 compared to $6 in 2008 with nearly all of the 2009 loss from the sale and write-down of one large credit relationship partially sold at auction late in 2009.  Foreclosed assets at December 31, 2009 included $2,050 of cost basis remaining from parcels of the large credit relationship not sold at auction.  Approximately 58% of total nonperforming assets are made up of seven individual nonperforming assets at December 31, 2009 greater than $500.  Total nonperforming assets as a percentage of common equity including the allowance for loan losses were 34.23% at December 31, 2009 compared to 26.11% at December 31, 2008.

Noninterest income excluding gain (loss) on sale of securities increased 21% during 2009 from a record year of mortgage banking income totaling $1,850 (up 78% over 2008) as customers refinanced their long-term fixed rate residential mortgages.  Residential loan principal sold to the secondary market during 2009 was approximately 2.3 times and 3.9 times the levels seen during 2008 and 2007, respectively.  This activity was promoted by historically low long-term mortgage rates which moved higher by the end of 2009.  We expect to see a sharp decline in mortgage profits during 2010 due to absence of much of this refinance activity.

Noninterest expenses increased $2,263, or 18% during 2009 from primarily two factors.  Loss on sale of foreclosed assets increased $1,124 and FDIC insurance expense increased $702.  These two factors were directly related to the ongoing economic recession and represented 81% of the increase in operating expenses during 2009.  The remaining increase came from various components of employee salaries and benefits including a larger employee base, inflationary base wage increases, increased incentive payouts and increased health insurance expense.

Liquidity

Total assets increased $36,368, or 6.4% to $606,854 at December 31, 2009.  The majority of the increase over last year included increased cash and cash equivalents and increased commercial real estate mortgage lending.  Local deposits increased $18,584, or 5.1% (primarily from increased Rewards Checking NOW balances and governmental deposits) while wholesale funding increased $8,284, or 5.3% during 2009 (primarily brokered deposits).  Another $7,000 in funding was received from issuance of 8% Senior Subordinated Notes to bolster our regulatory total capital position.  Asset growth during 2010 is expected to be equal to or less than that seen during 2009.

Alternative wholesale funding sources other than local deposits used at December 31, 2009 increased 5.3% to $163,764 compared to 2008.  However, unused but available sources increased to $210,850, or approximately 35% of total assets at December 31, 2009 compared to 21% of total assets at December 31, 2008.  The majority of the increase was due to our acceptance by the Federal Reserve of Chicago to participate in their Borrower in Custody program (“BIC”).  Participation in the BIC program allows us to pledge performing commercial related loans against advances taken from the Federal Reserve’s Discount Window up to our line maximum of $100 million.  Separately, the FHLB expanded the types of acceptable collateral for pledging against advances to include municipal securities.  Most of our wholesale funding sources require either pledging of assets, maintenance of well-capitalized regulatory status, or additional purchases of FHLB capital stock (or all of these items) to continue or expand participation in the funding program.  In particular, approximately $60 million of potential FHLB advances would require additional purchase of their capital stock, which does not pay a dividend and for which no trading market exists.

Capital Resources

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 12.49% up from 10.63% at December 31, 2008 due primarily to issuance of 8% Senior Subordinated Notes totaling $7,000 during 2009.  Such notes have a 10 year final maturity and qualify as secondary “Tier 2” regulatory capital for five years with declining capital eligibility in years six through ten.  Our average tangible common equity (excluding the unrealized gain on sale of securities available for sale) to average assets was 6.94% during both 2009 and 2008.

Approximately 24% of our total regulatory capital is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest.  Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed.  Due to relatively high cost of capital options, we do not expect to buyback significant treasury stock shares during 2010, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $238 million of residential 1 to 4 family mortgages sold to FHLB and FNMA.  We have provided a credit enhancement against FHLB loss on approximately 43% of the serviced principal, up to a maximum guarantee of $2.3 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $4.2 million on this loan pool of approximately $103 million.  No sold loans have received our credit enhancement guarantee of principal since October 2008 and we have no intentions of originating future loans with the guarantee.  Due to a wave of customer refinance activity during 2009, serviced mortgage loans increased $52 million, or 28%.  We do not expect to see such significant growth in serviced loans in future years.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $88 million at December 31, 2009.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Our primary long-term contractual obligations are related to repayment of funding sources such as FHLB advances, long-term other borrowings, and customer time deposits, which make up 94% of our total long-term contractual obligations.  For all contractual obligations outstanding at December 31, 2009, 43% will require repayment or refinancing during 2010 although over 90% of these 2010 obligations represent time deposits taken in the normal course of business.

RESULTS OF OPERATIONS

Earnings

Table 1 of Item 6 of this Annual Report on Form 10-K presents various financial performance ratios and measures for each of the five years in the period ended December 31, 2009.  A number of separate or nonrecurring factors impacted our earnings during the past several years.  Table 2 presents our net income for each of the five years in the period ended December 31, 2009, before certain tax-adjusted nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ended December 31,	2009	2008	2007	2006	2005

Net income before special items, net of tax	$ 2,859	$ 3,909	$ 3,932	$ 3,494	$ 4,335

Net gain (loss) on write-down and sale of securities	316	(600)	–	(303)	4
Net gain (loss) on sale of premises and equipment	(59)	(8)	8	236	1
Reduction to tax expense from favorable Tax Court decision	–	–	200	–	–

Net income	$ 3,116	$ 3,301	$ 4,140	$ 3,427	$ 4,340

Diluted earnings per share before special items	$ 1.83	$ 2.52	$ 2.50	$ 2.11	$ 2.51

Diluted earnings per share as reported	$ 2.00	$ 2.13	$ 2.64	$ 2.07	$ 2.52

2009 compared to 2008

Earnings were $2.00 per share during 2009 on net income of $3,116 which declined 6% from 2008 earnings of $2.13 per share on net income of 3,301.  However, earnings per share before special or nonrecurring items were $1.83 in 2009 on pro-forma net income of $2,859 compared to $2.52 in 2008 on pro-forma net income of $3,909, a decline of $1,050, or 27%.  The net decline in 2009 was due primarily to significantly greater credit related costs including combined provision for loan losses and loss on foreclosed assets expense of $4,830 during 2009 compared to $891 in 2008, an increase of over 500%.  These increased credit costs reduced 2009 net income by approximately $2,387 after income tax benefits compared to 2008.  The ongoing national economic recession that began during 2008 has reduced borrower ability to repay loans due to us, increasing current net charge offs during 2009 as well as our estimate of future charge offs from existing economic factors.  The majority of the loss on foreclosed assets was a $1,004 loss on a large land development foreclosure taken to auction during 2009.

In addition to credit losses, FDIC insurance expense premiums increased from $284 in 2008 to $986 in 2009 as Deposit Insurance Fund (“DIF”) reserves declined from payouts to certain depositors of failed banks in the United States.  FDIC insured banks as an industry were required to pay increased quarterly premiums as well as a special assessment to recapitalize the DIF.   Increased 2009 FDIC insurance expense lowered net income by approximately $425 after tax benefits compared to 2008.

Offsetting these increased expenses, tax adjusted net interest income and mortgage banking income increased $3,365 during 2009 compared to 2008 due to falling market interest rates caused by the current economic recession.  The low interest rate environment prompted customers to refinance residential mortgages with us which we subsequently sold on the secondary market.  We also increased net interest income as very low short-term interest rates were used to fund moderately longer dated and higher yielding loans and securities including adjustable rate loans with interest rate floors.  These factors increased 2009 net income by approximately $2,039 after tax expense.

During 2010, we expect provisions for estimated loan losses and loss on foreclosed assets to remain elevated, but not to exceed the amounts seen during 2009.  However, FDIC insurance premiums are expected to continue to rise, but at a slower pace than seen during 2009.  Net interest margin is expected to remain similar to that seen during 2009 that when combined with asset growth will increase 2010 net interest income.  Finally, 2010 mortgage banking income is expected to decline up to 50% ($925) compared to the amounts seen during 2009 as long-term mortgage rates rise over historically low levels seen during 2009 with the majority of borrowers already having refinanced their long-term fixed rate residential mortgage.

2008 compared to 2007

Earnings per share declined from $2.64 per diluted share during 2007 to $2.13 per share during 2008.  However, two significant non-recurring items impact the comparison of earnings between 2008 and 2007.  During 2008, earnings per share were reduced $.39 per share ($600) from recognition of other than temporary impairment to the historical cost basis of our investment in FNMA preferred stock.  During 2007, earnings increased $.13 per share ($200) from a favorable decision in Tax Court.  If these non-recurring items were excluded as shown in Table 2, diluted earnings per share would have been $2.52 in 2008 compared to $2.50 during 2007.  Although earning assets grew by 7.4% during 2008 compared to 2007, net interest income increased only slightly during 2008 due to a decline in net interest margin.  In addition, the provision for loan losses increased to $885 during 2008 compared to $480 during 2007.  The combination of lower net interest margin and increased loan loss provision costs caused 2008 income to remain similar to 2007 despite growth in earning assets.

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

Balance Sheet Changes and Analysis

Summary balance sheets at December 31 for each of the five years in the period ended December 31, 2009 are presented in Table 1 of Item 6 to this Annual Report on Form 10-K.  Total assets increased $36,368, or 6.4% during the year ended December 31, 2009, after increasing $36,301 (6.8%) during the year ended December 31, 2008 and increasing $32,345 (6.4%) during the year ended December 31, 2007.  Presented in Table 3 below is a summary balance sheet for the five years ended December 31, 2009 as a percentage of total assets.

Table 3:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2009	2008	2007	2006	2005

Cash and cash equivalents	4.3%	2.3%	4.0%	5.1%	5.3%
Securities	17.5%	18.0%	18.2%	15.9%	16.1%
Total loans receivable, net of allowance	72.1%	74.4%	72.5%	73.7%	73.6%
Premises and equipment, net	1.7%	1.9%	2.1%	2.3%	2.5%
Bank owned life insurance	1.7%	1.7%	1.6%	1.2%	0.9%
Other assets	2.7%	1.7%	1.6%	1.8%	1.6%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	75.5%	75.0%	75.3%	78.0%	79.1%
FHLB advances	9.6%	11.4%	10.7%	12.0%	10.7%
Other borrowings	4.6%	4.5%	4.9%	0.8%	0.9%
Senior subordinated notes	1.2%	0.0%	0.0%	0.0%	0.0%
Junior subordinated debentures	1.3%	1.4%	1.4%	1.5%	1.5%
Other liabilities	0.8%	0.7%	0.8%	0.8%	0.8%
Stockholders’ equity	7.0%	7.0%	6.9%	6.9%	7.0%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

2009 compared to 2008

Total assets were $606,854 at December 31, 2009 compared to $570,486 at December 31, 2008, an increase of $36,368.  The majority of the increase came from increased cash and cash equivalents of $13,165 (up nearly 100%) and increased commercial real estate mortgage loans of $13,255 (up 6.9%).  All other gross loans increased $1,588 (less than a 1% change) and investment securities increased $3,255 (up 3.2%).  Foreclosed properties also increased $3,255, primarily from addition of a large land development loan taken to auction for sale during 2009 in which some properties were not sold due to the auction reserve not being met.  These properties represented $2,050 of total foreclosed properties held at December 31, 2009.

The increase in cash at December 31, 2009 was due to receipt of large governmental entity deposits related to year-end tax collections and certain balance sheet strategies to extend the average fixed rate term of wholesale funding at the same time these government funds increased.  These funds are expected to run off during the March 2010 quarter as governments submit funds to the State of Wisconsin, and maturing wholesale funding is repaid from this position of excess funds.

Other assets of $5,612 as reflected on the December 31, 2009 Consolidated Balance Sheets increased $3,757 over the prior year due to prepayment of estimated FDIC insurance premiums through 2012 as required by the DIF.  This prepayment represented $2,535 of the other asset increase during 2009.

Core deposits provided much of the funding for 2009 asset growth and increased $29,916 (up 10.0%).  This increase was partially offset by a decline in local jumbo certificates of deposit greater than $100 of $11,332 (down 18.0%).  Taken together, local deposits increased $18,584, or 5.1% during 2009.  The decline in local large certificates was driven by very low wholesale brokered certificate interest rates with such certificates and other wholesale deposits increasing $12,346 (up 19.0%).  A new capital issue of 8% Senior Subordinated Notes raised $7,000 of funding while maturing FHLB advances were paid down by $6,841 (down 10.5%).  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings grew $8,284, or 5.3%, to $163,764 during 2009 compared to $155,480 at December 31, 2008.  Wholesale funding to total assets was 27.0% and 27.3% at December 31, 2009, and 2008, respectively.

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

Table 4 presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2009.  In general, net interest income earned on loans and savings and demand deposits is greater than that earned on securities and time deposits.  Therefore, a balance sheet that contains a growing allocation of loans funded by a growing allocation of savings and demand deposits would normally provide greater net interest income than a growing allocation of securities funded by a growing allocation of time deposits.

Table 4:  Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ending December 31,	2009	2008	2007

Loans	79.5%	79.1%	80.6%
Taxable securities	12.1%	12.6%	10.9%
Tax-exempt securities	6.8%	6.9%	6.8%
FHLB stock	0.6%	0.6%	0.6%
Other	1.0%	0.8%	1.1%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	22.0%	19.8%	19.7%
Money market deposits	15.7%	15.8%	17.1%
Time deposits	41.7%	43.3%	45.0%
FHLB advances	12.7%	13.8%	13.2%
Other borrowings	5.4%	5.6%	3.1%
Senior subordinated notes	0.9%	0.0%	0.0%
Junior subordinated debentures	1.6%	1.7%	1.9%

Total interest bearing liabilities	100.0%	100.0%	100.0%

The Tables 5, 6, and 7 present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years in the period ended December 31, 2009.

Table 5:  Average Balances and Interest Rates

		2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$435,264	$25,052	5.76%	$405,428	$25,233	6.22%	$384,265	$27,387	7.13%
Taxable securities	66,211	3,117	4.71%	64,309	3,341	5.20%	52,149	2,665	5.11%
Tax-exempt securities(2)	36,995	2,083	5.63%	35,509	2,070	5.83%	32,223	1,933	6.00%
FHLB stock	3,250	–	0.00%	3,182	–	0.00%	3,017	50	1.66%
Other	5,754	12	0.21%	3,925	109	2.78%	5,314	283	5.33%

Total(2)	547,474	30,264	5.53%	512,353	30,753	6.00%	476,968	32,318	6.78%

Non-interest-earning assets:
Cash and due from banks	11,239			10,344			9,987
Premises and equipment, net	10,486			11,105			11,312
Cash surrender value life ins.	10,204			9,368			7,020
Other assets	7,668			5,913			5,691
Allowance for loan losses	(6,325)			(5,088)			(4,706)

Total	$580,746			$543,995			$506,272

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$105,325	$ 1,406	1.33%	$ 89,191	$ 1,856	2.08%	$ 82,333	$ 2,475	3.01%
Money market deposits	75,039	987	1.32%	71,382	1,576	2.21%	71,588	2,443	3.41%
Time deposits	199,864	6,308	3.16%	194,958	8,170	4.19%	187,807	8,987	4.79%
FHLB borrowings	60,852	2,227	3.66%	62,396	2,541	4.07%	55,337	2,490	4.50%
Other borrowings	26,131	733	2.81%	25,023	903	3.61%	12,911	573	4.44%
Senior subordinated notes	4,213	341	8.09%	–	–	0.00%	–	–	0.00%
Junior subordinated debentures	7,732	454	5.87%	7,732	454	5.87%	7,732	454	5.87%

Total	479,156	12,456	2.60%	450,682	15,500	3.44%	417,708	17,422	4.17%

Non-interest-bearing liabilities:
Demand deposits	54,738			50,633			49,162
Other liabilities	4,652			4,440			4,287
Stockholders’ equity	42,200			38,240			35,115

Total	$580,746			$543,995			$506,272

Net interest income		$17,808			$15,253			$14,896
Rate spread			2.93%			2.56%			2.61%
Net yield on interest-earning assets			3.25%			2.98%			3.12%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows:  2009 - $678, 2008 - $394, 2007 - $377.

Table 6:  Interest Income and Expense Volume and Rate Analysis

	2009 compared to 2008			2008 compared to 2007
	increase (decrease) due to(1)			increase (decrease) due to(1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$1,719	$(1,900)	$(181)	$1,316	$(3,470)	$(2,154)
Taxable securities	90	(314)	(224)	632	44	676
Tax-exempt securities(2)	84	(71)	13	192	(55)	137
FHLB stock	–	–	–	–	(50)	(50)
Other interest income	4	(101)	(97)	(39)	(135)	(174)

Total	1,897	(2,386)	(489)	2,101	(3,666)	(1,565)

Interest paid on:
Savings and demand deposits	215	(665)	(450)	143	(762)	(619)
Money market deposits	48	(637)	(589)	(5)	(862)	(867)
Time deposits	155	(2,017)	(1,862)	300	(1,117)	(817)
FHLB borrowings	(57)	(257)	(314)	287	(236)	51
Other borrowings	31	(201)	(170)	437	(107)	330
Senior subordinated notes	341	–	341	–	–	–
Junior subordinated debentures	–	–	–	–	–	–

Total	733	(3,777)	(3,044)	1,162	(3,084)	(1,922)

Net interest earnings	$1,164	$ 1,391	$2,555	$ 939	$ (582)	$ 357

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 7:  Yield on Earning Assets

Year ended December 31,	2009		2008		2007
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	5.53%	-0.47%	6.00%	-0.78%	6.78%	0.39%
Effective rate on all liabilities as
a percent of earning assets	2.28%	-0.74%	3.02%	-0.64%	3.66%	0.32%

Net yield on earning assets	3.25%	0.27%	2.98%	-0.14%	3.12%	0.07%

2009 compared to 2008

During 2009, falling short-term interest rates caused by a national recession and government actions to support the economy, including actions by the Federal Reserve, reduced funding costs while loan yields declined more slowly as credit spreads increased for borrower risk across the banking industry.  During 2009, loan yields declined .46% to 5.76% while the cost of deposits (including noninterest bearing deposits) declined .86% to 2.00%.  This .40% improvement in loan yields compared to deposit costs drove net interest margin to increase from 2.98% to 3.25% during 2009, an increase of .27%.  Tempering the increase in loan to deposit spreads was a decline in yields on securities and other earnings assets of .52% to 4.64% while non-deposit liability funding (including Senior Subordinated Note and junior subordinated debenture funding) declined just .30% to 3.80%.  Average nonaccrual loans totaled $12,190 during 2009 compared to $6,810 during 2008.  Based on the average loan yield during 2009, the increase in nonaccrual loans lowered net interest margin by approximately 6 basis points during 2009 compared to 2008.

Average earning assets grew $35,121, or 6.9% during 2009, driven by an increase in average loans of $29,836, or 7.4%.  Average interest bearing liabilities increased $28,474, or 6.3% with the remaining source of average funding coming from a 8.1% increase in noninterest bearing deposits ($4,105) and increased stockholders’ equity of $3,960.  The primary source of increased average local funding was in our Rewards Checking product, which increased $14,815, or 88.2% during 2009.

Tax adjusted net interest income increased $2,555, or 16.8% to $17,808 during 2009 compared to $15,253 in 2008.  An increase in average earning assets (changes in volume) contributed $1,164 of the increase in net interest income while changes in rate from an increase in net interest margin contributed $1,391 of the increase.

As short term interest rates reached historically low levels during 2009, yields on adjustable rate loans tied to the prime and 30 day LIBOR rates had the potential to reprice to rates significantly less than 4.00%.  To avoid the negative impacts to net interest margin and to appropriately price for credit risk in the current market, we began to systematically insert interest rate floors on commercial related adjustable rate loans and residential mortgage home equity lines of credit upon renewal.  At December 31, 2009, approximately 85% of our $129 million in adjustable rate loans carried a contractual interest rate floor and of those loans with floors, approximately 97% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  The weighted average amount in which actual loan yields were supported by the “in the money” loan rate floor was approximately 150 basis points on $106 million of adjustable rate loans at December 31, 2009.  The annualized increase to net interest income and net interest margin would be approximately $1,588 and .28%, respectively based on these existing loan floors and total earning assets at December 31, 2009 if interest rates were assumed to remain the same.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until such loan’s adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on the impact to net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Net interest income during 2009 benefited from incremental investment income from a leveraged security purchase completed late in 2007.  In the transaction, we purchased approximately $15,000 in mortgage backed securities funded by $13,500 of a mix of floating rate and fixed rate structured repurchase agreement funding.  The initial spread on the transaction was 1.39% at closing.  Since the purchase, an increase in credit spreads on mortgage related products combined with falling short-term rates worked together to increase the transaction spread to an average of 2.97% during 2009 compared to an average spread of 2.24% during 2008.  This transaction added approximately $99 in additional net interest income during 2009 compared to 2008 and approximately $401 of total gross leveraged investment net interest income during 2009.  Details on the structure of the related purchase agreements can be found in Item 8, Note 9 of the Notes to Consolidated Financial Statements.  The funding source for this leverage security transaction reset from a short-term floating rate to a long-term fixed rate late in 2009, reducing the current transaction spread to approximately 1.00%.  The decline in transaction spread will reduce 2010 net interest income from this arrangement by approximately $266 compared to 2009.

During 2010, we expect net interest margin to remain similar to that seen during 2009 despite the prospect of rising short-term interest rates (lowering the current benefit to net interest income from loan rate floors) and the decline in leverage investment transaction income.  This assessment is based in part on expectations that short-term rates will not begin to increase significantly until late in 2010.  In addition, current loan yields continue to approximate the level seen during 2009 while local certificate of deposit funding costs continue to decline.  Yield on taxable securities is expected to trend lower as seen during 2009, which impacts approximately 12% of total average earning assets.  The most likely scenario in a 2010 rising rate environment is for quarterly net interest margin to decline as the year progresses.

2008 compared to 2007

Average earnings assets grew 7.4% ($35,385), but tax adjusted net interest income increased only 2.4% ($357) during 2008 compared to 2007.  Due to a decline in net interest margin from 3.12% in 2007 to 2.98% in 2008, the increase of $939 to net interest income from earning asset growth was offset $582 from the impact of a lower margin.  The yield on average loans fell 91 basis points from 7.13% to 6.22% from the impact of falling interest rates during 2008, particularly short-term rates such as the prime rate.  During 2008, the prime rate fell from 7.25% to 3.25%, which lowered the loan yield on the adjustable rate loan portfolio.  During 2008, approximately 34% of the loan portfolio were adjustable rate loans.  Deposit rates also declined during 2008, by 81 basis points, from 4.07% to 3.26%.  Because loans make up a substantial majority of earning assets, and deposits make up a substantial majority interest bearing liabilities, a decline in loan yields greater than in deposit costs led to a decline in the net yield on interest-earning assets.  Loan yields in 2008 were also depressed by an increase in nonaccrual loans compared to 2007.  During 2008, average nonaccrual loans totaled $6,810 compared to $3,469 during 2007.  Based on the average loan yield during 2008, the increase in nonaccrual loans lowered net interest margin by 4 basis points during 2008 compared to 2007.

Net interest income during 2008 benefited from incremental investment income from a leveraged security purchase completed late in 2007.  In the transaction, we purchased approximately $15,000 in mortgage backed securities funded by $13,500 of a mix of floating rate and fixed rate structured repurchase agreement funding.  The initial spread on the transaction was 1.39% at closing.  However, during 2008, an increase in credit spreads on mortgage related products combined with falling short-term rates worked together to increase the transaction spread to an average of 2.24% during 2008.  This transaction added approximately $270 in additional net interest income during 2008 compared to 2007.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities.  Market risk is the risk of loss from adverse changes in market prices and rates.  We actively monitor and manage our interest-rate risk exposure.  The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified.  Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 20 of the Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on our asset-liability structure reflected on the Consolidated Balance Sheets to control interest-rate risk.  In general, longer-term earning assets are funded by shorter-term funding sources allowing us to earn net interest income on both the credit risk taken on assets and the yield curve of market interest rates.  However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  We do not engage in significant trading activities to enhance earnings or for hedging purposes.

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  Table 8 represents our earnings sensitivity to changes in interest rates at December 31, 2009.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

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

4.

Measurements taking into account the impact of rising or falling interest rates are based on a parallel yield curve change that is fully implemented within a 12-month time horizon.

Table 8 reflects a liability sensitive (“negative”) gap position during the next year, with a cumulative one-year gap ratio as of December 31, 2009 of 87.6% compared to a negative gap of 93.4% at December 31, 2008.  In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in changes to net interest income from changing interest rates different than expected from review of the gap table.

Table 8:  Interest Rate Sensitivity Analysis

	December 31, 2009
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Beyond. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$162,022	$ 36,860	$ 46,501	$ 72,999	$100,138	$ 26,724	$445,244
Securities	5,519	7,068	10,903	12,352	27,135	43,208	106,185
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,489	10,489
Other earning assets	11,327						11,327

Total	$178,868	$ 43,928	$ 57,404	$ 85,351	$127,273	$ 83,671	$576,495
Cumulative rate sensitive assets	$178,868	$222,796	$280,200	$365,551	$492,824	$576,495

Interest-bearing liabilities
Interest-bearing deposits	$217,343	$ 34,722	$ 44,549	$ 24,845	$ 44,054	1,000	$398,728
FHLB advances	725			7,310	49,124	5,500	58,159
Other borrowings	14,910				8,000	7,000	28,410
Senior subordinated notes							7,000
Junior subordinated debentures			7,732				7,732

Total	$232,978	$ 34,722	$ 52,281	$ 32,155	$101,178	$ 46,715	$500,029
Cumulative interest sensitive
Liabilities	$232,978	$267,700	$319,981	$352,136	$453,314	$500,029

Interest sensitivity gap for
the individual period	$(54,110)	$ 9,206	$ 5,123	$ 53,196	$ 26,095	$ 36,956
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	76.8%	126.5%	109.8%	265.4%	125.8%	179.1%

Cumulative interest sensitivity gap	$(54,110)	$(44,904)	$(39,781)	$ 13,415	$ 39,510	$ 76,466
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	76.8%	83.2%	87.6%	103.8%	108.7%	115.3%

We use financial modeling policies and techniques to measure interest rate risk.  These policies are intended to limit exposure of earnings at risk.  A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs (Refer to the section labeled “LIQUIDITY” contained in this Annual Report on Form 10-K).  We also use various policy measures to assess interest rate risk as described below.

Interest Rate Risk Limits

We balance the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities.  To measure the impact on net interest income from interest rate changes, we model interest rate simulations on a quarterly basis.  Our policy is that projected net interest income over the next

12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points.  Table 9 presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 9: Net Interest Margin Rate Simulation Impacts

As of December 31:	2009	2008	2007*

Cumulative 1 year gap ratio
Base	88%	93%	92%
Up 200	84%	87%	88%
Down 200	92%	97%	100%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.3%	-2.6%	-0.8%
Down 200 during the year	-1.1%	-0.4%	-0.8%

Change in Net Interest Income – Year 2
No rate change (base case)	0.1%	2.4%	0.4%
Following up 200 in year 1	-2.0%	-2.1%	-2.2%
Following down 200 in year 1	-5.9%	0.1%	-3.8%

*Simulations after 2007 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 81.6% at December 31, 2009 compared to 75.6% and 69.3% at December 31, 2008 and 2007, respectively.

The increase in the core funding utilization ratio at December 31, 2009 compared to 2008 in the up 200 basis point scenario is due to extension in principal payments on residential mortgage loans held in the loan portfolio as well as residential mortgage related securities held in the investment securities portfolio.  In the up 200 basis point scenario, securities and loan principal to reprice in 5 years or longer increases approximately $16,635, or 25%.  Over 80% of this change is due to changes related to residential mortgage loans or related securities.  Although above the internal target of 80%, this level is considered  manageable and continues to be monitored by management on a quarterly basis.  During the past five quarters ended December 2009, this measurement has ranged from 72.9% to 81.6%.

The increase in the utilization ratio at December 31, 2008, was a result of a leveraged security purchase transaction completed in November 2007 that added $15,000 in 30 year fixed rate conforming mortgage pools funded by $13,500 in structured repurchase agreements.  In the up 200 basis point scenario, the mortgage pools were projected to extend principal payments, while the repurchase agreements were projected to be put back to us by the counterparty for refinancing at higher costs.  However, in the base case simulation, the repurchase agreements were considered to mature in excess of 60 months based on their stated maturities.  Changes in projected maturities of the securities and the related repurchase agreements increased the core funding utilization ratio from 61.4% in the base case interest rate scenario to 75.6% in the up 200 basis point scenario.

At December 31, 2009, internal interest rate simulations that maintained the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even with more extreme interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during 2010, net interest income would decline during the first three years of the simulation in amounts ranging from 5.9% to 8.7% of the base simulation’s net interest income.  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

During the next two years, we expect interest rates to rise to levels significantly greater than today and to exhibit a flattening interest yield curve.  To minimize such interest rate risk, we are extending the average fixed term of our wholesale funding portfolio of brokered certificates and FHLB advances.  Extending such funding may decrease net interest income in the current environment (since funding with short-term interest rate costs would be less expensive), but does provide protection against rising interest rates in future years.  We anticipate the average fixed term of the wholesale funding portfolio to reach approximately 36 months during 2010, up from approximately 22 months during 2009.  Wholesale funding was 27.0% of total assets at December 31, 2009.

During 2010, our junior subordinated debentures issued during 2005 at a fixed interest rate will reset to a floating rate that changes quarterly with a spread over the 90 day LIBOR rate.  We expect to enter into an interest rate swap to fix the debenture’s interest rate for another period of three to five years.  We expect the new fixed rate to be similar to the fixed 5.82% coupon currently paid.

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income.  During the three years ended December 31, 2009, all securities were classified as available for sale and reported at fair value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.  Table 10 presents the fair value of securities held by us at December 31, 2009, 2008, and 2007.

Table 10:  Investment Securities Distribution

	As of December 31
	2009		2008		2007
	Fair	% of	Fair	% of	Fair	% of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations
of U.S. government agencies	$10,227	9.63%	$ 12,507	12.15%	$22,826	23.48%

Obligations of states and political subdivisions	47,178	44.44%	37,264	36.20%	33,535	34.50%

U.S. agency residential mortgage backed securities	23,868	22.48%	37,117	36.06%	30,258	31.13%

U.S. agency residential
collateralized mortgage obligations	22,346	21.04%	13,744	13.35%	7,665	7.88%

Privately issued residential
collateralized mortgage obligations	936	0.88%	596	0.58%	732	0.75%

Non-rated trust preferred securities	1,562	1.47%	1,623	1.58%	2,150	2.21%

Other equity securities	68	0.06%	79	0.08%	48	0.05%

Total	$106,185	100.00%	$102,930	100.00%	$97,214	100.00%

At December 31, 2009 and 2008, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate carrying value (fair value) of $51,189, and $43,216, at December 31, 2009 and 2008, respectively, were pledged primarily to secure public deposits, other borrowings, and for other purposes required by law, representing approximately 49% and 43% of securities eligible for pledging at December 31, 2009 and 2008, respectively.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to Peoples State Bank.  This stock has a purchase cost and par value of $100 per share.  We held $3,250 of FHLB Chicago stock at December 31, 2009 and 2008.  We increased the stock investment during 2008 from $3,017 due to FHLB’s requirement for us to maintain a minimum of 5% of advances from the FHLB in the form of capital stock.  The current capital stock level supports FHLB total advances of $65,000.  The stock is recorded at cost which approximates market value.  Transfer of the stock is substantially restricted.  The FHLB may pay dividends in both cash and additional shares of stock.  No dividends were paid during 2009 or 2008.  The FHLB of Chicago currently operates under a capital management plan required by their regulatory oversight body, the Federal Housing Finance Agency.  The capital plan prevents the FHLB from repurchasing capital shares from members or from paying dividends unless certain earning and capital minimums are met.  We cannot predict when we may receive future dividends on FHLB capital stock.  Due to a heightened level of regulatory oversight, FHLB 2009 annual operating losses, and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with no other than temporary impairment write-down deemed necessary at December 31, 2009.

Table 11 categorizes securities by scheduled maturity date as of December 31, 2009 and does not take into account the existence of optional calls held by the security issuer.  Therefore, actual funds flow from maturing securities may be different than presented below.  Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security.  Yields by security type and maturity are based on amortized security cost.

Table 11:  Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2009	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities and obligations
of U.S. government agencies	$ 5,115	4.95%	$ 4,612	3.33%	$ 500	3.00%

Obligations of states and
political subdivisions(1)	2,099	6.62%	12,880	5.47%	22,708	5.50%	$ 9,491	5.62%

U.S. agency residential mortgage
backed securities	92	4.37%	21,157	5.18%	2,619	4.93%

U.S. agency residential
collateralized mortgage obligations	2,507	3.77%	17,298	3.56%	2,541	4.17%

Privately issued residential
collateralized mortgage obligations	296	5.10%	640	4.89%

Non-rated trust preferred securities							1,562	6.77%

Other equity securities	68	12.83%

Totals	$10,177	5.06%	$56,587	4.58%	$28,368	5.28%	$11,053	5.79%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

2009 compared to 2008

During 2009, investments in obligations of states and political subdivisions increased $9,914, or 27% while agency mortgage related securities declined $4,647, or 9% from scheduled and prepayments of loan pool principal and agency senior debentures decreased $2,280, or 18%.  We increased our investment allocation to municipal securities due to significantly higher yields and expectations of continued taxable income to maximize the benefit of tax-exempt securities.  During 2009, we also began to purchase Qualified School Construction Bonds and held $3,872 of such bonds at December 31, 2009.  These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset our federal taxable income.  At December 31, 2009, this portfolio carried a tax adjusted yield of 6.08% and an average stated maturity of approximately 8 years and were considered a general obligation of the issuing local government authority.  Virtually all of  our municipal investment holdings are considered general obligations of the local taxing authority.  Approximately 82% of all municipal obligations in the portfolio were from issuers in Wisconsin.

The privately issued residential mortgage obligations held of $936 as shown in Table 10 are rated AAA and represent 15 year fully amortizing mortgage loan pools originated prior to 2004, which are considered to carry very low risk of loss.  These whole loan pools include loans which could be classified as conforming loans with FNMA or FHLMC except that loan principal was greater than the jumbo loan limit of these agencies at the time the loans were originated.  Principal repayment of these securities is not guaranteed against loss by any government agency but is wholly dependent on borrower repayments and strength of the home values in the collateral pool.

The non-rated trust preferred securities were issued by three banks headquartered in Wisconsin with management teams known to us.  We regularly review the financial performance of these banks and all generated positive net income during 2009 and 2008.  The banks operate with strong franchises and carry other factors such as majority family ownership which supports our senior capital position in these securities.

The fair value of the investment portfolio as a percentage of book value improved during 2009 as falling market reinvestment rates improved the value of fixed rate securities already held in our portfolio.  At December 31, 2009, fair value was 102.8% of amortized cost compared to 102.3% of amortized cost at December 31, 2008.  The net unrealized gain on securities available for sale, recorded as a separate component of stockholders’ equity, was $1,776, net of deferred taxes of $1,154 at December 31, 2009 compared to an unrealized gains of $1,450, net of deferred taxes of $829 at December 31, 2008.  Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations.  We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to our interest rate risk and return profile.  Periods of rising interest rates would likely decrease the unrealized fair value of fixed rate securities in our portfolio.

Because we anticipate short-term interest rates to be higher in the near term, during 2010 we expect to reinvest maturing securities cash flow into securities with average lives generally between 3 to 4 years instead of continuing our 2009 practice of investing in municipal tax exempt obligations with fixed terms generally from 10 to 11 years.  These actions are designed to reduce our interest rate and market risks inherent in the Consolidated Balance Sheets.  In addition, ownership of agency securities are considered to be a higher quality collateral asset for pledging purposes than municipal securities, which increases contingency liquidity sources.

2008 compared to 2007

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

Each of the issuer’s subsidiary banks generated net income during the year ended December 31, 2008 and were not considered to represent an above average credit risk.

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

Loans Receivable

Total loans as presented in Table 12 include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.

Table 12:  Loan Composition

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal,
and agricultural	$132,542	29.53%	$131,539	30.10%	$109,639	27.06%	$100,980	26.31%	$ 86,070	22.18%

Commercial real
estate mortgage	198,371	44.19%	176,411	40.36%	153,266	37.82%	146,778	38.24%	149,538	38.53%

Real estate
Construction
(commercial and
residential)	15,322	3.41%	25,545	5.85%	36,422	8.99%	29,813	7.77%	46,259	11.92%

Residential real
estate mortgage	74,503	16.60%	77,768	17.80%	84,180	20.78%	87,991	22.92%	87,205	22.47%

Residential real
estate mortgage
held for sale	–	0.00%	245	0.06%	365	0.09%	1,001	0.26%	–	0.00%

Residential real
estate home equity	23,769	5.30%	20,923	4.79%	16,988	4.19%	12,603	3.28%	13,058	3.37%

Consumer and
individual	4,355	0.97%	4,559	1.04%	4,325	1.07%	4,676	1.22%	5,919	1.53%

Totals	$448,862	100.00%	$436,990	100.00%	$405,185	100.00%	$383,842	100.00%	$388,049	100.00%

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space.  Approximately 72% of fully disbursed commercial real estate loans are considered to be owner occupied.  We have little lending activity for agricultural purposes.  Our management is involved in the communities we serve and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development.  Based on this knowledge, we offer flexible terms and efficient approvals which have allowed us to grow and manage this type of lending.

As part of the asset/liability and interest rate sensitivity management strategy, we generally do not retain long-term 15 to 30 year fixed rate mortgages in our own portfolio.  Therefore, it is our practice to sell the majority of long-term fixed rate mortgage loan originations to secondary market agencies in exchange for a fee.  From time to time, we retain second mortgage loans, on certain high value homes requiring total financing above the conforming secondary market limit, after selling the first mortgage into the secondary market.  In addition, some local borrowers require mortgage financing that does not fit one of the secondary market programs or the borrower prefers us to hold the loan in our own portfolio.  First and second mortgage loans on the balance sheet generally carry fixed rate balloon payment terms of five years or less.

Consumer and individual loans include short-term personal loans, automobile and recreational vehicle installment loans, and credit card loans.  We experience extensive competition from local credit unions offering low rates on installment loans and therefore direct resources toward more profitable lending categories such as residential fixed rate mortgages and commercial real estate lending.  However, due to income tax advantages, many customers borrow on a tax deductible home equity line of credit for many purposes formerly funded by a consumer installment loan.  Therefore, we consider consumer purpose lending to be represented by the combination of consumer and individual lending and residential mortgage home equity.

2009 compared to 2008

Total loans receivable presented in Table 12 increased $11,872, or 2.7%, to $448,862 during 2009 after increasing 7.8% to $436,990 during 2008.  When combined with real estate construction loans, commercial real estate mortgage loans increased $11,737 at December 31, 2009 compared to December 31, 2008, representing the entire loan increase during the year.  An increase in home equity lines of credit of $2,846 was offset by a decline in residential real estate mortgages of $3,265.  A significant amount of loans totaling $7,593 were transferred to foreclosed properties during 2009 which decreased year over year loan receivable net growth.

Real estate construction loans represented just 3.4% of gross loans at December 31, 2009 compared to 5.8% at December 31, 2008, the lowest such percentage of the five years shown in Table 12.  Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.  We retain permanent financing on these projects following completion of construction in a majority of cases.  Construction loans also include residential new construction single family homes originated in the normal course of business which are typically sold in the secondary market upon completion of construction.  All construction and land development loans, including 1-4 family residential construction loans were approximately 8.8% of total disbursed loans receivable at December 31, 2009 compared to 11.6% at December 31, 2008.

Local commercial customer demand for increased credit for expansion decreased significantly during the second half of 2009.  We expect relatively low levels of organic loan growth during 2010 similar to the increase seen during all of 2009.  Based on availability of local funding during 2010, we may seek out participation purchased loans originated by other banks on properties in Wisconsin with an emphasis on credit quality as the primary purchase criteria if local loan growth is not available to meet budget asset growth.  Total participation loans purchased and held in our loan portfolio totaled $16,004, or 3.6% of gross loans presented in Table 12 at December 31, 2009.

2008 compared to 2007

Total loans receivable as presented in Table 12 increased 7.8% to $436,990 during 2008 after increasing 5.6% to $405,185 during 2007.   During 2008, as in prior years, loan growth was predominantly in the commercial and industrial and commercial real estate mortgage categories.  Residential mortgage loans declined during 2008 as long-term interest rates fell and customers refinanced into the secondary market through a variety of programs.

During 2008, real estate construction loans declined to $25,545, the lowest level during the five years ended December 31, 2008.  Real estate construction loans decreased $10,877, or 29.9% during 2008.  Real estate construction loans represented 5.8% of total gross loans at December 31, 2008.  At December 31, 2008, $19,988 of total construction loans were commercial related, and $5,557 were for single family residential construction projects.

Total home equity and installment loans increased $4,168, or 19.6% during 2008 compared to an increase of $4,034, or 23.3% during 2007 with the increase in both years coming from the home equity loans category.

Table 13 categorizes loan principal by scheduled maturity at December 31, 2009, and does not take into account any prepayment options held by the borrower.  The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions.  At December 31, 2009, no concentrations existed in our portfolio in excess of 10% of total loans except for a geographical concentration of borrowers and collateral located in Marathon County, Wisconsin in which we have the majority of our branches and operations representing approximately 65% to 70% of the loan portfolio.

Table 13:  Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2009:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$ 67,114	$ 54,837	$ 10,591
Commercial real estate mortgage	62,708	124,388	11,275
Real estate construction	15,322
Residential real estate mortgage	20,876	28,440	25,187
Residential real estate home equity	8,884	14,885	–
Consumer and individual	1,330	2,651	374

Totals	$176,234	$225,201	$ 47,427

Fixed rate		$210,316	$ 47,427
Variable rate(1)		14,885
			–
Totals		$225,201	$ 47,427

(1) Variable rate, open ended loans that are at their interest rate floor at December 31, 2009 are shown in Table 13 as variable rate, maturing in the one to five year category.  The majority of loans in this category are residential home equity lines of credit.

Credit Quality

Provision for Loan Losses

The loan portfolio is the primary asset subject to credit risk.  Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance.  An allowance for loan losses is maintained for incurred losses inherent but yet unidentified in the loan portfolio due to past conditions as well as for specifically identified problem loans.  The allowance for loan losses represents our estimate of an amount adequate to provide for potential losses in the loan portfolio based on current economic conditions.  Provisions to the allowance for loan losses are recorded as a reduction to income.  Actual loan loss charge offs are charged against the allowance for loan losses.

The adequacy of the allowance for loan losses is assessed via ongoing credit quality review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, existing economic conditions, loss exposure by loan category, and estimated future losses on specifically identified problem loans.  We have an internal risk analysis and review staff that continuously reviews loan quality.  Accordingly, the amount charged to expense is based on our multi-factor evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including business, real estate and consumer collateral.  Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 14:  Loan Loss Experience

Years ended December 31	2009	2008	2007	2006	2005

Average balance of loans for period	$435,264	$405,428	$384,265	$380,555	$368,626

Allowance for loan losses at beginning of year	$ 5,521	$ 4,850	$ 4,478	$ 4,180	$ 4,157

Loans charged off:

Commercial, industrial, municipal, and agricultural	479	156	60	–	55
Commercial real estate mortgage	951	–	–	251	–
Residential real estate mortgage	123	53	19	–	61
Consumer and individual	83	75	55	13	54

Total charge-offs	1,636	284	134	264	170

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	19	63	17	50	24
Commercial real estate mortgage	–	–	–	–	–
Residential real estate mortgage	–	–	–	7	–
Consumer and individual	7	7	9	10	9

Total recoveries	26	70	26	67	33

Net loans charged-off	1,610	214	108	197	137
Provision for loan losses	3,700	885	480	495	160

Allowance for loan losses at end of year	$ 7,611	$ 5,521	$ 4,850	$ 4,478	$ 4,180

Ratio of net charge-offs during the year to average loans	0.37%	0.05%	0.03%	0.05%	0.04%

Ratio of allowance for loan losses
to loans receivable at end of year	1.71%	1.28%	1.24%	1.20%	1.11%

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 15.  Our allocation methodology focuses on changes in the size and character of the loan portfolio, current economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category.  The total allowance is available to absorb losses from any segment of the portfolio.  Management allocates the allowance for loan losses by pools of risk and by loan type.  We combine estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis.  The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focused on loan grading, and assessment of specific loss content and possible resolutions of problem credits.  While we use available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and future impacts to specific borrowers.

Table 15:  Allocation of Allowance for Loan Losses

As of December 31,	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Dollar	Principal	Dollar	principal	Dollar	Principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$2,602	1.98%	$2,889	2.20%	$2,670	2.44%	$2,430	2.41%	$2,082	2.42%
Commercial real estate mortgage	2,641	1.36%	1,876	0.98%	1,802	0.96%	1,625	0.94%	1,680	0.87%
Residential real estate mortgage	191	0.19%	97	0.10%	103	0.10%	95	0.09%	170	0.17%
Consumer and individual	189	4.34%	112	2.46%	55	1.27%	58	1.24%	53	0.90%
Impaired loans	1,988	15.03%	547	5.65%	220	10.19%	270	6.06%	195	8.02%

Totals	$7,611	1.71%	$5,521	1.28%	$4,850	1.24%	$4,478	1.20%	$4,180	1.11%

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans.  Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal.  No income is accrued or recorded on future payments until the loan is returned to accrual status.  Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.  The interest that would have been reported in 2009 if all such loans had been current throughout the year in accordance with their original terms was approximately $851 in comparison to $557 actually recorded in income. The interest that would have been reported in 2008 if all such loans had been current throughout the year in accordance with their original terms was approximately $548 in comparison to $399 actually recorded in income.

Restructured loans are also included in nonperforming loans.  Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest.  The majority of restructured loans represent capitalized loan principal and/or interest and real estate taxes on commercial purpose loans that borrowers were unable to repay according to the original repayment terms.  Such loans are subject to management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome or which would reduce our estimated total credit loss on the relationship.  Restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.

Substantially all of our residential mortgage loans originated for and held in our loan portfolio were based on conventional and long standing underwriting criteria and are secured by first mortgages on homes in our local markets.  We were not an originator of higher risk loans such as option ARM products, high loan-to-value ratio mortgages, interest only loans, subprime loans, or loans with initial teaser rates that can have a greater risk of non-collection that other loans.  At December 31, 2009, approximately $2 million of loans receivable were 1 – 4 family home equity or junior lien mortgage loans in which the maximum commitment amount of the line of credit  plus existing senior liens is greater than 100% of the underlying real estate value, or were a loan in a 3rd mortgage position or lower.  These loans represent approximately 2% of our total residential mortgage loan portfolio and just .4% of our total loan portfolio.  Such loans were not originated as part of a program to add higher yielding loans to our portfolio but were loans made on a case by case basis and individually underwritten with the borrower customized to their need.  The average credit score for borrowers represented by our entire in-house 1 to 4 family mortgage portfolio, including closed and open ended mortgage loans, was 728 at December 31, 2009.  We do not maintain a formal residential mortgage modification program for delinquent residential mortgage borrowers.  During 2009, we increased the inherent credit loss provision on open ended home equity lines of credit from .10% to .50% to reflect the risk of future credit losses on such junior lien mortgages from current economic conditions.  This change added approximately $93 to the allowance for loan losses.

Table 16 presents nonperforming loans and assets by category for the five years ended December 31, 2009.

Table 16:  Nonperforming Loans and Foreclosed Assets

As of December 31,	2009	2008	2007	2006	2005

Nonaccrual loans not considered impaired	$3,848	$ 3,409	$2,726	$1,975	$1,058
Nonaccrual impaired loans	9,450	7,181	418	2,306	1,335
Accruing loans past due 90 days or more	–	–	–	–	–
Restructured loans not on nonaccrual	–	748	653	–	382

Total non-performing loans	$13,298	$11,338	$3,797	$4,281	$2,775

Foreclosed assets	$3,776	$ 521	$ 653	$ 464	$ 373
Impaired loans accruing income	$3,774	$ 2,504	$1,522	$1,877	$ 902

Total non-performing loans as a percent of gross loans receivable	2.99%	2.64%	0.97%	1.14%	0.74%

2009 compared to 2008

The provision for loan losses was $3,700 in 2009 compared to $885 in 2008.  Non-performing loans relative to total loans continued to increase and was 2.99% at December 31, 2009 compared to 2.64% at December 31, 2008.  In addition, foreclosed assets increased from $521 at December 31, 2008 to $3,776 at December 31, 2009.  Therefore, total nonperforming assets were $17,074, or 2.81% of total assets at December 31, 2009 compared to $11,859, or 2.08% of total assets at December 31, 2008.  Non-performing loans increased primarily from declining general and local economic conditions which impacted borrower ability to repay according to the loan terms.  At year-end, the unemployment rate was 8.3% in Wisconsin and 8.9% in Marathon County (the home of the majority of our borrowers) compared to a rate of 9.7% for the United States.  The Marathon County unemployment rate ranked 39th out of Wisconsin’s 72 counties for December 2009.

A significant portion of the allowance for loan losses at December 31, 2009 and 2008 was related to specifically identified impaired loans at year-end.  If impaired loans and related specific reserves (if any) were disregarded, the allowance for loan losses to unimpaired loans would have been 1.30% at December 31, 2009 and 1.18% at December 31, 2008 as we increased inherent losses on the loan portfolio during 2009 reflecting the ongoing stress and rising delinquency ratios.

Approximately 58% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2009:

Table 17: Large Non-Performing Assets

		Gross		Charge-offs/
	Asset	recorded	Specific	write downs
Collateral type	type	investment	reserves	to date

Multi-use, multi-tenant retail center	Nonaccrual	$3,446	$ 400	$ 0
Vacation home/recreational properties (aggregate of four)	Foreclosed	2,050	0	512
Owner occupied commercial real estate and equipment	Nonaccrual	1,053	150	0
Trucking equipment and business assets – participation	Nonaccrual	1,045	0	84
Building supply inventory and accounts receivable	Nonaccrual	961	700	0
Out of area condo land development – participation	Foreclosed	792	0	737
Owner occupied restaurant	Nonaccrual	613	100	2

Totals		$9,960	$1,350	$1,335

At December 31, 2009, we held a $3,446 loan secured by commercial real estate collateral and marketable equity investments shown in Table 17 on which we expect to commence foreclosure during 2010.  Following foreclosure, we expect to have a remaining investment in the building of less than $2 million, or approximately ½ of its recent new construction cost.  At this time, we are unable to determine the final resolution of this problem credit or potential sale of any future foreclosure collateral but expect to hold the asset during all of 2010.

During the December 2009 quarter, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee.  The remaining $2,477 foreclosed asset was further written down $427 to its estimated fair value of $2,050 at December 31, 2009 as shown in Table 17.  All other bank wide foreclosure holding costs and net sales losses were $126 during 2009 compared to $6 during 2008 excluding this $1,004 loss on an individual foreclosed asset in 2009.  The remaining foreclosure property is being actively marketed and we expect to sell at least some of the remaining four properties in this development during 2010.

During 2010, we expect to foreclose on the commercial real estate associated with the $1,053 nonperforming loan listed in Table 17.  We are working with the borrower to allow the enterprise to continue on a scaled down basis but expect to take approximately $875 of real estate into foreclosed property and sustain a charge-off approximating the specific reserve of $150 at December 31, 2009.  We expect to sell at least a portion of this property during 2010.

Our $1,045 loan on trucking equipment shown in Table 17 is a purchased participation loan in which payments are being made as scheduled.  The loan is classified as nonaccrual to accelerate repayment of principal as all payments received are applied against principal.  It is possible during 2010 that the loan relationship could be placed back on accrual status depending on financial performance of the borrower.  At this time, we are unable to determine the final resolution of this problem loan.

Our $961 loan secured by construction inventory and accounts receivable shown in Table 17 has ceased payments in part due to uncollected large accounts receivable due to a dispute between our customer and the account payor.  Due to poor collateral position, we reserved $700 against the loan relationship at December 31, 2009.  We expect to receive principal repayments of at least $261 during 2010 but are unable to determine the final resolution of this problem loan at this time.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri.  The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality.  When the credit markets for such financing dried up, the project was unable to continue and land development work ceased.  The loan participants obtained the property in foreclosure during 2009.  The original fair value estimate of the completed project was approximately $24 million.  At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project.  At this time, we are unable to determine the final resolution of this property and expect to hold this asset during all of 2010.

The $613 loan secured by an owner occupied restaurant shown in Table 17 was restructured during 2009 with the borrower current under the new loan terms.  We are working with the borrower to allow the business to continue operating.  Our commercial real estate collateral on the relationship has a fair value that approximates the net book value of the loan after the specific reserve of $100 at December 31, 2009.

At December 31, 2009, our internal grading system identified 22 separate loan relationships totaling approximately $10.8 million against which $2.5 million in specific loan loss reserves were recorded.  Loans contractually delinquent 30 days or more as a percentage of gross loans were 2.10% compared to 2.11% at December 31, 2008.  Total nonaccrual loans as a percentage of total loans may exceed the percentage of loans contractually delinquent 30 days or more to total loans since some problem loans currently making scheduled payments remain on nonaccrual status until ongoing ability to repay according to the contract is shown.

2008 compared to 2007

The provision for loan losses was $885 in 2008 compared to $480 in 2007.  Non-performing loans relative to total loans and total assets increased dramatically in 2008 compared to 2007 primarily from the addition to nonaccrual assets of a $5.5 million credit relationship.  However, a decline in general economic conditions also caused consistent increases in nonaccrual loans each quarter.  Commercial loan portfolio growth, the addition of the large problem loan, and downgrades in credit quality in the existing portfolio caused us to increase the provision for loan losses during 2008 compared to 2007.  The allowance for loan losses increased to 1.28% of total loans, which was the largest allowance as a percentage of total loans at fiscal year-end since December 31, 1996 when the allowance was 1.39% of gross loans.  The allowance for loan losses as a percentage of nonperforming loans was 48.7% at December 31, 2008, compared to 127.7%, at December 31, 2007 due to recognition as nonperforming of a single $5.5 million credit during 2008.  Excluding this credit and its specifically assigned reserves, the allowance for loan losses as a percentage of nonperforming loans would have been 91.5% at December 31, 2008.

Nonperforming assets increased at December 31, 2008 to $11,859 from $4,450 at December 31, 2007.  The increase since December 31, 2007 was due primarily to addition of a $5,525 loan receivable whose source of future principal and interest payments must come from sale of the recreation/land development collateral or another valuable asset of the borrower under the terms of individual guarantees.  Excluding this large loan, nonperforming assets would have been $6,334 at December 31, 2008, or 1.11% of total assets, compared to .83% of total assets at December 31, 2007.  During 2008, we experienced an increase in nonperforming assets from a general deterioration of economic conditions.  At December 31, 2008, our internal credit grading system identified 15 separate loan relationships totaling approximately $7.3 million against which $810 in specific loan loss reserves were recorded.  Loans contractually delinquent 30 days or more as a percentage of gross loans were 2.11% at December 2008 (.83% before the $5,525 loan receivable) compared to .63% at December 2007.

Noninterest Income

Table 18 presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2009.  This analysis highlights the reliance on, or diversification of, noninterest or fee income to net interest income.

Table 18:  Summary of Earnings as a Percent of Net Interest Income

	2009	2008	2007	2006	2005

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	21.8%	6.1%	3.4%	3.6%	1.1%

Net interest income after loan loss provision	78.2%	93.9%	96.6%	96.4%	98.9%
Total noninterest income	32.9%	22.1%	26.2%	23.9%	24.6%
Total noninterest expenses	87.5%	87.2%	84.5%	85.1%	78.3%

Net income before income taxes	23.6%	28.8%	38.3%	35.2%	45.2%
Provision for income taxes	5.2%	5.8%	9.0%	10.3%	14.4%

Net income	18.4%	23.0%	29.3%	24.9%	30.8%

Table 19 presents a breakdown of the components of noninterest income during the three years ended December 31, 2009.

Table 19:  Noninterest Income

	2009		2008		2007
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	Income	Amount	income	Amount	income

Service fees	$1,448	36.22%	$1,581	38.19%	$1,331	24.62%
Mortgage banking income	1,850	46.27%	1,040	25.12%	871	16.11%
Merchant and debit card fee income	616	15.41%	512	12.37%	342	6.33%
Net gain (loss) on sale of securities	521	13.03%	(991)	-23.94%	–	0.00%
Increase in cash surrender value of life insurance	411	10.28%	369	8.91%	270	4.99%
Retail investment sales commissions	388	9.70%	404	9.76%	533	9.86%
Other operating income	250	6.26%	232	5.61%	254	4.69%
Gain on sale of non-mortgage loans	122	3.05%	–	0.00%	6	0.11%
Insurance annuity sales commissions	68	1.70%	51	1.23%	48	0.89%
Change in fair value of interest rate swap	–	0.00%	–	0.00%	32	0.59%
Gain (loss) on sale of premises and equipment	(98)	-2.45%	(14)	-0.34%	13	0.24%

Total noninterest income	$5,576	139.47%	$3,184	76.91%	$3,700	68.43%

2009 compared to 2008

During 2009, total noninterest income was $5,576 compared to $3,184 during 2008, an increase of $2,392, or 75.1%.  The most significant components of the change include a gain on sale of securities of $521 as well as increased 2009 mortgage banking income of $810 in addition to a loss on FNMA stock of $991 incurred during 2008.  Excluding these special items, noninterest income would have increased $70, or 2.2% during 2009.

United States Treasury programs and open market mortgage related asset purchases by the Federal Reserve during 2009 dramatically lowered long-term residential mortgage rates, contributing to a wave of mortgage refinancing during 2009.  Our mortgage banking income was $1,850 during 2009 compared to $1,040, an increase of $810.  By December 2009, the refinance activity had significantly diminished and mortgage banking levels have returned to normal levels.  As long-term mortgage rates increase during the economic recovery, mortgage loan origination volume is expected to decline.  During 2009, our mortgage loan portfolio serviced for others increased 28% reaching $237.8 million at December 31, 2009.  Mortgage banking income for 2010 is expected to decline to nearly 50% of the level seen during 2009.  The components of mortgage banking income may be found in Item 8, Note 5 of the Notes to Consolidated Financial Statements.

Merchant and debit card fee interchange income continued to increase in 2009 due to increased Reward Checking NOW balances which require substantial debit card use to earn the premium interest rate on the account.  We expect debit card interchange income to continue to increase due to higher Reward Checking balances during 2010.

New consumer banking regulations promulgated by the Federal Reserve concerning customer overdraft programs go into effect during August 2010.  Part of the new regulation prevents banks from assessing an overdraft fee related to a transaction conducted at a point of sale such as those using a debit card unless the consumer has specifically “opted into” the program.  This change is expected to impact our Overdraft Defender program that provides courtesy overdrafts for customers in exchange for the regular overdraft fee.  We are unable to reasonably estimate the impact of the change but expect it to decrease the amount of overdraft fee income seen during 2010 and increase the number of customer checks returned due to insufficient funds

Prior to 2009, bank owned life insurance was purchased on certain employees in connection with officer compensation programs which increased income from cash surrender value of life insurance during the three years ended December 31, 2009.  However, limited further investments in this asset class are expected and we expect income on life insurance cash surrender value to remain the same during 2010 as seen during 2009.

2008 compared to 2007

Total noninterest income was $3,184 during 2008 compared to $3,700 in 2007, a decline of $516, or 13.9%.  However, 2008 included a net loss of $991 on recognition of other than temporary impairment of our investment in FNMA preferred stock that reduced its cost basis to $50.  Excluding the FNMA charge, noninterest income would have been $4,175 in 2008 compared to 3,700 in 2007, an increase of $475, or 12.8%.  The increase in 2008 noninterest income was led by two factors.  First, service fees increased $250 in part from an increase in the per item fee during 2008 and an increase to the overdraft dollar limit of our Overdraft Defender product, which allows customers to overdraft their account for up to a 15-day period in exchange for payment of overdraft charges.  Second, mortgage banking income increased $169 (19.4%) as falling long-term secondary market mortgage rates prompted some customers to refinance existing loans.  Changes in the level of long-term fixed mortgage rates in the secondary market are a significant driver of the level of mortgage banking income with greater loan originations in periods of falling rates and lower originations when rates increase.

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

Noninterest Expense

Table 20 outlines the components of noninterest expenses for the three years ending December 31, 2009.

Table 20:  Noninterest Expense

Years Ended December 31,	2009		2008		2007
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income	Amount	other income	Amount	other income

Wages, except incentive compensation	$5,991	25.62%	$5,612	30.45%	$5,528	29.74%
Health and dental insurance	882	3.77%	828	4.49%	700	3.76%
Payroll taxes and other employee benefits	553	2.38%	537	2.91%	516	2.77%
Incentive compensation	378	1.62%	133	0.72%	322	1.73%
Profit sharing and retirement plan expense	274	1.17%	356	1.93%	309	1.66%
Deferred compensation plan expense	77	0.33%	112	0.61%	38	0.20%
Restricted stock plan vesting expense	25	0.11%	10	0.05%	–	0.00%
Employee severance benefits	(6)	-0.03%	4	0.02%	146	0.79%
Post-retirement health care benefits plan	(14)	-0.06%	(12)	-0.07%	(22)	-0.12%
Deferred loan origination costs	(708)	-3.03%	(736)	-3.99%	(616)	-3.31%

Total salaries and employee benefits	7,452	31.88%	6,844	37.12%	6,921	37.22%
Occupancy expense	1,822	7.79%	1,943	10.54%	1,868	10.04%
Loss on foreclosed assets	1,130	4.83%	6	0.03%	55	0.30%
FDIC insurance expense	986	4.22%	284	1.54%	46	0.25%
Data processing other office operations	957	4.09%	962	5.22%	796	4.28%
Advertising and promotion	355	1.52%	336	1.82%	367	1.97%
Legal and professional expenses	322	1.38%	545	2.96%	417	2.24%
Directors fees and benefits	262	1.12%	320	1.74%	239	1.29%
Other expenses	1,543	6.59%	1,326	7.19%	1,239	6.66%

Total noninterest expense	$14,829	63.42%	$12,566	68.16%	$11,948	64.25%

Note – Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2009 compared to 2008

Noninterest expenses totaled $14,829 during 2009 quarter compared to $12,566 during 2008, an increase of $2,263, or 18.0%.  During 2009, loss on foreclosed assets increased $1,124 compared to 2008 to a total of $1,130 from a $1,004 loss on a large land development foreclosure partially sold at auction and $126 in foreclosure costs related to all other properties.

In addition, the FDIC increased regular quarterly insurance premiums and charged a onetime special assessment during 2009 to recapitalize the FDIC insurance fund in light of ongoing and expected bank failures.  During 2009, our FDIC insurance expense was $986 compared to $284 during 2008, an increase of $702.  During December 2009, we prepaid $2.6 million to the FDIC representing estimated insurance premiums during 2010 through 2012 as required by the FDIC.  This prepayment will be amortized as FDIC insurance expense during the next three years.  Due to deposit growth and potential increases in the FDIC assessment rate, FDIC insurance expense could be greater in future years than seen during 2009.

Salaries and employee benefits expense increased $608, or 8.9% during 2009 primarily from base wage increases and a slightly larger employee base (together representing $379 of increased expense).  Incentive and profit sharing payments related to loan fees, deposit growth, mortgage banking, and return on equity performance to banking peer group increased $163, or 33% during 2009 compared to 2008.  An increase in health insurance expense of $54, or 6.5%, during 2009 compared to 2008 made up the remainder of increased salaries and benefits expense.

During 2010, employee wages are expected to be slightly higher than in 2009 based in part on average base salary increases of approximately 1.7% effective in January 2010.  Health insurance expense growth is expected to moderate due to adoption of a high deductible health insurance plan for employees using a health reimbursement account which gives employees a greater incentive to monitor and control ongoing health expenses.  Refer to Item 8, Note 13 of the Notes to Consolidated Financial Statements for a summary of our self-funded health insurance plan.

While loss on foreclosed assets during 2010 is not expected to reach the level seen during 2009, foreclosed asset expense will remain high as the inventory of foreclosed properties grows and we continue to have holding costs on both existing and new properties.  In addition, other expenses related to legal fees associated with collection and foreclosure of loans receivable  are expected to increase.

During 2010, we will convert to a new core data processing system outsourced to technology vendor Jack Henry using their SilverLake product.  The change from using an in-house data processing system to an outsourced vendor system is expected to add significant employee and processing efficiencies once fully implemented during 2011.  However, the monthly data processing costs paid to Jack Henry will be greater than the internal software maintenance and depreciation costs previously classified and expensed as data processing and other office operations in Table 20.  Due to the structure of the contract payments, these cost increases are expected to be most evident beginning in 2011 which is also the period key efficiencies and key new products and capabilities will be gained.  Data processing costs are expected to increase approximately 10% to 15% during 2010 due to the change in data systems.

2008 compared to 2007

During 2008, operating expenses increased $618, or 5.2% compared to 2007.  Salaries and benefits, the largest proportionate factor in total operating expenses declined $77, or 1.1%, compared to 2007 so increased 2008 operating expenses came from areas other than employee costs.

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

We maintain retirement, deferred compensation, and equity compensation plans as tools to attract and retain quality staff and specific key employees.  During 2008, we increased the employee match paid on voluntary employee deferrals into the qualified 401(k) profit-sharing plan from a maximum of 3% of base pay to 3.5% of base pay, which increased plan expense by $47, or 15.2% during 2008.  In addition, we provide a deferred compensation plan for key management and other staff.  Concurrent with initiating the deferred compensation plan, we purchased bank owned life insurance to protect us from the unexpected loss of key personnel and provide tax advantaged income to offset compensation plan costs.  The level of employee benefits under each plan is tied directly to equity and shareholder performance measures to align management goals with shareholder goals.  Beginning in 2008, the crediting rate paid on balances in the deferred compensation plan is equal to Peoples State Bank’s return on average equity for the year, with a floor crediting rate of 5%, and a maximum crediting rate of 15%.  Prior to 2008, the crediting rate varied by plan participant ranging from 50% of the return on average equity to return on equity less 4.00%.  The increased crediting rate in 2008 contributed to the increase in 2008 deferred compensation expense to $112 compared to $38 during 2007.  Refer to Item 8, Note 12 of Notes to Consolidated Financial Statements for more information on our retirement plan and deferred compensation programs.

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

The factors behind the $618 increase in operating expenses during 2008 compared to 2007 were primarily the result of increased data processing expenses ($166), legal and professional expenses ($128), and FDIC insurance premium expenses ($238).  These three categories made up $532, or 83.5% of the total increase in operating expenses.  Data processing costs totaled $962 during 2008 and increased by $166, or 20.9%, compared to 2007.  The increased costs were due to an upgrade of our computer network infrastructure, fees paid to the vendor used to process Peoples Rewards Checking account activity and general software maintenance fee increases.  Legal and professional fees increased $128 during 2008 compared to the prior year, due to several one-time factors including strategic planning, review of bank wide governance and compensation plans, shareholder special meeting and capital raising considerations, and costs related to foreclosure actions.  FDIC deposit insurance premiums increased $238, to $284, six times the level of expense during 2007 due to industry wide FDIC assessment increases.  Director fees also increased $81 or 33.9%, during 2008 due to additional meetings to consider strategic matters in connection with the same issues noted for the increase in legal and professional fees.  In addition, director costs increased from a change in the deferred directors’ fee plan crediting rate from 50% of our return on equity during 2007 to 100% of our return on equity during 2008.

Income Taxes

The effective tax rate was 22.1% in 2009 compared to 20.3% in 2008 and 23.4% in 2007.  The 2009 effective tax rate increased over 2008 from a change in State of Wisconsin income tax law to a combined reporting model.  This change subjected investment income earned on investment securities held by PSB Investments, Inc., Peoples State Bank’s investment subsidiary, to state income taxes.  Previously, income on these investments was not subject to Wisconsin income taxes.  This change in taxation method increased our provision for income taxes by $162 during 2009.  The 2009 effective tax rate would have been 18.0% without the state tax regulation change.  Refer to Item 8, Note 14 of the Notes to Consolidated Financial Statements for additional tax information.

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

Critical Accounting Policies

Allowance for Loan Losses

Current accounting standards call for the allowance for loan losses to include both specific losses on identified problem loans and “inherent” losses on existing loan pools not yet considered problem loans.  Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio.  Actual results, if significantly different from that using estimates at period-end, could have a material impact on the results of operations.  For example, losses incurred on loans not previously identified as carrying significant loss potential would increase the provision for loan losses expense equal to the amount of the loan principal charged off.

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

4.

Other commercial loans not considered to be problem loans are assigned an estimated loan loss allowance based on historical “inherent” losses for loans of similar credit risk.  These allowances range from .25% of principal to 2% of principal depending on the four assigned credit risk grades for non-problem performing commercial loans.  Performing loans placed on the “watch” list and the “special mention” list are assigned “inherent” losses of 5% and 10% of principal, respectively.  An inaccurate assignment of credit risk grade to a loan relationship could significantly change the actual levels of allowances required for that loan, and therefore our assignment of the credit risk grade is a significant estimate.  We review actual long-term losses in comparison to the inherent losses assigned by credit risk grade and update allowance percentages as needed.

5.

Similar to nonproblem commercial purpose loans, inherent losses are assigned to the residential real estate loan pool.  However, since residential real estate loan risk characteristics are very similar from borrower to borrower, a flat percentage loss of principal is applied to real estate loans rather than breaking the pool into subcategories of credit risk.  The percentage applied is based primarily on historical losses on similar residential loan pools.  An inaccurate estimate of inherent losses related to the real estate loan pool could significantly increase the actual levels of allowances required. Performing loans are assigned “inherent” losses ranging from .10% to .50% of principal, including open ended home equity lines of credit.

6.

Similar to the residential real estate loan pool, performing consumer installment loans are assigned an estimated loss based on a percentage of principal outstanding ranging from 1.45% to 5.00% of principal, including credit card loans.  The percentage applied is based primarily on historical losses on similar consumer installment loan pools.  An inaccurate estimate of inherent losses related to the consumer installment loan pool could significantly increase the actual levels of allowances required.

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded.  If past due and problem loans rise significantly, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized by the change in commercial credit risk grades, or increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools in the allowance for loan losses calculation.  As of December 31, 2009 and 2008, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on nonproblem loans are a significant accounting estimate due to the  many economic and subjective factors involved in estimating future losses from existing negative factors on unidentified future problem loans currently making payments.  If the actual inherent losses on performing loans were 25% greater than those currently used to calculate reserve needs, the 2009 provision for loan losses would have been approximately $1.1 million greater, reducing net income $640 after income taxes.

Mortgage Servicing Rights

As required by current accounting standards, we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and perform maintenance activities on loans in which the principal has been sold to the FHLB or other secondary market investors.  Our initial value of servicing rights is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates.  In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan by the value of the initial MSR.  If the actual value was less than we recorded, such as if the estimated future servicing period or average serviced principal was less than estimated, the gain recorded on origination of the MSR would be overstated.  Recognition of impairment of excess mortgage servicing rights would decrease income, causing our accounting for mortgage servicing rights to be a critical accounting policy.  For example, if the actual value of initial

MSR on 2009 secondary market sales were 25% less than that recorded, gain on sale of loans (a component of mortgage banking income) during 2009 would have declined approximately $206 before income taxes.  In addition, if the actual value of the entire December 31, 2009 MSR were 25% less than recorded, net servicing revenue (a component of mortgage banking income) would have declined approximately $287 before income taxes.

We make the following estimates and perform the following procedures when accounting for MSRs:

1.

Serviced loans are stratified by risk of prepayment criteria.  Currently, strata are first based on the year in which the loan was originated, then on term, and then on the range of interest rates within that term.

2.

We use a discount approach to generate the initial value for the OMSR.  The calculation takes the average of the current dealer consensus on prepayment speeds as reported by Andrew Davidson & Company or the prepayment speed implied in the mortgage backed security prices for newly created loans along with other assumptions to generate an estimate of future cash flows.  The present value of estimated cash flows equals the fair value of the OMSR.  We capitalize the lower of fair value or cost of the OMSR.  Other than the estimate of public dealer consensus of prepayment speeds, significant fair value and cost estimates include:

•

Servicing cost of $100 per loan annually

•

Cash flow discount rate of generally 10% to 12%, depending on year of origination

•

Short-term reinvestment rate on the float of payments to investors generally equal to the Federal Funds Sold rate

•

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

LIQUIDITY

The majority of the $36,368 asset growth seen during 2009 was funded by an increase in local and retail deposits of $18,584 (up 5.1%), followed by an increase in wholesale depositors such as brokered certificates of deposit of $12,346 (up 19.0%).  During 2008, local deposits increased $11,646, or 3.3%, while wholesale funding increased $21,373, or 15.9%.  During 2007, local deposits increased $27,822, or 8.6% while wholesale funding increased $2,181, or 1.7%.  Wholesale funding includes FHLB advances, brokered certificates of deposits, repurchase agreements, and federal funds purchased.  These sources of wholesale funding are limited by the wholesale lender’s ability to raise individual depositor funds, our regulatory capital classification, our ability to generate positive earnings performance, our sources of collateral acceptable to the wholesale lender, by our internal policy limitations on aggregate exposure to use of such funds, and in the case of the FHLB, our level of FHLB capital stock relative to our aggregate amount of FHLB advances.  Table 21 outlines in summary form the sources and uses of cash for the three years ending December 31, 2009.

Table 21:  Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2009	2008	2007

Cash flows from operating activities	$ 3,664	$ 5,362	$ 5,496
Payment of dividends to shareholders and purchase of treasury stock	(1,096)	(1,054)	(2,726)

Operating cash flow retained by PSB	2,568	4,308	2,770
Net funds received from retail and local depositors	18,584	11,646	27,822
Net funds received from wholesale depositors	12,346	14,149	–
Net proceeds from additional FHLB advances	–	8,000	–
Net proceeds from other borrowings	2,779	–	22,412
Funds from issuance of senior subordinated notes	7,000	–	–
Proceeds from additional capital received from shareholders	–	–	226

Cash flow retained from operations and financing before debt repayment	43,277	38,103	53,230
Net funds paid to wholesale depositors	–	–	(17,231)
Net repayment of FHLB advances	(6,841)	–	(3,000)
Net repayment of other borrowings, net	–	(776)	–

Cash flow retained from operations and financing after debt repayment	36,436	37,327	32,999
Funds received from sale and maturities of investment securities, net	34,591	25,281	21,063
Proceeds from sale of nonmonetary assets	1,578	577	124

Cash flow available for investing activities	72,605	63,185	54,186

Net funds loaned to customers	(22,355)	(39,013)	(18,248)
Net funds invested in securities	(36,722)	(30,242)	(37,293)
Purchase of FHLB capital stock	–	(233)	–
Funds used to purchase bank-owned life insurance	(109)	(872)	(2,558)
Capital expenditures	(254)	(780)	(502)

Cash flow used in investing activities	(59,440)	(71,140)	(58,601)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$13,165	$ (7,955)	$ (4,415)
Cash and cash equivalents at beginning of year	13,172	21,127	25,542

Cash and cash equivalents at end of year	$26,337	$ 13,172	$ 21,127

Deposits

Core retail deposits are our largest source of funds.  We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100.  Core retail deposits represented 54.4% and 52.6% of total assets as of December 31, 2009 and 2008, respectively.  In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 8.5% and 11.0% of total assets at December 31, 2009, and 2008, respectively.  Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid.  Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.  Table 22 outlines the average distribution of deposits during the three years ending December 31, 2009.

Table 22:  Average Deposits Distribution

	2009		2008		2007
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest-bearing demand deposits	$ 54,738	n/a	$ 50,633	n/a	$ 49,162	n/a

Interest-bearing demand and savings deposits	101,536	1.37%	89,191	2.08%	82,333	3.01%

Wholesale interest-bearing demand deposits	3,789	0.37%	–	0.00%	–	0.00%

Money market demand deposits	75,039	1.32%	71,382	2.21%	71,588	3.41%

Retail and local time deposits	123,412	3.15%	131,281	4.22%	125,285	4.78%

Wholesale time deposits	76,452	3.17%	63,677	4.12%	62,522	4.79%

Totals	$434,966	2.00%	$406,164	2.85%	$390,890	3.56%

Average retail deposit growth	3.57%		4.30%		1.75%
Average total deposit growth	7.09%		3.91%		-0.68%

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters.  Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $14,795 during 2009, and $11,776 during 2008 and $10,548 during 2007.  The increase was due in part to certain existing and new large deposit balance customers seeking to have a greater portion of their deposits fully FDIC insured during 2009 and 2008 due to substantial uncertainty by consumers surrounding the health of the banking industry beginning in 2008.  This concern among depositors over the industry waned during 2009 lessoning their desire for FDIC insurance on large deposits.  For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings.  However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis.  Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section.  Total CDARS deposits totaled $12,113 and $14,671 at December 31, 2009 and 2008, respectively.

Under the TARP legislation passed by the federal government during 2008, we did not opt out of the Transaction Account Guarantee (“TAG”) provisions of the Temporary Liquidity Guarantee Program (“TLGP”).  Therefore, in exchange for our payment of a fee to the FDIC, we now provide our customers with unlimited FDIC insurance on their noninterest bearing transaction accounts (including certain transactional accounts carrying interest rates of .50% or less) and will continue in the program through its scheduled expiration on June 30, 2010.  Additional FDIC insurance fees to participate in the TAG Program were approximately $24 during 2009.

Table 23 provides a breakdown of deposit categories as of December 31, 2009 and 2008.

Table 23:  Period-End Deposit Composition

As of December 31,	2009		2008
	$	%	$	%

Non-interest bearing demand	$ 60,003	13.1%	$ 54,233	12.7%
Interest-bearing demand and savings	115,961	25.2%	105,350	24.6%
Money market deposits	94,356	20.6%	71,320	16.7%
Retail time deposits less than $100	59,516	13.0%	69,017	16.1%

Total core deposits	329,836	71.9%	299,920	70.1%
Wholesale interest bearing demand	9,501	2.1%	–	0.0%
Retail time deposits $100 and over	51,700	11.3%	63,032	14.8%
Broker & national time deposits < $100	1,050	0.2%	603	0.1%
Broker time deposits $100 and over	66,644	14.5%	64,246	15.0%

Totals	$458,731	100.0%	$427,801	100.0%

Table 24 provides a summary of changes in key deposit categories during 2009 and 2008.

Table 24:  Change in Deposit Composition

			% Change from prior year
At December 31,	2009	2008	2009	2008

Total time deposits $100 and over	$118,344	$127,278	-7.0%	17.8%
Total broker and wholesale deposits	77,195	64,849	19.0%	27.9%
Total retail time deposits	111,216	132,049	-15.8%	2.6%
Core deposits, including money market deposits	329,836	299,920	10.0%	2.4%

Table 25 outlines maturities of time deposits of $100 or more, including broker and retail time deposits as of December 31, 2009 and 2008.

Table 25:  Maturity Distribution of Certificates of Deposit of $100 or More

	2009		2008
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$ 18,213	1.93%	$ 15,689	2.93%
Over 3 months through 6 months	24,705	3.13%	22,045	3.51%
Over 6 months through 12 months	28,041	2.38%	38,175	3.36%
Over 1 year through 5 years	47,385	3.28%	51,369	4.24%
Over 5 years	–	0.00%	–	0.00%

Totals	$118,344	2.83%	$127,278	3.51%

2009 compared to 2008

Local core deposits other than certificates increased substantially during 2009, up $39,417, or 17.1% at December 31, 2009 compared to December 31, 2008.  The primary drivers of these increased deposits were Rewards Checking NOW growth of $17,120, local government and municipal deposit growth of $10,060, private banking NOW deposit growth of $6,001, and noninterest bearing commercial deposit growth of $3,312.  While growth in Rewards Checking and municipal deposits were driven by new account types, the increase in private banking NOW deposits and commercial noninterest bearing deposits was not due to new account types introduced during 2009.

Rewards Checking operates as a traditional interest bearing checking account but pays a premium interest rate and reimbursement of foreign ATM fees if the customer meets certain account usage requirements.  In general, the account requires customers to use their debit card at least 10 times per month, deposit their employer paycheck via ACH, and receive their periodic checking account statement via email from our home banking website.  During 2009, the premium interest rate paid began the year at 4.51% annual percentage yield (“APY”) on the first $25 of account balance but declined to 3.01% APY for the December 2009 quarter as national short-term interest rates fell.  Accounts balances greater than $25 were paid .50% APY in 2009 and 1.00% APY during 2008.  Customers not meeting any one of the account usage requirements were paid .10% APY on their entire balance during 2009 and .25% APY during 2008.  The Rewards Checking interest rate is adjustable at our discretion, but is intended to be the highest retail deposit rate product available to customers.  The debit card usage requirement substantially increased the amount of debit card interchange income as described previously under the section titled “Noninterest income”.

The majority of growth in Rewards Checking was from new customers, who represented approximately 71% of the dollar growth during 2009.  The incremental “all-in” cost of Reward Checking deposits is less than wholesale funding alternatives and is believed to be a long-term cost effective source of funds in addition to providing PSB with a competitive advantage in the retail banking environment and greater control over the repricing of local deposits in a rising rate environment.  Reward Checking balances were $40,198 and $23,078 at December 31, 2009, and 2008, respectively.  The average interest cost of Reward Checking balances (excluding debit card interchange fees, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 2.80% in 2009 compared to 3.62% in 2008.  After accelerated growth in Rewards Checking balances since its introduction in June 2007, balance growth is expected to slow during 2010 as this new type of product begins to mature in our current markets.

Governmental deposits grew during 2009 primarily from introduction of a new high yield money market account paid on uncollateralized funds.  Some municipalities, looking to maintain their investment yields in a declining short-term investment yield market, invested funds in our high yield money market account greater than $100 for which we did not need to provide collateralization of deposits.  Because the high yield rate was substantially greater than our rate in the collateralize government NOW account, some funds moved from the NOW to the money market account.  However, the account did provide sales opportunities to new municipality customers who added to our deposit base.  In the future, as short-term investment yields rise past the high yield money market rate, we expect customers to move out of that account and back into the government NOW account to again obtain collateralization of their deposits.  At December 31, 2009, $25,400 of government funds were maintained in the high yield money market account.  We do not expect to see such significant growth in this account during 2010.

2008 compared to 2007

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

The Rewards Checking product introduction was well received by both existing and new customers.  Some existing customers generally moved funds previously held in noninterest bearing demand deposit accounts and low rate savings accounts, decreasing the level of average noninterest bearing demand deposits during 2007.  However, average interest bearing demand deposit balances increased from these transferred deposits as well as new customer deposits during 2007 with growth continuing during 2008.

The all-in cost of Reward Checking balances was substantially greater than previously paid on existing non-interest bearing demand deposit or low rate savings balances.  Disintermediation of these existing funds into the higher cost Rewards Checking lowered net interest income during 2007.  However, during 2008, disintermediation was much less of a factor with the majority of Reward Checking product growth coming from new customers and additional deposit balances.  Reward Checking balances were $23,078 and $11,046 at December 31, 2008, and 2007, respectively.  The average interest cost of Reward Checking balances (excluding debit card interchange fees, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 3.62% in 2008 compared to 4.73% in 2007.

During 2008, money market demand deposits remained flat, but during 2007, money market demand deposits increased 7.8% from promotion of our Signature money market account, which pays premium interest rates on balances greater than $10.  In addition, certain customers during 2007 used this account to hold large blocks of funds on a temporary basis until resolution of final transactions or legal situations.  These large accounts increased average money market balances.

Wholesale  Funding Sources and Available Liquidity

Primary short-term and long-term funding sources other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, use of wholesale time deposits, and advances taken from the Federal Reserve’s Discount Window.  Table 26 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2009 and 2008.  Currently unused but available funding sources along with local deposit raising activities are considered sufficient to fund anticipated 2010 asset growth.

Table 26:  Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2009		December 31, 2008
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$ 24,500	$ –	$ 24,995	$ 2,505
Federal Reserve discount window advances	74,261	–	–	–
FHLB advances under blanket mortgage lien	20,929	58,159	12,842	65,000
Repurchase agreements	45,984	28,410	31,462	23,126
Wholesale market time deposits	44,176	77,195	49,248	64,849
Holding company unsecured line of credit	1,000	–	3,000	–

Total available but unused funds	$210,850	$163,764	$121,547	$155,480

Funding as a percent of total assets	34.7%	27.0%	21.3%	27.3%

2009 compared to 2008

At December 31, 2009, overnight federal funds purchased totaling $24,500 are available through three correspondent banks.  During 2009, a correspondent bank providing a secondary federal funds purchased line reduced our funds availability from $10,000 to $7,000.  This change lowered our total federal funds purchased lines from $27,500 to $24,500.  During 2009, the only federal funds line used was our $12,500 line from our primary correspondent bank as part of our regular daily cash management system.

During 2009, we were granted permission by the Federal Reserve to participate in their Borrower in Custody (“BIC”) program that allows us to pledge performing commercial and commercial real estate loans against overnight Discount Window advances.  During 2009, the annualized interest rate due on Discount Window advances was .50%, although this rate was increased to .75% by the Federal Reserve on February 18, 2010.  The Federal Reserve intends for Discount Window advances to be used for emergency liquidity purposes and raised the interest rate to discourage banks from using the line for normal day to day operations.  We may draw up to $100 million on our Discount Window line of credit, but were limited to a maximum advance of $74,261 at December 31, 2009 based on the BIC loan collateral pledged.  At December 31, 2009, we could borrow on the Discount Window approximately 50% of the principal amount of loans pledged under the BIC program. No Discount Window advances were used during 2009.

Under the existing credit line with the FHLB described in Item 8, Note 8 of the Notes to Consolidated Financial Statements, we may borrow against qualifying existing mortgage loan collateral.  In addition, we may pledge certain investment securities to obtain additional funding under repurchase agreements.  FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing.  The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing.  FHLB advance funding may be obtained for various terms on a daily basis at our request, and represents our second source of daily liquidity as needed after federal funds purchased.  Additional

FHLB advances aggregating greater than $65,000 would require us to purchase additional FHLB capital stock equal to 5% of additional advances. FHLB stock currently pays no dividend, which potentially raises the cost of FHLB advances compared to other funding sources.  During 2009, the FHLB made available the pledging of municipal investment securities against advances, which increased our maximum advance liquidity with the FHLB.  Although up to an additional $20,929 of FHLB advances could be obtain on existing mortgage collateral, due to our desire to maintain our current investment in FHLB capital stock of $3,250, the amount of unused but available FHLB advances at December 31, 2009 before additional capital stock would be required is $6,841.

Securities not pledged to the Federal Reserve for the Discount Window or pledged to the FHLB for advances are available for pledging against repurchase agreements.  During 2009, borrower costs related to repurchase agreements increased compared to other wholesale funding alternatives and the number of correspondent banks providing such financing declined.  As an alternative to pledging securities against repurchase agreements, such securities could also be pledged against FHLB advances, as noted previously, subject to the purchase of additional FHLB capital stock for aggregate advances in excess of $65,000.

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market.  We have an internal policy that limits use of brokered certificates to 20% of total assets, which gave availability of $44,176 at December 31, 2009.  Brokered certificates were 12.7% of assets at December 31, 2009 and 11.4% of assets at December 31, 2008.  Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes, as well as adverse impacts from holding additional FHLB capital stock, brokered certificate of deposit funding is expected to increase during 2010 to the extent loan growth is not funded with local deposit growth.

Our parent company, PSB Holdings, Inc. maintains a $1,000 line of credit with a correspondent bank as contingency liquidity at the holding company level.  The line of credit remained unused during 2009.  Refer to Item 8, Note 9 of the Notes to Financial Statements for  more information, including discussion of a lender waived covenant violation as of December 31, 2009.  We expect to renew the line of credit upon its maturity on February 28, 2010.

2008 compared to 2007

At December 31, 2008, overnight federal funds purchased totaling $27,500 were available through three correspondent banks compared to $32,500 of federal funds available from four correspondent banks at December 31, 2007.  During 2008, we were informed by one correspondent they were cancelling all customer lines that were infrequently used and for customers that did not use them as the primary correspondent bank relationship.  We had last used this federal funds purchased line prior to 2006 and the bank was not our primary correspondent bank.

During late 2008, we increased our Federal Reserve Discount Window borrowing capacity from $10 million to $43 million.  Discount window advances are generally overnight advances at a cost equal to the Federal Reserve’s targeted discount rate, which was .50% as of December 31, 2008.  Uncollateralized Discount Window borrowing capacity is not reported as unused but available wholesale funds in Table 25 at December 31, 2008 since approval to participate in the BIC program at the increased $43 million Discount Window level was not yet in place at December 31, 2008.

Due to favorable interest rates relative to other wholesale funding alternatives, we entered into several structured repurchase agreements during 2007.  These agreements were entered into to refinance maturing FHLB advances and to purchase mortgage backed securities in a leveraged securities transaction.  Refer to Item 8, Note 9 of the Notes to Consolidated Financial Statements for information on terms of the repurchase agreements.  During 2008, capital adequacy issues at many of the nation’s largest banks dramatically reduced the availability and increased the cost of repurchase agreements as a wholesale borrowing alternative for us other than with the FHLB.

Due to securities pledging on new structured repurchase agreements during 2007 which were also in place at December 31, 2008, and adverse impacts from holding additional FHLB common stock, brokered certificate of deposit funding was expected to increase during 2009 to the extent loan growth was not funded with local deposit growth.  During 2008, brokered certificate costs were elevated compared to equivalent FHLB advance costs due to ongoing liquidity issues from some of the nation’s largest financial institutions that began with the July 2007 credit and liquidity crisis brought on by sub-prime mortgage credit losses.

Under the TLGP introduced by the FDIC during 2008, we retained the ability to issue up to approximately $10.3 million of subsidiary bank level debt carrying the FDIC guarantee in exchange for a guarantee fee paid to the FDIC.  We did not issue any such debt under the program due to its higher relative cost compared to our other wholesale funding options.  Issuance of FDIC guaranteed debt under this program expired during 2009.

Liquidity contingency plan

Our asset-liability management process provides a unified approach to management of liquidity, capital, and interest rate risk, as well as providing adequate funds to support the borrowing requirements and deposit flow of our customers.  We view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  The following paragraphs discuss the steps of our liquidity contingency plan and sources of liquidity in descending order and should be read in reference to available and unused liquidity shown in Table 26.

Federal funds purchased is part of our daily cash management and funding procedures and represents the first source of liquidity as needed.  These lines are not supported by a formal written arrangement, but represent best efforts ability on the part of correspondent banks to raise these funds on a daily basis.  In some cases, we may maintain a continuous position in overnight federal funds purchased up to 14 days before amounts must be liquidated for at least one business day.  The cost of federal funds is subject to change based on changes in the discount rate as determined by the Federal Reserve.  Federal fund lines are unsecured borrowing lines and participation could be limited or curtailed if we experienced high levels of nonperforming assets to total equity including the allowance for loan losses.  At December 31, 2009, we maintained nonperforming assets less than levels that would impact use of the line, and expect such levels to be similar during 2010.

Under the existing credit line with the FHLB described in Item 8, Note 8 of the Notes to Consolidated Financial Statements, we may borrow on qualifying existing mortgage loan collateral.  In addition, we may pledge certain investment securities to obtain additional advance funding.  FHLB advance funding may be obtained for various terms on a daily basis at our request, and represents our second source of liquidity as needed after federal funds purchased.  Additional FHLB advances aggregating greater than $65,000 would require us to purchase additional FHLB capital stock equal to 5% of additional advances. FHLB stock currently pays no dividend, which potentially raises the cost of FHLB advances compared to other funding sources.  An increase in residential mortgage loan delinquencies normally used for the blanket lien to pledge against FHLB advances could decrease the amount of advances available to us as delinquent mortgage loans are not considered qualifying collateral by the FHLB.

In a liquidity crisis, the final source of immediate  available overnight funds is represented by our Discount Window line with the Federal Reserve.  Provided that adequate BIC loan collateral or investment security collateral is pledged to the Federal Reserve, Discount Window funds are readily available at our request.  However, such funds generally must be repaid and renewed daily.  Because under normal circumstances we have other available and cost effective sources of wholesale funding in the form of repurchase agreements and brokered certificates of deposit, significant use of the Discount Window would normally be used to bridge the time gap between our request for repurchase and broker funds and receipt of such funds, which could take up to two weeks.  However, as outlined below, if a liquidity crisis was the result of our declining capital and earning condition, repurchase agreement sources and the brokered certificate of deposit market could be closed to us, making the Discount Window the last source of ready overnight funding.  Even in the case of the Discount Window, we may only borrow against pledged investment security collateral or performing loans pledged through their BIC program. If commercial related loan delinquencies were to increase substantially, the amount of Discount Window advances available to us would decline since deliquent loans may not be pledged as collateral in the BIC program.

Repurchase agreements represent overnight and long-term funding in exchange for securities owned by us for a designated time period for an agreed upon interest rate.  Item 8, Note 9 of the Notes to Consolidated Financial Statements outlines the activity in existing repurchase agreements.  Repurchase agreement funding may be obtained from only a limited number of correspondent banks.  Approval and negotiation of repurchase agreement terms and delivery of related securities would likely take several days and therefore is not an adequate source of daily funds, but is a potential source of funds on relatively short notice.

Wholesale broker deposits have represented a significant source of asset growth funding during the past several years.  Our internal policy permits brokered certificate funds to be used up to 20% of total assets.  However, market sources could provide additional amounts if needed.  It takes approximately 10 to 14 business days to raise large blocks of brokered certificates.  Therefore, the Discount Window may be required to provide liquidity to bridge this gap while broker funds are raised.  It is also important to note that because broker funds are not secured by pledge of investment securities or other valuable assets such as with repurchase agreements, the availability of funds would likely decline and the cost of such funds increase at the time when they are needed if the liquidity crisis was brought on by our declining financial condition.  If repurchase agreement capacity is reached and no sources of brokered certificates are available due to investor concern over our declining capital and earnings, the Federal Reserve Discount Window would be used to serve as the final source of wholesale funds.  In addition, if our regulatory capital classification was not considered “well capitalized”, we would require regulatory approval to participate in the brokered certificate of deposit funding market and be subject to other usage limitations.  The need for emergency liquid funds could occur in connection with a downgrade in our capital classification, lessening liquidity at a time when it would be needed most.  Even outside of a liquidity crisis, regulatory limitations from participation in the brokered certification market if not considered well capitalized could impact asset growth.

We maintain at the parent company level an unsecured line of credit with a correspondent bank for borrowing up to $1 million for stock buybacks, payment of holding company expenses in the absence of cash dividends received from the subsidiary bank, and other corporate purposes.  The line maximum was reduced by mutual agreement from $3 million to $1 million in February 2009.  We expect to renew the line of credit at similar terms upon its February 28, 2010 maturity.  The line was unused during 2009 and 2008.  Refer to Item 8, Note 9 of the Notes to Consolidated Financial Statements for more information on this line of credit, including a waiver received from the lender of a covenant violation related to the level of nonperforming loans to the allowance for loan losses at December 31, 2009.

If liquidity needs persist after exhausting all available funds from the sources described above, we would consider more drastic methods to raise funds including, but not limited to, sale of investment securities at a loss, cessation of lending to new or existing customers, sale of branch real estate in a sale-leaseback transaction, surrender of bank owned life insurance to obtain the cash surrender value, packaging and sale of residential mortgage loan pools held in our portfolio, sale of foreclosed assets at a loss, and sale of mortgage servicing rights.  Such actions could generate undesireable sale losses or income tax impacts.  While sale of additional common stock or issuance of other types of capital could provide additional liquidity, the ability to find significant buyers of such capital issues during a liquidity crisis would be difficult making such a source of funding unlikely or unreliable if the liquidity crisis was caused by our deteriorating financial condition.

Table 27 summarizes the availability of various wholesale funding sources during various periods of market and individual bank operation.

Table 27: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment
Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Fed Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Liquidity Measurements

Our liquidity management and contingency plan calls for monthly measurement of key funding, capital, problem loan, and liquidity contingency ratios.  The measurements are compared to various risk levels that direct management to further responses to declining liquidity measurements.  Initial, or Level 1, triggers call for a review of current and projected liquidity  to estimate the possibility that a funding crisis might develop and an assessment of the bank’s ability to meet a range of funding crisis of different severity and duration.  Level 2 triggers require a breakdown of projected loan commitment and deposit flow activity based on the type of product, type of customers, and size.  Multiple estimates for a range of alternative crisis severity and duration scenarios would be projected.  Level 3 triggers identify the highest level of risk and call for Level 2 liquidity projections to continue and for one or all of the following steps, among others, to mitigate the liquidity concern: sale of loans, intensify local deposit gathering programs, transferring unencumbered securities and loans to the Federal Reserve for Discount Window borrowings, curtail all lending except for specifically approved loans, reduce or suspend stock dividends, and investigate opportunities to raise new capital.

As of December 31, 2009, no Level 1 liquidity triggers were exceeded other than the projection of elevated wholesale funding needs during the March 2010 quarter due to seasonal run-off of local government deposit funds.  Projection of elevated funding needs was considered a Level 1 trigger.  We do not expect to incur difficulty replacing run-off of these seasonal funds with wholesale funds due to continued strong regulatory capital levels and existence of a large position of liquid federal funds sold at December 31, 2009.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 5.6% and 5.9% at December 31, 2009 and 2008, respectively.   The basic surplus declined in 2008 from 7.4% at December 31, 2007 as FHLB advances available under our blanket mortgage lien declined as FHLB advances increased $8,000, or 14.0% during the year.

CAPITAL RESOURCES

We are required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation.  Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for these requirements and our current capital position relative to these requirements.  The primary increase in stockholders’ equity during the three years ended December 31, 2009 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market.  Failure to remain well-capitalized would prevent us from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Refer to Item 8, Statement of Changes in Stockholder’s Equity in the Consolidated Financial Statements for detailed activity in the capital accounts.  Average tangible capital to total assets was 6.94% during both 2009 and 2008.  Table 28 presents a reconciliation of stockholders’ equity as presented in the consolidated balance sheets for the three years ended December 31, 2009 to regulatory capital.

Table 28:  Capital Ratios

At December 31,	2009	2008	2007

Stockholders’ equity	$ 42,270	$ 39,899	$ 36,615
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(115)	(79)	(89)
Unrealized (gain) loss on securities available for sale	(1,781)	(1,468)	(423)

Tier 1 regulatory capital	47,874	45,852	43,603
Senior subordinated notes	7,000	–	–
Add: allowance for loan losses	6,121	5,521	4,850

Total regulatory capital	$ 60,995	$ 51,373	$ 48,453

Average tangible assets	$589,241	$559,726	$519,925

Risk-weighted assets (as defined by current regulations)	$488,226	$483,503	$426,663

Tier 1 capital to average tangible assets (leverage ratio)	8.12%	8.19%	8.39%
Tier 1 capital to risk-weighted assets	9.81%	9.48%	10.22%
Total capital to risk-weighted assets	12.49%	10.63%	11.36%

Capital increased $3,467 during 2009 from net income, unrealized gains in the securities available for sale portfolio and vesting of unrestricted stock before payment of dividends totaling $1,096.  Capital increased $4,338 during 2008 from net income, unrealized gains in the securities available for sale portfolio and vesting of unrestricted stock grants before payment of dividends totaling $1,054.  We pay a regular semi-annual cash dividend as described in Item 5 of this Annual Report on Form 10-K.  Prior to 2008, we maintained an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report on Form 10-K.  Due to the difficulty and related cost of raising new capital to support asset growth at this time, we temporarily suspended the buyback program during 2008 and no shares were repurchased during 2009 or 2008.  We do not expect to buyback a significant number of shares under the program during 2010.

During 2008 and 2007, asset growth (primarily commercial related lending) outpaced our retained earnings growth, decreasing the average tangible stockholders’ equity ratio and lowering the total risk-adjusted capital ratio from 11.91% at December 31, 2006 to 10.63% at December 31, 2008.  To retain “well capitalized” status under banking regulation, the total risk adjusted capital ratio must be greater than 10%.  To meet this regulatory capital need, during 2009, we issued 8% Senior Subordinated Notes of $7,000 to supplement our regulatory risk based total capital.  Refer to Item 8, Note 10 in the Notes to Consolidated Financial Statements for detailed information on the Senior Subordinated Notes issue.

We have issued trust preferred securities represented by junior subordinated debentures on the Consolidated Balance Sheets which may provide up to 25% of our total Tier 1 regulatory capital.  Refer to Item 8, Note 11 in the Notes to Consolidated Financial Statements for detailed information on the trust preferred security issue.  As of December, 31, 2009, we could utilize up to approximately $6 million of additional trust preferred securities proceeds as additional Tier 1 regulatory capital under current regulatory rules.  However, the capital markets that packaged/pooled and sold trust preferred securities during the past several years closed down during 2008 due to lack of investment buyers concerned about future credit losses at banks despite a large number of banks desiring to issue additional trust preferred securities.  During 2009, some banking companies were successful raising trust preferred securities on a private placement or individual basis.  We are unable to predict the willingness of trust preferred market investors to further purchase new issues in the future.

During 2008, we applied to the U.S. Treasury Department to issue them 14,000 shares of senior preferred stock with a stated value of $1,000 per share under the TARP Capital Purchase Program (“CPP”).  To facilitate issuance of preferred stock, our shareholders approved the authorization of 30,000 shares of preferred stock at no-par value at a special meeting on December 12, 2008.  Assuming the senior preferred stock was paid in full five years after issue, the annual all-in cost of the preferred stock to be issued under the TARP CPP was projected to be no less than 6.45% per year (10.64% on a tax equivalent basis).  We received approval of our application to sell preferred stock to the

U.S. Treasury during 2009.  However, we declined participation in the program following our approval due to concern participation in the program would be negatively perceived by customers and stakeholders as a “bailout”.  Instead of TARP CPP participation, we raised 8% Senior Subordinated Notes of $7,000 to meet our projected capital need (along with projected capital growth from earnings).  Senior Subordinated Notes and Junior Subordinated Debentures represent approximately 24% of our total regulatory capital.  Unlike our common stock, these capital obligations require regular quarterly interest payments that may not be eliminated if our financial condition were to deteriorate (although the interest payments on junior subordinated notes could be deferred for up to five years before considered a default of the debt).  Therefore, we expect any future capital needs during the next several years beyond retained earnings from operations to be met via issuance of our authorized common or preferred stock, although no current plans for issuance of common or preferred stock exist.

We maintain an incentive stock option plan approved by stockholders during 2001 and a restricted stock plan as described in Item 8, Note 16 of the Notes to Consolidated Financial Statements.  The total expense recognized under both plans was $25, $10, and $0 during 2009, 2008, and 2007, respectively.

OFF-BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB.  As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to November 2008.  We ceased to sell loans to the FHLB under this program in October 2008.  Refer to Item 8, Notes 4, 5, and 15 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program.  These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities.  We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% loss pool.  The north central Wisconsin residential real estate market is experiencing similar home value declines as the state of Wisconsin as a whole, which are moderate when compared to other states in the country.  The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation.  Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,901 at December 31, 2009, and 2008, and $1,079 at December 31, 2007.  During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans.  More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 29.

We have entered into a contract to guarantee repayment of a customer interest rate swap and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate whose purchase was financed as a part of the transaction.  Refer to Item 8, Note 15 of the Notes to Consolidated Financial Statements for more information on the extent of the guarantee and the recourse liability recorded in the balance sheets.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 15 of the Notes to Consolidated Financial Statements.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Residential Mortgage Loan Servicing

We service $233,200 and $183,861 of residential real estate loans which have been sold to the FHLB at December 31, 2009 and 2008, respectively.  We also service $4,564 and $2,044 of residential real estate loans which have been sold to the Federal National Mortgage Association (“FNMA”) at 2009 and 2008, respectively.  Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets.  A servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the

FHLB and FNMA.  For loans originated and sold to the FHLB prior to November 2008, we are also paid a “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB impacting $102,659, or 44% of loans serviced for the FHLB at December 31, 2009.  See also “Off Balance Sheet Arrangements” in Item 8, Note 15 and “Loans” in Note 4 of the Notes to Consolidated Financial Statements.  Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income.  Because no further loans are sold to the FHLB with our credit enhancement, we expect credit enhancement fees to decline in future years as this serviced principal is repaid.  Credit enhancements fees were $105 in 2009 and $158 in 2008.  Refer to Item 8, Note 5 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue.  We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.  Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

We ceased originating loans under the FHLB MPF 100 agent program during November 2003.  During the period November 2003 through November 2008, all FHLB originations were through the FHLB MPF 125 closed loan program.  No credit enhanced loans were sold to the FHLB after October 2008.  Our credit enhancement guarantee provided on MPF loans would reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  Due to historical strength of mortgage borrowers in our markets and relative stability of collateral home values, and the original 1% of principal loss pool provided by the FHLB, we believe the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by us.  Loans originated and sold to the FHLB under their XTRA program do not require credit enhancement and PSB has no risk of principal loss on such loans properly underwritten and sold.

Table 29 summarizes the various programs and investors for which we serviced loans as of December 31, 2009 and 2008.

Table 29:  Residential Mortgage Loan Servicing for Others

At December 31, 2009:
			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 39,908	587	5.41%	81	$ 499	$ 2,494	$ 144	0.36%
FHLB MPF 125	62,751	591	5.78%	44	1,851	1,753	280	0.45%
FHLB XTRA	130,541	902	4.83%	7	n/a	n/a	699	0.54%
FNMA	4,564	34	5.37%	14	n/a	n/a	24	0.53%

Totals	$237,764	2,114	5.19%	29	$ 2,350	$ 4,247	$ 1,147	0.49%

At December 31, 2008:
			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
($000s)	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 62,954	822	5.44%	69	$ 499	$ 2,494	$ 247	0.39%
FHLB MPF 125	119,647	961	5.81%	31	1,851	1,753	523	0.44%
FHLB XTRA	1,260	9	5.39%	–	n/a	n/a	6	0.48%
FNMA	2,044	17	6.08%	13	n/a	n/a	9	0.44%

Totals	$185,905	1,809	5.68%	43	$ 2,350	$ 4,247	$ 785	0.42%

During 2009, we experienced a large amount of growth in our serviced mortgage loan portfolio totaling $51,859, up 28%, as borrowers refinanced loans during a period of historically low interest rates.  We do not expect such serviced loan growth to continue during 2010.  During 2008, serviced mortgages grew $14,954, or 9%.

Contractual Obligations

We are party to various contractual obligations requiring use of funds as part of our normal operations.  Table 30 outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Nonmaturity deposits and overnight federal funds purchased and overnight repurchase obligations are not included in Table 30 because they are not classified as long-term obligations.  Most of these obligations shown in Table 28, including FHLB advances and time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash.  However, renewal of these obligations is dependent on our ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB.  Our funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis as outlined under the section labeled, “LIQUIDITY” in this Annual Report on Form 10-K.

Table 30:  Long-Term Contractual Obligations at December 31, 2009

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

FHLB advances	$ 58,159	$ 725	$17,310	$39,124	$ 1,000
Long-term other borrowings	20,500	7,000	–	8,000	5,500
Senior subordinated notes	7,000	–	–	–	7,000
Junior subordinated debentures	7,732	–	–	–	7,732
Deferred compensation agreements	1,604	62	115	110	1,317
Post-retirement health insurance benefits plan	114	12	22	26	54
Branch bank operating lease commitments	21	21	–	–	–
Executive officer severance benefits	14	12	2	–	–

Total long-term contractual obligations before time deposits	95,144	7,832	17,449	47,260	22,603
Time deposits	178,910	109,955	42,602	26,302	51

Total long-term contractual obligations including time deposits	$274,054	$117,787	$60,051	$73,562	$22,654

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of PSB’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

February 11, 2010

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2009 and 2008

(dollars in thousands except per share data)

Assets	2009	2008

Cash and due from banks	$ 15,010	$ 12,307
Interest-bearing deposits and money market funds	731	865
Federal funds sold	10,596	0

Cash and cash equivalents	26,337	13,172

Securities available for sale (at fair value)	106,185	102,930
Loans held for sale	0	245
Loans receivable, net of allowance for loan losses	437,633	424,635
Accrued interest receivable	2,142	2,195
Foreclosed assets	3,776	521
Premises and equipment, net	10,283	10,929
Mortgage servicing rights, net	1,147	785
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,489	9,969
Other assets	5,612	1,855

TOTAL ASSETS	$606,854	$570,486

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$ 60,003	$ 54,233
Interest-bearing	398,728	373,568

Total deposits	458,731	427,801

Federal Home Loan Bank advances	58,159	65,000
Other borrowings	28,410	25,631
Senior subordinated notes	7,000	0
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,552	4,423

Total liabilities	564,584	530,587

Stockholders’ equity:
Preferred stock – No par value:
Authorized – 30,000 shares; no shares issued or outstanding
Common stock – No par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,751,431 shares	1,751	1,751
Outstanding – 1,559,314 and 1,548,898 shares, respectively
Additional paid-in capital	5,599	5,856
Retained earnings	38,348	36,328
Accumulated other comprehensive income	1,776	1,450
Treasury stock, at cost – 192,117 and 202,533 shares, respectively	(5,204)	(5,486)

Total stockholders’ equity	42,270	39,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606,854	$570,486

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands except per share data)

	2009	2008	2007

Interest and dividend income:
Loans, including fees	$24,903	$25,107	$27,283
Securities:
Taxable	3,117	3,325	2,665
Tax-exempt	1,375	1,366	1,276
Other interest and dividends	12	109	333

Total interest and dividend income	29,407	29,907	31,557

Interest expense:
Deposits	8,701	11,602	13,905
Federal Home Loan Bank advances	2,227	2,541	2,490
Other borrowings	733	903	573
Senior subordinated notes	341	0	0
Junior subordinated debentures	454	454	454

Total interest expense	12,456	15,500	17,422

Net interest income	16,951	14,407	14,135
Provision for loan losses	3,700	885	480

Net interest income after provision for loan losses	13,251	13,522	13,655

Noninterest income:
Service fees	1,448	1,581	1,331
Mortgage banking, net	1,850	1,040	871
Investment and insurance sales commissions	464	460	592
Net gain (loss) on sale and writedown of securities	521	(991)	0
Increase in cash surrender value of bank-owned life insurance	411	369	270
Gain (loss) on sale of premises and equipment	(98)	(14)	13
Other operating income	980	739	623

Total noninterest income	5,576	3,184	3,700

Noninterest expense:
Salaries and employee benefits	7,452	6,844	6,921
Occupancy and facilities	1,822	1,943	1,868
Loss on foreclosed assets	1,130	6	55
Data processing and other office operations	957	962	796
Advertising and promotion	355	336	367
FDIC insurance premiums	986	284	46
Other operating expense	2,127	2,191	1,895

Total noninterest expense	14,829	12,566	11,948

Income before income taxes	3,998	4,140	5,407
Provision for income taxes	882	839	1,267

Net income	$ 3,116	$ 3,301	$ 4,140

Basic earnings per share	$ 2.00	$ 2.13	$ 2.65

Diluted earnings per share	$ 2.00	$ 2.13	$ 2.64

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2007	$1,887	$ 9,645	$30,967	$ (105)	$(7,947)	$34,447

Comprehensive income:
Net income			4,140			4,140
Unrealized gain on securities
available for sale, net of tax of $284				528		528

Total comprehensive income						4,668

Purchase of treasury stock					(1,700)	(1,700)
Proceeds from stock options issued out of treasury		(152)			378	226
Cash dividends declared $.66 per share			(1,026)			(1,026)

Balance, December 31, 2007	1,887	9,493	34,081	423	(9,269)	36,615

Comprehensive income:
Net income			3,301			3,301
Unrealized gain on securities
available for sale, net of tax of $220				427		427
Reclassification adjustment for net security
loss, included in net income, net of tax of $391				600		600

Total comprehensive income						4,328

Return treasury stock to unissued shares	(136)	(3,541)			3,677	0
Grants of restricted stock		(106)			106	0
Vesting of restricted stock		10				10
Cash dividends declared $.68 per share			(1,051)			(1,051)
Cash dividends declared on unvested restricted stock			(3)			(3)

Balance, December 31, 2008	1,751	5,856	36,328	1,450	(5,486)	39,899

Comprehensive income:
Net income			3,116			3,116
Unrealized gain on securities
available for sale, net of tax of $530				642		642
Reclassification adjustment for net security
gain, included in net income, net of tax of $205				(316)		(316)

Total comprehensive income						3,442

Grants of restricted stock		(282)			282	0
Vesting of restricted stock		25				25
Cash dividends declared $.70 per share			(1,082)			(1,082)
Cash dividends declared on unvested restricted stock			(14)			(14)

Balance, December 31, 2009	$1,751	$5,599	$38,348	$1,776	$(5,204)	$42,270

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands except per share data)

	2009	2008	2007

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$ 3,116	$ 3,301	$ 4,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,951	1,648	1,489
Benefit for deferred income taxes	(802)	(763)	(320)
Provision for loan losses	3,700	885	480
Deferred net loan origination costs	(470)	(557)	(498)
Proceeds from sales of loans held for sale	140,574	61,882	36,358
Originations of loans held for sale	(139,373)	(61,157)	(35,406)
Gain on sale of loans	(1,750)	(888)	(463)
Provision for (recapture of) mortgage servicing rights valuation allowance	(113)	158	(21)
Net (gain) loss on sale of premises and equipment	98	14	(13)
Realized gain (loss) on sale and writedown of securities available for sale	(521)	991	0
Net (gain) loss on sale of foreclosed assets	916	(23)	(4)
Increase in cash surrender value of bank owned life insurance	(411)	(369)	(270)
Changes in operating assets and liabilities:
Accrued interest receivable	53	188	81
Other assets	(3,433)	54	(231)
Accrued expenses and other liabilities	129	(2)	174

Net cash provided by operating activities	3,664	5,362	5,496

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	24,445	25,281	21,063
Proceeds from sale of securities available for sale	10,146	0	0
Payment for purchase of securities available for sale	(36,722)	(30,242)	(37,293)
Purchase of Federal Home Loan Bank stock	0	(233)	0
Net increase in loans	(22,355)	(39,013)	(18,248)
Capital expenditures	(254)	(780)	(502)
Proceeds from sale of premises and equipment	0	12	0
Proceeds from sale of foreclosed assets	1,578	565	124
Purchase of bank-owned life insurance	(109)	(872)	(2,558)

Net cash used in investing activities	(23,271)	(45,282)	(37,414)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands except per share data)

	2009	2008	2007

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$ 5,770	$ (1,237)	$ 387
Net increase in interest-bearing deposits	25,160	27,032	10,204
Net increase (decrease) in Federal Home Loan Bank advances	(6,841)	8,000	(3,000)

Net increase (decrease) in other borrowings	2,779	(776)	22,412
Proceeds from issuance of senior subordinated notes	7,000	0	0
Dividends declared	(1,096)	(1,054)	(1,026)
Proceeds from exercise of stock options	0	0	226
Purchase of treasury stock	0	0	(1,700)

Net cash provided by financing activities	32,772	31,965	27,503

Net increase (decrease) in cash and cash equivalents	13,165	(7,955)	(4,415)
Cash and cash equivalents at beginning	13,172	21,127	25,542

Cash and cash equivalents at end	$26,337	$13,172	$21,127

Supplemental cash flow information:
Cash paid during the year for:
Interest	$12,719	$15,666	$17,397
Income taxes	2,160	1,631	1,900

Noncash investing and financing activities:
Loans charged off	$ 1,636	$ 284	$ 134
Loans transferred to foreclosed assets	7,593	410	309
Loans originated on sale of foreclosed properties	1,844	0	0
Grants of unvested restricted stock at fair value	150	100	0
Vesting of restricted stock grants	25	10	0

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

PSB records originated mortgage servicing rights (OMSR) as a component of mortgage banking income when the obligation to service such loans has been retained.  The initial value recorded for OMSR is based on the relative values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described.  The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments.  In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization.  During periods of falling long-term interest rates, prepayments would likely accelerate increasing amortization of existing OMSR against servicing fee income and impair the value of OMSR as described below.

The carrying value of OMSR recorded in PSB’s consolidated balance sheets (“mortgage servicing rights” or MSRs) is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets.  In valuing MSRs, PSB stratifies the loans by year of origination, term of the loan, and range of interest rates within each term.  If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against PSB’s loan servicing fee income, which is included as a component of mortgage banking revenue.  If the periodic evaluation of impairment calls for a valuation allowance less than currently recorded, the decrease in the valuation allowance is recaptured, offsetting amortization from loan prepayments during the period and increasing mortgage banking revenue.  The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

PSB may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  Interest and penalties related to unrecognized benefits are recorded as additional income tax expense.

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

Current Accounting Changes

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.  On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, Business Combinations, became applicable to PSB’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  ASC Topic 805 also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Adoption of these accounting changes did not have a material impact to PSB’s financial statements.

FASB ASC Topic 815, Derivatives and Hedging.  New authoritative accounting guidance under ASC Topic 815, Derivatives and Hedging, amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new authoritative accounting guidance under ASC Topic 815 became effective for PSB on January 1, 2009, but did not have a significant impact on PSB’s financial statements.

FASB ASC Topic 260, Earnings Per Share.  On January 1, 2009, PSB adopted new authoritative accounting guidance under FASB ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) such as awards to PSB employees granted under PSB’s restricted stock compensation program are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Adoption of this new accounting guidance lowered 2008 basic earnings per share by $.01 as prior periods’ earnings per share are adjusted retrospectively when shown comparatively with 2009 earnings per share.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

FASB ASC Topic 855, Subsequent Events.  New authoritative accounting guidance under ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The new authoritative accounting guidance under ASC Topic 855 first became effective for PSB’s financial statements issued after June 30, 2009, and did not have a significant impact upon adoption.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  The new accounting guidance also expanded certain disclosure requirements.  PSB adopted the new authoritative accounting guidance under ASC Topic 820 on June 30, 2009.  Adoption of the new guidance did not significantly impact PSB’s financial statements.

ASC Topic 820 further provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This new authoritative accounting guidance under ASC Topic 820 was adopted on October 1, 2009, and did not have a significant impact on PSB’s financial statements.

FASB ASC Topic 825 Financial Instruments.  New authoritative accounting guidance under ASC Topic 825, Financial Instruments, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information (rather than providing only with annual financial statements) and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.  The new interim disclosures required under Topic 825 were first included in the June 30, 2009, financial statements.  Adoption of this new disclosure did not have a significant impact on PSB’s financial statements.

FASB ASC Topic 320, Investments - Debt and Equity Securities.  New authoritative accounting guidance under ASC Topic 320, Investments - Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  PSB adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 on June 30, 2009.  Adoption of the new guidance did not significantly impact PSB’s financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at period-end and established a three-level hierarchy for fair value measurement.  It also clarified the method to estimate fair value for financial assets exchanged in a market that is not active as well as expanded disclosure about instruments measured at fair value and how changes in fair value have impacted net income.  PSB adopted these changes to ASC Topic 820 during 2008 which had no material impact on its financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

FASB ASC Topic 825, Financial Instruments.  During 2007, the FASB issued new guidance which allowed PSB to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value.  This election established new presentation and disclosure requirements in the event such fair value election was made.  PSB did not elect to measure any financial instruments at fair value in connection with adoption of these changes to ASC Topic 825 on January 1, 2008.

FASB ASC Topic 715, Compensation – Retirement Benefits.  During 2006 and 2007, the FASB issued new guidance to clarify that deferred compensation or postretirement or postemployment benefits should be accounted for separately from the related investments in split-dollar bank-owned life insurance (BOLI).  The benefits of the life insurance investment should be calculated based on the substantive agreement and the benefit plan costs accrued for over the requisite service period.  Adoption of this new guidance to ASC Topic 715 on January 1, 2008, did not have a material effect on PSB’s financial condition or results of operations.

FASB ASC Topic 815, Derivatives and Hedging.  During 2008, the FASB issued new guidance surrounding disclosures concerning credit derivatives and expanded disclosures of guarantors regarding current status of the payment and performance risks.  While PSB does not maintain any credit derivatives, PSB does guarantee to third parties the credit performance of certain customers.  Adoption of these changes to ASC Topic 815 on December 31, 2008, did not have a significant effect on PSB’s financial statements.

FASB ASC Topic 860, Transfers and Servicing.  During 2008, the FASB issued new guidance requiring additional disclosures about transfer of financial assets and variable interest entities.  PSB is not a sponsor of variable interest entities.  However, these changes include additional disclosures associated with loan participations sold to other parties in which the risk and benefits of the underlying loan are not shared equally or on the same basis.  Adoption of these changes to ASC Topic 860 on December 31, 2008, did not have a significant effect on PSB’s financial statements.

Future Accounting Changes

FASB ASC Topic 810, Consolidation.  New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance is intended to address concerns about companies’ ability to structure transactions to avoid consolidation.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010, and is not expected to have a significant impact on PSB’s financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative disclosure guidance under Topic 820 is designed to increase transparency of fair value disclosures.  Under the new guidance, transfers between fair value Levels 1 and 2 must be described and disclosed separately.  In addition, the reconciliation of Level 3 fair value measurements should present activity separately rather than as one net number.  Also, fair value measurement disclosures should include disclosures for each class of assets and liabilities, which class may be a subset of a line item in the consolidated balance sheet.  Lastly, disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring items are required for measurements that fall in either Level 2 or Level 3.  The new disclosures are effective for interim periods beginning January 1, 2010, except for disclosures related to items in the reconciliation of Level 3 fair value measurements, which are effective for interim periods beginning January 1, 2011.  These new disclosures are not expected to have a significant impact on the presentation of PSB’s financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new guidance outlines whether a transfer qualifies for sale accounting when only a portion of a financial asset is transferred and impacts many types of financial assets (i.e. loan participations, sales of mortgages, or installment loans).  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010, and is not expected to have a significant impact on PSB’s financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Subsequent Events

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2009, but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the February 11, 2010, release date.

NOTE 2

CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits.  The total required reserve balance was approximately $25 at December 31, 2009 and 2008.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks that are participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program.  Consequently, all account balances with correspondent banks, except the FHLB, were guaranteed at December 31, 2009.  PSB also maintains cash balances in money market funds.  Such balances are not insured.  Uninsured cash and cash equivalent balances totaled $731 and $865 at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 3

SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2009

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$ 10,003	$ 224	$ 0	$ 10,227
Obligations of states and political subdivisions	46,022	1,335	179	47,178
U.S. agency issued residential mortgage-backed securities	22,617	1,251	0	23,868
U.S. agency issued residential collateralized mortgage obligations	21,965	438	57	22,346
Privately issued residential collateralized mortgage obligations	925	11	0	936
Nonrated trust preferred securities	1,650	0	88	1,562
Other equity securities	73	0	5	68

Totals	$103,255	$3,259	$329	$106,185

December 31, 2008

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$ 11,988	$ 519	$ 0	$ 12,507
Obligations of states and political subdivisions	36,982	588	306	37,264
U.S. agency issued residential mortgage-backed securities	35,814	1,304	1	37,117
U.S. agency issued residential collateralized mortgage obligations	13,516	231	3	13,744
Privately issued residential collateralized mortgage obligations	603	1	8	596
Nonrated trust preferred securities	1,650	0	27	1,623
Other equity securities	98	0	19	79

Totals	$100,651	$2,643	$364	$102,930

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Nonrated trust preferred securities at December 31, 2009 and 2008 consist of separate obligations issued by three holding companies headquartered in Wisconsin.

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2009

Obligations of states and political subdivisions	$7,412	$170	$ 532	$ 9	$ 7,944	$179
U.S. agency issued residential collateralized
mortgage obligations	2,427	57	0	0	2,427	57

Nonrated trust preferred securities	0	0	1,562	88	1,562	88

Other equity securities	20	5	0	0	20	5

Total temporarily impaired securities	$9,859	$232	$2,094	$97	$11,953	$329

2008

Obligations of states and political subdivisions	$5,849	$248	$2,327	$58	$ 8,176	$306
U.S. agency issued residential mortgage-
backed securities	0	0	305	1	305	1
U.S. agency issued residential collateralized
mortgage obligations	662	1	1,637	2	2,299	3
Privately issued residential collateralized
mortgage obligations	292	5	217	3	509	8
Nonrated trust preferred securities	1,623	27	0	0	1,623	27
Other equity securities	31	19	0	0	31	19

Total temporarily impaired securities	$8,457	$300	$4,486	$64	$12,943	$364

At December 31, 2009, 30 debt and equity securities had unrealized losses with aggregate depreciation of 2.68% from the amortized cost basis.  These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase and are not due to changes in the financial condition of the issuers.  However, the unrealized loss on nonrated trust preferred securities is due to an increase in credit spreads for risk on such investments demanded in the market, but not specific to the securities held by PSB.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements.  Since management does not intend to sell and has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$ 7,070	$ 7,214
Due after one year through five years	16,894	17,492
Due after five years through ten years	22,639	23,208
Due after ten years	11,072	11,053

Subtotals	57,675	58,967
Mortgage-backed securities and collateralized mortgage obligations	45,507	47,150

Totals	$103,182	$106,117

Securities with a fair value of $51,189 and $43,216 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During 2009, proceeds from the sale of securities totaled $10,146 with a gross gain of $531 ($322 after-tax effects) and a gross loss of $10 ($6 after-tax effects).  There was no sale of securities during 2007 and 2008.  During 2008, PSB realized a loss of $991 ($600 after-tax benefits) on recognition of other than temporary impairment to the historical cost basis of its investment in FNMA preferred stock.

NOTE 4

LOANS

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2009	2008

Commercial, industrial, and municipal	$132,542	$131,539
Commercial real estate mortgage	198,371	176,411
Residential real estate mortgage	74,503	77,768
Real estate construction	15,322	25,545
Residential real estate home equity	23,769	20,923
Consumer and individual	4,355	4,559

Subtotals	448,862	436,745
Net deferred loan costs	315	345
Loans in process of disbursement	(3,933)	(6,934)
Allowance for loan losses	(7,611)	(5,521)

Net loans receivable	$437,633	$424,635

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest.  The rate of interest on some of these loans is capped over the life of the loan.  At December 31, 2009 and 2008, PSB held $16,931 and $17,623, respectively, of variable rate loans with interest rate caps.  At December 31, 2009, none of the loans had reached the interest rate cap.

PSB, in the ordinary course of business, grants loans to its executive officers and directors, including their families and firms in which they are principal owners.  All loans to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

with others and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.  Activity in such loans is summarized below:

	2009	2008

Loans outstanding at beginning	$8,946	$ 7,217
New loans	2,604	7,554
Repayments	(4,032)	(5,825)

Loans outstanding at end	$7,518	$ 8,946

At December 31, 2009 and 2008, PSB had total loans receivable of approximately $4,633 and $5,902, respectively, from one related party.

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2009	2008	2007

Impaired loans without a valuation allowance	$ 3,772	$3,490	$1,172
Impaired loans with a valuation allowance	9,452	6,195	988

Total impaired loans before valuation	13,224	9,685	2,160
Valuation allowance related to impaired loans	1,988	547	220

Net impaired loans	$11,236	$9,138	$1,940

	Years Ended December 31,
	2009	2008	2007

Average recorded investment, net of allowance for loan losses	$12,584	$9,862	$2,894

Interest income recognized	$ 287	$ 369	$ 303

Interest income recognized on a cash basis on impaired loans	$ 0	$ 0	$ 0

No additional funds are committed to be advanced in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2009 and 2008 were $13, $298 and $10,590, respectively.  There were no loans past due 90 days or more but still accruing income at December 31, 2009 and 2008.

An analysis of the allowance for loan losses for the three years ended December 31 follows:

	2009	2008	2007

Balance, January 1	$ 5,521	$4,850	$4,478
Provision charged to operating expense	3,700	885	480
Recoveries on loans	26	70	26
Loans charged off	(1,636)	(284)	(134)

Balance, December 31	$ 7,611	$5,521	$4,850

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2009, PSB serviced payments on $102,659 of first lien residential loan principal under these terms for the FHLB.  At December 31, 2009, the maximum PSB obligation for such guarantees would be approximately $2,350 if total foreclosure losses on the entire pool of loans exceed approximately $4,247.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.  PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible losses.

At December 31, 2009, PSB had originated and sold $4,465 of commercial and commercial real estate loans to other participating financial institutions to accommodate customer credit needs and maintain compliance with internal and external large borrower limits.  Likewise, at December 31, 2009, PSB had purchased $16,240 of commercial and commercial real estate loans originated by other Wisconsin-based financial institutions as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers.  PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB, and no servicing right asset or liability has been recognized on these relationships.  Except for one participation purchased loan totaling $997 (on which the originating bank bears all risk of principal loss) and two participation sold loans totaling $1,064, any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

NOTE 5

MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $237,764 and $185,905 at December 31, 2009 and 2008, respectively.  The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total

Balance at January 1, 2007	$ 966	$ (58)	$ 908

Additions from originated servicing	130	0	130
Amortization charged to earnings	(170)	0	(170)
Change in valuation allowance credited to earnings	0	21	21

Balance at December 31, 2007	926	(37)	889

Additions from originated servicing	360	0	360
Amortization charged to earnings	(306)	0	(306)
Change in valuation allowance charged to earnings	0	(158)	(158)

Balance at December 31, 2008	980	(195)	785

Additions from originated servicing	825	0	825
Amortization charged to earnings	(576)	0	(576)
Change in valuation allowance credited to earnings	0	113	113

Balance at December 31, 2009	$1,229	$ (82)	$1,147

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The table below summarizes the components of PSB’s mortgage banking income for the three years ending December 31, 2009.

	Years Ending December 31,
	2009	2008	2007

Cash gain on sale of mortgage loans	$ 956	$ 368	$ 327
Originated mortgage servicing rights	825	360	130
Change in accrued mortgage rate lock commitments	(153)	160	0

Gain on sale of mortgage loans	1,628	888	457

Mortgage servicing fee income	580	458	425
FHLB credit enhancement fee income	105	158	138
Amortization of mortgage servicing rights	(576)	(306)	(170)
Change in servicing right valuation allowance	113	(158)	21

Loan servicing fee income, net	222	152	414

Mortgage banking income, net	$1,850	$1,040	$ 871

NOTE 6

PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31 follows:

	2009	2008

Land	$ 2,235	$ 2,235
Buildings and improvements	9,205	9,209
Furniture and equipment	4,700	5,783

Total cost	16,140	17,227
Less – Accumulated depreciation and amortization	5,857	6,298

Totals	$10,283	$10,929

Depreciation and amortization charged to operating expenses amounted to $801 in 2009, $907 in 2008, and $889 in 2007.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease.  PSB has the option to renew the noncancelable branch location lease for one additional two-year term upon expiration in May 2010.  The lease is classified as operating.  Future minimum payments under the noncancelable lease total $21 during 2010.

Rental expense for all operating leases was $67, $66, and $65, for the years ended December 31, 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 7

DEPOSITS

The distribution of deposits at December 31 is as follows:

	2009	2008

Non-interest-bearing demand	$ 60,003	$ 54,233
Interest-bearing demand (NOWs)	92,567	83,397
Wholesale market interest-bearing demand (NOWs)	9,501	0
Savings	23,394	21,953
Money market	94,356	71,320
Retail time	111,216	132,049
Wholesale market and national time	67,694	64,849

Total deposits	$458,731	$427,801

The scheduled maturities of time deposits at December 31, 2009, are summarized as follows:

2010	$109,955
2011	24,844
2012	17,758
2013	12,151
2014	14,151
Thereafter	51

Total	$178,910

Time deposits with individual balances of $100 and over totaled $118,344 and $127,278 at December 31, 2009 and 2008, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2009 and 2008 totaled $2,918 and $3,872, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 8

FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2009

Fixed rate, interest only	2010	0.34%	0.34%	$ 725
Fixed rate, interest only	2011	0.97%-3.71%	3.05%	7,310
Fixed rate, interest only	2012	2.51%-4.06%	3.55%	10,000
Fixed rate, interest only	2013	2.58%-3.75%	3.09%	8,075
Fixed rate, interest only	2014	2.69%-3.45%	3.19%	31,049
Puttable fixed rate, interest only	2019	1.91%	1.91%	1,000

Totals			3.19%	$58,159

2008

Adjustable rate, interest only	2009	0.39%	0.39%	$ 3,000
Fixed rate, interest only	2009	2.88%-4.50%	3.79%	23,100
Fixed rate, interest only	2010	3.24%-4.88%	4.24%	20,400
Fixed rate, interest only	2011	3.38%-3.71%	3.60%	7,500
Fixed rate, interest only	2012	3.94%-4.06%	4.02%	8,000
Fixed rate, interest only	2013	3.26%-3.75%	3.59%	3,000

Totals			3.77%	$65,000

The puttable fixed rate advance outstanding at December 31, 2009, maturing in 2019 is puttable at the one-time option of the FHLB during 2012.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  PSB may draw upon an FHLB open line of credit up to approximately 65% of unencumbered 1-4 family residential first mortgage loans and 46% of residential junior mortgage loans pledged as collateral out of its portfolio.  The FHLB advances are also secured by $3,250 of FHLB stock owned by PSB at December 31, 2009.  PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $79,089 based on pledged performing residential real estate mortgage collateral totaling $120,939 as of December 31, 2009.  At December 31, 2009, PSB’s available and unused portion of this line of credit totaled approximately $20,930.  PSB also has, under a current agreement with the FHLB, an ability to borrow up to $45,984 by pledging securities available for sale.

FHLB advances drawn by PSB totaling greater than $65,000 would require PSB to purchase additional shares of FHLB capital stock.  FHLB capital stock does not currently pay dividends and transfer of the stock is substantially restricted.

NOTE 9

OTHER BORROWINGS

Other borrowings consist of the following obligations at December 31 as follows:

	2009	2008

Federal funds purchased	$ 0	$ 2,505
Short-term repurchase agreements	7,910	1,638
Long-term repurchase agreements	0	988
Wholesale structured repurchase agreements	20,500	20,500

Total other borrowings	$28,410	$25,631

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $32,894 and $25,225 at December 31, 2009 and 2008, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

	2009	2008

As of end of year:
Weighted average rate	3.50%	3.27%
For the year:
Highest month-end balance	$30,349	$39,206
Daily average balance	$26,131	$25,023
Weighted average rate	2.81%	3.61%

The wholesale structured repurchase agreements are with JP Morgan Chase Bank N.A. and carry fixed and adjustable rates.  Adjustable rates during the initial lock-out period change quarterly based on the three-month London Interbank Offered Rate (LIBOR) subject to a rate cap equal to the fixed put rate.  Following initial lock-out periods, the repurchase agreements may be put back by the issuer to PSB or convert to predetermined fixed rates for the remaining outstanding term if the put is not exercised.  The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2009:

Optional Put	Maturity Date	Current Rate	Fixed Put Rate	Amount

	March 5, 2010	4.650%	N/A	$ 7,000
	November 1, 2014	4.335%	N/A	8,000
November 1, 2010	November 1, 2017	4.090%	4.090%	5,500

Totals		4.377%		$20,500

During 2009, PSB entered into an agreement with the Federal Reserve to participate in their “Borrower in Custody” program in which performing commercial and commercial real estate loans may be pledged against short-term Discount Window advances.  At December 31, 2009, the maximum amount of available advances from the Discount Window totaled $100 million, subject to available collateral pledged under the Borrower in Custody program or pledge of qualifying investment securities.  At December 31, 2009, PSB had pledged $157,363 of commercial loans in the program, which permitted Discount Window advances up to $74,261 against this collateral.  No investment securities were pledged against the line at December 31, 2009.  There were no Discount Window advances outstanding at December 31, 2009 or 2008.

PSB maintains a line of credit at the parent holding company level with U.S. Bank for advances up to $1 million which expires on February 28, 2010.  By mutual agreement, PSB and the lender reduced the maximum line of credit from $3 million to $1 million on February 27, 2009.  The line carries a variable rate of interest based on changes in the one-month LIBOR subject to a non-usage fee.  At December 31, 2009, PSB had violated a covenant of the line of credit, as the allowance for loan losses at December 31, 2009, was less than 60% of total nonperforming loans with an actual ratio of 57.2%.  PSB obtained a written waiver of this covenant violation from the lender.  As of December 31, 2009 and 2008, no advances were outstanding on the line of credit.

NOTE 10

SENIOR SUBORDINATED NOTES

During 2009, PSB issued $7,000 of Senior Subordinated Notes (“Notes”) on a private placement basis.  The Notes carry a fixed interest rate of 8.00% paid quarterly maturing on July 1, 2019.  At its option, PSB may prepay the Notes in whole or in part beginning July 1, 2012.  Under current banking regulatory capital rules, for the first five years of the issue, PSB may reclassify the Notes as Tier 2 equity capital.  Beginning in the sixth year, the amount eligible to be classified as regulatory capital declines 20% per year until the Note’s final maturity.  Total interest expense on the Notes was $341 during 2009.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 11

JUNIOR SUBORDINATED DEBENTURES

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005.  The subordinated debentures mature in 2035 and carry an initial fixed rate of 5.82% until September 2010.  Following the fixed period, the rate is adjusted quarterly to the three month LIBOR plus 1.70%.  Total interest expense on the junior subordinate debentures was $454 in 2009, 2008, and 2007, respectively.  The subordinated debentures may be called by PSB in part or in full on September 15, 2010, and quarterly thereafter.

PSB has fully and unconditionally guaranteed all the obligations of the Trust.  The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities to the extent of the funds held by the Trust.  The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes.

NOTE 12

RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees.  Beginning in 2008, PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary.  Prior to 2008, PSB matched 50% of employees’ salary deferrals up to the first 6% of pay deferred.  PSB also may declare a discretionary profit sharing contribution.  The expense recognized for contributions to the plan for the years ended December 31, 2009, 2008, and 2007 was $274, $356, and $309, respectively.

PSB maintains deferred compensation agreements with certain executives and directors.  PSB matches 20% of the amount of employees’ salary deferrals up to the first 15% of pay deferred.  PSB directors may elect to defer earned directors’ fees into a separate deferred directors’ fees plan.  No PSB match is made on deferred directors’ fees.  Beginning in 2008, cumulative deferred balances earn a crediting rate generally equal to 100% of PSB’s return on average equity subject to a maximum crediting rate of 15% per year.  Prior to 2008, the crediting rate was equal to 50% of PSB’s return on equity.  The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15 years following each participant’s normal retirement date.  PSB is accruing this liability over the participant’s remaining periods of service.  The liability outstanding under the agreements was $1,604 and $1,504 at December 31, 2009 and 2008, respectively.  The amount charged to operations was $127, $160, and $62, for 2009, 2008, and 2007, respectively.

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired bank officers and their spouses.  Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005.  Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement.  Plan benefits for these retired officers continue until the officer’s death.  No current employees are eligible for benefits under this plan.  At December 31, 2009, there were five retirees receiving benefits.  The liability for future postretirement health care benefits was $114 and $134 at December 31, 2009 and 2008, respectively.  Postretirement health care benefit plan (income) expense was ($14), ($12), and ($22), in 2009, 2008, and 2007, respectively.

Prior to 2008, PSB entered into severance agreements with former executives that provided lump sum payments or continuation of salary called for under previous employment agreements and health insurance premium costs until reaching age 65.  The liability for benefits under the agreements was $14 and $26 at December 31, 2009 and 2008, respectively.  Severance plan expense (income) recorded by PSB for all executive severance agreements totaled ($6), $4, and $146, in 2009, 2008, and 2007, respectively.

NOTE 13

SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $55 per year for each individual with no stop-loss per year for participants in the aggregate.  Coverages will continue at the same level in 2010.  PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums.  Medical benefit plan costs are expensed as incurred.  The liability recognized for claims incurred but not yet paid was $123 and $118 as of December 31, 2009 and 2008, respectively.  Health and dental insurance expense recorded in 2009, 2008, and 2007 was $882, $828, and $700, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 14

INCOME TAXES

The components of the provision for income taxes are as follows:

	2009	2008	2007

Current income tax provision:
Federal	$1,244	$1,287	$1,300
State	440	315	287

Total current	1,684	1,602	1,587

Deferred income tax benefit:
Federal	(652)	(593)	(281)
State	(150)	(170)	(39)

Total deferred	(802)	(763)	(320)

Total provision for income taxes	$ 882	$ 839	$1,267

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2009		2008		2007
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$1,359	34.0	$1,408	34.0	$1,838	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(557)	(13.9)	(536)	(12.9)	(484)	(9.0)
Federal tax refund	0	0.0	0	0.0	(200)	(3.7)
Bank-owned life insurance	(140)	(3.5)	(125)	(3.0)	(92)	(1.7)
State income tax	191	4.8	96	2.3	164	3.0
Other	29	0.7	(4)	(0.1)	41	0.8

Provision for income taxes	$ 882	22.1	$ 839	20.3	$1,267	23.4

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities.  The major components of the net deferred tax assets are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$2,999	$2,090
Deferred compensation and directors’ fees	646	593
Federal National Mortgage Association preferred stock	195	391
State net operating loss	150	150
Accrued interest receivable	184	205
Foreclosed assets	217	17
Other	131	53
Valuation allowances	(150)	(150)

Gross deferred tax assets	4,372	3,349

Deferred tax liabilities:
Premises and equipment	569	660
Mortgage servicing rights	455	309
FHLB stock	326	326
Unrealized gain on securities available for sale	1,154	829
Deferred net loan origination costs	134	141
Prepaid expenses	288	115

Gross deferred tax liabilities	2,926	2,380

Net deferred tax asset	$1,446	$ 969

Prior to 2009, PSB paid state income taxes on individual, unconsolidated net earnings.  At December 31, 2009, net operating loss carryforwards of the parent company of approximately $2.8 million existed to offset future state taxable income.  These net operating losses will begin to expire in 2012.  A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income.  If realized, the tax benefit for this item will reduce current tax expense for that period.  The valuation allowance increased $0 and $38 in 2009 and 2008, respectively.

At December 31, 2009, federal tax returns remained open for Internal Revenue Service (IRS) review for tax years after 2005, while state tax returns remain open for review by state taxing authorities for tax years after 2004.  There were no federal or state income tax audits being conducted at December 31, 2009.

The IRS audited PSB’s federal income tax returns for 1999 through 2002 and disallowed a portion of the Bank’s interest deductions for such years.  The IRS believed that municipal bonds owned by PSB’s Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing PSB’s allowable interest expense deductions.  In 2007, the United States Tax Court ruled in PSB’s favor on all significant points of the case, and the IRS did not appeal that decision.  PSB has received a refund of previous tax and interest paid based on the Tax Court ruling.  Recognition of the refund plus interest reduced federal income tax expense by approximately $200 during 2007.

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

	2009	2008

Commitments to extend credit – Fixed and variable rates	$57,216	$ 66,031
Commercial standby letters of credit – Variable rate	8,185	12,733
Unused home equity lines of credit – Primarily variable rate	19,042	18,675
Unused credit card commitments – Variable rate	3,267	3,139
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	2,350	2,350

Totals	$90,060	$102,928

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

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”).  In addition to entering into forward commitments to sell mortgage loans to various secondary market agency providers, PSB enters into firm commitments to deliver loans to the FHLB through the Program.  Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans.  PSB had approximately $730 in firm commitments outstanding to deliver loans through the Program at December 31, 2009 from rate lock commitments made with customers.  Once delivered to the Program, until November 2008, PSB provided a contractually agreed-upon credit enhancement with the commitment to perform servicing of the loans.  Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum.  PSB received a fee for this credit enhancement.  PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.  PSB no longer delivers loans to the FHLB or other secondary market agency providers that required a credit enhancement guarantee.

Guarantee Credit Risk

PSB has guaranteed repayment of a certain customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate.  The total principal amount guaranteed by PSB totaled $5,924 and $6,853 at December 31, 2009 and 2008, respectively.  The letter of credit guarantee expires in 2010, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

carried at estimated fair market value and totaled $93 and $99 at December 31, 2009 and 2008, respectively.  Income recognized on the guarantee totaled $40 during 2009, $41 during 2008, and $16 during 2007.  PSB’s customer has made all required payments to the various counterparties associated with the transaction and is considered to represent lower than average credit risk.

Concentration of Credit Risk

PSB grants residential mortgage, commercial, and consumer loans predominantly in Marathon, Oneida, and Vilas counties, Wisconsin.  There are no significant concentrations of credit to any one debtor or industry group.  Management believes the diversity of the local economy prevents significant losses during economic downturns.

Contingencies

In the normal course of business, PSB is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 16

STOCK BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant.  Options may be exercised anytime after the option grant’s six-month anniversary.  These options expire ten years after the grant date and all currently unexercised options will expire between December 2011 and April 2012.  As of December 31, 2009, all 4,281 options outstanding were eligible to be exercised at exercise prices ranging from $15.80 to $16.83 per share.  The following table summarizes information regarding stock options outstanding at December 31, 2009, and activity during the three years ended December 31, 2009, 2008, and 2007.

		Weighted
		Average
	Shares	Price

January 1, 2007	19,586	16.08
Options granted	0
Options exercised	(14,026)	16.14
Option forfeited	(1,084)	15.83

December 31, 2007	4,476	15.96
Options granted	0
Options exercised	0
Option forfeited	0

December 31, 2008	4,476	$15.96
Options granted	0
Options exercised	0
Option forfeited	(195)	$15.86

December 31, 2009	4,281	$15.96

No common stock options were issued and no expense was recorded in the three years ended December 31, 2009.  As of December 31, 2009, no additional shares of common stock remain reserved for future grants to officers and key employees under the option plan approved by the shareholders.

The total estimated intrinsic value of options exercised during 2007 was $170.  Cash received from options exercised during 2007 was $226.  There were no significant tax benefits realized for tax deductions from the exercise of stock options during the three years ended December 31, 2009.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

During 2009, total compensation expense of $25 (before tax benefits of $10) was recorded from amortization of restricted shares expected to vest upon the initial vesting date.  During 2008, total compensation expense of $10 (before tax benefits of $4) was recorded from amortization of restricted shares expected to vest upon the initial vesting date.  As of December 31, 2009, 14,332 shares of restricted stock remained unvested.  Future projected compensation expense (before tax benefits) assuming all restricted shares eventually vest to employees would be as follows:

2010	$ 35
2011	50
2012	50
2013	50
Thereafter	30

Total	$215

NOTE 17

CAPITAL REQUIREMENTS

PSB and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on PSB’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PSB and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk weighted assets):
Consolidated	$60,995	12.49%	$39,068	8.00%	N/A	N/A
Peoples State Bank	$60,065	12.30%	$39,067	8.00%	$48,833	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$47,874	9.81%	$19,520	4.00%	N/A	N/A
Peoples State Bank	$53,944	11.05%	$19,527	4.00%	$29,291	6.00%

Tier I capital (to average assets):
Consolidated	$47,874	8.12%	$23,583	4.00%	N/A	N/A
Peoples State Bank	$53,944	9.16%	$23,556	4.00%	$29,445	5.00%

As of December 31, 2008:
Total capital (to risk weighted assets):
Consolidated	$51,373	10.63%	$38,680	8.00%	N/A	N/A
Peoples State Bank	$50,754	10.50%	$38,677	8.00%	$48,346	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$45,852	9.48%	$19,340	4.00%	N/A	N/A
Peoples State Bank	$45,233	9.36%	$19,339	4.00%	$29,008	6.00%

Tier I capital (to average assets):
Consolidated	$45,852	8.19%	$22,402	4.00%	N/A	N/A
Peoples State Bank	$45,233	8.08%	$22,400	4.00%	$28,001	5.00%

NOTE 18

EARNINGS PER SHARE

Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Unvested but issued restricted stock shares are considered to be outstanding for purposes of calculating weighted average number of shares outstanding to determine basic and diluted earnings per share and net book value per share.

Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding under incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  All stock options are assumed to be 100% vested for purposes of the diluted earnings per share computations.  The computation of earnings per share for the years ended December 31 are as follows:

	2009	2008	2007

Weighted average shares outstanding	1,559,285	1,548,898	1,565,212
Effect of dilutive stock options outstanding	744	1,347	4,851

Diluted weighted average shares outstanding	1,560,029	1,550,245	1,570,063

Basic earnings per share	$2.00	$2.13	$2.65

Diluted earnings per share	$2.00	$2.13	$2.64

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 19

RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB.  At December 31, 2009, management believes that maintaining the regulatory framework of the Bank at the well-capitalized level will effectively restrict potential dividends from the Bank to an amount less than $11,232.  Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator.

NOTE 20

FAIR VALUE MEASUREMENTS

Certain assets and liabilities are recorded or disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Under current accounting guidance, PSB groups assets and liabilities which are recorded at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).

Following is a brief description of each level of the fair value hierarchy:

Level 1 – Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 – Fair value measurement is based on 1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for identical or similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data..

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

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired (see Note 4) may be measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.  Fair value measurements of underlying collateral that utilize

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
2009
Assets:
Securities available for sale	$106,185	$0	$104,576	$1,609
Loans held for sale	0	0	0	0

Total assets	$106,185	$0	$104,576	$1,609

2008
Assets:
Securities available for sale	$102,930	$0	$101,260	$1,670
Loans held for sale	245	0	245	0

Total assets	$103,175	$0	$101,505	$1,670

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31:

Securities
Available
for Sale

Balance at January 1, 2008:	$2,198
Total realized/unrealized losses:
Included in earnings	0
Included in other comprehensive income	(28)
Purchases, maturities, and sales	(500)

Balance at December 31, 2008	$1,670

Total gains (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at December 31, 2008	$0

Balance at January 1, 2009:	$1,670
Total realized/unrealized losses:
Included in earnings	0
Included in other comprehensive income	(61)
Purchases, maturities, and sales	0

Balance at December 31, 2009	$1,609

Total gains (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at December 31, 2009	$0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31 follows.

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
2009
Assets:
Impaired loans	$ 7,464	$0	$0	$ 7,464
Foreclosed assets	3,776	0	0	3,776
Mortgage servicing rights	1,147	0	0	1,147
Mortgage rate lock commitments	7	0	0	7

Total assets	$12,394	$0	$0	$12,394

Liabilities - Guarantee liability	$93	$0	$0	$93

2008
Assets:
Impaired loans	$ 5,648	$0	$0	$ 5,648
Mortgage servicing rights	785	0	0	785
Mortgage rate lock commitments	160	0	0	160

Total assets	$ 6,593	$0	$0	$ 6,593

Liabilities - Guarantee liability	$ 99	$0	$0	$ 99

At December 31, 2009, loans with a carrying amount of $9,452 were considered impaired and were written down to their estimated fair value of $7,464 net of a valuation allowance of $1,988.  At December 31, 2008, loans with a carrying amount of $6,195 were considered impaired and were written down to their estimated fair value of $5,648, net of a valuation allowance of $547.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At December 31, 2009, mortgage servicing rights with a carrying amount of $1,229 were considered impaired and were written down to their estimated fair value of $1,147, resulting in an impairment allowance of $82.  At December 31, 2008, mortgage servicing rights with a carrying amount of $980 were considered impaired and were written down to their estimated fair value of $785, resulting in an impairment charge of $158.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$ 26,337	$ 26,337	$ 13,172	$ 13,172
Securities	106,185	106,185	102,930	102,930
Net loans receivable and loans held for sale	437,633	440,162	424,880	428,306
Accrued interest receivable	2,142	2,142	2,195	2,195
Mortgage servicing rights	1,147	1,147	785	785
Mortgage rate lock commitments	7	7	160	160
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,489	10,489	9,969	9,969

Financial liabilities:

Deposits	$458,736	$462,040	$427,801	$430,757
FHLB advances	58,157	59,865	65,000	67,616
Other borrowings	28,410	29,717	25,631	27,569
Senior subordinated notes	7,000	6,698	–	–
Junior subordinated debentures	7,732	7,498	7,732	6,991
Accrued interest payable	975	975	1,238	1,238
Guarantee liability	93	93	99	99

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 21

CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are condensed balance sheets as of December 31, 2009 and 2008, and condensed statements of income and cash flows for the years ended December 31, 2009, 2008, and 2007, for PSB Holdings, Inc.

Balance Sheets

December 31, 2009 and 2008

Assets	2009	2008

Cash and due from banks	$ 1,228	$ 884
Investment in Peoples State Bank	55,840	46,780
Other assets	640	514

TOTAL ASSETS	$57,708	$48,178

Liabilities and Stockholders’ Equity

Accrued dividends payable	$ 546	527
Senior subordinated notes	7,000	0
Junior subordinated debentures	7,732	$ 7,732
Other liabilities	160	20
Total stockholders’ equity	42,270	39,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,708	$48,178

Statements of Income

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Income:
Dividends from Peoples State Bank	$ 1,950	$ 1,500	$ 2,611
Dividends from other investments	17	17	18
Interest	12	8	11

Total income	1,979	1,525	2,640

Expenses:
Interest expense on senior subordinated notes	341	0	0
Interest expense on junior subordinated debentures	454	454	454
Transfer agent and shareholder communication	27	29	33
Other	123	251	58

Total expenses	945	734	545

Income before income taxes and equity in
undistributed net income of Peoples State Bank	1,034	791	2,095
Recognition of income tax benefit	372	241	176

Net income before equity in undistributed
net income of Peoples State Bank	1,406	1,032	2,271
Equity in undistributed net income of Peoples State Bank	1,710	2,269	1,869

Net income	$ 3,116	$ 3,301	$ 4,140

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$3,116	$ 3,301	$ 4,140
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(1,710)	(2,269)	(1,869)
(Increase) decrease in other assets	(125)	(96)	8
Increase (decrease) in other liabilities	140	0	(4)
Increase in dividends payable	19	17	1

Net cash provided by operating activities	1,440	953	2,276

Net cash used in investing activities –
Investment in Peoples State Bank	(7,000)	(100)	0

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	0	0	0
Proceeds from issuance of senior subordinated notes	7,000	0	0
Dividends declared	(1,096)	(1,054)	(1,026)
Proceeds from stock options issued out of treasury	0	0	226
Proceeds from stock shares issued to Peoples State Bank out of
treasury used to pay directors’ fees	0	0	0
Purchase of treasury stock	0	0	(1,700)

Net cash provided by (used in) financing activities	5,904	(1,054)	(2,500)

Net increase (decrease) in cash and due from banks	344	(201)	(224)
Cash and due from banks at beginning	884	1,085	1,309

Cash and due from banks at end	$1,228	$ 884	$ 1,085

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 22

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Three months ended
	March 31	June 30	September 30	December 31

2009

Interest income	$7,331	$7,324	$7,279	$7,473
Interest expense	3,231	3,156	3,153	2,916
Net interest income	4,100	4,168	4,126	4,557
Provision for loan losses	700	600	800	1,600
Noninterest income	1,368	1,442	1,203	1,563
Net income	1,006	883	738	489
Basic earnings per share*	0.65	0.57	0.47	0.31
Diluted earnings per share*	0.65	0.57	0.47	0.31

2008

Interest income	$7,704	$7,456	$7,310	$7,437
Interest expense	4,141	3,888	3,822	3,649
Net interest income	3,563	3,568	3,488	3,788
Provision for loan losses	135	135	285	330
Noninterest income	1,024	1,072	21	1,090
Net income	1,002	1,019	221	1,059
Basic earnings per share*	0.65	0.66	0.14	0.68
Diluted earnings per share*	0.65	0.66	0.14	0.68

2007

Interest income	$7,617	$7,826	$8,013	$8,101
Interest expense	4,192	4,261	4,516	4,453
Net interest income	3,425	3,565	3,497	3,648
Provision for loan losses	120	120	120	120
Noninterest income	841	997	927	935
Net income	799	1,008	1,021	1,312
Basic earnings per share*	0.50	0.64	0.66	0.85
Diluted earnings per share*	0.50	0.64	0.66	0.85

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2009, of PSB’s disclosure controls and procedures.  PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in  Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 15, 2010, relating to the 2010 annual meeting of stockholders (the “2010 Proxy Statement”) under the subcaption “Proposal No. 1 - Election of Directors – Election of Directors.”

PSB’s executive officers include Peter W. Knitt, age 51, President and Chief Executive Officer of PSB and Peoples State Bank since July 2006 and previously Senior Vice President of Peoples State Bank, and Scott M. Cattanach, age 41, Treasurer of PSB and Secretary of PSB since January 2007, and Senior Vice President and Chief Financial Officer of Peoples State Bank.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

In order to qualify as an “audit committee financial expert,” a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements.  PSB’s size and geographic location make it difficult to recruit directors who have these specific qualifications.  While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB’s market area and an understanding of PSB’s customer base, in addition to meeting the other general criteria described in the 2010 Proxy Statement under “Election of Directors – Nominations – Qualifications,” and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics.  Moreover, the Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise.  The Board will consider any potential candidates who meet its current general qualification criteria and those of an “audit committee financial expert,” but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee’s charter.

Item 11.

EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Proposal No. 1 - Election of Directors – Director Compensation for 2009.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2010 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

The following table sets forth, as of December 31, 2009, information with respect to the sole compensation plan under which PSB’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	4,281	$15.96	0

Equity compensation plans
not approved by security holders	0	N/A	N/A

Total	4,281	$15.96	0

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Proposal No. 1 - Election of Directors – Director Compensation for 2009.”

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of this report.

(1)

The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2009 and 2008

(ii)

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

(iii)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007

(iv)

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

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

3.1

Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 16, 2008)

3.2

Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1

Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2

Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3

Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the form of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1

Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2

Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3

2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4

Peoples State Bank 2010 Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2010)*

10.5

Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.6

Amendment to Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

10.7

Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 17, 2008)*

10.8

Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 23, 2009)*

10.9

Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.10

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.11

2005 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*

10.12

Peoples State Bank Survivor Income Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2004)*

10.13

Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)*

10.14

Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 17, 2008)*

10.15

Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 23, 2009)*

10.16

Executive Deferred Compensation Agreement with Peter W. Knitt dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.17

Amendment to Executive Deferred Compensation Agreement with Peter W. Knitt dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.18

Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

21.1

Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to PSB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23.1

Consent of Wipfli LLP

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

*Denotes Executive Compensation Plans and Arrangements.

(b)

Exhibits.

See Item 15(a)(3).

(c)

Financial Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB Holdings, Inc.

March 15, 2010	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2010.

Signature and Title

Signature and Title

PETER W. KNITT	SCOTT M. CATTANACH
Peter W. Knitt, President	Scott M. Cattanach, Vice President, Treasurer and CFO
Chief Executive Officer and a Director	(Principal Financial Officer and Accounting
Officer)

DIRECTORS:

GORDON P. CONNOR	PATRICK L. CROOKS
Gordon P. Connor	Patrick L. Crooks

WILLIAM J. FISH	CHARLES A. GHIDORZI
William J. Fish	Charles A. Ghidorzi

GORDON P. GULLICKSON	DAVID K. KOPPERUD
Gordon P. Gullickson	David K. Kopperud

THOMAS R. POLZER	THOMAS A. RIISER
Thomas R. Polzer	Thomas A. Riiser

WILLIAM M. REIF	TIMOTHY J. SONNENTAG
William M. Reif	Timothy J. Sonnentag

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1

Consent of Wipfli LLP

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002