Form 10-Q
period 2010-03-31
PSB HOLDINGS INC /WI/
filed 2010-05-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of common shares outstanding at May 13, 2010 was 1,564,297.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2010

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2010 (unaudited) and December 31, 2009
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months Ended March 31, 2010 and 2009 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2010 (unaudited)	3

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2010 and 2009 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	37

	Item 6.	Exhibits	37

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2010 unaudited, December 31, 2009 derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2010	2009

Assets
Cash and due from banks	$ 6,768	$ 15,010
Interest-bearing deposits and money market funds	1,241	731
Federal funds sold	12,552	10,596

Cash and cash equivalents	20,561	26,337

Securities available for sale (at fair value)	108,288	106,185
Loans receivable, net	434,332	437,633
Accrued interest receivable	2,428	2,142
Foreclosed assets	4,986	3,776
Premises and equipment, net	10,418	10,283
Mortgage servicing rights, net	1,143	1,147
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,590	10,489
Other assets	5,069	5,612

TOTAL ASSETS	$ 601,065	$ 606,854

Liabilities
Non-interest-bearing deposits	$ 52,850	$ 60,003
Interest-bearing deposits	406,233	398,728

Total deposits	459,083	458,731

Federal Home Loan Bank advances	57,434	58,159
Other borrowings	23,126	28,410
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	3,408	4,552

Total liabilities	557,783	564,584

Stockholders’ equity
Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,564,297 and 1,559,314 shares, respectively	1,751	1,751
Additional paid-in capital	5,474	5,599
Retained earnings	39,228	38,348
Accumulated other comprehensive income	1,898	1,776
Treasury stock, at cost – 187,134 and 192,117 shares, respectively	(5,069)	(5,204)

Total stockholders’ equity	43,282	42,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 601,065	$ 606,854

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
(dollars in thousands,	March 31,
except per share data – unaudited)	2010	2009

Interest and dividend income:
Loans, including fees	$ 6,129	$ 6,163
Securities:
Taxable	755	811
Tax-exempt	328	355
Other interest and dividends	2	2

Total interest and dividend income	7,214	7,331

Interest expense:
Deposits	1,883	2,344
FHLB advances	460	589
Other borrowings	231	185
Senior subordinated notes	142	–
Junior subordinated debentures	113	113

Total interest expense	2,829	3,231

Net interest income	4,385	4,100
Provision for loan losses	460	700

Net interest income after provision for loan losses	3,925	3,400

Noninterest income:
Service fees	348	336
Mortgage banking	263	757
Investment and insurance sales commissions	139	93
Loss on disposal of premises and equipment	–	(98)
Increase in cash surrender value of life insurance	101	101
Other noninterest income	240	179

Total noninterest income	1,091	1,368

Noninterest expense:
Salaries and employee benefits	2,052	1,763
Occupancy and facilities	534	542
Loss on foreclosed assets	111	14
Data processing and other office operations	234	255
Advertising and promotion	74	73
FDIC insurance premiums	232	166
Other noninterest expenses	603	576

Total noninterest expense	3,840	3,389

Income before provision for income taxes	1,176	1,379
Provision for income taxes	295	373

Net income	$ 881	$ 1,006
Basic earnings per share	$ 0.56	$ 0.65
Diluted earnings per share	$ 0.56	$ 0.65

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2010 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2010	$ 1,751	$ 5,599	$ 38,348	$ 1,776	$(5,204)	$42,270

Comprehensive income:
Net income			881			881
Unrealized gain on securities
available for sale, net of tax				122		122

Total comprehensive income						1,003

Issuance of new restricted stock grants		(135)			135	–
Vesting of existing restricted stock grants		10				10
Cash dividends declared on unvested
restricted stock grants			(1)			(1)

Balance March 31, 2010	$ 1,751	$ 5,474	$ 39,228	$ 1,898	$(5,069)	$43,282

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009 – unaudited

(dollars in thousands)	2010	2009

Cash flows from operating activities:

Net income	$ 881	$ 1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	491	498
Provision for loan losses	460	700
Deferred net loan origination costs	(76)	(117)
Gain on sale of loans	(188)	(747)
Provision for servicing right valuation allowance	9	6
Loss on sale of premises and equipment	–	98
(Gain) loss on sale of foreclosed assets	5	(8)
Increase in cash surrender value of life insurance	(101)	(101)
Changes in operating assets and liabilities:
Accrued interest receivable	(286)	(183)
Other assets	482	(310)
Other liabilities	(1,144)	(24)

Net cash provided by operating activities	533	818

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	5,905	5,109
Payment for purchase of securities available for sale	(7,862)	(3,883)
Net decrease in loans	1,667	1,418
Capital expenditures	(371)	(10)
Proceeds from sale of foreclosed assets	10	40

Net cash provided by (used in) investing activities	(651)	2,674

Consolidated Statements of Cash Flows, continued

(dollars in thousands)	2010	2009

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	(7,153)	1,281
Net increase in interest-bearing deposits	7,505	2,089
Net decrease in FHLB advances	(725)	(2,500)
Net decrease in other borrowings	(5,284)	(2,149)
Dividends declared	(1)	(4)

Net cash used in financing activities	(5,658)	(1,283)

Net increase (decrease) in cash and cash equivalents	(5,776)	2,209
Cash and cash equivalents at beginning	26,337	13,172

Cash and cash equivalents at end	$20,561	$15,381

Supplemental cash flow information:

Cash paid (refunded) during the period for:
Interest	$ 2,899	$ 3,260
Income taxes	(6)	50

Noncash investing and financing activities:

Loans charged off	$ 424	$ 157
Loans transferred to foreclosed assets	1,225	105
Vesting of restricted stock grants	10	6
Issuance of unvested restricted stock grants at fair value	75	150

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2009 should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012.   No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of March 31, 2010 and December 31, 2009, 4,281 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  As of March 31, 2009, 4,476 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the three months ended March 31, 2010 and 2009, respectively, no options were exercised or lapsed.

PSB granted restricted stock to certain employees having an initial market value of $75 and $150 during the three months ended March 31, 2010, and 2009, respectively.  Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the three months ended March 31, compensation expense recorded from amortization of restricted shares expected to vest to employees was $10 and $6 during 2010 and 2009, respectively.

The following table summarizes information regarding restricted stock outstanding at March 31, 2010 and 2009 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2009	3,916	$ 25.53
Restricted stock granted	10,416	14.40

March 31, 2009	14,332	$ 17.44

January 1, 2010	14,332	$ 17.44
Restricted stock granted	4,983	15.05
Restricted stock legally vested	(785)	(25.53)

March 31, 2010	18,530	$ 16.45

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2010	$ 42
2011	58
2012	65
2013	65
2014	45
Thereafter	15

Totals	$290

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2010	2009

Net income	$ 881	$ 1,006

Weighted average shares outstanding	1,564,131	1,559,198
Effect of dilutive stock options outstanding	627	259

Diluted weighted average shares outstanding	1,564,758	1,559,457

Basic earnings per share	$ 0.56	$ 0.65
Diluted earnings per share	$ 0.56	$ 0.65

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
(dollars in thousands – unaudited)	2010	2009

Net income	$ 881	$1,006
Unrealized gain on securities available for sale, net of tax	122	468

Comprehensive income	$1,003	$1,474

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

NOTE 9 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level with U.S. Bank for advances up to $1 million, which expires February 28, 2011.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.50%.  PSB was in compliance with all financial covenants associated with the line as of March 31, 2010.  As of March 31, 2010 and December 31, 2009, no advances were outstanding on the line.

NOTE 10 – FAIR VALUE MEASUREMENTS

Certain assets and liabilities are recorded and disclosed at fair value to provide financial statement users additional insight into PSB’s quality of earnings.  Under current accounting guidance, PSB groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).  All transfers between levels are recognized as occurring at the end of the reporting period.

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

Securities available for sale – Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  Level 1 securities include equity securities traded on a national exchange.  The fair value measurement of a Level 1 security is based on the quoted price of the security.  Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data and represents a market approach to fair value.

Level 3 securities include trust preferred securities and senior subordinated notes issued by Wisconsin headquartered banks that are not traded in an active market.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security and based on discounted cash flows represents an income approach to fair value.  At March 31, 2010, approximately 80% of Level 3 securities were trust preferred capital issues with current coupons ranging from 6.50% to 7.00% and 20% of Level 3 securities were senior subordinated notes with a current coupon of 8.00%.  At March 31, 2010, these securities assumed a discount rate for estimated future cash flows based on credit spreads ranging from 5% to 8% for discount periods ranging from approximately three to eight years.

Loans held for sale – Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement and represents a market approach to fair value.

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired (see Note 5) are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements and represent an income approach to fair value.

Foreclosed assets – Real estate and other property acquired through, or in lieu of, loan foreclosure are not measured at fair value on a recurring basis.  Initially, foreclosed assets are recorded at fair value less estimated costs to sell at the date of foreclosure.  Valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell.  Fair value measurements are based on current formal or informal appraisals of property value compared to recent comparable sales of similar property.  Independent appraisals reflecting comparable sales are considered Level 2 measurements, while internal assessments of appraised value based on current market activity are considered Level 3 measurements and represent an income approach to fair value.

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.  Significant unobservable inputs at March 31, 2010 used to measure fair value included:

•

Servicing cost of $100 per loan annually

•

Cash flow discount rate ranging from 10% to 12%, depending on year of origination

•

Short-term reinvestment rate on the float of payments to investors equal to .50%

•

Estimated future delinquent loans as a percentage of the serviced loan pool equal to 0.5%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value.  Significant unobservable inputs at March 31, 2010 used to measure fair value included:

•

Estimated failure to close on 10% of period-end rate lock commitments

•

Estimated combined cash gain on sale of principal and originated mortgage servicing rate equal to 1% of mortgage rate lock loan principal

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.  Because recognition of initial transaction fees adjusted by amortization of such fees over the period of the guarantee is used to estimate fair value, these measurements represent a cost approach to fair value.

Assets measured at fair value on a recurring basis at period-end:

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	March 31, 2010

Securities available for sale:

U.S. Treasury and agency debentures	$ 7,905	$ –	$ 7,905	$ –
Obligations of states and political subdivisions	51,166	–	51,166	–
U.S. agency issued residential MBS and CMO	46,454		46,454	–
Privately issued residential MBS and CMO	855	–	855	–
Nonrated trust preferred and subordinated debt	1,836	–	–	1,836
Other equity securities	72	–	25	47

Total securities available for sale	$108,288	$ –	$106,405	$1,883

Assets:	December 31, 2009

Securities available for sale:

U.S. Treasury and agency debentures	$ 10,227	$ –	$ 10,227	$ –
Obligations of states and political subdivisions	47,178	–	47,178	–
U.S. agency issued residential MBS and CMO	46,214		46,214	–
Privately issued residential MBS and CMO	936	–	936	–
Nonrated trust preferred and subordinated debt	1,562	–	–	1,562
Other equity securities	68	–	21	47

Total securities available for sale	$106,185	$ –	$104,576	$1,609

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2009:	$ 1,670
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(20)
Purchases, maturities, and sales	–

Balance at March 31, 2009	$ 1,650

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2009	$ –

Balance at January 1, 2010	$ 1,609
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(126)
Purchases	400

Balance at March 31, 2010	$ 1,883

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2010	$ –

Assets measured at fair value on a non-recurring basis at period-end:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	March 31, 2010

Impaired loans	$ 3,075	$ –	$ –	$ 3,075
Foreclosed assets	4,986	–	–	4,986
Mortgage servicing rights	1,143	–	–	1,143
Mortgage rate lock commitments	36	–	–	36

Total assets	$ 9,240	$ –	$ –	$ 9,240

Liabilities - Guarantee liability	$ 82	$ –	$ –	$ 82

Assets:	December 31, 2009

Impaired loans	$ 7,464	$ –	$ –	$ 7,464
Foreclosed assets	3,776	–	–	3,776
Mortgage servicing rights	1,147	–	–	1,147
Mortgage rate lock commitments	7	–	–	7

Total assets	$ 12,394	$ –	$ –	$ 12,394

Liabilities - Guarantee liability	$ 93	$ –	$ –	$ 93

At March 31, 2010, loans with a carrying amount of $4,784 were considered impaired and were written down to their estimated fair value of $3,075 net of a valuation allowance of $1,709.  At December 31, 2009, loans with a carrying amount of $9,452 were considered impaired and were written down to their estimated fair value of $7,464, net of a valuation allowance of $1,988.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At March 31, 2010, mortgage servicing rights with a carrying amount of $1,234 were considered impaired and were written down to their estimated fair value of $1,143, resulting in an impairment allowance of $91.  At December 31, 2009, mortgage servicing rights with a carrying amount of $1,229 were considered impaired and were written down to their estimated fair value of $1,147, resulting in an impairment charge of $82.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Cash value of life insurance – Fair value is based on reported values of the assets by the issuer which are redeemable to the insured.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$ 20,561	$ 20,561	$ 26,337	$ 26,337
Securities	108,288	108,288	106,185	106,185
Net loans receivable and loans held for sale	434,332	436,637	437,633	440,162
Accrued interest receivable	2,428	2,428	2,142	2,142
Mortgage servicing rights	1,143	1,143	1,147	1,147
Mortgage rate lock commitments	36	36	7	7
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,590	10,590	10,489	10,489

Financial liabilities:

Deposits	$459,083	$463,131	$458,731	$462,040
FHLB advances	57,434	59,041	58,159	59,865
Other borrowings	23,126	24,375	28,410	29,717
Senior subordinated notes	7,000	6,856	7,000	6,698
Junior subordinated debentures	7,732	7,557	7,732	7,498
Accrued interest payable	905	905	975	975
Guarantee liability	82	82	93	93

NOTE 11 – CURRENT YEAR ACCOUNTING CHANGES

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amended prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 but had no significant impact on our financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  New authoritative disclosure guidance under Topic 820 was designed to increase transparency of fair value disclosures.  Under the new guidance, transfers between fair value Levels 1 and 2 must be described and disclosed separately.  In addition, the reconciliation of Level 3 fair value measurements should present activity separately rather than as one net number.  Also, fair value measurement disclosures should include disclosures for each class of assets and liabilities, which class may be a subset of a line item in the Consolidated Balance Sheet.  Lastly, disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring items are required for measurements that fall in either Level 2 or Level 3.  The new disclosures were effective for interim periods beginning January 1, 2010 except for disclosures related to items in the reconciliation of Level 3 fair value measurements, which are effective for interim periods beginning January 1, 2011.  The new disclosure did not a have a significant impact on the presentation of our financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective for transactions occurring after December 31, 2009 and did not have a significant impact on our financial statements.

NOTE 12 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2010 but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the release date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of March 31, 2010 compared to December 31, 2009 and results of our operations for the three months ended March 31, 2010 compared to the results of operations for the three months ended March 31, 2009.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

•

A narrative explanation of our financial statements that enables investors to see the company through the eyes of management.

•

Enhance the overall financial disclosure and provide the context within which our financial information should be analyzed.

•

Provide information about the quality of, and potential variability of, our earnings and cash flow, so that investors can ascertain the likelihood that past performance is, or is not, indicative of future performance.

Management’s discussion and analysis, like other portions of this Quarterly Report on Form 10-Q, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and, from time to time, in our other filings with the Securities Exchange Commission.  We do not intend to update forward-looking statements.  This discussion and analysis should be considered in light of that cautionary statement.  Additional risk factors relating to an investment in our common stock are also described under Item 1A of the 2009 Annual Report on Form 10-K.

This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.  All figures are in thousands, except per share data and per employee data.

EXECUTIVE OVERVIEW

Results of Operations

March 2010 quarterly net income was $881, or $.56 earnings per diluted share compared to quarterly net income of $1,006, or $.65 earnings per diluted share during the March 2009 quarter.  Current quarterly net income declined $125 (12.4%) from March 2009 due to a decline in mortgage banking income of $494 (before income tax effects) compared to the 2009 refinancing wave prompted by historically low mortgage rates.  Some of the decline in 2010 mortgage banking income was offset by greater net interest income from increased earning assets and net margin as well as lower provision for loan loss reserve.  March 2010 net income was also negatively impacted by additional interest expense on senior subordinated notes first issued during July 2009 to bolster our regulatory capital position.

Our provision for loan losses was $460 in the March 2010 quarter compared to $1,600 in the most recent December 2009 quarter and $700 in the prior year March 2009 quarter.  The provision for loan losses decreased during the March 2010 quarter compared to the prior December 2009 quarter due primarily to stabilization of the average internal credit quality grades assigned to loans, a decline in outstanding loan principal, and identification of fewer credits requiring large specific reserves.  Loss on foreclosed assets was $111 during the March 2010 quarter compared to $956 during the December 2009 quarter and $14 during March 2009  quarter.  The December 2009 quarter included an individual loss on foreclosed assets totaling $879 realized upon auction of foreclosed properties.  There were no significant sales of foreclosed properties during the March 2010 quarter.

Nonperforming loans decreased $2.1 million to $11.2 million at March 31, 2010 compared to $13.3 million at December 31, 2009 due to final foreclosure on a $1.1 million loan and application of collateral sale proceeds totaling $1.3 million on an unrelated nonaccrual loan.  Foreclosed assets increased $1.2 million to $5.0 million at March 31, 2010 compared to $3.8 million at December 31, 2009.  Total nonperforming assets declined $896, or 5.2% to $16.2 million from $17.1 million at December 31, 2009 primarily from the $1.3 million pay down to nonaccrual loans from sale of problem borrower collateral.

Liquidity

Total assets were $601.1 million at March 31, 2010 compared to $606.9 million at December 31, 2009 and $570.7 million at March 31, 2009.  The $5.8 million decline in assets since the beginning of 2010 was due primarily to a pay down of $2.4 million in commercial related loans (net of loans transferred to foreclosed properties) and a reduction in cash and investments totaling $3.7 million.

At March 31, 2010, unused (but available) wholesale funding was approximately $185 million, or 31% of total assets, compared to $188 million, or 31% of total assets at December 31, 2009.  Certain municipal securities held in PSB’s investment portfolio may also be available for pledging as collateral against repurchase agreements and FHLB advances under conditions dictated by the lender.  However, due to the difficulty and uncertainty of the amount ultimately available as collateral, unpledged municipal securities are not considered available for funding in our internal analysis of liquidity flexibility or in the figures reported as unused but available wholesale funding.

Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we had no Discount Window amounts outstanding during the past several quarters, approximately 45% of unused but available liquidity at March 31, 2010 was represented by available Discount Window advances compared to 40% of available liquidity at December 31, 2009.  In addition, Discount Window availability is expected to decline by approximately 7% during June 2010 due to a change by the Federal Reserve in determining the fair value of collateral used to support potential advances.

Capital Resources

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 12.72% at March 31, 2010, up from 12.49% at December 31, 2009 due to retained quarterly net income and a 0.4% reduction in total regulatory risk-weighted assets compared to the end of 2009.  Average tangible common equity (excluding the unrealized gain on sale of securities available for sale) to average assets was 6.82% during the March 2010 quarter compared to 6.94% during all of 2009.

Approximately 23% of our total regulatory capital is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest.  Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed.  Due to relatively high cost of capital options, we do not expect to buyback significant treasury stock shares during 2010, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.   Due to the expected declaration of dividends to shareholders during June 2010, capital ratios could experience a slight decline at June 30, 2010 when compared to March 31, 2010.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $240 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, up from $238 million at December 31, 2009.  We have provided a credit enhancement against FHLB loss on approximately 40% of the serviced principal, up to a maximum guarantee of $2.3 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $4.2 million on this loan pool of approximately $97 million.  No sold loans have received our credit enhancement guarantee of principal since October 2008 and we have no intention of originating future loans with the guarantee.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $87 million at March 31, 2010 compared to $88 million at December 31, 2009.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

March 2010 quarterly earnings were $.56 per share on net income of $881, a decline of $125, or 12.4%, from March 2009 quarterly earnings which were $.65 per share on net income of $1,006.  Return on average assets was .59% and .72% during the quarter ended March 31, 2010 and 2009, respectively.  Return on average stockholders’ equity was 8.33% and 9.93% during the quarter ended March 31, 2010 and 2009, respectively.

Compared to the prior year quarter, mortgage banking income from sale and servicing of fixed rate residential mortages declined $494 due to a loan refinancing wave seen during the prior year March 2009 quarter from historically low mortgage interest rates.  As customers refinanced their home loans during 2009, current mortgage banking income during March 2010 of $263 returned to more traditional quarterly levels.

Other reductions to net income during the March 2010 quarter compared to March 2009 included increased salaries and benefits expense and interest expense on senior subordinated notes issued July 2009.  Offsetting these additional expenses was increased net interest income and lower provision for loan losses during the current quarter.

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Earnings and dividends:	2010	2009	2009	2009	2009

Net interest income	$ 4,385	$ 4,557	$ 4,126	$ 4,168	$ 4,100
Provision for loan losses	$ 460	$ 1,600	$ 800	$ 600	$ 700
Other noninterest income	$ 1,091	$ 1,563	$ 1,203	$ 1,442	$ 1,368
Other noninterest expense	$ 3,840	$ 4,070	$ 3,553	$ 3,817	$ 3,389
Net income	$ 881	$ 489	$ 738	$ 883	$ 1,006

Basic earnings per share(3)	$ 0.56	$ 0.31	$ 0.47	$ 0.57	$ 0.65
Diluted earnings per share(3)	$ 0.56	$ 0.31	$ 0.47	$ 0.57	$ 0.65
Dividends declared per share(3)	$ –	$ 0.35	$ –	$ 0.35	$ –
Net book value per share	$ 27.67	$ 27.11	$ 27.60	$ 26.47	$ 26.53

Semi-annual dividend payout ratio	n/a	44.47%	n/a	28.90%	n/a
Average common shares outstanding	1,564,131	1,559,314	1,559,314	1,559,314	1,559,198

Balance sheet - average balances:

Loans receivable, net of allowances for loss	$ 436,989	$ 433,212	$ 432,237	$ 429,104	$ 421,029
Assets	$ 603,988	$ 589,356	$ 588,180	$ 575,743	$ 569,372
Deposits	$ 457,055	$ 440,508	$ 441,741	$ 429,849	$ 427,490
Stockholders’ equity	$ 42,902	$ 43,233	$ 42,184	$ 42,118	$ 41,072

Performance ratios:

Return on average assets(1)	0.59%	0.33%	0.50%	0.62%	0.72%
Return on average stockholders’ equity(1)	8.33%	4.49%	6.94%	8.41%	9.93%
Average tangible stockholders’ equity to
average assets(4)	6.82%	7.01%	6.89%	6.97%	6.88%
Net loan charge-offs to average loans(1)	0.38%	0.72%	0.45%	0.16%	0.15%
Nonperforming loans to gross loans	2.53%	2.99%	2.21%	3.11%	2.82%
Allowance for loan losses to gross loans	1.73%	1.71%	1.54%	1.47%	1.41%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	32.99%	35.49%	34.91%	31.80%	27.86%
Net interest rate margin(1)(2)	3.28%	3.43%	3.09%	3.23%	3.26%
Net interest rate spread(1)(2)	3.02%	3.12%	2.76%	2.90%	2.94%
Service fee revenue as a percent of
average demand deposits(1)	2.65%	2.51%	2.76%	2.64%	2.68%
Noninterest income as a percent
of gross revenue	13.14%	17.30%	14.18%	16.45%	15.80%
Efficiency ratio(2)	67.55%	64.17%	64.13%	65.62%	59.66%
Noninterest expenses to average assets(1)	2.58%	2.74%	2.40%	2.66%	2.42%

Stock price information:

High	$ 22.50	$ 19.00	$ 23.00	$ 23.75	$ 18.75
Low	$ 15.05	$ 15.05	$ 18.00	$ 17.00	$ 14.40
Last trade value at quarter-end	$ 20.00	$ 15.05	$ 19.50	$ 23.50	$ 18.75

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes the impact of cumulative other comprehensive income (loss).

Balance Sheet Changes and Analysis

At March 31, 2010, total assets were $601,065, a decrease of $5,789, or 1.0%, over December 31, 2009 total assets of $606,854.  Changes in assets since December 31, 2009 consisted of:

Table 2:  Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2010
	$	%
Investment securities	$ 2,103	2.0%
Foreclosed assets	1,210	32.0%
Residential real estate mortgage and home equity loans	528	0.5%
Bank-owned life insurance	101	1.0%
Other assets (various categories)	(391)	-2.0%
Commercial real estate mortgage loans	(587)	-0.3%
Commercial, industrial and agricultural loans	(2,977)	-2.2%
Cash and cash equivalents	(5,776)	-21.9%

Total decrease in assets	$(5,789)	-1.0%

Investment securities increased during the quarter due to deployment of cash and cash equivalents held at December 31, 2009 primarily into municipality issued general obligation securities.  Commercial related loan principal declined during the March 2010 quarter due in part to traditional seasonal factors representing the third consecutive year in which March period-end loan principal declined compared to the prior calendar year ended December 31.  In addition, a growing portion of recent local potential new loan originations have not met our normal underwriting standards, negatively impacting new loan originations.

The change in net assets impacted funding sources since December 31, 2009, as follows:

Table 3:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2010
	$	%

Retail certificates of deposit > $100	$ 11,889	23.0%
Wholesale deposits	8,235	10.7%
Stockholders’ equity	1,012	2.4%
FHLB advances	(725)	-1.2%
Other liabilities and debt (various categories)	(1,144)	-5.9%
Other borrowings	(5,284)	-18.6%
Core deposits (including MMDA)	(19,772)	-6.0%

Total increase (decrease) in liabilities and stockholders’ equity	$ (5,789)	-1.0%

During the March 2010 quarter, total deposits remained stable, although there were significant changes within various deposit types.  Core local deposits declined $19.8 million, or 6%, as local government units withdrew seasonal tax revenue held at December 31, 2009.  However, many of these government transactional deposits were retained in short-term certificates of deposit greater than $100,000, contributing to an increase in local jumbo certificates of deposit of $11.9 million.  Also during the quarter, wholesale brokered deposits increased $8.2 million in part from repayment of an existing $7.0 million repurchase agreement, which decreased other borrowings.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings was $166.0 million (27.6% of total assets) at March 31, 2010 compared to $163.8 million (27.0%) at December 31, 2009 and $163.4 million (28.6%) at March 31, 2009.

Loans Receivable and Credit Quality

Table 4:  Period-End Loan Composition

	March 31,		March 31,		December 31, 2009
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2010	2009	2010	2009	Dollars	of total

Commercial, industrial and agricultural	$ 129,565	$ 131,031	29.3%	30.5%	$ 132,542	29.8%
Commercial real estate mortgage	204,772	196,178	46.4%	45.8%	205,359	46.1%
Residential real estate mortgage	80,195	76,483	18.1%	17.8%	79,220	17.8%
Consumer home equity	23,322	21,073	5.3%	4.9%	23,769	5.3%
Consumer and installment	4,127	4,371	0.9%	1.0%	4,354	1.0%

Totals	$ 441,981	$ 429,136	100.0%	100.0%	$ 445,244	100.0%

The loan portfolio is our primary asset subject to credit risk.  Our process for monitoring credit risks includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.  Because restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated, some borrowers continue to make loan payments while maintained on non-accrual status.

Although we believe commercial loan portfolio credit quality will stabilize as the local economy improves later in 2010, nonaccrual loans may continue to increase.  In addition, foreclosed property is expected to increase during 2010 as PSB works through ongoing collection and foreclosure actions.  A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during 2010.

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and (2) foreclosed assets.

Table 5:  Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2010	2009	2009

Nonaccrual loans	$ 11,192	$ 11,339	$ 13,298
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	–	748	–

Total nonperforming loans	11,192	12,087	13,298
Foreclosed assets	4,986	594	3,776

Total nonperforming assets	$ 16,178	$ 12,681	$ 17,074

Nonperforming loans as a % of gross loans receivable	2.53%	2.82%	2.99%

Total nonperforming assets as a % of total assets	2.69%	2.22%	2.81%

Nonperforming loans decreased $2.1 million to $11.2 million at March 31, 2010 compared to $13.3 million at December 31, 2009 due to final foreclosure on a $1.1 million loan and application of collateral sale proceeds totaling $1.3 million on an unrelated nonaccrual loan.  Foreclosed assets increased $1.2 million to $5.0 million at March 31, 2010 compared to $3.8 million at December 31, 2009.  Total nonperforming assets declined $896, or 5.2% to $16.2 million from $17.1 million at December 31, 2009 primarily from the $1.3 million pay down to nonaccrual loans from sale of collateral noted above.

Total nonperforming assets as a percentage of total assets was 2.69% at March 31, 2010 compared to 2.81% at December 31, 2009 and 2.22% at March 31, 2009.  Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses (commonly referred to as the “Texas Ratio”) was 32.99%, 35.49%, and 27.86% at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  At March 31, 2010, our seven largest nonperforming assets measured by gross principal outstanding represent 52% of all nonperforming assets as summarized in the following table.

Table 6: Largest Nonperforming Assets at March 31, 2010 ($000s)
		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Nonowner occupied multi use, multi-tenant retail RE	Nonaccrual	$ 2,148	$ 400
Vacation home/recreational properties (four)	Foreclosed	2,050	n/a
Trucking equipment & business assets - participation	Nonaccrual	940	94
Commercial service real estate and lakefront home	Foreclosed	850	n/a
Business supply inventory and accounts receivable	Nonaccrual	842	700
Out of area condo land development - participation	Foreclosed	792	n/a
Owner occupied restaurant and business assets	Nonaccrual	710	100

Total listed assets		$ 8,332	$ 1,294
Total bank wide nonperforming assets		$ 16,178
Listed assets as a % of total nonperforming assets		52%

Annualized net loan charge-offs were .38% during the March 2010 quarter compared to .72% during the December 2009 quarter and .15% during the March 2009 quarter.  At March 31, 2010, the allowance for loan losses was $7,649 or 1.73% of total loans compared to $7,611, or 1.71% of total loans at December 31, 2009, and $6,065, or 1.41% of total loans at March 31, 2009.

Including the loans in the previous table, at March 31, 2010, our internal credit grading system identified 17 separate loan relationships totaling $5.6 million against which $2.0 million in specific loan loss reserves were recorded.  At December 31, 2009, our internal credit grading system identified 22 separate loan relationships totaling $10.8 million against which $2.5 million in loan loss reserves were recorded.  During the March 2010 quarter, the total amount of loan principal with specific reserve allocations declined approximately $2.4 million from foreclosure and collateral sale proceeds on two unrelated loans as discussed previously.  In addition, principal with specific reserve allocations declined an additional $2.8 million from reclassification of one performing borrower previously carrying specific reserves of $400 (at December 31, 2009) to a performing borrower with reserves determined by internal inherent loss estimates, resulting in approximate reserves totaling $270 at March 31, 2010.  This loan was considered performing at both December 31, 2009 and March 31, 2010 but had carried a collateral value shortfall under certain collateral value assumptions during 2009 necessitating the specific loss reserve.

Local loan demand has traditionally met requirements for loan growth and out of area participation loans we have purchased represent a very small portion of the total loan portfolio, currently $15,052, or 3.4% of the gross loan portfolio compared to $16,004 at December 31, 2009.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, we will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, we may sell a portion of a large loan credit for one of our customers to these same community banks to accommodate large loan requests.  These informal relationships with Wisconsin community banks make up the majority of our participation purchased loan portfolio.  However, at March 31, 2010, this portfolio also included a $1.7 million loan participation purchased from Bankers’ Bank of Wisconsin secured by development commercial real estate and $453 of purchased loans from Bankers Healthcare Group secured by medical equipment to medical practices operating outside of our local market area.  Both of these loan types were performing according to their terms at March 31, 2010.

We have guaranteed repayment of a customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount we have guaranteed totaled $5,972 and $5,924 at March 31, 2010, and December 31, 2009, respectively.  The letter of credit guarantee expires during 2010, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received), which approximates fair value and totaled $82 and $93 at March 31, 2010, and December 31, 2009, respectively.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on the guarantees totaled $11 during the three months ended March 31, 2010, and 2009.

Provision for Loan Losses

We determine the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  Our provision for loan losses was $460 in the March 2010 quarter compared to $1,600 in the most recent December 2009 quarter and $700 in the prior year March 2009 quarter.  The provision for loan losses decreased during the March 2010 quarter compared to the prior December 2009 quarter due primarily to stabilization of the average internal credit quality grades assigned to loans, a decline in outstanding loan principal, and identification of fewer credits requiring large specific reserves.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  The quarterly level of loan loss provision during the remainder of 2010 is expected to be similar to that seen during the March 2010 quarter.  Annualized net loan charge-offs were .38% during the March 2010 quarter compared to .15% during the March 2009 quarter.

Table 7:  Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2010	2009

Allowance for loan losses at beginning	$ 7,611	$ 5,521

Provision for loan losses	460	700
Recoveries on loans previously charged-off	2	1
Loans charged off	(424)	(157)

Allowance for loan losses at end	$7,649	$ 6,065

Loss on foreclosed assets was $111 during the March 2010 quarter compared to $956 during the December 2009 quarter and $14 during March 2009  quarter.  The December 2009 quarter included an individual loss on foreclosed assets totaling $879 realized upon auction of  foreclosed properties.  There were no significant sales of foreclosed properties during the March 2010 quarter.

Net Interest Income

Net interest income is the most significant component of earnings.  Tax adjusted net interest income totaled $4,594 during the March 2010 quarter compared to $4,318 in the March 2009, an increase of 6.4%.  Average earning assets increased 6.0% during the March 2010 quarter compared to March 2009.  Approximately $140 of the increase in net interest income was from growth in earning assets over the prior year and approximately $136 was from an increase in net interest margin from 3.26% during March 2009 to 3.28% during March 2010.  The new issue of $7 million of senior subordinated notes during 2009 added $142 of additional interest expense during the quarter ended March 31, 2010 not seen during the prior year March 2009 quarter.

Both loan yields and deposit costs saw declines during March 2010 compared to the most recent quarter ended December 31, 2009.  During the quarter ended March 31, 2010, loan yields declined 17 basis points to 5.63% while total average deposit costs declined 13 basis points to 1.89%.  During the upcoming quarter, loan yields are expected to stabilize while securities yields and certificate of deposit funding costs continue to decline, resulting in net interest margin similar to that seen during the March 2010 quarter.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market.  At March 31, 2010, approximately 87% of our $121 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 98% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  The weighted average amount in which actual loan yields were supported by the “in the money” loan rate floor was approximately 150 basis points on $103 million of adjustable rate loans at March 31, 2010.  The annualized increase to net interest income and net interest margin would be approximately $1,548 and .27%, respectively, based on those existing loan floors and total earning assets at March 31, 2010 if interest rates were assumed to remain the same.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Table 8:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2010			Quarter ended March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$444,718	$ 6,169	5.63%	$ 426,646	$ 6,198	5.89%
Taxable securities	68,284	755	4.48%	65,183	811	5.05%
Tax-exempt securities(2)	37,482	497	5.38%	38,104	538	5.73%
FHLB stock	3,250	–	0.00%	3,250	–	0.00%
Other	14,589	2	0.06%	3,215	2	0.25%

Total(2)	568,323	7,423	5.30%	536,398	7,549	5.71%

Non-interest-earning assets:
Cash and due from banks	9,717			12,581
Premises and equipment, net	10,319			10,829
Cash surrender value insurance	10,527			10,008
Other assets	12,831			5,173
Allowance for loan losses	(7,729)			(5,617)

Total	$603,988			$ 569,372

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$124,667	$ 329	1.07%	$ 106,231	$ 367	1.40%
Money market deposits	95,344	314	1.34%	69,349	222	1.30%
Time deposits	183,874	1,240	2.73%	201,131	1,755	3.54%
FHLB borrowings	58,614	460	3.18%	62,911	589	3.80%
Other borrowings	27,070	231	3.46%	25,721	185	2.92%
Senior subordinated notes	7,000	142	8.23%	–	–	0.00%
Junior subordinated debentures	7,732	113	5.93%	7,732	113	5.93%

Total	504,301	2,829	2.28%	473,075	3,231	2.77%

Non-interest-bearing liabilities:
Demand deposits	53,170			50,779
Other liabilities	3,615			4,446
Stockholders’ equity	42,902			41,072

Total	$603,988			$ 569,372

Net interest income		$ 4,594			$ 4,318
Rate spread			3.02%			2.94%
Net yield on interest-earning assets			3.28%			3.26%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 9:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2010 compared to 2009
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 251	$(280)	$ (29)
Taxable securities	34	(90)	(56)
Tax-exempt securities(2)	(8)	(33)	(41)
Other interest income	2	(2)	–

Total	279	(405)	(126)

Interest paid on:
Savings and demand deposits	49	(87)	(38)
Money market deposits	86	6	92
Time deposits	(116)	(399)	(515)
FHLB borrowings	(34)	(95)	(129)
Other borrowings	12	34	46
Senior subordinated notes	142	–	142

Total	139	(541)	(402)

Net interest earnings	$ 140	$ 136	$ 276

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities.  Market risk is the risk of loss from adverse changes in market prices and rates.  We actively monitor and manage our interest-rate risk exposure.  The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified.  Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 10 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following table (Table 10) represents our earnings sensitivity to changes in interest rates at March 31, 2010.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

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

Table 10 reflects a liability sensitive (“negative”) gap position during the next year, with a cumulative one-year gap ratio as of March 31, 2010 of 90.4% compared to a negative gap of 87.6% at December 31, 2009.  In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 10:  Interest Rate Sensitivity Gap Analysis

	March 31, 2010
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$164,087	$ 27,641	$ 50,691	$ 79,637	$ 94,658	$ 25,267	$441,981
Securities	7,127	5,176	10,828	12,429	27,830	44,898	108,288
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,590	10,590
Other earning assets	13,793						13,793

Total	$185,007	$ 32,817	$ 61,519	$ 92,066	$122,488	$ 84,005	$577,902
Cumulative rate
sensitive assets	$185,007	$217,824	$279,343	$371,409	$493,897	$577,902

Interest-bearing liabilities
Interest-bearing deposits	$187,077	$ 24,003	$ 79,190	$ 29,371	$ 55,028	$ 31,564	$406,233
FHLB advances			1,333	7,977	47,124	1,000	57,434
Other borrowings	9,626				8,000	5,500	23,126
Senior subordinated notes						7,000	7,000
Junior subordinated debentures		7,732					7,732

Total	$196,703	$ 31,735	$ 80,523	$ 37,348	$110,152	$ 45,064	$501,525
Cumulative interest
sensitive liabilities	$196,703	$228,438	$308,961	$346,309	$456,461	$501,525

Interest sensitivity gap for
the individual period	$(11,696)	$ 1,082	$(19,004)	$ 54,718	$ 12,336	$ 38,941
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	94.1%	103.4%	76.4%	246.5%	111.2%	186.4%

Cumulative interest
sensitivity gap	$(11,696)	$(10,614)	$(29,618)	$25,100	$37,436	$76,377
Cumulative ratio of rate
sensitive assets to rate
sensitive liabilities	94.1%	95.4%	90.4%	107.2%	108.2%	115.2%

We use financial modeling techniques that measure the interest rate risk.  These policies are intended to limit exposure of earnings at risk.  A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs.  We also use various policy measures to assess interest rate risk as described below.

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2010	March 2009	December 2009

Cumulative 1 year gap ratio
Base	90%	91%	88%
Up 200	86%	86%	84%
Down 100	93%	96%	92%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.3%	-3.0%	-3.3%
Down 100 during the year	-0.6%	-0.8%	-1.1%

Change in Net Interest Income – Year 2
No rate change (base case)	-0.5%	3.6%	0.1%
Following up 200 in year 1	-3.0%	-0.9%	-2.0%
Following down 100 in year 1	-5.3%	-0.1%	-5.9%

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital.  Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 86.3% at March 31, 2010 compared to 81.6% at December 31, 2009.

As at December 31, 2009, the elevated core funding utilization ratio at March 31, 2010 is due to extension in principal payments on residential mortgage loans held in the loan portfolio as well as residential mortgage related securities held in the investment securities portfolio.  In the up 200 basis point scenario, securities and loan principal to reprice in 5 years or longer increases approximately $14,105, accounting for approximately 84% of the increase in assets repricing over 5 years.  Although this level is considered manageable, we are taking actions to protect net interest income during a rising interest rate environment by extending the average fixed term of wholesale funding and reinvesting securities cash flow in shorter duration investments.

At March 31, 2010, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following March 31, 2010, net interest income would decline during the first three years of the simulation in amounts ranging from 4.8% to 6.3% of the base simulation’s net interest income ($553 to $721 after tax impacts per year).  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

Current net interest income sensitivity to a rising and flattening yield curve is lower than that seen at December 31, 2009 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first three years of the simulation in amounts ranging from 5.9% to 8.7% of the base simulation’s net interest income ($682 to $1,009 after tax impacts).  The decline in sensitivity is due in part to continued extension of the fixed rate wholesale funding sources, whose average fixed rate period is projected to be approximately 34 months at June 30, 2010 up from an average of approximately 22 months during the year ended December 31, 2009.  Wholesale funding makes up approximately 28% of total assets at March 31, 2010.

Noninterest Income

Total noninterest income for the quarter ended March 31, 2010 was $1,091 compared to $1,368 earned during the March 2009 quarter, a decline of $277, or 20%.  The decline was due to significantly lower mortgage banking income during 2010 compared to 2009, which prior year period saw historically low mortgage rates and a wave of customer loan refinancing.  Therefore, mortgage banking income declined $494, or 65%, during 2010 compared to 2009.  The decline in mortgage banking income was offset by absence of the loss on disposal of premise and equipment of $98 seen during 2009 and an increase in investment sales commissions of $46 and increased debit and credit card interchange income of $38 during March 2010 compared to the prior year.

Noninterest Expense

Noninterest expenses totaled $3,840 during the March 2010 quarter compared to $3,389 during the prior year, an increase of $451, or 13%.  The 2010 increase was due to an increase in total salaries and benefits of $289 (up 16%), increased loss on foreclosed assets of $97 (up 693%) and increased FDIC insurance of $66 (up 40%).

Base salaries and wages increased $61, or 4.3%, during March 2010 compared to the prior year from an average annual employee base wage increase of 1.7% effective January 1, 2010 and a small increase in the number of employees.  In addition, health and dental plan expense increased $97, or 54% during 2010 compared to the prior year.  Health insurance plan expense is expected to moderate during the June 2010 quarter as a new high deductible health plan managed by employees within a health reimbursement account (“HRA”) is expected to reduce plan costs.  Discretionary profit sharing and incentive plan accrued costs increased $36 during 2010 compared to 2009 but are subject to full year results and represented estimates at March 31, 2010.  The remaining increase in wages and benefits expense during the March 2010 quarter is due to lower deferral of direct loan origination costs under current accounting standards (which are subsequently amortized over the life of the loan as a yield adjustment) due to approximately 30% lower level of new loan originations during March 2010 compared to March 2009.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 62.2% of total assets at March 31, 2010, compared to 62.9% of total assets at December 31, 2009.

Table 12:  Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2010		2009		2009
	$	%	$	%	$	%

Non-interest bearing demand	$ 52,850	11.5%	$ 55,514	12.9%	$ 60,003	13.1%
Interest-bearing demand and savings	108,226	23.6%	98,261	22.8%	115,961	25.3%
Money market deposits	92,476	20.1%	71,416	16.6%	94,356	20.6%
Retail time deposits less than $100	56,512	12.3%	67,073	15.6%	59,516	13.0%

Total core deposits	310,064	67.5%	292,264	67.9%	329,836	72.0%
Wholesale interest-bearing demand	9,501	2.1%	0	0.0%	9,501	2.1%
Retail time deposits $100 and over	63,589	13.9%	61,469	14.2%	51,700	11.3%
Broker & national time deposits less than $100	1,051	0.2%	750	0.2%	1,050	0.2%
Broker & national time deposits $100 and over	74,878	16.3%	76,688	17.7%	66,644	14.4%

Totals	$459,083	100.0%	$431,171	100.0%	$458,731	100.0%

Interest-bearing demand and savings deposits declined $7,735, or 6.7%, during the quarter ended March 31, 2010 as seasonal governmental tax deposits held at December 31, 2010 were submitted to the State of Wisconsin or used by municipalities for other short-term purposes.  However, a significant portion of these short-term governmental deposits were retained during the quarter via placement into the CDARS program.   We originate retail certificates of deposit with local depositors under the program known as the Certificate of Deposit Account Registry System (“CDARS”) in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $25,337 at March 31, 2010 compared to $12,113 at December 31, 2009.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.

Our high yield retail interest bearing demand account, Rewards Checking, continues to grow in balances and held $40,744, in deposits at March 31, 2010 compared to $40,198 at December 31, 2009.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees,  and vendor software costs of maintaining the program) was 2.28% and 3.03% during the quarters ended March 31, 2010 and 2009, respectively.

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

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets were 14.2%, 12.7%, and 13.6% at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  Brokered deposits increased $7 million during the March 2010 quarter to refinance a maturing repurchase agreement.  Brokered deposits to total assets would have been 13.0% at March 31, 2010 excluding the repurchase agreement impacts.  Due to borrowing capacity at the FHLB from pay down of prior advances, we expect a mix of brokered deposits and new FHLB advances to provide wholesale funding as needed during the coming quarters.  Beyond these traditional sources of wholesale funding, secondary wholesale sources include Federal Reserve Discount Window advances and pledging of investments securities against repurchase agreements.

Table 13:  Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2010	2009	2009

Total time deposits $100 and over	$ 138,467	$ 138,157	$ 118,344
Total broker and wholesale deposits	85,430	77,438	77,195
Total retail time deposits	120,101	128,542	111,216
Core deposits, including money market deposits	310,064	292,264	329,836

Table 8:  Change in Deposit Balance since Prior Period Ended

	March 31, 2009		December 31, 2009
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ 310	0.2%	$ 20,123	17.0%
Total broker wholesale deposits	7,992	10.3%	8,235	10.7%
Total retail time deposits	(8,441)	-6.6%	8,885	8.0%
Core deposits, including money market deposits	17,800	6.1%	(19,772)	-6.0%

Table 14:  Available but Unused Funding Sources other than Retail Deposits

	March 31, 2010		December 31, 2009
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 25,500	$ –	$ 24,500	$ –
Federal Reserve discount window advances	83,132	–	74,261	–
FHLB advances under blanket mortgage lien	12,738	57,434	20,929	58,159
Repurchase agreements and other FHLB advances	27,557	23,126	22,878	28,410
Wholesale market time deposits	34,783	85,430	44,176	77,195
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$184,710	$165,990	$187,744	$163,764

Funding as a percent of total assets	30.7%	27.6%	30.9%	27.0%

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs.  At March 31, 2010, unused (but available) wholesale funding was approximately $185 million, or 31% of total assets, compared to $188 million, or 31% of total assets at December 31, 2009.  Certain municipal securities held in our investment portfolio may also be available for pledging as collateral against repurchase agreements and FHLB advances under conditions dictated by the lender.  However, due to the difficulty and uncertainty of the amount ultimately available as collateral, unpledged municipal securities are not considered available for funding in our internal analysis of liquidity flexibility or in the figures reported as unused but available wholesale funding above.

Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we had no Discount Window amounts outstanding during the past several quarters, approximately 45% of unused but available liquidity at March 31, 2010 was represented by available Discount Window advances compared to 40% of available liquidity at December 31, 2009.  During June 2010, we were informed by the Federal Reserve that a Program-wide change in the calculation of fair value of commercial related loans that we submit for Discount Window collateral would reduce the borrowing base of our collateral pool by approximately 7%.

Total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At March 31, 2010, we could have drawn an FHLB advance up to $7,566 of the $12,738 available without the purchase of FHLB stock.  Further advances of the remaining $5,172 available would have required us to purchase additional FHLB stock totaling $259.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2010.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 6.9% and 5.6% at March 31, 2010, and December 31, 2009, respectively.

CAPITAL RESOURCES

Stockholders’ equity increased $1,012 to $43,282 during the three months ended March 31, 2010.  The increase was driven by quarterly net income of $881 and an increase in unrealized gain on securities available for sale of $122.  Net book value of $27.67 per share at March 31, 2010 increased 4.3% from net book value per share of $26.53 at March 31, 2009 and 2.1% from net book value of $27.11 per share at December 31, 2009.  Unrealized gains in securities available for sale reflected as accumulated other comprehensive income represented approximately $1.21, or 4.4% of total net book value at March 31, 2010.  The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio.  If market rates were to increase in the future, existing unrealized gains would decline, negatively influencing net book value per share.

During the March 2010 quarter, we issued 4,983 shares of restricted stock having a grant date value of $75 to certain key employees as a retention tool and to align employee performance with shareholder interests.  The shares vest over the service period using a straight-line method and unvested shares are forfeited if, prior to vesting, the employee is no longer employed with the Bank.  Refer to Footnote 2 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

No shares were repurchased by us during the three months ended March 31, 2010 or 2009 as we sought to conserve capital for growth and increased regulatory capital ratios.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2010.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of March 31, 2010, and December 31, 2009, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which are an important source of funding.  Average book tangible stockholders’ equity to average assets was 6.82% during the March 2010 quarter, 7.01% during the December 2009 quarter, and 6.88% during the March 2009 quarter.

Table 15:  Capital Ratios

PSB Holdings, Inc. – Consolidated

	March 31,		December 31,
(dollars in thousands)	2010	2009	2009

Stockholders’ equity	$ 43,282	$ 41,375	$ 42,270
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(114)	(87)	(115)
Unrealized gain on securities available for sale	(1,898)	(1,940)	(1,781)

Tier 1 regulatory capital	48,770	46,848	47,874
Senior subordinated notes	7,000	0	7,000
Allowance for loan losses	6,097	6,030	6,121

Total regulatory capital	$ 61,867	$ 52,878	$ 60,995

Tier 1 capital to average tangible assets (leverage ratio)	8.08%	8.23%	8.12%
Tier 1 capital to risk-weighted assets	10.03%	9.71%	9.81%
Total capital to risk-weighted assets	12.72%	10.96%	12.49%

Peoples State Bank – Subsidiary

Tier 1 capital average tangible assets (leverage ratio)	9.10%	8.15%	9.16%
Tier 1 capital to risk-weighted assets	11.32%	9.61%	11.05%
Total capital to risk-weighted assets	12.57%	10.86%	12.30%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of March 31, 2010 and December 31, 2009.

Table 16:  Residential Mortgage Loans Serviced for Others as of March 31, 2010 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 37,330	566	5.42%	84	$ 499	$ 2,494	$ 130	0.35%
FHLB MPF 125	59,441	570	5.77%	46	1,851	1,753	255	0.43%
FHLB XTRA	137,082	951	4.83%	10	n/a	n/a	725	0.53%
FNMA	6,209	47	5.21%	11	n/a	n/a	33	0.53%

Totals	$240,062	2,134	5.16%	30	$ 2,350	$ 4,247	$ 1,143	0.48%

Table 17:  Residential Mortgage Loans Serviced for Others as of December 31, 2009 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 39,908	587	5.41%	81	$ 499	$ 2,494	$ 144	0.36%
FHLB MPF 125	62,751	591	5.78%	44	1,851	1,753	280	0.45%
FHLB XTRA	130,541	902	4.83%	7	n/a	n/a	699	0.54%
FNMA	4,564	34	5.37%	14	n/a	n/a	24	0.53%

Totals	$237,764	2,114	5.19%	29	$ 2,350	$ 4,247	$ 1,147	0.49%

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

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan.  We are paid an annualized fee of 25 basis points for servicing future payments on the loan.  We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees.  The FHLB has no recourse to us for their realized future principal losses under the XTRA program.  As loan principal is repaid by customers on loans in these discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, reducing our mortgage banking income in future periods. Credit enhancement fee income was $12 and $39 during the three months ended March 31, 2010 and 2009, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of PSB’s Form 10-K for the year ended December 31, 2009.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of PSB’s Annual Report on Form 10-K for the year ended December 31, 2009, under the caption “Forward-Looking Statements.”  These and other risk factors could materially affect PSB’s business, financial condition, or future results of operations.  The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

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

PSB HOLDINGS, INC.

May 14, 2010

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002