Form 10-Q
period 2010-06-30
PSB HOLDINGS INC /WI/
filed 2010-08-16
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of
the Exchange Act).			Yes	☐	No	☒

The number of common shares outstanding at August 13, 2010 was 1,564,297.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2010

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		June 30, 2010 (unaudited) and December 31, 2009
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Six Months Ended June 30, 2010 and 2009 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Six Months Ended June 30, 2010 (unaudited)	3

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2010 and 2009 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	38

	Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2010 unaudited, December 31, 2009 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2010	2009
Assets

Cash and due from banks	$ 9,211	$ 15,010
Interest-bearing deposits and money market funds	2,341	731
Federal funds sold	–	10,596

Cash and cash equivalents	11,552	26,337

Securities available for sale (at fair value)	107,458	106,185
Loans held for sale	494	–
Loans receivable, net	441,208	437,633
Accrued interest receivable	2,247	2,142
Foreclosed assets	6,223	3,776
Premises and equipment, net	10,550	10,283
Mortgage servicing rights, net	1,163	1,147
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,693	10,489
Other assets	5,320	5,612

TOTAL ASSETS	$ 600,158	$ 606,854

Liabilities

Non-interest-bearing deposits	$ 54,718	$ 60,003
Interest-bearing deposits	400,126	398,728

Total deposits	454,844	458,731

Federal Home Loan Bank advances	57,434	58,159
Other borrowings	24,864	28,410
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,238	4,552

Total liabilities	556,112	564,584

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,564,297 and 1,559,314 shares, respectively	1,751	1,751
Additional paid-in capital	5,485	5,599
Retained earnings	39,872	38,348
Accumulated other comprehensive income	2,007	1,776
Treasury stock, at cost – 187,134 and 192,117 shares, respectively	(5,069)	(5,204)

Total stockholders’ equity	44,046	42,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 600,158	$ 606,854

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$ 6,372	$ 6,186	$ 12,501	$ 12,349
Securities:
Taxable	779	805	1,534	1,616
Tax-exempt	317	332	645	687
Other interest and dividends	5	1	7	3

Total interest and dividend income	7,473	7,324	14,687	14,655

Interest expense:
Deposits	1,787	2,240	3,670	4,584
FHLB advances	468	577	928	1,166
Other borrowings	168	168	399	353
Senior subordinated notes	142	57	284	57
Junior subordinated debentures	113	114	226	227

Total interest expense	2,678	3,156	5,507	6,387

Net interest income	4,795	4,168	9,180	8,268
Provision for loan losses	585	600	1,045	1,300

Net interest income after provision for loan losses	4,210	3,568	8,135	6,968

Noninterest income:
Service fees	497	352	845	688
Mortgage banking	283	496	546	1,253
Gain on sale of loan	0	122	0	122
Investment and insurance sales commissions	205	151	344	244
Net loss on sale and write-down of securities	(20)	–	(20)	–
Loss on disposal of premises and equipment	0	0	0	(98)
Increase in cash surrender value of life insurance	103	102	204	203
Other noninterest income	229	219	469	398

Total noninterest income	1,297	1,442	2,388	2,810

Noninterest expense:
Salaries and employee benefits	2,058	2,029	4,110	3,792
Occupancy and facilities	480	443	1,014	985
Loss on foreclosed assets	38	8	149	22
Data processing and other office operations	324	229	558	484
Advertising and promotion	79	105	153	178
FDIC insurance premiums	241	429	473	595
Other noninterest expenses	581	574	1,184	1,150

Total noninterest expense	3,801	3,817	7,641	7,206

Income before provision for income taxes	1,706	1,193	2,882	2,572
Provision for income taxes	498	310	793	683

Net income	$ 1,208	$ 883	$ 2,089	$ 1,889
Basic earnings per share	$ 0.77	$ 0.57	$ 1.34	$ 1.21
Diluted earnings per share	$ 0.77	$ 0.57	$ 1.33	$ 1.21

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 210 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2010	$1,751	$5,599	$38,348	$1,776	$(5,204)	$42,270

Comprehensive income:
Net income			2,089			2,089
Unrealized gain on securities
available for sale, net of tax				219		219
Reclassification adjustment for security
loss included in net income, net of tax				12		12

Total comprehensive income						2,320

Issuance of new restricted stock grants		(135)			135	–
Vesting of existing restricted stock grants		21				21
Cash dividends declared $.36 per share			(557)			(557)
Cash dividends declared on unvested
restricted stock grants			(8)			(8)

Balance June 30, 2010	$1,751	$5,485	$39,872	$2,007	$(5,069)	$44,046

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009 – unaudited

(dollars in thousands)	2010	2009

Cash flows from operating activities:

Net income	$ 2,089	$ 1,889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	974	1,094
Provision for loan losses	1,045	1,300
Deferred net loan origination costs	(135)	(234)
Gain on sale of loans	(412)	(1,349)
Provision for (recapture of) servicing right valuation allowance	7	(88)
Loss on sale of premises and equipment	–	98
(Gain) loss on sale of foreclosed assets	28	(8)
Loss on sale and write-down of securities	20	–
Increase in cash surrender value of life insurance	(204)	(203)
Changes in operating assets and liabilities:
Accrued interest receivable	(105)	45
Other assets	213	(461)
Other liabilities	(314)	364

Net cash provided by operating activities	3,206	2,447

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	13,628	12,924
Payment for purchase of:
Securities available for sale	(14,674)	(13,757)
Net increase in loans	(7,962)	(10,434)
Capital expenditures	(735)	(34)
Proceeds from sale of foreclosed assets	475	40

Net cash used in investing activities	(9,268)	(11,261)

(dollars in thousands)	2010	2009

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	(5,285)	1,100
Net increase in interest-bearing deposits	1,398	2,935
Net decrease in FHLB advances	(725)	(4,250)
Net increase (decrease) in other borrowings	(3,546)	3,208
Proceeds from issuance of senior subordinated notes	–	6,550
Dividends declared	(565)	(550)

Net cash provided by (used in) financing activities	(8,723)	8,993

Net increase (decrease) in cash and cash equivalents	(14,785)	179
Cash and cash equivalents at beginning	26,337	13,172

Cash and cash equivalents at end	$ 11,552	$ 13,351

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 5,625	$ 6,425
Income taxes	423	1,080

Noncash investing and financing activities:

Loans charged off	$ 995	$ 328
Loans transferred to foreclosed assets	2,950	539
Loans originated on sale of foreclosed assets	–	–
Issuance of unvested restricted stock grants at fair value	75	150
Vesting of restricted stock grants	21	12

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012.   No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of June 30, 2010, 3,645 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.99 per share.  As of December 31, 2009, 4,281 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the six months ended June 30, 2010, 636 options lapsed that were eligible to be exercised at $15.84 per share.  During the six months ended June 30, 2009, 195 options lapsed that were eligible to be exercised at $15.86 per share.  No options were exercised during the six months ended June 30, 2010 and 2009.

PSB granted restricted stock to certain employees having an initial market value of $75 and $150 during the three months ended March 31, 2010, and 2009, respectively.  Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the six months ended June 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $21 and $12 during 2010 and 2009, respectively.

The following table summarizes information regarding restricted stock outstanding at June 30, 2010 and 2009 including activity during the six months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2009	3,916	$ 25.53
Restricted stock granted	10,416	14.40

June 30, 2009	14,332	$ 17.44

January 1, 2010	14,332	$ 17.44
Restricted stock granted	4,983	15.05
Restricted stock legally vested	(785)	(25.53)

June 30, 2010	18,530	$ 16.45

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2010	$ 42
2011	58
2012	65
2013	65
2014	45
Thereafter	15

Totals	$290

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
(dollars in thousands, except per share data – unaudited)	June 30,		June 30,
	2010	2009	2010	2009

Net income	$ 1,208	$ 883	$ 2,089	$ 1,889

Weighted average shares outstanding	1,564,297	1,559,314	1,564,214	1,559,256
Effect of dilutive stock options outstanding	748	1,119	704	740

Diluted weighted average shares outstanding	1,565,045	1,560,433	1,564,918	1,559,996

Basic earnings per share	$ 0.77	$ 0.57	$ 1.34	$ 1.21
Diluted earnings per share	$ 0.77	$ 0.57	$ 1.33	$ 1.21

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six Months ended
	June 30,		June 30,
(dollars in thousands – unaudited)	2010	2009	2010	2009

Net income	$ 1,208	$ 883	$ 2,089	$ 1,889
Unrealized gain (loss) on securities
available for sale, net of tax	97	(441)	219	27
Reclassification adjustment for security
loss included in net income, net of tax	12	–	12	–

Comprehensive income	$ 1,317	$ 442	$ 2,320	$ 1,916

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

NOTE 9 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level with U.S. Bank for advances up to $1 million, which expires February 28, 2011.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.50%.  PSB was in compliance with all financial covenants associated with the line as of June 30, 2010.  As of June 30, 2010 and December 31, 2009, no advances were outstanding on the line.

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

Level 3 securities include trust preferred securities and senior subordinated notes issued by Wisconsin headquartered banks that are not traded in an active market.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security which represents an income approach to fair value.  At June 30, 2010, $1,843 (approximately 97% of Level 3 securities) were privately placed trust preferred capital or senior subordinated debt issued by Wisconsin headquartered banks with current coupons ranging from 6.50% to 8.00%.  At June 30, 2010, these securities assumed a discount rate for estimated future cash flows based on credit spreads ranging from 5.35% to 8.30% for discount periods ranging from approximately two to eight years.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.  Significant unobservable inputs at June 30, 2010 used to measure fair value included:

•

Servicing cost of $100 per loan annually

•

Cash flow discount rate ranging from 8.25% to 12%, depending on year of origination

•

Short-term reinvestment rate on the float of payments to investors equal to .50%

•

Estimated future delinquent loans as a percentage of the serviced loan pool equal to 0.7%

•

Estimated foreclosed principal as a percentage of the serviced loan pool equal to .25%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value.  Significant unobservable inputs at June 30, 2010 used to measure fair value included:

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

Assets measured at fair value on a recurring basis at period-end:

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	June 30, 2010

Securities available for sale:

U.S. Treasury and agency debentures	$ 4,349	$ –	$ 4,349	$ –
Obligations of states and political subdivisions	50,964	–	50,964	–
U.S. agency issued residential MBS and CMO	49,462	–	49,462	–
Privately issued residential MBS and CMO	777	–	777	–
Nonrated trust preferred and subordinated debt	1,854	–	–	1,854
Other equity securities	52	–	5	47

Total securities available for sale	107,458	–	105,557	1,901
Loans held for sale	494	–	494	–

Total assets	$ 107,952	$ –	$ 106,051	$ 1,901

Assets:	December 31, 2009

Securities available for sale:

U.S. Treasury and agency debentures	$ 10,227	$ –	$ 10,227	$ –
Obligations of states and political subdivisions	47,178	–	47,178	–
U.S. agency issued residential MBS and CMO	46,214	–	46,214	–
Privately issued residential MBS and CMO	936	–	936	–
Nonrated trust preferred and subordinated debt	1,562	–	–	1,562
Other equity securities	68	–	21	47

Total securities available for sale	106,185	–	104,576	1,609
Loans held for sale	–	–	–	–

Total assets	$ 106,185	$ –	$ 104,576	$ 1,609

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2009:	$ 1,670
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(22)
Purchases, maturities, and sales	–

Balance at June 30, 2009	$ 1,648

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2009	$ –

Balance at January 1, 2010	$ 1,609
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(108)
Purchases, maturities, and sales	400

Balance at June 30, 2010	$ 1,901

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2010	$ –

Assets measured at fair value on a non-recurring basis at period-end:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	June 30, 2010

Impaired loans	$ 1,362	$ –	$ –	$ 1,362
Foreclosed assets	6,223	–	–	6,223
Mortgage servicing rights	1,163	–	–	1,163
Mortgage rate lock commitments	89	–	–	89

Total assets	$ 8,837	$ –	$ –	$ 8,837

Liabilities – Guarantee liability	$ 71	$ –	$ –	$ 71

Assets:	December 31, 2009

Impaired loans	$ 7,464	$ –	$ –	$ 7,464
Foreclosed assets	3,776	–	–	3,776
Mortgage servicing rights	1,147	–	–	1,147
Mortgage rate lock commitments	7	–	–	7

Total assets	$ 12,394	$ –	$ –	$ 12,394

Liabilities – Guarantee liability	$ 93	$ –	$ –	$ 93

At June 30, 2010, loans with a carrying amount of $2,841 were considered impaired and were written down to their estimated fair value of $1,362 net of a valuation allowance of $1,479.  At December 31, 2009, loans with a carrying amount of $9,452 were considered impaired and were written down to their estimated fair value of $7,464, net of a valuation allowance of $1,988.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At June 30, 2010, mortgage servicing rights with a carrying amount of $1,252 were considered impaired and were written down to their estimated fair value of $1,163, resulting in an impairment allowance of $89.  At December 31, 2009, mortgage servicing rights with a carrying amount of $1,229 were considered impaired and were written down to their estimated fair value of $1,147, resulting in an impairment charge of $82.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$ 11,552	$ 11,552	$ 26,337	$ 26,337
Securities	107,458	107,458	106,185	106,185
Net loans receivable and loans held for sale	441,702	445,591	437,633	440,162
Accrued interest receivable	2,247	2,247	2,142	2,142
Mortgage servicing rights	1,163	1,163	1,147	1,147
Mortgage rate lock commitments	89	89	7	7
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,693	10,693	10,489	10,489

Financial liabilities:

Deposits	$ 454,844	$ 458,625	$ 458,731	$ 462,040
FHLB advances	57,434	60,040	58,159	59,865
Other borrowings	24,864	26,647	28,410	29,717
Senior subordinated notes	7,000	6,932	7,000	6,698
Junior subordinated debentures	7,732	7,644	7,732	7,498
Accrued interest payable	857	857	975	975
Guarantee liability	71	71	93	93

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

NOTE 12 – FUTURE ACCOUNTING CHANGE

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance issued in July 2010 under ASC Topic 310, “Receivables,” will require extensive new disclosures surrounding the allowance for loan losses although it does not change any credit loss recognition or measurement rules.  The new rules require disclosures to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan.  In addition, disclosures on internal credit grading metrics and information on impaired, nonaccrual, and restructured loans are also required.  The new period-end disclosures are effective for financial periods ending December 31, 2010 and disclosures of loan loss allowance activity are effective for the quarter ended March 31, 2011.  Adoption of these new disclosures under ASC Topic 310 is not expected to have a significant impact on our financial statements.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2010 but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the release date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of June 30, 2010 compared to December 31, 2009 and results of our operations for the three months and six months ended June 30, 2010 compared to the results of operations for the three months and six months ended June 30, 2009.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE OVERVIEW

Results of Operations

June 2010 quarterly net income was $1,208, or $.77 per diluted share compared to quarterly net income of $883, or $.57 per diluted share during the June 2009 quarter.  Current quarterly net income increased $378 (after tax impacts) due to higher net interest income, which was offset by a $129 decline in mortgage banking income (after tax impacts).  Combined provision for loan losses and loss on foreclosed assets were $378 and $368 (after tax impacts) during the quarters ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, net income was $2,089, or $1.33 per diluted share compared to $1,889, or $1.21 per diluted share during 2009, an increase of 10%.  Year to date net income increased $547 over 2009 (after tax impacts) from higher net interest income, but was offset $428 (after tax impacts) from a decline in mortgage banking revenue compared to the 2009 refinancing wave prompted by a significant decline in residential mortgage rates.  Current year to date income also benefited from a slight decline in provision for loan losses and loss on foreclosed assets which were $724 (after tax impacts) and $801 (after tax impacts) during the six months ended June 30, 2010 and 2009, respectively.

Nonperforming loans decreased $3,684 to $9,614 at June 30, 2010 compared to $13,298 at December 31, 2009 due to final foreclosures on $3,945 of loan principal prior to related loan charge offs totaling $995.  Foreclosed assets increased $2,447 (net of $503 of foreclosed property basis sold) to $6,223 at June 30, 2010 compared to $3,776 at December 31, 2009.  Total nonperforming assets were $15,837 at June 30, 2010 and $17,074 at December 31, 2009, a decline of 7%.

Liquidity

Total assets were $600.2 million at June 30, 2010 compared to $606.9 million at December 31, 2009 and $581.8 million at June 30, 2009.  During the six months ended June 30, 2010, a $13.5 million decline in cash and investments was offset by a $5.9 million increase in net loans receivable and foreclosed properties.  The remaining decline in cash and investments supported a $9.0 million decline in local deposits, primarily seasonal deposits from local governmental entities.  During the six months ended June 30, 2010, wholesale funding including FHLB advances, brokered certificates of deposit, repurchase agreements and federal funds purchased increased $832, or 0.5% to $164,596 (27.4% of total assets) compared to $163,764 at December 31, 2009 (27.0% of assets).

At June 30, 2010, unused (but available) wholesale funding was approximately $183 million, or 31% of total assets, compared to $188 million, or 31% of total assets at December 31, 2009.  Certain municipal securities held in PSB’s investment portfolio may also be available for pledging as collateral against repurchase agreements and FHLB advances under conditions dictated by the lender.  However, due to the difficulty and uncertainty of the amount ultimately available as collateral, unpledged municipal securities are not considered available for funding in our internal analysis of liquidity flexibility or in the figures reported as unused but available wholesale funding.

Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we had no Discount Window amounts outstanding, approximately 43% of unused but available liquidity at June 30, 2010 was represented by available Discount Window advances compared to 40% of available liquidity at December 31, 2009.  Discount Window advances are collateralized by performing commercial related loans held in our portfolio and line availability is dependent on such pledged loans continuing to perform according to terms.

Capital Resources

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 13.15% at June 30, 2010, up from 12.49% at December 31, 2009 due to retained quarterly net income and a 2.9% reduction in total regulatory risk-weighted assets compared to the end of 2009.  Average tangible common equity (excluding the unrealized gain on sale of securities available for sale) to average assets was 6.90% and 6.92% during the six months ended June 30, 2010 and 2009, respectively.

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

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $245 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, up from $238 million at December 31, 2009.  At June 30, 2010, we have provided a credit enhancement against FHLB loss on approximately 37% of the serviced principal (down from 43% at December 31, 2009), up to a maximum guarantee of $2.3 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $4.2 million on this loan pool of approximately $92 million.  No sold loans have received our credit enhancement guarantee of principal since October 2008 and we have no intention of originating future loans with the guarantee.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $98 million at June 30, 2010 compared to $88 million at December 31, 2009.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Recent Government Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama on July 21, 2010.  Dodd-Frank will impact the financial services industry more extensively than any banking legislation since the 1930’s.  Many of the Act’s provisions will affect the nation’s money center and large regional institutions and may not directly impact many community banks.  However, the Act carries some significant provisions that could impact us.  In addition, much of the specifics of the Act are to be implemented by banking regulatory agencies through regulations yet to be written preventing us from knowing the detailed timing or extent of future impacts.

The Act calls for regulatory agencies to draft new minimum leverage and risk-based capital standards.  New, and higher, capital standards will be applicable for us upon implementation of the regulations.  Such an increase could cause us to raise new capital, potentially diluting existing common shareholders.  However, the timing and extent of higher regulatory capital levels is not yet known.

Many small banks, including PSB, raise capital from local investors (referred to as “accredited investors”) through private placement offerings not registered with the Securities and Exchange Commission.  Effective immediately, new rules require accredited investors to have a minimum net worth of $1 million, excluding the value of their primary residence, to participate in a private placement offering.  The new limitation that excludes the value of an investor’s primary residence could reduce the number of potential investors for future PSB capital offerings, increasing the cost of future capital or making it more difficult to obtain.

Any future issue of hybrid capital instruments such as trust preferred securities may not be included as Tier 1, or “core” capital.  Rather, such hybrid instruments may only be used as Tier 2 capital.  In 2005, PSB issued $7.5 million in trust preferred securities that are currently reflected as core capital and will continue to be considered core under grandfathering provisions of the Act.  However, elimination of future issue hybrid capital instruments such as trust preferred securities from core capital may cause us to issue common or preferred stock shares to raise core capital if needed, potentially diluting existing common stockholders.

The new law directs the Federal Reserve to set interchange rates in electronic debit-card transactions involving issuers with more than $10 billion in assets.  Most community banks, including PSB will be exempted from these interchange fee restrictions. The Federal Reserve is directed to regulate the “reasonableness” of the fees, and institutions’ losses from fraudulent activity may be factored into the “reasonableness” determination.  In addition, merchants may now discriminate based on payment type (debit card vs. credit card) and, regardless of card association rules, and may set minimum payment amounts to accept cards.  Notwithstanding the “small bank” exemption from the interchange restrictions, community banks may be limited to the transaction interchange rates charged by the largest banks and processing competitors and accordingly, it is possible that interchange fee income at community banks, including PSB, will decrease.

RESULTS OF OPERATIONS

Earnings

Quarter ended June 30, 2010 compared to June 30, 2009

June 2010 quarterly earnings were $.77 per share on net income of $1,208, an increase of $325, or 35% from June 2009 quarterly earnings which were $.57 per share on net income of $883.  Return on average assets was .81% and .62% during quarter ended June 30, 2010 and 2009, respectively.  Return on average stockholders’ equity was 11.08% and 8.41% during the quarter ended June 30, 2010 and 2009, respectively.  Total provision for loan losses and loss on foreclosed assets expense was stable at $623 and $608 during the quarters ended June 30, 2010 and 2009, respectively.

The June 2010 quarter benefited from significantly higher net interest income including payoff of a $1 million nonperforming loan with deferred interest of $108 from past payments made while in nonaccrual status, which was recognized in the June 2010 quarter upon payoff.  Absent this nonrecurring interest payment, net interest income increased $519 during the June 2010 quarter.  However, increased 2010 quarterly net interest income was offset by a $213 decline in mortgage banking income as 2009 saw elevated mortgage refinancing income due to a significant reduction in mortgage rates during the period.

Also increasing during the June 2010 quarter were deposit service fees and investment and insurance sales commissions, up $199 over 2009.  However, 2009 included a nonrecurring $122 gain on sale of a government guaranteed loan.  Operating expenses in the quarter ended June 2010 of $3,801 were similar to those seen during the prior year period.  However, a decline in FDIC insurance expenses in 2010 of $188 due to a 2009 special assessment was offset by an increase in occupancy and data processing expenses of $132 due to a core technology system conversion initiated in the June 2010 quarter.

Six months ended June 30, 2010 compared to June 30, 2009

Earnings during the six months ended June 2010 were $1.33 per diluted share on net income of $2,089, an increase of $200, or 10% over 2009 earnings which were $1.21 per share on net income of $1,889.  Return on average assets was .70% and .67% during six months ended June 30, 2010 and 2009, respectively.  Return on average stockholders’ equity was 9.75% and 9.16% during the six months ended June 30, 2010 and 2009, respectively.  Total provision for loan losses and loss on foreclosed assets expense declined 10% and was $1,194 and $1,322 during the six months ended June 30, 2010 and 2009, respectively.

Higher net interest income has been the most significant revenue increase during 2010 compared to 2009, up $912, or 11%.  However, this additional income was offset by lower mortgage banking income of $707 and higher salaries and employee benefits expense of $318.  Separately, deposit service fee income and investment sales commission income increased $257 over 2009 resulting in the majority of the increase in net income during the six months ended June 30, 2010 compared to 2009.  Increased deposit service fee income occurred from reintroduction of our overdraft protection product initiated in connection with our core technology system change.  Investment sales commission income is generally collected up front upon sale of the product and increased from a small number of individually significant sales.  Due to regulatory changes expected to lower overdraft income in effect during August 2010 and the volatility of investment product sales, these fee income sources may not be a significant driver of net income growth during the remainder of 2010 compared to the six months ended June 30, 2010.

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
Earnings and dividends:	2010	2010	2009	2009	2009

Net interest income	$ 4,795	$ 4,385	$ 4,557	$ 4,126	$ 4,168
Provision for loan losses	$ 585	$ 460	$ 1,600	$ 800	$ 600
Other noninterest income	$ 1,297	$ 1,091	$ 1,563	$ 1,203	$ 1,442
Other noninterest expense	$ 3,801	$ 3,840	$ 4,070	$ 3,553	$ 3,817
Net income	$ 1,208	$ 881	$ 489	$ 738	$ 883

Basic earnings per share(3)	$ 0.77	$ 0.56	$ 0.31	$ 0.47	$ 0.57
Diluted earnings per share(3)	$ 0.77	$ 0.56	$ 0.31	$ 0.47	$ 0.57
Dividends declared per share(3)	$ 0.36	$ –	$ 0.35	$ –	$ 0.35
Net book value per share	$ 28.16	$ 27.67	$ 27.11	$ 27.60	$ 26.47

Semi-annual dividend payout ratio	27.04%	n/a	44.47%	n/a	28.90%
Average common shares outstanding	1,564,297	1,564,131	1,559,314	1,559,314	1,559,314

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$ 435,509	$ 436,989	$ 433,212	$ 432,237	$ 429,104
Assets	$ 597,730	$ 603,988	$ 589,356	$ 588,180	$ 575,743
Deposits	$ 454,832	$ 457,055	$ 440,508	$ 441,741	$ 429,849
Stockholders’ equity	$ 43,737	$ 42,902	$ 43,233	$ 42,184	$ 42,118

Performance ratios:

Return on average assets(1)	0.81%	0.59%	0.33%	0.50%	0.62%
Return on average stockholders’ equity(1)	11.08%	8.33%	4.49%	6.94%	8.41%
Average tangible stockholders’ equity to
average assets(4)	7.03%	6.82%	7.01%	6.89%	6.97%
Net loan charge-offs to average loans(1)	0.51%	0.38%	0.72%	0.45%	0.16%
Nonperforming loans to gross loans	2.14%	2.53%	2.99%	2.21%	3.11%
Allowance for loan losses to gross loans	1.71%	1.73%	1.71%	1.54%	1.47%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	31.86%	32.99%	35.49%	34.91%	31.80%
Net interest rate margin(1)(2)	3.57%	3.28%	3.43%	3.09%	3.23%
Net interest rate spread(1)(2)	3.31%	3.02%	3.12%	2.76%	2.90%
Service fee revenue as a percent of
average demand deposits(1)	3.67%	2.65%	2.51%	2.76%	2.64%
Noninterest income as a percent of gross revenue	14.79%	13.14%	17.30%	14.18%	16.45%
Efficiency ratio(2)	60.37%	67.55%	64.17%	64.13%	65.62%
Noninterest expenses to average assets(1)	2.55%	2.58%	2.74%	2.40%	2.66%

Stock price information:

High	$ 22.50	$ 22.50	$ 19.00	$ 23.00	$ 23.75
Low	$ 19.20	$ 15.05	$ 15.05	$ 18.00	$ 17.00
Last trade value at quarter-end	$ 20.00	$ 20.00	$ 15.05	$ 19.50	$ 23.50

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders' equity excludes the impact of cumulative other comprehensive income (loss).

Balance Sheet Changes and Analysis

At June 30, 2010, total assets were $600,158, compared to $601,065 at March 31, 2010 and $606,854 at December 31, 2009, a decrease of $907 (0.2%) and $6,696 (1.1%), respectively.  Changes in assets during the three months and six months ended June 30, 2010 consisted of:

Table 2:  Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2010		June 30, 2010
	$	%	$	%

Commercial, industrial and agricultural loans	$ 12,725	9.8%	$ 9,748	7.4%
Foreclosed assets	1,237	24.8%	2,447	64.8%
Residential real estate mortgage and home equity loans	1,210	1.2%	1,738	1.7%
Other assets (various categories)	1,144	6.1%	753	3.9%
Bank-owned life insurance	103	1.0%	204	1.9%
Investment securities	(830)	-0.8%	1,273	1.2%
Commercial real estate mortgage loans	(7,487)	-3.7%	(8,074)	-3.9%
Cash and cash equivalents	(9,009)	-43.8%	(14,785)	-56.1%

Total decrease in assets	$ (907)	-0.2%	$ (6,696)	-1.1%

During 2010, cash and cash equivalents held at the beginning of the year have been reinvested in loan growth of various types.  Most of the change in cash held and loans occurred in the quarter ended June 2010, in which all of the year to date loan growth originated and which accounted for 61% of the year to date decrease in cash held.  During the June 2010 quarter, gross loans increased $7,386 of which $3,057 were purchased as a loan participation from another Wisconsin community bank in a reciprocal transaction in which we sold $3,000 of loan principal involving unrelated borrowers to the same Wisconsin bank.  Both credits involved in the transaction were prudently underwritten and the result of the exchange diversified our credit risk.  Government guarantee lending program principal such as to the SBA also increased during the quarter with guaranteed principal held in the loan portfolio up $1.6 million, or 73%.  Ongoing negative general economic conditions continue to have an impact on borrower desire to increase their debt load and our willingness to lend.  A significant portion of recent borrower loan applications have not met our normal underwriting standards which negatively impacts the level of new loan originations and increases the likelihood of continued use of government guaranteed loan programs in connection with future loan growth.

Changes in net assets during the three months and six months ended June 30, 2010 impacted funding sources as follows:

Table 3:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2010		June 30, 2010
	$	%	$	%

Core deposits (including MMDA)	$ 4,174	1.3%	$ (15,598)	-4.7%
Other borrowings	1,738	7.5%	(3,546)	-12.5%
Other liabilities and debt (various categories)	830	4.6%	(314)	-1.6%
Stockholders’ equity	764	1.8%	1,776	4.2%
FHLB advances	–	0.0%	(725)	-1.2%
Wholesale deposits	(3,132)	-3.7%	5,103	6.6%
Retail certificates of deposit > $100	(5,281)	-8.3%	6,608	12.8%

Total decrease in liabilities and stockholders’ equity	$ (907)	-0.2%	$ (6,696)	-1.1%

Normal seasonal activity associated with local governmental and municipal deposits have had a significant impact on deposit balance changes during both the quarter and six months ended June 30, 2010.  During the June 2010 quarter, core deposits (including MMDA) declined $6,220 due mainly to a reduction in government deposits.  In addition, retail certificates of deposit > $100 declined approximately $4,471 from a decline in government certificates of deposit balances in the CDARS program.  Year to date, government deposits (both transactional and savings accounts) have declined $11,986, with nearly 89% of the decline occurring during the June 2010 quarter as governmental entities begin to use beginning of year tax revenues for their allocated purposes.  Separate from governmental deposits, all other local deposits have increased $2,996 during the six months ended June 30, 2010, led by a $3,016 increase in Rewards Checking, our high yield transaction NOW account.

Because we have funded current year loan growth with cash and cash equivalents held at the beginning of the year, our use of wholesale funding has changed little during the six months ended June 30, 2010.  All wholesale funding, including brokered deposits, FHLB advances, and other borrowings was $164.6 million (27.4% of total assets) at June 30, 2010, compared to $166.0 million (27.6% of total assets) at March 31, 2010 and $163.8 million (27.0%) at December 31, 2009.

Loans Receivable and Credit Quality

Table 4:  Period-End Loan Composition

	June 30,		June 30,		December 31, 2009
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2010	2009	2010	2009	Dollars	of total

Commercial, industrial and agricultural	$ 142,290	$ 141,584	31.7%	32.1%	$ 132,542	29.8%
Commercial real estate mortgage	197,285	197,877	43.9%	44.9%	205,359	46.1%
Residential real estate mortgage	80,614	75,728	17.9%	17.2%	79,220	17.8%
Residential real estate loans held for sale	494	138	0.1%	0.0%	–	0.0%
Consumer home equity	24,113	21,115	5.4%	4.8%	23,769	5.3%
Consumer and installment	4,571	4,374	1.0%	1.0%	4,354	1.0%

Totals	$ 449,367	$ 440,816	100.1%	100.0%	$ 445,244	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 75.6% of total loans at June 30, 2010 compared to 75.9% at December 31, 2009.  We hold only a small portion of construction, land development and other land loans, totaling $31,384 (commercial and residential loans) at June 30, 2010, representing 7.0% of gross loans, down from 8.8% of gross loans at December 31, 2010.  At June 30, 2010, unused commitments to fund real estate constructions loans were $1,725.

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

We believe the decline in general credit quality and decline in the general economy in our local markets has stabilized although the timing and extent of future losses in uncertain.  Foreclosed property is expected to continue to increase during 2010 as we work through ongoing collection and foreclosure actions.  A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during upcoming quarters.

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and (2) foreclosed assets.

Table 5:  Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2010	2009	2009

Nonaccrual loans	$ 9,614	$ 12,959	$ 13,298
Accruing loans past due 90 days or more	–	–	–
Restructured loans not on nonaccrual	–	736	–

Total nonperforming loans	9,614	13,695	13,298
Foreclosed assets	6,223	1,028	3,776

Total nonperforming assets	$ 15,837	$ 14,723	$ 17,074

Nonperforming loans as a % of gross loans receivable	2.14%	3.11%	2.99%
Total nonperforming assets as a % of total assets	2.64%	2.53%	2.81%

While nonaccrual loans declined $3,684 to $9,614 at June 30, 2010 compared to $13,298 at December 31, 2009, a significant portion of the reduction is due to loans reclassified as foreclosed assets upon legal completion of the foreclosure, before applicable loan charge offs.  Foreclosed assets increased $2,447 year to date through June 30, 2010.  During the six months ended June 30, 2010, total nonperforming assets declined $1,237 during a period in which $995 in loan principal was charged-off in connection with resolution of the loan or reclassification to foreclosed assets and $3,476 in loans were first added to nonaccrual status.

Total nonperforming assets as a percentage of total assets was 2.64% at June 30, 2010, compared to 2.69% at March 31, 2010 and 2.81% at December 31, 2009.  Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses (commonly referred to as the “Texas Ratio”) was 31.86%, 35.49%, and 31.80% at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  At June 30, 2010, all nonperforming assets aggregating $500 or more measured by gross principal outstanding (before specific loan reserves) represented 42% of all nonperforming assets as summarized in the following table.

Table 6:  Largest Nonperforming Assets at June 30, 2010 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Vacation home/recreational properties (four)	Foreclosed	$ 2,050	n/a
Nonowner occupied multi use, multi-tenant retail RE	Foreclosed	1,700	n/a
Building supply inventory and accounts receivable	Nonaccrual	831	700
Out of area condo land development – participation	Foreclosed	792	n/a
Owner occupied restaurant and business assets	Nonaccrual	740	100
Nonowner occupied retail/office building rental	Nonaccrual	605	–

Total listed assets		$ 6,718	$ 800
Total bank wide nonperforming assets		$ 15,837
Listed assets as a % of total nonperforming assets		42%

Annualized net loan charge-offs were .51% during the June 2010 quarter compared to .38% during the March 2010 quarter and .16% during the June 2009 quarter.  During the six months ended June 30, annualized net loan charge-offs were .45% and .15% during 2010, and 2009, respectively.  At June 30, 2010, the allowance for loan losses was $7,665 or 1.71% of total loans compared to $7,611, or 1.71% of total loans at December 31, 2009, and $6,496, or 1.47% of total loans at June 30, 2009.

Including the loans in the previous table, at June 30, 2010, our internal credit grading system identified 18 separate loan relationships totaling $3.7 million against which $2.0 million in specific loan loss reserves were allocated.  At December 31, 2009, our internal credit grading system identified 22 separate loan relationships totaling $10.8 million against which $2.5 million in loan loss reserves were recorded.  Since December 31, 2009, loan principal with specific reserve allocations declined $8,137 from resolution or foreclosure of the loan principal while loan principal with specific reserve allocations increased $1,037 from loans first identified as requiring an allocation during 2010.

Local loan demand has traditionally met requirements for loan growth, and out of area participation loans we have purchased represent a very small portion of the total loan portfolio, currently $16,821, or 3.7% of the gross loan portfolio at June 30, 2010 compared to $16,004, or 3.6% of the loan portfolio at December 31, 2009.  Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, we will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, we may sell a portion of a large loan credit for one of our customers to these same community banks to accommodate large loan requests.  These informal relationships with Wisconsin community banks make up the majority of our participation purchased loan portfolio.  However, at June 30, 2010, this portfolio also included a $1.7 million loan participation purchased from Bankers’ Bank of Wisconsin secured by development commercial real estate and $437 of purchased loans from Bankers Healthcare Group secured by medical equipment to medical practices operating outside of our local market area.  Both of these loan types were performing according to their terms at June 30, 2010.

We guaranteed repayment of a customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount we guaranteed totaled $6,365 and $5,924 at June 30, 2010, and December 31, 2009, respectively.  The letter of credit guarantee expires during 2010, while the swap guarantees expire in 2018 and 2022.  The guarantee liability is carried at cost (equal to the amount of deferred income received), which approximates fair value and totaled $71 and $93 at June 30, 2010, and December 31, 2009, respectively.  The liability is recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income is recognized as other noninterest income.  Income recognized on the guarantees totaled $22 during the six months ended June 30, 2010, and 2009.  Subsequent to June 30, 2010 we were relieved of this guarantee obligation upon customer refinance and recorded $71 in noninterest income in settlement of the guarantee obligation.

Provision for Loan Losses and Loss of Foreclosed Assets

We determine the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  Our provision for loan losses was $585 in the June 2010 quarter compared to $460 in the most recent March 2010 quarter and $600 in the prior year June 2009 quarter.  During the six months ended June 30, provision for loan losses was $1,045 and $1,300 during 2010 and 2009, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  Although the level of loan loss provision during the remainder of 2010 is expected to be similar to that seen during the six months ended June 30, 2010, future provisions will be impacted by the actual amount of impaired and other problem loans identified by the internal procedures or regulatory agencies.

Table 7:  Allowance for Loan Losses

	Three months ended		YTD Ending
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Allowance for loan losses at beginning	$ 7,649	$ 6,065	$ 7,611	$ 5,521

Provision for loan losses	585	600	1,045	1,300
Recoveries on loans previously charged-off	2	2	4	3
Loans charged off	(571)	(171)	(995)	(328)

Allowance for loan losses at end	$ 7,665	$ 6,496	$ 7,665	$ 6,496

Loss on foreclosed assets was $38 during the June 2010 quarter compared to $111 during the most recent March 2010 quarter and $8 during the June 2009 quarter.  During the six months ended June 30, loss on foreclosed properties was $149 and $22 during 2010 and 2009, respectively.  Current year to date foreclosure losses are greater than seen during 2009 due to real estate tax and other holding costs required on a larger portfolio of foreclosed properties.

Net Interest Income

Quarter ended June 30, 2010 compared to June 30, 2009

Net interest income is the most significant component of earnings.  Tax adjusted net interest income totaled $4,999 during the June 2010 quarter compared to $4,375 in the June 2009 quarter, an increase of $624, or 14.3%.  During the June 2010 quarter, a $1.0 million nonaccrual loan was repaid when the borrower refinanced with another lender.  During the nonaccrual period, the borrower continued to make periodic payments which were fully applied against principal in accordance with our policy for nonaccrual loans.  Upon repayment in full, we recovered those past payments as interest income, which increased net interest income by approximately $108 during the June 2010 quarter.  Separate from this problem loan repayment, approximately 34% of the increased net interest income ($173) was from increased earning asset volume and 66% ($343) was from increased net interest margin (rate).

Loan yield during the June 2010 quarter was 5.80% compared to 5.63% during March 2010 and 5.73% during June 2009.  Even if the $108 interest payment recorded from repayment of the $1.0 million nonaccrual loan noted above was disregarded, June 2010 quarterly loan yield would have been 5.70%, an increase in yield over the prior March 2010 quarter.  Funding costs continued to decline, falling to 2.17% during the June 2010 quarter compared to 2.28% in March 2010 and 2.66% in June 2009.

Six months ended June 30, 2010 compared to June 30, 2009

Year to date tax adjusted net interest income was $9,594 in 2010 compared to $8,692 in 2009, an increase of $902, or 10.3%.  As noted above, $108 of the 2010 increase was from repayment of a nonaccrual loan who had made regular payments during the nonaccrual period.  Absent this unusual item, net interest income increased 9.1%.  Excluding the special item, $481 (or 61%) of the net interest income increased was from higher net interest margin, and $313 (or 39%) of the increase was from increased earning asset volume.

Year to date net interest margin was 3.42% during the six months ended June 30, 2010 compared to 3.25% during the same period in 2009 as loan yields have declined less than related funding costs.  During the upcoming quarter, loan and securities yield declines are expected to match declines in certificate of deposit funding costs resulting in September 2010 quarterly net interest margin similar to that seen for the six months ended June 30, 2010.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market.  At June 30, 2010, approximately 92% of our $124 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 98% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  The weighted average amount in which actual loan yields were supported by the “in the money” loan rate floor was approximately 150 basis points on $112 million of adjustable rate loans at June 30, 2010.

If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,673 and .30%, respectively, based on those existing loan floors and total earning assets at June 30, 2010.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Table 8:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2010			Quarter ended June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 443,263	$ 6,413	5.80%	$ 435,247	$ 6,222	5.73%
Taxable securities	73,245	779	4.27%	65,916	805	4.90%
Tax-exempt securities(2)	35,419	480	5.44%	36,431	503	5.54%
FHLB stock	3,250	–	0.00%	3,250	–	0.00%
Other	7,185	5	0.28%	2,430	1	0.17%

Total(2)	562,362	7,677	5.48%	543,274	7,531	5.56%

Non-interest-earning assets:
Cash and due from banks	8,900			12,423
Premises and equipment, net	10,457			10,542
Cash surrender value ins	10,630			10,110
Other assets	13,135			5,537
Allowance for loan losses	(7,754)			(6,143)

Total	$ 597,730			$ 575,743

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 120,235	$ 351	1.17%	$ 98,471	$ 348	1.42%
Money market deposits	92,559	260	1.13%	70,298	238	1.36%
Time deposits	187,703	1,176	2.51%	207,563	1,654	3.20%
FHLB borrowings	57,434	468	3.27%	62,835	577	3.68%
Other borrowings	23,352	168	2.89%	26,040	168	2.59%
Senior subordinated notes	7,000	142	8.14%	2,834	57	8.07%
Junior subordinated debentures	7,732	113	5.86%	7,732	114	5.91%

Total	496,015	2,678	2.17%	475,773	3,156	2.66%

Non-interest-bearing liabilities:
Demand deposits	54,335			53,517
Other liabilities	3,643			4,335
Stockholders’ equity	43,737			42,118

Total	$ 597,730			$ 575,743

Net interest income		$ 4,999			$ 4,375
Rate spread			3.31%			2.90%
Net yield on interest-earning assets			3.57%			3.23%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 9:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2010 compared to 2009
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 372	$ (208)	$ 164
Taxable securities	113	(195)	(82)
Tax-exempt securities(2)	(22)	(42)	(64)
FHLB stock	–	–	–
Other interest income	5	(1)	4

Total	468	(446)	22

Interest paid on:
Savings and demand deposits	112	(147)	(35)
Money market deposits	147	(33)	114
Time deposits	(241)	(752)	(993)
FHLB borrowings	(78)	(160)	(238)
Other borrowings	(11)	57	46
Senior subordinated notes	226	1	227
Junior subordinated debentures	–	(1)	(1)

Total	155	(1,035)	(880)

Net interest earnings	$ 313	$ 589	$ 902

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following Table 10 represents our earnings sensitivity to changes in interest rates at June 30, 2010.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

1.

Public or government fund MMDA and NOW are considered fully repriced within 60 days.  Higher yielding retail and non-governmental money market and NOW deposit accounts are considered fully repriced within 90 days.  Rewards Checking NOW accounts and lower rate money market deposit accounts are considered fully repriced within one year.  Other NOW and savings accounts are considered “core” deposits as they are generally insensitive to interest rate changes.  These core deposits are generally considered to reprice beyond five years.

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

5.

Bank owned life insurance is considered to reprice beyond 5 years.

Table 10 reflects a liability sensitive (“negative”) gap position during the next year, with a cumulative negative one-year gap ratio as of June 30, 2010 of 95.1% compared to a negative gap of 87.6% at December 31, 2009.  In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 10:  Interest Rate Sensitivity Gap Analysis

	June 30, 2010
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$164,382	$ 28,069	$ 62,647	$ 80,388	$ 92,995	$ 20,886	$449,367
Securities	5,613	7,717	8,881	14,352	28,824	42,071	107,958
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,693	10,693
Other earning assets	2,341						2,341

Total	$172,336	$ 35,786	$ 71,528	$ 94,740	$121,819	$ 76,900	$573,609
Cumulative rate sensitive assets	$172,336	$208,122	$279,650	$374,390	$496,709	$573,609

Interest-bearing liabilities
Interest-bearing deposits	$152,348	$ 27,441	$ 92,767	$ 33,518	$ 60,304	$ 33,748	$400,126
FHLB advances			2,310	10,000	44,124	1,000	57,434
Other borrowings	11,364				8,000	5,500	24,864
Senior subordinated notes						7,000	7,000
Junior subordinated debentures	7,732						7,732

Total	$171,444	$ 27,441	$ 95,077	$ 43,518	$112,428	$ 47,248	$497,156
Cumulative interest
sensitive liabilities	$171,444	$198,885	$293,962	$337,480	$449,908	$497,156

Interest sensitivity gap for
the individual period	$ 892	$ 8,345	$ (23,549)	$ 51,222	$ 9,391	$ 29,652
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	100.5%	130.4%	75.2%	217.7%	108.4%	162.8%

Cumulative interest
sensitivity gap	$ 892	$ 9,237	$(14,312)	$ 36,910	$ 46,801	$ 76,453
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	100.5%	104.6%	95.1%	110.9%	110.4%	115.4%

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

Table 11:  Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2010	June 2009	December 2009

Cumulative 1 year gap ratio
Base	95%	86%	88%
Up 200	91%	82%	84%
Down 100	98%	89%	92%

Change in Net Interest Income - Year 1
Up 200 during the year	-2.8%	-3.5%	-3.3%
Down 100 during the year	-1.1%	-0.1%	-1.1%

Change in Net Interest Income - Year 2
No rate change (base case)	-2.1%	3.5%	0.1%
Following up 200 in year 1	-2.2%	-0.4%	-2.0%
Following down 100 in year 1	-7.8%	-0.4%	-5.9%

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital.  Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 81.3% at June 30, 2010 compared to 81.6% at December 31, 2009.  In July 2010, we entered into a new fixed interest rate swap agreement on $7.5 million in junior subordinated debentures that was scheduled to convert to a floating rate effective September 15, 2010.  Extension of the fixed rate on the $7.5 million liability improved the core funding ratio.  The core funding utilization ratio would have been 77.4% had the fixed rate agreement been in place at June 30, 2010.

At June 30, 2010, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following June 30, 2010, net interest income would decline during the first two years of the simulation in amounts ranging from 1.5% to 3.9% of the base simulation’s net interest income ($293 to $761 per year).  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

Current net interest income sensitivity to a rising and flattening yield curve is lower than that seen at December 31, 2009 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first three years of the simulation in amounts ranging from 5.9% to 8.7% of the base simulation’s net interest income.  The decline in sensitivity is due in part to extension of fixed rate wholesale funding sources, whose average fixed rate period was approximately 34 months at June 30, 2010 up from an average of approximately 22 months during the year ended December 31, 2009.  Wholesale funding makes up 27.4% of total assets at June 30, 2010.

Noninterest Income

Quarter ended June 30, 2010 compared to June 30, 2009

Total noninterest income for the quarter ended June 30, 2010 was $1,297 compared to $1,442 earned during the June 2009 quarter, a decline of $145, or 10%.  The decline was due to $213 lower mortgage banking income during 2010 compared to 2009, which saw a significant decline in mortgage rates and a wave of customer loan refinancing.  In addition, PSB recognized a $122 gain on sale of a government guaranteed loan during the June 2009 quarter.  However, these declines were partially offset by increased 2010 service fee income of $145 as we introduced a revamped consumer overdraft protection product during the June 2010 quarter.  Parameters of the new overdraft protection product also generated increased charge-off of overdraft balances in the program from $21 in the June 2009 quarter to $51 in the June 2010 quarter.  Balance charge offs are recognized as other noninterest expense.  Pre-tax overdraft fee income, net of balance charge offs, was $390 during the quarter ended June 30, 2010 and $231 during 2009.

New Federal Reserve regulation over overdraft protection programs becomes effective during the September 2010 quarter for PSB.  The new rules require consumers to opt in to bank programs to provide overdraft protection.  Certain payments by consumers who do not opt into the bank’s overdraft program will not be paid by the bank, reducing overdraft fee income.  PSB expects overdraft income to decline due to the new rules.

During the June 2010 quarter, we wrote down the basis on our investment in FNMA preferred stock due to an other than temporary impairment of its values upon announcement that it would be delisted from the New York Stock Exchange.  This announcement caused the trading value of the stock to drop approximately 70%.  In light of the announcement, we reduced our cost basis in the stock from $25 to $5 and recorded a loss of $20 on write down of securities.  The remaining cost basis in our 20,000 shares held of the stock is $.25 per share.

Six months ended June 30, 2010 compared to June 30, 2009

Year to date through June 30, 2010, noninterest income was $2,388 compared to $2,810 during 2009, a decreased of $422, or 15%.  As noted for the June quarter, much of the decline was related to lower mortgage banking income, which declined $707 during the six months ended June 30, 2010.  In addition, our gain on sale of a government guaranteed loan of $122 during 2009 was not repeated in 2010, although most of the loan sale gain was offset by a loss on disposal of obsolete check processing equipment during 2009.  However, approximately one-half of the combined shortfall from these 2009 items was made up in increased deposit service fees of $157 (due to the revamped overdraft protection program discussed previously), $100 in additional investment sales commissions, and $71 in other noninterest income, primarily debit and merchant card interchange income.

The recently enacted Dodd-Frank financial reform legislation is expected to decrease the amount of interchange income we collect on debit card and merchant payment activity, although the timing and extent of the reduction cannot yet be estimated.  During the six months ended June 30, card interchange revenue was $323 and $288 during 2010 and 2009, respectively.

Noninterest Expense

Quarter ended June 30, 2010 compared to June 30, 2009

Noninterest expenses totaled $3,801 during the June 2010 quarter compared to $3,817 during the prior June 2009 quarter, a decrease of $16.  However, the prior June 2009 quarter included a special FDIC insurance assessment totaling $264.  Prior to the special assessment and all other FDIC insurance premiums, June 2010 quarterly operating expenses increased $172, or 5.1%.  The most significant quarterly expense increase was for data processing expenses, up $95 as we converted and outsourced our core data processing system to Jack Henry and Associates.  The new system, while increasing data processing costs, is expected to provide significant operating efficiencies and capacity for growth compared to the prior system maintained in house since 1997.

Six months ended June 30, 2010 compared to June 30, 2009

Year to date through June 30, 2010, total noninterest expense was $7,641 compared to $7,206 in 2009, an increase of $435, or 6.0%.  The majority of the increase was in employee salaries and benefits, which increased $318 or 8.4%.  Approximately $111 of the increase was from deferral of fewer direct loan origination wage costs during 2010 due to a decline in the number of new loan originations.  Data processing system conversion overtime and benefit costs also added approximately $75 to wages, with the remaining $132 of increased wages and benefits coming from annual inflationary pay increases averaging 1.7% effective January 1, 2010 and incentive plan growth based on actual and projected 2010 income and sales results.

During October 2009, we entered into an agreement for data processing services with Jack Henry & Associates, Inc.  The agreement followed a decision by the Board of Directors to outsource the central data processing services required by the Bank.  Jack Henry and its affiliates will provide us with offsite core processing and item processing services (including debit card and electronic payments), and teller and new deposit account operating platforms, plus data storage services and disaster recovery services, and will also supply the related software programs required by us.  The agreement is expected to result in expanded service and product offerings, greater control over fraud identification and risk mitigation, improved customer contact and sales management capabilities, and both near-term and long-term cost savings due to certain reductions in personnel and other operational efficiencies.

We will pay Jack Henry estimated average monthly processing and maintenance fees of $55 during the term of the agreement based on the Bank’s current number of customer accounts.  Monthly processing fees under the contract are determined by the number of accounts maintained on the system and therefore monthly fees are expected to change over time.  The agreement will remain in effect for nine years, with extensions thereafter at our option.  In addition, we paid Jack Henry one time initial license and installation fees totaling approximately $452 which will be amortized to expense over the term of the agreement. In connection with the new software installation, we also paid approximately $65 in conversion fees to our prior in-house data system software provider, Fiserv’s Precision Vision, which we capitalized as installation costs to be amortized over the term of the new agreement.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 62.1% of total assets at June 30, 2010, compared to 62.9% of total assets at December 31, 2009.

Table 12:  Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2010		2009		2009
	$	%	$	%	$	%

Non-interest bearing demand	$ 54,718	12.0%	$ 55,333	12.8%	$ 60,003	13.1%
Interest-bearing demand and savings	107,731	23.7%	95,129	22.0%	115,961	25.3%
Money market deposits	96,780	21.3%	70,792	16.4%	94,356	20.6%
Retail time deposits less than $100	55,009	12.1%	66,062	15.3%	59,516	13.0%

Total core deposits	314,238	69.1%	287,316	66.5%	329,836	72.0%
Wholesale interest-bearing demand	9,501	2.1%	1,500	0.3%	9,501	2.1%
Retail time deposits $100 and over	58,308	12.8%	59,254	13.7%	51,700	11.3%
Broker & national time deposits less than $100	1,051	0.2%	1,048	0.2%	1,050	0.2%
Broker & national time deposits $100 and over	71,746	15.8%	82,718	19.3%	66,644	14.4%

Totals	$ 454,844	100.0%	$ 431,836	100.0%	$ 458,731	100.0%

Interest-bearing demand and savings deposits declined $8,230, or 7.1%, during the six months ended June 30, 2010 as seasonal governmental tax deposits held at December 31, 2010 were submitted to the State of Wisconsin or used by municipalities for other short-term purposes.  However, a significant portion of these short-term governmental deposits were also invested into certificates of deposit via placement into the CDARS program, so that retail time deposits $100 and over increased $6,608 year to date.   We originate retail certificates of deposit with local depositors under the program known as the Certificate of Deposit Account Registry System (“CDARS”) in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $20,866 at June 30, 2010 compared to $12,113 at December 31, 2009, an increase of $8,753.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.

Our high yield retail interest bearing demand account, Rewards Checking, continues to grow in balances and held $43,214, in deposits at June 30, 2010 compared to $40,198 at December 31, 2009.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.

The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 2.30% and 3.05% during the six months ended June 30, 2010 and 2009, respectively.

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

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets were 13.7%, 12.7%, and 14.7% at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  Brokered deposits increased $5,103 during the six months ended June 30, 2010 compared to 2009 to refinance a maturing $7 million repurchase agreement.  Due to borrowing capacity at the FHLB from pay down of prior advances, we expect a mix of brokered deposits and new FHLB advances to provide wholesale funding as needed during the coming quarters.  Beyond these traditional sources of wholesale funding, secondary wholesale sources include Federal Reserve Discount Window advances and pledging of investments securities against repurchase agreements.

Table 13:  Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2010	2009	2009

Total time deposits $100 and over	$ 130,054	$ 141,972	$ 118,344
Total broker and wholesale deposits	82,298	85,266	77,195
Total retail time deposits	113,317	125,316	111,216
Core deposits, including money market deposits	314,238	287,316	329,836

Table 14:  Change in Deposit Balance since Prior Period Ended

	June 30, 2009		December 31, 2009
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ (11,918)	-8.4%	$ 11,710	9.9%
Total broker and wholesale deposits	(2,968)	-3.5%	5,103	6.6%
Total retail time deposits	(11,999)	-9.6%	2,101	1.9%
Core deposits, including money market deposits	26,922	9.4%	(15,598)	-4.7%

Table 15:  Available but Unused Funding Sources other than Retail Deposits

	June 30, 2010		December 31, 2009
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 24,290	$ 1,210	$ 24,500	$ –
Federal Reserve discount window advances	78,366	–	74,261	–
FHLB advances under blanket mortgage lien	15,709	57,434	20,929	58,159
Repurchase agreements and other FHLB advances	25,785	23,654	22,878	28,410
Wholesale market deposits	37,734	82,298	44,176	77,195
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$ 182,884	$ 164,596	$ 187,744	$ 163,764

Funding as a percent of total assets	30.5%	27.4%	30.9%	27.0%

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs.  At June 30, 2010, unused (but available) wholesale funding was approximately $182,884, or 31% of total assets, compared to $187,744, or 31% of total assets at December 31, 2009.  Certain municipal securities held in our investment portfolio may also be available for pledging as collateral against repurchase agreements and FHLB advances under conditions dictated by the lender.  However, due to the difficulty and uncertainty of the amount ultimately available as collateral, unpledged municipal securities are not considered available for funding in our internal analysis of liquidity flexibility or in the figures reported as unused but available wholesale funding above.  Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we had no Discount Window amounts outstanding, approximately 43% of unused but available liquidity at June 30, 2010 was represented by available Discount Window advances compared to 40% of available liquidity at December 31, 2009.

Total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At June 30, 2010, we could have drawn an FHLB advance up to $7,566 of the $15,709 available without the purchase of FHLB stock.  Further advances of the remaining $8,143 available would have required us to purchase additional FHLB stock totaling $407.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2010.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 5.2% and 5.6% at June 30, 2010, and December 31, 2009, respectively.

CAPITAL RESOURCES

Stockholders’ equity increased $1,776 to $44,046 during the six months ended June 30, 2010.  The increase was driven by retained year to date net income of $1,524 (net of $565 in dividends declared) and an increase in unrealized gain on securities available for sale of $231.  Net book value of $28.16 per share at June 30, 2010 increased 6.4% from net book value per share of $26.47 at June 30, 2009 and 3.9% from net book value of $27.11 per share at December 31, 2009.  Unrealized gains in securities available for sale reflected as accumulated other comprehensive income represented approximately $1.28, or 4.6% of total net book value at June 30, 2010, up from $1.14, or 4.2% of total net book value at December 31, 2009.  The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio, which is recorded as an increase to equity.  If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

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

No shares were repurchased by us during the six months ended June 30, 2010 or 2009 as we sought to conserve capital for growth and increased regulatory capital ratios.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2010.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of June 30, 2010, and December 31, 2009, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which are an important source of funding.  Average book tangible common stockholders’ equity (excluding the unrealized gains on securities available for sale discussed previously) to average assets was 7.03% during the June 2010 quarter, 6.82% during the most recent March 2010 quarter, and 6.97% during the June 2009 quarter.

During the June 2010 quarter, total risk weighted assets declined approximately $16 million from recognition of approximately $32 million of five or more family real estate mortgage loans as subject to 50% risk weighting, rather than the 100% risk weighting incorrectly assigned in prior quarters.  This change increased the total capital to risk weighted assets ratio by approximately .42% at June 30, 2010.

Table 16:  Capital Ratios – PSB Holdings, Inc. – Consolidated

	June 30,		December 31,
(dollars in thousands)	2010	2009	2009

Stockholders' equity	$ 44,046	$ 41,277	$ 42,270
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(116)	(105)	(115)
Unrealized gain on securities available for sale	(2,007)	(1,477)	(1,781)

Tier 1 regulatory capital	49,423	47,195	47,874
Qualifying unrealized gain on equity securities available for sale	–	2	–
Senior subordinated notes	7,000	6,550	7,000
Allowance for loan losses	5,949	5,990	6,121

Total regulatory capital	$ 62,372	$ 59,737	$ 60,995

Total assets	$ 600,158	$ 581,771	$ 606,854
Disallowed mortgage servicing right assets	(116)	(105)	(115)
Unrealized gain on securities available for sale	(2,007)	(1,477)	(1,781)

Tangible assets	$ 598,035	$ 580,189	$ 604,958

Risk-weighted assets (as defined by current regulations)	$ 474,230	$ 479,175	$ 488,226

Tier 1 capital to average tangible assets (leverage ratio)	8.27%	8.22%	8.15%
Tier 1 capital to risk-weighted assets	10.42%	9.85%	9.81%
Total capital to risk-weighted assets	13.15%	12.47%	12.49%

Table 17: Capital Ratios - Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.24%	8.06%	9.16%
Tier 1 capital to risk-weighted assets	11.64%	9.68%	11.05%
Total capital to risk-weighted assets	12.90%	10.93%	12.30%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB on an aggregate pool basis.  The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of June 30, 2010 and December 31, 2009.

Table 18:  Residential Mortgage Loans Serviced for Others as of June 30, 2010 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 34,758	542	5.38%	86	$ 499	$ 2,494	$ 119	0.34%
FHLB MPF 125	57,220	550	5.75%	49	1,851	1,753	244	0.43%
FHLB XTRA	146,991	1,033	4.88%	11	n/a	n/a	767	0.52%
FNMA	6,462	51	5.00%	13	n/a	n/a	33	0.51%

Totals	$ 245,431	2,176	5.16%	31	$ 2,350	$ 4,247	$ 1,163	0.47%

Table 19: Residential Mortgage Loans Serviced for Others as of December 31, 2009 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
($000s)	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 39,908	587	5.41%	81	$ 499	$ 2,494	$ 144	0.36%
FHLB MPF 125	62,751	591	5.78%	44	1,851	1,753	280	0.45%
FHLB XTRA	130,541	902	4.83%	7	n/a	n/a	699	0.54%
FNMA	4,564	34	5.37%	14	n/a	n/a	24	0.53%

Totals	$ 237,764	2,114	5.19%	29	$ 2,350	$ 4,247	$ 1,147	0.49%

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

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan.  We are paid an annualized fee of 25 basis points for servicing future payments on the loan.  We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees.  The FHLB has no recourse to us for their realized future principal losses under the XTRA program.  As loan principal is repaid by customers on loans in these discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, reducing our mortgage banking income in future periods. Credit enhancement fee income was $18 and $72 during the six months ended June 30, 2010 and 2009, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of PSB’s Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, we completed the implementation of a new suite of software applications from our vendor, Jack Henry & Associates, Inc., including, but not limited to, general ledger, accounts payable, debit card and electronic payments, teller cash system, new deposit account set up platform, and daily core processing of customer account transactions and balances, including calculation of interest accruals.  The upgrade was not made in response to any deficiency in our internal controls.  Other than ongoing modifications to our information systems following our core processing system upgrade, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting (as such term is defined in exchange Act Rule 13a-15(f)) during the June 2010 quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PSB HOLDINGS, INC.

August 16, 2010

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002