Form 10-Q
period 2010-09-30
PSB HOLDINGS INC /WI/
filed 2010-11-15
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of common shares outstanding at November 11, 2010 was 1,564,297.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2010

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2010 (unaudited) and December 31, 2009
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Nine Months Ended September 30, 2010 and 2009 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Nine Months Ended September 30, 2010 (unaudited)	3

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2010 and 2009 (unaudited)	4

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	46

	Item 6.	Exhibits	46

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2010 unaudited, December 31, 2009 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2010	2009
Assets

Cash and due from banks	$ 7,173	$ 15,010
Interest-bearing deposits and money market funds	2,947	731
Federal funds sold	10,603	10,596

Cash and cash equivalents	20,723	26,337

Securities available for sale (at fair value)	107,334	106,185
Other investments	2,484	–
Loans held for sale	741	–
Loans receivable, net	430,495	437,633
Accrued interest receivable	2,446	2,142
Foreclosed assets	5,754	3,776
Premises and equipment, net	10,589	10,283
Mortgage servicing rights, net	1,042	1,147
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,796	10,489
Other assets	4,581	5,612

TOTAL ASSETS	$ 600,235	$ 606,854

Liabilities

Non-interest-bearing deposits	$ 56,037	$ 60,003
Interest-bearing deposits	396,390	398,728

Total deposits	452,427	458,731

Federal Home Loan Bank advances	57,434	58,159
Other borrowings	24,789	28,410
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,809	4,552

Total liabilities	554,191	564,584

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,564,297 and 1,559,314 shares, respectively	1,751	1,751
Additional paid-in capital	5,495	5,599
Retained earnings	41,203	38,348
Accumulated other comprehensive income, net of tax	2,664	1,776
Treasury stock, at cost – 187,134 and 192,117 shares, respectively	(5,069)	(5,204)

Total stockholders’ equity	46,044	42,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 600,235	$ 606,854

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$ 6,558	$ 6,162	$ 19,059	$ 18,511
Securities:
Taxable	730	782	2,264	2,398
Tax-exempt	315	333	960	1,020
Other interest and dividends	9	2	16	5

Total interest and dividend income	7,612	7,279	22,299	21,934

Interest expense:
Deposits	1,702	2,174	5,372	6,758
FHLB advances	473	564	1,401	1,730
Other borrowings	169	160	568	513
Senior subordinated notes	141	142	425	199
Junior subordinated debentures	108	113	334	340

Total interest expense	2,593	3,153	8,100	9,540

Net interest income	5,019	4,126	14,199	12,394
Provision for loan losses	510	800	1,555	2,100

Net interest income after provision for loan losses	4,509	3,326	12,644	10,294

Noninterest income:
Service fees	487	388	1,332	1,076
Mortgage banking	375	372	921	1625
Gain on sale of loan	–	–	–	122
Loss on disposal of premises and equipment	(7)	–	(7)	(98)
Investment and insurance sales commissions	138	116	482	360
Net loss on sale and write-down of securities	–	–	(20)	–
Increase in cash surrender value of life insurance	103	103	307	306
Other noninterest income	367	224	836	622

Total noninterest income	1,463	1,203	3,851	4,013

Noninterest expense:
Salaries and employee benefits	2,233	1,933	6,343	5,725
Occupancy and facilities	431	415	1,445	1,400
Loss on foreclosed assets	156	151	305	174
Data processing and other office operations	350	239	908	723
Advertising and promotion	99	88	252	266
FDIC insurance premiums	117	206	590	801
Other noninterest expenses	593	521	1,777	1,670

Total noninterest expense	3,979	3,553	11,620	10,759

Income before provision for income taxes	1,993	976	4,875	3,548
Provision for income taxes	662	238	1,455	921

Net income	$ 1,331	$ 738	$ 3,420	$ 2,627
Basic earnings per share	$ 0.85	$ 0.47	$ 2.19	$ 1.68
Diluted earnings per share	$ 0.85	$ 0.47	$ 2.19	$ 1.68

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 210 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2010	$1,751	$5,599	$38,348	$1,776	$(5,204)	$42,270

Comprehensive income:
Net income			3,420			3,420
Unrealized gain on securities
available for sale, net of tax				1,098		1,098
Reclassification adjustment for security
loss included in net income, net of tax				12		12
Unrealized loss on interest rate swap,
net of tax				(222)		(222)
Reclassification of interest rate swap
settlements included in earnings, net of tax				–		–

Total comprehensive income						4,308

Issuance of new restricted stock grants		(135)			135	–
Vesting of existing restricted stock grants		31				31
Cash dividends declared $.36 per share			(557)			(557)
Cash dividends declared on unvested
restricted stock grants			(8)			(8)

Balance September 30, 2010	$1,751	$5,495	$41,203	$2,664	$(5,069)	$46,044

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009 – unaudited

(dollars in thousands)	2010	2009

Cash flows from operating activities:

Net income	$ 3,420	$ 2,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,504	1,490
Provision for loan losses	1,555	2,100
Deferred net loan origination costs	(230)	(352)
Gain on sale of loans	(915)	(1,570)
Provision for (recovery of) servicing right valuation allowance	154	(140)
Loss on sale of premises and equipment	7	98
(Gain) loss on sale of foreclosed assets	133	(12)
Loss on sale of securities	20	–
Increase in cash surrender value of life insurance	(307)	(306)
Changes in operating assets and liabilities:
Accrued interest receivable	(304)	(177)
Other assets	611	(934)
Other liabilities	(106)	51

Net cash provided by operating activities	5,542	2,875

Cash flows from investing activities:

Proceeds from sale and maturities of securities available for sale	18,269	17,929
Payment for purchase of securities available for sale	(17,849)	(18,445)
Purchase of other investments	(2,484)	–
Net (increase) decrease in loans	2,189	(16,689)
Capital expenditures	(961)	(73)
Proceeds from sale of foreclosed assets	895	273
Purchase of bank-owned life insurance	–	(110)

Net cash provided by (used in) investing activities	59	(17,115)

(dollars in thousands)	2010	2009

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	(3,966)	3,468
Net increase (decrease) in interest-bearing deposits	(2,338)	11,805
Net decrease in FHLB advances	(725)	(13,932)
Net increase (decrease) in other borrowings	(3,621)	4,567
Proceeds from issuance of senior subordinated notes	–	7,000
Dividends declared	(565)	(550)

Net cash provided by (used in) financing activities	(11,215)	12,358

Net decrease in cash and cash equivalents	(5,614)	(1,882)
Cash and cash equivalents at beginning	26,337	13,172

Cash and cash equivalents at end	$ 20,723	$ 11,290

Supplemental cash flow information:

Cash paid during the period for:
Interest	$ 8,269	$ 9,675
Income taxes	768	1,625

Noncash investing and financing activities:

Loans charged off	$ 1,171	$ 843
Loans transferred to foreclosed assets	3,007	6,706
Loans originated on sale of foreclosed assets	–	163
Issuance of unvested restricted stock grants at fair value	75	150
Vesting of restricted stock grants	31	18

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

NOTE 2 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012.   No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of September 30, 2010, 3,645 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.99 per share.  As of December 31, 2009, 4,281 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.96 per share.  During the nine months ended September 30, 2010, 636 options lapsed that were eligible to be exercised at $15.84 per share.  During the nine months ended September 30, 2009, 195 options lapsed that were eligible to be exercised at $15.86 per share.  No options were exercised during the nine months ended September 30, 2010 and 2009.

PSB granted restricted stock to certain employees having an initial market value of $75 and $150 during the three months ended March 31, 2010, and 2009, respectively.  Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the nine months ended September 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $31 and $18 during 2010 and 2009, respectively.

The following table summarizes information regarding restricted stock outstanding at September 30, 2010 and 2009 including activity during the nine months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2009	3,916	$ 25.53
Restricted stock granted	10,416	14.40

September 30, 2009	14,332	$ 17.44

January 1, 2010	14,332	$ 17.44
Restricted stock granted	4,983	15.05
Restricted stock legally vested	(785)	(25.53)

September 30, 2010	18,530	$ 16.45

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2010	$ 42
2011	58
2012	65
2013	65
2014	45
Thereafter	15

Totals	$290

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
(dollars in thousands, except per share data – unaudited)	September 30,		September 30,
	2010	2009	2010	2009

Net income	$ 1,331	$ 738	$ 3,420	$ 2,627

Weighted average shares outstanding	1,564,297	1,559,314	1,564,242	1,559,276
Effect of dilutive stock options outstanding	851	1,148	724	881

Diluted weighted average shares outstanding	1,565,148	1,560,462	1,564,966	1,560,157

Basic earnings per share	$ 0.85	$ 0.47	$ 2.19	$ 1.68
Diluted earnings per share	$ 0.85	$ 0.47	$ 2.19	$ 1.68

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine Months ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2010	2009	2010	2009

Net income	$ 1,331	$ 738	$ 3,420	$ 2,627
Unrealized gain on securities
available for sale, net of tax	879	1,010	1,098	1,037
Reclassification adjustment for security
loss included in net income, net of tax	–	–	12	–
Unrealized loss on interest rate swap,
net of tax	(222)	–	(222)	–
Reclassification of interest rate swap settlements
included in earnings, net of tax	–	–	–	–

Comprehensive income	$ 1,988	$ 1,748	$ 4,308	$ 3,664

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Determining the appropriate time to charge-off loan principal requires judgment and satisfaction of various factors during the collection or work-out period.  In general, unsecured loans delinquent 90 days or more are charged off against the allowance for loan losses.  As a practical matter, principal is charged off when there is no expectation of future cash payments following liquidation of collateral, a business ceases to operate, the borrower declares bankruptcy, collateral is received in satisfaction of the debt as foreclosed property following any legal redemption period, or in other similar circumstances.  Management believes the allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date.  The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

PSB uses an interest rate swap agreement to manage risk related to interest rate movements on $7.5 million of its junior subordinated debentures.  The contract has been designated and qualifies as a cash flow hedge and is reported at its fair value.  The contract is deemed to be fully effective and, therefore, its fair value is included as part of comprehensive income.  As interest on the related debt is paid, a portion of the amount in other comprehensive income will be reclassified to earnings.  PSB’s interest rate risk management strategy is to stabilize cash flow requirements by maintaining the interest rate swap contract to convert variable rate payments on its junior subordinated debentures to a fixed rate.  Consistent with the classification of interest payments on the related debt, the cash settlements associated with the interest rate swap are presented as operating activities in the statement of cash flows.

At September 30, 2010, the notional amount of the interest rate swap was $7.5 million and the cumulative $363 loss ($222 after income tax effects) in the swap contract’s fair value has been included in other comprehensive income (loss).  As of September 30, 2010, PSB expects to reclassify approximately $176 of pretax losses on the swap from accumulated other comprehensive loss to reduce earnings during the next 12 months due to the actual fulfillment of forecasted transactions.

NOTE 8 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 9 – HOLDING COMPANY LINE OF CREDIT

PSB maintains an unsecured line of credit at the parent holding company level with U.S. Bank for advances up to $1 million, which expires February 28, 2011.  The line carries a variable rate of interest based on changes in the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.50%.  PSB was in compliance with all financial covenants associated with the line as of September 30, 2010.  As of September 30, 2010 and December 31, 2009, no advances were outstanding on the line.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I in connection with an issue of trust preferred securities during 2005.  During September 2010, the initial fixed interest rate period stated in the debentures expired, and PSB entered into a $7.5 million interest rate swap contract to convert the debentures’ floating rate interest payments to fixed payments and has designated the swap as a cash flow hedge.  The initial debenture fixed rate was 5.82%.  The interest rate swap contract converts the debentures’ floating rate payments equal to the 90 day LIBOR rate plus 1.70% to an all-in fixed rate of 4.42% through September 2017.

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

Level 3 securities include trust preferred securities and senior subordinated notes issued by Wisconsin headquartered banks that are not traded in an active market.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security which represents an income approach to fair value.  At September 30, 2010, $1,867 (approximately 98% of Level 3 securities) were privately placed trust preferred capital or senior subordinated debt issued by Wisconsin headquartered banks with current coupons ranging from 6.50% to 8.00%.  At September 30, 2010, these securities assumed a discount rate for estimated future cash flows based on credit spreads ranging from 6.50% to 9.40% for discount periods ranging from approximately two to eight years.

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired (see Note 5) may be measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements and represent an income approach to fair value.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.  Significant unobservable inputs at September 30, 2010 used to measure fair value included:

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

•

Estimated future delinquent loans as a percentage of the serviced loan pool equal to 0.7%

•

Estimated foreclosed principal as a percentage of the serviced loan pool equal to .25%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value.  Significant unobservable inputs at September 30, 2010 used to measure fair value included:

•

Estimated failure to close on 10% of period-end rate lock commitments

•

Estimated combined cash gain on sale of principal and originated mortgage servicing rate equal to 1% of mortgage rate lock loan principal

Interest rate swap agreements – Fair values for interest rate swap agreements are based on the amounts required to settle the contracts based on valuations provided by third-party dealers in the contracts.

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.  Because recognition of initial transaction fees adjusted by amortization of such fees over the period of the guarantee is used to estimate fair value, these measurements represent a cost approach to fair value.  There was no guarantee liability outstanding at September 30, 2010.

Assets measured at fair value on a recurring basis at period-end:

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	September 30, 2010

Securities available for sale:

U.S. Treasury and agency debentures	$ 3,310	$ –	$ 3,310	$ –
Obligations of states and political subdivisions	52,273	–	52,273	–
U.S. agency issued residential MBS and CMO	48,567	–	48,567	–
Privately issued residential MBS and CMO	1,265	–	1,265	–
Nonrated trust preferred and subordinated debt	1,867	–	–	1,867
Other equity securities	52	–	5	47

Total securities available for sale	$ 107,334	$ –	$ 105,420	$ 1,914

Total liabilities – Interest rate swaps	$ 363	$ –	$ 363	$ –

Assets:	December 31, 2009

Securities available for sale:

U.S. Treasury and agency debentures	$ 10,227	$ –	$ 10,227	$ –
Obligations of states and political subdivisions	47,178	–	47,178	–
U.S. agency issued residential MBS and CMO	46,214	–	46,214	–
Privately issued residential MBS and CMO	936	–	936	–
Nonrated trust preferred and subordinated debt	1,562	–	–	1,562
Other equity securities	68	–	21	47

Total securities available for sale	$ 106,185	$ –	$ 104,576	$ 1,609

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2009:	$ 1,670
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(49)
Purchases, maturities, and sales	–

Balance at September 30, 2009	$ 1,621

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2009	$ –

Balance at January 1, 2010	$ 1,609
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(95)
Purchases, maturities, and sales	400

Balance at September 30, 2010	$ 1,914

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2010	$ –

Assets measured at fair value on a non-recurring basis at period-end:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	September 30, 2010

Impaired loans	$ 1,371	$ –	$ –	$ 1,371
Foreclosed assets	5,754	–	–	5,754
Mortgage servicing rights	1,042	–	–	1,042
Mortgage rate lock commitments	175	–	–	175

Total assets	$ 8,342	$ –	$ –	$ 8,342

Assets:	December 31, 2009

Impaired loans	$ 7,464	$ –	$ –	$ 7,464
Foreclosed assets	3,776	–	–	3,776
Mortgage servicing rights	1,147	–	–	1,147
Mortgage rate lock commitments	7	–	–	7

Total assets	$ 12,394	$ –	$ –	$ 12,394

Liabilities – Guarantee liability	$ 93	$ –	$ –	$ 93

At September 30, 2010, loans with a carrying amount of $2,961 were considered impaired and were written down to their estimated fair value of $1,371 net of a valuation allowance of $1,590.  At December 31, 2009, loans with a carrying amount of $9,452 were considered impaired and were written down to their estimated fair value of $7,464, net of a valuation allowance of $1,988.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At September 30, 2010, mortgage servicing rights with a carrying amount of $1,278 were considered impaired and were written down to their estimated fair value of $1,042, resulting in an impairment allowance of $236.  At December 31, 2009, mortgage servicing rights with a carrying amount of $1,229 were considered impaired and were written down to their estimated fair value of $1,147, resulting in an impairment charge of $82.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$ 20,723	$ 20,723	$ 26,337	$ 26,337
Securities	107,334	107,334	106,185	106,185
Net loans receivable and loans held for sale	431,236	433,279	437,633	440,162
Accrued interest receivable	2,446	2,446	2,142	2,142
Mortgage servicing rights	1,042	1,042	1,147	1,147
Mortgage rate lock commitments	175	175	7	7
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,796	10,796	10,489	10,489

Financial liabilities:

Deposits	$ 452,427	$ 456,283	$ 458,731	$ 462,040
FHLB advances	57,434	60,777	58,159	59,865
Other borrowings	24,789	26,644	28,410	29,717
Senior subordinated notes	7,000	7,000	7,000	6,698
Junior subordinated debentures	7,732	6,150	7,732	7,498
Interest rate swap agreement	363	363	–	–
Accrued interest payable	806	806	975	975
Guarantee liability	–	–	93	93

NOTE 12 – CURRENT YEAR ACCOUNTING CHANGES

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

NOTE 13 – FUTURE ACCOUNTING CHANGE

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

NOTE 14 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2010 but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the release date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of September 30, 2010 compared to December 31, 2009 and results of our operations for the three months and nine months ended September 30, 2010 compared to the results of operations for the three months and nine months ended September 30, 2009.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE OVERVIEW

Results of Operations

September 2010 quarterly net income was $1,331, or $.85 per diluted share compared to quarterly net income of $738, or $.47 per diluted share during the September 2009 quarter.  Current quarterly net income increased $535 (after tax impacts) due to higher net interest income, increased $173 (after tax impacts) from lower provision for loan losses and loss on foreclosed assets, and increased $147 (after tax impacts) from increased services fees and other noninterest income which offset a $255 increase (after tax impacts) in operating expenses.

For the nine months ended September 30, 2010, net income was $3,420, or $2.19 per diluted share compared to $2,627, or $1.68 per diluted share during 2009, an increase of 30%.  Year to date net income increased $1,083 over 2009 (after tax impacts) from higher net interest income which offset a $442 increase (after tax impacts) in operating expenses, excluding loss on foreclosed assets.  Increased service fee and investment sales commission income during 2010 offset much of a decline in 2009 mortgage banking so that total noninterest income declined $98 (after tax impacts).  Current year to date income also benefited from a $251 decline (after tax impacts) in provision for loan losses and loss on foreclosed assets.

Year to date, higher net interest margin has provided 72% of the increase in tax adjusted net interest income due primarily to existence of interest floors on the majority of our floating rate loans receivable.  As loan growth is expected to remain slow during coming quarters, we would need to rely on increased margin to drive an increase in net interest income, which has been a significant factor of our increased earnings during 2010.  If market interest rates that influence deposit pricing were to rise, we are likely to experience a period of rising funding costs while floating rate loans with “in the money” floors remain at the same yield, pressuring net interest margin and potentially lowering net interest income.

Nonperforming loans decreased $3,911 to $9,387 at September 30, 2010 compared to $13,298 at December 31, 2009 due primarily to final foreclosures on $3,007 of loan principal prior to related loan charge offs totaling $1,171.  Separate from this activity, net nonperforming loans increased $267 during the year to date period.  Foreclosed assets increased $1,978 (net of $1,029 of foreclosed property basis sold) to $5,754 at September 30, 2010 compared to $3,776 at December 31, 2009.  Total nonperforming assets were $15,141 at September 30, 2010 and $17,074 at December 31, 2009, a decline of 11%.  Total nonperforming assets as a percentage of total assets were 2.52% and 2.81% at September 30, 2010 and December 31, 2009, respectively.  While we are cautiously optimistic on further steady improvements in our credit risk position, our customer base continues to experience credit stress and we could experience an increase in problem loans in future quarters if economic conditions remain depressed.

Liquidity

Total assets were $600.2 million at September 30, 2010 compared to $606.9 million at December 31, 2009 and $586.6 million at September 30, 2009.  During the nine months ended September 30, 2010, total assets decreased $6.7 million primarily from a decline of $6.8 million in commercial related loans as certain borrowers worked to reduce their debt loads in response to a continued slow economy and credit demand remained weak in our current markets.  We do not expected a significant increase in credit demand in our markets in the near term and may experience low levels of loan growth or a loan principal decline, potentially decreasing net interest margin and therefore net income.

During the nine months ended September 30, 2010, core deposits declined $18.6 million with reductions seen in all core deposit categories, ranging from approximately 4% of money market deposits, to 4% of interest bearing demand and savings, 7% of noninterest bearing demand, and 11% of retail time deposits.  However, approximately $7.7 million of these core funds were municipal deposits moved from low interest bearing NOW accounts to certificates of deposit greater than $100 in the Certificate of Deposit Account Registry Service (“CDARS”) program, as municipal customers sought to increase yield while gaining FDIC principal guarantee under CDARS.  Much of these deposit flows are seasonal and core deposits increased $9.4 million at September 30, 2010 compared to September 30, 2009.  During the nine months ended September 30, 2010, wholesale funding including FHLB advances, brokered certificates of deposit, repurchase agreements and federal funds purchased increased $262, or 0.2% to $164,026 (27.3% of total assets) compared to $163,764 at December 31, 2009 (27.0% of assets).

At September 30, 2010, unused (but available) wholesale funding was approximately $176 million, or 29% of total assets, compared to $188 million, or 31% of total assets at December 31, 2009.  Certain municipal securities held in PSB’s investment portfolio may also be available for pledging as collateral against repurchase agreements and FHLB advances under conditions dictated by the lender.  However, due to the difficulty and uncertainty of the amount ultimately available as collateral, unpledged municipal securities are not considered available for funding in our internal analysis of liquidity flexibility or in the figures reported as unused but available wholesale funding.  Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we had no Discount Window amounts outstanding, approximately 44% of unused but available liquidity at September 30, 2010 was represented by available Discount Window advances compared to 40% of available liquidity at December 31, 2009.  Discount Window advances are collateralized by performing commercial related loans held in our portfolio and line availability is dependent on such pledged loans continuing to perform according to terms.

Capital Resources

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 13.94% at September 30, 2010, up from 12.49% at December 31, 2009 due to retained quarterly net income and a 6.7% reduction in total regulatory risk-weighted assets compared to the end of 2009.  Risk-weighted assets have declined because the reduction in total assets was led by a decline in commercial related loans which carry a 100% risk weighting (as defined by current regulations).  In addition, risk-weighted assets declined approximately $5.9 million during this period due to a customer refinancing transaction with an unrelated lender of certain off balance sheet debt obligations previously guaranteed by us to a correspondent bank.  Average common stockholders’ equity (excluding accumulated other comprehensive income) to average assets was 6.99% and 6.91% during the nine months ended September 30, 2010 and 2009, respectively.

Approximately 23% of our total regulatory capital at September 30, 2010 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest.  Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed.  Due to relatively high cost of capital options, we do not expect to buy back significant treasury stock shares during 2010, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $253 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, up from $238 million at December 31, 2009.  At September 30, 2010, we have provided a credit enhancement against FHLB loss under five separate “master commitments” together approximating 33% of the total serviced principal (down from 43% at December 31, 2009), up to a maximum guarantee of $1.9 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $2.0 million on this remaining loan pool of approximately $83 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis).  Since inception of our guarantees to the FHLB beginning in 2000, only $0.2 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.  No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities.  Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations.  We have originated loans to these secondary market providers since 2000 and have never been required to repurchase a loan for underwriting or servicing violations, and we do not expect to be required to repurchase loans in the near term.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $87 million at September 30, 2010 compared to $88 million at December 31, 2009.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

During the September 2010 quarter, PSB entered into an interest rate swap to lower the cost of fixed rate interest payments due on $7.5 million of our junior subordinated debentures from 5.82% to a new fixed rate of 4.42% through September 2017.  The reduction in fixed rate is estimated to lower interest expense on the debentures by approximately $105 per year.

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

The Act calls for regulatory agencies to draft new minimum leverage and risk-based capital standards.  New, and higher, capital standards will likely be applicable for us upon implementation of the regulations.  Such an increase could cause us to raise new capital, potentially diluting existing common shareholders.  However, the timing and extent of higher regulatory capital levels is not yet known.

Many small banks, including PSB, raise capital from local investors (referred to as “accredited investors”) through private placement offerings not registered with the Securities and Exchange Commission.  Effective in July 2010, new rules require accredited investors to have a minimum net worth of $1 million, excluding the value of their primary residence, to participate in a private placement offering.  The new limitation that excludes the value of an investor’s primary residence could reduce the number of potential investors for future PSB capital offerings, increasing the cost of future capital or making it more difficult to obtain.

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

The new law directs the Federal Reserve to set interchange rates in electronic debit-card transactions involving issuers with more than $10 billion in assets.  Most community banks, including PSB, will be exempted from these interchange fee restrictions. The Federal Reserve is directed to regulate the “reasonableness” of the fees, and institutions’ losses from fraudulent activity may be factored into the “reasonableness” determination.  In addition, merchants may now discriminate based on payment type (debit card vs. credit card) and, regardless of card association rules, and may set minimum payment amounts to accept cards.  Notwithstanding the “small bank” exemption from the interchange restrictions, community banks may be limited to the transaction interchange rates charged by the largest banks and processing competitors and accordingly, it is possible that interchange fee income at community banks, including PSB, will decrease.

RESULTS OF OPERATIONS

Earnings

Quarter ended September 30, 2010 compared to September 30, 2009

September 2010 quarterly earnings were $.85 per share on net income of $1,331, an increase of $593, or 80% from September 2009 quarterly earnings, which were $.47 per share on net income of $738.  Return on average assets was .87% and .50% during quarters ended September 30, 2010 and 2009, respectively.  Return on average stockholders’ equity was 11.70% and 6.94% during the quarters ended September 30, 2010 and 2009, respectively.

The September 2010 quarter benefited from significantly higher net interest income including a prepayment penalty of $100 collected in connection with a debt refinancing with an existing customer whose relationship was retained.  Absent this nonrecurring interest payment, tax adjusted net interest income increased $783, or 18% during the September 2010 quarter due to higher net interest margin.  A portion of the increased net interest income was offset by higher operating expenses, primarily salaries and employee benefits, of $300 during the quarter.

Total provision for loan losses and loss on foreclosed assets expense decreased $285 to $666 during the September 2010 quarter compared to $951 during the September 2009 quarter as the prior year quarter saw larger provisions for loss on two separate loans later charged off and currently held in foreclosed assets at September 30, 2010.

Also increasing during the September 2010 quarter were deposit service fees, primarily overdraft income, up $99, or 26% compared to the September 2009 quarter.  We also earned the remaining $64 of guarantee income during the September 2010 quarter following customer refinance of debt with another lender on which we previously had provided a guarantee of principal to a correspondent bank.  The guarantee income is nonrecurring and no further guarantee income associated with a commercial credit is expected.

Nine months ended September 30, 2010 compared to September 30, 2009

Earnings during the nine months ended September 2010 were $2.19 per diluted share on net income of $3,420, an increase of $793, or 30% over 2009 earnings which were $1.68 per share on net income of $2,627.  Return on average assets was .76% and .61% during nine months ended September 30, 2010 and 2009, respectively.  Return on average stockholders’ equity was 10.39% and 8.41% during the nine months ended September 30, 2010 and 2009, respectively.

Higher tax adjusted net interest income has been the most significant revenue increase during 2010 compared to 2009, up $1,787, or 14%.  However, 2010 includes recognition of $108 in interest income upon customer repayment of a nonaccrual loan and a $100 prepayment penalty collected upon refinance of an existing customer’s debt which we retained.  Absent these nonrecurring items, tax adjusted net interest income increased $1,579, or 12%.

Total provision for loan losses declined $545, or 26%, to $1,555 during the nine months ended September 2010 compared to $2,100 during September 2009.  The majority of existing nonperforming loans were identified during 2009 and significant provision for estimated loan losses were provided during 2009.  However, loss on foreclosed assets increased $131 during 2010 from partial write-downs of properties and ongoing holding costs offsetting a portion of the provision for loan loss decline.

Increased service fees, primarily overdraft income, and investment sales commissions totaling $378 have helped to offset a decline in mortgage banking income of $704 compared to 2009, which saw a wave of customer mortgage refinance as long-term rates reached what were then considered historic lows.  Increased deposit service fee income occurred from reintroduction of our overdraft protection product initiated in connection with our core technology system change.  Investment sales commission income is generally collected up front upon sale of the product and increased from a small number of individually significant sales.  Due to regulatory changes expected to lower overdraft income and the volatility of investment product sales, these fee income sources may not be a significant driver of net income growth during the remainder of 2010 compared to the nine months ended September 30, 2010.

Operating expenses, excluding loss on foreclosed assets, increased $730, or 6.9% during the during the nine months ended September 2010 compared to September 2009 primarily from a $618 increase in salaries and employee benefits.  Salaries and employee benefits increased from a variety of factors including inflationary wage increases, overtime associated with a core data processing system conversion, increased year-end incentive costs, increased health insurance expenses, and a decrease in deferred loan origination costs due to lower origination activity compared to 2009.

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Earnings and dividends:	2010	2010	2010	2009	2009

Net interest income	$ 5,019	$ 4,795	$ 4,385	$ 4,557	$ 4,126
Provision for loan losses	$ 510	$ 585	$ 460	$ 1,600	$ 800
Other noninterest income	$ 1,463	$ 1,297	$ 1,091	$ 1,563	$ 1,203
Other noninterest expense	$ 3,979	$ 3,801	$ 3,840	$ 4,070	$ 3,553
Net income	$ 1,331	$ 1,208	$ 881	$ 489	$ 738

Basic earnings per share(3)	$ 0.85	$ 0.77	$ 0.56	$ 0.31	$ 0.47
Diluted earnings per share(3)	$ 0.85	$ 0.77	$ 0.56	$ 0.31	$ 0.47
Dividends declared per share(3)	$ –	$ 0.36	$ –	$ 0.35	$ –
Net book value per share	$ 29.43	$ 28.16	$ 27.67	$ 27.11	$ 27.60

Semi-annual dividend payout ratio	n/a	27.04%	n/a	44.47%	n/a
Average common shares outstanding	1,564,297	1,564,297	1,564,131	1,559,314	1,559,314

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$ 438,111	$ 435,509	$ 436,989	$ 433,212	$ 432,237
Assets	$ 604,298	$ 597,730	$ 603,988	$ 589,356	$ 588,180
Deposits	$ 459,265	$ 454,832	$ 457,055	$ 440,508	$ 441,741
Stockholders’ equity	$ 45,136	$ 43,737	$ 42,902	$ 43,233	$ 42,184

Performance ratios:

Return on average assets(1)	0.87%	0.81%	0.59%	0.33%	0.50%
Return on average stockholders’ equity(1)	11.70%	11.08%	8.33%	4.49%	6.94%
Average stockholders’ equity less accumulated
other comprehensive income to average assets(4)	7.11%	7.03%	6.82%	7.01%	6.89%
Net loan charge-offs to average loans(1)	0.16%	0.51%	0.38%	0.72%	0.45%
Nonperforming loans to gross loans	2.14%	2.14%	2.53%	2.99%	2.21%
Allowance for loan losses to gross loans	1.82%	1.71%	1.73%	1.71%	1.54%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	28.57%	31.33%	32.49%	35.04%	33.95%
Net interest rate margin(1)(2)	3.65%	3.57%	3.28%	3.43%	3.09%
Net interest rate spread(1)(2)	3.40%	3.31%	3.02%	3.12%	2.76%
Service fee revenue as a percent of
average demand deposits(1)	3.44%	3.67%	2.65%	2.51%	2.76%
Noninterest income as a percent of gross revenue	16.12%	14.79%	13.14%	17.30%	14.18%
Efficiency ratio(2)	59.54%	60.37%	67.55%	64.17%	64.13%
Noninterest expenses to average assets(1)	2.61%	2.55%	2.58%	2.74%	2.40%

Stock price information:

High	$ 25.00	$ 22.50	$ 22.50	$ 19.00	$ 23.00
Low	$ 19.64	$ 19.20	$ 15.05	$ 15.05	$ 18.00
Last trade value at quarter-end	$ 23.50	$ 20.00	$ 20.00	$ 15.05	$ 19.50

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders' equity excludes mortgage servicing rights, net of tax and any preferred stock capital elements. Refer to Table 19 for calculation and reconciliation of this non-GAAP measure.

Balance Sheet Changes and Analysis

At September 30, 2010, total assets were $600,235, compared to $600,158 at June 30, 2010 and $606,854 at December 31, 2009, an increase of $77 (0.0%) and a decline of $6,619 (1.1%), respectively.  Changes in assets during the three months and nine months ended September 30, 2010 consisted of:

Table 2:  Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2010		September 30, 2010
	$	%	$	%

Cash and cash equivalents	$ 9,171	79.4%	$ (5,614)	-21.3%
Other investments	1,984	396.8%	2,484	n/a
Bank-owned life insurance	103	1.0%	307	2.9%
Investment securities	(124)	-0.1%	1,149	1.1%
Foreclosed assets	(469)	-7.5%	1,978	52.4%
Other assets (various categories)	(894)	-4.6%	(641)	-3.3%
Residential real estate mortgage and home equity loans	(1,175)	-1.1%	563	0.5%
Commercial real estate mortgage loans	(2,159)	-1.1%	(10,233)	-5.0%
Commercial, industrial and agricultural loans	(6,360)	-4.5%	3,388	2.6%

Total increase (decrease) in assets	$ 77	0.0%	$ (6,619)	-1.1%

Since December 31, 2009, commercial related loans have declined $6,845, or 2.0% as borrowers have sought to reduce existing debt levels or forego expansion due to an ongoing weak economy.  To expand our ability to prudently meet local credit needs, we have increased our use of government guaranteed lending programs such as the U.S. Small Business Administration (“SBA”).  Since December 31, 2009, government guaranteed loan principal has increased from $1,471 to $4,112 at September 30, 2010.  Year to date during 2010, we have not sought to replace repaid commercial related principal with purchased participation loans, which have declined $1,219, or 8%, during the nine months ended September 30, 2010.  Ongoing negative general economic conditions continue to have an impact on our borrowers’ desire to increase their debt load and our willingness to lend.  A significant portion of recent borrower loan applications have not met our normal underwriting standards, which negatively impacts the level of new loan originations and increases the likelihood of continued use of government guaranteed loan programs in connection with future loan growth.

During 2009, a portion of the $5,614 decline in cash and cash equivalents was deployed in a strategy to maximize investment yields in a falling rate environment while retaining potential liquidity and minimizing market risk.  We invested $2,484 in certificates of deposit issued by other banks offered through a national CD listing service during 2010.  These certificates are insured by the FDIC and carry early withdrawal penalties of no greater than six months of lost interest.  At September 30, 2010, the portfolio yield was 2.19% with an average remaining life to maturity of approximately 52 months.  While the pool could be expanded to up to $5 million, no additional certificates are currently sought.

Changes in net assets during the three months and nine months ended September 30, 2010 impacted funding sources as follows:

Table 3:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2010		September 30, 2010
	$	%	$	%

Stockholders’ equity	$ 1,998	4.5%	$ 3,774	8.9%
Retail certificates of deposit > $100	1,093	1.9%	7,701	14.9%
Other liabilities and debt (various categories)	571	3.0%	257	1.3%
FHLB advances	–	0.0%	(725)	-1.2%
Other borrowings	(75)	-0.3%	(3,621)	-12.7%
Wholesale deposits	(495)	-0.6%	4,608	6.0%
Core deposits (including MMDA)	(3,015)	-1.0%	(18,613)	-5.6%

Total increase (decrease) in liabilities and stockholders’ equity	$ 77	0.0%	$ (6,619)	-1.1%

Core deposits continued to decline during the September 2010 quarter, continuing a trend seen during all of 2010, resulting in a year to date decline in core deposits of $18,613 during the nine months ended September 30, 2010.  However, the decline is directly related to a decline in seasonal governmental unit deposits of $18,450 during the same period.  Governmental deposits levels are elevated at December 31, 2009 due to property tax collections and funds normally run down throughout the year as municipalities use the funds.  A significant portion of these municipal deposits withdrawn from core deposit accounts were retained by us in the CDARS program.  These CDARS deposits are represented in the $7,701 increase in retail certificates of deposit > $100, offsetting approximately 41% of the core deposit decline during the period.

Core deposit changes were positively impacted by growth in our Rewards Checking NOW account, a high yield interest bearing checking account subject to customer account usage requirements to earn the premium interest rate.  As market rates have declined, the premium rate associated with the product has also declined, reducing potential customer interest in the account in an environment with nominally low interest rates.  Effective October 1, 2010, the premium rate on the account was reduced to 2.29% annual percentage yield from 3.01% annual percentage yield (previously effective October 1, 2009).  Reward Checking balances increased $1,289 during the quarter ended September 30, 2010 compared to June 30, 2010, although quarter over quarter growth has slowed significantly.  During the years ended December 31, 2008 and 2009, Rewards Checking deposits grew $12,032 and $17,120, respectively, but have increased just $4,305 during the nine months ended September 2010.  Since Rewards Checking has been a strong source of core deposit growth since its introduction in June 2007, a decline in Reward Checking growth could require us to develop a new retail product or seek wholesale funding alternatives to fund future loan growth.

During the nine months ended September 30, 2010, wholesale funding including FHLB advances, brokered certificates of deposit, repurchase agreements, and federal funds purchased increased $262, or 0.2% to $164,026 (27.3% of total assets) compared to $163,764 at December 31, 2009 (27.0% of assets).  Growth in our overnight repurchase agreements with local customers (internally classified as “wholesale funding”) has kept total wholesale funding at beginning of year levels despite a decline in loans receivable.  Overnight repurchase accounts have increased $3,379 during the nine months ended September 2010 and are expected to increase further due to acquisition of a large commercial cash management customer during 2010 utilizing this account.  Growth in repurchase accounts can negatively impact our liquidity position as repurchase balance growth requires us to pledge additional U.S. Government agency securities that could be retained for contingency liquidity purposes.

Loans Receivable and Credit Quality

Table 4:  Period-End Loan Composition

	September 30,		September 30,		December 31, 2009
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2010	2009	2010	2009	Dollars	of total

Commercial, industrial and agricultural	$ 135,930	$ 137,260	30.9%	31.1%	$ 132,542	29.8%
Commercial real estate mortgage	195,126	201,440	44.4%	45.8%	205,359	46.1%
Residential real estate mortgage	78,169	74,795	17.8%	17.0%	79,220	17.8%
Residential real estate loans held for sale	741	175	0.2%	0.0%	–	0.0%
Consumer home equity	24,642	22,582	5.6%	5.1%	23,769	5.3%
Consumer and installment	4,629	4,400	1.1%	1.0%	4,354	1.0%

Totals	$ 439,237	$ 440,652	100.0%	100.0%	$ 445,244	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 75.3% of total loans at September 30, 2010 compared to 75.9% at December 31, 2009.  We hold only a small portion of construction, land development and other land loans, totaling $31,167 (commercial and residential loans) at September 30, 2010, representing 7.1% of gross loans, down from 8.8% of gross loans at December 31, 2009.  At September 30, 2010, unused commitments to fund real estate construction loans were $2,491.

The loan portfolio is our primary asset subject to credit risk.  Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans.  Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments.  All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment according to the contractual terms will continue.  Because restructured and nonaccrual loans remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated, some borrowers continue to make loan payments while maintained on non-accrual status.

We believe the decline in general credit quality and decline in the general economy in our local markets has stabilized, although the timing and extent of future losses in uncertain.  Foreclosed property is expected to continue to increase during 2010 as we work through ongoing collection and foreclosure actions.  A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during upcoming quarters.

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), and (2) foreclosed assets.

Table 5:  Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2010	2009	2009

Nonaccrual loans (excluding restructured loans)	$ 8,720	$ 8,163	$ 11,829
Nonaccrual restructured loans	667	941	1,469
Restructured loans not on nonaccrual	–	620	–
Accruing loans past due 90 days or more	–		–

Total nonperforming loans	9,387	9,724	13,298
Foreclosed assets	5,754	6,803	3,776

Total nonperforming assets	$ 15,141	$ 16,527	$ 17,074

Nonperforming loans as a % of gross loans receivable	2.14%	2.21%	2.99%
Total nonperforming assets as a % of total assets	2.52%	2.82%	2.81%

While nonaccrual loans declined $3,911 to $9,387 at September 30, 2010 compared to $13,298 at December 31, 2009, a significant portion of the reduction is due to loans reclassified as foreclosed assets upon legal completion of the foreclosure, before applicable loan charge offs.  Excluding  foreclosed loan principal and related charge off activity, total nonaccrual loans increased $267, or 2.0% of the beginning of year balance.  Foreclosed assets increased $1,978 (net of $1,029 of foreclosed property basis sold at a loss of $133) to $5,754 at September 30, 2010, compared to $3,776 at December 31, 2009.  Total nonperforming assets were $15,141 at September 30, 2010, and $17,074 at December 31, 2009, a decline of 11%.

Total nonperforming assets as a percentage of total assets was 2.52% at September 30, 2010, compared to 2.64% at June 30, 2010, and 2.81% at December 31, 2009.  At September 30, 2010, all nonperforming assets aggregating $500 or more measured by gross principal outstanding (before specific loan reserves) represented 42% of all nonperforming assets as summarized in the following table.

Table 6:  Largest Nonperforming Assets at September 30, 2010 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Vacation home/recreational properties (one development)	Foreclosed	$ 1,767	n/a
Nonowner occupied multi use, multi-tenant retail RE	Foreclosed	1,700	n/a
Building supply inventory and accounts receivable	Nonaccrual	827	700
Out of area condo land development - participation	Foreclosed	792	n/a
Owner occupied restaurant and business assets	Nonaccrual	720	100
Nonowner occupied retail/office building rental	Nonaccrual	592	–

Total listed assets		$ 6,398	$ 800
Total bank wide nonperforming assets		$ 15,141
Listed assets as a % of total nonperforming assets		42%

Including the loans in the previous table, at September 30, 2010, our internal credit grading system identified 22 separate loan relationships totaling $3.9 million against which $2.0 million in specific loan loss reserves were allocated.  At December 31, 2009, our internal credit grading system identified 22 separate loan relationships totaling $10.8 million against which $2.5 million in loan loss reserves were recorded.  Since December 31, 2009, loan principal with specific reserve allocations identified prior to 2010 declined $8,226 from resolution or foreclosure of the loan principal while loan principal with specific reserve allocations first identified during 2010 increased $1,336.

Local loan demand has traditionally met requirements for loan growth, and out of area participation loans that we have purchased represent a very small portion of the total loan portfolio, currently $15,022, or 3.4% of the gross loan portfolio at September 30, 2010 compared to $16,004, or 3.6% of the loan portfolio at December 31, 2009.

Many Wisconsin community banks work together on an informal basis to allow customers with credit needs above an institution’s legal lending limit to be served by their local community bank as the lead bank after selling portions of the loan to other banks.  From time to time, we will purchase an out of area loan originated by another Wisconsin community bank for this purpose.  In addition, we may sell a portion of a large loan credit for one of our customers to these same community banks to accommodate large loan requests.  These informal relationships with Wisconsin community banks make up the majority of our participation purchased loan portfolio.  However, at September 30, 2010, this portfolio also included two loan participations totaling $1.8 million purchased from Bankers’ Bank of Wisconsin secured by development commercial real estate and independent community bank stock, and $422 of purchased loans from Bankers Healthcare Group secured by medical equipment to medical practices operating outside of our local market area.  Each of these loan types was performing according to their terms at September 30, 2010.

Until September 30, 2010, we guaranteed repayment of a customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on real estate.  The total principal amount we guaranteed totaled $6,365 and $5,924 at June 30, 2010, and December 31, 2009, respectively.  The guarantee liability was carried at cost (equal to the amount of deferred income received), which approximated fair value and totaled $71 and $93 at June 30, 2010, and December 31, 2009, respectively.  The liability had been recognized as income on a pro-rata basis over the life of the letter of credit guarantee as loan interest income, while swap guarantee income was recognized as other noninterest income.  During the September 2010 quarter, the borrower refinanced this obligation with a different lender, relieving us of future guarantee obligations.  We recognized the remaining $64 of guarantee income during the September 2010 quarter.  Income recognized on the guarantees totaled $93 and $29 during the nine months ended September 30, 2010 and 2009, respectively.

Provision for Loan Losses and Loss of Foreclosed Assets

We determine the adequacy of the provision for loan losses based on past loan loss experience, current economic conditions, and composition of the loan portfolio.  Accordingly, the amount charged to expense is based on management’s evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  Our provision for loan losses was $510 in the September 2010 quarter compared to $585 in the most recent June 2010 quarter and $800 in the prior year September 2009 quarter.  During the nine months ended September 30, provision for loan losses was $1,555 and $2,100 during 2010 and 2009, respectively.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  Although the level of loan loss provision during the remainder of 2010 is expected to decline slightly from that seen during the nine months ended September 30, 2010, future provisions will be impacted by the actual amount of impaired and other problem loans identified by the internal procedures or regulatory agencies.  In addition, fair value of existing foreclosed assets continue to be reviewed in light of recent local market data and may be subject to a partial write-down of value prior to the end of 2010 if required.

Table 7:  Allowance for Loan Losses

	Three months ended		YTD Ending
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Allowance for loan losses at beginning	$ 7,665	$ 6,496	$ 7,611	$ 5,521

Provision for loan losses	510	800	1,555	2,100
Recoveries on loans previously charged-off	2	20	6	23
Loans charged off	(176)	(515)	(1,171)	(843)

Allowance for loan losses at end	$ 8,001	$ 6,801	$ 8,001	$ 6,801

Annualized net loan charge-offs were .16% during the September 2010 quarter compared to .51% during the June 2010 quarter and .45% during the September 2009 quarter.  During the nine months ended September 30, annualized net loan charge-offs were .35% and .25% during 2010, and 2009, respectively.  At September 30, 2010, the allowance for loan losses was $8,001, or 1.82% of total loans compared to $7,611, or 1.71% of total loans at December 31, 2009, and $6,801, or 1.54% of total loans at September 30, 2009.

The majority of gross loan charge-offs during the nine months ended September 30, 2010 totaling $902 were related to five borrowers, with the largest charge-off of $448 related to a nonowner multi-use, multi-tenant commercial real estate development that remains in foreclosed assets at September 30, 2010.  All other 2010 gross loan charge-offs totaled $269.  During the nine months ended September 30, 2009, the majority of gross loan charge-offs totaling $618 were related to five borrowers, with the largest charge-off of $214 related to a land development loan that remains in foreclosed assets at September 30, 2010. All other 2009 gross loan charge-offs totaled $225.

Loss on foreclosed assets was $156 during the September 2010 quarter compared to $151 during the prior year September 2009 quarter.  During the September 2010 quarter, loss on foreclosed assets included $130 of losses from partial write-down of unsold foreclosed properties.  During the September 2009 quarter, loss on foreclosed assets included $125 of costs related to an auction of foreclosed property completed in the December 2009 quarter.  During the nine months ended September 30, loss on foreclosed properties was $305 and $174 during 2010 and 2009, respectively.  Current year to date foreclosure losses are greater than seen during 2009 due to real estate taxes and other holding costs required on a larger portfolio of foreclosed properties and partial write-downs of property basis not incurred during the nine months ended September 30, 2009.

Net Interest Income

Quarter ended September 30, 2010 compared to September 30, 2009

Net interest income is the most significant component of earnings.  Tax adjusted net interest income totaled $5,220 during the September 2010 quarter compared to $4,337 in the September 2009 quarter, an increase of $883, or 20.4%.  During the September 2010 quarter, net interest income was increased from collection of a $100 loan prepayment penalty in connection with a borrower loan refinance.  Excluding this nonrecurring income, tax adjusted net interest income increased 18.1% over the prior September 2009 quarter.  The increase in net interest income is due primarily to increased net margin, which contributed approximately 80% of the increased net interest income ($702) with increased earning asset volume contributing approximately 20% of increased net interest income ($181).

Net interest margin was 3.65% during the September 2010 quarter compared to 3.09% during the September 2009 quarter.  If we continue to experience low levels of loan growth, further increases in net interest margin would be required to see further increases in net interest income.  Conversely, declines in net margin may not be offset by earning asset growth, which would decrease net interest income  and negatively impact net income.  We do not expect to continue to see such large increases in net margin during the coming quarters, but expect margin to stabilize at current levels provided that market rates and the yield curve remain at current levels.

Loan yield during the September 2010 quarter was 5.87% compared to 5.80% during June 2010 and 5.61% during September 2009.  Disregarding the $100 prepayment penalty collected in the September 2010 quarter and the $108 interest payment recorded from repayment of the $1.0 million nonaccrual loan seen during the June 2010 quarter, the September  2010 quarterly loan yield would have been 5.78% compared to the pro-forma June 2010 loan yield of 5.70%.  Yield on investment securities continues to fall, reaching 4.41% in the September 2010 quarter compared to 4.65% during June 2010 and 4.89% % in September 2009.  Because current market security reinvestment yields are generally less than 2.00% for the securities typically held in our portfolio, investment security yields are expected to continue to decline and place pressure on net margin.  However, funding costs also continued to decline, falling to 2.06% during the September 2010 quarter compared to 2.17% in June 2010 and 2.58% in September 2009.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market.  At September 30, 2010, approximately 93% of our $116 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 97% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  The weighted average amount in which actual loan yields were supported by the “in the money” loan rate floor was approximately 150 basis points on $105 million of adjustable rate loans at September 30, 2010.  If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,576 and .28%, respectively, based on those existing loan floors and total earning assets at September 30, 2010.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Nine months ended September 30, 2010 compared to September 30, 2009

Year to date tax adjusted net interest income was $14,815 in 2010 compared to $13,028 in 2009, an increase of $1,787, or 13.7%.  As noted previously, $100 of the 2010 increase was from collection of a prepayment penalty, and $108 of the 2010 increase was from repayment of a nonaccrual loan that had made regular payments during the nonaccrual period.  Absent these unusual items, net interest income increased 12.1%.  Excluding the special items, $1,085 (or 69%) of the net interest income increased was from higher net interest margin, and $494 (or 31%) of the increase was from increased earning asset volume.

Year to date net interest margin was 3.50% during the nine months ended September 30, 2010 compared to 3.19% during the same period in 2009 as loan yields have remained stable at 5.77% (5.70% disregarding the special loan fee items) while funding costs have declined .50%.  Net margin has also been negatively impacted by falling investment security yields which were 4.63% and 5.10% during the nine months ended September 30, 2010 and 2009, respectively.

The following Tables 8 and 9 present a schedule of yields and costs for the quarter and nine months ended September 30, 2010 compared to the prior year quarter and nine months ended September 30, 2009.

Table 8:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended September 30, 2010			Quarter ended September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 445,979	$ 6,597	5.87%	$ 438,775	$ 6,201	5.61%
Taxable securities	73,053	730	3.96%	68,294	782	4.54%
Tax-exempt securities(2)	35,449	477	5.34%	36,011	505	5.56%
FHLB stock	3,250	–	0.00%	3,250	–	0.00%
Other	9,799	9	0.36%	10,100	2	0.08%

Total(2)	567,530	7,813	5.46%	556,430	7,490	5.34%

Non-interest-earning assets:
Cash and due from banks	9,274			9,832
Premises and equipment, net	10,546			10,364
Cash surrender value insurance	10,732			10,263
Other assets	14,084			7,829
Allowance for loan losses	(7,868)			(6,538)

Total	$ 604,298			$ 588,180

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 120,321	$ 327	1.08%	$ 105,989	$ 369	1.38%
Money market deposits	95,252	257	1.07%	76,727	264	1.37%
Time deposits	187,587	1,118	2.36%	203,274	1,541	3.01%
FHLB borrowings	57,434	473	3.27%	59,595	564	3.75%
Other borrowings	23,304	169	2.88%	24,613	160	2.58%
Senior subordinated notes	7,000	141	7.99%	7,000	142	8.05%
Junior subordinated debentures	7,732	108	5.54%	7,732	113	5.80%

Total	498,630	2,593	2.06%	484,930	3,153	2.58%

Non-interest-bearing liabilities:
Demand deposits	56,105			55,751
Other liabilities	4,427			5,315
Stockholders’ equity	45,136			42,184

Total	$ 604,298			$ 588,180

Net interest income		$ 5,220			$ 4,337
Rate spread			3.40%			2.76%
Net yield on interest-earning assets			3.65%			3.09%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 9:  Net Interest Income Analysis (Year to Date)

(dollars in thousands)	YTD Ended September 30, 2010			YTD ended September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$ 444,739	$ 19,180	5.77%	$ 433,601	$ 18,620	5.74%
Taxable securities	71,440	2,264	4.24%	66,477	2,398	4.82%
Tax-exempt securities(2)	36,109	1,455	5.39%	36,841	1,545	5.61%
FHLB stock	3,250	–	0.00%	3,250	–	0.00%
Other	10,633	16	0.20%	5,274	5	0.13%

Total(2)	566,171	22,915	5.41%	545,443	22,568	5.53%

Non-interest-earning assets:
Cash and due from banks	9,223			11,602
Premises and equipment, net	10,441			10,577
Cash surrender value insurance	10,630			10,128
Other assets	13,352			6,159
Allowance for loan losses	(7,784)			(6,103)

Total	$ 602,033			$ 577,806

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$ 121,725	$ 1,007	1.11%	$ 103,563	$ 1,084	1.40%
Money market deposits	94,240	831	1.18%	72,174	724	1.34%
Time deposits	186,402	3,534	2.53%	203,997	4,950	3.24%
FHLB borrowings	57,823	1,401	3.24%	61,768	1,730	3.74%
Other borrowings	24,562	568	3.09%	25,454	513	2.69%
Senior subordinated notes	7,000	425	8.12%	3,283	199	8.10%
Junior subordinated debentures	7,732	334	5.78%	7,732	340	5.88%

Total	499,484	8,100	2.17%	477,971	9,540	2.67%

Non-interest-bearing liabilities:
Demand deposits	54,494			53,367
Other liabilities	4,048			4,699
Stockholders’ equity	44,007			41,769

Total	$ 602,033			$ 577,806

Net interest income		$ 14,815			$ 13,028
Rate spread			3.24%			2.86%
Net yield on interest-earning assets			3.50%			3.19%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10:  Interest Expense and Expense Volume and Rate Analysis (Year to Date)

	2010 compared to 2009
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$ 481	$ 79	$ 560
Taxable securities	157	(291)	(134)
Tax-exempt securities(2)	(30)	(60)	(90)
Other interest income	8	3	11

Total	616	(269)	347

Interest paid on:
Savings and demand deposits	151	(228)	(77)
Money market deposits	195	(88)	107
Time deposits	(333)	(1,083)	(1,416)
FHLB borrowings	(96)	(233)	(329)
Other borrowings	(21)	76	55
Senior subordinated notes	226	–	226
Junior subordinated debentures	–	(6)	(6)

Total	122	(1,562)	(1,440)

Net interest earnings	$ 494	$ 1,293	$ 1,787

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities.  Market risk is the risk of loss from adverse changes in market prices and rates.  We actively monitor and manage our interest-rate risk exposure.  The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified.  Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 11 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following Table 11 represents our earnings sensitivity to changes in interest rates at September 30, 2010.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

1.

Public or government fund MMDA and NOW accounts are considered fully repriced within 60 days.  Higher yielding retail and non-governmental money market and NOW deposit accounts are considered fully repriced within 90 days.  Rewards Checking NOW accounts and lower rate money market deposit accounts are considered fully repriced within one year.  Other NOW and savings accounts are considered “core” deposits as they are generally insensitive to interest rate changes.  These core deposits are generally considered to reprice beyond five years.

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

Table 11 reflects a balanced sensitivity gap position during the next year, with a cumulative negative one-year gap ratio as of September 30, 2010 of 100.0% compared to a negative gap of 87.6% at December 31, 2009.  In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 11:  Interest Rate Sensitivity Gap Analysis

	September 30, 2010
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$160,133	$ 33,061	$ 57,835	$ 88,305	$ 73,893	$ 26,010	$439,237
Securities	8,702	5,250	8,259	15,134	27,586	42,403	107,334
FHLB stock	–	–	–	–	–	3,250	3,250
CSV bank-owned life insurance	–	–	–	–	–	10,796	10,796
Other earning assets	13,550	–	–	500	1,984	–	16,034

Total	$182,385	$ 38,311	$ 66,094	$103,939	$103,463	$ 82,459	$576,651
Cumulative rate sensitive assets	$182,385	$220,696	$286,790	$390,729	$494,192	$576,651

Interest-bearing liabilities
Interest-bearing deposits	$162,195	$ 16,848	$ 94,189	$ 32,130	$ 56,445	$ 34,583	$396,390
FHLB advances	–	1,333	977	15,000	39,124	1,000	57,434
Other borrowings	11,289	–	–	–	8,000	5,500	24,789
Senior subordinated notes	–	–	–	–	–	7,000	7,000
Junior subordinated debentures	–	–	–	–	–	7,732	7,732

Total	$173,484	$ 18,181	$ 95,166	$ 47,130	$103,569	$ 55,815	$493,345
Cumulative interest
sensitive liabilities	$173,484	$191,665	$286,831	$333,961	$437,530	$493,345

Interest sensitivity gap for
the individual period	$ 8,901	$ 20,130	$ (29,072)	$ 56,809	$ (106)	$ 26,644
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	105.1%	210.7%	69.5%	220.5%	99.9%	147.7%

Cumulative interest
sensitivity gap	$ 8,901	$ 29,031	$ (41)	$ 56,768	$ 56,662	$ 83,306
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	105.1%	115.1%	100.0%	117.0%	113.0%	116.9%

We use financial modeling techniques that measure interest rate risk.  These policies are intended to limit exposure of earnings to risk.  A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs.  We also use various policy measures to assess interest rate risk as described below.

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

Table 12:  Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2010	September 2009	December 2009

Cumulative 1 year gap ratio
Base	100%	82%	88%
Up 200	97%	78%	84%
Down 100	104%	86%	92%

Change in Net Interest Income - Year 1
Up 200 during the year	-2.2%	-4.2%	-3.3%
Down 100 during the year	-1.0%	-0.8%	-1.1%

Change in Net Interest Income - Year 2
No rate change (base case)	-3.3%	3.2%	0.1%
Following up 200 in year 1	-3.6%	-2.3%	-2.0%
Following down 100 in year 1	-7.5%	-2.5%	-5.9%

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital.  Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 71.9% at September 30, 2010 compared to 81.6% at December 31, 2009.  In the September 2010 quarter, we entered into a new fixed interest rate swap agreement on $7.5 million in junior subordinated debentures that was scheduled to convert to a floating rate effective September 15, 2010.  Extension of the fixed rate on the $7.5 million liability improved the core funding ratio.

At September 30, 2010, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following September 30, 2010, net interest income would decline during the first two years of the simulation in amounts ranging from 0.7% to 3.1% of the base simulation’s net interest income ($127 to $604 per year).  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

Current net interest income sensitivity to a rising and flattening yield curve is lower than that seen at December 31, 2009 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first three years of the simulation in amounts ranging from 5.9% to 8.7% of the base simulation’s net interest income.  The decline in sensitivity is due in part to extension of fixed rate wholesale funding sources, whose average fixed rate period was approximately 33 months during the nine months ended September 30, 2010 up from an average of approximately 22 months during the year ended December 31, 2009.  Wholesale funding makes up 27.3% of total assets at September 30, 2010.

At September 30, 2010, the interest rate simulation with the greatest potential negative impact to net interest income was a further decline in rates of 100 basis points followed by a protracted period of low interest rates.  In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008.  In the down 100 basis point scenario, net interest income is projected to decline as follows compared to the current “base rate” scenario:

	$	%

Year 1 -	$ 192	1.0%
Year 2 -	$ 808	4.3%
Year 3 -	$1,388	7.6%
Year 4 -	$1,900	10.4%
Year 5 -	$1,892	10.1%

Despite the recent further declines in market interest rates, management does not consider such a protracted low interest rate environment to be likely, but continues to monitor its asset-liability position in light of this potential long-term risk to net interest income levels.

Noninterest Income

Quarter ended September 30, 2010 compared to September 30, 2009

Total noninterest income for the quarter ended September 30, 2010 was $1,463 compared to $1,203 earned during the September 2009 quarter, an increase of $260, or 22%.  The increase was due to $99 of higher deposit service fees from customer overdraft activity and a $143 increase in other income from higher card interchange income and recognition of a $64 loan guarantee fee described previously.  While September 2010 quarterly mortgage banking income of $375 was similar to the $372 seen during September 2009, current quarterly mortgage banking income was 37% higher than the average seen in the prior 2010 quarters and is expected to continue higher during the upcoming December 2010 quarter.  Overdraft fees have increased from release of a new customer program regarding courtesy overdrafts in connection with our core data processing conversion change and association with our overdraft program vendor, Pinnacle.  Increased debit card interchange fee income is driven by Rewards Checking NOW account customer usage of their cards as such usage is a requirement to obtain the premium interest rate on the account.

Effective August 15, 2010, new Federal Reserve regulation concerning overdraft protection programs required consumers to opt in to bank programs to obtain overdraft protection.  Certain payments by consumers who did not opt into the bank’s overdraft program are not paid by the bank, reducing overdraft fee income.  During the September 2010 quarter, service fee income declined $10, or 2% compared to the June 2010 quarter.  PSB expects continued declines in overdraft fee income due to the new regulation during the December 2010 quarter.  In addition, certain provisions of the Dodd-Frank Wall Street Reform Act are expected to decrease the amount of interchange income PSB collects on debit card and merchant payment activity, although the timing and extent of the reduction cannot yet be reasonably estimated.

Nine months ended September 30, 2010 compared to September 30, 2009

During the nine months ended September 30, total noninterest income was $3,851 and $4,013 during 2010 and 2009, respectively, a decline of $162, or 4.0%.  The primary cause of the decline was a $704, or 43%, decline in mortgage banking income from 2009 which saw a dramatic wave of consumer residential mortgage refinancing due to then historically low interest rates.  Mortgage banking income is tied to long-term market rates, particularly the 10 year U.S. Treasury rate and income can be volatile depending on this rate movement and other factors influencing residential home sales.

Offsetting the decline of mortgage banking income during 2010 was an increase in service fees, particularly overdraft income, of $256.  In addition, investment and insurance sales commissions increased $122.  The increase in investment sales commissions was from a small number of high commission sales.  Commission income can be volatile and based on customer activity and such elevated levels may not continue in future quarters.  Lastly, debit card interchange income increased $105 year to date over 2009 from customer usage of debit cards in connection with Reward Checking NOW account growth.  All other changes to items of noninterest income were an increase of $59 in 2010 income compared to 2009.

As noted previously, the recently enacted Dodd-Frank financial reform legislation is expected to decrease the amount of interchange income we collect on debit card and merchant payment activity, although the timing and extent of the reduction cannot yet be estimated.  During the nine months ended September 30, card interchange revenue was $554 and $449 during 2010 and 2009, respectively.

Noninterest Expense

Quarter ended September 30, 2010 compared to September 30, 2009

Noninterest expenses totaled $3,979 during the September 2010 quarter compared to $3,553 during the prior September 2009 quarter, an increase of $426, or 12.0%.  Higher salaries and employee benefits led the increase, growing $300, while data processing expense grew $111 and other noninterest expense increased $72.  Increased base salaries and wages accounted for just $18 of the salaries and benefits increase, which was primarily impacted by $163 greater health insurance expense under PSB’s self-insured benefit plan.  Also during the quarter, accrual for estimated year-end and other incentive plans increased approximately $22, and $43 fewer direct loan origination costs were deferred as commercial loan originations declined compared to 2009.  All other quarterly increases to salaries and wages during 2010 compared to 2009 totaled $54.  Data processing expenses increased due to new costs associated with the outsourced core data processing system installed during the June 2010 quarter compared to costs incurred under the previous in-house processing system.

Other noninterest expense increased from higher debit card and DDA overdraft losses in the September 2010 quarter compared to the September 2009 quarter.  While overdraft service charge income increased due to an expansion of the courtesy overdraft program as discussed previously, charge-off of uncollected DDA balances has also increased compared to prior quarters.  In addition debit card losses have increased as fraudulent activity against our customers’ accounts through fraudulent debit card transactions has increased.  In past years, we have experienced relatively low levels of fraud related to customer debit card accounts.  During the December 2010 quarter, a significant debit card fraud was initiated against our customer base through usage of fake debit cards using information obtained from a third party card processor. Net of expected debit card insurance loss reimbursement, debit card losses could reach $175 during the December 2010 quarter compared to average quarterly loss levels of $8 in prior quarters during 2010.  While we do not expect such large quarterly losses to recur in the near term, feedback from our data processor and other banks similar in size and operation to us has indicated this is a widespread and growing problem.  We seek to utilize fraud management tools provided by Jack Henry and Associates, our third party data processor, and the ability to block certain debit card transaction types or in certain states to minimize fraud loses while keeping customer card usage limitations to a minimum.

FDIC insurance expense declined $89 during the September 2010 quarter compared to the prior year quarter due to a change in estimated amortization of the prepaid FDIC insurance assessment of $2.5 million paid in December 2009.  The change now recognizes amortization of the prepaid assessment as incurred rather than using a straight-line method through December 2012 as previously calculated through June 2010.  This change in estimate lowered FDIC expense by approximately $102 during the September 2010 quarter but had no impact on 2010 year to date results.

Nine months ended September 30, 2010 compared to September 30, 2009

Year to date through September 30, 2010, total noninterest expense was $11,620 compared to $10,759 in 2009, an increase of $861, or 8.0%.  The majority of the increase was in employee salaries and benefits, which increased $618, or 10.8%.  Base salaries and wages represented $99 of the increase, growing 2.2% over 2009.  Overtime and other benefit pay related to the June 2010 quarter core processing system conversion accounted for approximately $75, of the increase.  Other factors included fewer deferred direct loan origination costs of $154, increased health and dental insurance plan expense of $99, up 15% over the prior year, and higher year-end incentive and profit sharing plan costs of $64 based on projected 2010 income and sales results.  All other increases to salaries and employee benefits totaled $127 during 2010 compared to 2009.

For the year to date period ended September 30, 2010, FDIC expense decreased $211 compared to 2009 from $801 in 2009 to $590 in 2010.  However, the prior June 2009 quarter included a special FDIC insurance assessment totaling $264.  Prior to the special assessment, 2010 FDIC insurance expense increased $53, or 10%.  Recent proposed FDIC regulation in response to Dodd-Frank reform would calculate future FDIC insurance assessments based on net assets after deducting tangible capital beginning with the April 1, 2011 assessment period.  Such a change moves a greater portion of the industry’s aggregate FDIC insurance assessment to larger banks, which typically fund a greater portion of their operations with sources other than deposits.  This change is expected to lower our 2011 FDIC insurance expense compared to levels seen during 2010 and 2009.

During October 2009, we entered into an agreement for data processing services with Jack Henry & Associates, Inc.  The agreement followed a decision by our Board of Directors to outsource the central data processing services required by the Bank.  Jack Henry and its affiliates will provide us with offsite core processing and item processing services (including debit card and electronic payments), and teller and new deposit account operating platforms, plus data storage services and disaster recovery services, and will also supply the related software programs required by us.  The agreement is expected to result in expanded service and product offerings, greater control over fraud identification and risk mitigation, improved customer contact and sales management capabilities, and both near-term and long-term cost savings due to certain reductions in personnel and other operational efficiencies.

We will pay Jack Henry estimated average monthly processing and maintenance fees of $55 during the term of the agreement based on the Bank’s current number of customer accounts.  Monthly processing fees under the contract are determined by the number of accounts maintained on the system and therefore monthly fees are expected to change over time.  The agreement will remain in effect for nine years, with extensions thereafter at our option.  In addition, we paid Jack Henry one time initial license and installation fees totaling approximately $452, which will be amortized to expense over the term of the agreement. In connection with the new software installation, we also paid approximately $65 in conversion fees to our prior in-house data system software provider, Fiserv’s Precision Vision, which we capitalized as installation costs to be amortized over the term of the new agreement.

Jack Henry’s monthly processing fees during the initial period of implementation are very low to allow for recognition of other elevated conversion costs during 2010.  During 2011, processing fees are expected to increase significantly as we pay the contract’s standard processing fees.  Although we expect to realize lower software amortization and depreciation expense compared to our prior in-house system with Fiserv, we expect annualized monthly data processing fees paid to Jack Henry to increase from $96 during the initial implementation period during 2010 (on a proforma basis assuming a full year of service) to approximately $435 during 2011 and $549 during 2012.  As noted previously, monthly processing fees under the contract are determined by the number of customer accounts maintained on the system and therefore monthly fees are expected to change over time.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits are the primary source of funding.  Retail and local deposits were 61.7% of total assets at September 30, 2010, compared to 62.9% of total assets at December 31, 2009.  During 2010, retail and local deposits declined due to declines in local municipal deposits as described previously under Results of Operations.

Table 13:  Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2010		2009		2009
	$	%	$	%	$	%

Non-interest bearing demand	$ 56,037	12.4%	$ 57,701	13.0%	$ 60,003	13.1%
Interest-bearing demand and savings	111,256	24.6%	98,922	22.3%	115,961	25.3%
Money market deposits	90,996	20.1%	83,262	18.8%	94,356	20.6%
Retail time deposits less than $100	52,934	11.7%	61,913	14.0%	59,516	13.0%

Total core deposits	311,223	68.8%	301,798	68.1%	329,836	72.0%
Wholesale interest-bearing demand	9,501	2.1%	7,500	1.7%	9,501	2.1%
Retail time deposits $100 and over	59,401	13.1%	56,896	12.8%	51,700	11.3%
Broker & national time deposits less than $100	1,027	0.2%	1,049	0.2%	1,050	0.2%
Broker & national time deposits $100 and over	71,275	15.8%	75,831	17.2%	66,644	14.4%

Totals	$ 452,427	100.0%	$ 443,074	100.0%	$ 458,731	100.0%

During the nine months ended September 30, 2010, interest-bearing demand and savings deposits and money market deposits classified as core deposits declined $18,450 from municipal deposit outflows, which was offset $4,305 from an increase in Reward Checking interest-bearing demand accounts.  During the nine months ended September 30, 2010 we also saw a decline in non-interest bearing demand deposits but an increase in higher yielding NOW accounts besides Rewards Checking.  All other net decreases in core deposits totaled $4,468 primarily from a decline in retail time deposits less than $100.  We continue to experience ongoing retail time deposit quarterly run-off that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates.  In addition, certificate balances have been replaced by higher money market and interest bearing demand account balances such as Rewards Checking as customer have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels.

A significant portion of the decline in municipal deposits reflected in core deposits was simply a reclassification of these deposits into retail time deposits $100 and over within our CDARS program.  During the nine months ended September 30, 2010, CDARS deposits have increased  $11,673 with the majority of this growth coming from municipal deposits.  We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $23,786 at September 30, 2010 compared to $12,113 at December 31, 2009.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.

Our high yield retail interest bearing demand account, Rewards Checking, continues to grow in balances and held $44,503, in deposits at September 30, 2010 compared to $40,198 at December 31, 2009.  However, the pace of growth has slowed significantly compared to previous years as discussed previously.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 2.21% and 3.01% during the nine months ended September 30, 2010 and 2009, respectively.  Effective October 1, 2010, the premium rate available in the Reward Checking product was lowered and the average interest cost under the new rate is expected to approximate 1.82% in future quarters following the change.

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

Current brokered certificate of deposit rates available to us are less costly than equivalent local deposits as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers in amounts less than current FDIC insurance limits.  Due to large demand through brokers for these types of deposits, brokered deposit rates for well performing banks are historically low.  In addition, declines in profitability and capital at some banks have reduced their access to wholesale funding or otherwise increased its cost.  In many cases, these institutions with reduced wholesale funding access have increased their retail interest rates to gather funds through local depositors.  Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits.  We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry becomes well capitalized and regains consistent profits.  The impact of an improving national economy will likely be an increase in wholesale rates relative to local core deposit rates that could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets were 13.6%, 12.7%, and 14.5% at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.  Brokered deposits increased $4,608 during the nine months ended September 30, 2010 compared to 2009 to refinance a maturing $7 million repurchase agreement.  Due to borrowing capacity at the FHLB from pay down of prior advances, we expect a mix of brokered deposits and new FHLB advances to provide wholesale funding if needed during the coming quarters.  Beyond these traditional sources of wholesale funding, secondary wholesale sources include Federal Reserve Discount Window advances and pledging of investment securities against repurchase agreements.  However, due to excess liquidity and expected low levels loan growth during the December 2010 quarter, we do not expect to utilize increased brokered deposits or FHLB advances during the remainder of 2010.

Table 14:  Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2010	2009	2009

Total time deposits $100 and over	$ 130,676	$ 132,727	$ 118,344
Total broker and wholesale deposits	81,803	84,380	77,195
Total retail time deposits	112,335	118,809	111,216
Core deposits, including money market deposits	311,223	301,798	329,836

Table 15:  Change in Deposit Balance since Prior Period Ended

	September 30, 2009		December 31, 2009
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$ (2,051)	-1.5%	$ 12,332	10.4%
Total broker and wholesale deposits	(2,577)	-3.1%	4,608	6.0%
Total retail time deposits	(6,474)	-5.4%	1,119	1.0%
Core deposits, including money market deposits	9,425	3.1%	(18,613)	-5.6%

As discussed previously, during 2010 we invested in $2,484 of certificates of deposit issued by other banks with fixed rates that carried original terms generally in excess of 48 months.  These certificates may be withdrawn subject to early withdrawal penalties of up to six months of lost interest. Although the certificates are FDIC insured, there is no guarantee the issuing bank will be willing or able to permit early withdrawal even subject to the penalty, although such prohibition would be very unusual within the banking industry.

The interest rate swap contract used to fix interest payments required on junior subordinated debentures as previously discussed requires us to post cash or investment security collateral against our fair value liability in favor of the counterparty.  At September 30, 2010, the fair value liability of the swap was $363, and we have posted cash collateral against the swap fair value and for required “independent amount” compensating balances totaling $410 which are classified as cash and cash equivalents on the Balance Sheet.  If interest rate swap terms similar to our seven year commitment were to move lower, we would be required to post further collateral.  Such collateral is posted by our holding company, which has limited liquidity sources outside of dividends and advances from the bank.  We do not expect to be required to post significant further collateral against the swap contract.

Table 16:  Available but Unused Funding Sources other than Retail Deposits

	September 30, 2010		December 31, 2009
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$ 25,500	$ –	$ 24,500	$ –
Federal Reserve discount window advances	77,010	–	74,261	–
FHLB advances under blanket mortgage lien	12,800	57,434	20,929	58,159
Repurchase agreements and other FHLB advances	21,249	24,789	22,878	28,410
Wholesale market deposits	38,244	81,803	44,176	77,195
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$ 175,803	$ 164,026	$ 187,744	$ 163,764

Funding as a percent of total assets	29.3%	27.3%	30.9%	27.0%

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs.  At September 30, 2010, unused (but available) wholesale funding was approximately $175,803, or 29% of total assets, compared to $187,744, or 31% of total assets at December 31, 2009.  Certain municipal securities held in our investment portfolio may also be available for pledging as collateral against repurchase agreements and FHLB advances under conditions dictated by the lender.  However, due to the difficulty and uncertainty of the amount ultimately available as collateral, unpledged municipal securities are not considered available for funding in our internal analysis of liquidity flexibility or in the figures reported as unused but available wholesale funding above.  Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we had no Discount Window amounts outstanding, approximately 44% of unused but available liquidity at September 30, 2010 was represented by available Discount Window advances compared to 40% of available liquidity at December 31, 2009.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 6.2% and 5.6% at September 30, 2010, and December 31, 2009, respectively.

The following discussion examines each of the available but unused funding sources listed in Table 16 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

Overnight federal funds purchased

Our aggregate federal funds purchase availability of $25,500 is from three correspondent banks.  The most significant portion of the total is $12,500 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin.  We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks.  Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days.  To unilaterally draw on the exiting federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less.  Bankers’ Bank defines the composite ratio to be nonperforming assets divided by capital including the allowance for loan losses calculated at our subsidiary bank level.  Due to existence of the composite ratio, an increase in nonperforming loans could impact availability of the line or subject us to further review.  In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank.  At September 30, 2010, our subsidiary bank’s composite ratio was approximately 22% and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program.  Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral.  We are subject to annual review and certification by the Federal Reserve to retain participation in the program.  The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above.  In general, Discount Window advances must be repaid or renewed each day.

Only performing loans are permitted as collateral under the BIC and each individual loan is subject to a haircut to collateral value based on the Federal Reserve’s review of the listing each month.  In general, 55% to 60% of the loan principal offered as collateral is able to support Discount Window advances.  Similar to the federal funds purchased lines of credit, an increase in nonperforming loans would decrease the amount of collateral available for Discount Window advances.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain a line of credit availability with the FHLB based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions.  We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment.  Based on the our existing $3,250 capital stock investment,  total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At September 30, 2010, we could have drawn an FHLB advance up to $7,566 of the $12,800 available without the purchase of FHLB stock.  Further advances of the remaining $5,234 available would have required us to purchase additional FHLB stock totaling $262.  The FHLB currently pays no dividends on its stock and has informed its shareholders that no dividends should be expected during 2010.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 50% on secondary lien collateral at September 30, 2010.  Effective December 31, 2010, the haircut on secondary lien collateral goes to 60%, reducing our borrowing capacity by approximately $3.4 million.  The FHLB also conducts annual audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings.  The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report.  Our current credit risk is within the normal range for a healthy member bank.  Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net losses,  and other factors can increase a member’s credit risk grade.  Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage.   FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms.  Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal.  In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction.  Repurchase agreements could require up to several business days to receive funding.  Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity.  At September 30, 2010, $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $11.3 million are overnight repurchase agreements with local customer utilizing our treasury monument services.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances.  Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously.  Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity.  At September 30,

2010, $21,249 of additional FHLB advances were available based on pledging of securities if an additional $1,062 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market.  We have an internal policy that limits use of brokered deposits to 20% of total assets , which gave availability of $38,244 at September 30, 2010.  Participants in the brokered certificate market must be considered “well capitalized” under current regulatory capital standards to acquire brokered deposits without approval of their primary federal regulator.  We regularly acquire brokered deposits from three market providers and maintain relationships with other providers to obtain required funds at the lowest possible cost.  Ten business days are typically required between the request for brokered funding and settlement.  Therefore, brokered deposits are a reliable, but not daily, source of liquidity.  Brokered deposits represent our largest source of wholesale funding and we would see significant negative impacts if capital levels or earnings were to decline to levels not considered to be well capitalized.  In addition to the requirement to be considered well-capitalized, banks under regulatory consent orders are not permitted to participate in the brokered deposit market without approval of their primary federal regulator even if they maintain a well-capitalized capital classification.

Holding company unsecured line of credit

We maintain a $1,000 line of credit with a correspondent bank as a contingency liquidity source.  No amounts were drawn on the line at September 30, 2010 or December 31, 2009.  Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank form providing these dividends as cash flow.  Because our bank holding company has approximately $892 of financing obligations per year as well as approximately $150 of other expenses, the holding company line of credit is a critical source of potential liquidity.

We are subject to financial covenants associated with the line that require our bank subsidiary to:

•

Be considered “well capitalized” at all times.

•

Maintain nonperforming assets as a percentage of equity plus the allowance for loan losses to less than 30%.

•

Maintain loan loss reserves no less than 55% of nonperforming loans.

•

Maintain total risk based capital ratio of at least 11.75%

At September 30, 2010, we were not in violation of any of the line of credit covenants.  A violation of any covenant could prevent us from utilizing the unused balance of the line of credit.

CAPITAL RESOURCES

Stockholders’ equity increased $3,774 to $46,044 during the nine months ended September 30, 2010.  The increase was driven by retained year to date net income of $2,855 (net of $565 in dividends declared) and an increase in unrealized gain on securities available for sale of $1,110.  Net book value of $29.43 per share at September 30, 2010 increased 6.6% from net book value per share of $27.60 at September 30, 2009 and 8.6% from net book value of $27.11 per share at December 31, 2009.  Unrealized gains in securities available for sale reflected as accumulated other comprehensive income represented approximately $1.84, or 6.3% of total net book value at September 30, 2010, up from $1.14, or 4.2% of total net book value at December 31, 2009.  The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio, which is recorded as an increase to equity.  If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

During October 2010, we transferred our portfolio of taxable and tax-exempt municipal investment securities from the available for sale classification to the held to maturity classification.  The transfer was made to lessen the potential volatility to equity and net book value from declining market values of long term fixed rate securities such as municipal investments in a rising rate environment.  The unrealized gain on $51,578  in net book value of securities transferred was $2,552 ($1,547 after income tax effects) at the October 1, 2010 transfer date.  The unrealized gain will be amortized as a reduction to stockholders’ equity and reduction to net book value over the remaining life of the securities with 50% of the unrealized gain to be amortized by the quarter ended March 31, 2013.  Securities classified as held to maturity may not be sold without causing all remaining securities to be reclassified as available for sale and all unrealized gains and losses again recorded in equity through accumulated other comprehensive income.  Our securities portfolio is used for pledging against municipal deposits and other adequate sources of liquidity are available giving us the ability and intent to hold these securities until maturity.

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

No shares were repurchased by us during the nine months ended September 30, 2010 or 2009 as we sought to conserve capital for growth and increased regulatory capital ratios.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2010.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of September 30, 2010, and December 31, 2009, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.  Average common stockholders’ equity (excluding accumulated other comprehensive income such as the unrealized gains on securities available for sale discussed previously) to average assets was 7.11% during the September 2010 quarter, 7.03% during the most recent June 2010 quarter, and 6.89% during the September 2009 quarter.

During the June 2010 quarter, total risk weighted assets declined approximately $16 million from recognition of approximately $32 million of five or more family real estate mortgage loans as subject to 50% risk weighting, rather than the 100% risk weighting incorrectly assigned in prior quarters.  This change increased the total capital to risk weighted assets ratio by approximately .42% at June 30, 2010.  During the September 2010 quarter, we were relieved of a guarantee liability on customer debt to a correspondent bank described previously which reduced risk weighted assets by $5,924 compared to December 31, 2009.  These changes, along with continued retention of 2010 net income have increased the total capital ratio from 12.49% at December 31, 2009 to 13.94% at September 2010.

Table 17:  Capital Ratios – PSB Holdings, Inc. – Consolidated

	September 30,		December 31,
(dollars in thousands)	2010	2009	2009

Stockholders’ equity	$ 46,044	$ 43,031	$ 42,270
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(104)	(115)	(115)
Accumulated other comprehensive (income) loss	(2,664)	(2,487)	(1,781)

Tier 1 regulatory capital	50,776	47,929	47,874
Qualifying unrealized gain on equity securities available for sale	–	9	–
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	5,724	6,054	6,121

Total regulatory capital	$ 63,500	$ 60,992	$ 60,995

Average tangible assets (as defined by current regulations)	$ 604,298	$ 588,180	$ 604,958

Risk-weighted assets (as defined by current regulations)	$ 455,673	$ 483,608	$ 488,226

Tier 1 capital to average tangible assets (leverage ratio)	8.40%	8.15%	8.15%
Tier 1 capital to risk-weighted assets	11.14%	9.91%	9.81%
Total capital to risk-weighted assets	13.94%	12.61%	12.49%

Table 18: Capital Ratios - Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.44%	9.24%	9.16%
Tier 1 capital to risk-weighted assets	12.46%	11.23%	11.05%
Total capital to risk-weighted assets	13.71%	12.48%	12.30%

As a measurement of the adequacy of a bank’s capital base related to its level of nonperforming assets, many investors use a “non-GAAP” measure commonly referred to as the “Texas Ratio.”  We also track changes in our Texas Ratio against our internal capital and liquidity risk parameters to highlight negative capital trends that could impact our ability for future growth, payment of dividends to shareholders, or other factors.  As noted previously, correspondent bank providers of our daily federal funds purchased line of credit and the holding company operating line of credit use similar measures that impact our ability to continued use of those lines of credit if our level of nonperforming assets to capital were to rise above prescribed levels.  The following table presents the calculation of our Texas Ratio.

Table: 19: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in thousands)	2010	2010	2010	2009	2009

Total nonperforming assets	$ 15,141	$ 15,837	$ 16,178	$ 17,074	$ 16,527

Total stockholders' equity	$ 46,044	$ 44,046	$ 43,282	$ 42,270	$ 43,031
Less: Mortgage servicing rights, net (intangible assets)	(1,042)	(1,163)	(1,143)	(1,147)	(1,151)
Less: Preferred stock capital elements	–	–	–	–	–
Add: Allowance for loan losses	8,001	7,665	7,649	7,611	6,801

Total tangible common stockholders’ equity and reserves	$ 53,003	$ 50,548	$ 49,788	$ 48,734	$ 48,681

Total nonperforming assets as a percentage of
total tangible common stockholders' equity and reserves	28.57%	31.33%	32.49%	35.04%	33.95%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal for certain loans sold to the FHLB on an aggregate pool basis.  The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of September 30, 2010 and December 31, 2009.

Losses incurred by the FHLB on loans in the MPF 100 program and the MPF 125 program are absorbed by the FHLB in their First Loss Account.  If cumulative losses were to exceed the First Loss Account, we would reimburse the FHLB for any excess losses up to the extent of our Credit Enhancement Guarantee.  Ten years after the original pool master commitment date, the First Loss Account and the Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool.  These factors are further reset every subsequent five years until the pool is repaid.

Since inception of our pools containing guarantees to the FHLB in 2000, only $0.2 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.  No loans have been sold by us to the FHLB with our credit enhancement guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities.  Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations.  We have originated loans to these secondary market providers since 2000 and have never been required to repurchase a loan for underwriting or servicing violations and do not expected to be required to repurchase loans in the near term.

Table 20:  Residential Mortgage Loans Serviced for Others as of September 30, 2010 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$ 30,047	494	5.38%	89	$ 94	$ 353	$ 84	0.28%
FHLB MPF 125	52,743	513	5.75%	51	1,851	1,653	161	0.31%
FHLB XTRA	162,679	1,145	4.75%	12	n/a	n/a	766	0.47%
FNMA	7,256	58	4.94%	14	n/a	n/a	31	0.43%

Totals	$ 252,725	2,210	5.04%	29	$ 1,945	$ 2,006	$ 1,042	0.41%

During September 2010, the MPF 100 program reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee were reset to the new level shown in the table.  The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

Table 21: Residential Mortgage Loans Serviced for Others as of December 31, 2009 ($000s)

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

We have ceased originating loans under the MPF 100 and MPF 125 programs.  All FHLB originations are now through the FHLB XTRA closed loan program which do not include our credit enhancement.  Due to historical strength of mortgage borrowers in our markets, the original 1% of principal loss pool provided by the FHLB, and current economic conditions in our markets, management believes the possibility of losses under guarantees to the FHLB to be remote.  Accordingly, we have made no provision for a recourse liability related to this recourse obligation on loans we currently service.  Under the MPF 100 and MPF 125 credit enhancement programs, the FHLB is reimbursed for any incurred principal losses in its First Loss Account by withholding the monthly credit enhancement fee normally paid to us until their principal loss is recovered.  We recognize credit enhancement income on a cash basis when received monthly from the FHLB.

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan.  We are paid an annualized fee of 25 basis points for servicing future payments on the loan.  We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees.  The FHLB has no recourse to us for their realized future principal losses under the XTRA program.  As loan principal is repaid by customers on loans in the discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, reducing our mortgage banking income in future periods.  Credit enhancement fee income was $24 and $89 during the nine months ended September 30, 2010 and 2009, respectively.

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

PSB HOLDINGS, INC.

November 15, 2010

SCOTT M. CATTANACH

Scott M. Cattanach

Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certifications under Section 906 of Sarbanes-Oxley Act of 2002