Form 10-K
period 2010-12-31
PSB HOLDINGS INC /WI/
filed 2011-03-15
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-26480

PSB HOLDINGS, INC.
www.psbholdingsinc.com

WISCONSIN	39-1804877

1905 West Stewart Avenue
Wausau, Wisconsin 54401
Registrant’s telephone number, including area code:  715-842-2191

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
Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010, was approximately $28,201,000.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of March 15, 2011, 1,572,992 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 15, 2011 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

PART I

Item 1.	BUSINESS.

Business Operations and Products

PSB Holdings, Inc. (“PSB”) owns and operates Peoples State Bank (“Peoples”) a commercial community bank headquartered in Wausau, WI.  Since 1962, Peoples has sought to meet the financial needs of local business owners and their families for the betterment of our communities.  Peoples serves approximately 14,800 retail households and commercial businesses representing over $600 million in total assets through its year-end staff of 126 full time employees and our north central Wisconsin network of eight full service locations including five in the greater Wausau, WI area, and locations in Rhinelander, Minocqua, and Eagle River, WI.

We operate as a local community bank, but offer virtually the same products as larger regional banks.  We are engaged in general commercial and retail banking and serve individuals, businesses, and governmental units.  We offer most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. Commercial customers may use available cash management and lockbox services in addition to merchant banking products.  In addition, we provide a full range of personal banking services, including checking accounts, savings and time accounts, installment, credit and debit cards, and other personal loans, as well as long-term fixed rate mortgage loans.  We offer customers automated teller machines, online computer banking, and mobile banking for 24 hour customer service capabilities.  Commercial customers may also make electronic deposits via our on-site deposit product.  New services are frequently added to our commercial and retail banking departments.  In addition to these traditional banking products, we offer brokerage services including the sale of annuities, mutual funds, and other investments to our customers and the general public.  We recognize many opportunities for continued growth in products, customers, assets, and profits.

Commercial related loans represent our largest type of asset and approximately 18% of our customer base measured by household/business units.  Our typical commercial customers are local small to medium sized business owners with annual sales of up to $50 million.  We provide a growing suite of deposit and cash management products in addition to meeting customer credit needs.  We build customer relationships on a frequent face to face basis and deliver value by providing capital and liquidity management advice and recommendations specific to our customers’ businesses.  Since inception, we have maintained low loan loss ratios through conservative lending practices, emphasis on knowing our customer by establishing deep relationships with each of them, and maintaining focus on communities with which we are familiar.

Peoples has a long tradition of strong retail banking products.  This emphasis has allowed us to be a leader in local residential real estate lending consistently resulting in number one or number two market share based on mortgage filings.  The majority of our residential real estate loans are sold on the secondary market with servicing rights retained.  We also maintain a diversified portfolio of local core deposits, including Peoples Rewards Checking, a product introduced in 2006 which pays above market deposit rates to depositors that meet qualifying criteria.  The reward qualifications include debit card usage, ACH deposit or payments, and electronic delivery of monthly periodic statements.  Rewards Checking provides funding at an all-in cost competitive with equivalent mid-term wholesale funding and has brought nearly 2,500 new customers to Peoples since introduction.  We believe the combination of the key consumer banking products of competitive residential mortgage financing and Rewards Checking as the primary transaction interest-bearing and retail savings account builds a profitable core retail customer base with ongoing growth potential.

We meet the needs of customers with an emphasis on customer service, flexibility, and local decision making.  Customers and prospects are identified and served on a face to face basis through relationships directly with bank staff.  Virtually all of our customers live or work or have relationships with those within the bank’s primary market area in north central Wisconsin and our employees are substantial participants in community activities for the betterment of our market area.

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

Based on publicly available deposit market share information as of June 30, 2010, the following is a list of the largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors.  The Wausau-Marathon County, Wisconsin MSA is our largest market in which we have the second largest market share.  As in most Wisconsin communities, M&I Bank holds the largest market share and represents the greatest opportunity to increase deposits from competitors.

	June 30, 2010		June 30, 2009
	Deposit $’s ($000s)	Market Share	Deposit $’s ($000s)	Market Share
Marathon County, Wisconsin

M&I Bank	$537,524	19.0%	$626,313	22.5%
Peoples State Bank	388,603	13.8%	372,045	13.4%
River Valley Bank	341,445	12.1%	261,492	9.4%
Associated Bank	274,789	9.7%	290,059	10.4%
All other FDIC insured institutions	1,282,107	45.4%	1,229,601	44.3%

Oneida County, Wisconsin

M&I Bank	$231,414	31.1%	$238,742	31.7%
Associated Bank	120,407	16.2%	139,191	18.5%
Citizens Bank	95,159	12.8%	98,055	13.0%
Peoples State Bank	54,187	7.3%	55,696	7.4%
All other FDIC insured institutions	243,989	32.6%	221,130	29.4%

Vilas County, Wisconsin

M&I Bank	$117,897	27.7%	$120,961	29.0%
First National Bank of Eagle River	100,160	23.6%	96,397	23.1%
Headwaters State Bank	52,411	12.3%	50,754	12.2%
Peoples State Bank	13,923	3.3%	11,886	2.8%
All other FDIC insured institutions	140,710	33.1%	137,407	32.9%

Our primary source of income is loan interest income earned on commercial and residential loans made to local customers.  We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income.  Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income.  Deposits raised from local customers provide the most significant source of funding to provide loans and credit products to customers.  Loan product sales in excess of local deposit growth are supplemented by wholesale and national funding such as brokered deposits, FHLB advances, and repurchase agreements.  We do not have a dependence on any major customers.  The primary sources of revenue are outlined below:

	2010		2009		2008
Revenue source	$	% of revenue	$	% of revenue	$	% of revenue

Interest on commercial related loans	$18,556	53.0%	$18,171	52.0%	$17,898	54.1%
Interest on residential mortgage loans	5,836	16.7%	5,672	16.2%	6,400	19.3%
Interest on securities	4,211	12.0%	4,492	12.8%	4,691	14.2%
Service fees and charges	1,786	5.1%	1,448	4.2%	1,581	4.8%
Mortgage banking	1,472	4.2%	1,850	5.3%	1,040	3.1%
Loan fees	678	1.9%	678	1.9%	394	1.2%
Interest on consumer loans	349	1.0%	382	1.1%	415	1.3%
Gain (loss) on sale of securities	(20)	-0.1%	521	1.5%	(991)	-3.0%
All other revenue	2,160	6.2%	1,769	5.1%	1,663	5.0%

Total gross revenue	$35,028	100.0%	$34,983	100.0%	$33,091	100.0%

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

Current banking law provides us with a competitive environment and competition for our products and services is likely to continue.  For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a broad scale.  In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities.  Banking regulators generally permit the formation of new banks if those banks are able to raise the necessary capital, and some large financial institutions such as investment banks also hold banking charters.  We believe that the combined effects of more interstate banking and expansion via branching of existing competitors and large investment banks are likely to increase the overall level of competition and attract competitors who will compete for our customers.

In addition to competition, our business is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve and actions of the U.S. Treasury Department (see “Regulation and Supervision”).  This competition may cause us to seek out opportunities to provide additional financial services to replace or supplement traditional net interest income.

Organizational Structure

Our organizational structure is commonly referred to as a “one bank holding company.”  Our parent company, PSB Holdings, Inc., was formed in a 1995 tax-free reorganization and is the 100% owner of Peoples State Bank, its only significant subsidiary.  This holding company structure permits more active market based trading of the banking operation’s common stock as well as providing various vehicles in which to obtain equity capital to inject into the bank subsidiary.  To facilitate the issuance of junior subordinated debentures in connection with a pooled trust preferred capital issue during 2005, the holding company also owns common stock in PSB Holdings Statutory Trust I.  The holding company has no significant revenue producing activities other than ownership of Peoples State Bank.

Since its formation in 1962, all day to day revenue and expense producing activities are conducted by Peoples State Bank.  Peoples employs a wholly owned Nevada subsidiary, PSB Investments, Inc., to hold and manage virtually all of the Bank’s investment securities portfolio including the activities of pledging securities against customer deposits and repurchase agreements as needed.

All of our products and services are directly or indirectly related to the business of community banking and all of our activity is reported as one segment of operations.  Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations.  We maintain a traditional retail and commercial banking business model and do not regularly employ or sell stand-alone derivative instruments to hedge cash flow and fair value risks.  As of February 4, 2011, we operated with 124 full-time equivalent (“FTE”) employees, including 17 FTE employed on a part time basis.  As is common in the banking industry, none of our employees are covered by a collective bargaining agreement.

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

The Federal Reserve expects a bank holding company to be a source of strength for its subsidiary banks.  As such, we may be required to take certain actions or commit certain resources to Peoples State Bank when we might otherwise choose not to do so.  Under federal and state banking laws, we are subject to regulations which govern our capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates, and other aspects of our operations.  Bank regulators with jurisdiction over us generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies.  In particular, bank regulators have broad authority to take corrective action if we fail to maintain required minimum capital.  Information concerning our compliance with applicable capital requirements is set forth in Item 8 in Note 19 of our Notes to Consolidated Financial Statements.

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

Beginning in 2008, the banking industry experienced dramatic governmental intervention in an effort to support the capital needs of certain large banks, to spur growth in bank lending, and to increase consumer and business confidence in the banking industry as a whole through passage of the Troubled Asset Relief Program (“TARP”).  TARP provided various support to the industry, some available to all banks, and some available to specific large institutions deemed to require exceptional assistance.  Through programs generally available to all banks, TARP increased the insurance limit on certain deposit accounts and provided an FDIC guarantee for certain debt issued by banks and bank holding companies through the Temporary Liquidity Guarantee Program (“TLGP”), and invested government funds into some banks in the form of preferred stock through the Capital Purchase Program (“CPP”), among other actions.  Also during 2008, the U.S. Treasury Department placed the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) into conservatorship to prevent the potential bankruptcy of both companies.  At the time, there was a fear that a potential collapse of FNMA and FHLMC would exacerbate a decline in credit available for origination of residential home mortgages and to precipitate a systematic failure of banks and the banking system.  Placement of FNMA and FHLMC into conservatorship placed Treasury capital investment above existing private common stock and preferred stock investors, effectively wiping out the value of such investments, creating banking industry losses from the write-down of substantial existing equity investments in FNMA and FHLMC.

During 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed.  Dodd-Frank is expected to make sweeping changes to the banking industry and introduced a wide range of regulation including, but not limited to, a new Consumer Financial Protection Bureau, limitations on the use of current and future trust preferred capital financing vehicles, limitations on debit card interchange income, payment of interest on commercial demand deposits, changes and increases to deposit insurance, higher minimum capital requirements and extended federal interstate branching powers.  The banking industry expects these changes to substantially increase the compliance burden and cost on the industry which could increase consolidation and mergers between banks to better manage these new compliance and capital demands through economies of scale.

During 2009, our application to receive TARP CPP capital from the U.S. Treasury was approved.  However, we declined participation due to concern such capital would be perceived by customers or prospects as a bailout due to negative perceptions by many of larger national banks receiving such funds.  PSB also retained the right to issue unsecured capital notes with FDIC guarantee under the TLGP program, but did not exercise this right or issue such unsecured notes.  Peoples is a participant in the TLGP Program within the Transaction Account Guarantee (“TAG”) Program of TLGP and continues participation in the Program through December 31, 2012 as required by Dodd-Frank.  Under this program, customers in noninterest bearing demand accounts are fully 100% guaranteed against loss by the FDIC.

Many of the Dodd-Frank provisions will not have an immediate impact on us as our existing trust preferred regulatory capital continues to be eligible as Tier 1 capital, and many of the provisions are specifically directed to much larger banking institutions.  However, limitations on large bank pricing of debit card interchange income is expected to indirectly impact revenue available from debit card usage, reducing or eliminating this area of fee income.  In addition, new Federal Reserve guidance effective during 2010 contained in Regulation E limits our ability to process transactions that would overdraft a customer’s account thereby reducing the level of overdraft fee income collected unless the customer had previously “opted in” to the overdraft program.  We expect our customers to incur fewer overdraft transactions in the future in response to the Regulation E changes.

In December 2010, the U.S. Treasury introduced a new small bank capital program known as the “Small Business Lending Fund” established by the Small Business Jobs Act with funding up to $30 billion in an effort to spur small business lending.  Under the program, only available to well performing banks less than $10 billion in assets such as us, banks may issue preferred stock to the U.S. Treasury with a variable dividend rate that could later be fixed as low as 1% depending on the level of small business lending growth during the first 10 quarters following issuance of the preferred stock.  The preferred stock dividend later resets to 9% on the 4 ½ year anniversary of the preferred stock issue until repaid.  We are evaluating whether such temporarily low cost capital could be used to spur lending and income growth and are investigating other costs and limitations associated with the government plan.

Most recently, the U. S. Treasury initiated discussion on methods to reform the U.S. Housing Finance Sector and the government sponsored enterprises, Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), and the Federal Home Loan Banks (FHLB).  Some Treasury proposals involve changes to minimum servicing fees paid to mortgage servicers such as PSB, and whether the United States government should continue to support or guarantee the credit risk associated with long-term fixed rate mortgages on behalf of mortgage investors.  We actively originate long-term fixed rate mortgages that are sold to and serviced for FNMA and the FHLB.  Depending on the scope and timing of future regulatory changes, including these regarding housing financing, it is likely these changes will affect the competitive environment in which we operate or increase our costs of regulatory compliance and, accordingly, may have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

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

We are subject to regulatory risk.

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies, and/or continuing to become subject to heightened regulatory practices, requirements, or expectations, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, increase required capital levels that could dilute existing shareholders, limit the types of financial services and products that we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to appropriately comply with laws, regulations, or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties, reputational damage, and have a material adverse effect on our business, financial condition, and results of operations.

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unknown losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management.  In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan loss allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses.  Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

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

During 2007 through 2009, certain credit markets experienced difficult conditions, extraordinary volatility, and rapidly widening credit spreads and, therefore, provided significantly reduced availability of liquidity for many borrowers.  Future uncertainties in these markets present significant challenges, particularly for the financial services industry.  As a financial services company, our operations and financial condition are affected by economic and market conditions.  For example, the need for funding by some large national banking organizations may increase certificate of deposit costs for participants in the brokered deposit market relative to other sources of funding such as Federal Home Loan Bank (“FHLB”) advances or repurchase agreements.  Because the brokered certificate market provides the Company with the largest pool of potential new funding, higher wholesale certificate of deposit costs has an adverse impact on our net interest margin.  During periods of market disruption, it is difficult to predict how long such economic conditions could exist, which of our products could ultimately be affected, and whether management’s actions will effectively mitigate these external factors.  Accordingly, such factors could materially and adversely impact our financial condition and results of operations.

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

The financial services industry continually undergoes rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Our largest competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption, or breach in security of these systems or unsuccessful conversion of such core system could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption, or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Unexpected liabilities resulting from current or future claims or contingencies may have a material adverse effect on our business, financial condition, and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business.  Our insurance may not cover all claims that may be asserted against us, regardless of merit or eventual outcome, and such claims may harm our reputation.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.  Should the ultimate judgments or settlements in any actual or threatened claims or litigation exceed our insurance coverage, they could have a material adverse effect on our business, operating results, and financial condition.

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

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on the Company’s reported financial results.  Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.  We, like all businesses, are subject to tax laws, rules, and regulations.  Changes to tax laws, rules, and regulations, including changes in the interpretation or implementation of tax laws, rules, and regulations by the Internal Revenue Service (the “IRS”) or other governmental bodies, could affect us in substantial and unpredictable ways.  The Federal government could also choose to assess excise or other income related taxes targeted at the banking industry in response to widespread financial disruptions or perceived industry abuses that impacted taxpayers as a whole.  Such changes could subject us to additional costs, among other things.  Failure to appropriately comply with tax laws, rules, and regulations could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Based on information filed with regulators by other banking organizations headquartered in Wisconsin with at least $100 million in total assets, the average age of our banking facilities is in line with other banks.  In addition, our average revenues and number of accounts per branch are similar to the state average, giving us adequate capacity for organic growth within existing markets reducing the need for significant further investment in existing facilities.

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

Market

PSB common stock bid and ask prices are quoted on the OTC Bulletin Board under the stock symbol “PSBQ.” There is no active established public trading market in our common stock and transactions in the stock are limited and sporadic.  Approximately 3% of average shares outstanding traded during 2010 compared to 6% of shares outstanding during 2009.

Through 2007, we maintained an informal annual share repurchase program of up to 1% of outstanding shares per year, in addition to periodic tender offers for stock or other announced buyback programs when deemed advantageous.  During 2008, traditional bank capital markets were severely disrupted due to an ongoing recessionary economy and decline in confidence in the nation’s banking system, which dramatically increased our cost and limited the availability of equity capital.  To preserve existing capital, we did not repurchase any shares of our common stock during the three years ended December 31, 2010.

Holders

As of December 31, 2010, there were approximately 842 holders of record of our common stock.  Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We have paid regular and increasing dividends since our inception in 1995.  We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors.  The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary.  When declared, dividends are paid to all stockholders, including employees holding shares of unvested restricted stock as described in Item 8, Note 18 of the Notes to Consolidated Financial Statements.  Payment of dividends by Peoples State Bank to PSB Holdings, Inc. is subject to various limitations under banking laws and regulations.  To maintain a risk adjusted total capital ratio above the 10% regulatory minimum, the maximum amount of dividends that could have been paid by Peoples State Bank at December 31, 2010, was approximately $17.5 million.  Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2010 Prices			2009 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$20.00	$15.05	$–	$17.75	$14.40	$–
2nd	$21.15	$18.25	$0.36	$23.00	$17.00	$0.35
3rd	$23.50	$19.00	$–	$22.40	$18.00	$–
4th	$23.25	$20.50	$0.36	$19.00	$15.05	$0.35

Prices detailed for the common stock represent the bid prices reported on the OTC Bulletin Board.  The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.	SELECTED FINANCIAL DATA.

Table 1:  Earnings Summary and Selected Financial Data (dollars in thousands, except per share data)

Consolidated summary of earnings:
Years ended December 31,	2010	2009	2008	2007	2006

Total interest income	$29,665	$29,407	$29,907	$31,557	$29,513
Total interest expense	10,566	12,456	15,500	17,422	15,741

Net interest income	19,099	16,951	14,407	14,135	13,772
Provision for loan losses	1,795	3,700	885	480	495

Net interest income after loan loss provision	17,304	13,251	13,522	13,655	13,277
Total noninterest income	5,363	5,576	3,184	3,700	3,294
Total noninterest expense	15,925	14,829	12,566	11,948	11,720

Net income before income taxes	6,742	3,998	4,140	5,407	4,851
Provision for income taxes	1,988	882	839	1,267	1,424

Net income	$4,754	$3,116	$3,301	$4,140	$3,427

Consolidated summary balance sheets:
As of December 31,	2010	2009	2008	2007	2006

Cash and cash equivalents	$40,331	$26,337	$13,172	$21,127	$25,542
Securities	108,379	106,185	102,930	97,214	80,009
Total loans receivable, net of allowance	431,801	437,633	424,635	387,130	369,749
Premises and equipment, net	10,464	10,283	10,929	11,082	11,469
Cash surrender value of life insurance	10,899	10,489	9,969	8,728	5,900
Other assets	19,219	15,927	8,851	8,904	9,171

Total assets	$621,093	$606,854	$570,486	$534,185	$501,840

Total deposits	$465,257	$458,731	$427,801	$402,006	$391,415
FHLB advances	57,434	58,159	65,000	57,000	60,000
Other borrowings	31,511	28,410	25,631	26,407	3,995
Senior subordinated notes	7,000	7,000	–	–	–
Junior subordinated debentures	7,732	7,732	7,732	7,732	7,732
Other liabilities	5,469	4,552	4,423	4,425	4,251
Stockholders’ equity	46,690	42,270	39,899	36,615	34,447

Total liabilities and stockholders’ equity	$621,093	$606,854	$570,486	$534,185	$501,840

Performance ratios:	2010	2009	2008	2007	2006

Basic earnings per share	$3.04	$2.00	$2.13	$2.65	$2.08
Diluted earnings per share	$3.04	$2.00	$2.13	$2.64	$2.07
Common dividends declared per share	$0.72	$0.70	$0.68	$0.66	$0.64
Dividend payout ratio	23.73%	35.17%	31.93%	24.78%	29.79%
Tangible net book value per share at year-end	$29.85	$27.11	$25.76	$23.70	$21.67
Average common shares outstanding	1,564,256	1,559,285	1,548,898	1,565,212	1,645,603

Return on average stockholders’ equity	10.59%	7.38%	8.63%	11.79%	9.84%
Return on average assets	0.79%	0.54%	0.61%	0.82%	0.68%
Net interest margin (tax adjusted)	3.51%	3.25%	2.98%	3.12%	3.05%
Net loan charge-offs to average loans	0.33%	0.37%	0.05%	0.03%	0.05%
Noninterest income to average assets	0.89%	0.96%	0.59%	0.73%	0.66%
Noninterest income to tax adjusted net interest margin	26.93%	31.31%	20.87%	24.84%	22.87%

Efficiency ratio (tax adjusted)	63.01%	63.42%	68.16%	64.25%	66.22%
Salaries and benefits expense to average assets	1.40%	1.28%	1.26%	1.37%	1.41%
Other expenses to average assets	1.23%	1.27%	1.05%	0.99%	0.93%
FTE employees at year-end	126	130	126	130	139
Non-performing loans to gross loans at year-end	2.60%	2.99%	2.64%	0.97%	1.14%
Allowance for loan losses to loans at year-end	1.81%	1.71%	1.28%	1.24%	1.20%
Average common equity to average assets	7.43%	7.27%	7.03%	6.94%	6.93%
Non-performing assets to common equity and allowance for loan losses at year-end	29.99%	34.23%	26.11%	10.73%	12.19%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition and results of our operations for each of the three years in the period ended December 31, 2010.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE LEVEL OVERVIEW

Results of Operations

Earnings reached a record high of $3.04 per share in 2010 (on net income of $4,754) compared to earnings of $2.00 per share in 2009 (on net income of $3,116).  During 2010, higher net interest margin increased tax equivalent net interest income $2,103, or 11.8%, while income also benefited from a $2,186, or 45%, decline in credit and foreclosure losses compared to 2009.  Net interest income increased primarily from maintenance of interest rate floors on adjustable rate loans while deposit costs continued to fall.  Offsetting this increase to income was decreased noninterest and fee income, down $213 during 2010, or 3.8%, primarily from 2009 recognition of a large gain on sale of securities.  Other expense increases were from increased salaries and employee benefits of $1,015, up 13.6%, and higher other operating expense (excluding foreclosure costs) of $362, or 5.8%.  Salaries and benefits expense increased primarily from an annual increase in base pay, fewer deferred loan origination costs, and increased year-end incentive and profit sharing expense based on net income levels achieved.

During 2011, we expect net interest income to remain similar to that seen during 2010, assuming low levels of organic asset growth.  The initial period of a rising interest rate environment is expected to reduce net interest margin and potentially net interest income as funding costs increase with rising rates but floating rate loan yields remain at their floors for a time.  During 2011, credit and foreclosure costs are expected to remain high, as we continue to work through existing problem loans and foreclosed assets in addition to expected higher levels of troubled debt restructured loans.  Due to higher long-term interest rates on residential mortgages causing a decline in mortgage refinance activity, and regulatory changes impacting overdraft and debit card interchange income, we expect noninterest income to decline in 2011 compared to 2010.

Earnings were $2.00 per share in 2009 (on net income of $3,116) compared to earnings of $2.13 per share in 2008 (on net income of $3,301).  However, both years experienced nonrecurring items related to sale of securities and disposal of premises and equipment.  Pro-forma net income before these special items was $2,859 in 2009 and $3,909 in 2008, a net income decline of 27% during 2009.  The 2009 decline was due to significantly higher provision for loan losses, loss on sale of foreclosed assets, and higher FDIC insurance expense.  Offsetting a portion of these increased expenses were increases in net interest income from higher net interest margin and record levels of mortgage banking income.  Each of these factors was influenced by falling market interest rates occurring during the national recession then in effect.

Liquidity

Total assets increased $14,239, or 2.3%, at December 31, 2010 compared to December 31, 2009.  The majority of the increase was in cash and cash equivalents, up $13,994, as core deposits increased $16,186, or 4.9%.  A decline in net loans receivable of $5,832, or 1.3%, primarily from lower commercial related loans was offset by increased investment securities and purchased bank certificates of deposit totaling $4,678, up 4.4%.  An increase in other borrowings and stockholders’ equity of $7,521 along with the increase in deposits previously mentioned contributed to a reduction in wholesale deposits and FHLB advances of $11,089 during 2010.  Brokered deposits, FHLB advances and wholesale repurchase agreements were $137,765 at December 31, 2010, down $18,089, or 11.6%, from $155,854 at December 31, 2009

The core deposit increase in 2010 was driven by a $9,989 increase in our Rewards Checking high yielding NOW account and a large $7,167 commercial money market account opened during 2010 by a related party.  In addition, 2010 funding levels were increased $8,585 at December 31, 2010 from a local commercial customer overnight repurchase agreement opened during 2010.  The large commercial account balances are seasonal and expected to fluctuate significantly during 2011.  Asset growth during 2011 is expected to be negatively impacted by a decline in these large deposit balances combined with projected low levels of organic loan and asset growth.

Our most significant sources of liquidity and wholesale funding include federal funds purchased from correspondent banks, FHLB advances, brokered certificates of deposit, and Federal Discount Window advances.  In addition to the federal funds sold position of $30,503, we have $211,101 of unused funding available at December 31, 2010, which is considered adequate to meet customer, operational, and growth needs during 2011.  Most of our wholesale funding sources require either pledging of assets, maintenance of well-capitalized regulatory status, or additional purchases of FHLB capital stock (or all of these items) to continue or expand participation in the funding program.  In particular, approximately $25 million of potential FHLB advance funding considered available at December 31, 2010 would require additional purchase of their capital stock, which pays a nominal dividend and for which no trading market exists.

Total assets increased $36,368, or 6.4% to $606,854 at December 31, 2009 compared to 2008.  The majority of the increase over 2008 included increased cash and cash equivalents and increased commercial real estate mortgage lending.  Local deposits increased $18,584, or 5.1% (primarily from increased Rewards Checking NOW balances and governmental deposits) while wholesale funding increased $8,284, or 5.3% during 2009 (primarily brokered deposits).  Another $7,000 in funding was received from issuance of 8% Senior Subordinated Notes to bolster our regulatory total capital position.

Capital Resources

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 14.27% at December 31, 2010 compared to 12.49% at December 31, 2009.  Current regulations require a minimum total risk adjusted capital ratio of 10.00% to be considered well-capitalized.  During 2010, total risk weighted assets declined from recognition of certain five or more family real estate mortgage loans as subject to 50% risk weighting, rather than the 100% risk weighting assigned in prior years.  In addition, we were relieved of a guarantee liability on customer debt to a correspondent bank during 2010 which further reduced risk weighted assets and increased the total risk adjusted capital ratio.  These changes, along with retained 2010 net income, increased total regulatory capital significantly higher than 2009.  On a book basis, total tangible common equity reflected on the December 31, 2010 Consolidated Balance Sheets was 7.52% compared to 6.97% at December 31, 2009.  In response to recent legislation, banking regulatory agencies are expected to announce higher minimum capital standards for banks to be considered well capitalized during 2011.

We issued $7,000 of 8% senior subordinated notes during 2009 which mature in 2019.  Approximately 23% of our total regulatory capital is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest.  Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed.  Due to relatively high cost of capital options, we do not expect to buyback significant treasury stock shares during 2011, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth and credit risk.  In addition, potential growth through merger and acquisition activities should be expected to drain excess capital levels and increase the likelihood of a new common or preferred stock capital raise, potentially diluting existing stockholders.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $260 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, up from $238 million at December 31, 2009.  Serviced mortgage loans continue to increase from customer refinance activity, a trend which began during 2009 when serviced loans increased $52 million, or 28%, and continued with serviced loans increasing $22 million , or 9.4% during 2010.  We do not expect to see such significant growth in serviced loans in future years.  Recent proposals by the U.S. Treasury concerning FNMA and the FHLB could reduce the amount of annual servicing income (currently .25% of serviced mortgage balances annually) paid to us to service future mortgages originated and sold to them.

We have provided a credit enhancement against FHLB loss on approximately 27% of the serviced principal, up to a maximum guarantee of $1.9 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $2.0 million on this loan pool of approximately $70 million.  No sold loans have received our credit enhancement guarantee of principal since October 2008 and we have no intentions of originating future loans with the guarantee.
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

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $98 million at December 31, 2010 compared to $88 million at December 31, 2009.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Our primary long-term contractual obligations are related to repayment of funding sources such as FHLB advances, long-term other borrowings, and customer time deposits, which make up 93% of our total long-term contractual obligations.  For all contractual obligations outstanding at December 31, 2010, 35% will require repayment or refinancing during 2011 although 92% of these 2011 obligations represent time deposits taken in the normal course of business.

RESULTS OF OPERATIONS

Earnings

Table 1 of Item 6 of this Annual Report on Form 10-K presents various financial performance ratios and measures for each of the five years in the period ended December 31, 2010.  A number of separate or nonrecurring factors impacted our earnings during the past several years.  Table 2 presents our net income for each of the five years in the period ended December 31, 2010, before certain tax-adjusted nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ended December 31,	2010	2009	2008	2007	2006

Net income before special items, net of tax	$4,770	$2,859	$3,909	$3,932	$3,494

Net gain (loss) on write-down and sale of securities, net of tax	(12)	316	(600)	–	(303)
Net gain (loss) on sale of premises and equipment, net of tax	(4)	(59)	(8)	8	236
Reduction to tax expense from favorable Tax Court decision	–	–	–	200	–

Net income	$4,754	$3,116	$3,301	$4,140	$3,427

Diluted earnings per share before special items	$3.05	$1.83	$2.52	$2.50	$2.11

Diluted earnings per share as reported	$3.04	$2.00	$2.13	$2.64	$2.07

2010 compared to 2009

Earnings reached a record high of $3.04 per share during 2010, an increase of 52% over 2009 earnings of $2.00 per share.  Increased earnings were led by higher net interest income of $2,148 (up 12.7% from increased net interest margin) and significantly lower credit and foreclosure costs, down $2,186 (45%) from 2009.  2010 earnings also benefited from continued high levels of mortgage banking refinance income, which although less than in 2009, continued at historically high levels.  Service fees increased $338, or 23.3% from changes to our customer courtesy overdraft program during 2010 which recognized increased customer overdraft activity.

These increases to income were offset by higher salaries and employee benefits, up $1,105 (13.6%) from several factors including an annual increase in base wages, lower deferral of direct loan origination expenses, and higher year-end incentive costs from meeting income growth goals.  Data processing costs increased $217, or 22.7%, due in part to conversion to a new service bureau data processing system and related training and implementation costs.  Because the initial data processing contract called for reduced fees during the initial implementation period, data processing fees are expected to increase significantly during 2011.

Return on average assets and average equity was .79% and 10.59%, respectively during the year ended December 31, 2010 compared to return on average assets and average equity of .54% and 7.38%, respectively, during the year ended December 31, 2009.

During 2011, we expect net margin to decline slightly compared to levels seen during 2010 combined with low organic earning asset growth for similar levels of net interest income compared to 2010.  Rising interest rates are expected to pressure net interest margin and income as “in the money” interest rate floors begin to lose value while funding costs rise.  Credit and foreclosure costs are expected to remain high with amounts at least as high as those seen during 2010.  2011 mortgage banking income is expected to decline 30%  to 35% ($500) compared to the amounts seen during 2010 as long-term mortgage rates rise over historically low levels seen during the past year with the majority of borrowers already having refinanced their long-term fixed rate residential mortgages.  Lastly, expected regulatory limitations on bank debit card interchange income are expected to reduce noninterest income.  Taken together, we expect 2011 noninterest income to be lower than seen during 2010.

2009 compared to 2008

Earnings were $2.00 per share during 2009 on net income of $3,116 which declined 6% from 2008 earnings of $2.13 per share on net income of 3,301.  However, earnings per share before special or nonrecurring items were $1.83 in 2009 on pro-forma net income of $2,859 compared to $2.52 in 2008 on pro-forma net income of $3,909, a decline of $1,050, or 27%.  The net decline in 2009 was due primarily to significantly greater credit related costs including combined provision for loan losses and loss on foreclosed assets expense of $4,830 during 2009 compared to $891 in 2008, an increase of over 500%.  These increased credit costs reduced 2009 net income by approximately $2,387 after income tax benefits compared to 2008.  During 2009, the ongoing national economic recession that began during 2008 reduced borrower ability to repay loans due to us, increasing current net charge offs during 2009 as well as our estimate of future charge offs from existing economic factors.  The majority of the loss on foreclosed assets was a $1,004 loss on a large land development foreclosure taken to auction during 2009.

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

Offsetting these increased expenses, tax adjusted net interest income and mortgage banking income increased $3,365 during 2009 compared to 2008 due to falling market interest rates caused by the economic recession.  The low interest rate environment prompted customers to refinance residential mortgages with us which we subsequently sold on the secondary market.  We also increased net interest income as very low short-term interest rates were used to fund moderately longer dated and higher yielding loans and securities including adjustable rate loans with interest rate floors.  These factors increased 2009 net income by approximately $2,039 after tax expense.

Return on average assets and average equity was .54% and 7.38%, respectively during the year ended December 31, 2009 compared to return on average assets and average equity of .61% and 8.63%, respectively, during the year ended December 31, 2008.  Excluding the 2008 FNMA preferred stock write-down, return on average assets would have been .72% during 2008 and return on average equity would have been 10.20%.

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

Balance Sheet Changes and Analysis

Summary balance sheets at December 31 for each of the five years in the period ended December 31, 2010 are presented in Table 1 of Item 6 to this Annual Report on Form 10-K.  Total assets increased $14,239, or 2.3%, during the year ended December 31, 2010, after increasing $36,368 (6.4%) during the year ended December 31, 2009 and increasing $36,301 (6.8%) during the year ended December 31, 2008.  The asset growth rate declined during 2010 compared to prior years from lower new customer credit originations resulting in a net decline in loans receivable totaling $5,832, or 1.3% (primarily commercial real estate loans).  Presented in Table 3 below is a summary balance sheet for the five years ended December 31, 2010 as a percentage of total assets.

Table 3:  Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2010	2009	2008	2007	2006

Cash and cash equivalents	6.5%	4.3%	2.3%	4.0%	5.1%
Securities	17.4%	17.5%	18.0%	18.2%	15.9%
Total loans receivable, net of allowance	69.5%	72.1%	74.4%	72.5%	73.7%
Premises and equipment, net	1.7%	1.7%	1.9%	2.1%	2.3%
Bank owned life insurance	1.8%	1.7%	1.7%	1.6%	1.2%
Other assets	3.1%	2.7%	1.7%	1.6%	1.8%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	75.0%	75.5%	75.0%	75.3%	78.0%
FHLB advances	9.2%	9.6%	11.4%	10.7%	12.0%
Other borrowings	5.1%	4.6%	4.5%	4.9%	0.8%
Senior subordinated notes	1.1%	1.2%	0.0%	0.0%	0.0%
Junior subordinated debentures	1.2%	1.3%	1.4%	1.4%	1.5%
Other liabilities	0.9%	0.8%	0.7%	0.8%	0.8%
Stockholders’ equity	7.5%	7.0%	7.0%	6.9%	6.9%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

2010 compared to 2009

Total assets were $621,093 at December 31, 2010 compared to $606,854 at December 31, 2009, an increase of $14,239, or 2.3%.  The majority of the increase was reflected in increased cash and cash equivalents, up $13,994, or 53% during 2010.  Commercial related loans declined $9,128 (2.7%) as locally owned small and medium sized business credit demand declined and we continued to work out of existing problem credits.  Offsetting the decline in loan balances were increased investment securities and purchased certificates of deposit, which increased $4,678, or 4.4%, and an increase in residential mortgage lending, up $4,506, or 4.4%.

Core deposits increased $16,186, or 4.9% during 2010, although increases in interest bearing demand and money market deposits of $25,512 (13.6%) offset a $7,819 decline (7.0%) in local certificates of deposit.  The combination of low customer loan demand and unusually high local competitor certificate of deposit pricing lessoned our demand for local certificate of deposit funding and contributed to the decline in balances.  At December 31, 2010, money market funding included $7,167 from a new account relationship obtained during the year from a related party.  In addition to the increase in local deposits, overnight repurchase agreement funding from local customers (reflected as other borrowings) increased $10,101, or 128%, during 2010 from acquisition of a new account relationship totaling $8,585 at December 31, 2010.  These two large commercial relationships totaling $15,752 at December 31, 2010 are seasonal and expected to decline during 2011.

Increased local deposits were used to repay wholesale deposits and FHLB advances during 2010, which declined $11,089, or 8.2%.  All wholesale funding, including brokered deposits, FHLB advances, and wholesale other borrowings declined $18,089, or 11.6%, to $137,765 during 2010 compared to $155,854 at December 31, 2009 and $150,349 at December 31, 2008.  Wholesale funding to total assets was 22.2% and 25.7% at December 31, 2010, and 2009, respectively.

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

Core deposits provided much of the funding for 2009 asset growth and increased $29,916 (up 10.0%).  This increase was partially offset by a decline in local jumbo certificates of deposit greater than $100 of $11,332 (down 18.0%).  Taken together, local deposits increased $18,584, or 5.1% during 2009.  The decline in local large certificates was driven by very low wholesale brokered certificate interest rates with such certificates and other wholesale deposits increasing $12,346 (up 19.0%).  A new capital issue of 8% Senior Subordinated Notes raised $7,000 of funding while maturing FHLB advances were paid down by $6,841 (down 10.5%).  All wholesale funding, including brokered deposits, FHLB advances, and wholesale other borrowings grew $5,505, or 3.7%, to $155,854 during 2009 compared to $150,349 at December 31, 2008.  Wholesale funding to total assets was 25.7% and 26.4% at December 31, 2009, and 2008, respectively.

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

Table 4 presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2010.  In general, net interest income earned on loans and savings and demand deposits is greater than that earned on securities and time deposits.  Therefore, a balance sheet that contains a growing allocation of loans funded by a growing allocation of savings and demand deposits would normally provide greater net interest income than a growing allocation of securities funded by a growing allocation of time deposits.

Table 4:  Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ending December 31,	2010	2009	2008

Loans	78.0%	79.5%	79.1%
Taxable securities	12.9%	12.1%	12.6%
Tax-exempt securities	6.0%	6.8%	6.9%
FHLB stock	0.6%	0.6%	0.6%
Other	2.5%	1.0%	0.8%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	24.2%	22.0%	19.8%
Money market deposits	19.1%	15.7%	15.8%
Time deposits	36.9%	41.7%	43.3%
FHLB advances	11.6%	12.7%	13.8%
Other borrowings	5.3%	5.4%	5.6%
Senior subordinated notes	1.4%	0.9%	0.0%
Junior subordinated debentures	1.5%	1.6%	1.7%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Tables 5, 6, and 7 present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years in the period ended December 31, 2010.

Table 5:  Average Balances and Interest Rates

	2010			2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$443,293	$25,579	5.77%	$435,264	$25,052	5.76%	$405,428	$25,233	6.22%
Taxable securities	73,414	2,946	4.01%	66,211	3,117	4.71%	64,309	3,341	5.20%
Tax-exempt securities(2)	34,344	1,917	5.58%	36,995	2,083	5.63%	35,509	2,070	5.83%
FHLB stock	3,250	–	0.00%	3,250	–	0.00%	3,182	–	0.00%
Other	13,666	35	0.26%	5,754	12	0.21%	3,925	109	2.78%

Total(2)	567,967	30,477	5.37%	547,474	30,264	5.53%	512,353	30,753	6.00%

Non-interest-earning assets:
Cash and due from banks	9,600			11,239			10,344
Premises and equipment, net	10,460			10,486			11,105
Cash surrender value life insurance	10,682			10,204			9,368
Other assets	13,305			7,668			5,913
Allowance for loan losses	(7,857)			(6,325)			(5,088)

Total	$604,157			$580,746			$543,995

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$120,556	$1,310	1.09%	$105,325	$1,406	1.33%	$89,191	$1,856	2.08%
Money market deposits	95,329	1,083	1.14%	75,039	987	1.32%	71,382	1,576	2.21%
Time deposits	184,487	4,581	2.48%	199,864	6,308	3.16%	194,958	8,170	4.19%
FHLB borrowings	57,725	1,864	3.23%	60,852	2,227	3.66%	62,396	2,541	4.07%
Other borrowings	26,256	741	2.82%	26,131	733	2.81%	25,023	903	3.61%
Senior subordinated notes	7,000	567	8.10%	4,213	341	8.09%	–	–	0.00%
Junior subordinated debentures	7,732	420	5.43%	7,732	454	5.87%	7,732	454	5.87%

Total	499,085	10,566	2.12%	479,156	12,456	2.60%	450,682	15,500	3.44%

Non-interest-bearing liabilities:
Demand deposits	55,848			54,738			50,633
Other liabilities	4,340			4,652			4,440
Stockholders’ equity	44,884			42,200			38,240

Total	$604,157			$580,746			$543,995

Net interest income		$19,911			$17,808			$15,253
Rate spread			3.25%			2.93%			2.56%
Net yield on interest-earning assets			3.51%			3.25%			2.98%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Loan fees are included in total interest income as follows:  2010 - $678, 2009 - $678, 2008 - $394.

Table 6:  Interest Income and Expense Volume and Rate Analysis

	2010 compared to 2009 increase (decrease) due to (1)			2009 compared to 2008 increase (decrease) due to (1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$463	$64	$527	$1,719	$(1,900)	$(181)
Taxable securities	289	(460)	(171)	90	(314)	(224)
Tax-exempt securities(2)	(148)	(18)	(166)	84	(71)	13
FHLB stock	–	–	–	–	–	–
Other interest income	21	2	23	4	(101)	(97)

Total	625	(412)	213	1,897	(2,386)	(489)

Interest paid on:
Savings and demand deposits	166	(262)	(96)	215	(665)	(450)
Money market deposits	231	(135)	96	48	(637)	(589)
Time deposits	(381)	(1,346)	(1,727)	155	(2,017)	(1,862)
FHLB borrowings	(101)	(262)	(363)	(57)	(257)	(314)
Other borrowings	4	4	8	31	(201)	(170)
Senior subordinated notes	226	–	226	341	–	341
Junior subordinated debentures	–	(34)	(34)	–	–	–

Total	145	(2,035)	(1,890)	733	(3,777)	(3,044)

Net interest earnings	$480	$1,623	$2,103	$1,164	$1,391	$2,555
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 7:  Yield on Earning Assets

Year ended December 31,	2010		2009		2008
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	5.37%	-0.16%	5.53%	-0.47%	6.00%	-0.78%

Effective rate on all liabilities as a percent of earning assets	1.86%	-0.42%	2.28%	-0.74%	3.02%	-0.64%

Net yield on earning assets	3.51%	0.26%	3.25%	0.27%	2.98%	-0.14%

2010 compared to 2009

Cost of funding continued to decline much faster than loan yields during 2010 as loan yields were supported by placement of interest rate floors on floating rate loans.  Tax adjusted net interest income increased 11.8% during 2010 with net interest margin increasing to 3.51% from 3.25% in 2009.  The coupon rate on approximately 23% of gross loans at December 31, 2010 was supported by an average interest rate floor approximately 150 basis points greater than the normal adjustable rate.

Impacts during and following the close of a national recession and government actions to support the economy, including actions by the Federal Reserve, reduced funding costs while loan yields declined more slowly as credit spreads remained high for borrower risk across the banking industry.  During 2010, loan yields were stable at 5.77% compared to 5.76% during 2009, while the cost of deposits (including noninterest bearing deposits) declined .47% to 1.53% from 2.00% during 2009.  This .48% improvement in loan yields compared to deposit costs drove net interest margin to increase from 3.25% to 3.51% during 2010, an increase of .26%.  Tempering the increase in loan to deposit spreads was a decline in yields on securities and other earnings assets of .71% to 3.93% while non-deposit liability funding (including Senior Subordinated Note and junior subordinated debenture funding) declined just .16% to 3.64%.  Average nonaccrual loans totaled $10,506 during 2010 compared to $12,190 during 2009.  Based on the average loan yield during 2010, the decrease in nonaccrual loans increased net interest margin by approximately 2 basis points during 2010 compared to 2009.  For the year,  cumulative average nonaccrual loans reduced net interest margin by approximately 11 basis points.

Average earning assets grew $20,493, or 3.7% during 2010, driven by an increase in overnight interest bearing funds of $7,912, or (138%) and an increase in average loans of $8,029, or 1.8%.  Average interest bearing liabilities increased $19,929, or 4.2% during 2010.  The primary source of increased average local funding was in our Rewards Checking product, which increased $11,651, or 36.9% during 2010 after growing $14,815, or 88.2% during 2009.

Tax adjusted net interest income increased $2,103, or 11.8% to $19,911 during 2010 compared to $17,808 in 2009.  An increase in average earning assets (changes in volume) contributed $480 of the increase in net interest income while changes in rate from an increase in net interest margin contributed $1,623 of the increase.

As short term interest rates reached historically low levels during 2010, yields on adjustable rate loans tied to the prime and 30 day LIBOR rates had the potential to reprice to rates less than 3.00%.  To avoid the negative impacts to net interest margin and to appropriately price for credit risk in the current market, we had begun to systematically insert interest rate floors on commercial related adjustable rate loans and residential mortgage home equity lines of credit upon renewal during 2009 and continued this practice during 2010.  At December 31, 2010, approximately 94% of our $111 million in adjustable rate loans carried a contractual interest rate floor and of those loans with floors, approximately 98% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  The weighted average amount in which actual loan yields were supported by the “in the money” loan rate floor was approximately 150 basis points on $102 million of adjustable rate loans at December 31, 2010.  The annualized increase to net interest income and net interest margin was approximately $1,537 and .27%, respectively based on these existing loan floors and average total earning assets for the year ended December 31, 2010 if interest rates were assumed to remain the same.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until such loans’ adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Because a future increase in short-term funding rates could cause a mismatch between floating rate loan yields and short-term funding costs due to existing interest rate floors, such positions are modeled and reviewed as part of our asset-liability management strategy each quarter.  Current interest rate simulations based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 12 month period could reduce net interest income by 4.9% to 5.0% ($580 to $587 after tax impacts) per year during the first two years of the rate increase.  We seek to minimize this interest rate risk exposure in part by extending the average fixed rate period of wholesale funding, which is approximately 22% of total assets.

During 2011, we expect net interest margin to decline slightly from that seen during 2010 as deposit rates stabilize and we consider the prospect of rising short-term interest rates (lowering the current benefit to net interest income from loan rate floors) later in the year.  In addition, yield on securities is expected to trend significantly lower which impacts approximately 19% of total average earning assets.  The most likely scenario in a 2011 rising rate environment is for quarterly net interest margin to decline as the year progresses.  Higher net interest margin during periods of low loan growth has been an important driver of increased net income.  Even if market rates remain the same during 2011, a decline in net margin without offsetting loan growth would decrease net income.

2009 compared to 2008

Cost of funding declined much faster than loan yields during 2009 in part due to systematic insertion of loan interest rate floors upon renewal during the year.  Tax adjusted net interest income increased nearly 17% during 2009 with net interest margin increasing to 3.25% from 2.98% in 2008.  The coupon rate on approximately 24% of gross loans at December 31, 2009 was supported by an average interest rate floor 150 basis points greater than the normal adjustable rate.

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

As short term interest rates continued to fall during 2009, yields on adjustable rate loans tied to the prime and 30 day LIBOR rates had the potential to reprice at very low yields.  To avoid the negative impacts to net interest margin and to appropriately price for credit risk in the current market, we began to systematically insert interest rate floors on commercial related adjustable rate loans and residential mortgage home equity lines of credit upon renewal.  At December 31, 2009, approximately 85% of our $129 million in adjustable rate loans carried a contractual interest rate floor and of those loans with floors, approximately 97% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  The weighted average amount in which actual loan yields were supported by the “in the money” loan rate floor was approximately 150 basis points on $106 million of adjustable rate loans at December 31, 2009.  The annualized increase to net interest income and net interest margin was approximately $1,588 and .28%, respectively based on these existing loan floors and total average earning assets for the year ended December 31, 2009 if interest rates were assumed to remain the same.

Net interest income during 2009 benefited from incremental investment income from a leveraged security purchase completed late in 2007.  In the transaction, we purchased approximately $15,000 in mortgage backed securities funded by $13,500 of a mix of floating rate and fixed rate structured repurchase agreement funding.  The initial spread on the transaction was 1.39% at closing.  During 2009, an increase in credit spreads on mortgage related products combined with falling short-term rates worked together to increase the transaction spread to an average of 2.97% during 2009 compared to an average spread of 2.24% during 2008.  This transaction added approximately $99 in additional net interest income during 2009 compared to 2008 and approximately $401 of total gross leveraged investment net interest income during 2009.  Details on the structure of the related purchase agreements can be found in Item 8, Note 10 of the Notes to Consolidated Financial Statements.  The funding source for this leverage security transaction reset from a short-term floating rate to a long-term fixed rate late in 2009, reducing the current transaction spread to less than 1.00%.  The decline in transaction spread reduced 2010 net interest income from this arrangement by approximately $266 compared to 2009.

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

Net interest income during 2008 benefited from incremental investment income from a leveraged security purchase completed late in 2007 discussed previously.  The initial spread on the transaction was 1.39% at closing.  However, during 2008, an increase in credit spreads on mortgage related products combined with falling short-term rates worked together to increase the transaction spread to an average of 2.24% during 2008.  This transaction added approximately $270 in additional net interest income during 2008 compared to 2007.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities.  Market risk is the risk of loss from adverse changes in market prices and rates.  We actively monitor and manage our interest-rate risk exposure.  The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified.  Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 22 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  Table 8 represents our earnings sensitivity to changes in interest rates at December 31, 2010.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

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

Table 8 reflects a liability sensitive (“negative”) gap position during the next year, with a cumulative one-year gap ratio as of December 31, 2010 of 93.0% compared to a negative gap of 87.6% at December 31, 2009.  In general, a current negative gap would be unfavorable in a rising interest rate environment but favorable in a falling rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in changes to net interest income from changing interest rates different than expected from review of the gap table.

Table 8:  Interest Rate Sensitivity Analysis

	December 31, 2010
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Beyond. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$152,634	$42,735	$44,718	$94,580	$77,244	$28,286	$440,197
Securities	5,676	4,821	7,743	15,308	30,397	44,434	108,379
FHLB stock						3,250	3,250
CSV bank-owned life insurance						10,899	10,899
Other earning assets	30,730			500	1,984		33,214

Total	$189,040	$47,556	$52,461	$110,388	$109,625	$86,869	$595,939
Cumulative rate sensitive assets	$189,040	$236,596	$289,057	$399,445	$509,070	$595,939

Interest-bearing liabilities
Interest-bearing deposits	$164,768	$20,879	$99,873	$36,679	$50,229	$34,897	$407,325
FHLB advances	1,333	977	5,000	10,000	39,124	1,000	57,434
Other borrowings	18,011				8,000	5,500	31,511
Senior subordinated notes						7,000	7,000
Junior subordinated debentures						7,732	7,732

Total	$184,112	$21,856	$104,873	$46,679	$97,353	$56,129	$551,002
Cumulative interest sensitive liabilities	$184,112	$205,968	$310,841	$357,520	$454,873	$511,002

Interest sensitivity gap for
the individual period	$4,928	$25,700	$(52,412)	$63,709	$12,272	$30,740
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	102.7%	217.6%	50.0%	236.5%	112.6%	154.8%

Cumulative interest sensitivity gap	$4,928	$30,628	$(21,784)	$41,925	$54,197	$84,937
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	102.7%	114.9%	93.0%	111.7%	111.9%	116.6%

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

Table 9: Net Interest Margin Rate Simulation Impacts

As of December 31:	2010	2009	2008

Cumulative 1 year gap ratio
Base	93%	88%	93%
Up 200	89%	84%	87%
Down 100	95%	92%	97%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.5%	-3.3%	-2.6%
Down 100 during the year	-1.0%	-1.1%	-0.4%

Change in Net Interest Income – Year 2
No rate change (base case)	-2.4%	0.1%	2.4%
Following up 200 in year 1	-2.6%	-2.0%	-2.1%
Following down 100 in year 1	-7.5%	-5.9%	0.1%

Note:
Simulations after December 2007 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and capital.  Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 76.7% at December 31, 2010 compared to 81.6% and 75.6% at December 31, 2009 and 2008, respectively.

The increase in the core funding utilization ratio at December 31, 2009 compared to 2008 in the up 200 basis point scenario was due to projected extension in principal payments on residential mortgage loans held in the loan portfolio as well as residential mortgage related securities held in the investment securities portfolio.  At December 31, 2009, in the up 200 basis point scenario, securities and loan principal to reprice in 5 years or longer increased approximately $16,635, or 25%.  Over 80% of this change was due to changes related to residential mortgage loans or related securities.  Although above the internal target of 80%, this level was considered manageable and monitored quarterly.

At December 31, 2010, internal interest rate simulations that maintained the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even with more extreme interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during 2011, net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% to 5.0% of the base simulation’s net interest income.  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

During the next two years, interest rates could rise to levels significantly greater than today and exhibit a flattening interest yield curve.  To minimize such interest rate risk, we extend the average fixed term of our wholesale funding portfolio of brokered certificates and FHLB advances.  Extending such funding may decrease net interest income in the current environment (since funding with short-term interest rate costs would be less expensive), but does provide protection against rising interest rates in future years.  We anticipate the average fixed term of the wholesale funding portfolio to continue to exceed approximately 30 months during 2011 as it did during 2010.  Wholesale funding was 22.2% of total assets at December 31, 2010.

During 2010, our junior subordinated debentures issued during 2005 reset to a floating rate scheduled to change quarterly with a spread over the 90 day LIBOR rate.  At that time, we entered into an interest rate swap maturing in September 2017 to convert those floating rate payments to a fixed rate of 4.42%, down from the prior fixed rate of 5.82%.  The decrease in fixed interest rate is expected to reduce interest expense on the junior subordinated debentures by $105 per year.

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income.  During 2009 and 2008, all securities were classified as available for sale and reported at fair value.  Unrealized gains and losses were excluded from earnings, but reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.  However, during 2010, the municipal security portfolio and nonrated trust preferred securities and senior subordinated notes with fair value totaling $54,130 (including unrealized gain of $2,552) were transferred from securities available for sale to securities available for maturity.  These securities were transferred to better reflect our intent and practice to hold these long-term securities until maturity and to minimize potential volatility to stockholders’ equity from future changes in unrealized gains and losses in a rising interest rate environment.  As securities held to maturity, changes in unrealized gains and losses after the transfer date but prior to maturity are not reflected in stockholders’ equity and these securities are recorded at amortized cost.  The unrealized gain of $2,552 on the security transfer date will be amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities.  Table 10 presents the fair value of securities held by us at December 31, 2010, 2009, and 2008.

Table 10:  Investment Securities Distribution – At Fair Value

	As of December 31
	2010		2009		2008
Securities available for sale:	Fair Value	% of Portfolio	Fair Value	% of Portfolio	Fair Value	% of Portfolio

U.S. Treasury securities and obligations
of U.S. government agencies	$1,041	0.97%	$10,227	9.63%	$12,507	12.15%

Obligations of states and political subdivisions	–	0.00%	47,178	44.44%	37,264	36.20%

U.S. agency residential mortgage backed securities	17,690	16.54%	23,868	22.48%	37,117	36.06%

U.S. agency residential collateralized mortgage obligations	35,511	33.21%	22,346	21.04%	13,744	13.35%

Privately issued residential collateralized mortgage obligations	980	0.92%	936	0.88%	596	0.58%

Nonrated trust preferred securities	–	0.00%	1,562	1.47%	1,623	1.58%

Other equity securities	51	0.05%	68	0.06%	79	0.08%

Total securities available for sale	55,273	51.69%	106,185	100.00%	102,930	100.00%

Securities held to maturity:

Obligations of states and political subdivisions	49,806	46.58%	–	0.00%	–	0.00%

Nonrated trust preferred securities	1,456	1.36%	–	0.00%	–	0.00%

Nonrated senior subordinated notes	400	0.37%	–	0.00%	–	0.00%

Total securities held to maturity	51,662	48.31%	–	0.00%	–	0.00%

Total investment securities	$106,935	100.00%	$106,185	100.00%	$102,930	100.00%

At December 31, 2010 and 2009, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate carrying value (fair value) of $60,111, and $51,189, at December 31, 2010 and 2009, respectively, were pledged primarily to secure public deposits, customer overnight repurchase agreements (classified as other borrowings), and for other purposes required by law, representing approximately 57% and 49% of securities eligible for pledging at December 31, 2010 and 2009, respectively.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to Peoples State Bank.  This stock has a purchase cost and par value of $100 per share.  We held $3,250 of FHLB Chicago stock at December 31, 2010 and 2009.  The current capital stock level supports FHLB total advances of $65,000.  The stock is recorded at cost which approximates market value.  Transfer of the stock is substantially restricted.  The FHLB may pay dividends in both cash and additional shares of stock.  No dividends were paid during 2010 or 2009.  The FHLB of Chicago currently operates under a capital management plan required by their regulatory oversight body, the Federal Housing Finance Agency.  The capital plan prevents the FHLB from repurchasing capital shares from members or from paying dividends unless certain earning and capital minimums are met.  During February 2011, the FHLB of Chicago declared an annualized cash dividend on their capital stock equal to .10% of par value.  We cannot predict if the quarterly cash dividend will continue or when it may be increased.  Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with no other than temporary impairment write-down deemed necessary at December 31, 2010.

Table 11 categorizes securities by scheduled maturity date as of December 31, 2010 and does not take into account the existence of optional calls held by the security issuer.  Therefore, actual funds flow from maturing securities may be different than presented below.  Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security.  Yields by security type and maturity are based on amortized security cost.

Table 11:  Investment Securities Maturities and Rates

	Within one year		After one but within five years		After five but within ten years		After ten years
As of December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:

U. S. Treasury securities and obligations
of U.S. government agencies	$505	5.03%	$536	4.26%

U.S. agency residential mortgage backed securities	9	4.81%	17,681	5.03%

U.S. agency residential collateralized
mortgage obligations	1,348	3.42%	34,163	3.07%

Privately issued residential
collateralized mortgage obligations	361	3.42%	619	4.75%

Other equity securities	51	6.55%

Totals	$2,274	3.86%	$52,999	3.73%	–	0.00%	–	0.00%

Securities held to maturity:

Obligations of states and political subdivisions(1)	$3,633	1.99%	$13,650	2.47%	$27,347	3.88%	$6,604	4.35%

Non-rated trust preferred securities							1,468	6.76%

Non-rated senior subordinated notes					404	8.00%

Totals	$3,633	1.99%	$13,650	2.47%	$27,751	3.94%	$8,072	4.79%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

2010 compared to 2009

During 2010, fair value of investments in obligations of states and political subdivisions as shown in Table 10 increased $2,628, or 5.6% while agency mortgage related securities increased $6,987, or 15.1%, and agency debentures declined $9,186, or 90%.  Agency debentures matured during a period of very low reinvestment rates for similar securities so funds were invested in U.S. Agency collateralized mortgage obligations (“CMOs”).  Upon purchase, the CMOs carried average principal lives generally ranging from 3 to 5 years with well defined repayment cash flows.  Since residential mortgage backed investment pools carried greater risk of repayment extension in a rising rate environment, pay downs received on the pools were also reinvested into CMOs.

During 2010, we continued purchase of Qualified School Construction Bonds started in 2009 and held $4,995 and $3,872 of such bonds at December 31, 2010 and 2009, respectively.  These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset our federal taxable income.  At December 31, 2010, this portfolio carried a tax adjusted yield of 4.98% and an average stated maturity of approximately 6.6 years and were considered a general obligation of the issuing local government authority.  Virtually all of our municipal investment holdings are considered general obligations of the local taxing authority.  Approximately 79% of all municipal obligations in the portfolio were from issuers in Wisconsin.

The privately issued residential mortgage obligations held of $980 as shown in Table 10 are rated AAA and represent fully amortizing mortgage loan pools originated during 2004 or prior years which are considered to carry very low risk of loss.  These whole loan pools include loans which could be classified as conforming loans with FNMA or FHLMC except that loan principal was greater than the jumbo loan limit of these agencies at the time the loans were originated.  Principal repayment of these securities is not guaranteed against loss by any government agency but is wholly dependent on borrower repayments and strength of the home values in the collateral pool.

The non-rated trust preferred securities were issued by three banks headquartered in Wisconsin with management teams known to us including Johnson Financial Group, Inc., River Valley Bancorporation, Inc., and Northern Bankshares, Inc.  The non-rated senior subordinated notes were issued by McFarland State Bank, a subsidiary of Northern Bankshares, Inc.  We regularly review the financial performance of these banks which included a significant net loss at Johnson Financial Group, Inc. during 2010 after a nominal net income during 2009.  However, all of the banks operate with strong franchises and carry other factors such as majority family ownership which supports our senior capital position in these securities.

The fair value of the investment portfolio as a percentage of book value based on original amortized cost trended higher for most of 2010 as falling market reinvestment rates improved the value of fixed rate securities already held in our portfolio.  However, transfer of the municipal security portfolio during 2010 from securities available for sale to securities held to maturity increased the amortized cost basis to the fair value of the securities at the time of transfer.  Following the transfer, longer-term interest rates increased, which caused fair value of fixed rate municipal securities to fall below their new book value.  At December 31, 2010, fair value was 100.3% of amortized cost compared to 102.8% of amortized cost at December 31, 2009.  Fair value of municipal securities at the transfer date is reflected in stockholders’ equity as comprehensive income and will be amortized against the new cost basis over the remaining life of the securities.  Refer to Note 3 of the Notes to Consolidated Financial States for additional information.  The net unrealized gain on securities transferred to securities held to maturity and recorded as a component of stockholders’ equity was $1,471, net of taxes of $929 at December 31, 2010.  The net unrealized gain on securities available for sale, recorded as a component of stockholders’ equity, was $1,071, net of deferred taxes of $669 at December 31, 2010.  Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations.  We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to our interest rate risk and return profile.  Periods of rising interest rates would likely decrease the unrealized fair value of fixed rate securities in our portfolio.

Because we anticipate short-term interest rates could be higher in 2011 we expect to reinvest maturing securities cash flow into securities with average lives generally between 3 to 4 years and to minimize growth in our municipal securities portfolio whose securities have fixed terms generally from 10 to 11 years.  These actions are designed to reduce our interest rate and market risks inherent in the Consolidated Balance Sheets.  In addition, agency securities are considered to be a higher quality collateral asset for pledging purposes than municipal securities, which increases contingency liquidity sources.

2009 compared to 2008

During 2009, investments in obligations of states and political subdivisions increased $9,914, or 27% while agency mortgage related securities declined $4,647, or 9% from scheduled and prepayments of loan pool principal and agency senior debentures decreased $2,280, or 18%.  We increased our investment allocation to municipal securities due to significantly higher yields and expectations of continued taxable income to maximize the benefit of tax-exempt securities.  During 2009, we also began to purchase Qualified School Construction Bonds and held $3,872 of such bonds at December 31, 2009.  These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset our federal taxable income.  At December 31, 2009, this portfolio carried a tax adjusted yield of 6.08% and an average stated maturity of approximately 8 years and were considered a general obligation of the issuing local government authority.  Virtually all of our municipal investment holdings are considered general obligations of the local taxing authority.  Approximately 82% of all municipal obligations in the portfolio at December 31, 2009 were from issuers in Wisconsin.

The fair value of the investment portfolio as a percentage of book value improved during 2009 as falling market reinvestment rates increased the value of fixed rate securities already held in our portfolio.  At December 31, 2009, fair value was 102.8% of amortized cost compared to 102.3% of amortized cost at December 31, 2008.  The net unrealized gain on securities available for sale, recorded as a separate component of stockholders’ equity, was $1,776, net of deferred taxes of $1,154 at December 31, 2009 compared to an unrealized gains of $1,450, net of deferred taxes of $829 at December 31, 2008.

Loans Receivable

Total loans as presented in Table 12 include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.

Table 12:  Loan Composition

	2010		2009		2008		2007		2006
As of December 31,	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial,
industrial, municipal,
and agricultural	$129,063	29.00%	$132,542	29.53%	$131,539	30.10%	$109,639	27.06%	$100,980	26.31%

Commercial real
estate mortgage	180,937	40.65%	178,071	39.67%	154,726	35.40%	135,370	33.41%	133,256	34.72%

Construction and
development
(commercial and
residential)	35,310	7.93%	43,246	9.63%	56,789	13.00%	64,147	15.83%	51,441	13.40%

Residential real
estate mortgage	71,675	16.10%	66,879	14.90%	68,209	15.61%	74,351	18.35%	79,885	20.81%

Residential real
estate mortgage
held for sale	436	0.10%	–	0.00%	245	0.06%	365	0.09%	1,001	0.26%

Residential real
estate home equity	23,774	5.34%	23,769	5.30%	20,923	4.79%	16,988	4.19%	12,603	3.28%

Consumer and
individual	3,929	0.88%	4,355	0.97%	4,559	1.04%	4,325	1.07%	4,676	1.22%

Totals	$445,124	100.00%	$448,862	100.00%	$436,990	100.00%	$405,185	100.00%	$383,842	100.00%

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space.  Approximately 57% of fully disbursed commercial real estate loans are considered to be owner occupied.  We have little lending activity for agricultural purposes.  Our management is involved in the communities we serve and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development.  Based on this knowledge, we offer flexible terms and efficient approvals which have allowed us to grow and manage this type of lending.

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

2010 compared to 2009

Total loans receivable presented in Table 12 decreased $3,738, or .8%, to $445,124 during 2010 after increasing 2.7% to $448,862 during 2009.  When combined with real estate construction and development loans, commercial real estate mortgage loans decreased $5,070 at December 31, 2010 compared to December 31, 2009.  This decline was offset by a $4,796, or 7.2%, increase in closed end residential mortgage loans.  Although we normally sell originations of long-term fixed rate residential mortgages, late in 2010 we retained $10,589 of such loan originations with an average fully amortizing term of 215 months and a fixed rate of 4.53% using investment security cash flows due to very low security reinvestment rates.  The decline in commercial real estate loans was due in part to work out of a problem construction and development loan with a loan balance of $3,446 at December 31, 2009 that was resolved in 2010 with net amounts transferred to foreclosed assets of $1,700.  The transfer represented 56% of all loan principal transferred to foreclosed assets during 2010.

All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 7.9% of total loans receivable at December 31, 2010 compared to 9.6% at December 31, 2009.  Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.  We retain permanent financing on these projects following completion of construction in a majority of cases.  Construction loans also include residential new construction single family homes originated in the normal course of business which are typically sold in the secondary market upon completion of construction.

Local commercial customer demand for increased credit for expansion decreased significantly during the second half of 2009 and remained low during all of 2010 with commercial related loans declining in 3 out of 4 quarters.  We expect relatively low levels of organic net loan growth during 2011.  Based on availability of local funding during 2011, we may seek out participation purchased loans originated by other banks on properties in Wisconsin with an emphasis on credit quality as the primary purchase criteria if local loan growth is not available to meet budgeted asset growth.  Total participation loans purchased and held in our loan portfolio totaled $13,305, or 3.0% of gross loans presented in Table 12 at December 31, 2010 compared to $16,004, or 3.6% of gross loans at December 31, 2009.

2009 compared to 2008

Total loans receivable presented in Table 12 increased $11,872, or 2.7%, to $448,862 during 2009 after increasing 7.8% to $436,990 during 2008.  When combined with real estate construction and development loans, commercial real estate mortgage loans increased $9,802 at December 31, 2009 compared to December 31, 2008.  An increase in home equity lines of credit of $2,846 was offset by a decline in residential real estate mortgages of $1,330.  A significant amount of loans totaling $7,593 were transferred to foreclosed properties during 2009 which decreased year over year loan receivable net growth.  Local commercial customer demand for increased credit for expansion decreased significantly during the second half of 2009.

All construction and land development loan commitments, including commercial and 1-4 family residential construction loans were approximately 9.6% of total disbursed loans receivable at December 31, 2009 compared to 13.0% at December 31, 2008.  The decline in construction and development loans was due in part to foreclosure of a development of vacation homes and vacant lots during 2009.  The loan balance of $5,525 was reduced by auction proceeds and write downs, with $2,050 remaining in foreclosed assets at December 31, 2009.  This transfer to foreclosed assets represented 70% of all loan principal transferred to foreclosed assets during 2009.

Table 13 categorizes loan principal by scheduled maturity at December 31, 2010, and does not take into account any prepayment options held by the borrower.  The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions.  At December 31, 2010, no concentrations existed in our portfolio in excess of 10% of total loans except for a geographical concentration of borrowers and collateral located in Marathon County, Wisconsin in which we have the majority of our branches and operations representing approximately 70% of the loan portfolio.

Table 13:  Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
As of December 31, 2010:	One year or less	Over one year to five years	Over five years

Commercial, industrial, municipal, and agricultural	$59,723	$55,784	$13,556
Commercial real estate mortgage	46,127	121,276	13,534
Construction and development	23,364	9,495	2,451
Residential real estate mortgage	15,581	24,631	31,463
Residential real estate mortgage held for sale	436
Residential real estate home equity	72	22,639	1,063
Consumer and individual	1,372	2,404	153

Totals	$146,675	$236,229	$62,220

Fixed rate		$189,950	$52,369
Variable rate		46,279	9,851

Totals		$236,229	$62,220

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

The adequacy of the allowance for loan losses is assessed via ongoing credit quality review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, existing economic conditions, loss exposure by loan category, and estimated future losses on specifically identified problem loans.  We have an internal risk analysis and review staff that continuously reviews loan quality.  Accordingly, the amount charged to expense is based on our multi-factor evaluation of the loan portfolio.  It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.  In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including business, real estate and consumer collateral.  Loans charged off are subject to ongoing review and specific efforts are taken to maximize recovery of principal, accrued interest, and related expenses.

Nonperforming assets decreased $685, or 4.0%, to $16,389 (2.64% of total assets) at December 31, 2010, from $17,074 (2.81% of total assets) at December 31, 2009 as fewer borrowers became significantly delinquent in response to stabilized, but depressed general and local economic conditions.  Provision for estimated loan losses also declined to $1,795 in 2010 from $3,700 in 2009.  The provision for loan losses decreased during 2010 compared to 2009 due to smaller average specific reserves required for newly identified problem loans.  Loss on foreclosed assets remained high at $849 but declined from $1,130 in 2009 whose loss was from the sale and write-down of one large credit relationship partially sold at auction late in 2009.  Approximately 46% of total nonperforming assets are made up of seven individual nonperforming assets at December 31, 2010 greater than $500.  Total nonperforming assets as a percentage of common equity including the allowance for loan losses were 29.99% at December 31, 2010 compared to 34.23% at December 31, 2009 and 26.11% at December 31, 2008.

Table 14:  Loan Loss Experience

Years ended December 31	2010	2009	2008	2007	2006

Average balance of loans for period	$443,293	$435,264	$405,428	$384,265	$380,555

Allowance for loan losses at beginning of year	$7,611	$5,521	$4,850	$4,478	$4,180

Loans charged off:

Commercial, industrial, municipal, and agricultural	454	479	156	60	–
Commercial real estate mortgage	448	951	–	–	251
Residential real estate mortgage	462	123	53	19	–
Consumer and individual	101	83	75	55	13

Total charge-offs	1,465	1,636	284	134	264

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	7	19	63	17	50
Commercial real estate mortgage	–	–	–	–	–
Residential real estate mortgage	8	–	–	–	7
Consumer and individual	4	7	7	9	10

Total recoveries	19	26	70	26	67

Net loans charged-off	1,446	1,610	214	108	197
Provision for loan losses	1,795	3,700	885	480	495

Allowance for loan losses at end of year	$7,960	$7,611	$5,521	$4,850	$4,478

Ratio of net charge-offs during the year to average loans	0.33%	0.37%	0.05%	0.03%	0.05%

Ratio of allowance for loan losses to loans receivable at end of year	1.81%	1.71%	1.28%	1.24%	1.20%

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

During 2011, we expect to continue to evolve our methodology used to assess adequacy of our allowance for loan losses to more proactively identify credit problems by industry classification and to incorporate increased qualitative factors.  The changes could change the nature of our credit disclosures and allocation of our allowance to loan categories compared to prior years.

The majority of gross loan charge-offs during 2010 were related to five borrowers totaling $1,064, or 73% of all charge-offs, with the largest charge-off of $448 related to a nonowner multi-use, multi-tenant commercial real estate development that remains in foreclosed assets at December, 2010 and is outlined in Table 17.  During 2009, the majority of gross loan charge-offs were related to four borrowers totaling $1,187, or 73% of all charge-offs, with the largest charge off of $737 related to a out of state syndicated loan participation development project with remains in foreclosed assets at December 31, 2010 and is outlined in Table 17.

Table 15:  Allocation of Allowance for Loan Losses

As of December 31,	2010		2009		2008		2007		2006
	Dollar	% of Principal	Dollar	% of principal	Dollar	% of Principal	Dollar	% of principal	Dollar	% of principal

Commercial, industrial,
municipal, and agricultural	$2,736	2.14%	$2,602	1.98%	$2,889	2.20%	$2,670	2.44%	$2,430	2.41%
Commercial real estate mortgage	3,304	1.72%	2,641	1.36%	1,876	0.98%	1,802	0.96%	1,625	0.94%
Residential real estate mortgage	211	0.19%	191	0.19%	97	0.10%	103	0.10%	95	0.09%
Consumer and individual	213	5.42%	189	4.34%	112	2.46%	55	1.27%	58	1.24%
Impaired loans	1,496	13.10%	1,988	15.03%	547	5.65%	220	10.19%	270	6.06%

Totals	$7,960	1.81%	$7,611	1.71%	$5,521	1.28%	$4,850	1.24%	$4,478	1.20%

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans.  Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal.  No income is accrued or recorded on future payments until the loan is returned to accrual status.  Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.  The interest that would have been reported in 2010 if all such loans had been current throughout the year in accordance with their original terms was approximately $784 in comparison to $430 actually recorded in income.  The interest that would have been reported in 2009 if all such loans had been current throughout the year in accordance with their original terms was approximately $851 in comparison to $557 actually recorded in income.  The interest that would have been reported in 2008 if all such loans had been current throughout the year in accordance with their original terms was approximately $548 in comparison to $399 actually recorded in income.

Troubled debt restructured loans (“TDR”) are also included in nonperforming loans.  Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest that the lender would not normally grant.  The majority of restructured loans represent conversion of amortizing commercial loans to interest only loans for a temporary period to increase the problem borrower’s cash flow.  The remaining restructured loans granted a lower interest rate to borrowers for a temporary period to increase borrower operating cash flow.  Such loans are subject to management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome or which would reduce our estimated total credit loss on the relationship.  Nonaccrual loans (including nonaccrual restructured loans) remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.

Substantially all of our residential mortgage loans originated for and held in our loan portfolio were based on conventional and long standing underwriting criteria and are secured by first mortgages on homes in our local markets.  We were not an originator of higher risk loans such as option ARM products, high loan-to-value ratio mortgages, interest only loans, subprime loans, or loans with initial teaser rates that can have a greater risk of non-collection than other loans.  At December 31, 2010, approximately $1.2 million of loans receivable were 1 – 4 family home equity or junior lien mortgage loans in which the maximum commitment amount of the line of credit plus existing senior liens is greater than 100% of the underlying real estate value, or were a loan in a 3rd mortgage position or lower, compared to $2 million at December 31, 2009.  Such loans were not originated as part of a program to add higher yielding loans to our portfolio but were loans made on a case by case basis and individually underwritten with the borrower customized to their need.  The average credit score for borrowers represented by our entire in-house 1 to 4 family mortgage portfolio, including closed and open ended mortgage loans, was greater than 728 at December 31, 2010 and 2009.  We do not maintain a formal residential mortgage modification program for delinquent residential mortgage borrowers.  During 2009, we increased the inherent credit loss provision on open ended home equity lines of credit from .10% to .50% to reflect the risk of future credit losses on such junior lien mortgages from current economic conditions.  This change added approximately $93 to the allowance for loan losses during 2009.

Table 16 presents nonperforming loans and assets by category for the five years ended December 31, 2010.

Table 16:  Nonperforming Loans and Foreclosed Assets

As of December 31,	2010	2009	2008	2007	2006

Nonaccrual loans not considered impaired	$4,021	$3,848	$3,409	$2,726	$1,975
Nonaccrual impaired loans	5,018	9,450	7,181	418	2,306
Accruing loans past due 90 days or more	–	–	–	–	–
Restructured loans not on nonaccrual	2,383	–	748	653	–

Total non-performing loans	$11,422	$13,298	$11,338	$3,797	$4,281

Foreclosed assets	$4,967	$3,776	$521	$653	$464
Impaired loans accruing income	$4,902	$3,774	$2,504	$1,522	$1,877

Total non-performing loans as a percent of gross loans receivable	2.60%	2.99%	2.64%	0.97%	1.14%
2010 compared to 2009

The provision for loan losses was $1,795 in 2010 compared to $3,700 in 2009.  Non-performing loans relative to total loans declined slightly and was 2.60% at December 31, 2010 compared to 2.99% at December 31, 2009.  However, foreclosed assets increased from $3,776 at December 31, 2009 to $4,967 at December 31, 2010.  Therefore, total nonperforming assets were $16,389, or 2.64% of total assets at December 31, 2010 compared to $17,074, or 2.81% of total assets at December 31, 2008.  During 2010, the decline in local economic conditions stabilized but at low levels, which impacted borrower ability to repay according to the loan terms.  At December 31, 2010, year-end, the unemployment rate was 7.0% in Wisconsin and 7.1% in Marathon County (the home of the majority of our borrowers and down from 8.9% at December 31, 2009) compared to a rate of 9.1% for the United States.  The Marathon County unemployment rate ranked 29th out of Wisconsin’s 72 counties for December 2010 (from lowest to highest unemployment rate).

A significant portion of the allowance for loan losses at December 31, 2010 and 2009 was related to specifically identified impaired loans at year-end.  If impaired loans and related specific reserves (if any) were disregarded, the allowance for loan losses to unimpaired loans would have been 1.47% at December 31, 2010 and 1.30% at December 31, 2009 as we continued to increase inherent losses on the loan portfolio during 2010 reflecting the uncertainty of ongoing customer credit stress and high delinquency ratios.  At December 31, 2010, our internal grading system identified 24 separate loan relationships totaling approximately $4.8 million against which $2.0 million in specific loan loss reserves were recorded.

During 2011, we expect restructured loans to increase as we work with problem borrowers to minimize the level of potential future charge-offs and maximize cumulative total principal repayment.  In addition, regulatory pressures and a change in generally accepted accounting principles regarding identification of restructured loans are likely to increase loans disclosed as troubled debt restructurings.  Although some restructured loans could continue on accrual status, this designation would increase total nonperforming loans and could increase the provision for loan losses.

Approximately 46% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2010:

Table 17:  Largest Nonperforming Assets at December 31, 2010 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Vacation home/recreational properties (aggregate of three)	Foreclosed	$1,767	n/a
Nonowner occupied multi use, multi-tenant real estate	Foreclosed	1,450	n/a
Multi-family rental apartment units and vacant land	TDR	1,177	–
Building supply inventory and accounts receivable	Nonaccrual	823	700
Out of area condo land development - participation	Foreclosed	792	n/a
Owner occupied cabinetry contractor real estate	TDR	754	75
Owner occupied restaurant and business assets	Nonaccrual	706	100

Total listed assets		$7,469	$875
Total bank wide nonperforming assets		$16,389	$1,989
Listed assets as a % of total nonperforming assets		46%	44%

During the December 2009 quarter, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee.  The remaining $2,477 foreclosed asset was further written down $427 to an estimated fair value of $2,050 at December 31, 2009.  During 2010, one of the four remaining individual properties was sold and the entire $283 sale proceeds were applied to reduce cost basis of the remaining properties.  As shown in Table 17, three properties remain with cost basis of $1,767 at December 31, 2010.  During 2010, the northern Wisconsin area where these properties are located saw some vacation property transactions in excess of $1 million, such as would be required for this foreclosed property.  We actively market these remaining properties for sale but cannot predict the final timing or resolution of this foreclosed asset.

At December 31, 2009, we held a $3,446 loan secured by commercial real estate collateral located in Weston, Wisconsin, and marketable equity investments shown in Table 17 on which we completed foreclosure during 2010 and charged off $448 of loan principal.  Later in 2010, we recorded a further partial write-down of $250 for a remaining cost of $1,450.  Current cost basis represents approximately 40% of the original construction cost incurred by the borrower during 2007.  We actively market this property for sale but at this time are unable to determine the final timing or resolution of this foreclosed asset.

During 2010, we entered into a restructuring agreement with a local developer and owner of multi-family apartment complexes to extend the amortization period on existing debt to increase cash flow available to the developer to meet real estate tax and other obligations.  The $1,177 commercial real estate loans reflected in Table 17 are maintained on accrual status and no reduction in stated interest rate was made in the modification.  We expect the borrower to continue to meet required payments under the restructured terms which will be reevaluated during 2011.

During 2009, our borrower in the building supplies industry ceased payments on a $961 loan secured by construction inventory and accounts receivable in part due to uncollected large accounts receivable due to a dispute between our customer and the account payer.  Due to poor collateral position, we reserved $700 against the loan relationship at December 31, 2009 which was maintained at December 31, 2010 as shown in Table 17.  During 2010, we collected $138 in payments which were applied to principal.  We expect to receive principal repayments of at least $123 during the upcoming year but are unable to determine the final resolution of this problem loan at this time.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri.  The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality.  When the credit markets for such financing dried up, the project was unable to continue and land development work ceased.  The loan participants obtained the property in foreclosure during 2009.  The original fair value estimate of the completed project was approximately $24 million.  At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project resulting in a cost basis of $792 at December 31, 2010 and 2009 as shown in Table 17.  Certain subcontractor liens related to work on this property are in dispute and subject to litigation before the loan syndicate may obtain clear title to the property.  During 2010, we paid $51 in bonding and legal costs related to these claims.  A victory in Appeals Court on these claims would result in repayment of these costs.  At this time, we are unable to determine the final resolution of this property and expect to hold this asset during all of 2011.

During 2010, we restructured the loan terms on $754 of loan principal as shown in Table 17 to lower the interest rate on existing debt with a borrower in the cabinetry contracting industry to increase cash flow during a large decline in customer sales.  We expect our customer to remain current under the loan modification provisions but recorded a $75 specific reserve to reflect the loss on restructured terms.  We expect to maintain and classify this nonperforming loan during all of 2011.

During 2009, we restructured a $613 loan secured by an owner occupied restaurant to increase borrower cash flow and allow the business to continue operating.  During 2010, the borrower’s residential mortgage loan was also classified as a nonperforming loan which increased net nonperforming principal by $93 to $706 as shown in Table 17.  The borrower remains current on the restructured payments but continues be maintained on nonaccrual status at December 31, 2010.  Our real estate collateral on the relationship has a fair value that approximates the net book value of the loan after the specific reserve of $100 at December 31, 2010.  We expect to maintain and classify this nonperforming loan during all of 2011.

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

Approximately 58% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2009:

Table 18:  Largest Nonperforming Assets at December 31, 2009 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Multi-use, multi-tenant real estate	Nonaccrual	$3,446	$400
Vacation home/recreational properties (aggregate of four)	Foreclosed	2,050	0
Owner occupied commercial real estate and equipment	Nonaccrual	1,053	150
Trucking equipment and business assets – participation	Nonaccrual	1,045	0
Building supply inventory and accounts receivable	Nonaccrual	961	700
Out of area condo land development – participation	Foreclosed	792	0
Owner occupied restaurant and business assets	Nonaccrual	613	100

Total listed assets		$9,960	$1,350
Total bank wide nonperforming assets		$17,074	$2,942
Listed assets as a % of total nonperforming assets		58%	46%

At December 31, 2009, we held a $3,446 loan secured by commercial real estate collateral and marketable equity investments shown in Table 18 on which we foreclosed during 2010 and incurred a charge off of $448.

During the December 2009 quarter, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee.  The remaining $2,477 foreclosed asset was further written down $427 to its estimated fair value of $2,050 at December 31, 2009 as shown in Table 18.  All other bank wide foreclosure holding costs and net sales losses were $126 during 2009 compared to $6 during 2008 excluding this $1,004 loss on an individual foreclosed asset in 2009.  The remaining foreclosure property is actively marketed and one of the remaining four properties in this development was sold during 2010.

During 2010, we foreclosed on the commercial real estate associated with the $1,053 nonperforming loan listed in Table 18 and incurred a charge off of $148 during 2010.  We continue to work with the borrower and maintain a $65 loan receivable to allow the enterprise to continue on a scaled down basis

The $1,045 loan on trucking equipment shown in Table 18 was a purchased participation loan in which payments were made as scheduled.  The loan was classified as nonaccrual to accelerate repayment of principal as all payments received are applied against principal.  During 2010, we were fully repaid on our participation balance and no credit losses were recorded.

Our $961 loan secured by construction inventory and accounts receivable shown in Table 18 had ceased payments during 2009 in part due to uncollected large accounts receivable due to a dispute between our customer and the account payor.  Due to poor collateral position, we reserved $700 against the loan relationship at December 31, 2009.  We received principal repayments of $138 during 2010.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri.  The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality.  When the credit markets for such financing dried up, the project was unable to continue and land development work ceased.  The loan participants obtained the property in foreclosure during 2009.  The original fair value estimate of the completed project was approximately $24 million.  At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project.  No principal repayments were received during 2010.

The $613 loan secured by an owner occupied restaurant shown in Table 18 was restructured during 2009 with the borrower current under the new loan terms to allow the business to continue operating.  Our commercial real estate collateral on the relationship had a fair value that approximated the net book value of the loan after the specific reserve of $100 at December 31, 2009.  During 2010, the gross principal considered nonperforming for this borrower increased $93, net of pay downs, from classification of the borrower’s residential mortgage debt as nonperforming.

2008 compared to 2007

The provision for loan losses was $885 in 2008 compared to $480 in 2007.  Non-performing loans relative to total loans and total assets increased dramatically in 2008 compared to 2007 primarily from the addition to nonaccrual assets of a $5.5 million credit relationship.  However, decline in general economic conditions also caused consistent increases in nonaccrual loans each quarter.  Commercial loan portfolio growth, the addition of the large problem loan, and downgrades in credit quality in the existing portfolio caused us to increase the provision for loan losses during 2008 compared to 2007.  The allowance for loan losses increased to 1.28% of total loans, which was the largest allowance as a percentage of total loans at fiscal year-end since December 31, 1996 when the allowance was 1.39% of gross loans.  The allowance for loan losses as a percentage of nonperforming loans was 48.7% at December 31, 2008, compared to 127.7%, at December 31, 2007 due to recognition as nonperforming of a single $5.5 million credit during 2008.  Excluding this credit and its specifically assigned reserves, the allowance for loan losses as a percentage of nonperforming loans would have been 91.5% at December 31, 2008.

Noninterest Income

Table 19 presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2010.  This analysis highlights the reliance on, or diversification of, noninterest or fee income to net interest income.

Table 19:  Summary of Earnings as a Percent of Net Interest Income

	2010	2009	2008	2007	2006

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	9.4%	21.8%	6.1%	3.4%	3.6%

Net interest income after loan loss provision	90.6%	78.2%	93.9%	96.6%	96.4%
Total noninterest income	28.1%	32.9%	22.1%	26.2%	23.9%
Total noninterest expenses	83.4%	87.5%	87.2%	84.5%	85.1%

Net income before income taxes	35.3%	23.6%	28.8%	38.3%	35.2%
Provision for income taxes	10.4%	5.2%	5.8%	9.0%	10.3%

Net income	24.9%	18.4%	23.0%	29.3%	24.9%

Table 20 presents a breakdown of the components of noninterest income during the three years ended December 31, 2010.

Table 20:  Noninterest Income

	2010		2009		2008
Years Ended December 31,	Amount	% of pre-tax Income	Amount	% of pre-tax income	Amount	% of pre-tax income

Service fees	$1,786	26.49%	$1,448	36.22%	$1,581	38.19%
Mortgage banking income	1,472	21.83%	1,850	46.27%	1,040	25.12%
Merchant and debit card fee income	731	10.84%	616	15.41%	512	12.37%
Retail investment sales commissions	609	9.03%	388	9.70%	404	9.76%
Increase in cash surrender value of life insurance	410	6.08%	411	10.28%	369	8.91%
Other operating income	357	5.31%	250	6.26%	232	5.61%
Insurance annuity sales commissions	24	0.36%	68	1.70%	51	1.23%
Gain on sale of non-mortgage loans	–	0.00%	122	3.05%	–	0.00%
Loss on sale of premises and equipment	(6)	-0.09%	(98)	-2.45%	(14)	-0.34%
Net gain (loss) on write-down and sale of securities	(20)	-0.30%	521	13.03%	(991)	-23.94%

Total noninterest income	$5,363	79.55%	$5,576	139.47%	$3,184	76.91%

2010 compared to 2009

During 2010, total noninterest income declined $213, or 3.8%, to $5,363 compared to $5,576 during 2009.  Excluding nonrecurring net gains (losses) on security sales, 2010 noninterest income increased $328, or 6.5% compared to 2009.  Although 2010 mortgage banking income declined $378 as more borrowers refinanced their residential mortgages when rates fell significantly during 2009 compared to 2010, several other types of income experienced significant increases.  Service charge income increased $338, or 23.3%, from higher overdraft income charges, and investment and insurance sales commissions increased $221, or 57.0%, from higher gross sales activity.  Prior to new regulation which lowered overdraft activity following August 2010, the bank had rolled out an updated courtesy overdraft product early in 2010 which increased year over year overdraft income and service fee income despite the regulatory change.  Lastly, interchange income from credit and debit cards increased $115, or 18.7% during 2010 compared to 2009.

Many of the increases in 2010 were in areas expected to be impacted by continued regulatory changes during 2011 including overdraft fees and card interchange income.  Merchant and debit card fee interchange income continued to increase in 2010 due to increased Rewards Checking NOW balances which require substantial debit card use to earn the premium interest rate on the account.  In addition, residential mortgage refinance activity is expected to slow significantly as long-term mortgages have risen to levels higher than rates already in the serviced loan portfolio from previous customer refinancing activity.  Therefore, we expect mortgage banking income to significantly decline during 2011 compared to 2010 and 2009 levels.  We are unable to estimate the timing and extent of these cumulative changes, but expect total noninterest income will decline during 2011 compared to 2010.

New consumer banking regulations promulgated by the Federal Reserve concerning customer overdraft programs went into effect during August 2010.  The new regulation prevents banks from assessing an overdraft fee related to a transaction conducted at a point of sale such as those using a debit card unless the consumer has specifically “opted into” the program.  Since the effective date of the regulation, we have experienced an approximately 18% reduction in gross overdraft activity compared to activity prior to the regulatory change.

Prior to 2009, bank owned life insurance was purchased on certain employees in connection with officer compensation programs which increased income from cash surrender value of life insurance during the three years ended December 31, 2010.  However, limited further investments in this asset class are expected and we expect 2011 income on life insurance cash surrender value to remain similar to that seen during 2010.

2009 compared to 2008

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

United States Treasury programs and open market mortgage related asset purchases by the Federal Reserve during 2009 dramatically lowered long-term residential mortgage rates, contributing to a wave of mortgage refinancing during 2009.  Our mortgage banking income was $1,850 during 2009 compared to $1,040, an increase of $810.  During 2009, our mortgage loan portfolio serviced for others increased 28% reaching $237.8 million at December 31, 2009.  The components of mortgage banking income may be found in Item 8, Note 6 of the Notes to Consolidated Financial Statements.

Merchant and debit card fee interchange income continued to increase in 2009 due to increased Reward Checking NOW balances which require substantial debit card use to earn the premium interest rate on the account.  Prior to 2009, bank owned life insurance was purchased on certain employees in connection with officer compensation programs which increased income from cash surrender value of life insurance during 2009 and 2008.

Noninterest Expense

Table 21 outlines the components of noninterest expenses for the three years ending December 31, 2010.

Table 21:  Noninterest Expense

Years Ended December 31,	2010		2009		2008
	Amount	% of net margin & other income*	Amount	% of net margin & other income*	Amount	% of net margin & other income*

Wages, except incentive compensation	$6,207	24.56%	$5,991	25.62%	$5,612	30.45%
Health and dental insurance	941	3.72%	882	3.77%	828	4.49%
Payroll taxes and other employee benefits	613	2.44%	553	2.38%	537	2.91%
Incentive compensation	610	2.41%	378	1.62%	133	0.72%
Profit sharing and retirement plan expense	446	1.76%	274	1.17%	356	1.93%
Deferred compensation plan expense	125	0.49%	77	0.33%	112	0.61%
Restricted stock plan vesting expense	43	0.17%	25	0.11%	10	0.05%
Deferred loan origination costs	(518)	-2.05%	(708)	-3.03%	(736)	-3.99%

Total salaries and employee benefits	8,467	33.50%	7,452	31.88%	6,844	37.12%
Occupancy expense	1,863	7.37%	1,822	7.79%	1,943	10.54%
Data processing other office operations	1,174	4.65%	957	4.09%	962	5.22%
Loss on foreclosed assets	849	3.36%	1,130	4.83%	6	0.03%
FDIC insurance expense	782	3.09%	986	4.22%	284	1.54%
Debit card and deposit losses	356	1.41%	166	0.50%	143	0.78%
Advertising and promotion	355	1.40%	355	1.52%	336	1.82%
Legal and professional expenses	339	1.34%	322	1.38%	545	2.96%
Directors fees and benefits	295	1.17%	262	1.12%	320	1.74%
Other expenses	1,445	5.72%	1,543	6.59%	1,326	7.19%

Total noninterest expense	$15,925	63.01%	$14,829	63.42%	$12,566	68.16%

* Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2010 compared to 2009

During 2010, total noninterest expenses were $15,925 compared to $14,829 in 2009, an increase of $1,096, or 7.4%.  The majority of the increase was in the form of higher salaries and employee benefits which increased $1,015, or 13.6% during 2010.  Base wages represented $215 of the increase, growing 3.6% over 2009 with increased overtime pay representing $59 of the increase related to the June 2010 quarter core processing system conversion.  Excluding overtime pay, base wages increased 2.6% during 2010.  Other factors included fewer deferred direct loan origination costs of $190, increased health and dental insurance plan expense of $59, and higher year-end incentive and discretionary profit sharing plan allocations of $404, up 62%, based on exceeding 2010 net income targets.

FDIC insurance expense declined $204, or 20.6% during 2010 compared to 2009 due to the prior year including a special FDIC insurance assessment totaling $264.  Prior to the special assessment, 2010 FDIC insurance expense increased $60, or 8.3%.  Offsetting the 2010 decline in FDIC expense was an increase in data processing and other office operations expense of $217, or 22.7%, due to a change in core processing computer system during June 2010 from an internally maintained system to an outsourced system.  Following the June 2010 conversion date, the system vendor provided a contractual reduction in monthly service fees that will expire during 2011.  Following expiration of the reduction period, vendor servicing fees will increase significantly.  The new system, while increasing data processing costs, is expected to provide significant operating efficiencies and capacity for customer and product growth compared to the prior system maintained in house since 1997.

During 2011, wages and benefits are expected to increase minimally with average base pay increases of 2.7% granted January 1, 2011.  During 2010, employee costs were driven higher by incentives earned as net income exceeded the target.  Depending on net income growth, such increased incentives may not recur in 2011, potentially reducing employee costs.  Health and dental insurance costs are incurred under a self insured plan subject to a maximum stop loss.  Refer to Note 15 of the Notes to Consolidated Financial Statements for more information.  We expect 2011 health and dental costs to increase in a manner similar to that seen during 2010 and 2009.

Prior to 2010, we used an in house data processing system to record customer activity and manage internal accounting needs.  Such costs were recorded as elements of depreciation expense, reflected as occupancy expense, and software maintenance charges, which were reflected as data processing costs.  During June 2010, we entered into a contract to employ a third party to process customer and internal data on an outsourced basis.  During the initial implementation period, monthly service bureau fees were reduced to recognize other transactional costs borne by us.  However, during 2011, we will begin to pay the normal contractual fees for data processing and expect data processing expense could increase 30% to 35% higher during 2011 compared to 2010.  Offsetting a portion of this increase will be a reduction in depreciation expense previously recognized on the in-house system, reducing occupancy expenses during 2011.

Foreclosed asset expense will remain high during 2011 as the inventory of foreclosed properties grows and we continue to have holding costs on both existing and new properties.  In addition, other expenses related to legal fees associated with collection and foreclosure of loans receivable are expected to increase.  Lastly, we recorded partial write-downs of foreclosed asset basis of $405 and $477 during 2010 and 2009, respectively, and continued partial write-downs prior to property sale would increase loss on foreclosed assets.

Changes to FDIC insurance assessment methods as part of the Dodd-Frank legislation will assess premiums based on total assets less Tier 1 capital beginning in 2011 compared to assessing based on total insured deposits as in years past.  Industry wide, this change is expected to increase the burden of FDIC insurance premiums on the nation’s largest institutions.  Therefore, we expect our FDIC insurance expense to decrease modestly during 2011 compared to 2010.  However, due to deposit growth and potential increases in the FDIC assessment rate, FDIC insurance expense is unpredictable and could be greater in future years than seen during 2010.  Although not expected during 2011, accelerated or unexpected levels of bank failures within the industry could cause the FDIC to increase premiums or collect special assessments to make up insurance fund shortfalls.

During 2010, we incurred a $110 loss related to debit card fraud, net of insurance proceeds, that resulted from a coordinated external fraud targeting us and our debit card customers.  Even excluding this individual loss, debit card losses of $57 were significantly higher than seen during 2009.  We expect fraud losses to continue to be elevated, though not to the extent seen during 2010 when the targeted fraud attack is included.  Along with debit card losses, deposit losses increased from $96 during 2009 to $180 during 2010 as we increased the benefit limit of our courtesy overdraft program.  The increased deposit losses on the courtesy overdraft program during 2010 were approximately 22% of the increased 2010 overdraft fee income.

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

Income Taxes

The effective tax rate was 29.5% in 2010 compared to 22.1% in 2009 and 20.3% in 2008.  The 2010 effective rate increased as the percentage of tax-exempt income from securities and bank owned life insurance declined relative to total pre-tax income.  While tax-exempt interest on securities and bank-owned life insurance reduced tax expense by $666 and $697 during 2010 and 2009, respectively, this reduction was 25% of tax expense excluding these items in 2010 compared to 44% of tax expense excluding these items in 2009.  Refer to Item 8, Note 16 of the Notes to Consolidated Financial Statements for additional tax information.  Due to declining average reinvestment rates on tax-exempt municipal securities, we expect the effective tax rate to increase slightly during 2011 compared to 2010.

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

Critical Accounting Policies

Allowance for Loan Losses

Current accounting standards call for the allowance for loan losses to include both specific losses on identified impaired problem loans and “inherent” losses on existing loan pools not yet considered problem loans.  Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio.  Actual results, if significantly different from those using estimates at period-end, could have a material impact on the results of operations.  For example, losses incurred on loans not previously identified as carrying significant loss potential would increase the provision for loan losses expense equal to the amount of the loan principal charged off.

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into four primary categories – residential real estate loan pool, consumer installment loan pool, specifically identified impaired problem commercial loans, and pools of non-problem commercial purpose loans subcategorized by credit risk assessment.  We make the following estimates and perform the following procedures when setting the allowance for loan losses at period-end:

1.	We categorize existing loan principal into either commercial purpose loans, a pool of residential real estate loans, or a pool of consumer installment loans.

2.
Commercial purpose loans are subcategorized into credit risk “grades” based on an internal determination of risk established during credit analysis and updated no less than annually.  Determination of risk grades takes into account several factors including collateral, cash flow, borrower’s industry environment, financial statement strength, and other factors.  We use six risk grades for performing commercial purpose loans ranging from grade 1 (best) to grade 6 including separate risk grades for “watch” and “special mention” loans.

3.
Identified impaired problem loans are classified into the lowest quality risk grade (grade 7) and individually reviewed to determine specific reserves required for each relationship depending on the specific collateral and timing of cash flows to be received.  The allowance for loan losses provided for these problem loans is based substantially on management’s estimates related the value of collateral, timing of cash flows to be received from the borrower or sale of the collateral, and likelihood of the specific borrower’s ability to repay all amounts due without foreclosure of collateral.  Management updates the cash flow analysis of problem loan relationships quarterly.

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

6.
Similar to the residential real estate loan pool, performing consumer installment loans are assigned an estimated loss based on a percentage of principal outstanding ranging from 1.73% to 5.00% of principal, including credit card loans.  The percentage applied is based primarily on historical losses on similar consumer installment loan pools.  An inaccurate estimate of inherent losses related to the consumer installment loan pool could significantly increase the actual levels of allowances required.

After calculating the estimate of required allowances for loan losses using the steps above, an analysis of the level of problem and past due loans is made relative to the aggregate allowance for loan losses recorded.  If past due and problem loans rise significantly, additional unallocated reserves may be recorded to account for this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to the real estate and consumer installment loan pools in the allowance for loan losses calculation.  As of December 31, 2010 and 2009, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on nonproblem loans are a significant accounting estimate due to the  many economic and subjective factors involved in estimating future losses from existing negative factors on unidentified future problem loans currently making payments.  If the actual inherent losses on performing loans evaluated using inherent loss estimates were 25% greater than those currently used to calculate reserve needs, the 2010 provision for loan losses would have been approximately $1.4 million greater, reducing net income $874 after income taxes.

Mortgage Servicing Rights

As required by current accounting standards, we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and perform maintenance activities in exchange for an annual servicing fee of .25% of average serviced mortgage principal on loans in which the principal has been sold to the FHLB or other secondary market investors.  Our initial value of servicing rights is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates.  In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan by the value of the initial MSR.  If the actual value was less than we recorded, such as if the estimated future servicing period or average serviced principal was less than estimated, the gain recorded on origination of the MSR would be overstated.  Recognition of impairment of excess mortgage servicing rights would decrease income, causing our accounting for mortgage servicing rights to be a critical accounting policy.  For example, if the actual value of initial MSR on 2010 secondary market sales were 25% less than that recorded, gain on sale of loans (a component of mortgage banking income) during 2010 would have declined approximately $138 before income taxes.  In addition, if the actual value of the entire December 31, 2010 MSR were 25% less than recorded, net servicing revenue (a component of mortgage banking income) would have declined approximately $275 before income taxes.

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

Refer to Note 22 of the Notes to Consolidated Financial Statements for significant fair value and cost estimates other than the estimate of public dealer consensus of prepayment speeds.

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

LIQUIDITY

Similar to 2009, the majority of the $14,239 in asset growth seen during 2010 was funded by an increase in retail and local deposits of $16,890 (up 4.4%).   Operating cash flow and increased local deposits paid down wholesale deposits and FHLB advances by $11,089 (8.2%).  During 2009, local deposits increased $18,584 (5.1%) and brokered certificates increased $12,346 (19.0%) to fund net loan growth of $22,355 and repayment $6,841 of FHLB advances.  During 2008, local deposits increased $11,646, or 3.3%, while wholesale funding increased $21,373, or 15.9%.

Wholesale funding includes FHLB advances, brokered certificates of deposits, wholesale repurchase agreements, and federal funds purchased.  These sources of wholesale funding are limited by the wholesale lender’s ability to raise individual depositor funds, our regulatory capital classification, our ability to generate positive earnings performance, our sources of collateral acceptable to the wholesale lender, by our internal policy limitations on aggregate exposure to use of such funds, and in the case of the FHLB, our level of FHLB capital stock relative to our aggregate amount of FHLB advances.  Table 22 summarizes the sources and uses of cash for the three years ending December 31, 2010.

Table 22:  Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2010	2009	2008

Cash flows from operating activities	$8,719	$3,664	$5,362
Payment of dividends to shareholders and purchase of treasury stock	(1,128)	(1,096)	(1,054)

Operating cash flow retained by PSB	7,591	2,568	4,308
Net funds received from retail and local depositors	16,890	18,584	11,646
Net funds received from wholesale depositors	–	12,346	14,149
Net proceeds from additional FHLB advances	–	–	8,000
Net proceeds from other borrowings	3,101	2,779	–
Funds from issuance of senior subordinated notes	–	7,000	–

Cash flow retained from operations and financing before debt repayment	27,582	43,277	38,103
Net funds paid to wholesale depositors	(10,364)	–	–
Net repayment of FHLB advances	(725)	(6,841)	–
Net repayment of other borrowings, net	–	–	(776)

Cash flow retained from operations and financing after debt repayment	16,493	36,436	37,327
Funds received from sale and maturities of investment securities, net	26,757	34,591	25,281
Net funds received from customer repayment of loans receivable	1,496	–	–
Proceeds from sale of nonmonetary assets	897	1,578	577

Cash flow available for investing activities	45,643	72,605	63,185

Net funds loaned to customers	–	(22,355)	(39,013)
Net funds invested in securities	(28,151)	(36,722)	(30,242)
Purchase of bank certificates of deposit	(2,484)	–	–
Purchase of FHLB capital stock	–	–	(233)
Funds used to purchase bank-owned life insurance	–	(109)	(872)
Capital expenditures	(1,014)	(254)	(780)

Cash flow used in investing activities	(31,649)	(59,440)	(71,140)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$13,994	$13,165	$(7,955)
Cash and cash equivalents at beginning of year	26,337	13,172	21,127

Cash and cash equivalents at end of year	$40,331	$26,337	$13,172

Deposits

Core retail deposits are our largest source of funds.  We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100.  Core retail deposits represented 55.7% and 54.4% of total assets as of December 31, 2010 and 2009, respectively.  In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 8.4% and 8.5% of total assets at December 31, 2010, and 2009, respectively.  Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid.  Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.  Table 23 outlines the average distribution of deposits during the three years ending December 31, 2010.

Table 23:  Average Deposits Distribution

	2010		2009		2008
Year Ended December 31,	Amount	Interest Rate paid	Amount	Interest Rate paid	Amount	Interest Rate paid

Noninterest-bearing demand deposits	$55,848	n/a	$54,738	n/a	$50,633	n/a

Interest-bearing demand and savings deposits	113,086	1.14%	101,536	1.37%	89,191	2.08%

Wholesale interest-bearing demand deposits	7,470	0.32%	3,789	0.37%	–	0.00%

Money market demand deposits	95,329	1.14%	75,039	1.32%	71,382	2.21%

Retail and local time deposits	113,066	2.17%	123,412	3.15%	131,281	4.22%

Wholesale time deposits	71,421	2.97%	76,452	3.17%	63,677	4.12%

Totals	$456,220	1.53%	$434,966	2.00%	$406,164	2.85%

Average retail deposit growth	6.37%		3.57%		4.30%
Average total deposit growth	4.89%		7.09%		3.91%

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters.  Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $21,409 during 2010, $14,795 during 2009, and $11,776 during 2008.  The increase in 2010 CDARS was from local municipalities seeking 100% FDIC insurance protection on their large deposits.  The increase during 2009 and 2008 was due in part to certain existing and new large deposit balance customers seeking to have a greater portion of their deposits fully FDIC insured due to substantial uncertainty by consumers surrounding the health of the banking industry beginning in 2008.  This concern among depositors over the industry waned during 2009 lessoning their desire for FDIC insurance on large deposits.  For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings.  However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis.  Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section.  Total CDARS deposits totaled $19,618 and $12,113 at December 31, 2010 and 2009, respectively.

Under the TARP legislation passed by the federal government during 2008, we did not opt out of the Transaction Account Guarantee (“TAG”) provisions of the Temporary Liquidity Guarantee Program (“TLGP”).  Therefore, in exchange for our payment of a fee to the FDIC, we provided our customers with unlimited FDIC insurance on their noninterest bearing transaction accounts (including certain transactional accounts carrying interest rates of .25% or less) through December 31, 2010.  Additional FDIC insurance fees to participate in the TAG Program were approximately $22 and $24 during 2010 and 2009, respectively.  In accordance with the provisions of Dodd-Frank, all banks are required to continue in the TAG program providing unlimited FDIC insurance on noninterest bearing deposits in excess of $250 through December 31, 2012.

Table 24 provides a breakdown of deposit categories as of December 31, 2010 and 2009.

Table 24:  Period-End Deposit Composition

As of December 31,	2010		2009
	$	%	$	%
Non-interest bearing demand	$57,932	12.5%	$60,003	13.1%
Interest-bearing demand and savings	131,231	28.1%	115,961	25.2%
Money market deposits	105,866	22.8%	94,356	20.6%
Retail time deposits less than $100	50,993	11.0%	59,516	13.0%

Total core deposits	346,022	74.4%	329,836	71.9%
Wholesale interest bearing demand	–	0.0%	9,501	2.1%
Retail time deposits $100 and over	52,404	11.3%	51,700	11.3%
Broker & national time deposits less than $100	1,028	0.2%	1,050	0.2%
Broker time deposits $100 and over	65,803	14.1%	66,644	14.5%

Totals	$465,257	100.0%	$458,731	100.0%

Table 25 provides a summary of changes in key deposit categories during 2010 and 2009.

Table 25:  Change in Deposit Composition

			% Change from prior year
At December 31,	2010	2009	2010	2009

Total time deposits $100 and over	$118,207	$118,344	-0.1%	-7.0%
Total broker and wholesale deposits	66,831	77,195	-13.4%	19.0%
Total retail time deposits	103,397	111,216	-7.0%	-15.8%
Core deposits, including money market deposits	346,022	329,836	4.9%	10.0%

Table 26 outlines maturities of time deposits of $100 or more, including broker and retail time deposits as of December 31, 2010 and 2009.

Table 26:  Maturity Distribution of Certificates of Deposit of $100 or More

	2010		2009
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$17,162	1.67%	$18,213	1.93%
Over 3 months through 6 months	12,198	1.87%	24,705	3.13%
Over 6 months through 12 months	22,031	1.68%	28,041	2.38%
Over 1 year through 5 years	66,816	2.70%	47,385	3.28%
Over 5 years	–	0.00%	–	0.00%

Totals	$118,207	2.27%	$118,344	2.83%

2010 compared to 2009

Local core deposits increased $16,186, up 4.9%, at December 31, 2010 compared December 31, 2009.  An increase in commercial money market funds of $13,258, or 42.5%, led the increase in deposits.  The increase of $9,989, or 24.9%, in Rewards Checking balances supported a decline in core certificates of deposit of $8,523, or 14.3% during the year.

Commercial money market balances increased in part from a significant new account opened by a related party during the December 2010 quarter which increased money market deposits by $7,167 at December 31, 2010.  These funds are considered seasonal and expected to decline during 2011.  In addition, we do not expect such significant commercial money market deposit growth during 2011.

Rewards Checking as been the primary driver of increased deposit growth since its introduction in June 2007.  Since the quarter ended June 30, 2007, Rewards Checking has supplied approximately 64% of our net core deposit growth through December 31,

2010.  Rewards Checking operates as a traditional interest bearing checking account but pays a premium interest rate and reimbursement of foreign ATM fees if the customer meets certain account usage requirements.  In general, the account requires customers to use their debit card at least 10 times per month, deposit their employer paycheck via ACH, and receive their periodic checking account statement via email from our home banking website.  The premium rewards annual percentage yield (“APY”) paid was 2.29% and 3.01% at December 31, 2010 and 2009, respectively.  The Rewards Checking interest rate is adjustable at our discretion, but is intended to provide the highest potential retail deposit rate product available to customers.  The debit card usage requirement substantially increased the amount of debit card interchange income as described previously under the section titled “Noninterest income”.

The incremental “all-in” cost of Rewards Checking deposits is less than wholesale funding alternatives and is believed to be a long-term cost effective source of funds in addition to providing PSB with a competitive advantage in the retail banking environment and greater control over the repricing of local deposits in a rising rate environment.  Rewards Checking balances were $50,187 and $40,198 at December 31, 2010, and 2009, respectively.  The average interest cost of Rewards Checking balances (excluding debit card interchange fees, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 2.10% in 2010 compared to 2.80% in 2009.  After accelerated growth in Rewards Checking balances since its introduction in June 2007, balance growth is expected to slow during 2011 compared to 2010 as this new type of product begins to mature in our current markets and the Rewards rate becomes less attractive to customers in an extended very low rate environment.

Changes to debit card interchange income contained in Dodd-Frank and proposed by the Federal Reserve are anticipated to have a dramatic impact to the profitability of Rewards Checking.  Under rules currently proposed by the Federal Reserve, our customer’s debit card activity could become a loss leader after years of providing additional income with which to pay higher than market deposit rates since the product’s introduction.  We are currently evaluating other product options attractive to our customers that meet market needs and minimize our operating expenses and servicing costs in light of reduced interchange income.  These products could replace Rewards Checking or be priced in a manner more attractive than Rewards Checking in light of the potential decrease to debit card interchange income.  Because Rewards Checking deposit growth has been the significant driver of local deposit growth, a change to the account structure could reduce Rewards Checking deposits.

Government deposits grew significantly during 2009 from introduction of an unsecured high yield money market account but declined $2,890, or 6.6%, to $40,807 at December 31, 2010 compared to December 31, 2009.  As loan growth slowed significantly during 2010, we reduced the high yield rate paid on the government money market account which led to the decrease in balances.  However, at December 31, 2010, we continue to maintain a large of amount of total deposits with a small number of municipalities and commercial customers.  If a new overnight repurchase agreement account opened in 2010 were also included, we held $49.8 million of total deposits and overnight repurchase amounts form the ten largest customers, making up approximately 12% of our total local deposits and overnight repurchase agreements at December 31, 2010.  Many of the balances at year-end were seasonal deposits and expected to be withdrawn during the first several months of 2011.  In light of the seasonal nature of many large accounts at year-end and expected low organic loan growth during 2011, we expect small increases to local deposit growth in our existing markets during 2011.

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

The majority of growth in Rewards Checking was from new customers, who represented approximately 71% of the dollar growth during 2009.  Rewards Checking balances were $40,198 and $23,078 at December 31, 2009, and 2008, respectively.  The average interest cost of Rewards Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements and software costs of maintaining the program) was 2.80% in 2009 compared to 3.62% in 2008.

Governmental deposits grew during 2009 primarily from introduction of a new high yield money market account paid on uncollateralized funds.  Some municipalities, looking to maintain their investment yields in a declining short-term investment yield market, invested funds in our high yield money market account greater than $100 for which we did not need to provide collateralization of deposits.  Because the high yield rate was substantially greater than our rate in the collateralized government NOW account, some funds moved from the NOW to the money market account.  However, the account did provide sales opportunities to new municipality customers who added to our deposit base.  In the future, as short-term investment yields rise past the high yield money market rate, we expect customers to move out of that account and back into the government NOW account to again obtain collateralization of their deposits.  At December 31, 2009, $25,400 of government funds were maintained in the high yield money market account.

Wholesale Funding Sources and Available Liquidity

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

We use primary short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, use of wholesale time deposits, and advances taken from the Federal Reserve’s Discount Window.  Table 28 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2010 and 2009.  Currently unused but available funding sources along with a significant amount of overnight liquid funds at December 31, 2010 are considered sufficient to fund anticipated 2011 asset growth.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis.  Table 27 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 27: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal Operating Environment	Moderately Stressed Environment	Highly Stressed Environment
Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Fed Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 28 summarizes the availability of various wholesale funding sources at December 31, 2010 and 2009.

Table 28:  Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2010		December 31, 2009
	Unused, but Available	Amount Used	Unused, but Available	Amount Used

Overnight federal funds purchased	$25,500	$–	$24,500	$–
Federal Reserve discount window advances	94,980	–	74,261	–
FHLB advances under blanket mortgage lien	15,056	57,434	20,929	58,159
Repurchase agreements and other FHLB advances	17,177	31,511	45,984	28,410
Wholesale market deposits	57,388	66,831	44,176	77,195
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$211,101	$155,776	$210,850	$163,764

Funding as a percent of total assets	34.0%	25.1%	34.7%	27.0%

2010 compared to 2009

The following discussion examines each of the available but unused funding sources listed in Table 28 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

Overnight federal funds purchased

Our aggregate federal funds purchase availability of $25,500 is from three correspondent banks.  The most significant portion of the total is $12,500 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin.  We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks.  Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days.  To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less.  Bankers’ Bank defines the composite ratio to be nonperforming assets divided by capital including the allowance for loan losses calculated at our subsidiary bank level.  Due to existence of the composite ratio, an increase in nonperforming loans could impact availability of the line or subject us to further review.  In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank.  At December 31, 2010, our subsidiary bank’s composite ratio was approximately 24% and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program.  During 2010, the annualized interest rate applicable to Discount Window advances was .75%.  Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral.  We are subject to annual review and certification by the Federal Reserve to retain participation in the program.  The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above.  We were limited to a maximum advance of $94,980 at December 31, 2010 based on the BIC loan collateral pledged.  In general, Discount Window advances must be repaid or renewed each day.  No Discount Window advances were used during 2010 or 2009.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain a line of credit availability with the FHLB based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions.  We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment.  Based on the our existing $3,250 capital stock investment,  total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At December 31, 2010, we could have drawn an FHLB advance up to $7,566 of the $15,056 available without the purchase of FHLB stock.  Further advances of the remaining $7,490 available would have required us to purchase additional FHLB stock totaling $375.  After several years of no dividends, the FHLB declared a nominal annualized cash dividend of .10% during the December 2010 quarter.  We do not expect significant increases in the FHLB dividend during 2011.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at December 31, 2010.  The increase to a 60% haircut on secondary line collateral compared to the 40% haircut at December 31, 2009 reduced our borrowing capacity by approximately $7 million during 2010.  The FHLB also conducts annual audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings.  The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report.  Our current credit risk is within the normal range for a healthy member bank.  Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net losses, and other factors can increase a member’s credit risk grade.  Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage.   FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing.  The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing.  Effective in 2011, the FHLB has announced rules to ease the pledging of commercial related collateral for advances.  We currently do not pledge commercial loan collateral to the FHLB.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms.  Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal.  In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction.  Repurchase agreements could require up to several business days to receive funding.  Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity.  At December 31, 2010, $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $18.0 million are overnight repurchase agreements with local customers utilizing our treasury management services.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances.  Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously.  Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity.  At December 31, 2010, $17,177 of additional FHLB advances were available based on pledging of securities if an additional $859 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market.  We have an internal policy that limits use of brokered deposits to 20% of total assets , which gave availability of $57,388 at December 31, 2010.  Brokered certificates were 10.8% of assets at December 31, 2010 and 12.7% of assets at December 31, 2009.  Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, brokered certificate of deposit funding is expected to increase during 2011 to the extent loan growth is not funded with local deposit growth.

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

Holding company unsecured line of credit

We maintain a $1,000 line of credit with a correspondent bank as a contingency liquidity source.  No amounts were drawn on the line at December 31, 2010 or 2009.  Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank form providing these dividends as cash flow.  Because our bank holding company has approximately $892 of financing obligations per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We are subject to financial covenants associated with the line which during 2010 required our bank subsidiary to:

•	Be considered “well capitalized” at all times.
•	Maintain nonperforming assets as a percentage of equity plus the allowance for loan losses to less than 30%.
•	Maintain loan loss reserves no less than 55% of nonperforming loans.
•	Maintain total risk based capital ratio of at least 11.75%

At December 31, 2010, we were not in violation of any of the line of credit covenants.  A violation of any covenant could prevent us from utilizing the unused balance of the line of credit.  Refer to Item 8, Note 10 of the Notes to Financial Statements for more information.  We expect to renew the line of credit upon its maturity on February 28, 2011.

If liquidity needs persist after exhausting all available funds from the sources described above, we would consider more drastic methods to raise funds including, but not limited to, sale of investment securities at a loss, cessation of lending to new or existing customers, sale of branch real estate in a sale-leaseback transaction, surrender of bank owned life insurance to obtain the cash surrender value net of taxes due, packaging and sale of residential mortgage loan pools held in our portfolio, sale of foreclosed assets at a loss, and sale of mortgage servicing rights.  Such actions could generate undesirable sale losses or income tax impacts.  While sale of additional common stock or issuance of other types of capital could provide additional liquidity, the ability to find significant buyers of such capital issues during a liquidity crisis would be difficult making such a source of funding unlikely or unreliable if the liquidity crisis was caused by our deteriorating financial condition.

2009 compared to 2008

At December 31, 2009, overnight federal funds purchased totaling $24,500 were available through three correspondent banks.  During 2009, a correspondent bank providing a secondary federal funds purchased line reduced our funds availability from $10,000 to $7,000.  This change lowered our total federal funds purchased lines from $27,500 to $24,500.  During 2009, the only federal funds line used was our $12,500 line from our primary correspondent bank as part of our regular daily cash management system.

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

During 2009, the FHLB made available the pledging of certain municipal investment securities against advances, which could increase our maximum advance liquidity with the FHLB, although this increase is not reflected in Table 27 due to specific limitations on the municipal securities eligible to be pledged.  Although up to an additional $20,929 of FHLB advances could be obtained on existing mortgage collateral, due to our desire to maintain our current investment in FHLB capital stock of $3,250, the amount of unused but available FHLB advances at December 31, 2009 before additional capital stock would be required is $6,841.

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

Our parent company, PSB Holdings, Inc. maintained a $1,000 line of credit with a correspondent bank as contingency liquidity at the holding company level.  The line of credit remained unused during 2009.

Liquidity Measurements and Contingency Plan

Our liquidity management and contingency plan calls for quarterly measurement of key funding, capital, problem loan, and liquidity contingency ratios at our banking subsidiary level.  The measurements are compared to various risk levels that direct management to further responses to declining liquidity measurements as outlined below:

Risk Level 1 is defined as circumstances that create the potential for elevated liquidity risk, thus requiring an assessment of possible funding deficiencies.  Normal business operations, plans and strategies are not anticipated to be immediately impacted.

Risk Level 2 is defined as circumstances that point to an increased potential for disruptions in the Bank’s funding plans, needs and/or resources. Assessment of the probability of a liquidity crisis is more urgent, and identification and prioritization of pre-emptive alternatives and actions may be both warranted and time sensitive.

Risk Level 3 is defined as circumstances that create a likely funding problem, or are symptomatic of circumstances that are highly correlated with impending funding problems; and, therefore, are expected to require some level of immediate action depending upon the situation.

These risk parameters and other qualitative and environmental factors are considered to determine whether a “Stress Level” response is required.  Identification of a risk trigger does not automatically call for a stress level response.  The following summarizes our response plans to various degrees of liquidity stress:

Stress Level A – Management provides a written summary evaluating the warning indicators and why it is deemed unlikely that there will be a resulting liquidity challenge.

Stress Level B – Management provides an assessment of the probability of a liquidity crisis and completes a sources and uses of funds report to estimate the impact on pro forma liquidity.  Liquidity stress tests will be reviewed to ensure the scenarios being simulated are sufficiently robust and that there is adequate funding to satisfy potential demands for cash.  Various pre-emptive actions will be considered and acted on as needed.

Stress Level C – Management has determined a funding crisis is likely and documents detailed assessments of the current liquidity situation and future liquidity needs.  The Board approved action plan is carried out with vigor and may call for one or all of the following steps, among others, to mitigate the liquidity concern: sale of loans, intensify local deposit gathering programs, transferring unencumbered securities and loans to the Federal Reserve for Discount Window borrowings, curtail all lending except for specifically approved loans, reduce or suspend stock dividends, and investigate opportunities to raise new capital.

As of December 31, 2010, two capital risk triggers were exceeded based on a measurement added during 2010.  At December, 31, 2010, commercial and industrial loans were 215% of capital and commercial real estate loans were 327% of capital, exceeding their “Risk Level 1” trigger points of 200% and 300%, respectively.  Due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, we consistently exceed this trigger.  However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position.  No liquidity stress level was considered to exist at December 31, 2010.

As of December 31, 2009, no Risk Level 1 liquidity triggers were exceeded other than the projection of elevated wholesale funding needs during the March 2010 quarter due to seasonal run-off of local government deposit funds.  Projection of elevated funding needs was considered a Risk Level 1 trigger.  We did not incur difficulty replacing run-off of these seasonal funds with wholesale funds due to continued strong regulatory capital levels and existence of a large position of liquid federal funds sold at December 31, 2009.  No liquidity stress level was considered to exist at December 31, 2009.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 8.7% and 5.6% at December 31, 2010 and 2009, respectively.

CAPITAL RESOURCES

We are required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation.  Refer to Item 8, Note 19 of the Notes to Consolidated Financial Statements for these requirements and our current capital position relative to these requirements.  The Dodd-Frank Act calls for higher regulatory minimums to be considered well capitalized.  Although we expect the new capital guidelines to be published in 2011, no written guidance has yet been provided on how much the minimum levels will be raised.  In addition, regulatory limitations on fee income and higher compliance burdens are expected to spur a wave of bank consolidation and merger and acquisition activity in the coming years.  Acquisition of another bank or bank location for growth would likely pressure our regulatory capital ratios lower and increase the potential for a new common or preferred stock capital issue which could dilute existing stockholders.

The primary increase in stockholders’ equity during the three years ended December 31, 2010 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market.  Failure to remain well-capitalized would prevent us from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years.  Refer to Item 8, Statement of Changes in Stockholder’s Equity in the Consolidated Financial Statements for detailed activity in the capital accounts.  Average tangible common capital to total assets was 7.43% during 2010 and 7.27% during 2009.  Table 29 presents a reconciliation of stockholders’ equity as presented in the consolidated balance sheets for the three years ended December 31, 2010 to regulatory capital.

Table 29:  Capital Ratios

At December 31,	2010	2009	2008

Stockholders’ equity	$46,690	$42,270	$39,899
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(110)	(115)	(79)
Unrealized (gain) loss on securities available for sale	(2,528)	(1,781)	(1,468)

Tier 1 regulatory capital	51,552	47,874	45,852
Senior subordinated notes	7,000	7,000	–
Add: allowance for loan losses	5,654	6,121	5,521

Total regulatory capital	$64,206	$60,995	$51,373

Average tangible assets	$607,954	$589,241	$559,726

Risk-weighted assets (as defined by current regulations)	$449,987	$488,226	$483,503

Tier 1 capital to average tangible assets (leverage ratio)	8.48%	8.12%	8.19%
Tier 1 capital to risk-weighted assets	11.46%	9.81%	9.48%
Total capital to risk-weighted assets	14.27%	12.49%	10.63%

Capital Ratios – Peoples State Bank – Subsidiary Bank:

Tier 1 capital to average tangible assets (leverage ratio)	9.37%	9.16%	8.08%
Tier 1 capital to risk-weighted assets	12.64%	11.05%	9.36%
Total capital to risk-weighted assets	13.90%	12.30%	10.50%

Capital increased $4,420, or 10.5%, during 2010 from retained net income of $3,626 and an increase in unrealized gain on securities available for sale of $767.  We pay a regular semi-annual cash dividend as described in Item 5 of this Annual Report on Form 10-K.  Prior to 2008, we maintained an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report on Form 10-K.  Due to the difficulty and related cost of raising new capital to support asset growth at this time, we temporarily suspended the buyback program during 2008 and no shares were repurchased during the three years ended December 31, 2010.  We do not expect to buyback a significant number of shares under the program during 2011.

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

During 2008 and 2007, asset growth (primarily commercial related lending) outpaced our retained earnings growth, decreasing the average stockholders’ equity ratio and lowering the total risk-adjusted capital ratio from 11.91% at December 31, 2006 to 10.63% at December 31, 2008.  To retain “well capitalized” status under banking regulation, the total risk adjusted capital ratio must be greater than 10%.  During 2008, we applied to the U.S. Treasury Department to issue them 14,000 shares of senior preferred stock with a stated value of $1,000 per share under the TARP Capital Purchase Program (“CPP”).  To facilitate issuance of preferred stock, our shareholders approved the authorization of 30,000 shares of preferred stock at no-par value at a special meeting on December 12, 2008.  We received approval of our application to sell preferred stock to the U.S. Treasury during 2009.  However, we declined participation in the program following our approval due to concern participation in the program would be negatively perceived by customers and stakeholders as a “bailout”.  To meet this regulatory capital need, during 2009, we issued 8% Senior Subordinated Notes of $7,000 to supplement our regulatory risk based total capital.  Refer to

Item 8, Note 11 in the Notes to Consolidated Financial Statements for detailed information on the Senior Subordinated Notes issue.

We have issued trust preferred securities represented by junior subordinated debentures on the Consolidated Balance Sheets which may provide up to 25% of our total Tier 1 regulatory capital.  Refer to Item 8, Note 12 in the Notes to Consolidated Financial Statements for detailed information on the trust preferred security issue.  The Dodd-Frank Act no longer permits us to issue new trust preferred securities as Tier 1 capital as in prior years, although our existing $7.5 million trust preferred capital securities are grandfathered as Tier 1 capital.

Senior Subordinated Notes and Junior Subordinated Debentures represent approximately 23% of our total regulatory capital.  Unlike our common stock, these capital obligations require regular quarterly interest payments that may not be eliminated if our financial condition were to deteriorate (although the interest payments on junior subordinated notes could be deferred for up to five years before considered a default of the debt).  Therefore, we expect any future capital needs during the next several years beyond retained earnings from operations to be met via issuance of our authorized common or preferred stock, although no current plans for issuance of common or preferred stock exist.

In December 2010, the U.S. Treasury introduced a new small bank capital program known as the “Small Business Lending Fund” established by the Small Business Jobs Act with funding up to $30 billion in an effort to spur small business lending.  Under the program, only available to well performing banks less than $10 billion in assets such as us, banks may issue Preferred Stock to the U.S. Treasury with a variable dividend rate that could later be fixed as low as 1% depending on the level of small business lending growth during the first 10 quarters following issuance of the preferred stock.  The preferred stock dividend later resets to 9% on the 4 ½ year anniversary of the preferred stock issue until repaid.  We are evaluating whether such temporarily low cost capital could be used to spur lending and income growth and are investigating other costs and limitations associated with the government plan.

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 14.27% at December 31, 2010 compared to 12.49% at December 31, 2009.  Current regulations require a minimum total risk adjusted capital ratio of 10.00% to be considered well-capitalized.  During 2010, total risk weighted assets declined from recognition of certain five or more family real estate mortgage loans as subject to 50% risk weighting, rather than the 100% risk weighting assigned in prior years.  In addition, we were relieved of a guarantee liability on customer debt to a correspondent bank during 2010 which further reduced risk weighted assets and increased the total risk adjusted capital ratio.  These changes, along with retained 2010 net income, increased total regulatory capital significantly higher than 2009.

We maintain an incentive stock option plan approved by stockholders during 2001 and a restricted stock plan as described in Item 8, Note 18 of the Notes to Consolidated Financial Statements.  The total expense recognized under both plans was $43, $25, and $10 during 2010, 2009, and 2008, respectively.

OFF-BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA.  As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to November 2008.  Refer to Item 8, Notes 4, 6, and 17 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program.  These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities.  We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account.  The north central Wisconsin residential real estate market is experiencing similar home value declines as the state of Wisconsin as a whole, which are moderate when compared to other states in the country.  The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation.  Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at December 31, 2010, and $1,901 at December 31, 2009, and 2008.  During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans.  More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 30.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 17 of the Notes to Consolidated Financial Statements.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Residential Mortgage Loan Servicing

We service $260,097 and $237,764 of residential real estate loans which have been sold to the FHLB and FNMA at December 31, 2010 and 2009, respectively.  Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets.  An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA.

For loans originated and sold to the FHLB prior to November 2008, we are also paid an annualized “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB impacting $70,209, or 27%, of loans serviced for the FHLB at December 31, 2010 compared to $102,659, or 44%, at December 31, 2009.  See also “Off Balance Sheet Arrangements” in Item 8, Note 17 and “Loans” in Note 4 of the Notes to Consolidated Financial Statements.  Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income.  Because no further loans are sold to the FHLB with our credit enhancement, we expect credit enhancement fees to decline in future years as this serviced principal is repaid.  Credit enhancements fees were $29 in 2010, $105 in 2009, and $158 in 2008.  Refer to Item 8, Note 6 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue.  We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.  Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

Losses incurred by the FHLB on loans in the MPF 100 program and the MPF 125 program are absorbed by the FHLB in their First Loss Account.  If cumulative losses were to exceed the First Loss Account, we would reimburse the FHLB for any excess losses up to the extent of our Credit Enhancement Guarantee.  Ten years after the original pool master commitment date, the First Loss Account and the Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool.  These factors are further reset every subsequent five years until the pool is repaid.  During 2010, the MPF 100 program reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 30.  The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

Due to historical strength of mortgage borrowers in our markets and relative stability of collateral home values, and the original 1% of principal First Loss Account provided by the FHLB, we believe the possibility of losses under guarantees to the FHLB to be remote.  Since inception of our pools containing guarantees to the FHLB in 2000, only $0.2 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.  Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by us.  Loans originated and sold to the FHLB under their XTRA program do not require credit enhancement and PSB has no risk of principal loss on such loans properly underwritten and sold.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities.  Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations.  We have originated loans to these secondary market providers since 2000 and have never been required to repurchase a loan for underwriting or servicing violations and do not expect to be required to repurchase loans in the near term.

Table 30 summarizes the various programs and investors for which we serviced loans as of December 31, 2010 and 2009.

Table 30:  Residential Mortgage Loan Servicing for Others

At December 31, 2010:
Agency Program	Principal Serviced	Loan Count	Weighted Average Coupon Rate	Avg. Monthly Payment Seasoning	PSB Credit Enhancement Guarantee	Agency Funded First Loss Account	Mortgage Servicing Right, net
							$	%

FHLB MPF 100	$25,245	426	5.38%	92	$94	$353	$70	0.28%
FHLB MPF 125	44,964	448	5.75%	54	1,851	1,651	146	0.32%
FHLB XTRA	178,183	1,291	4.63%	12	n/a	n/a	832	0.47%
FNMA	11,705	84	4.44%	12	n/a	n/a	52	0.44%

Totals	$260,097	2,249	4.89%	27	$1,945	$2,004	$1,100	0.42%

At December 31, 2009:
($000s)	Principal Serviced	Loan Count	Weighted Average Coupon Rate	Avg. Monthly Payment Seasoning	PSB Credit Enhancement Guarantee	Agency Funded First Loss Account	Mortgage Servicing Right, net
							$	%

FHLB MPF 100	$39,908	587	5.41%	81	$499	$2,494	$144	0.36%
FHLB MPF 125	62,751	591	5.78%	44	1,851	1,753	280	0.45%
FHLB XTRA	130,541	902	4.83%	7	n/a	n/a	699	0.54%
FNMA	4,564	34	5.37%	14	n/a	n/a	24	0.53%

Totals	$237,764	2,114	5.19%	29	$2,350	$4,247	$1,147	0.49%

During 2010 and 2009, we experienced large amounts of growth in our serviced mortgage loan portfolio totaling $22,333, up 9.4% during 2010 and $51,859, up 28% during 2009, as borrowers refinanced loans during a period of historically low interest rates.  We do not expect such serviced loan growth to continue during 2011.

Contractual Obligations

We are party to various contractual obligations requiring use of funds as part of our normal operations.  Table 31 outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Nonmaturity deposits and overnight federal funds purchased and overnight repurchase obligations are not included in Table 31 because they are not classified as long-term obligations.  Most of these obligations shown in the Table, including FHLB advances and time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash.  However, renewal of these obligations is dependent on our ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB.  Our funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis as outlined under the section labeled, “LIQUIDITY” in this Annual Report on Form 10-K.

Table 31:  Long-Term Contractual Obligations at December 31, 2010

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Federal Home Loan Bank advances	$57,434	$7,310	$18,075	$32,049	$–
Long-term other borrowings	13,500	–	–	8,000	5,500
Senior subordinated notes	7,000	–	–	–	7,000
Junior subordinated debentures	7,732	–	–	–	7,732
Deferred compensation agreements	1,948	7	93	287	1,561
Post-retirement health insurance benefits plan	108	10	23	28	47
Branch bank operating lease commitments	77	54	23	–	–
Executive officer severance benefits	8	8	–	–	–

Total long-term contractual obligations before time deposits	87,807	7,389	18,214	40,364	21,840
Time deposits	170,228	83,322	59,568	27,338	–

Total long-term contractual obligations including time deposits	$258,035	$90,711	$77,782	$67,702	$21,840

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors
PSB Holdings, Inc.
Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP
Wipfli LLP

March 4, 2011
Wausau, Wisconsin

Consolidated Balance Sheets
December 31, 2010 and 2009
(dollars in thousands except per share data)

Assets	2010	2009

Cash and due from banks	$9,601	$15,010
Interest-bearing deposits and money market funds	227	731
Federal funds sold	30,503	10,596

Cash and cash equivalents	40,331	26,337

Securities available for sale (at fair value)	55,273	106,185
Securities held to maturity (fair value $51,662)	53,106	0
Bank certificates of deposit	2,484	0
Loans held for sale	436	0
Loans receivable, net of allowance for loan losses	431,801	437,633
Accrued interest receivable	2,238	2,142
Foreclosed assets	4,967	3,776
Premises and equipment, net	10,464	10,283
Mortgage servicing rights, net	1,100	1,147
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	10,899	10,489
Other assets	4,744	5,612

TOTAL ASSETS	$621,093	$606,854

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$57,932	$60,003
Interest-bearing	407,325	398,728

Total deposits	465,257	458,731

Federal Home Loan Bank advances	57,434	58,159
Other borrowings	31,511	28,410
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	5,469	4,552

Total liabilities	574,403	564,584

Stockholders’ equity:
Preferred stock – No par value:
Authorized – 30,000 shares; no shares issued or outstanding
Common stock – No par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,751,431 shares	1,751	1,751
Outstanding – 1,564,297 and 1,559,314 shares, respectively
Additional paid-in capital	5,506	5,599
Retained earnings	41,974	38,348
Accumulated other comprehensive income	2,528	1,776
Treasury stock, at cost – 187,134 and 192,117 shares, respectively	(5,069)	(5,204)

Total stockholders’ equity	46,690	42,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,093	$606,854
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Years Ended December 31, 2010, 2009, and 2008
(dollars in thousands except per share data)

	2010	2009	2008

Interest and dividend income:
Loans, including fees	$25,419	$24,903	$25,107
Securities:
Taxable	2,946	3,117	3,325
Tax-exempt	1,265	1,375	1,366
Other interest and dividends	35	12	109

Total interest and dividend income	29,665	29,407	29,907

Interest expense:
Deposits	6,974	8,701	11,602
Federal Home Loan Bank advances	1,864	2,227	2,541
Other borrowings	741	733	903
Senior subordinated notes	567	341	0
Junior subordinated debentures	420	454	454

Total interest expense	10,566	12,456	15,500

Net interest income	19,099	16,951	14,407
Provision for loan losses	1,795	3,700	885

Net interest income after provision for loan losses	17,304	13,251	13,522

Noninterest income:
Service fees	1,786	1,448	1,581
Mortgage banking, net	1,472	1,850	1,040
Investment and insurance sales commissions	633	464	460
Net gain (loss) on sale and writedown of securities	(20)	521	(991)
Increase in cash surrender value of bank-owned life insurance	410	411	369
Loss on sale of premises and equipment	(6)	(98)	(14)
Other operating income	1,088	980	739

Total noninterest income	5,363	5,576	3,184

Noninterest expense:
Salaries and employee benefits	8,467	7,452	6,844
Occupancy and facilities	1,863	1,822	1,943
Loss on foreclosed assets	849	1,130	6
Data processing and other office operations	1,174	957	962
Advertising and promotion	355	355	336
FDIC insurance premiums	782	986	284
Other operating expense	2,435	2,127	2,191

Total noninterest expense	15,925	14,829	12,566

Income before income taxes	6,742	3,998	4,140
Provision for income taxes	1,988	882	839

Net income	$4,754	$3,116	$3,301

Basic earnings per share	$3.04	$2.00	$2.13

Diluted earnings per share	$3.04	$2.00	$2.13

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010, 2009, and 2008
(dollars in thousands except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Totals

Balance, January 1, 2008	$1,887	$9,493	$34,081	$423	$(9,269)	$36,615

Comprehensive income:
Net income			3,301			3,301
Unrealized gain on securities
available for sale, net of tax of $220				427		427
Reclassification adjustment for net security loss,
included in net income, net of tax of $391				600		600

Total comprehensive income						4,328

Return treasury stock to unissued shares	(136)	(3,541)			3,677	0
Grants of restricted stock		(106)			106	0
Vesting of restricted stock		10				10
Cash dividends declared $.68 per share			(1,051)			(1,051)
Cash dividends declared on unvested restricted stock			(3)			(3)

Balance, December 31, 2008	1,751	5,856	36,328	1,450	(5,486)	39,899

Comprehensive income:
Net income			3,116			3,116
Unrealized gain on securities
available for sale, net of tax of $530				642		642
Reclassification adjustment for net security gain,
included in net income, net of tax of $205				(316)		(316)

Total comprehensive income						3,442

Grants of restricted stock		(282)			282	0
Vesting of restricted stock		25				25
Cash dividends declared $.70 per share			(1,082)			(1,082)

Cash dividends declared on unvested restricted stock			(14)			(14)

Balance, December 31, 2009	1,751	5,599	38,348	1,776	(5,204)	42,270

Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Years Ended December 31, 2010, 2009, and 2008
(dollars in thousands except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Totals

Balance, December 31, 2009	$1,751	$5,599	$38,348	$1,776	$(5,204)	$42,270
(Brought Forward)

Comprehensive income:
Net income			4,754			4,754
Unrealized gain on securities
available for sale, net of tax of $551				847		847
Reclassification adjustment for net security
loss, included in net income, net of tax of $8				12		12
Amortization of unrealized gain on securities
available for sale transferred to securities held to
maturity included in net income, net of tax of $60				(92)		(92)
Unrealized loss on interest rate swap,
net of tax of $31				(48)		(48)
Reclassification of interest rate swap settlements
included in earnings, net of tax of $21				33		33

Total comprehensive income						5,506

Grants of restricted stock		(135)			135	0
Vesting of restricted stock		42				42
Cash dividends declared $.72 per share			(1,113)			(1,113)
Cash dividends declared on unvested restricted stock			(15)			(15)

Balance, December 31, 2010	$1,751	$5,506	$41,974	$2,528	$(5,069)	$46,690

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008
(dollars in thousands except per share data)

	2010	2009	2008

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$4,754	$3,116	$3,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	2,126	1,951	1,648
Benefit for deferred income taxes	(300)	(802)	(763)
Provision for loan losses	1,795	3,700	885
Deferred net loan origination costs	(322)	(470)	(557)
Proceeds from sales of loans held for sale	94,005	140,574	61,882
Originations of loans held for sale	(93,579)	(139,373)	(61,157)
Gain on sale of loans	(1,462)	(1,750)	(888)
Provision for (recapture of) mortgage servicing rights valuation allowance	121	(113)	158
Net loss on sale of premises and equipment	6	98	14
Realized (gain) loss on sale and writedown of securities available for sale	20	(521)	991
Net (gain) loss on sale and provision for write-down of foreclosed assets	385	916	(23)
Increase in cash surrender value of bank owned life insurance	(410)	(411)	(369)
Changes in operating assets and liabilities:
Accrued interest receivable	(96)	53	188
Other assets	785	(3,433)	54
Accrued expenses and other liabilities	891	129	(2)

Net cash provided by operating activities	8,719	3,664	5,362

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	25,447	24,445	25,281
Proceeds from sale of securities available for sale	0	10,146	0
Proceeds from maturities of securities held to maturity	1,310	0	0
Payment for purchase of securities available for sale	(27,701)	(36,722)	(30,242)
Payment for purchase of securities held to maturity	(450)	0	0
Purchase of bank certificates of deposit	(2,484)	0	0
Purchase of Federal Home Loan Bank stock	0	0	(233)
Net (increase) decrease in loans	1,496	(22,355)	(39,013)
Capital expenditures	(1,014)	(254)	(780)
Proceeds from sale of premises and equipment	0	0	12
Proceeds from sale of foreclosed assets	897	1,578	565
Purchase of bank-owned life insurance	0	(109)	(872)

Net cash used in investing activities	(2,499)	(23,271)	(45,282)

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2010, 2009, and 2008
(dollars in thousands except per share data)

	2010	2009	2008

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$(2,071)	$5,770	$(1,237)
Net increase in interest-bearing deposits	8,597	25,160	27,032
Net increase (decrease) in Federal Home Loan Bank advances	(725)	(6,841)	8,000
Net increase (decrease) in other borrowings	3,101	2,779	(776)
Proceeds from issuance of senior subordinated notes	0	7,000	0
Dividends declared	(1,128)	(1,096)	(1,054)

Net cash provided by financing activities	7,774	32,772	31,965

Net increase (decrease) in cash and cash equivalents	13,994	13,165	(7,955)
Cash and cash equivalents at beginning	26,337	13,172	21,127

Cash and cash equivalents at end	$40,331	$26,337	$13,172

Supplemental cash flow information:
Cash paid during the year for:
Interest	$10,693	$12,719	$15,666
Income taxes	1,553	2,160	1,631

Noncash investing and financing activities:
Loans charged off	$1,465	$1,636	$284
Loans transferred to foreclosed assets	3,030	7,593	410
Loans originated on sale of foreclosed properties	557	1,844	0
Grants of unvested restricted stock at fair value	75	150	100
Vesting of restricted stock grants	42	25	10
Transfer of securities available for sale to securities held to maturity, at fair value	54,130	0	0
Amortization of unrealized gain on securities held to maturity transferred
from securities available for sale	152	0	0

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of PSB Holdings, Inc. and its subsidiary, Peoples State Bank.  Peoples State Bank owns and operates a Nevada subsidiary, PSB Investments, Inc., to manage the Bank’s investment securities.  All significant intercompany balances and transactions have been eliminated.  The accounting and reporting policies of PSB conform to accounting principles generally accepted in the United States (GAAP) and to the general practices within the banking industry.  Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary, Peoples State Bank.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing right assets, and the valuation of investment securities.

Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash and due from banks, interest-bearing deposits and money market funds, and federal funds sold, all of which have original maturities of three months or less.

Securities

Securities are assigned an appropriate classification at the time of purchase in accordance with management’s intent.  Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.  Amortization of the net unrealized gain on securities held to maturity that were transferred from securities available for sale is recognized in other comprehensive income using the interest method over the estimated lives of the securities.  Amortization of premiums and accretion of discounts on purchased securities held to maturity is recognized in interest income using the interest method over the estimated lives of the securities.

Trading securities include those securities bought and held principally for the purpose of selling them in the near future.  PSB has no trading securities.

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources.  Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects, in a separate component of stockholders’ equity.  Amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the estimated lives of the securities.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired.  A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement.  Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition.  Large groups of homogeneous loans, such as mortgage and consumer loans, are collectively evaluated for impairment.  Specific allowances on impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectibility resulting from information available to them at the time of their examination.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

PSB records originated mortgage servicing rights (OMSR) as a component of mortgage banking income when the obligation to service such loans has been retained.  The initial value recorded for OMSR is based on the fair values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described.  The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments.  In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization.  During periods of falling long-term interest rates, prepayments would likely accelerate increasing amortization of existing OMSR against servicing fee income and impair the value of OMSR as described below.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Advertising and Promotional Costs

Costs relating to PSB’s advertising and promotion are generally expensed when paid.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded at their fair values.  If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings.  Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings.  Ineffective portions of hedges are reflected in income.  The fair value of derivative instruments is not offset against cash collateral paid to secure those instruments but is reflected as gross amounts outstanding.

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

Accumulated Other Comprehensive Income (Loss)

PSB’s accumulated other comprehensive income (loss) is composed of the unrealized gain (loss) on securities available for sale, net of tax, unrealized gain (loss) on interest rate swaps used for cash flow hedges after reclassification of settlements of the hedged item, net of tax, and unamortized unrealized gain on securities transferred to securities held to maturity from securities available for sale, net of tax, and is shown on the consolidated statements of changes in stockholders’ equity.

Current Accounting Changes

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation.  New authoritative accounting guidance under ASC Topic 810 amended prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010, but had no significant impact to PSB’s financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 was effective for transactions occurring after December 31, 2009, and did not have a significant impact on PSB’s financial statements.

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

FASB ASC Topic 310, Receivables.  New authoritative accounting guidance issued in July 2010 under ASC Topic 310, Receivables, requires extensive new disclosures surrounding the allowance for loan losses although it does not change any credit loss recognition or measurement rules.  The new rules require disclosures to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan.  In addition, disclosures on internal credit grading metrics and information on impaired and nonaccrual loans are also required.  The new period-end disclosures were effective for financial periods ending December 31, 2010, while disclosures of loan loss allowance activity are effective for the quarter ended March 31, 2011.  Disclosures concerning restructured loans were deferred but expected to be effective for quarterly periods beginning June 30, 2011.  Adoption of these new disclosures under ASC Topic 310 did not have a significant impact on PSB’s financial statements.

FASB ASC Topic 805, Business Combinations.  On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, Business Combinations, became applicable to PSB’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  ASC Topic 805 also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Adoption of these accounting changes did not have a material impact to PSB’s financial statements.

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

FASB ASC Topic 260, Earnings Per Share.  On January 1, 2009, PSB adopted new authoritative accounting guidance under FASB ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) such as awards to PSB employees granted under PSB’s restricted stock compensation program are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Adoption of this new accounting guidance lowered 2008 basic earnings per share by $.01 as prior periods’ earnings per share are adjusted retrospectively when shown comparatively with 2010 and 2009 earnings per share.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative disclosure guidance under Topic 820 was designed to increase transparency of fair value disclosures.  Under the new guidance, transfers between fair value Levels 1 and 2 must be described and disclosed separately.  In addition, the reconciliation of Level 3 fair value measurements should present activity separately rather than as one net number.  Also, fair value measurement disclosures should include disclosures for each class of assets and liabilities, which class may be a subset of a line item in the consolidated balance sheet.  Lastly, disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring items are required for measurements that fall in either Level 2 or Level 3.  The new disclosures were effective for interim periods beginning January 1, 2010, except for disclosures related to items in the reconciliation of Level 3 fair value measurements, which are effective for interim periods beginning January 1, 2011.  The new disclosure did not have a significant impact on the presentation of PSB’s financial statements.

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

FASB ASC Topic 320, Investments - Debt and Equity Securities. New authoritative accounting guidance under ASC Topic 320, Investments - Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  PSB adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 on June 30, 2009.  Adoption of the new guidance did not significantly impact PSB’s financial statements.

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

Subsequent Events

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2010, but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the release date.

NOTE 2	CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits.  The total required reserve balance was approximately $25 at December 31, 2010 and 2009.

PSB is also required to provide collateral on interest rate swap agreements with counterparties.  The total required collateral on deposit with counterparties was $350 at December 31, 2010 and $0 at December 31, 2009.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks, some of which are participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program.  Consequently, the majority of account balances with correspondent banks, except the FHLB and U.S. Bank, were guaranteed at December 31, 2010.  PSB also maintains cash balances in money market mutual funds.  Such balances are not insured.  Uninsured cash and cash equivalent balances totaled $45 and $731 at December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 3	SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010

Securities available for sale

U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$1,003	$38	$0	$1,041
U.S. agency issued residential mortgage-backed securities	16,580	1,110	0	17,690
U.S. agency issued residential collateralized mortgage obligations	34,934	652	75	35,511
Privately issued residential collateralized mortgage obligations	964	18	2	980
Other equity securities	51	0	0	51

Totals	$53,532	$1,818	$77	$55,273

Securities held to maturity

Obligations of states and political subdivisions	$51,234	$7	$1,435	$49,806
Nonrated trust preferred securities	1,468	25	37	1,456
Nonrated senior subordinated notes	404	0	4	400

Totals	$53,106	$32	$1,476	$51,662

December 31, 2009

Securities available for sale

U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$10,003	$224	$0	$10,227
Obligations of states and political subdivisions	46,022	1,335	179	47,178
U.S. agency issued residential mortgage-backed securities	22,617	1,251	0	23,868
U.S. agency issued residential collateralized mortgage obligations	21,965	438	57	22,346
Privately issued residential collateralized mortgage obligations	925	11	0	936
Nonrated trust preferred securities	1,650	0	88	1,562
Other equity securities	73	0	5	68

Totals	$103,255	$3,259	$329	$106,185

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Nonrated trust preferred securities at December 31, 2010 and 2009 consist of separate obligations issued by three holding companies headquartered in Wisconsin.

Nonrated senior subordinated notes at December 31, 2010, consist of one obligation issued by a Wisconsin state chartered bank.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2010

Securities available for sale

U.S. agency issued residential
collateralized mortgage obligations	$7,836	$75	$0	$0	$7,836	$75
Privately issued residential
collateralized mortgage obligations	253	2	0	0	253	2

Totals	$8,089	$77	$0	$0	$8,089	$77

Securities held to maturity

Obligations of states and political subdivisions	$43,627	$1,435	$0	$0	$43,627	$1,435
Nonrated trust preferred securities	0	0	596	37	596	37
Nonrated senior subordinated notes	400	4	0	0	400	4

Totals	$44,027	$1,439	$596	$37	$44,623	$1,476

2009

Securities available for sale

Obligations of states and political subdivisions	$7,412	$170	$532	$9	$7,944	$179
U.S. agency issued residential
collateralized mortgage obligations	2,427	57	0	0	2,427	57
Nonrated trust preferred securities	0	0	1,562	88	1,562	88
Other equity securities	20	5	0	0	20	5

Totals	$9,859	$232	$2,094	$97	$11,953	$329

At December 31, 2010, 177 debt and equity securities had unrealized losses with aggregate depreciation of 2.95% from the amortized cost basis.  These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase or reclassification from available for sale to held to maturity classification and are not due to changes in the financial condition of the issuers.  However, the unrealized loss on nonrated trust preferred securities is due to an increase in credit spreads for risk on such investments demanded in the market, but not specific to the securities held by PSB.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements.  Since management does not intend to sell and has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities and senior subordinated notes at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$500	$505	$3,633	$3,637
Due after one year through five years	503	536	13,650	13,512
Due after five years through ten years	0	0	27,751	26,744
Due after ten years	0	0	8,072	7,769

Subtotals	1,003	1,041	53,106	51,662
Mortgage-backed securities and collateralized mortgage obligations	52,478	54,181	0	0

Totals	$53,481	$55,222	$53,106	$51,662

Securities with a fair value of $60,111, and $51,189 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

There was no sale of securities during 2010.  During 2010, PSB realized a loss of $20 ($12 after tax benefits) on recognition of other than temporary impairment to the amortized cost basis of its remaining investment in FNMA preferred stock.  During 2009, proceeds from the sale of securities totaled $10,146 with a gross gain of $531 ($322 after-tax effects) and a gross loss of $10 ($6 after-tax effects).  There was no sale of securities during 2008.  During 2008, PSB realized a loss of $991 ($600 after-tax benefits) on recognition of other than temporary impairment to the historical cost basis of its investment in FNMA preferred stock.

During 2010, PSB transferred all of its municipal, trust preferred, and senior subordinated note securities from the available-for-sale classification to the held-to-maturity classification to better reflect its intent and practice to hold these long-term debt securities until maturity.  Fair value of the securities was $54,130 at the time of the transfer, which included a $2,552 unrealized gain over the existing amortized cost basis.  The unrealized gain will be amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities.  Scheduled amortization of the transfer date unrealized gain is as follows:

2010	$152
2011	538
2012	458
2013	396
2014	335
2015	274
Thereafter	399

Total	$2,552

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 4	LOANS

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2010	2009

Commercial, industrial, and municipal	$129,063	$132,542
Commercial real estate mortgage	180,937	178,071
Construction and development	35,310	43,246
Residential real estate mortgage	71,675	66,879
Residential real estate home equity	23,774	23,769
Consumer and individual	3,929	4,355

Subtotals – Gross loans	444,688	448,862
Loans in process of disbursement	(5,177)	(3,933)

Subtotals – Disbursed loans	439,511	444,929
Net deferred loan costs	250	315
Allowance for loan losses	(7,960)	(7,611)

Net loans receivable	$431,801	$437,633

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest.  The rate of interest on some of these loans is capped over the life of the loan.  At December 31, 2010 and 2009, PSB held $9,450 and $16,931, respectively, of variable rate loans with interest rate caps.  At December 31, 2010, none of the loans had reached the interest rate cap.

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

	2010	2009

Loans outstanding at beginning	$7,518	$8,946
New loans	1,458	2,604
Repayments	(1,196)	(4,032)

Loans outstanding at end	$7,780	$7,518

At December 31, 2010 and 2009, PSB had total loans receivable of approximately $5,295 and $4,633, respectively, from one related party.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2010	2009	2008

Impaired loans without a valuation allowance	$8,773	$3,772	$3,490
Impaired loans with a valuation allowance	2,643	9,452	6,195

Total impaired loans before valuation allowances	11,416	13,224	9,685
Valuation allowance related to impaired loans	1,496	1,988	547

Net impaired loans	$9,920	$11,236	$9,138

	Years Ended December 31,
	2010	2009	2008

Average recorded investment, net of allowance for loan losses	$10,122	$12,584	$9,862

Interest income recognized	$421	$287	$369

Interest income recognized on a cash basis on impaired loans	$0	$0	$0

No additional funds are committed to be advanced in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2010 and 2009 were $9,039 and $13,298, respectively.  There were no loans past due 90 days or more but still accruing income at December 31, 2010 and 2009.

An analysis of the allowance for loan losses for the three years ended December 31 follows:

	2010	2009	2008

Balance, January 1	$7,611	$5,521	$4,850
Provision charged to operating expense	1,795	3,700	885
Recoveries on loans	19	26	70
Loans charged off	(1,465)	(1,636)	(284)

Balance, December 31	$7,960	$7,611	$5,521

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The allowance for loan losses for the year ended December 31, 2010, follows:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for
loan losses:

Beginning balance	$3,525	$3,706	$191	$189	$0	$7,611
Provision	784	416	474	121	0	1,795
Recoveries	7	0	8	4	0	19
Charge-offs	(454)	(448)	(462)	(101)	0	(1,465)

Ending balance	$3,862	$3,674	$211	$213	$0	$7,960

Individually evaluated for impairment	$1,126	$370	$0	$0	$0	$1,496

Collectively evaluated for impairment	$2,736	$3,304	$211	$213	$0	$6,464

Loans receivable (gross):

Individually evaluated for impairment	$5,222	$6,194	$0	$0	$0	$11,416

Collectively evaluated for impairment	$128,085	$192,739	$108,519	$3,929	$0	$433,272

The commercial credit exposure based on internally assigned credit grade at December 31, 2010, follows:

	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (risk rating 1)	$83	$0	$0	$0	$0	$83
Minimal risk (2)	3,854	27,792	1,055	664	1,922	35,287
Average risk (3)	57,667	107,639	7,865	1,507	6,024	180,702
Acceptable risk (4)	37,373	33,482	12,594	293	0	83,742
Watch risk (5)	10,303	6,560	145	0	0	17,008
Substandard risk (6)	4,797	3,010	237	0	0	8,044
Substandard risk – Workout
and foreclosure (7)	4,218	2,454	345	358	0	7,375

Total	$118,295	$180,937	$22,241	$2,822	$7,946	$332,241

The consumer credit exposure based on payment activity at December 31, 2010, follows:

	Residential- Prime	Residential- HELOC	Construction and Development	Consumer	Total

Performing	$70,242	$23,632	$12,928	$3,851	$110,653
Nonperforming	1,433	142	141	78	1,794

Total	$71,675	$23,774	$13,069	$3,929	$112,447

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The payment age analysis of loans receivable disbursed at December 31, 2010, follows:

Loan Class	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total Loans	90+ and Accruing

Commercial:

Commercial and industrial	$2,235	$694	$2,305	$5,234	$113,061	$118,295	$0
Agricultural	0	0	72	72	2,750	2,822	0
Government	0	0	0	0	7,946	7,946	0

Commercial real estate:

Commercial real estate	178	355	1,545	2,078	178,859	180,937	0
Construction and development	0	145	448	593	17,930	18,523	0

Residential real estate:

Residential – Prime	649	267	758	1,674	70,001	71,675	0
Residential – HELOC	26	35	78	139	23,635	23,774	0
Construction and development	17	0	99	116	11,494	11,610	0

Consumer	8	3	78	89	3,840	3,929	0

Total	$3,113	$1,499	$5,383	$9,995	$429,516	$439,511	$0

The impaired loans at December 31, 2010, follows:

	Unpaid Principal Balance	Related Allowance	Recorded Investment	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Commercial and industrial	$3,212	$0	$3,212	$5,372	$332
Commercial real estate	5,324	0	5,324	3,456	86
Construction and development	239	0	239	119	0

With an allowance recorded:

Commercial and industrial	$2,010	$1,126	$884	$925	$0
Commercial real estate	631	370	261	250	3

Totals:

Commercial	$5,222	$1,126	$4,096	$6,297	$332
Commercial real estate	$6,194	$370	$5,824	$3,825	$89

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The loans on nonaccrual status at December 31, 2010, follows:

Commercial:

Commercial and industrial	$4,546
Agricultural	72
Government	0

Commercial real estate:

Commercial real estate	2,119
Construction and development	508

Residential real estate:

Residential - Prime	1,433
Residential - HELOC	142
Construction and development	141

Consumer	78

Total	$9,039

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB.  At December 31, 2010, PSB serviced payments on $70,209 of first lien residential loan principal under these terms for the FHLB.  At December 31, 2010, the maximum PSB obligation for such guarantees would be approximately $1,945 if total foreclosure losses on the entire pool of loans exceed approximately $2,004.  Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote.  PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible losses.

At December 31, 2010, PSB had originated and sold $5,288 of commercial and commercial real estate loans to other participating financial institutions to accommodate customer credit needs and maintain compliance with internal and external large borrower limits.  Likewise, at December 31, 2010, PSB had purchased $13,305 of commercial and commercial real estate loans originated by other Wisconsin-based financial institutions as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers.  PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB, and no servicing right asset or liability has been recognized on these relationships.  Any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

NOTE 5	FORECLOSED ASSETS

A summary of activity in foreclosed assets for the period ended December 31 is as follows:

	2010	2009

Balance at beginning of year	$3,776	$521

Transfer of loans at net realizable value to foreclosed assets	3,030	7,593
Sale proceeds	(897)	(1,578)
Loans made on sale of foreclosed assets	(557)	(1,844)
Net gain (loss) from sale of foreclosed assets	20	(439)
Provision for write-down charged to operations	(405)	(477)

Balance at end of year	$4,967	$3,776

Net gain and loss from the sale of foreclosed assets as well as the provision to expense for the partial write-down of foreclosed assets prior to sale are recorded as loss on foreclosed assets.  Loss on foreclosed assets also includes periodic holding costs

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

related to foreclosed assets.  The total loss on foreclosed assets was $849, $1,130, and $6 during the years ended 2010, 2009, and 2008, respectively.

NOTE 6	MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $260,097 and $237,764 at December 31, 2010 and 2009, respectively.  The following is a summary of changes in the balance of MSRs:

	Originated MSR	Valuation Allowance	Total

Balance at January 1, 2008	$926	$(37)	$889

Additions from originated servicing	360	0	360
Amortization charged to earnings	(306)	0	(306)
Change in valuation allowance charged to earnings	0	(158)	(158)

Balance at December 31, 2008	980	(195)	785

Additions from originated servicing	825	0	825
Amortization charged to earnings	(576)	0	(576)
Change in valuation allowance credited to earnings	0	113	113

Balance at December 31, 2009	1,229	(82)	1,147

Additions from originated servicing	550	0	550
Amortization charged to earnings	(476)	0	(476)
Change in valuation allowance charged to earnings	0	(121)	(121)

Balance at December 31, 2010	$1,303	$(203)	$1,100

The table below summarizes the components of PSB’s mortgage banking income for the three years ended December 31.

	Years Ending December 31,
	2010	2009	2008

Cash gain on sale of mortgage loans	$861	$956	$368
Originated mortgage servicing rights	550	825	360
Increase (decrease) in accrued mortgage rate lock commitments	51	(153)	160

Gain on sale of mortgage loans	1,462	1,628	888

Mortgage servicing fee income	578	580	458
FHLB credit enhancement fee income	29	105	158
Amortization of mortgage servicing rights	(476)	(576)	(306)
Decrease (increase) in servicing right valuation allowance	(121)	113	(158)

Loan servicing fee income, net	10	222	152

Mortgage banking income, net	$1,472	$1,850	$1,040

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 7	PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31 follows:

	2010	2009

Land	$2,235	$2,235
Buildings and improvements	9,263	9,205
Furniture and equipment	4,736	4,700

Total cost	16,234	16,140
Less – Accumulated depreciation and amortization	5,770	5,857

Totals	$10,464	$10,283

Depreciation and amortization charged to operating expenses amounted to $827 in 2010, $801 in 2009, and $907 in 2008.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease. The noncancelable branch location lease expires in May 2012.  The lease is classified as operating.  Future minimum payments under the noncancelable lease total $54 during 2011 and $23 during 2012.

Rental expense for all operating leases was $67, $67, and $66, for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 8	DEPOSITS

The distribution of deposits at December 31 is as follows:

	2010	2009

Non-interest-bearing demand	$57,932	$60,003
Interest-bearing demand (NOWs)	106,569	92,567
Wholesale market interest-bearing demand (NOWs)	0	9,501
Savings	24,662	23,394
Money market	105,866	94,356
Retail time	103,397	111,216
Wholesale market and national time	66,831	67,694

Total deposits	$465,257	$458,731

The scheduled maturities of time deposits at December 31, 2010, are summarized as follows:

2011	$83,322
2012	36,679
2013	22,889
2014	13,427
2015	13,911
Thereafter	0

Total	$170,228

Time deposits with individual balances of $100 and over totaled $118,207 and $118,344 at December 31, 2010 and 2009, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2010 and 2009 totaled $11,638 and $2,918, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 9	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31 consist of the following:

	Scheduled Maturity	Range of Rates	Weighted Average Rate	Amount

2010

Fixed rate, interest only	2011	0.97%-3.71%	3.05%	$7,310
Fixed rate, interest only	2012	2.51%-4.06%	3.71%	10,000
Fixed rate, interest only	2013	2.58%-3.75%	3.09%	8,075
Fixed rate, interest only	2014	2.69%-3.45%	3.19%	31,049
Puttable fixed rate, interest only	2019	1.91%	1.91%	1,000

Totals			3.23%	$57,434

2009

Fixed rate, interest only	2010	0.34%	0.34%	$725
Fixed rate, interest only	2011	0.97%-3.71%	3.05%	7,310
Fixed rate, interest only	2012	2.51%-4.06%	3.71%	10,000
Fixed rate, interest only	2013	2.58%-3.75%	3.09%	8,075
Fixed rate, interest only	2014	2.69%-3.45%	3.19%	31,049
Puttable fixed rate, interest only	2019	1.91%	1.91%	1,000

Totals			3.19%	$58,159

The puttable fixed rate advance outstanding at December 31, 2010, maturing in 2019, is puttable at the one-time option of the FHLB during 2012.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  PSB may draw upon an FHLB open line of credit up to approximately 65% of unencumbered one- to four-family residential first mortgage loans and 40% of residential junior mortgage loans pledged as collateral out of its portfolio.  The FHLB advances are also secured by $3,250 of FHLB stock owned by PSB at December 31, 2010.  PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $74,435 based on pledged performing residential real estate mortgage collateral totaling $129,928 as of December 31, 2010.  At December 31, 2010, PSB’s available and unused portion of this line of credit totaled approximately $15,056.  PSB also has, under a current agreement with the FHLB, an ability to borrow up to $17,177 by pledging securities.

FHLB advances drawn by PSB totaling greater than $65,000 would require PSB to purchase additional shares of FHLB capital stock.  As of December 31, 2010, FHLB capital stock does not pay dividends, and transfer of the stock is substantially restricted.

NOTE 10	OTHER BORROWINGS

Other borrowings consist of the following obligations at December 31 as follows:

	2010	2009

Short-term repurchase agreements	$18,011	$7,910
Wholesale structured repurchase agreements	13,500	20,500

Total other borrowings	$31,511	$28,410

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $36,639 and $32,894 at December 31, 2010 and 2009, respectively.

The following information relates to securities sold under repurchase agreements for the years ended December 31:

	2010	2009

As of end of year:
Weighted average rate	2.15%	3.50%
For the year:
Highest month-end balance	$33,059	$30,349
Daily average balance	$26,256	$26,131
Weighted average rate	2.82%	2.81%

The wholesale structured repurchase agreements are with JP Morgan Chase Bank N.A. and carry fixed rates.  The repurchase agreements may be put back by the issuer to PSB on a quarterly basis.  The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2010:

Maturity Date	Current Rate	Amount

November 1, 2014	4.335%	$8,000
November 1, 2017	4.090%	5,500

Totals	4.235%	$13,500

PSB has an agreement with the Federal Reserve to participate in their “Borrower in Custody” program in which performing commercial and commercial real estate loans may be pledged against short-term Discount Window advances.  At December 31, 2010, the maximum amount of available advances from the Discount Window totaled $100,000, subject to available collateral pledged under the Borrower in Custody program or pledge of qualifying investment securities.  At December 31, 2010, PSB had pledged $170,244 of commercial purpose loans in the program, which permitted Discount Window advances up to $94,980 against this collateral.  No investment securities were pledged against the line at December 31, 2010.  There were no Discount Window advances outstanding at December 31, 2010 or 2009.

PSB maintains a line of credit at the parent holding company level with U.S. Bank for advances up to $1,000 which expires on February 28, 2011.  The line carries a variable rate of interest based on changes in the one-month London Interbank Offered Rate (LIBOR) subject to a nonusage fee.  As of December 31, 2010 and 2009, no advances were outstanding on the line of credit.

NOTE 11	SENIOR SUBORDINATED NOTES

During 2009, PSB issued $7,000 of Senior Subordinated Notes (the “Notes”) on a private placement basis.  The Notes carry a fixed interest rate of 8.00% paid quarterly and mature on July 1, 2019.  At its option, PSB may prepay the Notes in whole or in part beginning July 1, 2012.  Under current banking regulatory capital rules, for the first five years of the issue, PSB may reclassify the Notes as Tier 2 equity capital.  Beginning in the sixth year, the amount eligible to be classified as regulatory capital declines 20% per year until the Note’s final maturity.  Total interest expense on the Notes was $567 during 2010 and $341 during 2009.

NOTE 12	JUNIOR SUBORDINATED DEBENTURES

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005.  The subordinated debentures mature in 2035 and carried a fixed rate of interest of 5.82% during the five-year period ending September 2010.  Following the fixed rate period, the debentures pay a variable rate of interest based on changes in the three-month LIBOR plus 1.70%, adjusted quarterly.  During 2010, PSB entered into a cash flow hedge to fix the payments of interest (excluding the credit spread) on the debentures for a seven-year period ending September 2017 at a rate of 2.72%.  Including the credit spread, the net interest due on the notes until September 2017 will be equal to a fixed rate of 4.42%.  Total interest expense on the junior subordinated debentures was $420 in 2010 and $454 in 2009 and 2008.  The subordinated debentures may be called by PSB in part or in full on a quarterly basis.

PSB has fully and unconditionally guaranteed all the obligations of the Trust.  The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities to the extent of the funds held by the Trust.  The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 13	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

PSB is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with PSB's variable rate junior subordinated debentures.  Accounting standards require PSB to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  PSB designates its interest rate swap associated with the junior subordinated debentures as a cash flow hedge of variable-rate debt.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

PSB is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  PSB controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures, and does not expect any counterparties to fail their obligations.  PSB enters into agreements only with primary dealers.  These derivative instruments are negotiated over-the-counter (OTC) contracts.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amounts, exercise prices, and maturity.

No interest rate swaps were outstanding as of December 31, 2009.  As of December 31, 2010, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

Notional amount:	$7,500
Pay fixed rate:	2.72%
Receive variable rate:	0.30%
Maturity:	9/15/17
Unrealized loss (fair value)	$25

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate.  Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions.  No interest rate swap agreements were terminated prior to maturity in 2010 or 2009.  Risk management results for the year ended December 31, 2010, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

At December 31, 2010, the fair value of the interest rate swap of $25 was recorded in other liabilities.  Net unrealized losses on the derivative instrument recognized in other comprehensive income during the year ended December 31, 2010, totaled $48, net of tax.  The net amount of other comprehensive loss reclassified into interest expense during the year ended December 31, 2010 was $33, net of tax.

As of December 31, 2010, approximately $175 of losses reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending December 31, 2011.  The interest rate swap agreements are secured by cash and cash equivalents of $350 at December 31, 2010.

NOTE 14	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees.  Beginning in 2008, PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary.  Prior to 2008, PSB matched 50% of employees’ salary deferrals up to the first 6% of pay deferred.  PSB also may declare a discretionary profit sharing contribution.  The expense recognized for contributions to the plan for the years ended December 31, 2010, 2009, and 2008 was $446, $274, and $356, respectively.

PSB maintains deferred compensation agreements with certain executives and directors.  PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred.  PSB directors may elect to defer earned directors’ fees into a separate deferred directors’ fees plan.  No PSB match is made on deferred directors’ fees.  Beginning in 2008, cumulative deferred balances earn a crediting rate generally equal to 100% of PSB’s return on average equity subject to a maximum crediting rate of 15% per year.  Prior to 2008, the crediting rate was equal to 50% of PSB’s return on equity.  The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15 years following each participant’s normal retirement date.  PSB is accruing this liability over the participant’s remaining periods of service.  The liability

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

outstanding under the agreements was $1,948 and $1,604 at December 31, 2010 and 2009, respectively.  The amount charged to operations was $215, $127, and $160, for 2010, 2009, and 2008, respectively.

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired bank officers and their spouses.  Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005.  Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement.  Plan benefits for these retired officers continue until the officer’s death.  No current employees are eligible for benefits under this plan.  At December 31, 2010, there were four retirees receiving benefits.  The liability for future postretirement health care benefits was $108 and $114 at December 31, 2010 and 2009, respectively.  Postretirement health care benefit plan (income) expense was $0, ($14), and ($12), in 2010, 2009, and 2008, respectively.

NOTE 15	SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $55 per year for each individual with no stop-loss per year for participants in the aggregate.  Coverages will continue at the same level in 2011.  PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums.  Medical benefit plan costs are expensed as incurred.  The liability recognized for claims incurred but not yet paid was $78 and $123 as of December 31, 2010 and 2009, respectively.  Health and dental insurance expense recorded in 2010, 2009, and 2008, was $941, $882, and $828, respectively.

NOTE 16	INCOME TAXES

The components of the provision for income taxes are as follows:

	2010	2009	2008

Current income tax provision:
Federal	$1,688	$1,244	$1,287
State	600	440	315

Total current	2,288	1,684	1,602

Deferred income tax benefit:
Federal	(220)	(652)	(593)
State	(80)	(150)	(170)

Total deferred	(300)	(802)	(763)

Total provision for income taxes	$1,988	$882	$839

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2010		2009		2008
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Tax expense at statutory rate	$2,292	34.0	$1,359	34.0	$1,408	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(527)	(7.8)	(557)	(13.9)	(536)	(12.9)
Bank-owned life insurance	(139)	(2.1)	(140)	(3.5)	(125)	(3.0)
State income tax	343	5.1	191	4.8	96	2.3
Other	19	0.3	29	0.7	(4)	(0.1)

Provision for income taxes	$1,988	29.5	$882	22.1	$839	20.3

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities.  The major components of the net deferred tax assets are as follows:

	2010	2009

Deferred tax assets:
Allowance for loan losses	$3,136	$2,999
Deferred compensation and directors’ fees	790	646
Federal National Mortgage Association preferred stock	203	195
State net operating loss	150	150
Accrued interest receivable	204	184
Foreclosed assets	306	217
Other	99	131
Valuation allowances	(150)	(150)

Gross deferred tax assets	4,738	4,372

Deferred tax liabilities:
Premises and equipment	685	569
Mortgage servicing rights	433	455
FHLB stock	326	326
Unrealized gain on securities available for sale	1,598	1,154
Deferred net loan origination costs	107	134
Prepaid expenses	287	288

Gross deferred tax liabilities	3,436	2,926

Net deferred tax asset	$1,302	$1,446

Prior to 2009, [Missing Graphic Reference]PSB paid state income taxes on individual, unconsolidated net earnings.  At December 31, 2010, net operating loss carryforwards of the parent company of approximately $2.8 million existed to offset future state taxable income.  These net operating losses will begin to expire in 2012.  A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income.  If realized, the tax benefit for this item will reduce current tax expense for that period.  There was no change in the valuation allowance during 2010 and 2009.

At December 31, 2010, federal tax returns remained open for Internal Revenue Service (IRS) review for tax years after 2006, while state tax returns remain open for review by state taxing authorities for tax years after 2005.  There were no federal or state income tax audits being conducted at December 31, 2010.

NOTE 17	COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

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

	2010	2009

Commitments to extend credit - Fixed and variable rates	$69,464	$57,216
Commercial standby letters of credit - Variable rate	2,644	8,185
Unused home equity lines of credit - Variable rate	22,327	19,042
Unused credit card commitments - Variable rate	3,145	3,267
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance program	1,945	2,350

Totals	$99,525	$90,060

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

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”).  In addition to entering into forward commitments to sell mortgage loans to various secondary market agency providers, PSB enters into firm commitments to deliver loans to the FHLB through the Program.  Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans.  PSB had approximately $6,026 in firm commitments outstanding to deliver loans through the Program at December 31, 2010 from rate lock commitments made with customers.  Once delivered to the Program, until November 2008, PSB provided a contractually agreed-upon credit enhancement with the commitment to perform servicing of the loans.  Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum.  PSB received a fee for this credit enhancement.  PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.  PSB no longer delivers loans to the FHLB or other secondary market agency providers that required a credit enhancement guarantee.

Guarantee Credit Risk

PSB had guaranteed repayment of a certain customer’s interest rate swaps and letter of credit to a correspondent bank in exchange for an underwriting fee and a first mortgage lien on commercial real estate which was extinguished during 2010.  The total principal amount guaranteed by PSB totaled $0 and $5,924 at December 31, 2010 and 2009, respectively.  The guarantee liability was carried at estimated fair market value and totaled $93 at December 31, 2009.  Income recognized on the guarantee totaled $93 during 2010, $40 during 2009, and $41 during 2008.

Concentration of Credit Risk

PSB grants residential mortgage, commercial, and consumer loans predominantly in Marathon, Oneida, and Vilas counties, Wisconsin.  There are no significant concentrations of credit to any one debtor or industry group.  Management believes the diversity of the local economy prevents significant losses during economic downturns.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Contingencies

In the normal course of business, PSB is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 18	STOCK BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant.  Options may be exercised anytime after the option grant’s six-month anniversary.  These options expire ten years after the grant date, and all currently unexercised options will expire between December 2011 and April 2012.  As of December 31, 2010, all 3,645 options outstanding were eligible to be exercised at exercise prices ranging from $15.80 to $16.83 per share.  The following table summarizes information regarding stock options outstanding at December 31, 2010, and activity during the three years ended December 31, 2010, 2009, and 2008.

	Shares	Weighted Average Price

January 1, 2008	4,476	$15.96
Options granted	0
Options exercised	0
Option forfeited	0

December 31, 2008	4,476	15.96
Options granted	0
Options exercised	0
Option forfeited	(195)	15.86

December 31, 2009	4,281	15.96
Options granted	0
Options exercised	0
Option forfeited	(636)	15.84

December 31, 2010	3,645	$15.99

No common stock options were issued, and no expense was recorded in the three years ended December 31, 2010.  As of December 31, 2010, no additional shares of common stock remain reserved for future option grants to officers and key employees under the option plan approved by the shareholders.

PSB granted shares of restricted stock to certain employees having a market value of $75, $150, and $100 during 2010, 2009, and 2008, respectively.  The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  As of December 31, 2010, 18,530 shares of restricted stock remained unvested.  Unvested shares are subject to forfeiture upon employee termination.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table summarizes information regarding unvested restricted stock and shares outstanding during the three years ended December 31, 2010, 2009, and 2008.

	Unvested Shares	Weighted Average Grant Value

January 1, 2008	0	$0
Restricted shares granted	3,916	25.53

December 31, 2008	3,916	25.53
Restricted shares granted	10,416	25.53

December 31, 2009	14,332	17.44
Restricted shares granted	4,983	15.05
Restricted shares vested	(785)	25.53

December 31, 2010	18,530	$16.46

During 2010, total compensation expense of $43 (before tax benefits of $17) was recorded from amortization of restricted shares expected to vest.  During 2009, total compensation expense of $25 (before tax benefits of $10) was recorded from amortization of restricted shares expected to vest.  During 2008, total compensation expense of $10 (before tax benefits of $4) was recorded from amortization of restricted shares expected to vest.  Future projected compensation expense (before tax benefits) assuming all restricted shares eventually vest to employees would be as follows:

2011	$58
2012	65
2013	65
2014	45
2015	15

Total	$248

NOTE 19	CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk weighted assets):
Consolidated	$64,206	14.27%	$35,995	8.00%	N/A	N/A
Peoples State Bank	$62,532	13.90%	$35,990	8.00%	$44,987	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$51,552	11.46%	$17,994	4.00%	N/A	N/A
Peoples State Bank	$56,860	12.64%	$17,994	4.00%	$26,991	6.00%

Tier I capital (to average assets):
Consolidated	$51,552	8.48%	$24,317	4.00%	N/A	N/A
Peoples State Bank	$56,860	9.37%	$24,273	4.00%	$30,342	5.00%

As of December 31, 2009:
Total capital (to risk weighted assets):
Consolidated	$60,995	12.49%	$39,068	8.00%	N/A	N/A
Peoples State Bank	$60,065	12.30%	$39,067	8.00%	$48,833	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$47,874	9.81%	$19,520	4.00%	N/A	N/A
Peoples State Bank	$53,944	11.05%	$19,527	4.00%	$29,291	6.00%

Tier I capital (to average assets):
Consolidated	$47,874	8.12%	$23,583	4.00%	N/A	N/A
Peoples State Bank	$53,944	9.16%	$23,556	4.00%	$29,445	5.00%

NOTE 20	EARNINGS PER SHARE

Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Unvested but issued restricted stock shares are considered to be outstanding for purposes of calculating the weighted average number of shares outstanding to determine basic and diluted earnings per share and net book value per share.

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

	2010	2009	2008

Weighted average shares outstanding	1,564,256	1,559,285	1,548,898
Effect of dilutive stock options outstanding	869	744	1,347

Diluted weighted average shares outstanding	1,565,125	1,560,029	1,550,245

Basic earnings per share	$3.04	$2.00	$2.13

Diluted earnings per share	$3.04	$2.00	$2.13

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 21	RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB.  At December 31, 2010, management believes that maintaining the regulatory framework of the Bank at the well-capitalized level will effectively restrict potential dividends from the Bank to an amount less than $17,545.  Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator.

NOTE 22	FAIR VALUE MEASUREMENTS

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

Level 2 – Fair value measurement is based on (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 – Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data.  Level 3 measurements reflect PSB’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale and interest rate swaps, are measured at fair value on a recurring basis under GAAP.  Other assets and liabilities, such as impaired loans, foreclosed assets, mortgage servicing rights, mortgage rate lock commitments, and guarantee liabilities are measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities available for sale – Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  Level 1 securities include equity securities traded on a national exchange.  The fair value measurement of a Level 1 security is based on the quoted price of the security.  Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage-related securities.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data and represents a market approach to fair value.

At December 31, 2010, Level 3 securities include common stock investments in Bankers’ Bank Wisconsin and FNMA preferred stock that are not traded on an active market.  Amortized historical cost of the common stock is assumed to approximate fair value of these investments.  At December 31, 2009, Level 3 securities included trust preferred securities and senior subordinated notes issued by Wisconsin headquartered banks that were not traded in an active market.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security which represents an income approach to fair value.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.  Significant unobservable inputs at December 31, 2010, used to measure fair value included:

	Portfolio Range	2010 Originations

Direct annual servicing cost per loan	$60 – $100	$100
Direct annual servicing cost per foreclosed loan	$0 – $300	$300
Cash flow discount rate	8.25% – 12%	12%
Short-term reinvestment on float of payments to investors	.5% – 5.25%	.50%
Estimated future delinquent loans as a percentage of serviced loans	0 – .70%	.70%
Estimated foreclosed principal as a percentage of serviced loans	0 – .25%	.25%
Late fee assessed as a percentage of principal on delinquent loans	5%	5%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value.  Significant unobservable inputs at December 31, 2010, used to measure fair value included:

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

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.  Because recognition of initial transaction fees adjusted by amortization of such fees over the period of the guarantee is used to estimate fair value, these measurements represent a cost approach to fair value.  There was no guarantee liability outstanding at December 31, 2010.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2010
Assets:
Securities available for sale:

U.S. Treasury and agency debentures	$1,041	$0	$1,041	$0
Obligations of states and political subdivisions
U.S. agency issued residential MBS and CMO	53,201	0	53,201	0
Privately issued residential MBS and CMO	980	0	980	0
Other equity securities	51	0	0	51

Total assets	$55,273	$0	$55,222	$51

Total liabilities – Interest rate swaps	$25		$25

2009
Assets:
Securities available for sale:

U.S. Treasury and agency debentures	$10,227	$0	$10,227	$0
Obligations of states and political subdivisions	47,178	0	47,178	0
U.S. agency issued residential MBS and CMO	46,214	0	46,214	0
Privately issued residential MBS and CMO	936	0	936	0
Nonrated trust preferred and subordinated debt	1,562	0	0	1,562
Other equity securities	68	0	21	47

Total assets	$106,185	$0	$104,576	$1,609

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31:

Securities Available for Sale

Balance at January 1, 2009:	$1,670
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	(61)
Purchases, maturities, and sales	0

Balance at December 31, 2009	$1,609

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2009	$0

Balance at January 1, 2010:	$1,609
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	(95)
Purchases, maturities, and sales	400
Transferred from Level 2 to Level 3 - FNMA preferred stock	5
Transferred to held to maturity classification	(1,868)

Balance at December 31, 2010	$51

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2010	$0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31 follows.

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2010
Assets:
Impaired loans	$1,147	$0	$0	$1,147
Foreclosed assets	4,967	0	0	4,967
Mortgage servicing rights	1,100	0	0	1,100
Mortgage rate lock commitments	57	0	0	57

Total assets	$7,271	$0	$0	$7,271

2009
Assets:
Impaired loans	$7,464	$0	$0	$7,464
Foreclosed assets	3,776	0	0	3,776
Mortgage servicing rights	1,147	0	0	1,147
Mortgage rate lock commitments	7	0	0	7

Total assets	$12,394	$0	$0	$12,394

Liabilities – Guarantee liability	$93	$0	$0	$93

At December 31, 2010, loans with a carrying amount of $2,643 were considered impaired and were written down to their estimated fair value of $1,147, net of a valuation allowance of $1,496.  At December 31, 2009, loans with a carrying amount of $9,452 were considered impaired and were written down to their estimated fair value of $7,464, net of a valuation allowance of $1,988.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At December 31, 2010, mortgage servicing rights with a carrying amount of $1,303 were considered impaired and were written down to their estimated fair value of $1,100, resulting in an impairment allowance of $203.  At December 31, 2009, mortgage servicing rights with a carrying amount of $1,229 were considered impaired and were written down to their estimated fair value of $1,147, resulting in an impairment allowance of $82.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

PSB estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value.  The following methods and assumptions were used by PSB to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value.

Securities held to maturity – Fair value of securities held to maturity is based on dealer quotations on similar securities at near period-end, which is considered a Level 2 measurement.

Bank certificates of deposit – Fair value of fixed rate certificates of deposit is estimated by discounting future cash flows using current rates at which similar certificates could be purchased.

Loans – Fair value of variable rate loans that reprice frequently are based on carrying values.  Loans with an active sale market, such as one- to four-family residential mortgage loans, estimate fair value based on sales of loans with similar structure and credit quality.  Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings.  Fair value of impaired and other nonperforming loans are estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

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

Deposits – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date.  Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on issue of similar time deposits.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:

Cash and cash equivalents	$40,331	$40,331	$26,337	$26,337
Securities	108,379	106,935	106,185	106,185
Bank certificates of deposit	2,484	2,510	0	0
Net loans receivable and loans held for sale	432,237	441,157	437,633	440,162
Accrued interest receivable	2,238	2,238	2,142	2,142
Mortgage servicing rights	1,100	1,100	1,147	1,147
Mortgage rate lock commitments	57	57	7	7
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	10,899	10,899	10,489	10,489

Financial liabilities:

Deposits	$465,257	$468,331	$458,731	$462,040
FHLB advances	57,434	59,909	58,159	59,865
Other borrowings	31,511	33,105	28,410	29,717
Senior subordinated notes	7,000	6,695	7,000	6,698
Junior subordinated debentures	7,732	3,986	7,732	7,498
Interest rate swap	25	25	0	0
Accrued interest payable	848	848	975	975
Guarantee liability	0	0	93	93

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 23	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are condensed balance sheets as of December 31, 2010 and 2009, and condensed statements of income and cash flows for the years ended December 31, 2010, 2009, and 2008, for PSB Holdings, Inc.

Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009

Cash and due from banks	$1,930	$1,228
Investment in Peoples State Bank	59,533	55,840
Other assets	704	640

TOTAL ASSETS	$62,167	$57,708

Liabilities and Stockholders’ Equity

Accrued dividends payable	$563	$546
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Other liabilities	182	160
Total stockholders’ equity	46,690	42,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,167	$57,708

Statements of Income
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Income:
Dividends from Peoples State Bank	$2,525	$1,950	$1,500
Dividends from other investments	13	17	17
Interest	4	12	8

Total income	2,542	1,979	1,525

Expenses:
Interest expense on senior subordinated notes	567	341	0
Interest expense on junior subordinated debentures	420	454	454
Transfer agent and shareholder communication	31	27	29
Other	73	123	251

Total expenses	1,091	945	734

Income before income taxes and equity in undistributed net income of Peoples State Bank	1,451	1,034	791
Recognition of income tax benefit	420	372	241

Net income before equity in undistributed net income of Peoples State Bank	1,871	1,406	1,032
Equity in undistributed net income of Peoples State Bank	2,883	1,710	2,269

Net income	$4,754	$3,116	$3,301

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$4,754	$3,116	$3,301
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(2,883)	(1,710)	(2,269)
Increase in other assets	(55)	(125)	(96)
Increase (decrease) in other liabilities	(3)	140	0
Increase in dividends payable	17	19	17

Net cash provided by operating activities	1,830	1,440	953

Net cash used in investing activities – Investment in Peoples State Bank	0	(7,000)	(100)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	0	0	0
Proceeds from issuance of senior subordinated notes	0	7,000	0
Dividends declared	(1,128)	(1,096)	(1,054)
Proceeds from stock options issued out of treasury	0	0	0
Proceeds from stock shares issued to Peoples State Bank out of treasury
used to pay directors’ fees	0	0	0
Purchase of treasury stock	0	0	0

Net cash provided by (used in) financing activities	(1,128)	5,904	(1,054)

Net increase (decrease) in cash and due from banks	702	344	(201)
Cash and due from banks at beginning	1,228	884	1,085

Cash and due from banks at end	$1,930	$1,228	$884

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 24	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

2010

Interest income	$7,214	$7,473	$7,612	$7,366
Interest expense	2,829	2,678	2,593	2,466
Net interest income	4,385	4,795	5,019	4,900
Provision for loan losses	460	585	510	240
Noninterest income	1,091	1,297	1,463	1,512
Net income	881	1,208	1,331	1,334
Basic earnings per share *	0.56	0.77	0.85	0.85
Diluted earnings per share *	0.56	0.77	0.85	0.85

2009

Interest income	$7,331	$7,324	$7,279	$7,473
Interest expense	3,231	3,156	3,153	2,916
Net interest income	4,100	4,168	4,126	4,557
Provision for loan losses	700	600	800	1,600
Noninterest income	1,368	1,442	1,203	1,563
Net income	1,006	883	738	489
Basic earnings per share *	0.65	0.57	0.47	0.31
Diluted earnings per share *	0.65	0.57	0.47	0.31

2008

Interest income	$7,704	$7,456	$7,310	$7,437
Interest expense	4,141	3,888	3,822	3,649
Net interest income	3,563	3,568	3,488	3,788
Provision for loan losses	135	135	285	330
Noninterest income	1,001	1,072	21	1,090
Net income	1,002	1,019	221	1,059
Basic earnings per share *	0.65	0.66	0.14	0.68
Diluted earnings per share *	0.65	0.66	0.14	0.68

*	Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2010, of PSB’s disclosure controls and procedures.  PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in  Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 15, 2011, relating to the 2011 annual meeting of stockholders (the “2011 Proxy Statement”) under the subcaption “Proposal No. 1 - Election of Directors – Election of Directors.”

PSB’s executive officers include Peter W. Knitt, age 52, President and Chief Executive Officer of PSB and Peoples State Bank since July 2006 and previously Senior Vice President of Peoples State Bank, and Scott M. Cattanach, age 42, Treasurer of PSB and Secretary of PSB since January 2007, and Senior Vice President and Chief Financial Officer of Peoples State Bank.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Financial Expert

The SEC has adopted rules which require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an “audit committee financial expert.”  Based on its review of the SEC rules, the Board does not believe that any member of the Audit Committee listed above can be classified as an “audit committee financial expert.”

In order to qualify as an “audit committee financial expert,” a member of the Audit Committee must, for all practical purposes, have the attributes and career experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements.  PSB’s size and geographic location make it difficult to recruit directors who have these specific qualifications.  While it may be possible to recruit a director having these specific qualifications, the Board believes that each of its members should have a familiarity with PSB’s market area and an understanding of PSB’s customer base, in addition to meeting the other general criteria described in the 2011 Proxy Statement under “Election of Directors – Nominations – Qualifications,” and that it is not in the best interest of PSB to nominate a director who does not possess these characteristics.  Moreover, the Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties, and it therefore believes that it has access to required financial expertise.  The Board will consider any potential candidates who meet its current general qualification criteria and those of an “audit committee financial expert,” but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee’s charter.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Proposal No. 1 - Election of Directors – Director Compensation for 2010.”

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

The following table sets forth, as of December 31, 2010, information with respect to the sole compensation plan under which PSB’s common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	3,645	$15.99	0

Equity compensation plans
not approved by security holders	0	N/A	N/A

Total	3,645	$15.99	0

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Proposal No. 1 - Election of Directors – Director Compensation for 2010.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2010 and 2009
(ii)	Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
(v)	Notes to Consolidated Financial Statements

(2)	No financial statement schedules are required by Item 15(b).

(3)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit
Number                      Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 16, 2008)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

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

10.1	Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2	Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3	2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4	Peoples State Bank Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2010)*

10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.6	Amendment to Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

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

PSB Holdings, Inc.

March 15, 2011	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2011.

Signature and Title	Signature and Title

PETER W. KNITT	SCOTT M. CATTANACH
Peter W. Knitt, President	Scott M. Cattanach, Vice President, Treasurer and CFO
Chief Executive Officer and a Director	(Principal Financial Officer and Accounting Officer)

DIRECTORS:

GORDON P. CONNOR	PATRICK L. CROOKS
Gordon P. Connor	Patrick L. Crooks

WILLIAM J. FISH	CHARLES A. GHIDORZI
William J. Fish	Charles A. Ghidorzi

GORDON P. GULLICKSON	KARLA M. KIEFFER
Gordon P. Gullickson	Karla M. Kieffer

DAVID K. KOPPERUD	KEVIN J. KRAFT
David K. Kopperud	Kevin J. Kraft

THOMAS R. POLZER	THOMAS A. RIISER
Thomas R. Polzer	Thomas A. Riiser

WILLIAM M. REIF	TIMOTHY J. SONNENTAG
William M. Reif	Timothy J. Sonnentag

EXHIBIT INDEX
to
FORM 10-K
of
PSB HOLDINGS, INC.
for the fiscal year ended December 31, 2010
Pursuant to Section 102(d) of Regulation S-T
(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002