Form 10-Q
period 2011-03-31
PSB HOLDINGS INC /WI/
filed 2011-05-16
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of common shares outstanding at May 9, 2011 was 1,573,255.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2011

i

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.
Consolidated Balance Sheets
March 31, 2011 unaudited, December 31, 2010 derived from audited financial statements
	March 31,	December 31,
(dollars in thousands, except per share data)	2011	2010
Assets

Cash and due from banks	$7,443	$9,601
Interest-bearing deposits and money market funds	486	227
Federal funds sold	–	30,503

Cash and cash equivalents	7,929	40,331

Securities available for sale (at fair value)	62,840	55,273
Securities held to maturity (fair value of $51,435 and $51,662, respectively)	52,448	53,106
Other investments	2,484	2,484
Loans held for sale	–	436
Loans receivable, net	436,002	431,801
Accrued interest receivable	2,344	2,238
Foreclosed assets	4,828	4,967
Premises and equipment, net	10,306	10,464
Mortgage servicing rights, net	1,268	1,100
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	11,098	10,899
Other assets	4,645	4,744

TOTAL ASSETS	$599,442	$621,093

Liabilities

Non-interest-bearing deposits	$51,062	$57,932
Interest-bearing deposits	393,221	407,325

Total deposits	444,283	465,257

Federal Home Loan Bank advances	61,101	57,434
Other borrowings	27,454	31,511
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	3,956	5,469

Total liabilities	551,526	574,403

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,573,255 and 1,564,297 shares, respectively	1,751	1,751
Additional paid-in capital	5,293	5,506
Retained earnings	43,256	41,974
Accumulated other comprehensive income, net of tax	2,442	2,528
Treasury stock, at cost – 178,176 and 187,134 shares, respectively	(4,826)	(5,069)

Total stockholders’ equity	47,916	46,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$599,442	$621,093

Index

PSB Holdings, Inc.
Consolidated Statements of Income
	Three Months Ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2011	2010

Interest and dividend income:
Loans, including fees	$6,044	$6,129
Securities:
Taxable	678	755
Tax-exempt	297	328
Other interest and dividends	24	2

Total interest and dividend income	7,043	7,214

Interest expense:
Deposits	1,429	1,883
FHLB advances	457	460
Other borrowings	167	231
Senior subordinated notes	142	142
Junior subordinated debentures	84	113

Total interest expense	2,279	2,829

Net interest income	4,764	4,385
Provision for loan losses	360	460

Net interest income after provision for loan losses	4,404	3,925

Noninterest income:
Service fees	379	348
Mortgage banking	425	263
Investment and insurance sales commissions	130	139
Increase in cash surrender value of life insurance	106	101
Other noninterest income	357	240

Total noninterest income	1,397	1,091

Noninterest expense:
Salaries and employee benefits	2,110	2,052
Occupancy and facilities	453	534
Loss on foreclosed assets	295	111
Data processing and other office operations	313	226
Advertising and promotion	61	74
FDIC insurance premiums	189	232
Other noninterest expenses	532	611

Total noninterest expense	3,953	3,840

Income before provision for income taxes	1,848	1,176
Provision for income taxes	563	295

Net income	$1,285	$881
Basic earnings per share	$0.82	$0.56
Diluted earnings per share	$0.82	$0.56

Index

PSB Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Three months ended March 31, 2011 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2011	$1,751	$5,506	$41,974	$2,528	$(5,069)	$46,690

Comprehensive income:
Net income			1,285			1,285
Unrealized loss on securities
available for sale, net of tax				(53)		(53)
Amortization of unrealized gain on securities
available for sale transferred to securities held
to maturity included in net income, net of tax				(86)		(86)
Unrealized gain on interest rate swap, net of tax				26		26
Reclassification of interest rate swap
settlements included in earnings, net of tax				27		27

Total comprehensive income						1,199

Exercise of stock options		(3)			7	4
Issuance of new restricted stock grants		(236)			236	–
Vesting of existing restricted stock grants		26				26
Cash dividends declared on unvested
restricted stock grants			(3)			(3)

Balance March 31, 2011	$1,751	$5,293	$43,256	$2,442	$(4,826)	$47,916

Index

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010 – unaudited

(dollars in thousands)	2011	2010

Cash flows from operating activities:

Net income	$1,285	$881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	535	491
Provision for loan losses	360	460
Deferred net loan origination costs	(75)	(76)
Gain on sale of loans	(205)	(188)
Provision for (recapture of) servicing right valuation allowance	(141)	9
Loss on sale of foreclosed assets	200	5
Increase in cash surrender value of life insurance	(106)	(101)
Changes in operating assets and liabilities:
Accrued interest receivable	(106)	(286)
Other assets	115	482
Other liabilities	(1,427)	(1,144)

Net cash provided by operating activities	435	533

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	4,631	5,905
Securities held to maturity	945	–
Payment for purchase of:
Securities available for sale	(12,428)	(7,862)
Securities held to maturity	(442)	–
Net (increase) decrease in loans	(4,142)	1,667
Capital expenditures	(19)	(371)
Proceeds from sale of foreclosed assets	74	10
Purchase of bank-owned life insurance	(93)	–

Net cash used in investing activities	(11,474)	(651)

Index

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010 – unaudited
(continued)

(dollars in thousands)	2011	2010

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(6,870)	(7,153)
Net increase (decrease) in interest-bearing deposits	(14,104)	7,505
Net increase (decrease) in FHLB advances	3,667	(725)
Net decrease in other borrowings	(4,057)	(5,284)
Dividends declared	(3)	(1)
Proceeds from exercise of stock options	4	–

Net cash used in financing activities	(21,363)	(5,658)

Net decrease in cash and cash equivalents	(32,402)	(5,776)
Cash and cash equivalents at beginning	40,331	26,337

Cash and cash equivalents at end	$7,929	$20,561

Supplemental cash flow information:

Cash paid (refunded) during the period for:
Interest	$2,353	$2,899
Income taxes	475	(6)

Noncash investing and financing activities:

Loans charged off	$946	$424
Loans transferred to foreclosed assets	135	1,225
Issuance of unvested restricted stock grants at fair value	200	75
Vesting of restricted stock grants	26	10

Index

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2010 should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$503	$29	$–	$532
U.S. agency issued residential mortgage-backed securities	17,266	1,067	–	18,333
U.S. agency issued residential collateralized mortgage obligations	42,628	654	111	43,171
Privately issued residential collateralized mortgage obligations	738	18	3	753
Other equity securities	51	–	–	51

Totals	$61,186	$1,768	$114	$62,840

Securities held to maturity

Obligations of states and political subdivisions	$50,572	$26	$798	$49,800
Nonrated trust preferred securities	1,472	24	261	1,235
Nonrated senior subordinated notes	404	–	4	400

Totals	$52,448	$50	$1,063	$51,435

Index

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,003	$38	$–	$1,041
U.S. agency issued residential mortgage-backed securities	16,580	1,110	–	17,690
U.S. agency issued residential collateralized mortgage obligations	34,934	652	75	35,511
Privately issued residential collateralized mortgage obligations	964	18	2	980
Other equity securities	51	–	–	51

Totals	$53,532	$1,818	$77	$55,273

Securities held to maturity

Obligations of states and political subdivisions	$51,234	$7	$1,435	$49,806
Nonrated trust preferred securities	1,468	25	37	1,456
Nonrated senior subordinated notes	404	–	4	400

Totals	$53,106	$32	$1,476	$51,662

Securities with a fair value of $55,167 and $60,111 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months ended March 31, 2011 and 2010 is as follows:
	Three months ended
	March 31,
(dollars in thousands – unaudited)	2011	2010

Net income	$1,285	$881
Unrealized gain (loss) on securities available for sale, net of tax	(53)	122
Amortization of unrealized gain on securities available for sale transferred to
securities held to maturity included in net income, net of tax	(86)	–
Unrealized gain on interest rate swap, net of tax	26	–
Reclassification of interest rate swap settlements included in earnings, net of tax	27	–

Comprehensive income (loss)	$1,199	$1,003

Index

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired.  A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement.  Management has determined that impaired loans include nonaccrual loans, loans identified as restructurings of troubled debt, and loans accruing interest with elevated risk of default in the near term based on a variety of credit factors.  Specific allowances on impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses.  These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectibility resulting from information available to them at the time of their examination.

The composition of loans at March 31, 2011 and December 31, 2010 categorized by the type of the loan is as follows:

	March 31, 2011	December 31, 2010

Commercial, industrial, and municipal	$126,990	$129,063
Commercial real estate mortgage	185,587	180,937
Construction and development	33,410	35,310
Residential real estate mortgage	75,229	71,675
Residential real estate home equity	24,018	23,774
Consumer and individual	4,073	3,929

Subtotals - Gross loans	449,307	444,688
Loans in process of disbursement	(6,160)	(5,177)

Subtotals - Disbursed loans	443,147	439,511
Net deferred loan origination costs	232	250
Allowance for loan losses	(7,377)	(7,960)

Net loans receivable	$436,002	$431,801

Index

The following is a summary of information pertaining to impaired loans:

	March 31, 2011	December 31, 2010

Impaired loans without a valuation allowance	$4,537	$8,773
Impaired loans with a valuation allowance	8,883	2,643

Total impaired loans before valuation allowances	13,420	11,416
Valuation allowance related to impaired loans	3,057	1,496

Net impaired loans	$10,363	$9,920

Activity in the allowance for loan losses for the three months ended March 31, 2011 by loan portfolio segment and for the three months ended March 31, 2010 in the aggregate loans receivable, follows:

	March 31, 2011						March 31, 2010
Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total	Total

Beginning balance	$3,862	$3,674	$211	$213	$–	$7,960	$7,611
Provision	650	(868)	672	(94)	–	360	460
Recoveries	1	–	–	2	–	3	2
Charge offs	(725)	(132)	(82)	(7)	–	(946)	(424)

Ending balance	$3,788	$2,674	$801	$114	$–	$7,377	$7,649
Individually evaluated for impairment	$1,844	$820	$349	$44	$–	$3,057
Collectively evaluated for impairment	$1,944	$1,854	$452	$70	$–	$4,320

Loans receivable (gross):

Individually evaluated for impairment	$6,813	$4,985	$1,150	$472	$–	$13,420
Collectively evaluated for impairment	$120,177	$207,101	$105,008	$3,601	$–	$435,887

Index

The commercial credit exposure based on internally assigned credit grade by loan class at March 31, 2011 and at December 31, 2010, follows:

		Commercial	Construction &
At March 31, 2011	Commercial	Real Estate	Development	Agricultural	Government	Total

High quality (credit risk rating 1)	$13	$–	$–	$–	$–	$13
Minimal risk (2)	4,009	25,959	451	659	1,809	32,887
Average risk (3)	55,986	108,131	16,984	1,566	5,987	188,654
Acceptable risk (4)	37,236	39,597	8,617	410	–	85,860
Watch risk (5)	9,603	6,365	46	–	–	16,014
Substandard risk (6)	2,899	951	–	–	–	3,850
Impaired loans (7)	6,455	4,584	401	358	–	11,798

Total	$116,201	$185,587	$26,499	$2,993	$7,796	$339,076

		Commercial	Construction
At December 31, 2010	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (credit risk rating 1)	$83	$–	$–	$–	$–	$83
Minimal risk (2)	3,854	27,792	1,055	664	1,922	35,287
Average risk (3)	57,667	107,639	7,865	1,507	6,024	180,702
Acceptable risk (4)	37,373	33,482	12,594	293	–	83,742
Watch risk (5)	10,303	6,560	145	–	–	17,008
Substandard risk (6)	4,797	3,010	237	–	–	8,044
Impaired loans (7)	4,218	2,454	345	358	–	7,375

Total	$118,295	$180,937	$22,241	$2,822	$7,946	$332,241

The consumer credit exposure based on payment activity by loan class at March 31, 2011 and at December 31, 2010, follows:

	Residential –	Residential –	Construction &
At March 31, 2011	Prime	HELOC	Development	Consumer	Total

Performing	$74,190	$23,917	$6,813	$3,997	$108,917
Nonperforming	1,039	101	98	76	1,314

Total	$75,229	$24,018	$6,911	$4,073	$110,231

	Residential –	Residential –	Construction &
At December 31, 2010	Prime	HELOC	Development	Consumer	Total

Performing	$70,242	$23,632	$12,928	$3,851	$110,653
Nonperforming	1,433	142	141	78	1,794

Total	$71,675	$23,774	$13,069	$3,929	$112,447

Index

The payment age analysis of loans receivable disbursed by loan class at March 31, 2011 and at December 31, 2010 follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class at March 31, 2011	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$865	$1,141	$2,275	$4,281	$111,920	$116,201	$–
Agricultural	–	–	58	58	2,935	2,993	–
Government	–	–	–	–	7,796	7,796	–

Commercial real estate:

Commercial real estate	474	–	1,200	1,674	183,913	185,587	–
Commercial construction and development	–	–	239	239	21,666	21,905	–

Residential real estate:

Residential – prime	1,026	115	577	1,718	73,511	75,229	–
Residential – HELOC	79	7	45	131	23,887	24,018	–
Residential – construction and development	–	–	76	76	5,269	5,345	–

Consumer	28	3	70	101	3,972	4,073	–

Total	$2,472	$1,266	$4,540	$8,278	$434,869	$443,147	$–

	30-59	60-89	90+	Total		Total	90+ and
Loan Class at December 31, 2010	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$2,235	$694	$2,305	$5,234	$113,061	$118,295	$–
Agricultural	–	–	72	72	2,750	2,822	–
Government	–	–	–	–	7,946	7,946	–

Commercial real estate:

Commercial real estate	178	355	1,545	2,078	178,859	180,937	–
Commercial construction and development	–	145	448	593	17,930	18,523	–

Residential real estate:

Residential – prime	649	267	758	1,674	70,001	71,675	–
Residential – HELOC	26	35	78	139	23,635	23,774	–
Residential – construction and development	17	–	99	116	11,494	11,610	–

Consumer	8	3	78	89	3,840	3,929	–

Total	$3,113	$1,499	$5,383	$9,995	$429,516	$439,511	$–

Index

The impaired loans at March 31, 2011 by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
At March 31, 2011	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$2,928	$–	$2,928	$3,070	$27
Commercial real estate	1,198	–	1,198	3,261	27
Commercial construction & development	239	–	239	239	–
Agricultural	–	–	–	150	4
Residential – prime	73	–	73	351	3
Residential – HELOC	–	–	–	23	–
Residential construction & development	99	–	99	61	–
Consumer	–	–	–	11	–

With an allowance recorded:

Commercial & industrial	$3,827	$1,796	$2,031	$1,458	$10
Commercial real estate	3,548	820	2,728	1,495	22
Commercial construction & development	–	–	–	156	1
Agricultural	58	48	10	10	–
Residential – prime	896	314	582	542	1
Residential – HELOC	82	35	47	54	–
Residential construction & development		–	–	20	–
Consumer	472	44	428	224	–

Totals:

Commercial & industrial	$6,755	$1,796	$4,959	$4,528	$37
Commercial real estate	4,746	820	3,926	4,756	49
Commercial construction & development	239	–	239	395	1
Agricultural	58	48	10	160	4
Residential – prime	969	314	655	893	4
Residential – HELOC	82	35	47	77	–
Residential construction & development	99	–	99	81	–
Consumer	472	44	428	235	–

Index

The loans on nonaccrual status by loan class at March 31, 2011 and December 31, 2010, follows:

	March 31, 2011	December 31, 2010

Commercial:

Commercial and industrial	$4,266	$4,546
Agricultural	70	72

Commercial real estate:

Commercial real estate	1,453	2,119
Commercial construction and development	450	508

Residential real estate:

Residential - prime	1,039	1,433
Residential - HELOC	101	142
Residential construction and development	98	141

Consumer	76	78

Total	$7,553	$9,039

NOTE 5 – FORECLOSED ASSETS

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

A summary of activity in foreclosed assets for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010

Balance at beginning of period	$4,967	$3,776

Transfer of loans at net realizable value to foreclosed assets	135	1,225
Sale proceeds	(74)	(10)
Loans made on sale of foreclosed assets	–	–
Net gain (loss) from sale of foreclosed assets	24	–
Provision for write-down charged to operations	(224)	(5)

Balance at end of period	$4,828	$4,986

Index

NOTE 6 – DEPOSITS

The distribution of deposits at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010

Non-interest bearing demand	$51,062	$57,932
Interest bearing demand (NOWs)	100,031	106,569
Savings	26,610	24,662
Money market	99,571	105,866
Retail time	100,068	103,397
Wholesale market and national time	66,941	66,831

Total deposits	$444,283	$465,257

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

Federal funds purchased	$4,220	$–
Short-term repurchase agreements	9,734	18,011
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$27,454	$31,511

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $30,652 at March 31, 2011 and $36,639 at December 31, 2010.

The following information relates to securities sold under repurchase agreements and other borrowings for the three months ended March 31, 2011 and March 31, 2010:

	Three months ended
	March 31, 2011	March 31, 2010

As of end of period – weighted average rate	2.42%	3.01%
For the quarterly period:
Highest month-end balance	$32,644	$30,185
Daily average balance	$30,714	$27,070
Weighted average rate	2.21%	3.46%

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

From time to time, PSB will also enter into fixed interest rate swaps with customers in connection with their floating rate loans to PSB.  When fixed rate swaps are originated with customers, an identical offsetting swap is also entered into by PSB with a correspondent bank.  These swap arrangements are intended to offset each other as “back to back” swaps and allow PSB’s loan customer to obtain fixed rate loan financing via the swap while PSB exchanges these fixed payments with a correspondent bank.  In these arrangements, PSB’s net cash flows and interest income are equal to the floating rate loan originated in connection with

Index

the swap.  These customer swaps are not designated as hedging instruments are accounted for at fair value with changes in fair value recognized in the income statement during the current period.

PSB is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  PSB controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures, and does not expect any counterparties to fail their obligations.  PSB swaps originated with correspondent banks are over-the-counter (OTC) contracts.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amounts, exercise prices, and maturity.

As of March 31, 2011 and December 31, 2010, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

	March 31, 2011	December 31, 2010

Notional amount:	$ 7,500	$ 7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.31%	0.30%
Maturity:	September 2017	September 2017
Unrealized gain (loss) fair value:	$ 61	$ (25)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate.  Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions.  No interest rate swap agreements were terminated prior to maturity in 2011 or 2010.  Risk management results for the three months ended March 31, 2011, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2011, approximately $177 of losses reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending March 31, 2012.  The interest rate swap agreement was secured by cash and cash equivalents of $100 at March 31, 2011, and by $350 at December 31, 2010.

As of March 31, 2011, PSB had the following outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges.  There were no customer related swaps outstanding at December 31, 2010.

At period end, the following floating interest rate swaps were outstanding with customers:

March 31, 2011

Notional amount:	$ 8,180
Receive fixed rate (average):	2.14%
Pay variable rate (average):	0.25%
Maturity:	March 2015
Unrealized gain (loss) fair value:	$ 93

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

March 31, 2011

Notional amount:	$ 8,180
Pay fixed rate (average):	2.14%
Receive variable rate (average):	0.25%
Maturity:	March 2015
Unrealized gain (loss) fair value:	$ (93)

Index

NOTE 9 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012.   No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of March 31, 2011, 3,382 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.00 per share.  As of December 31, 2010, 3,645 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.99 per share.  During the three months ended March 31 2011, 263 options were exercised at $15.80 per share.  There were no options exercised or lapsed during the three months ended March 31, 2010.

PSB granted restricted stock to certain employees having an initial market value of $200 and $75 during the three months ended March 31, 2011, and 2010, respectively.  Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the three months ended March 31, compensation expense recorded from amortization of restricted shares expected to vest to employees was $26 and $10 during 2011 and 2010, respectively.

The following table summarizes information regarding restricted stock outstanding at March 31, 2011 and 2010 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2010	14,332	$17.44
Restricted stock granted	4,983	15.05
Restricted stock legally vested	(785)	(25.53)

March 31, 2010	18,530	$16.46

January 1, 2011	18,530	$16.46
Restricted stock granted	8,695	23.00
Restricted stock legally vested	(2,867)	(17.45)

March 31, 2011	24,358	$18.67

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2011	$78
2012	85
2013	105
2014	85
2015	55
Thereafter	40

Totals	$448

Index

NOTE 10 – EARNINGS PER SHARE

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
(dollars in thousands, except per share data – unaudited)	March 31,
	2011	2010

Net income	$1,285	$881

Weighted average shares outstanding	1,572,825	1,564,131
Effect of dilutive stock options outstanding	1,227	627

Diluted weighted average shares outstanding	1,574,052	1,564,758

Basic earnings per share	$0.82	$0.56
Diluted earnings per share	$0.82	$0.56

NOTE 11 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Index

fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data and represents a market approach to fair value.

At March 31, 2011 and December 31, 2010, Level 3 securities include common stock investments in Bankers’ Bank Wisconsin and FNMA preferred stock that are not traded on an active market.  Amortized historical cost of the common stock is assumed to approximate fair value of these investments.

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired may be measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral.  All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.  Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements.  Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements and represent an income approach to fair value.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.  Significant unobservable inputs at March 31, 2011, used to measure fair value included:

	Portfolio Range	2011 Originations

Direct annual servicing cost per loan	$60 – $100	$100
Direct annual servicing cost per foreclosed loan	$0 – $500	$500
Cash flow discount rate	8.25% – 12%	12%
Short-term reinvestment on float of payments to investors	.5% – 5.25%	.25%
Estimated future delinquent loans as a percentage of serviced loans	0 – .70%	.70%
Estimated foreclosed principal as a percentage of serviced loans	0 – .25%	.25%
Late fee assessed as a percentage of principal on delinquent loans	5%	5%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value.  Significant unobservable inputs at March 31, 2011, used to measure fair value included:

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

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.  Because recognition of initial transaction fees adjusted by amortization of such fees over the period of the guarantee is

Index

used to estimate fair value, these measurements represent a cost approach to fair value.  There was no guarantee liability outstanding at March 31, 2011 or December 31, 2010.

Assets measured at fair value on a recurring basis at period-end:

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	March 31, 2011

Securities available for sale:

U.S. Treasury and agency debentures	$532	–	$532	$–
U.S. agency issued residential MBS and CMO	61,504	–	61,504	–
Other equity securities	51	–	–	51

Total securities available for sale	62,840	–	62,789	51
Assets – interest rate swaps	154	–	154	–

Total assets	62,994	–	62,943	51

Liabilities – Interest rate swaps	$93	$–	$93	$–

Assets:	December 31, 2010

Securities available for sale:

U.S. Treasury and agency debentures	$1,041	$–	$1,041	$–
U.S. agency issued residential MBS and CMO	53,201	–	53,201	–
Privately issued residential MBS and CMO	980	–	980	–
Other equity securities	51	–	–	51

Total securities available for sale	55,273	–	55,222	51

Liabilities – Interest rate swaps	$25	$–	$25	$–

Index

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2010:	$1,609
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(126)
Purchases	400

Balance at March 31, 2010	$1,883

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2010	$–

Balance at January 1, 2011	$51
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	–
Purchases, maturities, and sales	–
Transferred from Level 2 to Level 3	–

Balance at March 31, 2011	$51

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2011	$–

Assets measured at fair value on a non-recurring basis at period-end:
		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets:	March 31, 2011

Impaired loans	$3,034	$–	$–	$3,034
Foreclosed assets	4,828	–	–	4,828
Mortgage servicing rights	1,268	–	–	1,268
Mortgage rate lock commitments	16	–	–	16

Total assets	$9,146	$–	$–	$9,146

Assets:	December 31, 2010

Impaired loans	$1,147	$–	$–	$1,147
Foreclosed assets	4,967	–	–	4,967
Mortgage servicing rights	1,100	–	–	1,100
Mortgage rate lock commitments	57	–	–	57

Total assets	$7,271	$–	$–	$7,271

Index

At March 31, 2011, loans with a carrying amount of $5,072 were considered impaired and were written down to their estimated fair value of $3,034 net of a valuation allowance of $2,038.  At December 31, 2010, loans with a carrying amount of $2,643 were considered impaired and were written down to their estimated fair value of $1,147, net of a valuation allowance of $1,496.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At March 31, 2011, mortgage servicing rights with a carrying amount of $1,330 were considered impaired and were written down to their estimated fair value of $1,268, resulting in an impairment allowance of $62.  At December 31, 2010, mortgage servicing rights with a carrying amount of $1,303 were considered impaired and were written down to their estimated fair value of $1,100, resulting in an impairment allowance of $203.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Index

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$7,929	$7,929	$40,331	$40,331
Securities	115,288	114,275	108,379	106,935
Other investments	2,484	2,529	2,484	2,510
Net loans receivable and loans held for sale	436,002	443,201	432,237	441,157
Accrued interest receivable	2,344	2,344	2,238	2,238
Mortgage servicing rights	1,268	1,268	1,100	1,100
Mortgage rate lock commitments	16	16	57	57
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	11,098	11,098	10,899	10,899
Interest rate swap agreements	154	154	–	–

Financial liabilities:

Deposits	$444,283	$446,994	$465,257	$468,331
FHLB advances	61,101	63,369	57,434	59,909
Other borrowings	27,454	28,796	31,511	33,105
Senior subordinated notes	7,000	6,625	7,000	6,695
Junior subordinated debentures	7,732	4,037	7,732	3,986
Interest rate swap agreements	93	93	25	25
Accrued interest payable	774	774	848	848

NOTE 13 – CURRENT YEAR ACCOUNTING CHANGES

FASB ASC Topic 310, “Receivables.”  New authoritative accounting guidance issued in July 2010 under ASC Topic 310, “Receivables,” required extensive new disclosures surrounding the allowance for loan losses although it did not change any credit loss recognition or measurement rules.  The new rules require disclosures to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan.  In addition, disclosures on internal credit grading metrics and information on impaired, nonaccrual, and restructured loans are also required.  The period-end disclosures were effective for financial periods ending December 31, 2010 but deferred presentation of loan loss allowance by loan portfolio segment until the quarter ended March 31, 2011.  PSB adopted the rules for loan loss allowance disclosures by loan segment effective March 31, 2011.

NOTE 14 – FUTURE ACCOUNTING CHANGE

FASB ASC Topic 310, Receivables.  In April 2011, new authoritative accounting guidance concerning a creditor’s determination of whether a loan restructuring is a troubled debt restructuring was issued.   The amendments clarified existing guidance concerning the creditor’s evaluation of whether it has granted a concession and whether the concession was to a borrower experiencing financial difficulties.  The guidance clarified that a troubled debt restructuring includes modifications to a borrower experiencing financial difficulties that did not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt.  In addition, a creditor may conclude that a debtor is experiencing financial difficulties even through the debtor is not currently in payment default if the debtor would be in default on any of its debt in the foreseeable future without the loan modification.  The clarifying guidance is expected to result in more consistent application of required accounting and disclosure for troubled debt restructurings.  These amendments are effective during the quarter ended September 30, 2011 and applied retrospectively to loans restructured since January 1, 2011.  Changes to measurements of impairment would be recorded in the quarter ended September 30, 2011 along with enhanced disclosure concerning restructured loans and the related restructured terms.  PSB is evaluating the impact of these changes to loans with restructured terms and expects the amount of troubled debt restructured loans to increase an undetermined amount upon the effective date of the guidance.

Index

NOTE 15 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2011 but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of March 31, 2011 compared to December 31, 2010 and results of our operations for the three months March 31, 2011 compared to the results of operations for the three months ended March 31, 2010.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Management’s discussion and analysis, like other portions of this Quarterly Report on Form 10-Q, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and, from time to time, in our other filings with the Securities Exchange Commission.  We do not intend to update forward-looking statements.  This discussion and analysis should be considered in light of that cautionary statement.  Additional risk factors relating to an investment in our common stock are also described under Item 1A of the 2010 Annual Report on Form 10-K.

This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.  All figures are in thousands, except per share data and per employee data.

EXECUTIVE OVERVIEW

Results of Operations

March 2011 quarterly earnings were $1,285, or $.82 per diluted share compared to $881, or $.56 per diluted share during March 2010.  March 2011 net income increased over the prior year from increased tax adjusted net interest income of $366 on increased net margin ($222 after tax impacts), and increased noninterest income of $306 ($185 after tax impacts).  Noninterest income included special items of $96 in swap sale commission income and a $141 reduction in mortgage servicing right valuation allowance which increased mortgage banking income.

Year to date, higher net interest margin has provided over 97% of the increase in tax adjusted net interest income due primarily to existence of interest floors on the majority of our floating rate loans receivable as average loan balances declined compared to March 2010.  In addition, the March 2011 net margin of 3.45% was similar to that seen during the most recent December 2010 quarter of 3.53%.  As loan growth is expected to remain slow during coming quarters, we would need to rely on increased margin to drive further increases in net interest income, which was a significant factor of our increased earnings compared to the March 2010 quarter and during calendar 2010 compared to calendar 2009.  If market interest rates that influence deposit pricing were to rise, we are likely to experience a period of rising funding costs while floating rate loans with “in the money” floors remain at the same yield, pressuring net interest margin and potentially lowering net interest income.

Nonperforming loans decreased $1,641, to $9,781 at March 31, 2011 compared to $11,422 at December 31, 2010 due primarily to gross loan charge-offs of $946 during the quarter.  However, a $750 trust preferred investment security was placed on nonaccrual status during March 2011 increasing nonperforming assets.  Total nonperforming assets decreased $1,030, or 6%, to $15,359 at March 31, 2011 compared to December 31, 2010.  Total nonperforming assets as a percentage of total assets were 2.56% and 2.64% and 2.69% at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  However, we continue to face the necessity of restructuring certain problem commercial related loans to minimize potential credit losses, which has the potential to increase nonperforming assets in future quarters even if restructured loans perform according to their new terms.

Index

Liquidity

Total assets were $599,442 at March 31, 2011, and $621,093 at December 31, 2010, compared to $601,065 at March 31, 2010.  Asset changes during the March 2011 quarter were related to a decrease in cash and cash equivalents including excess overnight federal funds which declined $32,402 during the quarter.  The decline in cash supported a $6,909 increase in investment securities, a $4,201increase in loans, and $21,084 decline in local deposits.

At March 31, 2011, wholesale funding including brokered deposits, FHLB advances, and other borrowings were $155.5 million, or 25.9% of total assets, compared to 25.1% of assets at December 31, 2010, and 27.6% of assets at March 31, 2010.  We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs.  At March 31, 2011, unused (but available) wholesale funding were approximately $214 million, or 36% of total assets, compared to $211 million, or 34% of total assets at December 31, 2010.  Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered certificates of deposit, and a holding company correspondent bank line of credit.  Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we have no Discount Window amounts outstanding, approximately 44% of unused but available liquidity at March 31, 2011 was represented by available Discount Window advances compared to 45% of available liquidity at December 31, 2010.  Discount Window advances are secured by performing commercial purpose loans pledged to the Federal Reserve.

Capital Resources

During the quarter ended March 31, 2011, stockholders’ equity increased approximately $1.2 million from retained net income.  Net book value per share at March 31, 2011 was $30.46 compared to $29.85 at December 31, 2010, an increase of 2.0%.  Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income was 7.29% of average assets during the quarter ended March 31, 2011 compared to 6.82% during the quarter ended March 31, 2010.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively.  The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017.  PSB was considered “well capitalized” under banking regulations at March 31, 2011 with a leverage capital ratio of 8.58% and a total risk adjusted capital ratio of 14.64% compared to a leverage ratio of 8.48% and a total risk adjusted capital ratio of 14.27% at December 31, 2010.

Approximately 22% of our total regulatory capital at March 31, 2011 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest.  Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed.  Due to relatively high cost of capital options, we do not expect to buy back significant treasury stock shares during 2011, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Index

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $261 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, compared to $260 million at December 31, 2010.  At March 31, 2011, we have provided a credit enhancement against FHLB loss under five separate “master commitments” together approximating 24% of the total serviced principal (down from 27% at December 31, 2010), up to a maximum guarantee of $1.9 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $2.0 million on this remaining loan pool of approximately $63 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis).  Since inception of our guarantees to the FHLB beginning in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.  No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

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

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $97 million at March 31, 2011 compared to $98 million at December 31, 2010.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended March 31, 2011  compared to March 31, 2010

March 2011 quarterly earnings were $1,285, or $.82 per diluted share compared to $881, or $.56 per diluted share during March 2010, an increase of $404, or $.26 per share, up 46%.  March 2011 net income increased over the prior year from increased tax adjusted net interest income of $366 on increased net margin ($222 after tax impacts), and increased noninterest income of $306 ($185 after tax impacts).  Noninterest income included special items of $96 in swap sale commission income and a $141 reduction in mortgage servicing right valuation allowance which increased mortgage banking income.  Return on average assets was .84% and .59% during quarters ended March 31, 2011 and 2010, respectively.  Return on average stockholders’ equity was 11.01% and 8.33% during the quarters ended March 31, 2011 and 2010, respectively.

Total provision for loan losses and loss on foreclosed assets expense increased $84 to $655 during the March 2011 quarter compared to $571 during the March 2010.  A partial write down of existing foreclosed property of $205 was partially offset by a decline in provision for loan losses of $100 during March 2011 compared to March 2010.

Index

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
Earnings and dividends:	2011	2010	2010	2010	2010

Net interest income	$4,764	$4,900	$5,019	$4,795	$4,385
Provision for loan losses	$360	$240	$510	$585	$460
Other noninterest income	$1,397	$1,512	$1,463	$1,297	$1,091
Other noninterest expense	$3,953	$4,305	$3,979	$3,801	$3,840
Net income	$1,285	$1,334	$1,331	$1,208	$881

Basic earnings per share(3)	$0.82	$0.85	$0.85	$0.77	$0.56
Diluted earnings per share(3)	$0.82	$0.85	$0.85	$0.77	$0.56
Dividends declared per share(3)	$–	$0.36	$–	$0.36	$–
Net book value per share	$30.46	$29.85	$29.43	$28.16	$27.67

Semi-annual dividend payout ratio	n/a	21.13%	n/a	27.04%	n/a
Average common shares outstanding	1,572,825	1,564,297	1,564,297	1,564,297	1,564,131

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$431,139	$430,923	$438,111	$435,509	$436,989
Assets	$617,818	$610,577	$604,298	$597,730	$603,988
Deposits	$463,773	$454,735	$459,265	$454,832	$457,055
Stockholders’ equity	$47,352	$47,219	$45,136	$43,737	$42,902

Performance ratios:

Return on average assets(1)	0.84%	0.87%	0.87%	0.81%	0.59%
Return on average stockholders’ equity(1)	11.01%	11.21%	11.70%	11.08%	8.33%
Average stockholders’ equity less accumulated
other comprehensive income (loss) to average assets(4)	7.29%	7.34%	7.11%	7.03%	6.82%
Net loan charge-offs to average loans(1)	0.86%	0.26%	0.16%	0.51%	0.38%
Nonperforming loans to gross loans	2.21%	2.60%	2.14%	2.14%	2.53%
Allowance for loan losses to gross loans	1.66%	1.81%	1.82%	1.71%	1.73%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	28.43%	30.61%	28.57%	31.33%	32.49%
Net interest rate margin(1)(2)	3.45%	3.53%	3.65%	3.57%	3.28%
Net interest rate spread(1)(2)	3.23%	3.27%	3.40%	3.31%	3.02%
Service fee revenue as a percent of
average demand deposits(1)	2.84%	3.01%	3.44%	3.67%	2.65%
Noninterest income as a percent of gross revenue	16.55%	17.03%	16.12%	14.79%	13.14%
Efficiency ratio(2)	62.18%	65.15%	59.54%	60.37%	67.55%
Noninterest expenses to average assets(1)	2.59%	2.80%	2.61%	2.55%	2.58%

Stock price information:

High	$27.00	$24.50	$25.00	$22.50	$22.50
Low	$22.10	$21.00	$19.64	$19.20	$15.05
Last trade value at quarter-end	$24.00	$23.00	$23.50	$20.00	$20.00

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.
    (4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Index

Balance Sheet Changes and Analysis

At March 31, 2011, total assets were $599,442, compared to $621,093 at December 31, 2010 and $601,065 at March 31, 2010, a decline of $21,651 (3.5%) and a decline of $1,623 (0.3%), respectively.  Changes in assets during the three months ended March 31, 2011 consisted of:

Table 2:  Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2011
	$	%

Investment securities	$6,909	6.4%
Commercial real estate mortgage loans	6,487	3.3%
Residential real estate mortgage and home equity loans	2,813	2.6%
Other assets (various categories)	745	3.7%
Bank-owned life insurance	199	1.8%
Foreclosed assets	(139)	-2.8%
Commercial, industrial and agricultural loans	(6,263)	-4.7%
Cash and cash equivalents	(32,402)	-80.3%

Total decrease in assets	$(21,651)	-3.5%

Since December 31, 2010, we increased purchases of investment securities in anticipation of existing investment security cash flow to be received during the next several quarters to invest temporary overnight excess funds and take advantage of increased interest rates available on the type of securities normally maintained in our portfolio.  While total investment securities increased 6.4% during the March 2011 quarter, expected security repayments and maturities during the remainder of 2011 are expected to reduce or maintain current security balances.

During the March 2011 quarter, commercial real estate mortgages increased in part from origination of a $4.4 million non-owner occupied real estate loan, increasing total non-owner occupied commercial real estate loans from approximately $29 million at December 31, 2010 to $33 million at March 31, 2011.  However, commercial and industrial loans decreased during the March 2011 quarter due to a variety of customer, seasonal, and business factors.  Loans participations purchased declined $1,300 during the quarter to $12,005 at March 31, 2011 compared to December 31, 2010.

Cash and cash equivalents declined during the quarter to fund the previously mentioned $6.9 million increase in investment securities, as well as net loan growth of $4.2 million and a $21.1 million decline in local deposits which represented normally recurring seasonal activity.

Changes in net assets during the three months ended March 31, 2011 impacted funding sources as follows:

Table 3:  Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2011
	$	%

FHLB advances	$3,667	6.4%
Stockholders’ equity	1,226	2.6%
Wholesale deposits	110	0.2%
Other liabilities and debt (various categories)	(1,513)	-7.5%
Retail certificates of deposit > $100	(2,128)	-4.1%
Other borrowings	(4,057)	-12.9%
Core deposits (including MMDA)	(18,956)	-5.5%

Total decrease in liabilities and stockholders’ equity	$(21,651)	-3.5%

Index

During the March 2011 quarter, core deposits declined $18,956 related to the withdrawal of seasonal government and municipal deposits similar to prior years.  During the quarter, government funds declined $9,950.  In addition, business checking and money market deposits declined $8,318 during the quarter as customers used excess funds for their operations.  The decline in deposits was supported by the decline in cash and cash equivalents during the quarter.

Deposit balances represented by the Rewards Checking NOW account, a high yield interest bearing checking account subject to customer account usage requirements to earn the premium interest rate, also declined during the March 2011 quarter, down $1,470 to $48.7 million.  This represented the first sequential quarter to quarter decline in Reward Checking balances since the product’s introduction during June 2007.  As market rates have declined, the premium rate associated with the product has also declined, reducing potential customer interest in the account in an environment with nominally low interest rates.  Since Rewards Checking has been a strong source of core deposit growth,  slower growth in Reward Checking balances could require us to develop a new retail product or seek wholesale funding alternatives to fund future loan growth.

Other borrowings decreased $4,057 during the quarter when a $8,277 decline in local overnight repurchase agreements was offset by a $4,220 increase in federal funds purchased.

Loans Receivable and Credit Quality

Table 4:  Period-End Loan Composition

	March 31,		March 31,		December 31, 2010
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2011	2010	2011	2010	Dollars	of total

Commercial, industrial and agricultural	$126,990	$129,565	28.6%	29.3%	$133,253	30.3%
Commercial real estate mortgage	202,008	204,772	45.6%	46.4%	195,520	44.4%
Residential real estate mortgage	86,290	80,195	19.5%	18.1%	83,285	18.9%
Residential real estate loans held for sale	–	–	0.0%	0.0%	436	0.1%
Consumer home equity	24,018	23,322	5.4%	5.3%	23,774	5.4%
Consumer and installment	4,073	4,127	0.9%	0.9%	3,929	0.9%

Totals	$443,379	$441,981	100.0%	100.0%	$440,197	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 74% of total loans at March 31, 2011 compared to 75% of total loans at December 31, 2010 and 76% of total loans at March 31, 2010.  Loans for the purpose of construction, land development, and other land loans of $33,410 (including loan principal in process of disbursement) represent just 7.4% of total loans at March 31, 2011 compared to 7.9% of gross loans at December 31, 2010.

Loan growth opportunities were limited during calendar 2010 and gross loans outstanding at December 31, 2010 decreased 1.2% compared to the prior year-end.  During the quarter ended March 31, 2011, gross loans increased $3,182, or 0.7%.  During calendar 2011, we expect to experience year over year net organic loan growth of approximately 3% to 4%.  Our prospect customer and loan pipeline report has increased modestly over that seen during 2010 but primarily from companies with larger credit needs as larger companies appear to be recovering from a slow economy faster than smaller companies.  In addition, pipeline growth has been with relationships estimated to have a 40% to 80% likelihood of closing.  Until small business credit quality and demand improve, our loan growth is likely to be volatile as we seek to originate larger credits with relatively healthy companies while competing against many banks seeking to organically grow their loan portfolios.

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

Index

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans) investment securities in default as to principal or interest, (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 5:  Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2011	2010	2010

Nonaccrual loans (excluding restructured loans)	$5,921	$10,006	$7,127
Nonaccrual restructured loans	1,632	1,186	1,912
Restructured loans not on nonaccrual	2,228	–	2,383
Accruing loans past due 90 days or more	–	–	–

Total nonperforming loans	9,781	11,192	11,422
Nonaccrual trust preferred investment security	750	–	–
Foreclosed assets	4,828	4,986	4,967

Total nonperforming assets	$15,359	$16,178	$16,389

Nonperforming loans as a % of gross loans receivable	2.21%	2.53%	2.60%
Total nonperforming assets as a % of total assets	2.56%	2.69%	2.64%

Nonperforming loans declined $1.6 million, or 14%, to $9.8 million at March 31, 2011 compared to $11.4 million at December 31, 2010.  The decrease was primarily due to $946 of gross loan charge-offs of nonaccrual loans during the quarter.  March 2011 charge offs include $700 related to a customer line of credit secured by building supply inventory and accounts receivable previously disclosed in the 2010 Annual Report on Form 10-K.  This charge-off was previously provided for by a $700 charge against earnings during the December 2009 quarter.

At March 31, 2011, all nonperforming assets aggregating $500 or more measured by gross principal outstanding are summarized in the following table and represented 48% of all nonperforming assets compared to 46% of nonperforming assets at December 31, 2010.  In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status.

Table 6:  Largest Nonperforming Assets at March 31, 2011 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Vacation home/recreational properties (three)	Foreclosed	$1,767	n/a
Non-owner occupied multi use, multi-tenant real estate	Foreclosed	1,450	n/a
Multi-family rental apartment units and vacant land	Accrual TDR	1,172	369
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	926	346
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	–
Owner occupied restaurant real estate and business assets	Nonaccrual	699	250
Out of area condo land development – participation	Foreclosed	587	n/a

Total listed nonperforming assets		$7,351	$965
Total bank wide nonperforming assets		$15,359	$2,753
Listed assets as a % of total nonperforming assets		48%	35%

Index

During March 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures.  Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin.  Our investment in the $750 debentures was placed on nonaccrual status at March 31, 2011 and all accrued but uncollected interest was reversed against income.  Our internal evaluation has determined this investment is not other than temporarily impaired and no charge against net income for impairment has been recorded.  Similar bank holding company investments held in our portfolio (identified by name of the operating bank subsidiary) include $800 par value to McFarland State Bank (Madison, WI), and $500 par value to River Valley Bank (Wausau, WI).  These other investments are supported by the continued profitable operations and reasonable credit quality metrics represented within their portfolios and are expected to continue to perform.  We expect scheduled quarterly payments of interest to continue to be made on these investments by the respective issuers.

While we believe the most significant declines in general credit quality and the economy in our local markets have occurred, some borrowers continue to manage fragile cash flows and debt servicing ability as the economy has yet to sustain a meaningful recovery.  Such conditions are seen in the level of problem borrowers with restructured loan terms.  The longer significant recovery is delayed, the more difficult it will be for some borrowers to continue scheduled debt payments as previously unencumbered collateral is pledged for new working capital and balance sheet equity is drawn down, potentially increasing future provisions for loan losses.  In light of these conditions, we expect to see an increase in borrowers requiring restructured loan terms.  In addition, regulatory pressures and a change in generally accepted accounting principles effective during the September 2011 quarter regarding identification of restructured loans are likely to increase loans disclosed as troubled debt restructurings.  Foreclosed assets may increase during the next several quarters as we work through ongoing collection and foreclosure actions.  A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during the coming quarters.

Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan.  Some borrowers continue to make loan payments while maintained on non-accrual status.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid.  Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 28.43%, 30.61%, and 32.49% at March 31, 2011, December 31, 2010, and March 31, 2010, respectively (refer to table 20).  For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

In addition to nonperforming loans, PSB has classified some performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors.  Impaired loans maintained on accrual status that have not been restructured are not reported as nonperforming loans.  At March 31, 2011, all impaired but performing loans aggregating $500 or more measured by gross principal outstanding are summarized in the following table.

Table 7:  Largest Performing, but Impaired Assets at March 31, 2011 ($000s)
		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Cranberry producing agricultural real estate	Impaired	$1,577	$–
Owner occupied manufacturer real estate & equipment	Impaired	651	–

Total listed performing, but impaired loans		$2,228	$–
Total performing, but impaired loans		$3,639	$304
Listed assets as a % of total performing, but impaired loans		61%	0%

Index

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

Our provision for loan losses was $360 in the March 2011 quarter compared to $240 in the most recent December 2010 quarter and $460 in the prior year March 2010 quarter.  In addition, loss on foreclosed assets was $295 in March 2011 compared to $544 in the December 2010 quarter and $111 in the March 2010 quarter.  Taken together, provision and foreclosure costs were $655 in the March 2011 quarter compared to $784 in the December 2010 quarter and $571 in the March 2010 quarter.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category.  The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information.  The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments.  The annualized level of loan loss provision during the remainder of 2011 is expected to be slightly less than that seen during 2010 although loss on foreclosed assets is expected to be similar to that seen during 2010.  Future provisions will be impacted by the actual amount of impaired and other problem loans identified by the internal procedures or regulatory agencies.  In addition, fair value of existing foreclosed assets continue to be reviewed in light of recent local market data and may be subject to a partial write-down of value prior to the end of 2011 if required.

Table 8:  Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2011	2010

Allowance for loan losses at beginning	$7,960	$7,611

Provision for loan losses	360	460
Recoveries on loans previously charged-off	3	2
Loans charged off	(946)	(424)

Allowance for loan losses at end	$7,377	$7,649

Annualized net loan charge-offs were .86% during the March 2011 quarter compared to .38% during the March 2010 quarter.  The allowance for loan losses was 1.66% and 1.73% of gross loans at March 31, 2011 and 2010, respectively.  The majority of gross loan charge-offs during the quarter ended March 31, 2011 included a $700 charge off related to a customer line of credit secured by inventory and accounts receivable as discussed previously.

During the March 2011 quarter, we underwent a comprehensive update of our process to categorize impaired loans, estimate related allowance for loan losses on impaired loans, and estimated inherent losses on other portfolio loans not considered to be impaired.  This review did not significantly increase or decrease the amount of allowance for loan losses required on the bank wide portfolio compared to our previous method of estimating loss allowances.  However, our new method did impact the allocation of our allowance between various loan segments compared to prior years.  All reallocations required by the new method were recorded during the March 2011 quarter, which increased the allocation to commercial and industrial loans and residential real estate loans, while decreasing the allocation to commercial real estate loans.  Refer to Note 4 of the Notes to Consolidated Financial Statements for the quarterly activity by loan category during the quarter ended March 31, 2011.  As we continue to improve our loss analysis and implement expected accounting and regulatory changes, further reclassifications between loan categories could be required during 2011.

Changes to Critical Accounting Policies

Allowance for Loan Losses

As noted previously, during the quarter ended March 31, 2011, we changed our methodology to determine the adequacy of our allowance for loan losses.  The changes were made in response to several regulatory and industry factors including greater transparency in allowance and loss activity by loan segment and class, greater reliance on various external and internal factors to determine contingency reserves on loans not considered to be impaired, and greater reliance on estimates of future cash flows on impaired loans to estimate required allowances with lesser reliance on impaired loan collateral fair value to determine required allowances.

Index

Current accounting standards call for the allowance for loan losses to include both specific losses on identified impaired problem loans and inherent contingent losses on existing loan pools not yet considered problem loans.  Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio.  Actual results, if significantly different from those using estimates at period-end, could have a material impact on the results of operations.  For example, losses incurred on loans not previously identified as carrying significant loss potential would increase the provision for loan losses expense equal to the amount of the loan principal charged off.

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into 12 loan categories:

Performing loans (5 categories, all of which are assigned inherent loss reserves):

•	Residential mortgages
•	Home equity lines of credit
•	Consumer and individual loans
•	Commercial real estate loans – credit risk grades 1 (“high quality”) through grade 4 (“acceptable risk”)
•	Commercial and industrial loans – grades 1 through 4

Problem loans assigned inherent loss reserves (4 categories):

•	Commercial real estate loans – grade 5 (“watch”) and grade 6 (“substandard”) loans
•	Commercial and industrial loans – grade 5 (“watch”) and grade 6 (“substandard”) loans

Impaired loans assigned specific reserves (3 categories):

•	Commercial real estate loans - grade 7 (“impaired”)
•	Commercial and industrial loans – grade 7 (“impaired”)
•	Residential mortgage, consumer, and other personal loans – grade 7 (“impaired”)

Commercial purpose loans are subcategorized into the credit risk “grades” based on an internal determination of risk established during credit analysis and updated no less than annually.  Determination of risk grades takes into account several factors including collateral, cash flow, borrower’s industry environment, financial statement strength, and other factors.  Identified impaired problem loans under current accounting standards are classified into the lowest quality risk grade (grade 7).  Impaired loans include nonaccrual loans, loans identified as restructurings of troubled debt, and loans accruing interest with elevated risk of default in the near term based on a variety of credit factors.

Inherent loss reserves are assigned as a percentage of estimated loss on principal within each category and are based on the following historical and subjective factors:

•	Weighted average historical net charge-off of principal by category during the past 12 quarters.
•
Additional contingency reserves based on subjective assessment of external factors including: changes in economic conditions, changes in nature/volume of portfolio, changes in collateral values, changes in regulatory requirements, and changes in peer data.

•
Additional contingency reserves based on subjective assessment of internal factors including: changes in bank policies, changes in underwriting criteria, changes in volume of past due loans, changes in internal local review processes, and management turnover.

Inherent loss reserves for loans categories graded 5 (watch) and grade 6 (substandard) are provided additional contingency reserves beyond those described above to reflect the emerging credit risk represented by loans within these categories.  These additional contingency reserves are based on the average specific reserves calculated for impaired loans by category at period end.  Grade 5 (watch ) loans are assigned an additional contingency reserve equal to 25% of the average reserve allocation assigned to impaired loans within that loan category.  Grade 6 (substandard) loans are assigned an additional contingency reserve equal to 50% of the average reserve allocation assigned to impaired loans within that loan category.

Specific reserves are calculated on each individual borrower by estimating future cash flows associated with borrower payments and foreclosure value of collateral associated with the loan.  Cash flows expected from foreclosure of collateral are discounted for closing costs and based on estimated current collateral and property values.  Estimated cash flows are discounted by the loan contract rate to determine the present value of future cash flows.  For loans considered to be restructurings of trouble debt, the cash flows are discounted using the loan contract rate in place prior to any loan modifications.

Index

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories.  As of March 31, 2011 and December 31, 2010, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the  many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments.  Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses.  For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates were 25% greater than those currently applied to meet reserve needs, the March 31, 2011 allowance for loan losses would have increased $660 and have decreased March 2011 quarterly net income by approximately $400 after income taxes.

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis.  For example, at March 31, 2011, if all of the loans graded 6 (substandard) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at March 31, 2011 would have increased $470 and decreased March 2011 quarterly net income by approximately $285 after income taxes.

Net Interest Income

Quarter ended March 31, 2011 compared to March 31, 2010

Net interest income is the most significant component of earnings.  Tax adjusted net interest income totaled $4,960 during the March 2011 quarter compared to $5,096 in the December 2010 quarter, a decrease of $136, or 2.7%, due to a decline in net margin and fewer days in the March 2011 quarter compared to the December 2010 quarter.  However, March 2011 quarter net interest income was $366, or 8.0%, greater than seen during the March 2010 quarter as net margin rose from 3.28% in March 2010 to 3.45% in 2011.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market.  At March 31, 2011, approximately 87% of our $115 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 99% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 73% of principal have “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points.  If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,483 and .25%, respectively, based on those existing loan floors and total earning assets at March 31, 2011.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At March 31, 2010, similar conditions concerning loan floors existed and supported net interest margin.  At March 31, 2011, approximately 85% of our $124 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 96% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 71% of principal had “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points.

Compared to the most recent December 2010 quarter, combined loan and securities yields declined .17% from 5.47% in December 2010 to 5.30% in March 2011.  Interest-bearing deposit costs also declined during March 2011 compared to December 2010, down .19%, from 1.61% to 1.42%.  However, total net margin declined to 3.45% during March 2011 compared to 3.53% during December 2011 in part from a $5.4 million increase in very low yielding excess funds (up 24%) during March 2011 compared to December 2010 from seasonal government deposit activity.  During this period, earnings on excess overnight funds were generally less than amounts paid on the related seasonal deposit, reducing net margin.

Index

Reinvestment yields for investment security cash flows remain very low and taxable securities yields are expected to continue to decline throughout 2011.  In addition, loan yields may decline slightly due to competitive pressures as banks seek to increase loan originations while quality credit demand remains weak.  These declines in earning asset rates are expected to be offset by further declines in certificate of deposit funding costs, with net interest margin continuing in a range of 3.45% to 3.50% in the coming June 2011 quarter.

The following Tables 9 and 10 present a schedule of yields and costs for the quarter ended March 31, 2011 compared to the prior year quarter ended March 31, 2010 and the interest income and expense volume and rate analysis for the March 2011 quarter compared to the March 2010 quarter.

Table 9:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2011			Quarter ended March 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$439,148	$6,087	5.62%	$444,718	$6,169	5.63%
Taxable securities	78,432	678	3.51%	68,284	755	4.48%
Tax-exempt securities(2)	34,020	450	5.36%	37,482	497	5.38%
FHLB stock	3,250	2	0.25%	3,250	–	0.00%
Other	28,063	22	0.32%	14,589	2	0.06%

Total(2)	582,913	7,239	5.04%	568,323	7,423	5.30%

Non-interest-earning assets:
Cash and due from banks	8,399			9,717
Premises and equipment, net	10,396			10,319
Cash surrender value insurance	10,980			10,527
Other assets	13,139			12,831
Allowance for loan losses	(8,009)			(7,729)

Total	$617,818			$603,988

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$131,800	$290	0.89%	$124,667	$329	1.07%
Money market deposits	110,157	235	0.87%	95,344	314	1.34%
Time deposits	167,692	904	2.19%	183,874	1,240	2.73%
FHLB borrowings	56,831	457	3.26%	58,614	460	3.18%
Other borrowings	30,714	167	2.21%	27,070	231	3.46%
Senior subordinated notes	7,000	142	8.23%	7,000	142	8.23%
Junior subordinated debentures	7,732	84	4.41%	7,732	113	5.93%

Total	511,926	2,279	1.81%	504,301	2,829	2.28%

Non-interest-bearing liabilities:
Demand deposits	54,124			53,170
Other liabilities	4,416			3,615
Stockholders’ equity	47,352			42,902

Total	$617,818			$603,988

Net interest income		$4,960			$4,594
Rate spread			3.23%			3.02%
Net yield on interest-earning assets			3.45%			3.28%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 10:  Interest Income and Expense Volume and Rate Analysis (Year to Date)

	2011 compared to 2010
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$(77)	$(5)	$(82)
Taxable securities	88	(165)	(77)
Tax-exempt securities(2)	(46)	(1)	(47)
FHLB stock	–	2	2
Other interest income	11	9	20

Total	(24)	(160)	(184)

Interest paid on:
Savings and demand deposits	16	(55)	(39)
Money market deposits	32	(111)	(79)
Time deposits	(87)	(249)	(336)
FHLB borrowings	(14)	11	(3)
Other borrowings	20	(84)	(64)
Senior subordinated notes	–	–	–
Junior subordinated debentures	–	(29)	(29)

Total	(33)	(517)	(550)

Net interest earnings	$9	$357	$366

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities.  Market risk is the risk of loss from adverse changes in market prices and rates.  We actively monitor and manage our interest-rate risk exposure.  The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified.  Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 12 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following Table 11 represents our earnings sensitivity to changes in interest rates at March 31, 2011.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

1.
Public or government fund MMDA and NOW accounts are considered fully repriced within 60 days.  Higher yielding retail and non-governmental money market and NOW deposit accounts are considered fully repriced within 90 days.  Rewards Checking NOW accounts and lower rate money market deposit accounts are considered fully repriced within

Index

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

Table 11 reflects a balanced sensitivity gap position during the next year, with a cumulative negative one-year gap ratio as of March 31, 2011 of 87.7% compared to a negative gap of 93.0% at December 31, 2010.  In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 11:  Interest Rate Sensitivity Gap Analysis

	March 31, 2011
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$164,843	$31,280	$52,472	$89,391	$76,881	$28,512	$443,379
Securities	6,206	3,871	9,266	16,882	34,934	44,129	115,288
FHLB stock						3,250	3,250
CSV bank-owned life ins.						11,098	11,098
Other earning assets	486			500	1,984		2,970

Total	$171,535	$35,151	$61,738	$106,773	$113,799	$86,989	$575,985
Cumulative rate sensitive assets	$171,535	$206,686	$268,424	$375,197	$488,996	$575,985

Interest-bearing liabilities
Interest-bearing deposits	$149,867	$30,242	$98,985	$29,686	$48,191	$36,250	$393,221
FHLB advances	5,977		7,000	10,000	37,124	1,000	61,101
Other borrowings	13,954				8,000	5,500	27,454
Senior subordinated notes						7,000	7,000
Junior subordinated debentures						7,732	7,732

Total	$169,798	$30,242	$105,985	$39,686	$93,315	$57,482	$496,508
Cumulative interest
sensitive liabilities	$169,798	$200,040	$306,025	$345,711	$439,026	$496,508

Interest sensitivity gap for
the individual period	$1,737	$4,909	$(44,247)	$67,087	$20,484	$29,507
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	101.0%	116.2%	58.3%	269.0%	122.0%	151.3%

Cumulative interest
sensitivity gap	$1,737	$6,646	$(37,601)	$29,486	$49,970	$79,477
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	101.0%	103.3%	87.7%	108.5%	111.4%	116.0%

Index

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

Table 12:  Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2011	March 2010	December 2010

Cumulative 1 year gap ratio
Base	88%	90%	93%
Up 200	84%	86%	89%
Down 100	90%	93%	95%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.9%	-3.3%	-2.5%
Down 100 during the year	-0.7%	-0.6%	-1.0%

Change in Net Interest Income – Year 2
No rate change (base case)	-2.9%	-0.5%	-2.4%
Following up 200 in year 1	-4.4%	-3.0%	-2.6%
Following down 100 in year 1	-7.6%	-5.3%	-7.5%

Note: Simulations after December 2007 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario s dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital.  Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 78.0% at March 31, 2011 compared to 76.7% at December 31, 2010.

At March 31, 2011, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following March 31, 2011, net interest income would decline during the first three years of the simulation in amounts ranging from 7.4% to 11.9% of the base simulation’s net interest income ($1,469 to $2,319 per year).  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.  Current net interest income sensitivity to a rising and flattening yield curve is greater than that seen at December 31, 2010 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% to 5.0% of the base simulation’s net interest income.  The increase in sensitivity is due primarily to more conservative (faster) funding cost increase assumptions used for the March 2011 simulation.

Index

Although the flat up 500 basis points simulation is projected to negatively impact net interest income, we have significant risk to a prolonged period of low or falling rates in the already low rate environment.  In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008.  In the down 100 basis point scenario, net interest income is projected to decline as follows compared to the current “base rate” scenario:

	$	%

Year 1 -	$ 134	0.7%
Year 2 -	$ 944	4.9%
Year 3 -	$1,633	8.5%
Year 4 -	$2,126	10.9%
Year 5 -	$2,351	11.9%

Despite recent rate volatility and periodic continued declines in market interest rates, management does not consider such a protracted low interest rate environment to be likely, but continues to monitor its asset-liability position in light of this potential long-term risk to net interest income levels.

Noninterest Income

Quarter ended March 31, 2011 compared to March 31, 2010

Total noninterest income for the quarter ended March 31, 2011 was $1,397, compared to $1,091 earned during the March 2010 quarter, an increase of $306, or 28%.  The increase was due primarily to a $141 recapture of a mortgage servicing right valuation allowance (reducing the quarter-end allowance to $62), which increased mortgage banking income, and $96 in swap sale commission income recorded as other noninterest income.

During 2010, we recorded a valuation allowance against mortgage servicing rights in light of significantly  higher loan refinance activity expected to occur in our serviced loan portfolio.  As mortgage rates increased during 2011, refinance activity slowed, eliminating much of the valuation allowance.  Separately, certain commercial customers with adjustable rate loans with us may choose to enter into an interest rate swap with us to convert floating rate interest payments to a fixed rate.  We simultaneously sell these fixed rate hedge contracts to a correspondent bank in exchange for a fee, which totaled $96 during March 2011.  There were no interest rate swap commissions recorded during March 2010.

We continue to experience a decline in overdraft fee income due in part to regulation concerning overdraft protection programs and requirements for customers to opt in to bank programs made effective during August 2010.  Certain payments by consumers who did not opt into the bank’s overdraft program are not paid by the bank, reducing overdraft fee income.  During March 2011, net overdraft fees were $297 compared to $441 during the June 2010 quarter, down 33%.  We expect potential further declines in overdraft fee income.  In addition, certain provisions of the Dodd-Frank Wall Street Reform Act are expected to decrease the amount of interchange income we collect on debit card and merchant payment activity, although the timing and extent of the reduction cannot yet be reasonably estimated.  During the quarter ended March 2011, card interchange revenue was $181 compared to $167 during March 2010.  Recent proposals regarding limits on debit card income by the Federal Reserve have the potential to significantly reduce the current level of interchange income, lowering net income.

We do not anticipate to recapture mortgage servicing right valuation allowances during the June 2011 quarter and expect customer loan interest rate swap sales commission income to decline.  In combination with lower overdraft fee and card interchange income, noninterest income is expected to decline during the upcoming June 2011 quarter.

Noninterest Expense

Quarter ended March 31, 2011 compared to March 31, 2010

Noninterest expenses totaled $3,953 during the March 2011 quarter compared to $3,840 during the March 2010 quarter, an increase of $113, or 2.9%.  Increased expenses were due primarily to higher loss on foreclosed assets which increased $184.  During the March 2011 quarter, we recorded a $205 partial write-down of an existing foreclosed property on which a new appraised value was obtained.

During the quarter, data processing expenses also increased $79 due to outsourced data processing costs associated with a new computer system placed in service during June 2010.  However, occupancy and facilities expense declined $81 in part from lower computer equipment depreciation expense previously incurred with the prior in house computer system.  Following the June 2010 conversion date, the current system vendor provided a contractual reduction in monthly service fees that will expire following June 2011.  Following expiration of the reduction period, data processing servicing fees will increase significantly.

Index

Prior to loss on foreclosed assets, total operating expenses during the past five quarters have been contained in range of $3.7 million to $3.8 million per quarter.  We expect operating expenses prior to foreclosure costs to remain in this range during the upcoming June 2011 quarter.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits and repurchase agreements are the primary source of funding.  Retail and local deposits and repurchase agreements were 64.6% of total assets at March 31, 2011, compared to 67.0% of total assets at December 31, 2010 and 63.8% of total assets at March 31, 2010.  During 2011, retail and local deposits declined compared to December 31, 2010 due to declines in local municipal deposits as described previously under Results of Operations.

Table 13:  Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2011		2010		2010
	$	%	$	%	$	%

Non-interest bearing demand	$51,062	11.5%	$52,850	11.5%	$57,932	12.5%
Interest-bearing demand and savings	126,641	28.5%	108,226	23.6%	131,231	28.1%
Money market deposits	99,571	22.4%	92,476	20.1%	105,866	22.8%
Retail time deposits less than $100	49,792	11.2%	56,512	12.3%	50,993	11.0%

Total core deposits	327,066	73.6%	310,064	67.5%	346,022	74.4%
Wholesale interest-bearing demand	–	0.0%	9,501	2.1%	–	0.0%
Retail time deposits $100 and over	50,276	11.3%	63,589	13.9%	52,404	11.3%
Broker & national time deposits less than $100	930	0.2%	1,051	0.2%	1,028	0.2%
Broker & national time deposits $100 and over	66,011	14.9%	74,878	16.3%	65,803	14.1%
Totals	$444,283	100.0%	$459,083	100.0%	$465,257	100.0%

During the three months ended March 31, 2011, non-interest bearing demand deposits decreased from a reduction on commercial deposits while interest bearing demand deposits and money market deposits decreased from withdrawal of seasonal tax collection funds from municipal deposit accounts.  Interest-bearing demand deposits also declined from lower Rewards Checking NOW balances.  Each of these changes was discussed previously in this Quarterly Report on Form 10-Q.   We continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit.  Certificate balances have also been replaced by higher money market and interest bearing demand account balances such as Rewards Checking as customer have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain nonmaturity deposit accounts.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $19,057 at March 31, 2011 compared to $19,618 at December 31, 2010.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.  We currently hold no certificates obtained from certificate rate listing services, although we retain the ability to raise such funds and may exercise this liquidity source to fund asset growth during 2011.

Our high yield retail interest bearing demand account, Rewards Checking, declined in balances at March 31, 2011 to $48,717 compared to $50,187 at December 31, 2010, representing the first quarter to quarter decline in the product since its introduction during June 2007.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 1.69% and 2.28% during the three months ended March 31, 2011 and March 31, 2010, respectively.

Index

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

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets were 11.2%, 10.8%, and 12.6% at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  We expect a mix of brokered deposits and new FHLB advances to provide wholesale funding if needed for asset growth during the coming quarters.  Beyond these traditional sources of wholesale funding, secondary wholesale sources include Federal Reserve Discount Window advances and pledging of investment securities against wholesale repurchase agreements.

Table 14:  Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2011	2010	2010

Total time deposits $100 and over	$116,287	$138,467	$118,207
Total broker and wholesale deposits	66,941	85,430	66,831
Total retail time deposits	100,068	120,101	103,397
Core deposits, including money market deposits	327,066	310,064	346,022

Table 15:  Change in Deposit Balance since Prior Period Ended

	March 31, 2010		December 31, 2010
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(22,180)	-16.0%	$(1,920)	-1.6%
Total broker and wholesale deposits	(18,489)	-21.6%	110	0.2%
Total retail time deposits	(20,033)	-16.7%	(3,329)	-3.2%
Core deposits, including money market deposits	17,002	5.5%	(18,956)	-5.5%

As a supplement to deposits, we use primary short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, use of wholesale time deposits, and advances taken from the Federal Reserve’s Discount Window.  Table 17 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of March 31, 2011 and December 31, 2010.  Currently unused but available funding sources at March 31, 2011 are considered sufficient to fund anticipated 2011 asset growth and meet contingency funding needs.

Index

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis.  Table 16 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 16: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 17 summarizes the availability of various wholesale funding sources at March 31, 2011 and December 31, 2010.

Table 17:  Available but Unused Funding Sources other than Retail Deposits

	March 31, 2011		December 31, 2010
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$21,280	$4,220	$25,500	$–
Federal Reserve discount window advances	95,111	–	94,980	–
FHLB advances under blanket mortgage lien	13,607	61,101	15,056	57,434
Repurchase agreements and other FHLB advances	30,170	27,454	17,177	31,511
Wholesale market deposits	52,947	66,941	57,388	66,831
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$214,115	$159,716	$211,101	$155,776

Funding as a percent of total assets	35.7%	26.6%	34.0%	25.1%

The following discussion examines each of the available but unused funding sources listed in Table 17 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

Overnight federal funds purchased

Our aggregate federal funds purchase availability of $25,500 is from three correspondent banks.  The most significant portion of the total is $12,500 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin.  We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks.  Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days.  To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less.  Bankers’ Bank defines the composite ratio to be nonperforming assets divided by capital including the allowance for loan losses calculated at our subsidiary bank level.  Due to existence of the composite ratio, an increase in nonperforming loans could impact availability of the line or subject us to further review.  In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank.  Our subsidiary bank’s composite ratio was approximately 23% and 24% and less than the 40% benchmark used by Bankers’ Bank at March 31, 2011 and December 31, 2010, respectively.

Index

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program.  During the quarter ended March 31, 2011, the annualized interest rate applicable to Discount Window advances was .75%.  Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral.  We are subject to annual review and certification by the Federal Reserve to retain participation in the program.  The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above.  We were limited to a maximum advance of $95,111 and $94,980 at March 31, 2011 and December 31, 2010, respectively, based on the BIC loan collateral pledged.  In general, Discount Window advances must be repaid or renewed each day.  No Discount Window advances were used during the quarter ended March 31, 2011.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain a line of credit availability with the FHLB based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions.  We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment.  Based on the our existing $3,250 capital stock investment,  total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At March 31, 2011, we could have drawn an FHLB advance up to $3,899 of the $13,607 available without the purchase of FHLB stock.  At December 31, 2010, we could have drawn an FHLB advance up to $7,566 of the $15,056 available without the purchase of FHLB stock.  Further advances of the remaining $9,708 available at March 31, 2011 would have required us to purchase additional FHLB stock totaling $485.  After several years of no dividends, the FHLB declared a nominal annualized cash dividend of .10% during the December 2010 quarter with expectations of continuing this dividend level during 2011.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold non-earning FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at March 31, 2011 and December 31, 2010.  The haircut on secondary lien collateral is expected to increase to 70% on June 30, 2011, which is expected to reduce our borrowing capacity by approximately $3.4 million.  The FHLB also conducts annual audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings.  The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report.  Our current credit risk is within the normal range for a healthy member bank.  Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net losses, and other factors can increase a member’s credit risk grade.  Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage.   FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

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

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms.  Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal.  In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction.  Repurchase agreements could require up to several business days to receive funding.  Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity.  At March 31, 2011 $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $9.7 million are overnight repurchase agreements with local customers using our treasury management services.  At December 31, 2010, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $18.0 million were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances.  Advances secured by investments are also subject to the FHLB stock ownership

Index

requirement as described previously.  Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity.  At March 31, 2011, $30,170 of additional FHLB advances were available based on pledging of securities if an additional $1,509 of member capital stock were purchased.  At December 31, 2010, $17,177 of additional FHLB advances were available based on pledging of securities if an additional $859 of member capital stock were purchased.  The amount available for pledging increased since December 31, 2010 due to an increase in the securities portfolio in general, and a decrease in local customer repurchase agreements, which freed up security collateral for pledging to the FHLB.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market.  We have an internal policy that limits use of brokered deposits to 20% of total assets , which gave availability of $52,947 at March 31, 2011 and $57,388 at December 31, 2010.  Brokered certificates were 11.2% and 10.8% of assets at March 31, 2011 and December 31, 2010, respectively.  Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, brokered certificate of deposit funding is expected to increase during 2011 to the extent loan growth is not funded with local deposit growth.

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

Holding company unsecured line of credit

We maintain a $1,000 line of credit with a correspondent bank as a contingency liquidity source.  No amounts were drawn on the line at March 31, 2011 or December 31, 2010.  Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow.  Because our bank holding company has approximately $892 of financing obligations per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We are subject to financial covenants associated with the line which during 2011 require our bank subsidiary to:

•	Be considered “well capitalized” at all times.
•	Maintain nonperforming assets as a percentage of tangible equity plus the allowance for loan losses to less than 25%.
•	Maintain loan loss reserves no less than 60% of nonperforming loans.
•	Maintain total risk based capital ratio of at least 12%

At March 31, 2011 and December 31, 2010, we were not in violation of any of the line of credit covenants.  A violation of any covenant could prevent us from utilizing the unused balance of the line of credit.  The line of credit was renewed during the March 2011 quarter to mature on February 28, 2012.

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

Index

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

As of March 31, 2011, a Risk Level 1 trigger concerning heightened funding needs was set as the quarterly funding gap (loan growth less local deposit growth divided by assets) was 4.14% and in excess of the Risk Level 1 trigger point of 2.50%.  As discussed previously, the March 2011 quarter experienced significant local deposit declines from seasonal factors, while loans increased.  Based on expected local deposit activity and loan growth, this measure may continue as a Risk Level 1 trigger in the upcoming June 2011 quarter-end.  As of March 31, 2011, commercial real estate loans were 325% of capital, exceeding the Risk Level 1 trigger point of 300%.  Due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, we consistently exceed this trigger.  However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position.  No liquidity stress level was considered to exist at March 31, 2011.

As of December 31, 2010, two capital risk triggers were exceeded.  At December, 31, 2010, commercial and industrial loans were 215% of capital and commercial real estate loans were 327% of capital, exceeding their “Risk Level 1” trigger points of 200% and 300%, respectively.  No liquidity stress level was considered to exist at December 31, 2010.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 6.4% and 8.7% at March 31, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

During the quarter ended March 31, 2011, stockholders’ equity increased approximately $1.2 million from retained net income.  Net book value per share at March 31, 2011 was $30.46 compared to $29.85 at December 31, 2010, an increase of 2.0%.   Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income was 7.29% of average assets during the quarter ended March 31, 2011 compared to 6.82% during the quarter ended March 31, 2010.

Index

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively.  The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017.  PSB was considered “well capitalized” under banking regulations at March 31, 2011.

Unrealized gains in securities available for sale reflected as accumulated other comprehensive income represented approximately $1.55, or 5.1% of total net book value per share at March 31, 2011 compared to $1.62, or 5.4% of total net book value per share at December 31, 2010.  The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio, which is recorded as an increase to equity.  If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

During the March 2011 quarter, we issued 8,695 shares of restricted stock having a grant date value of $200 to certain key employees as a retention tool and to align employee performance with shareholder interests.  The shares vest over the service period using a straight-line method and unvested shares are forfeited if, prior to vesting, the employee is no longer employed with the Bank.  Refer to Footnote 9 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

No shares were repurchased by us during the three months ended March 31, 2011 or 2010 as we sought to conserve capital for growth and increased regulatory capital ratios.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2011.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of March 31, 2011, and December 31, 2010, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.  Average common stockholders’ equity (excluding accumulated other comprehensive income such as the unrealized gains on securities available for sale discussed previously) to average assets was 7.29% during the March 2011 quarter, 7.34% during the most recent December 2010 quarter, and 6.82% during the March 2010 quarter.

Table 18:  Capital Ratios – PSB Holdings, Inc. – Consolidated
	March 31,		December 31,
(dollars in thousands)	2011	2010	2010

Stockholders’ equity	$47,916	$43,282	$46,690
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(127)	(114)	(110)
Accumulated other comprehensive (income) loss	(2,442)	(1,898)	(2,528)

Tier 1 regulatory capital	52,847	48,770	51,552
Qualifying unrealized gain on equity securities available for sale	–	–	–
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	5,611	6,097	5,654

Total regulatory capital	$65,458	$61,867	$64,206

Total quarterly average assets	$617,818	$601,065	$610,577
Disallowed mortgage servicing right assets	(115)	(114)	(108)
Accumulated other comprehensive (income) loss	(2,186)	(1,898)	(2,596)

Quarterly average tangible assets (as defined by current regulations)	$615,598	$599,053	$607,954

Risk-weighted assets (as defined by current regulations)	$447,124	$486,206	$449,987

Tier 1 capital to average tangible assets (leverage ratio)	8.58%	8.10%	8.48%
Tier 1 capital to risk-weighted assets	11.82%	10.03%	11.46%
Total capital to risk-weighted assets	14.64%	12.72%	14.27%

Index

Table 19: Capital Ratios - Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.47%	9.10%	9.37%
Tier 1 capital to risk-weighted assets	13.05%	11.32%	12.64%
Total capital to risk-weighted assets	14.30%	12.57%	13.90%

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

Table: 20: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in thousands)	2011	2010	2010	2010	2010

Total nonperforming assets	$15,359	$16,389	$15,141	$15,837	$16,178

Total stockholders’ equity	$47,916	$46,690	$46,044	$44,046	$43,282
Less: Mortgage servicing rights, net (intangible assets)	(1,268)	(1,100)	(1,042)	(1,163)	(1,143)
Less: Preferred stock capital elements	–	–	–	–	–
Add: Allowance for loan losses	7,377	7,960	8,001	7,665	7,649

Total tangible common stockholders’ equity and reserves	$54,025	$53,550	$53,003	$50,548	$49,788

Total nonperforming assets as a percentage of total
tangible common stockholders’ equity and reserves	28.43%	30.61%	28.57%	31.33%	32.49%

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

Since inception of our pools containing guarantees to the FHLB in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.  No loans have been sold by us to the FHLB with our credit enhancement guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

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

Index

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of March 31, 2011 and December 31, 2010.

Table 21:  Residential Mortgage Loans Serviced for Others as of March 31, 2011 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$22,941	401	5.38%	95	$94	$353	$68	0.30%
FHLB MPF 125	40,297	407	5.75%	57	1,851	1,606	182	0.45%
FHLB XTRA	185,482	1,358	4.63%	14	n/a	n/a	956	0.52%
FNMA	12,514	92	4.38%	13	n/a	n/a	62	0.50%

Totals	$261,234	2,258	4.86%	28	$1,945	$1,959	$1,268	0.49%

Table 22: Residential Mortgage Loans Serviced for Others as of December 31, 2010 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
($000s)	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$25,245	426	5.38%	92	$94	$353	$70	0.28%
FHLB MPF 125	44,964	448	5.75%	54	1,851	1,651	146	0.32%
FHLB XTRA	178,183	1,291	4.63%	12	n/a	n/a	832	0.47%
FNMA	11,705	84	4.44%	12	n/a	n/a	52	0.44%

Totals	$260,097	2,249	4.89%	27	$1,945	$2,004	$1,100	0.42%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2010.

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

Index

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of PSB’s Annual Report on Form 10-K for the year ended December 31, 2010, under the caption “Forward-Looking Statements.”  These and other risk factors could materially affect PSB’s business, financial condition, or future results of operations.  The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB.  Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

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

PSB HOLDINGS, INC.

May 16, 2011	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as
Principal Financial Officer)

Index

EXHIBIT INDEX
to
FORM 10-Q
of
PSB HOLDINGS, INC.
for the quarterly period ended March 31, 2011
Pursuant to Section 102(d) of Regulation S-T
(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1           Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2           Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1           Certifications under Section 906 of Sarbanes-Oxley Act of 2002