Form 10-Q
period 2011-06-30
PSB HOLDINGS INC /WI/
filed 2011-08-15
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

The number of common shares outstanding at August 15, 2011 was 1,574,456.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2011

i

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSB Holdings, Inc.
Consolidated Balance Sheets
June 30, 2011 unaudited, December 31, 2010 derived from audited financial statements

(dollars in thousands, except per share data)	June 30, 2011	December 31, 2010
Assets

Cash and due from banks	$10,077	$9,601
Interest-bearing deposits and money market funds	1,078	227
Federal funds sold	–	30,503

Cash and cash equivalents	11,155	40,331

Securities available for sale (at fair value)	61,459	55,273
Securities held to maturity (fair value of $51,348 and $51,662, respectively)	51,411	53,106
Other investments	2,484	2,484
Loans held for sale	319	436
Loans receivable, net	437,745	431,801
Accrued interest receivable	2,072	2,238
Foreclosed assets	4,339	4,967
Premises and equipment, net	10,213	10,464
Mortgage servicing rights, net	1,230	1,100
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	11,199	10,899
Other assets	4,551	4,744

TOTAL ASSETS	$601,427	$621,093

Liabilities

Non-interest-bearing deposits	$55,460	$57,932
Interest-bearing deposits	393,207	407,325

Total deposits	448,667	465,257

Federal Home Loan Bank advances	59,124	57,434
Other borrowings	25,139	31,511
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	5,034	5,469

Total liabilities	552,696	574,403

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,574,456 and 1,564,297 shares, respectively	1,751	1,751
Additional paid-in capital	5,299	5,506
Retained earnings	43,899	41,974
Accumulated other comprehensive income (loss), net of tax	2,575	2,528
Treasury stock, at cost – 176,975 and 187,134 shares, respectively	(4,793)	(5,069)

Total stockholders’ equity	48,731	46,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$601,427	$621,093

Index

PSB Holdings, Inc.
Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data – unaudited)	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$6,112	$6,372	$12,156	$12,501
Securities:
Taxable	705	779	1,383	1,534
Tax-exempt	281	317	578	645
Other interest and dividends	15	5	39	7

Total interest and dividend income	7,113	7,473	14,156	14,687

Interest expense:
Deposits	1,396	1,787	2,825	3,670
FHLB advances	459	468	916	928
Other borrowings	165	168	332	399
Senior subordinated notes	141	142	283	284
Junior subordinated debentures	86	113	170	226

Total interest expense	2,247	2,678	4,526	5,507

Net interest income	4,866	4,795	9,630	9,180
Provision for loan losses	430	585	790	1,045

Net interest income after provision for loan losses	4,436	4,210	8,840	8,135

Noninterest income:
Service fees	408	497	787	845
Mortgage banking	281	283	706	546
Investment and insurance sales commissions	142	205	272	344
Net loss on sale of securities	–	(20)	–	(20)
Increase in cash surrender value of life insurance	102	103	208	204
Other noninterest income	264	229	621	469

Total noninterest income	1,197	1,297	2,594	2,388

Noninterest expense:
Salaries and employee benefits	1,991	2,058	4,101	4,110
Occupancy and facilities	412	480	865	1,014
Loss on foreclosed assets	278	38	573	149
Data processing and other office operations	313	304	626	530
Advertising and promotion	54	79	115	153
FDIC insurance premiums	149	241	338	473
Other noninterest expenses	672	601	1,204	1,212

Total noninterest expense	3,869	3,801	7,822	7,641

Income before provision for income taxes	1,764	1,706	3,612	2,882
Provision for income taxes	538	498	1,101	793

Net income	$1,226	$1,208	$2,511	$2,089
Basic earnings per share	$0.78	$0.77	$1.60	$1.34
Diluted earnings per share	$0.78	$0.77	$1.59	$1.33

Index

PSB Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Six months ended June 30, 2011 – unaudited

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Totals

Balance January 1, 2011	$1,751	$5,506	$41,974	$2,528	$(5,069)	$46,690

Comprehensive income:
Net income			2,511			2,511
Unrealized gain on securities
available for sale, net of tax				284		284
Amortization of unrealized gain on securities
available for sale transferred to securities held
to maturity included in net income, net of tax				(163)		(163)
Unrealized loss on interest rate swap, net of tax				(129)		(129)
Reclassification of interest rate swap
settlements included in earnings, net of tax				55		55

Total comprehensive income						2,558

Exercise of stock options		(16)			40	24
Issuance of new restricted stock grants		(236)			236	–
Vesting of existing restricted stock grants		45				45
Cash dividends declared $.37 per share			(574)			(574)
Cash dividends declared on unvested restricted stock grants			(12)			(12)

Balance June 30, 2011	$1,751	$5,299	$43,899	$2,575	$(4,793)	$48,731

Index

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010 – unaudited

(dollars in thousands)	2011	2010

Cash flows from operating activities:

Net income	$2,511	$2,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,069	974
Provision for loan losses	790	1,045
Deferred net loan origination costs	(156)	(135)
Gain on sale of loans	(401)	(412)
Provision for (recapture of) servicing right valuation allowance	(145)	7
Loss on sale of foreclosed assets	433	28
Loss on sale of securities	–	20
Increase in cash surrender value of life insurance	(208)	(204)
Changes in operating assets and liabilities:
Accrued interest receivable	166	(105)
Other assets	131	213
Other liabilities	(556)	(314)

Net cash provided by operating activities	3,634	3,206

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	7,930	13,628
Securities held to maturity	2,230	–
Payment for purchase of:
Securities available for sale	(13,941)	(14,674)
Securities held to maturity	(831)	–
Net increase in loans	(6,500)	(7,962)
Capital expenditures	(102)	(735)
Proceeds from sale of foreclosed assets	330	475
Purchase of bank-owned life insurance	(92)	–

Net cash used in investing activities	(10,976)	(9,268)

Index

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010 – unaudited
(continued)

(dollars in thousands)	2011	2010

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(2,472)	(5,285)
Net increase (decrease) in interest-bearing deposits	(14,118)	1,398
Net increase (decrease) in FHLB advances	1,690	(725)
Net decrease in other borrowings	(6,372)	(3,546)
Dividends declared	(586)	(565)
Proceeds from exercise of stock options	24	–

Net cash used in financing activities	(21,834)	(8,723)

Net decrease in cash and cash equivalents	(29,176)	(14,785)
Cash and cash equivalents at beginning	40,331	26,337

Cash and cash equivalents at end	$11,155	$11,552

Supplemental cash flow information:

Cash paid during the period for:
Interest	$4,591	$5,625
Income taxes	1,025	423

Noncash investing and financing activities:

Loans charged off	$1,083	$995
Loans transferred to foreclosed assets	135	2,950
Issuance of unvested restricted stock grants at fair value	200	75
Vesting of restricted stock grants	45	21

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

NOTE 2 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2011

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$502	$26	$–	$528
U.S. agency issued residential mortgage-backed securities	16,925	1,150	–	18,075
U.S. agency issued residential collateralized mortgage obligations	41,146	1,021	–	42,167
Privately issued residential collateralized mortgage obligations	624	14	–	638
Other equity securities	51	–	–	51

Totals	$59,248	$2,211	$–	$61,459

Securities held to maturity

Obligations of states and political subdivisions	$49,530	$346	$168	$49,708
Nonrated trust preferred securities	1,478	22	260	1,240
Nonrated senior subordinated notes	403	–	3	400

Totals	$51,411	$368	$431	$51,348

Index

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,003	$38	$–	$1,041
U.S. agency issued residential mortgage-backed securities	16,580	1,110	–	17,690
U.S. agency issued residential collateralized mortgage obligations	34,934	652	75	35,511
Privately issued residential collateralized mortgage obligations	964	18	2	980
Other equity securities	51	–	–	51

Totals	$53,532	$1,818	$77	$55,273

Securities held to maturity

Obligations of states and political subdivisions	$51,234	$7	$1,435	$49,806
Nonrated trust preferred securities	1,468	25	37	1,456
Nonrated senior subordinated notes	404	–	4	400

Totals	$53,106	$32	$1,476	$51,662

Securities with a fair value of $49,451 and $60,111 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands – unaudited)	2011	2010	2011	2010

Net income	$1,226	$1,208	$2,511	$2,089
Unrealized gain on securities available for sale, net of tax	337	97	284	219
Reclassification adjustment for security loss included in net income, net of tax	–	12	–	12
Amortization of unrealized gain on securities available for sale transferred to
securities held to maturity included in net income, net of tax	(77)	–	(163)	–
Unrealized loss on interest rate swap, net of tax	(155)	–	(129)	–
Reclassification of interest rate swap settlements included in earnings, net of tax	28	–	55	–

Comprehensive income	$1,359	$1,317	$2,558	$2,320

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans

Loans that management has the intent to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest on loans is credited to income as earned.  Interest income is not accrued on loans where management has determined collection of such interest is doubtful or those loans which are past due 90 days or more as to principal or interest payments.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income.  After being placed on nonaccrual status, additional income is recorded only to the extent

Index

that payments are received and the collection of principal becomes reasonably assured.  Interest income recognition on loans considered to be impaired is consistent with the recognition on all other loans.  Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The composition of loans at period-end, categorized by the type of the loan, is as follows:

	June 30, 2011	December 31, 2010

Commercial, industrial, and municipal	$130,747	$129,063
Commercial real estate mortgage	185,200	180,937
Construction and development	28,033	35,310
Residential real estate mortgage	75,203	71,675
Residential real estate home equity	24,976	23,774
Consumer and individual	3,745	3,929

Subtotals – Gross loans	447,904	444,688
Loans in process of disbursement	(2,565)	(5,177)

Subtotals – Disbursed loans	445,339	439,511
Net deferred loan costs	223	250
Allowance for loan losses	(7,817)	(7,960)

Net loans receivable	$437,745	$431,801

Index

The following is a summary of information pertaining to impaired loans:

	June 30, 2011	December 31, 2010

Impaired loans without a valuation allowance	$3,639	$8,773
Impaired loans with a valuation allowance	13,628	2,643

Total impaired loans before valuation allowances	17,267	11,416
Valuation allowance related to impaired loans	3,387	1,496

Net impaired loans	$13,880	$9,920

Activity in the allowance for loan losses during the six months ended June 30, 2011, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning balance	$3,862	$3,674	$211	$213	$–	$7,960
Provision	579	(653)	932	(68)	–	790
Recoveries	139	6	–	5	–	150
Charge offs	(766)	(132)	(102)	(83)	–	(1,083)

Ending balance	$3,814	$2,895	$1,041	$67	$–	$7,817
Individually evaluated for impairment	$1,943	$882	$542	$20	$–	$3,387
Collectively evaluated for impairment	$1,871	$2,013	$499	$47	$–	$4,430

Loans receivable (gross):

Individually evaluated for impairment	$7,338	$7,688	$2,163	$78	$–	$17,267
Collectively evaluated for impairment	$123,409	$192,238	$111,323	$3,667	$–	$430,637

Index

The commercial credit exposure based on internally assigned credit grade at June 30, 2011 and at December 31, 2010, follows:

At June 30, 2011	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (credit risk rating 1)	$58	$–	$–	$–	$–	$58
Minimal risk (2)	6,811	21,609	451	653	1,780	31,304
Average risk (3)	56,299	115,987	7,609	1,572	5,262	186,729
Acceptable risk (4)	41,355	31,052	2,357	393	–	75,157
Watch risk (5)	8,523	8,998	3,892	–	–	21,413
Substandard risk (6)	703	247	36	–	–	986
Impaired loans (7)	7,023	7,307	381	315	–	15,026

Total	$120,772	$185,200	$14,726	$2,933	$7,042	$330,673

At December 31, 2010	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (credit risk rating 1)	$83	$–	$–	$–	$–	$83
Minimal risk (2)	3,854	27,792	1,055	664	1,922	35,287
Average risk (3)	57,667	107,639	7,865	1,507	6,024	180,702
Acceptable risk (4)	37,373	33,482	12,594	293	–	83,742
Watch risk (5)	10,303	6,560	145	–	–	17,008
Substandard risk (6)	4,797	3,010	237	–	–	8,044
Impaired loans (7)	4,218	2,454	345	358	–	7,375

Total	$118,295	$180,937	$22,241	$2,822	$7,946	$332,241

The consumer credit exposure based on payment activity at June 30, 2011 and at December 31, 2010, follows:

At June 30, 2011	Residential – Prime	Residential – HELOC	Construction & Development	Consumer	Total

Performing	$73,602	$24,877	$13,209	$3,684	$115,372
Nonperforming	1,601	99	98	61	1,859

Total	$75,203	$24,976	$13,307	$3,745	$117,231

At December 31, 2010	Residential – Prime	Residential – HELOC	Construction & Development	Consumer	Total

Performing	$70,242	$23,632	$12,928	$3,851	$110,653
Nonperforming	1,433	142	141	78	1,794

Total	$71,675	$23,774	$13,069	$3,929	$112,447

Index

The payment age analysis of loans receivable disbursed at June 30, 2011 and at December 31, 2010 follows:

Loan Class at June 30, 2011	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total Loans	90+ and Accruing

Commercial:

Commercial and industrial	$567	$269	$2,743	$3,579	$117,193	$120,772	$–
Agricultural	–	179	–	179	2,754	2,933	–
Government	–	–	–	–	7,042	7,042	–

Commercial real estate:

Commercial real estate	868	411	864	2,143	183,057	185,200	–
Commercial construction and development	–	–	444	444	13,618	14,061	–

Residential real estate:

Residential – prime	285	298	1,323	1,906	73,297	75,203	–
Residential – HELOC	114	–	69	183	24,793	24,976	–
Residential – construction and development	–	–	78	78	11,328	11,407	–

Consumer	21	1	60	82	3,663	3,745	–

Total	$1,855	$1,158	$5,581	$8,594	$436,745	$445,339	$–

Loan Class at December 31, 2010	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total Loans	90+ and Accruing

Commercial:

Commercial and industrial	$2,235	$694	$2,305	$5,234	$113,061	$118,295	$–
Agricultural	–	–	72	72	2,750	2,822	–
Government	–	–	–	–	7,946	7,946	–

Commercial real estate:

Commercial real estate	178	355	1,545	2,078	178,859	180,937	–
Commercial construction and development	–	145	448	593	17,930	18,523	–

Residential real estate:

Residential – prime	649	267	758	1,674	70,001	71,675	–
Residential – HELOC	26	35	78	139	23,635	23,774	–
Residential – construction and development	17	–	99	116	11,494	11,610	–

Consumer	8	3	78	89	3,840	3,929	–

Total	$3,113	$1,499	$5,383	$9,995	$429,516	$439,511	$–

Index

Impaired loans at June 30, 2011, and during the six months then ended, by loan class, follows:

At June 30, 2011	Unpaid Principal Balance	Related Allowance	Recorded Investment	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Commercial & industrial	$1,372	$–	$1,372	$2,292	$20
Commercial real estate	1,920	–	1,920	3,622	51
Commercial construction & development	–	–	–	120	–
Agricultural	300	–	300	300	8
Government	–	–	–	–	–
Residential – prime	47	–	47	338	1
Residential – HELOC	–	–	–	23	–
Residential construction & development	–	–	–	12	–
Consumer	–	–	–	11	–

With an allowance recorded:

Commercial & industrial	$5,651	$1,940	$3,711	$2,298	$65
Commercial real estate	5,247	733	4,514	2,388	94
Commercial construction & development	521	149	372	342	2
Agricultural	15	3	12	11	–
Government	–	–	–	–	–
Residential – prime	1,729	387	1,342	922	9
Residential – HELOC	289	126	163	112	4
Residential construction & development	98	29	69	54	–
Consumer	78	20	58	39	1

Totals:

Commercial & industrial	$7,023	$1,940	$5,083	$4,590	$85
Commercial real estate	7,167	733	6,434	6,010	145
Commercial construction & development	521	149	372	462	2
Agricultural	315	3	312	311	8
Government	–	–	–	–	–
Residential – prime	1,776	387	1,389	1,260	10
Residential – HELOC	289	126	163	135	4
Residential construction & development	98	29	69	66	–
Consumer	78	20	58	50	1

Index

Loans on nonaccrual status by loan class at June 30, 2011 and December 31, 2010, follows:

	June 30, 2011	December 31, 2010

Commercial:

Commercial and industrial	$3,904	$4,546
Agricultural	15	72
Government	–	–

Commercial real estate:

Commercial real estate	1,606	2,119
Commercial construction and development	449	508

Residential real estate:

Residential – prime	1,601	1,433
Residential – HELOC	99	142
Residential construction and development	98	141

Consumer	61	78

Total	$7,833	$9,039

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

A summary of activity in foreclosed assets for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$4,828	$4,986	$4,967	$3,776

Transfer of loans at net realizable value to foreclosed assets	–	1,725	135	2,950
Sale proceeds	(256)	(465)	(330)	(475)
Loans made on sale of foreclosed assets	–	–	–	–
Net gain from sale of foreclosed assets	–	2	24	2
Provision for write-down charged to operations	(233)	(25)	(457)	(30)

Balance at end of period	$4,339	$6,223	$4,339	$6,223

Index

NOTE 6 – DEPOSITS

The distribution of deposits at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Non-interest bearing demand	$55,460	$57,932
Interest bearing demand (NOWs)	94,696	106,569
Savings	26,888	24,662
Money market	98,498	105,866
Retail and local time	95,756	103,397
Broker and national time	77,369	66,831

Total deposits	$448,667	$465,257

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010

Federal funds purchased	$4,319	$–
Short-term repurchase agreements	7,320	18,011
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$25,139	$31,511

PSB pledges various securities available for sale as collateral for repurchase agreements.  The fair value of securities pledged for repurchase agreements totaled $31,211 at June 30, 2011 and $36,639 at December 31, 2010.

The following information relates to securities sold under repurchase agreements and other borrowings for the three months and six months ended June 30, 2011 and June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

As of end of period – weighted average rate	2.61%	2.70%	2.61%	2.70%
For the period:
Highest month-end balance	$27,279	$24,864	$32,644	$30,185
Daily average balance	$26,154	$23,352	$28,421	$25,201
Weighted average rate	2.53%	2.89%	2.36%	3.19%

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

Index

In these arrangements, PSB’s net cash flows and interest income are equal to the floating rate loan originated in connection with the swap.  These customer swaps are not designated as hedging instruments and are accounted for at fair value with changes in fair value recognized in the income statement during the current period.

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

As of June 30, 2011 and December 31, 2010, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

	June 30, 2011	December 31, 2010

Notional amount:	$7,500	$7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.25%	0.30%
Maturity:	September 2017	September 2017
Unrealized gain (loss) fair value:	$(146)	$(25)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate.  Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions.  No interest rate swap agreements were terminated prior to maturity in 2011.  Risk management results for the six months ended June 30, 2011, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2011, approximately $179 of losses reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending June 30, 2012.  The interest rate swap agreement was secured by cash and cash equivalents of $310 at June 30, 2011, and by $350 at December 31, 2010.

As of June 30, 2011, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges.  There were no customer related swaps outstanding at December 31, 2010.

At period end, the following floating interest rate swaps were outstanding with customers:

	June 30, 2011	December 31, 2010

Notional amount:	$8,090	–
Receive fixed rate (average):	2.14%	0.00%
Pay variable rate (average):	0.19%	0.00%
Maturity:	March 2015
Unrealized gain (loss) fair value:	$233	–

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	June 30, 2011	December 31, 2010

Notional amount:	$8,090	–
Pay fixed rate (average):	2.14%	0.00%
Receive variable rate (average):	0.19%	0.00%
Maturity:	March 2015
Unrealized gain (loss) fair value:	$(233)	–

Index

NOTE 9 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant.  These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012.   No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders.  As of June 30, 2011, 2,181 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.09 per share.  As of December 31, 2010, 3,645 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.99 per share.  During the six months ended June 30, 2011, 1,464 options were exercised at $15.83 per share.  There were no options exercised during the six months ended June 30, 2010, although 636 options shares lapsed with an average exercise price of $15.84 per share.

PSB granted restricted stock to certain employees having an initial market value of $200 and $75 during the three months ended March 31, 2011, and 2010, respectively.  No restricted shares were granted during the three months ended June 30, 2011 or 2010.  Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period.  Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders.  Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees.  Unvested shares are subject to forfeiture upon employee termination.  During the six months ended June 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $45 and $21 during 2011 and 2010, respectively.

The following table summarizes information regarding restricted stock outstanding at June 30, 2011 and 2010 including activity during the six months then ended.

	Shares	Weighted Average Grant Price

January 1, 2010	14,332	$17.44
Restricted stock granted	4,983	15.05
Restricted stock legally vested	(785)	(25.53)

June 30, 2010	18,530	$16.46

January 1, 2011	18,530	$16.46
Restricted stock granted	8,695	23.00
Restricted stock legally vested	(2,867)	(17.45)

June 30, 2011	24,358	$18.67

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2011	$78
2012	85
2013	105
2014	85
2015	55
Thereafter	40

Totals	$448

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data – unaudited)	2011	2010	2011	2010

Net income	$1,226	$1,208	$2,511	$2,089

Weighted average shares outstanding	1,573,954	1,564,297	1,573,393	1,564,214
Effect of dilutive stock options outstanding	927	748	1,078	704

Diluted weighted average shares outstanding	1,574,881	1,565,045	1,574,471	1,564,918

Basic earnings per share	$0.78	$0.77	$1.60	$1.34
Diluted earnings per share	$0.78	$0.77	$1.59	$1.33

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

At June 30, 2011 and December 31, 2010, Level 3 securities include common stock investments in Bankers’ Bank Wisconsin and FNMA preferred stock that are not traded on an active market.  Amortized historical cost of the common stock is assumed to approximate fair value of these investments.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis.  However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis.  Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum.  When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.  Significant unobservable inputs at June 30, 2011, used to measure fair value included:

	Portfolio Range	2011 Originations

Direct annual servicing cost per loan	$60 – $100	$100
Direct annual servicing cost per foreclosed loan	$0 – $500	$500
Cash flow discount rate	8.25% – 12%	12%
Short-term reinvestment on float of payments to investors	.25% – 5.25%	.25%
Estimated future delinquent loans as a percentage of serviced loans	0 – .70%	.70%
Estimated foreclosed principal as a percentage of serviced loans	0 – .25%	.25%
Late fee assessed as a percentage of principal on delinquent loans	5%	5%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis.  Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered.  Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.  As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value.  Significant unobservable inputs at June 30, 2011 and December 31, 2010, used to measure fair value included:

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

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis.  Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given.  Because recognition of initial transaction fees adjusted by amortization of such fees over the period of the guarantee is

Index

used to estimate fair value, these measurements represent a cost approach to fair value.  There was no guarantee liability outstanding at June 30, 2011 or December 31, 2010.

		Recurring Fair Value Measurements Using
	($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets measured at fair value on a recurring basis at June 30, 2011:

Securities available for sale:

U.S. Treasury and agency debentures	$528	$–	$528	$–
U.S. agency issued residential MBS and CMO	60,242	–	60,242	–
Privately issued residential MBS and CMO	638	–	638	–
Other equity securities	51	–	–	51

Total securities available for sale	61,459	–	61,408	51
Assets – interest rate swaps	233	–	233	–

Total assets	61,692	–	61,641	51

Liabilities – Interest rate swaps	$379	$–	$379	$–

Assets measured at fair value on a recurring basis at December 31, 2010:

Securities available for sale:

U.S. Treasury and agency debentures	$1,041	$–	$1,041	$–
U.S. agency issued residential MBS and CMO	53,201	–	53,201	–
Privately issued residential MBS and CMO	980	–	980	–
Other equity securities	51	–	–	51

Total securities available for sale	55,273	–	55,222	51

Liabilities – Interest rate swaps	$25	$–	$25	$–

Index

Reconciliation of fair value measurements using significant unobservable inputs:

(dollars in thousands)	Securities Available For Sale

Balance at January 1, 2010:	$1,609
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(108)
Purchases	400

Balance at June 30, 2010	$1,901

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2010	$–

Balance at January 1, 2011	$51
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	–
Purchases, maturities, and sales	–
Transferred from Level 2 to Level 3	–

Balance at June 30, 2011	$51

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2011	$–

		Nonrecurring Fair Value Measurements Using
	($000s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets measured at fair value on a nonrecurring basis at June 30, 2011:

Impaired loans	$1,970	$–	$–	$1,970
Foreclosed assets	4,339	–	–	4,339
Mortgage servicing rights	1,230	–	–	1,230
Mortgage rate lock commitments	27	–	–	27

Total assets	$7,539	$–	$–	$7,539

Assets measured at fair value on a nonrecurring basis at December 31, 2010:

Impaired loans	$1,147	$–	$–	$1,147
Foreclosed assets	4,967	–	–	4,967
Mortgage servicing rights	1,100	–	–	1,100
Mortgage rate lock commitments	57	–	–	57

Total assets	$7,271	$–	$–	$7,271

Index

At June 30, 2011, loans with a carrying amount of $2,646 were considered impaired and were written down to their estimated fair value of $1,970 net of a valuation allowance of $676.  At December 31, 2010, loans with a carrying amount of $2,643 were considered impaired and were written down to their estimated fair value of $1,147, net of a valuation allowance of $1,496.  Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At June 30, 2011, mortgage servicing rights with a carrying amount of $1,288 were considered impaired and were written down to their estimated fair value of $1,230, resulting in an impairment allowance of $58.  At December 31, 2010, mortgage servicing rights with a carrying amount of $1,303 were considered impaired and were written down to their estimated fair value of $1,100, resulting in an impairment allowance of $203.  Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Index

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:

Cash and cash equivalents	$11,155	$11,155	$40,331	$40,331
Securities	112,870	112,807	108,379	106,935
Other investments	2,484	2,526	2,484	2,510
Net loans receivable and loans held for sale	438,064	446,622	432,237	441,157
Accrued interest receivable	2,072	2,072	2,238	2,238
Mortgage servicing rights	1,230	1,230	1,100	1,100
Mortgage rate lock commitments	27	27	57	57
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	11,199	11,199	10,899	10,899
Interest rate swap agreements	233	233	–	–

Financial liabilities:

Deposits	$448,667	$451,591	$465,257	$468,331
FHLB advances	59,124	61,626	57,434	59,909
Other borrowings	25,139	26,643	31,511	33,105
Senior subordinated notes	7,000	6,750	7,000	6,695
Junior subordinated debentures	7,732	4,261	7,732	3,986
Interest rate swap agreements	379	379	25	25
Accrued interest payable	783	783	848	848

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

NOTE 14 – FUTURE ACCOUNTING CHANGE

FASB ASC Topic 310, Receivables.  In April 2011, new authoritative accounting guidance concerning a creditor’s determination of whether a loan restructuring is a troubled debt restructuring was issued.   The amendments clarified existing guidance concerning the creditor’s evaluation of whether it has granted a concession and whether the concession was to a borrower experiencing financial difficulties.  The guidance clarified that a troubled debt restructuring includes modifications to a borrower experiencing financial difficulties that did not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt.  In addition, a creditor may conclude that a debtor is experiencing financial difficulties even through the debtor is not currently in payment default if the debtor would be in default on any of its debt in the foreseeable future without the loan modification.  The clarifying guidance is expected to result in more consistent application of required accounting and disclosure for troubled debt restructurings.  These amendments are effective during the quarter ended September 30, 2011 and applied retrospectively to loans restructured since January 1, 2011.  Changes to measurements of impairment would be recorded in the quarter ended September 30, 2011 along with enhanced disclosure concerning restructured loans and the related restructured terms.  PSB does not expect to incur a change to measurement of impairment upon adoption of these amendments.

FASB ASC Topic 820, Fair Value Measurements. In May 2011, new authoritative accounting guidance concerning fair value measurements was issued.  Significant provisions of the new guidance now require both domestic and international companies to follow existing United States guidance in measuring fair value.  In addition, certain Level 3 unobservable inputs and impacts to fair value from sensitivity of these inputs to changes must be disclosed.  Lastly, the level of fair value hierarchy used to estimate

Index

fair value of financial instruments not accounted for at fair value on the balance sheet (such as loans receivable and deposits) must be disclosed.  These new disclosures are effective during the quarter ended March 31, 2012 and are not expected to have significant impact to PSB upon adoption.

FASB ASC Topic 220, Comprehensive Income.  In June 2011, new authoritative accounting guidance was approved that will require changes to the presentation of comprehensive net income.  Effective for the quarter ended March 31, 2012, PSB will have the option to present comprehensive income as an extension of the basic income statement or in a separate statement directly after the basic income statement.  Currently, comprehensive income is disclosed as part of the statement of changes in stockholders’ equity.  PSB does not expect adoption of the new comprehensive income disclosure standard to have a significant impact on PSB’s comprehensive income presentation.

NOTE 15 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2011 but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of June 30, 2011 compared to December 31, 2010 and results of our operations for the three months and six months ended June 30, 2011 compared to the results of operations for the three months and six months ended June 30, 2010.  The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Index

EXECUTIVE OVERVIEW

Results of Operations

June 2011 quarterly earnings were $1,226, or $.78 per diluted share, compared to $1,208, or $.77 per diluted share, during the June 2010 quarter.  June 2011 quarterly average assets increased less than 1% compared to the June 2010 quarter, and net interest margin remained the same, resulting in similar levels of net interest income.  Increased quarterly credit costs and lower service fees which reduced pre-tax income by $174 were offset by a $172 decline in operating expenses (excluding credit costs).  New banking regulation concerning overdraft fees and debit card interchange income could reduce income on these products.  These conditions, along with potentially low levels of residential mortgage loan sales and refinancings are expected to limit noninterest income growth in coming quarters.  In addition, data processing expense is expected to increase in future quarters due to sunset of a reduced fee period following conversion to a new service bureau vendor during 2010.  If loan growth remains slow during the coming quarters as expected, increased quarterly net income would likely be reliant on a reduction in credit costs.  Total credit costs, including provision for loan losses and loss on foreclosed assets was $708 during the June 2011 quarter compared to $623 during the June 2010 quarter.

Year to date for the six months ended June 30, 2011, net income was $2,511, or $1.59 per diluted share, compared to $2,089, or $1.33 per diluted share, during 2010.  Year to date income through June 2011 increased from higher tax adjusted net interest income of $417 on increased net margin ($253 after tax impacts), and increased noninterest income of $206 ($125 after tax impacts).  Year to date noninterest income included two March 2011 quarter special items of $96 in swap sale commission income and a $141 reduction in mortgage servicing right valuation allowance which increased mortgage banking income.

Year to date, higher net interest margin has provided approximately 75% of the increase in tax adjusted net interest income during the six months ended June 30, 2011 compared to 2010, primarily due to existence of interest floors on the majority of our floating rate loans receivable while deposit and funding costs continued to decline.  However, the June 2011 quarterly net interest margin of 3.57% matched that seen during the June 2010 quarter and was similar to the average quarterly margin of 3.55% seen during the past five quarters ended June 30, 2011.  Therefore, as loan growth is expected to remain slow during coming quarters, we would need to rely on increased margin to drive further increases in net interest income, which was a significant factor of our increased earnings during calendar 2010.  In addition, if market interest rates that influence deposit pricing were to rise, we are likely to experience a period of rising funding costs while floating rate loans with “in the money” floors remain at the same yield, pressuring net interest margin and potentially lowering net interest income.

Nonperforming loans increased $2,867, or 25%, to $14,289 at June 30, 2011 compared to $11,422 at December 31, 2010 due primarily to an increase in restructured loans maintained on accrual status of $4,073 before net loan charge-offs of $933 year to date.  A $750 trust preferred investment security was also placed on nonaccrual status during the March 2011 quarter which increased nonperforming assets compared to December 31, 2010.  Total nonperforming assets as a percentage of total assets were 3.22% and 2.64% and 2.64% at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  We continue to face the likelihood of restructuring certain problem commercial related loans to minimize potential credit losses, which may increase nonperforming assets in future quarters even if restructured loans perform according to their new terms.

Liquidity

Total assets were $601,427 at June 30, 2011, and $621,093 at December 31, 2010, compared to $600,158 at June 30, 2010.  Asset changes since December 31, 2010 were related to a $29,176 decrease in cash and cash equivalents including excess overnight federal funds with the majority of the decline occurring in the March 2011 quarter.  The decline in cash supported a $4,491 increase in investment securities (up 4.1%), a $5,944 increase in loans receivable (up 1.4%), and a $27,000 decline in local deposits year to date through June 30, 2011 (down 6.8%).  The deposit decline resulted primarily from seasonal property tax funds held by municipal depositors at December 31, 2010 which were forwarded by municipalities to the State of Wisconsin or used for operational purposes early in 2011 as expected.

At June 30, 2011, wholesale funding including brokered and national deposits, FHLB advances, and other borrowings were $161,632, or 26.9% of total assets, up $5,856, or 3.8%, from wholesale funding at December 31, 2010.  We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs.  At June 30, 2011, unused (but available) wholesale funding was approximately $208 million, or 35% of total assets, compared to $211 million, or 34% of total assets at December 31, 2010.  Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered certificates of deposit, and a holding company correspondent bank line of credit.  Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis.  Although we have no Discount Window amounts outstanding, approximately 48% of unused but available liquidity at June 30, 2011 was represented by available Discount Window advances compared to 45% of available liquidity at December 31, 2010.  Discount Window advances are secured by performing commercial purpose loans pledged to the Federal Reserve.

Index

Capital Resources

During the six months ended June 30, 2011, stockholders’ equity increased $2,041 from retained net income of $1,925 (net of $586 in dividends declared).  Net book value per share at June 30, 2011 was $30.95 compared to $29.85 at December 31, 2010, an increase of 3.7%.  Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income, was 7.52% of average assets during the six months ended June 30, 2011 compared to 6.90% during the same period in 2010 as retained net income has increased equity while average assets increased just 1.5% year to date during 2011 compared to 2010.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively.  The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017.  PSB was considered “well capitalized” under banking regulations at June 30, 2011 with a leverage capital ratio of 8.93% and a total risk adjusted capital ratio of 14.60% compared to a leverage ratio of 8.48% and a total risk adjusted capital ratio of 14.27% at December 31, 2010.

Approximately 22% of our total regulatory capital at June 30, 2011 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest.  Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed.  Due to relatively high cost of capital options, we do not expect to buy back significant treasury stock shares during 2011, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $260 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at June 30, 2011 and December 31, 2010.  At June 30, 2011, we have provided a credit enhancement against FHLB loss under five separate “master commitments” together approximating 23% of the total serviced principal (down from 27% at December 31, 2010), up to a maximum guarantee of $1.9 million in the aggregate.  However, we would incur such loss only if the FHLB first lost $2.0 million on this remaining loan pool of approximately $60 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis).  Since inception of our guarantees to the FHLB beginning in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.  No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

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

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $92 million at June 30, 2011 compared to $98 million at December 31, 2010.  These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Index

RESULTS OF OPERATIONS

Earnings

Quarter ended June 30, 2011  compared to June 30, 2010

June 2011 quarterly earnings were $1,226, or $.78 per diluted share compared to $1,208, or $.77 per diluted share during June 2010, an increase of $18, or $.01 per share, up 1.5%.  Compared to the prior year quarter, net interest income increased $71, or 1.5%, while noninterest income declined $100, or 7.7%, from lower service fees, primarily associated with lower overdraft fee income.  Credit costs, including provision for loan losses and loss on foreclosed assets was $708, up $85, or 13.6%, from the June 2010 quarter.  Income benefited from lower operating expenses (before credit costs), which declined $172, or 4.6%, compared to June 2010, led by lower salaries and employee benefits and lower occupancy costs.  Return on average assets was .82% and .81% during quarters ended June 30, 2011 and 2010, respectively.  Return on average stockholders’ equity was 10.04% and 11.08% during the quarters ended June 30, 2011 and 2010, respectively.

Six  months ended June 30, 2011  compared to June 30, 2010

Net earnings during the six months ended June 30, 2011 were $2,511, or $1.59 per diluted share compared to $2,089, or $1.33 per diluted share during the six months ended June 30, 2010, an increase of $422, or $.26 per share, up 20%.  Year to date net income increased over the prior year from increased net interest income of $450 due to increased net margin (contributing to 75% of the increase in net interest income), and increased noninterest income of $206.  Noninterest income included special items of $96 in swap sale commission income and a $141 reduction in mortgage servicing right valuation allowance which increased mortgage banking income, both of which were recorded in the March 2011 quarter.  Total provision for loan losses and loss on foreclosed assets expense increased $169 to $1,363 year to date during the six months ended June 30, 2011 compared to 2010 which was offset by a reduction in operating expenses before credit costs of $243, or 3.2%, during June 2011 compared to June 2010.  Credit costs rose during the six months ended June 30, 2011 from partial write-downs to existing foreclosed assets totaling $233 in the June 2011 quarter and $205 in the March 2011 quarter.  Return on average assets was .83% and .70% during six months ended June 30, 2011 and 2010, respectively.  Return on average stockholders’ equity was 10.50% and 9.75% during the six months ended June 30, 2011 and 2010, respectively.

Index

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1:  Financial Summary

(dollars in thousands, except per share data)	Quarter ended
Earnings and dividends:	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010

Net interest income	$4,866	$4,764	$4,900	$5,019	$4,795
Provision for loan losses	$430	$360	$240	$510	$585
Other noninterest income	$1,197	$1,397	$1,512	$1,463	$1,297
Other noninterest expense	$3,869	$3,953	$4,305	$3,979	$3,801
Net income	$1,226	$1,285	$1,334	$1,331	$1,208

Basic earnings per share(3)	$0.78	$0.82	$0.85	$0.85	$0.77
Diluted earnings per share(3)	$0.78	$0.82	$0.85	$0.85	$0.77
Dividends declared per share(3)	$0.37	$–	$0.36	$–	$0.36
Net book value per share	$30.95	$30.46	$29.85	$29.43	$28.16

Semi-annual dividend payout ratio	23.33%	n/a	21.13%	n/a	27.04%
Average common shares outstanding	1,573,954	1,572,825	1,564,297	1,564,297	1,564,297

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$437,314	$431,139	$430,923	$438,111	$435,509
Assets	$601,978	$617,818	$610,577	$604,298	$597,730
Deposits	$451,214	$463,773	$454,735	$459,265	$454,832
Stockholders’ equity	$48,978	$47,352	$47,219	$45,136	$43,737

Performance ratios:

Return on average assets(1)	0.82%	0.84%	0.87%	0.87%	0.81%
Return on average stockholders’ equity(1)	10.04%	11.01%	11.21%	11.70%	11.08%
Average stockholders’ equity less accumulated
other comprehensive income (loss) to average assets(4)	7.75%	7.29%	7.34%	7.11%	7.03%
Net loan charge-offs (recoveries) to average loans(1)	-0.01%	0.86%	0.26%	0.16%	0.51%
Nonperforming loans to gross loans	3.21%	2.21%	2.60%	2.14%	2.14%
Allowance for loan losses to gross loans	1.75%	1.66%	1.81%	1.82%	1.71%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	35.03%	28.43%	30.61%	28.57%	31.33%
Net interest rate margin(1)(2)	3.57%	3.45%	3.53%	3.65%	3.57%
Net interest rate spread(1)(2)	3.34%	3.23%	3.27%	3.40%	3.31%
Service fee revenue as a percent of
average demand deposits(1)	3.05%	2.84%	3.01%	3.44%	3.67%
Noninterest income as a percent of gross revenue	14.40%	16.55%	17.03%	16.12%	14.79%
Efficiency ratio(2)	61.92%	62.18%	65.15%	59.54%	60.37%
Noninterest expenses to average assets(1)	2.58%	2.59%	2.80%	2.61%	2.55%

Stock price information:

High	$26.00	$27.00	$24.50	$25.00	$22.50
Low	$24.00	$22.10	$21.00	$19.64	$19.20
Last trade value at quarter-end	$24.26	$24.00	$23.00	$23.50	$20.00

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.
(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Index

Balance Sheet Changes and Analysis

At June 30, 2011, total assets were $601,427, compared to $621,093 at December 31, 2010 and $600,158 at June 30, 2010, a decline of $19,666 (3.2%) and an increase of $1,269 (0.2%), respectively.  Changes in assets during the three months and six months ended June 30, 2011 consisted of:

Table 2:  Change in Balance Sheet Assets Composition

Increase (decrease) in assets ($000s)	Three months ended June 30, 2011		Six months ended June 30, 2011
	$	%	$	%

Commercial, industrial and agricultural loans	$3,757	3.0%	$(2,506)	-1.9%
Cash and cash equivalents	3,226	40.7%	(29,176)	-72.3%
Residential real estate mortgage and home equity loans	1,597	1.4%	4,410	4.1%
Bank-owned life insurance	101	0.9%	300	2.8%
Foreclosed assets	(489)	-10.1%	(628)	-12.6%
Other assets (various categories)	(1,266)	-6.0%	(521)	-2.6%
Investment securities	(2,418)	-2.1%	4,491	4.1%
Commercial real estate mortgage loans	(2,523)	-1.2%	3,964	2.0%

Total increase (decrease) in assets	$1,985	0.3%	$(19,666)	-3.2%

Since December 31, 2010, we increased purchases of investment securities in anticipation of existing investment security cash flow to be received during the next several quarters to invest temporary overnight excess funds and take advantage of increased interest rates available on the type of securities normally maintained in our portfolio.  While total investment securities increased 4.1% since December 31, 2010, expected security repayments and maturities during the remainder of 2011 are expected to continue to reduce current security balances.

During the six months ended June 30, 2011, commercial real estate mortgages increased in part from origination of a $4.4 million non-owner occupied real estate loan.  However, commercial and industrial loans decreased during the same period due to a variety of customer, seasonal, and business factors, including lower demand from credit worthy local small businesses.  Residential and home equity mortgage loans increased from a temporary program to originate and retain long-term fixed rate mortgage loans as an investment alternative to historically low mortgage backed security yields.

Cash and cash equivalents declined $29,176 during the past six months to fund the previously mentioned $4,491 million increase in investment securities, as well as net loan growth of $5,944 and a $27,128 decline in local deposits which represented normally recurring seasonal activity from municipalities and certain seasonal commercial customers.

Changes in net assets during the three months and six months ended June 30, 2011 impacted funding sources as follows:

Table 3:  Change in Balance Sheet Liabilities and Equity Composition

Increase (decrease) in liabilities and equity ($000s)	Three months ended June 30, 2011		Six months ended June 30, 2011
	$	%	$	%

Wholesale and national deposits	$10,428	15.6%	$10,538	15.8%
Other liabilities and debt (various categories)	1,078	5.8%	(435)	-2.2%
Stockholders’ equity	815	1.7%	2,041	4.4%
FHLB advances	(1,977)	-3.2%	1,690	2.9%
Other borrowings	(2,315)	-8.4%	(6,372)	-20.2%
Core deposits (including MMDA)	(3,010)	-0.9%	(21,966)	-6.3%
Retail certificates of deposit > $100	(3,034)	-6.0%	(5,162)	-9.9%

Total increase (decrease) in liabilities and stockholders’ equity	$1,985	0.3%	$(19,666)	-3.2%

Index

The decline in cash and cash equivalents of $29,176 was not sufficient to fund the loans and investment growth totaling $10,435 following the $27,128 decline in local deposits during the six months ended June 30, 2011.  Therefore, use of brokered and national deposits and other wholesale funding sources such as FHLB advances and other borrowings increased $5,856, or 3.8%, at June 30, 2011 compared to December 31, 2010.  During the June 2011 quarter, we originated national certificates of deposit totaling $1,984, participating in this funding source for the first time in many years.  Such deposits were obtained at significantly lower costs than local certificates and are currently not considered to be brokered deposits under banking regulation.  However, in the table above and in various deposit tables in this Quarterly Report on Form 10-Q, these national deposits are included with brokered deposits, reflecting the out-of-market and sensitive nature of this funding source.

The significant decline in cash and cash equivalents occurred primarily during the March 2011 quarter, when core deposits declined $18,956 related to the withdrawal of seasonal government and municipal deposits similar to prior years.  During the March 2011 quarter, government funds declined $9,950.  In addition, business checking and money market deposits declined $8,318 during the quarter as customers used excess funds for their operations.

Deposit balances represented by the Rewards Checking NOW account, a high yield interest bearing checking account subject to customer account usage requirements to earn the premium interest rate rose in the June 2011 quarter to recover balances lost during the March 2011 quarter and were $50,047 at June 30, 2011 compared to $50,187 at December 31, 2010.  Balance growth in Rewards Checking on a quarter to quarter basis has declined significantly after very fast growth during the first three years following the product’s introduction during June 2007.  As market rates have declined, the premium rate associated with the product has also declined, reducing potential customer interest in the account in an environment with nominally low interest rates.  Since Rewards Checking has been a strong source of core deposit growth,  slower growth in Reward Checking balances could require us to develop a new retail product or seek wholesale funding alternatives to fund future loan growth.

Loans Receivable and Credit Quality

Table 4:  Period-End Loan Composition

	June 30,		June 30,		December 31, 2010
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2011	2010	2011	2010	Dollars	of total

Commercial, industrial and agricultural	$130,747	$142,290	29.3%	31.7%	$133,253	30.3%
Commercial real estate mortgage	199,484	197,285	44.8%	43.9%	195,520	44.4%
Residential real estate mortgage	86,610	80,614	19.4%	17.9%	83,285	18.9%
Residential real estate loans held for sale	319	494	0.1%	0.1%	436	0.1%
Consumer home equity	24,976	24,113	5.6%	5.4%	23,774	5.4%
Consumer and installment	3,745	4,571	0.8%	1.0%	3,929	0.9%

Totals	$445,881	$449,367	100.0%	100.0%	$440,197	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 74% of total loans at June 30, 2011 compared to 75% of total loans at December 31, 2010 and 76% of total loans at June 30, 2010.  Loans for the purpose of construction, land development, and other land loans of $28,033 (including loan principal in process of disbursement) represent just 6.3% of total loans at June 30, 2011 compared to 7.9% of gross loans at December 31, 2010.

Loan growth opportunities were limited during calendar 2010 and gross loans outstanding at December 31, 2010 decreased 1.2% compared to the prior year-end.  During the six months ended June 30, 2011, gross loans increased $5,684, or 1.3%.  Our prospect customer and loan pipeline report has increased modestly over that seen during 2010 but primarily from companies with larger credit needs as larger companies appear to be recovering from a slow economy faster than smaller companies.  In addition, pipeline growth has been with relationships estimated to have a 40% to 80% likelihood of closing.  Until small business credit quality and demand improve, our loan growth is likely to be volatile as we seek to originate larger credits with relatively healthy companies while competing against many banks seeking to organically grow their loan portfolios.

Significantly, our organic local loan growth has been difficult for several quarters as economic conditions have lowered borrower demand for debt in our markets.  In addition, large regional banks in our markets, including BMO Harris Bank, who recently acquired M&I Bank’s market leading share position, are aggressively pursuing loan growth with our market’s highest credit quality customers with low loan coupon rates and spreads.  These actions could keep loan growth levels low or contribute to a decline in PSB’s net interest margin as we compete within our markets.

Index

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

Nonperforming assets include:  (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 5:  Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2011	2010	2010

Nonaccrual loans (excluding restructured loans)	$5,928	$8,947	$7,127
Nonaccrual restructured loans	1,905	667	1,912
Restructured loans not on nonaccrual	6,456	–	2,383
Accruing loans past due 90 days or more	–	–	–

Total nonperforming loans	14,289	9,614	11,422
Nonaccrual trust preferred investment security	750	–	–
Foreclosed assets	4,339	6,223	4,967

Total nonperforming assets	$19,378	$15,837	$16,389

Nonperforming loans as a % of gross loans receivable	3.21%	2.14%	2.60%
Total nonperforming assets as a % of total assets	3.22%	2.64%	2.64%

Nonperforming loans increased $4,508 since March 31, 2011 and increased $2,867 since December 31, 2010.  The increase is due to the addition of troubled debt restructured loans, which increased $4,501 since March 31, 2011 and increased $4,066 since December 31, 2010.  At June 30, 2011, 77% of restructured loan principal remained on accrual status, but is classified in the table above as nonperforming.  In certain situations, particularly for loans supported by collateral with depressed valuations or with borrowers undergoing what could be temporary financial difficulties, we will consider restructuring existing debt in an attempt to protect as much of our loan principal as possible.  Typically restructured terms will convert a loan from amortizing payments to interest only payments, or lower the interest rate to a level less than market rates based on the borrower’s risk profile.  Existing restructurings have not forgiven borrower loan principal and have generally been associated with commercial related loans, not residential mortgage loans.

While we believe the most significant declines in general credit quality and the economy in our local markets have occurred, some borrowers continue to manage fragile cash flows and debt servicing ability as the economy has yet to sustain a meaningful recovery.  Such conditions are seen in the level of problem borrowers with restructured loan terms.  The longer significant recovery is delayed, the more difficult it will be for some borrowers to continue scheduled debt payments as previously unencumbered collateral is pledged for new working capital and balance sheet equity is drawn down, potentially increasing future provisions for loan losses.  In light of these conditions, we expect to see an increase in borrowers requiring restructured loan terms.  In addition, regulatory pressures and a change in generally accepted accounting principles effective during the September 2011 quarter regarding identification of restructured loans could increase loans disclosed as troubled debt restructurings.  Foreclosed assets may increase during the next several quarters as we work through ongoing collection and foreclosure actions.  A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during the coming quarters.

Nonaccrual loans not considered to be restructured loans declined $1,199, or 16.8%, since December 31, 2010 from gross loan charge-offs of $1,083 year to date.  The most significant charge-off during 2011 included $700 related to a customer line of credit secured by building supply inventory and accounts receivable previously disclosed in the 2010 Annual Report on Form 10-K.  This charge-off was previously provided for by a $700 charge against earnings during the December 2009 quarter.

Index

At June 30, 2011, all nonperforming assets aggregating $500 or more measured by gross principal outstanding are summarized in the following table and represented 58% of all nonperforming assets compared to 46% of nonperforming assets at December 31, 2010.  In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status.

Table 6:  Largest Nonperforming Assets at June 30, 2011 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Northern Wisconsin hotel	Accrual TDR	$1,769	$38
Vacation home/recreational properties (three)	Foreclosed	1,758	n/a
Cranberry producing agricultural real estate	Accrual TDR	1,577	–
Non-owner occupied multi-use, multi-tenant real estate	Foreclosed	1,267	n/a
Multi-family rental apartment units and vacant land	Accrual TDR	1,183	351
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	931	282
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	–
Owner occupied multi-use, multi-tenant real estate	Accrual TDR	699	166
Owner occupied restaurant real estate and business assets	Nonaccrual	693	280
Out of area condo land development – loan participation	Foreclosed	587	n/a

Total listed nonperforming assets		$11,214	$1,117
Total bank-wide nonperforming assets		$19,378	$2,769
Listed assets as a % of total nonperforming assets		58%	40%

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

Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated.  In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan.  Some borrowers continue to make loan payments while maintained on non-accrual status.  We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid.  Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 35.03%, 30.61%, and 31.33% at June 30, 2011, December 31, 2010, and June 30, 2010, respectively (refer to table 21).  For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

In addition to nonperforming loans, PSB has classified some performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors.  Impaired loans maintained on accrual status that have not been restructured are not reported as nonperforming loans.  At June 30, 2011, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding are summarized in the following table.

Index

Table 7:  Largest Performing, but Impaired Loans at June 30, 2011 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$951	$249
Owner occupied manufacturer real estate and equipment	Impaired	638	–

Total listed performing, but impaired loans		$1,589	$249
Total performing, but impaired loans		$2,871	$618
Listed assets as a % of total performing, but impaired loans		55%	40%

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

Our provision for loan losses was $430 in the June 2011 quarter compared to $360 in the most recent March 2011 quarter and $585 in the prior year June 2010 quarter.  In addition, loss on foreclosed assets was $278 in June 2011 compared to $295 in the March 2011 quarter and $38 in the June 2010 quarter.  Taken together, provision and foreclosure costs were $708 in the June 2011 quarter compared to $655 in the March 2011 quarter and $623 in the June 2010 quarter.  For the six months ended June 30, total provision and foreclosure costs were $1,363 in 2011 and $1,194 in 2010.  These costs increased year to date during 2011 from significant partial write-downs of foreclosed properties totaling $457.

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

Table 8:  Allowance for Loan Losses

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Allowance for loan losses at beginning	$7,377	$7,649	$7,960	$7,611

Provision for loan losses	430	585	790	1,045
Recoveries on loans previously charged-off	147	2	150	4
Loans charged off	(137)	(571)	(1,083)	(995)

Allowance for loan losses at end	$7,817	$7,665	$7,817	$7,665

During the June 2011 quarter, a large recovery was collected in connection with the building supply company loan charge-off discussed previously.  This recovery resulted in an annualized net loan charge-off recovery rate of -.01% during the June quarter compared to a net charge-off rate of .51% during the June 2010 quarter.  For the six months ended June 30, the annualized net charge-off rate was .43% in 2011 and .45% during 2010.  The majority of gross loan charge-offs during the six months ended June 30, 2011, included a $700 charge off related to a customer line of credit secured by inventory and accounts receivable recorded in the March 2011 quarter as discussed previously.  At June 30, 2011, the allowance for loan losses was $7,817 or 1.75% of total loans (55% of nonperforming loans) compared to $7,960, or 1.81% of total loans (70% of nonperforming loans) at December 31, 2010, and $7,665, or 1.71% of total loans (80% of nonperforming loans) at June 30, 2010.

Index

During the March 2011 quarter, we underwent a comprehensive update of our process to categorize impaired loans, estimate related allowance for loan losses on impaired loans, and estimated inherent losses on other portfolio loans not considered to be impaired.  This review did not significantly increase or decrease the amount of allowance for loan losses required on the bank wide portfolio compared to our previous method of estimating loss allowances.  However, our new method did impact the allocation of our allowance between various loan segments compared to prior years.  All reallocations required by the new method were recorded during the March 2011 quarter, which increased the allocation to commercial and industrial loans and residential real estate loans, while decreasing the allocation to commercial real estate loans.  Refer to Note 4 of the Notes to Consolidated Financial Statements for the loan loss activity by loan category during the six months ended June 30, 2011.  As we continue to improve our loss analysis and implement expected accounting and regulatory changes, further reclassifications between loan categories could be required during 2011.

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

Index

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

Specific reserves are calculated on each individual borrower by estimating future cash flows associated with borrower payments and foreclosure value of collateral associated with the loan.  Cash flows expected from foreclosure of collateral are discounted for closing costs and based on estimated current collateral and property values.  Estimated cash flows are discounted by the loan contract rate to determine the present value of future cash flows.  For loans considered to be restructurings of trouble debt, the cash flows are discounted using the loan contract rate in place prior to any loan modifications.  Loans considered collateral dependent are assigned reserves based on the net cash value of collateral without consideration of discounted estimated cash flows.

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories.  As of June 30, 2011 and December 31, 2010, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments.  Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses.  For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates were 25% greater than those currently applied to meet reserve needs, the June 30, 2011 allowance for loan losses would have increased $770 and have decreased June 2011 quarterly net income by approximately $466 after income taxes.

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis.  For example, at June 30, 2011, if all of the loans graded 6 (substandard) and 50% of loan principal graded 5 (watch) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at June 30, 2011 would have increased $1,626 and decreased June 2011 quarterly net income by approximately $985 after income taxes.

Net Interest Income

Quarter ended June 30, 2011 compared to June 30, 2010

Net interest income is the most significant component of earnings.  Tax adjusted net interest income totaled $5,051 during the June 2011 quarter compared to $4,999 in the June 2010 quarter, an increase of $52, or 1.0%, as net interest remained the same and quarterly average earning assets increased 1.0%.  While yield on earning assets declined .32% during the June 2011 quarter compared to the June 2010 quarter, cost of interest bearing liabilities also declined .35%.  The market rate decline experienced in the national economy during the 2008-2009 recession continues and loans, securities, and funding continues to reprice lower at current rate levels.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market.  At June 30, 2011, approximately 87% of our $119 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 96% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  Of those loans with

Index

current loan yields in excess of the normal adjustable coupon rate, approximately 75% of principal have “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points.  If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,500 and .26%, respectively, based on those existing loan floors and average quarterly earning assets at June 30, 2011.  During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor.  The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors.  Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At June 30, 2010, similar conditions concerning loan floors existed and supported net interest margin.  At June 30, 2010, approximately 92% of our $127 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 95% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor.  Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 75% of principal had “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points.

Reinvestment yields for investment security cash flows remain very low and taxable securities yields are expected to continue to decline throughout 2011.  In addition, loan yields may decline slightly due to competitive pressures as banks seek to increase loan originations while quality credit demand remains weak.  These declines in earning asset rates are expected to be offset by further declines in certificate of deposit funding costs, with quarterly net interest margin continuing in a range of 3.45% to 3.55% for the remainder of 2011.

During the September 2011 quarter, the Dodd-Frank Wall Street Reform Act will repeal the prohibition on paying interest on commercial checking accounts.  PSB currently provides an earnings credit against account fees in lieu of an interest payment and does not expect costs to increase because of this change in the short term.  However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years.

Six months ended June 30, 2011 compared to June 30, 2010

Tax adjusted net interest income totaled $10,011 during the six months ended June 2011 compared to $9,594 during June 2010, an increase of $417, or 4.3%, despite average earning asset growth of just 1.7% during the period as net interest margin increased from 3.42% in 2010 to 3.51% in 2011.  During the six months ended June 2011, yield on earning assets declined .29% compared to 2010 while average cost of interest bearing liabilities declined .41%.  The increase in net margin provided 75% of the total increase in net interest income during the year to date period compared to 2010.  While market rates and funding costs fell during calendar 2009 and 2010, loan yields remained elevated due to tighter credit conditions.  However, as noted in the June 2011 quarter compared to the June 2010 quarter, asset yields are now falling at the same rate as funding costs, with further pressure expected on asset yields even as funding costs reach functional floors.  This is particularly evident in investment security yields, whose combined yield during the six months ended June 30, 2011 declined .70%, from 4.72% during 2010 to 4.02% during 2011.  During this same period, loan yields declined just .13%.  We expect security yields to continue to decline at an accelerated rate as maturing and repaid investments are reinvested in today’s very low interest rate environment.

The following Tables 9, 10, and 11 present a schedule of yields and costs for the quarter and six months ended June 30, 2011 compared to the prior year periods ended June 30, 2010 and the interest income and expense volume and rate analysis for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Index

Table 9:  Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2011			Quarter ended June 30, 2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2)	$444,844	$6,152	5.55%	$443,263	$6,413	5.80%
Taxable securities	81,355	705	3.48%	73,245	779	4.27%
Tax-exempt securities(2)	32,808	426	5.21%	35,419	480	5.44%
FHLB stock	3,25	-	0.00%	3,250	–	0.00%
Other	4,947	15	1.22%	7,185	5	0.28%

Total(2)	567,204	7,298	5.16%	562,362	7,677	5.48%

Non-interest-earning assets:
Cash and due from banks	8,068			8,900
Premises and equipment, net	10,287			10,457
Cash surrender value insurance	11,136			10,630
Other assets	12,813			13,135
Allowance for loan losses	(7,530)			(7,754)

Total	$601,978			$597,730

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$125,134	$295	0.95%	$120,235	$351	1.17%
Money market deposits	98,766	203	0.82%	92,559	260	1.13%
Time deposits	173,587	898	2.07%	187,703	1,176	2.51%
FHLB borrowings	56,483	459	3.26%	57,434	468	3.27%
Other borrowings	26,154	165	2.53%	23,352	168	2.89%
Senior subordinated notes	7,000	141	8.08%	7,000	142	8.14%
Junior subordinated debentures	7,732	86	4.46%	7,732	113	5.86%

Total	494,856	2,247	1.82%	496,015	2,678	2.17%

Non-interest-bearing liabilities:
Demand deposits	53,727			54,335
Other liabilities	4,417			3,643
Stockholders’ equity	48,978			43,737

Total	$601,978			$597,730

Net interest income		$5,051			$4,999
Rate spread			3.34%			3.31%
Net yield on interest-earning assets			3.57%			3.57%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 10:  Net Interest Income Analysis (Six Months)

(dollars in thousands)	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$442,012	$12,239	5.58%	$444,111	$12,583	5.71%
Taxable securities	79,902	1,383	3.49%	70,778	1,534	4.37%
Tax-exempt securities(2)	33,411	876	5.29%	36,445	977	5.41%
FHLB stock	3,250	2	0.12%	3,250	-	0.00%
Other	16,470	37	0.45%	10,854	7	0.13%

Total(2)	575,045	14,537	5.10%	565,438	15,101	5.39%

Non-interest-earning assets:
Cash and due from banks	8,240			9,184
Premises and equipment, net	10,341			10,388
Cash surrender value insurance	11,059			10,579
Other assets	12,969			12,840
Allowance for loan losses	(7,768)			(7,742)

Total	$609,886			$600,687

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$128,448	$585	0.92%	$122,439	$680	1.12%
Money market deposits	104,279	438	0.85%	93,951	574	1.23%
Time deposits	170,656	1,802	2.13%	185,799	2,416	2.62%
FHLB borrowings	56,656	916	3.26%	58,021	928	3.23%
Other borrowings	28,421	332	2.36%	25,201	399	3.19%
Senior subordinated notes	7,000	283	8.15%	7,000	284	8.18%
Junior subordinated debentures	7,732	170	4.43%	7,732	226	5.89%

Total	503,192	4,526	1.81%	500,143	5,507	2.22%

Non-interest-bearing liabilities:
Demand deposits	53,923			53,755
Other liabilities	4,556			3,599
Stockholders’ equity	48,215			43,190

Total	$609,886			$600,687

Net interest income		$10,011			$9,594
Rate spread			3.29%			3.17%
Net yield on interest-earning assets			3.51%			3.42%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 11:  Interest Income and Expense Volume and Rate Analysis (Year to Date)

	2011 compared to 2010 increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$(58)	$(286)	$(344)
Taxable securities	158	(309)	(151)
Tax-exempt securities(2)	(80)	(21)	(101)
FHLB stock	–	2	2
Other interest income	13	17	30

Total	33	(597)	(564)

Interest paid on:
Savings and demand deposits	27	(122)	(95)
Money market deposits	44	(180)	(136)
Time deposits	(160)	(454)	(614)
FHLB borrowings	(22)	10	(12)
Other borrowings	38	(105)	(67)
Senior subordinated notes	–	(1)	(1)
Junior subordinated debentures	–	(56)	(56)

Total	(73)	(908)	(981)

Net interest earnings	$106	$311	$417

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin.  The following Table 12 represents our earnings sensitivity to changes in interest rates at June 30, 2011.  It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening.  The following repricing methodologies should be noted:

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

Table 11 reflects a balanced sensitivity gap position during the next year, with a cumulative negative one-year gap ratio as of June 30, 2011 of 94.5% compared to a negative gap of 93.0% at December 31, 2010.  In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment.  However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures.  This factor can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 12:  Interest Rate Sensitivity Gap Analysis

	June 30, 2011
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$164,584	$29,487	$62,470	$96,025	$65,822	$27,493	$445,881
Securities	5,824	5,552	8,988	17,473	36,307	38,726	112,870
FHLB stock						3,250	3,250
CSV bank-owned life insurance						11,199	11,199
Other earning assets	1,078		500		1,984		3,562

Total	$171,486	$35,039	$71,958	$113,498	$104,113	$80,668	$576,762
Cumulative rate sensitive assets	$171,486	$206,525	$278,483	$391,981	$496,094	$576,762

Interest-bearing liabilities
Interest-bearing deposits	$149,101	$20,913	$99,090	$35,227	$50,312	$38,564	$393,207
FHLB advances	4,000	5,000	5,000	9,000	35,124	1,000	59,124
Other borrowings	11,639				8,000	5,500	25,139
Senior subordinated notes						7,000	7,000
Junior subordinated debentures						7,732	7,732

Total	$164,740	$25,913	$104,090	$44,227	$93,436	$59,796	$492,202
Cumulative interest
sensitive liabilities	$164,740	$190,653	$294,743	$338,970	$432,406	$492,202

Interest sensitivity gap for
the individual period	$6,746	$9,126	$(32,132)	$69,271	$10,677	$20,872
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	104.1%	135.2%	69.1%	256.6%	111.4%	134.9%

Cumulative interest
sensitivity gap	$6,746	$15,872	$(16,260)	$53,011	$63,688	$84,560
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	104.1%	108.3%	94.5%	115.6%	114.7%	117.2%

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

Table 13:  Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2011	June 2010	December 2010

Cumulative 1 year gap ratio
Base	95%	95%	93%
Up 200	90%	91%	89%
Down 100	95%	98%	95%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.4%	-2.8%	-2.5%
Down 200 during the year	-0.5%	-1.1%	-1.0%

Change in Net Interest Income – Year 2
No rate change (base case)	-2.9%	-2.1%	-2.4%
Following up 200 in year 1	-2.3%	-2.2%	-2.6%
Following down 200 in year 1	-7.6%	-7.8%	-7.5%

Note:  Simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made.  Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital.  Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources.  The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding.  Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously.  Our core funding utilization ratio after a projected 200 basis point increase in rates was 71.8% at June 30, 2011 compared to 76.7% at December 31, 2010.

At June 30, 2011, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period.  However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following June 30, 2011, net interest income would decline during the first three years of the simulation in amounts ranging from 3.6% to 7.1% of the base simulation’s net interest income ($697 to $1,378 per year).  When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less.  During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.  Current net interest income sensitivity to a rising and flattening yield curve is similar to that seen at December 31, 2010 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% to 5.0% of the base simulation’s net interest income.  The increase in sensitivity at June 30, 2011 is due primarily to more conservative (faster) funding cost increase assumptions used for the 2011 simulation.

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

	$	%

Year 1 -	$109	0.5%
Year 2 -	$945	4.9%
Year 3 -	$1,507	7.9%
Year 4 -	$1,947	9.9%
Year 5 -	$2,200	11.0%

Despite recent rate volatility and periodic continued declines in market interest rates, management does not consider such a protracted low interest rate environment to be likely, but continues to monitor its asset-liability position in light of this potential long-term risk to net interest income levels.

Noninterest Income

Quarter ended June 30, 2011 compared to June 30, 2010

Total noninterest income for the quarter ended June 30, 2011 was $1,197 compared to $1,297 earned during the June 2010 quarter, a decrease of $100, or 7.7%.  The decrease was due to $89 lower service fees as overdraft fee income declined in response to regulatory changes.  The decline in overdraft fee income is due in part to regulation concerning overdraft protection programs and requirements for customers to opt in to bank programs made effective during August 2010.  Certain payments by consumers who did not opt into the bank’s overdraft program are not paid by the bank, reducing overdraft fee income.  Although service fees in the June 2011 quarter declined from the prior year, they increased 8% from those in the March 2011 quarter, which could indicate the decline in overdraft income from regulatory changes has settled at current levels.  Quarterly mortgage banking income of $281 was at the lowest level seen since the March 2010 quarter as most borrowers have refinanced existing debt in the extended low rate environment, although it was similar to mortgage banking income of $283 during the June 2010 quarter.

Six months ended June 30, 2011 compared to June 30, 2010

Year to date, noninterest income totaled $2,594, up $206, or 8.6%, over the six months ended June 2010.  The majority of the increase was from recapture of a mortgage servicing right valuation allowance totaling $141 and swap sale commission income of $96, both recorded in the March 2011 quarter.  During 2010, we recorded a valuation allowance against mortgage servicing rights in light of significantly  higher loan refinance activity expected to occur in our serviced loan portfolio.  As mortgage rates increased during March 2011, refinance activity slowed, eliminating much of the valuation allowance.  Separately, certain commercial customers with adjustable rate loans with us may choose to enter into an interest rate swap with us to convert floating rate interest payments to a fixed rate.  We simultaneously sell these fixed rate hedge contracts to a correspondent bank in exchange for a fee.  There were no interest rate swap commissions recorded during the June 2011 quarter or during calendar 2010.

Recently, the Federal Reserve finalized regulations to implement the provisions of the Dodd-Frank Wall Street Reform Act related to debit card interchange income, often referred to as the “Durbin Amendment.”  These new changes will cap the amount of debit card interchange income that may be collected by large banks from merchants for processing card activity.  While the new rules technically do not apply to us as a smaller bank, the impacts are expected to become uniform for the industry over time as merchants use their new authority and options to process customer card activity across a wider number of providers.  While the timing is uncertain, these fully implemented changes could lower our annualized debit card interchange revenue by approximately $234, down approximately 36% from current revenue levels.  In general, the banking industry has begun to respond to lower debit card fee revenue by reducing customer account reward programs and related costs and increasing account service fees.  We continue to investigate the nature and timing of potential future retail checking account changes in response to the expected reduction of debit card income.

We expect noninterest income during the next several quarters to remain at levels similar to that seen during the June 2011 quarter as mortgage banking loan originations remain low and new debit card interchange regulation becomes effective.

Index

Noninterest Expense

Quarter ended June 30, 2011 compared to June 30, 2010

Noninterest expenses totaled $3,869 during the June 2011 quarter compared to $3,801 during the June 2010 quarter, an increase of $68, or 1.7%.  The increase was due in part to higher loss on foreclosed assets during June 2011 compared to the prior year.  Excluding foreclosure costs, quarterly operating expenses declined $172, or 4.5%, primarily from $92 lower FDIC insurance premium expenses.  Effective in the June 2011 quarter, certain Dodd-Frank Wall Street Reform Act rules became effective which placed a greater burden for FDIC insurance premiums on the nation’s largest banks, decreasing amounts due from smaller community banks.

During the June 2011 quarter, data processing expenses increased $9, or 3.0%, compared to 2010 due to outsourced data processing costs associated with a new computer system placed in service during June 2010.  However, occupancy and facilities expense declined $68 during the period in part from lower computer equipment depreciation expense previously incurred with the prior in house computer system.  Following the June 2010 conversion date, the current system vendor provided a contractual reduction in monthly service fees that expired in June 2011.  Due to expiration of the reduction period, data processing servicing fees are expected to increase approximately $120 per quarter for the remainder of 2011.

Prior to losses on foreclosed assets, total operating expenses during the past six quarters have been contained in range of $3.6 million to $3.8 million per quarter.  We expect operating expenses prior to foreclosure costs to be in the top of this range during the upcoming September 2011 quarter from higher data processing costs and employee benefit costs related to year-end incentive plans.

Six months ended June 30, 2011 compared to June 30, 2010

Year to date, noninterest expenses were $7,822 and $7,641 during the six months ended June 30, 2011 and 2010, respectively, a increase of $181, or 2.4%.  However, as with the recent quarter, operating expenses before foreclosure costs would have declined $243, or 3.2%, during 2011 compared to 2010 with $135 of the decline coming from lower FDIC insurance premiums.

During the six months ended June 30, 2011, data processing expenses increased $96, or 18.1%, compared to 2010 due to outsourced data processing costs associated with the new computer system placed in service during June 2010.  However, occupancy and facilities expense declined $149 during the period in part from lower computer equipment depreciation expense previously incurred with the prior in house computer system.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost.  We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers.  We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.  Retail and local deposits and repurchase agreements are the primary source of funding.  Retail and local deposits and repurchase agreements were 63.0% of total assets at June 30, compared to 67.0% of total assets at December 31, 2010 and 63.8% of total assets at June 30, 2010.  During 2011, retail and local deposits declined compared to December 31, 2010 due to declines in local municipal deposits as described previously under Results of Operations.

Index

Table 14:  Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2011		2010		2010
	$	%	$	%	$	%

Non-interest bearing demand	$55,460	12.4%	$54,718	12.0%	$57,932	12.5%
Interest-bearing demand and savings	121,584	27.0%	107,731	23.7%	131,231	28.1%
Money market deposits	98,498	22.0%	96,780	21.3%	105,866	22.8%
Retail and local time deposits less than $100	48,514	10.8%	55,009	12.1%	50,993	11.0%

Total core deposits	324,056	72.2%	314,238	69.1%	346,022	74.4%
Wholesale interest-bearing demand	-	0.0%	9,501	2.1%	–	0.0%
Retail and local time deposits $100 and over	47,242	10.5%	58,308	12.8%	52,404	11.3%
Broker & national time deposits less than $100	832	0.2%	1,051	0.2%	1,028	0.2%
Broker & national time deposits $100 and over	76,537	17.1%	71,746	15.8%	65,803	14.1%
Totals	$448,667	100.0%	$454,844	100.0%	$465,257	100.0%

During the six months ended June 30, 2011, non-interest bearing demand deposits decreased from a reduction on commercial deposits while interest bearing demand deposits and money market deposits decreased from withdrawal of seasonal tax collection funds from municipal deposit accounts.  Each of these changes was discussed previously in this Quarterly Report on Form 10-Q.   We continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit.  Certificate balances have also been replaced by higher money market and interest bearing demand account balances such as Rewards Checking as customer have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain nonmaturity deposit accounts.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits.  For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $18,852 at June 30, 2011 compared to $19,618 at December 31, 2010.  Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports.  During the June 2011 quarter, we began to originate certificates of deposit obtained through a national rate listing service and held $1,984 of national certificates at June 30, 2011.  These certificates are classified with broker deposits in the table above.

Our high yield retail interest bearing demand account, Rewards Checking, declined slightly in balances at June 30, 2011 to $50,047 compared to $50,187 at December 31, 2010.  Peoples Rewards Checking pays a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity.  The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 1.70% and 2.30% during the six months ended June 30, 2011 and 2010, respectively.

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

Index

likely be an increase in wholesale rates relative to local core deposit rates that could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets.  Broker and national deposits as a percentage of total assets were 12.9%, 10.8%, and 13.7% at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  We expect a mix of brokered and national deposits to provide wholesale funding if needed for asset growth during the coming quarters.  Beyond these traditional sources of wholesale funding, secondary wholesale sources include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 15:  Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2011	2010	2010

Total time deposits $100 and over	$123,779	$130,054	$118,207
Total broker and national deposits	77,369	82,298	66,831
Total retail and local time deposits	95,756	113,317	103,397
Core deposits, including money market deposits	324,056	314,238	346,022

Table 16:  June 30, 2011 Change in Deposit Balance since Period Ended:

	June 30, 2010		December 31, 2010
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(6,275)	-4.8%	$5,572	4.7%
Total broker and national deposits	(4,929)	-6.0%	10,538	15.8%
Total retail and local time deposits	(17,561)	-15.5%	(7,641)	-7.4%
Core deposits, including money market deposits	9,818	3.1%	(21,966)	-6.3%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging.  Table 18 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of June 30, 2011 and December 31, 2010.  Currently unused but available funding sources at June 30, 2011 are considered sufficient to fund anticipated 2011 asset growth and meet contingency funding needs.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis.  Table 17 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 17: Environmental Impacts on Availability of Wholesale Funding Sources:

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

* May be available but subject to restrictions

Index

Table 18 summarizes the availability of various wholesale funding sources at June 30, 2011 and December 31, 2010.

Table 18:  Available but Unused Funding Sources other than Retail Deposits

	June 30, 2011		December 31, 2010
(dollars in thousands)	Unused, but Available	Amount Used	Unused, but Available	Amount Used

Overnight federal funds purchased	$21,181	$4,319	$25,500	$–
Federal Reserve discount window advances	100,000	–	94,980	–
FHLB advances under blanket mortgage lien	14,514	59,124	15,056	57,434
Repurchase agreements and other FHLB advances	28,388	25,139	17,177	31,511
Wholesale and national deposits	42,916	77,369	57,388	66,831
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$207,999	$165,951	$211,101	$155,776

Funding as a percent of total assets	34.6%	27.6%	34.0%	25.1%

The following discussion examines each of the available but unused funding sources listed in Table 18 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

Overnight federal funds purchased

Our aggregate federal funds purchase availability of $25,500 is from three correspondent banks.  The most significant portion of the total is $12,500 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin.  We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks.  Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days.  To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less.  Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by capital including the allowance for loan losses calculated at our subsidiary bank level.  Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review.  In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank.  Our subsidiary bank’s composite ratio was approximately 18% and 21% at June 30, 2011 and December 31, 2010, respectively, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program.  During the quarter ended June 30, 2011, the annualized interest rate applicable to Discount Window advances was .75%.  Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral.  We are subject to annual review and certification by the Federal Reserve to retain participation in the program.  The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above.  We were limited to a maximum advance of $100,000 and $94,980 at June 30, 2011 and December 31, 2010, respectively, based on the BIC loan collateral pledged.  Discount Window advances must be repaid or renewed each day.  No Discount Window advances were used during the six months ended June 30, 2011.

Only performing loans are permitted as collateral under the BIC and each individual loan is subject to a haircut to collateral value based on the Federal Reserve’s review of the listing each month.  In general, approximately 75% of the loan principal offered as collateral is able to support Discount Window advances.  Similar to the federal funds purchased lines of credit, an increase in nonperforming loans would decrease the amount of collateral available for Discount Window advances.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain a line of credit availability with the FHLB based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions.  We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment.  Based on the our existing $3,250 capital stock investment,  total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount.  At June 30, 2011, we could have drawn an FHLB advance up to $5,876 of the $14,514 available without the purchase of FHLB stock.  At December 31,

Index

2010, we could have drawn an FHLB advance up to $7,566 of the $15,056 available without the purchase of FHLB stock.  Further advances of the remaining $8,638 available at June 30, 2011 would have required us to purchase additional FHLB stock totaling $432.  After several years of no dividends, the FHLB has declared a nominal annualized cash dividend of .10% since the December 2010 quarter with expectations of continuing this dividend level.  Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at June 30, 2011 and December 31, 2010.  The FHLB communicated their intention in early 2011 of increased the haircut on secondary lien collateral to 70% but decided to delay the increase for an unknown period at June 30, 2011.  The increase in this haircut would reduce our borrowing capacity by approximately $3.4 million.  The FHLB also conducts annual audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings.  The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report.  Our current credit risk is within the normal range for a healthy member bank.  Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade.  Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage.   FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing.  The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing.  Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances.  However, we do not pledge any commercial loan collateral to the FHLB at this time.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms.  Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal.  In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction.  Repurchase agreements could require up to several business days to receive funding.  Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity.  At June 30, 2011, $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $7.3 million are overnight repurchase agreements with local customers using our treasury management services.  At December 31, 2010, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $18.0 million were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances.  Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously.  Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity.  At June 30, 2011, $28,388 of additional FHLB advances were available based on pledging of securities if an additional $1,419 of member capital stock were purchased.  At December 31, 2010, $17,177 of additional FHLB advances were available based on pledging of securities if an additional $859 of member capital stock were purchased.  The amount available for pledging increased since December 31, 2010 due to an increase in the securities portfolio in general, and a decrease in local customer repurchase agreements, which freed up security collateral for pledging to the FHLB.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market.  We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $42,916 at June 30, 2011 and $57,388 at December 31, 2010.  Brokered and  national certificates were 12.9% and 10.8% of assets at June 30, 2011 and December 31, 2010, respectively.  Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, brokered certificate of deposit funding is expected to increase during 2011 to the extent loan growth is not funded with local deposit growth.

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

Index

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

Holding company unsecured line of credit

We maintain a $1,000 line of credit with a correspondent bank as a contingency liquidity source.  No amounts were drawn on the line at June 30, 2011 or December 31, 2010.  Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow.  Because our bank holding company has approximately $892 of financing obligations per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At June 30, 2011 and December 31, 2010, we were not in violation of any of the line of credit covenants.  A violation of any covenant could prevent us from utilizing the unused balance of the line of credit.  The line of credit was renewed during the March 2011 quarter to mature on February 28, 2012.

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

Index

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

As of June 30, 2011, commercial real estate loans were 336% of capital, exceeding the Risk Level 1 trigger point of 300%. In addition, commercial and industrial loans were 206% of capital, exceeding the Risk Level 1 trigger point of 200%.  Due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, we consistently exceed these triggers.  However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position.  No liquidity stress level was considered to exist at June 30, 2011.

At December, 31, 2010, commercial and industrial loans were 215% of capital and commercial real estate loans were 327% of capital, exceeding their “Risk Level 1” trigger points of 200% and 300%, respectively.  No liquidity stress level was considered to exist at December 31, 2010.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets.  The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds.  However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral.  Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding.  Our policy is to maintain a basic surplus of at least 5%.  Basic surplus was 6.0% and 8.7% at June 30, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

During the six months ended June 30, 2011, stockholders’ equity increased $2,041 from retained net income of $1,925, net of $586 of dividends declared.  Net book value per share at June 30, 2011 was $30.95 compared to $29.85 at December 31, 2010, an increase of 3.7%.   Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income was 7.52% of average assets during the six months ended June 30, 2011 compared to 6.90% during the six months ended June 30, 2010.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively.  The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017.  PSB was considered “well capitalized” under banking regulations at June 30, 2011.

Unrealized gains in securities available for sale reflected as accumulated other comprehensive income represented approximately $1.69, or 5.5% of total net book value per share at June 30, 2011 compared to $1.62, or 5.4% of total net book value per share at December 31, 2010.  The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio, which is recorded as an increase to equity.  If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

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

No shares were repurchased by us during the three or six months ended June 30, 2011 or 2010 as we sought to conserve capital for growth and increased regulatory capital ratios.  Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed.  The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2011.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of June 30, 2011, and December 31, 2010, the Bank’s Tier 1 risk-weighted capital

Index

ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.”  Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

Table 19:  Capital Ratios – PSB Holdings, Inc. – Consolidated

	June 30,		December 31,
(dollars in thousands)	2011	2010	2010

Stockholders’ equity	$48,731	$44,046	$46,690
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(123)	(116)	(110)
Accumulated other comprehensive income	(2,575)	(2,007)	(2,528)

Tier 1 regulatory capital	53,533	49,423	51,552
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	5,697	5,949	5,654

Total regulatory capital	$66,230	$62,372	$64,206

Total quarterly average assets	$602,181	$600,158	$610,577
Disallowed mortgage servicing right assets	(125)	(116)	(108)
Accumulated other comprehensive income	(2,509)	(2,007)	(2,596)

Quarterly average tangible assets (as defined by current regulations)	$599,547	$598,035	$607,954

Risk-weighted assets (as defined by current regulations)	$453,619	$474,230	$449,987

Tier 1 capital to average tangible assets (leverage ratio)	8.93%	8.27%	8.48%
Tier 1 capital to risk-weighted assets	11.80%	10.42%	11.46%
Total capital to risk-weighted assets	14.60%	13.15%	14.27%

Table 20: Capital Ratios - Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.74%	9.24%	9.37%
Tier 1 capital to risk-weighted assets	12.88%	11.64%	12.64%
Total capital to risk-weighted assets	14.14%	12.90%	13.90%

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

Index

Table: 21: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
(dollars in thousands)	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010

Total nonperforming assets	$19,378	$15,359	$16,389	$15,141	$15,837

Total stockholders’ equity	$48,731	$47,916	$46,690	$46,044	$44,046
Less: Mortgage servicing rights, net (intangible assets)	(1,230)	(1,268)	(1,100)	(1,042)	(1,163)
Less: Preferred stock capital elements	–	–	–	–	–
Add: Allowance for loan losses	7,817	7,377	7,960	8,001	7,665

Total tangible common stockholders’ equity and reserves	$55,318	$54,025	$53,550	$53,003	$50,548

Total nonperforming assets as a percentage of total
tangible common stockholders’ equity and reserves	35.03%	28.43%	30.61%	28.57%	31.33%

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

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of June 30, 2011 and December 31, 2010.

Table 22:  Residential Mortgage Loans Serviced for Others as of June 30, 2011 ($000s)

Agency	Principal	Loan	Weighted Average	Avg. Monthly Payment	PSB Credit Enhancement	Agency Funded First	Mortgage Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$21,485	382	5.38%	95	$94	$353	$62	0.29%
FHLB MPF 125	38,144	391	5.75%	60	1,851	1,606	165	0.43%
FHLB XTRA	187,939	1,391	4.63%	16	n/a	n/a	941	0.50%
FNMA	12,874	100	4.38%	15	n/a	n/a	62	0.48%

Totals	$260,442	2,264	4.84%	29	$1,945	$1,959	$1,230	0.47%

Index

Table 23: Residential Mortgage Loans Serviced for Others as of December 31, 2010 ($000s)

Agency	Principal	Loan	Weighted Average	Avg. Monthly Payment	PSB Credit Enhancement	Agency Funded First	Mortgage Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$25,245	426	5.38%	92	$94	$353	$70	0.28%
FHLB MPF 125	44,964	448	5.75%	54	1,851	1,651	146	0.32%
FHLB XTRA	178,183	1,291	4.63%	12	n/a	n/a	832	0.47%
FNMA	11,705	84	4.44%	12	n/a	n/a	52	0.44%

Totals	$260,097	2,249	4.89%	27	$1,945	$2,004	$1,100	0.42%

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

Index

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, under the caption “Forward-Looking Statements.”  These and other risk factors could materially affect our business, financial condition, or future results of operations.  The risks referenced in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The following specific additional risk factor should also be carefully considered:

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition, and results of operations.

In recent months, each of Moody’s Investors Service, Standard & Poor’s Corp., and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating.  On August 5, 2011, S&P downgraded its rating of the United States’ long-term debt to AA+.  Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA.  Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world.  In turn, this could have a material adverse effect on our business, financial condition, and results of operations.  In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio.  Our investment portfolio at June 30, 2011 is described in Note 2 to our consolidated financial statements in this report.

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

August 15, 2011	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as
Principal Financial Officer)

Index

EXHIBIT INDEX
to
FORM 10-Q
of
PSB HOLDINGS, INC.
for the quarterly period ended June 30, 2011
Pursuant to Section 102(d) of Regulation S-T
(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.