Form 10-Q
period 2011-09-30
PSB HOLDINGS INC /WI/
filed 2011-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes         ☐            No        ☒

The number of common shares outstanding at November 14, 2011 was 1,575,804.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2011

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.
Consolidated Balance Sheets
September 30, 2011 unaudited, December 31, 2010 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2011	2010
Assets

Cash and due from banks	$10,622	$9,601
Interest-bearing deposits and money market funds	1,207	227
Federal funds sold	15,790	30,503

Cash and cash equivalents	27,619	40,331

Securities available for sale (at fair value)	60,987	55,273
Securities held to maturity (fair value of $51,929 and $51,662, respectively)	50,796	53,106
Other investments	2,484	2,484
Loans held for sale	274	436
Loans receivable, net	432,758	431,801
Accrued interest receivable	2,103	2,238
Foreclosed assets	3,447	4,967
Premises and equipment, net	10,081	10,464
Mortgage servicing rights, net	1,154	1,100
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	11,303	10,899
Other assets	5,026	4,744

TOTAL ASSETS	$611,282	$621,093

Liabilities

Non-interest-bearing deposits	$67,418	$57,932
Interest-bearing deposits	396,805	407,325

Total deposits	464,223	465,257

Federal Home Loan Bank advances	55,124	57,434
Other borrowings	21,745	31,511
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	5,702	5,469

Total liabilities	561,526	574,403

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,574,456 and 1,564,297 shares, respectively	1,751	1,751
Additional paid-in capital	5,319	5,506
Retained earnings	45,293	41,974
Accumulated other comprehensive income, net of tax	2,186	2,528
Treasury stock, at cost – 176,975 and 187,134 shares, respectively	(4,793)	(5,069)

Total stockholders’ equity	49,756	46,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$611,282	$621,093

Index

PSB Holdings, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(dollars in thousands, except	September 30,		September 30,
per share data – unaudited)	2011	2010	2011	2010

Interest and dividend income:
Loans, including fees	$6,140	$6,558	$18,296	$19,059
Securities:
Taxable	658	730	2,041	2,264
Tax-exempt	280	315	858	960
Other interest and dividends	17	9	56	16

Total interest and dividend income	7,095	7,612	21,251	22,299

Interest expense:
Deposits	1,375	1,702	4,200	5,372
FHLB advances	464	473	1,380	1,401
Other borrowings	162	169	494	568
Senior subordinated notes	142	141	425	425
Junior subordinated debentures	85	108	255	334

Total interest expense	2,228	2,593	6,754	8,100

Net interest income	4,867	5,019	14,497	14,199
Provision for loan losses	360	510	1,150	1,555

Net interest income after provision for loan losses	4,507	4,509	13,347	12,644

Noninterest income:
Service fees	436	487	1,223	1,332
Mortgage banking	278	375	984	921
Investment and insurance sales commissions	198	138	470	482
Net loss on sale of securities	–	–	–	(20)
Increase in cash surrender value of life insurance	103	103	311	307
Other noninterest income	352	360	973	829

Total noninterest income	1,367	1,463	3,961	3,851

Noninterest expense:
Salaries and employee benefits	2,210	2,233	6,311	6,343
Occupancy and facilities	384	431	1,249	1,445
Loss on foreclosed assets	66	156	639	305
Data processing and other office operations	375	331	1,001	861
Advertising and promotion	90	99	205	252
FDIC insurance premiums	59	117	397	590
Other noninterest expenses	651	612	1,855	1,824

Total noninterest expense	3,835	3,979	11,657	11,620

Income before provision for income taxes	2,039	1,993	5,651	4,875
Provision for income taxes	645	662	1,746	1,455

Net income	$1,394	$1,331	$3,905	$3,420
Basic earnings per share	$0.89	$0.85	$2.48	$2.19
Diluted earnings per share	$0.88	$0.85	$2.48	$2.19

Index

PSB Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended September 30, 2011 – unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2011	$1,751	$5,506	$41,974	$2,528	$(5,069)	$46,690

Comprehensive income:
Net income			3,905			3,905
Unrealized gain on securities available for sale, net of tax				261		261
Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income, net of tax				(275)		(275)
Unrealized loss on interest rate swap, net of tax				(412)		(412)
Reclassification of interest rate swap settlements included in earnings, net of tax				84		84

Total comprehensive income						3,563

Exercise of stock options		(16)			40	24
Issuance of new restricted stock grants		(236)			236	–
Vesting of existing restricted stock grants		65				65
Cash dividends declared $.37 per share			(574)			(574)
Cash dividends declared on unvested restricted stock grants			(12)			(12)

Balance September 30, 2011	$1,751	$5,319	$45,293	$2,186	$(4,793)	$49,756

Index

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 – unaudited

(dollars in thousands)	2011	2010

Cash flows from operating activities:

Net income	$3,905	$3,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,598	1,504
Provision for loan losses	1,150	1,555
Deferred net loan origination costs	(229)	(230)
Gain on sale of loans	(697)	(915)
Provision for (recapture of) servicing right valuation allowance	(43)	154
Loss on sale of premises and equipment	–	7
Loss on sale and write-down of foreclosed assets	458	133
Loss on sale of securities	–	20
Increase in cash surrender value of life insurance	(311)	(307)
Changes in operating assets and liabilities:
Accrued interest receivable	135	(304)
Other assets	(119)	611
Other liabilities	(304)	(106)

Net cash provided by operating activities	5,543	5,542

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	11,615	18,269
Securities held to maturity	2,704	–
Payment for purchase of:
Securities available for sale	(17,357)	(17,849)
Securities held to maturity	(831)	–
Purchase of other investments	–	(2,484)
Net (increase) decrease in loans	(1,324)	2,189
Capital expenditures	(129)	(961)
Proceeds from sale of foreclosed assets	832	895
Purchase of bank-owned life insurance	(93)	–

Net cash provided by (used in) investing activities	(4,583)	59

Index

PSB Holdings, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 – unaudited
(continued)

(dollars in thousands)	2011	2010

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	9,486	(3,966)
Net decrease in interest-bearing deposits	(10,520)	(2,338)
Net decrease in FHLB advances	(2,310)	(725)
Net decrease in other borrowings	(9,766)	(3,621)
Dividends declared	(586)	(565)
Proceeds from exercise of stock options	24	–

Net cash used in financing activities	(13,672)	(11,215)

Net decrease in cash and cash equivalents	(12,712)	(5,614)
Cash and cash equivalents at beginning	40,331	26,337

Cash and cash equivalents at end	$27,619	$20,723

Supplemental cash flow information:

Cash paid during the period for:
Interest	$6,876	$8,269
Income taxes	1,650	768

Noncash investing and financing activities:

Loans charged off	$1,268	$1,171
Loans transferred to foreclosed assets	845	3,007
Loans originated on sale of foreclosed assets	1,075	–
Issuance of unvested restricted stock grants at fair value	200	75
Vesting of restricted stock grants	65	31

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

NOTE 2 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$502	$21	$–	$523
U.S. agency issued residential mortgage-backed securities	19,033	1,227	–	20,260
U.S. agency issued residential collateralized mortgage obligations	38,698	913	–	39,611
Privately issued residential collateralized mortgage obligations	530	12	–	542
Other equity securities	51	–	–	51

Totals	$58,814	$2,173	$–	$60,987

Securities held to maturity

Obligations of states and political subdivisions	$48,911	$1,354	$–	$50,265
Nonrated trust preferred securities	1,482	40	267	1,255
Nonrated senior subordinated notes	403	6	–	409

Totals	$50,796	$1,400	$267	$51,929

Index

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,003	$38	$–	$1,041
U.S. agency issued residential mortgage-backed securities	16,580	1,110	–	17,690
U.S. agency issued residential collateralized mortgage obligations	34,934	652	75	35,511
Privately issued residential collateralized mortgage obligations	964	18	2	980
Other equity securities	51	–	–	51

Totals	$53,532	$1,818	$77	$55,273

Securities held to maturity

Obligations of states and political subdivisions	$51,234	$7	$1,435	$49,806
Nonrated trust preferred securities	1,468	25	37	1,456
Nonrated senior subordinated notes	404	–	4	400

Totals	$53,106	$32	$1,476	$51,662

Securities with a fair value of $47,833 and $60,111 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income as defined by current accounting standards for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2011	2010	2011	2010

Net income	$1,394	$1,331	$3,905	$3,420
Unrealized gain (loss) on securities available for sale, net of tax	(23)	879	261	1,098
Reclassification adjustment for security loss included in net income, net of tax	–	–	–	12
Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income, net of tax	(112)	–	(275)	–
Unrealized loss on interest rate swap, net of tax	(283)	(222)	(412)	(222)
Reclassification of interest rate swap settlements included in earnings, net of tax	29	–	84	–

Comprehensive income	$1,005	$1,988	$3,563	$4,308

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

Index

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely.

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

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectability resulting from information available to them at the time of their examination.

The composition of loans at period-end, categorized by the type of the loan, is as follows:

	September 30, 2011	December 31, 2010

Commercial, industrial, and municipal	$132,258	$129,063
Commercial real estate mortgage	180,605	180,937
Construction and development	27,336	35,310
Residential real estate mortgage	74,819	71,675
Residential real estate home equity	23,913	23,774
Consumer and individual	3,584	3,929

Subtotals – Gross loans	442,515	444,688
Loans in process of disbursement	(1,948)	(5,177)

Subtotals – Disbursed loans	440,567	439,511
Net deferred loan costs	210	250
Allowance for loan losses	(8,019)	(7,960)

Net loans receivable	$432,758	$431,801

Index

The following is a summary of information pertaining to impaired loans:

	September 30, 2011	December 31, 2010

Impaired loans without a valuation allowance	$3,787	$8,773
Impaired loans with a valuation allowance	13,746	2,643

Total impaired loans before valuation allowances	17,533	11,416
Valuation allowance related to impaired loans	3,468	1,496

Net impaired loans	$14,065	$9,920

Activity in the allowance for loan losses during the nine months ended September 30, 2011, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning balance	$3,862	$3,674	$211	$213	$–	$7,960
Provision	604	(468)	1,016	(2)	–	1,150
Recoveries	166	6	–	5	–	177
Charge offs	(808)	(132)	(224)	(104)	–	(1,268)

Ending balance	$3,824	$3,080	$1,003	$112	$–	$8,019
Individually evaluated for impairment	$2,020	$970	$456	$22	$–	$3,468
Collectively evaluated for impairment	$1,804	$2,110	$547	$90	$–	$4,551

Loans receivable (gross):

Individually evaluated for impairment	$6,947	$8,418	$2,093	$75	$–	$17,533
Collectively evaluated for impairment	$125,311	$188,029	$108,133	$3,509	$–	$424,982

Index

The commercial credit exposure based on internally assigned credit grade at September 30, 2011 and at December 31, 2010, follows:

		Commercial	Construction &
At September 30, 2011	Commercial	Real Estate	Development	Agricultural	Government	Total

High quality (risk rating 1)	$68	$–	$–	$–	$–	$68
Minimal risk (2)	12,522	20,959	451	648	1,750	36,330
Average risk (3)	53,767	108,210	8,779	1,773	5,248	177,777
Acceptable risk (4)	41,809	34,236	2,149	307	–	78,501
Watch risk (5)	6,970	8,453	3,822	–	–	19,245
Substandard risk (6)	449	970	–	–	–	1,419
Impaired loans (7)	6,919	7,777	641	28	–	15,365

Total	$122,504	$180,605	$15,842	$2,756	$6,998	$328,705

		Commercial	Construction &
At December 31, 2010	Commercial	Real Estate	Development	Agricultural	Government	Total

High quality (credit risk rating 1)	$83	$–	$–	$–	$–	$83
Minimal risk (2)	3,854	27,792	1,055	664	1,922	35,287
Average risk (3)	57,667	107,639	7,865	1,507	6,024	180,702
Acceptable risk (4)	37,373	33,482	12,594	293	–	83,742
Watch risk (5)	10,303	6,560	145	–	–	17,008
Substandard risk (6)	4,797	3,010	237	–	–	8,044
Impaired loans (7)	4,218	2,454	345	358	–	7,375

Total	$118,295	$180,937	$22,241	$2,822	$7,946	$332,241

The consumer credit exposure based on payment activity at September 30, 2011 and at December 31, 2010, follows:

	Residential –	Residential –	Construction &
At September 30, 2011	Prime	HELOC	Development	Consumer	Total

Performing	$73,307	$23,817	$11,416	$3,524	$112,064
Nonperforming	1,512	96	78	60	1,746

Total	$74,819	$23,913	$11,494	$3,584	$113,810

	Residential –	Residential –	Construction &
At December 31, 2010	Prime	HELOC	Development	Consumer	Total

Performing	$70,242	$23,632	$12,928	$3,851	$110,653
Nonperforming	1,433	142	141	78	1,794

Total	$71,675	$23,774	$13,069	$3,929	$112,447

Index

The payment age analysis of loans receivable disbursed at September 30, 2011 follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$34	$118	$1,890	$2,042	$120,462	$122,504	$–
Agricultural	–	28	–	28	2,728	2,756	–
Government	–	–	–	–	6,998	6,998	–

Commercial real estate:

Commercial real estate	55	625	912	1,592	179,013	180,605	–
Commercial construction and development	–	–	204	204	14,879	15,083	–

Residential real estate:

Residential – prime	426	229	1,280	1,935	72,884	74,819	–
Residential – HELOC	39	22	49	110	23,803	23,913	–
Residential – construction and development	–	–	78	78	10,227	10,305	–

Consumer	69	4	7	80	3,504	3,584	–

Total	$623	$1,026	$4,420	$6,069	$434,498	$440,567	$–

The payment age analysis of loans receivable disbursed at December 31, 2010 follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$2,235	$694	$2,305	$5,234	$113,061	$118,295	$–
Agricultural	–	–	72	72	2,750	2,822	–
Government	–	–	–	–	7,946	7,946	–

Commercial real estate:

Commercial real estate	178	355	1,545	2,078	178,859	180,937	–
Commercial construction and development	–	145	448	593	17,930	18,523	–

Residential real estate:

Residential – prime	649	267	758	1,674	70,001	71,675	–
Residential – HELOC	26	35	78	139	23,635	23,774	–
Residential – construction and development	17	–	99	116	11,494	11,610	–

Consumer	8	3	78	89	3,840	3,929	–

Total	$3,113	$1,499	$5,383	$9,995	$429,516	$439,511	$–

Index

Impaired loans at September 30, 2011, and during the nine months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$1,601	$–	$1,601	$2,407	$33
Commercial real estate	2,030	–	2,030	3,677	84
Commercial construction & development	–	–	–	120	–
Agricultural	–	–	–	150	–
Residential – prime	47	–	47	338	1
Residential – HELOC	109	–	109	77	6
Residential construction & development	–	–	–	12	–
Consumer	–	–	–	11	–

With an allowance recorded:

Commercial & industrial	$5,318	$1,992	$3,326	$2,105	$87
Commercial real estate	5,747	730	5,017	2,639	194
Commercial construction & development	641	240	401	357	16
Agricultural	28	28	–	5	1
Residential – prime	1,733	342	1,391	946	20
Residential – HELOC	104	85	19	40	–
Residential construction & development	100	29	71	55	2
Consumer	75	22	53	36	1

Totals:

Commercial & industrial	$6,919	$1,992	$4,927	$4,512	$120
Commercial real estate	7,777	730	7,047	6,316	278
Commercial construction & development	641	240	401	477	16
Agricultural	28	28	–	155	1
Residential – prime	1,780	342	1,438	1,284	21
Residential – HELOC	213	85	128	117	6
Residential construction & development	100	29	71	67	2
Consumer	75	22	53	47	1

Index

Loans on nonaccrual status at period-end, follows:

	September 30, 2011	December 31, 2010

Commercial:

Commercial and industrial	$4,311	$4,546
Agricultural	–	72

Commercial real estate:

Commercial real estate	1,763	2,119
Commercial construction and development	209	508

Residential real estate:

Residential – prime	1,512	1,433
Residential – HELOC	96	142
Residential construction and development	78	141

Consumer	60	78

Total	$8,029	$9,039

The following table presents information concerning modifications of troubled debt made during the three months ended September 30, 2011. The contract identified below was modified to convert from amortizing principal payments to interest only payments. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables concerning modified loans below represents principal outstanding before specific reserves. Specific loan reserves maintained in connection with this impaired loan totaled $12 at September 30, 2011.

		Pre-modification	Post-modification
		outstanding	outstanding
	Number of	recorded	recorded
As of September 30, 2011 ($000s)	contracts	investment	investment

Commercial real estate	1	$89	$89

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2011:

		Post-modification	Pre-modification
		outstanding	outstanding
	Number of	recorded	recorded
As of September 30, 2011 ($000s)	contracts	investment	investment

Commercial & industrial	6	$1,157	$1,123
Commercial real estate	7	4,371	4,363
Commercial construction & development	1	74	73

During the nine months ended September 30, 2011, approximately $4,748, or 85%, of the modified loan principal was restructured to convert the payments from amortizing principal payments to interest only payments. The remaining modified principal of $854 was modified to extend amortization periods or to lower the existing interest rate. No loan principal was charged off or forgiven in connection with the modifications. At September 30, 2011, specific loan loss reserves maintained on loans modified or restructured during the nine months ended September 30, 2011 totaled $526.

Index

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

Default during the three months and nine months ended September 30, 2011 ($000s)	Number of contracts	Recorded investment

Commercial real estate	2	$267

The contracts noted above were originally restructured to extend principal amortization, capitalize real estate taxes or past due interest, or to convert payments to interest only. Collateral supporting the modified loans was in the process of foreclosure at period-end. Specific loan loss reserves of $76 were maintained on these impaired loans at September 30, 2011.

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

A summary of activity in foreclosed assets is as follows:

	Three months ended		Nine months ended
	September 30,		September30,
	2011	2010	2011	2010

Balance at beginning of period	$4,339	$6,223	$4,967	$3,776

Transfer of loans at net realizable value to foreclosed assets	710	57	845	3,007
Sale proceeds	(502)	(420)	(832)	(895)
Loans made on sale of foreclosed assets	(1,075)	–	(1,075)	–
Net gain (loss) from sale of foreclosed assets	(25)	20	(1)	22
Provision for write-down charged to operations	–	(125)	(457)	(155)

Balance at end of period	$3,447	$5,755	$3,447	$5,755

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	September 30, 2011	December 31, 2010

Non-interest bearing demand	$67,418	$57,932
Interest bearing demand (NOWs)	102,204	106,569
Savings	27,289	24,662
Money market	93,541	105,866
Retail and local time	96,975	103,397
Broker and national time	76,796	66,831

Total deposits	$464,223	$465,257

Index

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010

Short-term repurchase agreements	$8,245	$18,011
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$21,745	$31,511

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $25,527 at September 30, 2011 and $36,639 at December 31, 2010.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

As of end of period – weighted average rate	2.90%	2.65%	2.90%	2.65%
For the period:
Highest month-end balance	$21,746	$24,789	$32,644	$30,185
Daily average balance	$21,745	$23,304	$26,172	$24,562
Weighted average rate	2.96%	2.88%	2.52%	3.09%

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

PSB is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with PSB’s variable rate junior subordinated debentures. Accounting standards require PSB to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. PSB designates its interest rate swap associated with the junior subordinated debentures as a cash flow hedge of variable-rate debt. For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Index

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	September 30, 2011	December 31, 2010

Notional amount:	$ 7,500	$ 7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.35%	0.30%
Maturity:	September 2017	September 2017
Unrealized gain (loss) fair value:	$ (562)	$ (25)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity in 2011. Risk management results for the nine months ended September 30, 2011, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2011, approximately $166 of losses ($100 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending September 30, 2012. The interest rate swap agreement was secured by cash and cash equivalents of $680 at September 30, 2011, and by $350 at December 31, 2010.

As of September 30, 2011, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. There were no customer related swaps outstanding at December 31, 2010.

At period end, the following floating interest rate swaps were outstanding with customers:

	September 30, 2011	December 31, 2010

Notional amount:	$ 13,407	–
Receive fixed rate (average):	2.09%	0.00%
Pay variable rate (average):	0.23%	0.00%
Maturity:	March 2015-October 2021
Unrealized gain (loss) fair value:	$ 531	–

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	September 30, 2011	December 31, 2010

Notional amount:	$ 13,407	–
Pay fixed rate (average):	2.09%	0.00%
Receive variable rate (average):	0.23%	0.00%
Maturity:	March 2015-October 2021
Unrealized gain (loss) fair value:	$ (531)	–

NOTE 9 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. These options expire 10 years after the grant date with the options scheduled to expire during 2011 and 2012. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders. As of September 30, 2011, 2,181 options were outstanding and eligible to be exercised at a weighted average exercise price of $16.09 per share. As of December 31, 2010, 3,645 options were outstanding and eligible to be exercised at a weighted average exercise price of $15.99 per share. During the nine months ended September 30, 2011, 1,464 options were exercised at $15.83 per share. There were no options exercised during the nine months ended September 30, 2010, although 636 options shares lapsed with an average exercise price of $15.84 per share.

Index

PSB granted restricted stock to certain employees having an initial market value of $200 and $75 during the nine months ended September 30, 2011, and 2010, respectively. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the nine months ended September 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $65 and $31 during 2011 and 2010, respectively.

The following table summarizes information regarding restricted stock outstanding at September 30, 2011 and 2010 including activity during the nine months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2010	14,332	$17.44
Restricted stock granted	4,983	15.05
Restricted stock legally vested	(785)	(25.53)

September 30, 2010	18,530	$16.46

January 1, 2011	18,530	$16.46
Restricted stock granted	8,695	23.00
Restricted stock legally vested	(2,867)	(17.45)

September 30, 2011	24,358	$18.67

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2011	$78
2012	85
2013	105
2014	85
2015	55
Thereafter	40

Totals	$448

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2011	2010	2011	2010

Net income	$1,394	$1,331	$3,905	$3,420

Weighted average shares outstanding	1,574,456	1,564,297	1,573,751	1,564,242
Effect of dilutive stock options outstanding	731	851	950	724

Diluted weighted average shares outstanding	1,575,187	1,565,148	1,574,701	1,564,966

Basic earnings per share	$0.89	$0.85	$2.48	$2.19
Diluted earnings per share	$0.88	$0.85	$2.48	$2.19

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

Index

At September 30, 2011 and December 31, 2010, Level 3 securities include common stock investments in Bankers’ Bank Wisconsin and FNMA preferred stock that are not traded on an active market. Historical cost of the common stock (net of any write-down from other than temporary impairment) is assumed to approximate fair value of these investments.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. Significant unobservable inputs at September 30, 2011, used to measure fair value included:

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

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis. Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represent an income approach to fair value. Significant unobservable inputs at September 30, 2011 and December 31, 2010, used to measure fair value included:

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

Index

Guarantee liability – Guarantees by PSB of customer payment obligations to a third party are measured at fair value using Level 3 inputs on a nonrecurring basis. Fair value measurements include fair value of interest rate swaps covered by the guarantee, transaction fees received for offering the guarantee, and the credit risk and performance of the customer for which the guarantee is given. Because recognition of initial transaction fees adjusted by amortization of such fees over the period of the guarantee is used to estimate fair value, these measurements represent a cost approach to fair value. There was no guarantee liability outstanding at September 30, 2011 or December 31, 2010.

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at September 30, 2011:

Securities available for sale:

U.S. Treasury and agency debentures	$523	$–	$523	$–
U.S. agency issued residential MBS and CMO	59,871	–	59,871	–
Privately issued residential MBS and CMO	542	–	542	–
Other equity securities	51	–	–	51

Total securities available for sale	60,987	–	60,936	51
Assets – interest rate swaps	531	–	531	–

Total assets	61,518	–	61,467	51

Liabilities – Interest rate swaps	$1,093	$–	$1,093	$–

Assets measured at fair value on a recurring basis at December 31, 2010:

Securities available for sale:

U.S. Treasury and agency debentures	$1,041	$–	$1,041	$–
U.S. agency issued residential MBS and CMO	53,201	–	53,201	–
Privately issued residential MBS and CMO	980	–	980	–
Other equity securities	51	–	–	51

Total securities available for sale	55,273	–	55,222	51

Liabilities – Interest rate swaps	$25	$–	$25	$–

Index

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2010:	$1,609
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	(95)
Purchases, maturities, and sales	400

Balance at September 30, 2010	$1,914

Total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$–

Balance at January 1, 2011	$51
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	–
Purchases, maturities, and sales	–
Transferred from Level 2 to Level 3	–
Transferred to held to maturity classification	–

Balance at September 30, 2011	$51

Total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$–

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at September 30, 2011:

Impaired loans	$2,151	$–	$–	$2,151
Foreclosed assets	3,447	–	–	3,447
Mortgage servicing rights	1,154	–	–	1,154
Mortgage rate lock commitments	60	–	–	60

Total assets	$6,812	$–	$–	$6,812

Assets measured at fair value on a nonrecurring basis at December 31, 2010:

Impaired loans	$1,147	$–	$–	$1,147
Foreclosed assets	4,967	–	–	4,967
Mortgage servicing rights	1,100	–	–	1,100
Mortgage rate lock commitments	57	–	–	57

Total assets	$7,271	$–	$–	$7,271

Index

At September 30, 2011, loans with a carrying amount of $3,003 were considered impaired and were written down to their estimated fair value of $2,151 net of a valuation allowance of $852. At December 31, 2010, loans with a carrying amount of $2,643 were considered impaired and were written down to their estimated fair value of $1,147, net of a valuation allowance of $1,496. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At September 30, 2011, mortgage servicing rights with a carrying amount of $1,313 were considered impaired and were written down to their estimated fair value of $1,154, resulting in an impairment allowance of $159. At December 31, 2010, mortgage servicing rights with a carrying amount of $1,303 were considered impaired and were written down to their estimated fair value of $1,100, resulting in an impairment allowance of $203. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

PSB estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by PSB to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value.

Securities held to maturity – Fair value of securities held to maturity is based on dealer quotations on similar securities near period-end, which is considered a Level 2 measurement.

Bank certificates of deposit – Fair value of fixed rate certificates of deposit included in other investments is estimated by discounting future cash flows using current rates at which similar certificates could be purchased.

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

Index

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:

Cash and cash equivalents	$27,619	$27,619	$40,331	$40,331
Securities	111,783	112,916	108,379	106,935
Other investments	2,484	2,555	2,484	2,510
Net loans receivable and loans held for sale	433,032	441,972	432,237	441,157
Accrued interest receivable	2,103	2,103	2,238	2,238
Mortgage servicing rights	1,154	1,154	1,100	1,100
Mortgage rate lock commitments	60	60	57	57
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	11,303	11,303	10,899	10,899
Interest rate swap agreements	531	531	–	–

Financial liabilities:

Deposits	$464,223	$467,545	$465,257	$468,331
FHLB advances	55,124	57,662	57,434	59,909
Other borrowings	21,745	23,599	31,511	33,105
Senior subordinated notes	7,000	7,111	7,000	6,695
Junior subordinated debentures	7,732	4,814	7,732	3,986
Interest rate swap agreements	1,093	1,093	25	25
Accrued interest payable	726	726	848	848

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

In April 2011, new authoritative accounting guidance concerning a creditor’s determination of whether a loan restructuring is a troubled debt restructuring was issued under ASC Topic 310, “Receivables.” The amendments clarified existing guidance concerning the creditor’s evaluation of whether it has granted a concession and whether the concession was to a borrower experiencing financial difficulties. The guidance clarified that a troubled debt restructuring includes modifications to a borrower experiencing financial difficulties that did not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt. In addition, a creditor may conclude that a debtor is experiencing financial difficulties even through the debtor is not currently in payment default if the debtor would be in default on any of its debt in the foreseeable future without the loan modification. The clarifying guidance is expected to result in more consistent application of required accounting and disclosure for troubled debt restructurings. These amendments were adopted by PSB during the quarter ended September 30, 2011 and applied retrospectively to loans restructured since January 1, 2011. PSB did not incur a change to measurement of impairment from retrospective application of these amendments to loans restructured since January 1, 2011.

NOTE 14 – FUTURE ACCOUNTING CHANGE

FASB ASC Topic 820, “Fair Value Measurements.” In May 2011, new authoritative accounting guidance concerning fair value measurements was issued. Significant provisions of the new guidance now require both domestic and international companies to follow existing United States guidance in measuring fair value. In addition, certain Level 3 unobservable inputs and impacts to fair value from sensitivity of these inputs to changes must be disclosed. Lastly, the level of fair value hierarchy used to estimate fair value of financial instruments not accounted for at fair value on the balance sheet (such as loans receivable and deposits) must be disclosed. These new disclosures are effective during the quarter ended March 31, 2012 and are not expected to have significant impact to PSB upon adoption.

Index

FASB ASC Topic 220, “Comprehensive Income.” In June 2011, new authoritative accounting guidance was approved that will require changes to the presentation of comprehensive net income. Effective for the quarter ended March 31, 2012, PSB will have the option to present comprehensive income as an extension of the basic income statement or in a separate statement directly after the basic income statement. Currently, comprehensive income is disclosed as part of the statement of changes in stockholders’ equity. PSB does not expect adoption of the new comprehensive income disclosure standard to have a significant impact on PSB’s comprehensive income presentation.

NOTE 15 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2011 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of September 30, 2011 compared to December 31, 2010 and results of our operations for the three months and nine months ended September 30, 2011 compared to the results of operations for the three months and nine months ended September 30, 2010. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Index

EXECUTIVE OVERVIEW

Results of Operations

September 2011 quarterly earnings were $1,394, or $.88 per diluted share, compared to $1,331, or $.85 per diluted share, during the September 2010 quarter. Compared to the prior year quarter, reduced provision for loan losses and loss on foreclosed properties (“credit costs”) of $240 ($145 after income taxes) offset a decline in net interest income from lower net interest margin of $152 ($102 after income taxes). Compared to the prior year quarter, average interest earning assets remained the same at $567 million while tax adjusted net interest margin declined from 3.65% in the September 2010 quarter to 3.53% during the September 2011 quarter. During this period, yield on earning assets declined .37% to 5.09% on lower loan and security yields while cost of interest bearing liabilities declined just .25% to 1.81%. Contributing to higher funding costs were existing fixed rate wholesale funding sources and local market forces which have pressured nonmaturity deposit costs to remain high despite falling asset yields.

New banking regulation concerning overdraft fees and debit card interchange income has reduced income on these products compared to prior year quarters. These products generated $513 of gross revenue during the September 2011 quarter compared to $608 during the September 2010 quarter, a 16% reduction. These conditions, along with potentially low levels of residential mortgage loan sales and lower refinancing levels are expected to limit noninterest income growth in coming quarters. In addition, data processing expense is expected to increase in future quarters due to sunset of a reduced fee period following conversion to a new service bureau vendor during 2010. If loan growth remains slow during the coming quarters, increased quarterly net income would likely be reliant on a reduction in credit costs. Total credit costs were $426 during the September 2011 quarter compared to $666 during the September 2010 quarter.

Year to date for the nine months ended September 30, 2011, net income was $3,905, or $2.48 per diluted share, compared to $3,420, or $2.19 per diluted share, during 2010. Year to date income benefited from a $298 increase in net interest income ($150 after income taxes) and a $71 reduction in credit costs ($43 after income taxes). Separate from credit costs, operating expenses declined $297 ($180 after income taxes) primarily from a reduction in FDIC insurance premiums. Lastly, other noninterest income benefited from sale of fixed interest rate swaps to customers in connection with floating rate loans with us, a new product which increased other noninterest income $196 ($119 after income taxes).

Year to date, higher net interest margin has provided approximately 51% of the increase in tax adjusted net interest income during the nine months ended September 30, 2011 compared to 2010, primarily due to existence of interest floors on the majority of our floating rate loans receivable while deposit and funding costs continued to decline. September 2011 quarterly net interest margin of 3.53% was similar to the year to date margin of 3.52%. Therefore, if loan growth remains slow during coming quarters, we would need to rely on increased margin to drive further increases in net interest income, which has been a significant factor of increased earnings during the past several quarters. In addition, if market interest rates that influence deposit pricing were to rise, we are likely to experience a period of rising funding costs while floating rate loans with “in the money” floors remain at the same yield, pressuring net interest margin and potentially lowering net interest income.

Nonperforming loans increased $2,964, or 26%, to $14,386 at September 30, 2011 compared to $11,422 at December 31, 2010 due primarily to an increase in restructured loans maintained on accrual status of $3,974 before net loan charge-offs of $1,091 year to date. A $750 trust preferred investment security was also placed on nonaccrual status during the March 2011 quarter which increased nonperforming assets compared to December 31, 2010. However, sale of some foreclosed properties during the September 2011 quarter allowed us to reduce foreclosed assets by $1,520, or 31%, since December 31, 2010. Total nonperforming assets as a percentage of total assets were 3.04%, 2.64%, and 2.52% at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. Looking ahead, we continue to face the likelihood of restructuring certain problem commercial related loans to minimize potential credit losses, which may increase nonperforming assets in future quarters even if restructured loans perform according to their new terms.

Liquidity

Total assets were $611,282 at September 30, 2011, and $621,093 at December 31, 2010, compared to $600,235 at September 30, 2010. Since the beginning of 2011, the $9,811 decline in total assets has been led by a $19,681 reduction in seasonal municipal non-maturity deposits. However, a portion of this decline was offset by a $9,636 increase in commercial demand deposits during the September 2011 quarter. Since December 31, 2010, this deposit activity has been reflected in a $14,713 decrease in federal funds sold to $15,790 at September 30, 2011. Total loans receivable, net increased $957 to $432,758 at September 30, 2011 compared to December 31, 2010.

At September 30, 2011, wholesale funding including brokered and national deposits, FHLB advances, and other borrowings were $153,665, or 25.1% of total assets, down $2,111, or 1.4%, from wholesale funding at December 31, 2010. We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At September 30, 2011, unused (but available) wholesale funding was approximately $222 million, or 36% of total assets, compared to $211 million, or 34% of total assets at December 31, 2010. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit. Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis. Although we have no Discount Window amounts outstanding, approximately 45% of unused but available liquidity at September 30, 2011 and December 31, 2010 was represented by available Discount Window advances. Discount Window advances are secured by performing commercial purpose loans pledged to the Federal Reserve.

Index

Capital Resources

During the nine months ended September 30, 2011, stockholders’ equity increased $3,066 from retained net income of $3,319 (net of $586 in dividends declared). Net book value per share at September 30, 2011 was $31.60 compared to $29.85 at December 31, 2010, an increase of 5.9%. Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income, was 7.62% of average assets during the nine months ended September 30, 2011 compared to 6.99% during the same period in 2010 as retained net income has increased equity while average assets increased just 0.9% year to date during 2011 compared to 2010.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. PSB was considered “well capitalized” under banking regulations at September 30, 2011 with a leverage capital ratio of 9.18% and a total risk adjusted capital ratio of 14.92% compared to a leverage ratio of 8.48% and a total risk adjusted capital ratio of 14.27% at December 31, 2010. Regulatory minimums to be considered well capitalized are 5% for leveraged capital and 10% for risk adjusted total capital.

Approximately 21% of our total regulatory capital at September 30, 2011 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest aggregating $223 (before tax benefits). Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed. Due to relatively high cost of capital options, we do not expect to buy back significant treasury stock shares during 2011, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $263 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at September 30, 2011. At September 30, 2011, we have provided a credit enhancement against FHLB loss under five separate “master commitments” together approximating 22% of the total serviced principal (down from 27% at December 31, 2010), up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $2.0 million on this remaining loan pool of approximately $56 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). Since inception of our guarantees to the FHLB beginning in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account. No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

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

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $88 million at September 30, 2011 compared to $98 million at December 31, 2010. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt and as a tool for our customers to obtain long-term fixed rate commercial loan financing. These arrangements and related off balance sheet commitments are outlined in Note 8 to the Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Earnings

Quarter ended September 30, 2011 compared to September 30, 2010

September 2011 quarterly earnings were $1,394, or $.88 per diluted share compared to $1,331, or $.85 per diluted share during September 2010, an increase of $63, or $.03 per share, up 3.5%. Compared to the prior year quarter, net interest income declined $152, or 3.0%, on lower net interest margin, while noninterest income declined $96, or 6.6%, from lower mortgage banking income and lower service fees, primarily associated with lower overdraft fee income. However, credit costs, including provision for loan losses and loss on foreclosed assets were $426, down $240, or 36.0%, from the September 2010 quarter. Income also benefited from lower operating expenses (before credit costs), which declined $54, or 1.4%, compared to September 2010, led by lower FDIC insurance premiums. Return on average assets was .92% and .87% during quarters ended September 30, 2011 and 2010, respectively. Return on average stockholders’ equity was 11.20% and 11.70% during the quarters ended September 30, 2011 and 2010, respectively.

Nine months ended September 30, 2011 compared to September 30, 2010

Net earnings during the nine months ended September 30, 2011 were $3,905, or $2.48 per diluted share compared to $3,420, or $2.19 per diluted share during the nine months ended September 30, 2010, an increase of $485, or $.29 per share, up 13.2%. Year to date net income increased over the prior year from increased net interest income of $298, up 2.1%, due to increased net margin and increased average earning assets. Credit costs declined slightly, down $71, or 3.8%, primarily from lower provision for loan losses while loss on foreclosed assets increased. Noninterest income increased $110, up 2.9%, from $196 in swap sale commission income (a new product), which was offset by a $109 decrease in service fees, primarily associated with lower overdraft fee income, down 8.2%. Excluding credit costs, noninterest expenses declined $297, or 2.6%, primarily from a $193 reduction in FDIC insurance premiums. Return on average assets was .86% and .76% during nine months ended September 30, 2011 and 2010, respectively. Return on average stockholders’ equity was 10.75% and 10.39% during the nine months ended September 30, 2011 and 2010, respectively.

Index

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Earnings and dividends:	2011	2011	2011	2010	2010

Net interest income	$4,867	$4,866	$4,764	$4,900	$5,019
Provision for loan losses	$360	$430	$360	$240	$510
Other noninterest income	$1,367	$1,197	$1,397	$1,512	$1,463
Other noninterest expense	$3,835	$3,869	$3,953	$4,305	$3,979
Net income	$1,394	$1,226	$1,285	$1,334	$1,331

Basic earnings per share(3)	$0.89	$0.78	$0.82	$0.85	$0.85
Diluted earnings per share(3)	$0.88	$0.78	$0.82	$0.85	$0.85
Dividends declared per share(3)	$–	$0.37	$–	$0.36	$–
Net book value per share	$31.60	$30.95	$30.46	$29.85	$29.43

Semi-annual dividend payout ratio	n/a	23.33%	n/a	21.13%	n/a
Average common shares outstanding	1,574,456	1,573,954	1,572,825	1,564,297	1,564,297

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$434,031	$437,314	$431,139	$430,923	$438,111
Assets	$602,088	$601,978	$617,818	$610,577	$604,298
Deposits	$452,225	$451,214	$463,773	$454,735	$459,265
Stockholders’ equity	$49,369	$48,978	$47,352	$47,219	$45,136

Performance ratios:

Return on average assets(1)	0.92%	0.82%	0.84%	0.87%	0.87%
Return on average stockholders’ equity(1)	11.20%	10.04%	11.01%	11.21%	11.70%
Average stockholders’ equity less accumulated other comprehensive income (loss) to average assets	7.84%	7.75%	7.29%	7.34%	7.11%
Net loan charge-offs to average loans(1)	0.14%	-0.01%	0.86%	0.26%	0.16%
Nonperforming loans to gross loans	3.26%	3.21%	2.21%	2.60%	2.14%
Allowance for loan losses to gross loans	1.82%	1.75%	1.66%	1.81%	1.82%
Nonperforming assets to tangible equity plus the allowance for loan losses(4)	32.82%	35.03%	28.43%	30.61%	28.57%
Net interest rate margin(1)(2)	3.53%	3.57%	3.45%	3.53%	3.65%
Net interest rate spread(1)(2)	3.28%	3.34%	3.23%	3.27%	3.40%
Service fee revenue as a percent of average demand deposits(1)	2.95%	3.05%	2.84%	3.01%	3.44%
Noninterest income as a percent of gross revenue	16.15%	14.40%	16.55%	17.03%	16.12%
Efficiency ratio(2)	59.75%	61.92%	62.18%	65.15%	59.54%
Noninterest expenses to average assets(1)	2.53%	2.58%	2.59%	2.80%	2.61%

Stock price information:

High	$25.00	$26.00	$27.00	$24.50	$25.00
Low	$23.15	$24.00	$22.10	$21.00	$19.64
Last trade value at quarter-end	$23.75	$24.26	$24.00	$23.00	$23.50

(1)Annualized
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.
(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Index

Balance Sheet Changes and Analysis

At September 30, 2011, total assets were $611,282, compared to $621,093 at December 31, 2010 and $600,235 at September 30, 2010, a decline of $9,811 (1.6%) and an increase of $11,047 (1.8%), respectively. Changes in assets during the three months and nine months ended September 30, 2011 consisted of:

Table 2: Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2011		September 30, 2011
	$	%	$	%

Cash and cash equivalents	$16,464	147.6%	$(12,712)	-31.5%
Commercial, industrial and agricultural loans	1,511	1.2%	(995)	-0.7%
Bank-owned life insurance	104	0.9%	404	3.7%
Other assets (various categories)	(65)	-0.3%	(586)	-2.9%
Foreclosed assets	(892)	-20.6%	(1,520)	-30.6%
Investment securities	(1,087)	-1.0%	3,404	3.1%
Residential real estate mortgage and home equity loans	(2,594)	-2.3%	1,816	1.7%
Commercial real estate mortgage loans	(3,586)	-1.8%	378	0.2%

Total increase (decrease) in assets	$9,855	1.6%	$(9,811)	-1.6%

Early in 2011, we increased purchases of investment securities in anticipation of existing investment security cash flow to be received prior to September 30, 2011. This “pre-investment” strategy sought to maximize earnings on temporary overnight excess funds held at the beginning of the year. Projected maturing investment security cash flows were received during the September 2011 quarter, and while investment securities declined during the quarter ended September 30, 2011, the portfolio is expected to again grow at an inflationary rate over the next several quarters.

During the quarter ended September 30, 2011, commercial real estate mortgages decreased from a $6.2 million payoff, which offset June 2011 quarterly growth which included origination of a $4.4 million non-owner occupied real estate loan. While residential real estate loans declined during the September 2011 quarter, we expect these balances to increase slightly during the remainder of 2011 from a temporary program to originate and retain up to $5 million in 15 year fully amortizing long-term fixed rate mortgage loans as an investment alternative to historically low mortgage backed security yields.

Year to date, cash and cash equivalents have declined $12,712, although they increased $16,464 during the September 2011 quarter. Since the beginning of 2011, deposits declined $19,681 from a reduction in seasonal municipal non-maturity deposits. However, a portion of this decline was offset by a $9,636 increase in commercial demand deposits during the September 2011 quarter. Approximately half of the quarterly increase in commercial demand deposits was from customers who operate title companies whose increased balances are volatile and are not expected to be retained in the long-term. The increase in investment securities noted earlier of $3,404 also contributed to the decline in cash and cash equivalents year to date.

Index

Changes in net assets during the three months and nine months ended September 30, 2011 impacted funding sources as follows:

Table 3: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2011		September 30, 2011
	$	%	$	%

Core deposits (including MMDA)	$13,847	4.3%	$(8,119)	-2.3%
Retail certificates of deposit > $100	2,282	4.8%	(2,880)	-5.5%
Stockholders’ equity	1,025	2.1%	3,066	6.6%
Other liabilities and debt (various categories)	668	3.4%	233	1.2%
Wholesale and national deposits	(573)	-0.7%	9,965	14.9%
Other borrowings	(3,394)	-13.5%	(9,766)	-31.0%
FHLB advances	(4,000)	-6.8%	(2,310)	-4.0%

Total increase (decrease) in liabilities and stockholders’ equity	$9,855	1.6%	$(9,811)	-1.6%

The increase in cash and cash equivalents of $16,464 during the September 2011 quarter allowed us to pay down $7,967 in wholesale borrowings, including brokered deposits, other borrowings, and FHLB advances. Beginning during the June 2011 quarter, we originated national certificates of deposit totaling $4,090, participating in this funding source for the first time in many years. Such deposits were obtained at significantly lower costs than local certificates and are currently not considered to be brokered deposits under banking regulation. However, in the table above and in various deposit tables in this Quarterly Report on Form 10-Q, these national deposits are included with brokered deposits, reflecting the out-of-market and sensitive nature of this funding source.

Deposit balances represented by the Rewards Checking NOW account, a high yield interest bearing checking account subject to customer account usage requirements to earn the premium interest rate, declined in the September 2011 quarter and were $48,850 at September 30, 2011 compared to $50,187 at December 31, 2010. Balance growth in Rewards Checking on a quarter to quarter basis has stabilized after very fast growth during the first three years following the product’s introduction during June 2007. As market rates have declined, the premium rate associated with the product has also declined, reducing potential customer interest in the account in an environment with nominally low interest rates. Although Rewards Checking has been a strong source of core deposit growth during the past four years, the account will no longer be sold after September 30, 2011. A significant portion of the account rewards were supported by debit card interchange income and overdraft fee income from customer account usage, products significantly curtailed by new banking regulation. Without the support of these fee sources, we could no longer support the high yield interest paid or continue to grow this account portfolio. Since Rewards Checking has been a strong source of core deposit growth, elimination of this account could cause us to develop a new replacement retail product or seek wholesale funding alternatives to fund future loan growth. Existing Rewards Checking customers were permitted to retain their existing account and its 2.01% yield on the first $15,000 of deposits subject to agreement to receive their periodic statement via email and to conduct minimum levels of monthly ACH payment or direct deposit activity. Deposits above $15,000 earn a yield of .50%. Customers without electronic statements or ACH activity are converted to a noninterest earning checking or traditional NOW account.

Loans Receivable and Credit Quality

Table 4: Period-End Loan Composition

	September 30,		September 30,		December 31, 2010
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2011	2010	2011	2010	Dollars	of total

Commercial, industrial and agricultural	$132,258	$135,930	30.0%	30.9%	$133,253	30.3%
Commercial real estate mortgage	195,898	195,126	44.4%	44.4%	195,520	44.4%
Residential real estate mortgage	85,124	78,169	19.3%	17.8%	83,285	18.9%
Residential real estate loans held for sale	274	741	0.1%	0.2%	436	0.1%
Consumer home equity	23,913	24,642	5.4%	5.6%	23,774	5.4%
Consumer and installment	3,584	4,629	0.8%	1.1%	3,929	0.9%

Totals	$441,051	$439,237	100.0%	100.0%	$440,197	100.0%

Index

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 74% of total loans at September 30, 2011 compared to 75% of total loans at December 31, 2010 and September 30, 2010. Loans for the purpose of construction, land development, and other land loans of $27,336 (including loan principal in process of disbursement) represent just 6.2% of total loans at September 30, 2011 compared to 7.9% of gross loans at December 31, 2010.

Loan growth opportunities were limited during calendar 2010 and gross loans outstanding (including loans held for sale) at December 31, 2010 decreased $5,047, or 1.1%, compared to the prior year-end. During the nine months ended September 30, 2011, gross loans increased $854, or 0.2%. However, our prospect customer and loan pipeline report has increased modestly over that seen during 2010 but primarily from companies with larger credit needs as larger companies appear to be recovering from a slow economy faster than smaller companies. In addition, pipeline growth has been with relationships estimated to have a 40% to 80% likelihood of closing. Until small business credit quality and demand improve, our loan growth is likely to be volatile as we seek to originate larger credits with relatively healthy companies while competing against many banks seeking to organically grow their loan portfolios.

Significantly, our organic local loan growth has been difficult for several quarters as economic conditions have lowered borrower demand for debt in our markets. In addition, large regional banks in our markets, including BMO Harris Bank, who recently acquired M&I Bank’s market leading share position, are aggressively pursuing loan growth with our market’s highest credit quality customers with low loan coupon rates and spreads. These actions could keep loan growth levels low or contribute to a decline in our net interest margin as we compete within our markets.

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 32.82%, 30.61%, and 28.57% at September 30, 2011, December 31, 2010, and September 30, 2010, respectively (refer to table 21). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 5: Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual loans (excluding restructured loans)	$5,931	$8,720	$7,127
Nonaccrual restructured loans	2,098	667	1,912
Restructured loans not on nonaccrual	6,357	–	2,383
Accruing loans past due 90 days or more	–	–	–

Total nonperforming loans	14,386	9,387	11,422
Nonaccrual trust preferred investment security	750	–	–
Foreclosed assets	3,447	5,754	4,967

Total nonperforming assets	$18,583	$15,141	$16,389

Nonperforming loans as a % of gross loans receivable	3.26%	2.14%	2.60%
Total nonperforming assets as a % of total assets	3.04%	2.52%	2.64%

Index

Nonperforming loans increased $97 since June 30, 2011 and increased $2,964 since December 31, 2010. The increase is due to the addition of troubled debt restructured loans, which increased $94 since June 30, 2011 and increased $4,160 since December 31, 2010. At September 30, 2011, 75% of restructured loan principal remained on accrual status, but is classified in the table above as nonperforming. In certain situations, particularly for loans supported by collateral with depressed valuations or with borrowers undergoing what could be temporary financial difficulties, we will consider restructuring existing debt in an attempt to protect as much of our loan principal as possible. Typically restructured terms will convert a loan from amortizing payments to interest only payments, or lower the interest rate to a level less than market rates based on the borrower’s risk profile. Existing restructurings have not forgiven borrower loan principal and have been associated with commercial related loans, not residential mortgage loans.

While we believe the most significant declines in general credit quality and the economy in our local markets have occurred, some borrowers continue to manage fragile cash flows and debt servicing ability as the economy has yet to sustain a meaningful recovery. Such conditions are seen in the level of problem borrowers with restructured loan terms. The longer significant recovery is delayed, the more difficult it will be for some borrowers to continue scheduled debt payments as previously unencumbered collateral is pledged for new working capital and balance sheet equity is drawn down, potentially increasing future provisions for loan losses. In light of these conditions, we expect to see an increase in borrowers requiring restructured loan terms which would increase our level of nonperforming loans. Foreclosed assets may also increase during the next several quarters as we work through ongoing collection and foreclosure actions. A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during the coming quarters.

Nonaccrual loans not considered to be restructured loans declined $1,196, or 16.8%, since December 31, 2010 from gross loan charge-offs of $1,268 year to date. The most significant charge-off during 2011 included $700 related to a customer line of credit secured by building supply inventory and accounts receivable previously disclosed in the 2010 Annual Report on Form 10-K. This charge-off was previously provided for by a $700 charge against earnings during the December 2009 quarter.

At September 30, 2011, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 54% of all nonperforming assets compared to 46% of nonperforming assets at December 31, 2010. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status.

Table 6: Largest Nonperforming Assets at September 30, 2011 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Northern Wisconsin hotel	Accrual TDR	$1,769	$50
Vacation home/recreational properties (three)	Foreclosed	1,758	n/a
Cranberry producing agricultural real estate	Accrual TDR	1,578	–
Multi-family rental apartment units and vacant land	Accrual TDR	1,246	275
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	929	279
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	–
Owner occupied multi-use, multi-tenant real estate	Accrual TDR	694	172
Owner occupied restaurant real estate and business assets	Nonaccrual	682	270
Out of area condo land development – loan participation	Foreclosed	587	n/a

Total listed nonperforming assets		$9,993	$1,046
Total bank-wide nonperforming assets		$18,583	$2,807
Listed assets as a % of total nonperforming assets		54%	37%

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

Index

In addition to nonperforming loans, we have classified some performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. Impaired loans maintained on accrual status that have not been restructured are not reported as nonperforming loans. At September 30, 2011, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table.

Table 7: Largest Performing, but Impaired Loans at September 30, 2011 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$850	$183
Owner occupied manufacturer real estate and equipment	Impaired	628	–

Total listed performing, but impaired loans		$1,478	$183
Total performing, but impaired loans		$3,147	$661
Listed assets as a % of total performing, but impaired loans		47%	28%

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

Our provision for loan losses was $360 in the September 2011 quarter compared to $430 in the most recent June 2011 quarter and $510 in the prior year September 2010 quarter. In addition, loss on foreclosed assets was $66 in September 2011 compared to $278 in the June 2011 quarter and $156 in the September 2010 quarter. Taken together, provision and foreclosure costs were $426 in the September 2011 quarter compared to $708 in the June 2011 quarter and $666 in the September 2010 quarter. For the nine months ended September 30, total provision and foreclosure costs were $1,789 in 2011 and $1,860 in 2010. Foreclosure costs include partial write-downs of existing properties due to declining fair values, which year to date totaled $457 during 2011 compared $155 in 2010.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our eight locations), and loan customers in Marathon County, Wisconsin. During September 2011, the City of Wausau unemployment rate declined from 10.1% in August 2011 to 9.4% in September 2011. Likewise, the Marathon County, Wisconsin unemployment rate declined from 7.4% during August 2011 to 7.0% during September 2011. The annualized level of loan loss provision during the remainder of 2011 is expected to be slightly less than that seen during 2010 although loss on foreclosed assets is expected to be similar to that seen during 2010. Future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies. In addition, fair value of existing foreclosed assets continue to be reviewed in light of recent local market data and may be subject to a partial write-down of value during the December 2011 quarter.

Index

Table 8: Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010

Allowance for loan losses at beginning	$7,817	$7,665	$7,960	$7,611

Provision for loan losses	360	510	1,150	1,555
Recoveries on loans previously charged-off	27	2	177	6
Loans charged off	(185)	(176)	(1,268)	(1,171)

Allowance for loan losses at end	$8,019	$8,001	$8,019	$8,001

During the September 2011 quarter, the annualized net loan charge-off rate was .14% compared to .16% during the September 2010 quarter. For the nine months ended September 30, the annualized net charge-off rate was .33% in 2011 and .35% during 2010. The majority of gross loan charge-offs during the nine months ended September 30, 2011, included a $700 charge off related to a customer line of credit secured by inventory and accounts receivable recorded in the March 2011 quarter as discussed previously. At September 30, 2011, the allowance for loan losses was $8,019 or 1.82% of total loans (56% of nonperforming loans) compared to $7,960, or 1.81% of total loans (70% of nonperforming loans) at December 31, 2010, and $8,001, or 1.82% of total loans (85% of nonperforming loans) at September 30, 2010.

During the March 2011 quarter, we underwent a comprehensive update of our process to categorize impaired loans, estimate related allowance for loan losses on impaired loans, and estimated inherent losses on other portfolio loans not considered to be impaired. This review did not significantly increase or decrease the amount of allowance for loan losses required on the bank wide portfolio compared to our previous method of estimating loss allowances. However, our new method did impact the allocation of our allowance between various loan segments compared to prior years. All reallocations required by the new method were recorded during the March 2011 quarter, which increased the allocation to commercial and industrial loans and residential real estate loans, while decreasing the allocation to commercial real estate loans. Refer to Note 4 of the Notes to Consolidated Financial Statements for the loan loss activity by loan category during the nine months ended September 30, 2011.

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

Index

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

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories. As of September 30, 2011 and December 31, 2010, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments. Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses. For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates as described above were 25% greater than those currently applied to meet reserve needs, the September 30, 2011 allowance for loan losses would have increased $792 (9.9%) and have decreased September 2011 quarterly net income by approximately $480 after income taxes.

Index

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis. For example, at September 30, 2011, if all of the loans graded 6 (substandard) and 50% of loan principal graded 5 (watch) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at September 30, 2011 would have increased $1,317 (16.4%) and decreased September 2011 quarterly net income by approximately $798 after income taxes.

Net Interest Income

Quarter ended September 30, 2011 compared to September 30, 2010

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,051 during the September 2011 quarter compared to $5,220 in the September 2010 quarter, a decrease of $169, or 3.2%, as average quarterly earning assets remained the same, but net interest margin declined from 3.65% to 3.53%. Compared to the prior year September 2010 quarter, loan yield declined from 5.87% to 5.55% (32 basis points) while the tax adjusted investment security yield declined from 4.41% to 3.84% (57 basis points). Continued low overall interest rate levels and very low investment security reinvestment rates caused yield on earning assets to decline faster than decline in the cost of paying liabilities, which declined from 2.06% to 1.81% (25 basis points). The market rate decline experienced in the national economy during the 2008-2009 recession continues and loans, securities, and funding continue to reprice lower to current rate levels.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market. At September 30, 2011, approximately 86% of our $123 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 99% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 74% of principal have “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,575 and .28%, respectively, based on those existing loan floors and average quarterly earning assets at September 30, 2011. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At September 30, 2010, similar conditions concerning loan floors existed and supported net interest margin. At September 30, 2010, approximately 93% of our $116 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 97% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 74% of principal had “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If those prior year rates were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $1,576 and .28%, respectively, based on those existing loan floors and total earning assets at September 30, 2010.

Reinvestment yields for investment security cash flows remain very low and our securities portfolio yield is expected to continue to decline throughout 2011 as cash flows are reinvested in this low rate environment. In addition, loan yields are expected to decline slightly due to competitive pressures as banks seek to increase loan originations while quality credit demand remains weak. These declines in earning asset rates are expected to be offset by further declines in certificate of deposit funding costs and nonmaturity deposit costs with quarterly net interest margin anticipated to continue in a range of 3.45% to 3.55% during the December 2011 quarter.

Index

During the September 2011 quarter, the Dodd-Frank Wall Street Reform Act repealed the prohibition on paying interest on commercial checking accounts. We currently provide an earnings credit against account fees in lieu of an interest payment and do not expect costs to increase because of this change in the short term. Despite the law change, we do not sell or promote an interest bearing commercial checking account at this time. However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years.

President Obama’s administration recently announced changes to the Home Affordable Refinance Program (HARP), a program first initiated in March 2009. The original program was intended to allow homeowners to refinance their mortgages if they were current on payments and owed between 80% and 105% the value of their homes. Because a limited number of borrowers took advantage of the plan, HARP has now been expanded to allow current borrowers to refinance their mortgage no matter how far the mortgage exceeds the home value. This change could impact the speed of prepayments experienced by investors such as us who hold mortgage related securities backed by borrowers who could benefit from program participation. New or unexpected prepayment on mortgage related securities can impair unamortized purchase premiums paid to obtain high coupon investments in the existing low interest rate environment. At September 30, 2011 we held only three mortgage related securities with high loan coupons which could be impacted by the HARP program. Each of the securities carries an investment coupon of 5.50% or higher and is backed by 30 year fixed rate mortgages issued between 2005 to 2008. Fair value of these securities was $4,837 (approximately 8% of our total mortgage related security portfolio) with an amortized cost of $4,454 and yielding 5.48% at September 30, 2011. Because the securities were held at an aggregate unamortized purchase discount of $5, we do not expect to see a dramatic reduction in existing yield from accelerated loan prepayments due to the HARP program. Of course, any prepayments on these or other mortgage related securities would be subject to reinvestment at much lower rates, lowering future net interest income, or reducing unrealized gains on securities currently held.

Nine months ended September 30, 2011 compared to September 30, 2010

Tax adjusted net interest income totaled $15,062 during the nine months ended September 2011 compared to $14,815 during September 2010, an increase of $247, or 1.7%, despite average earning asset growth of just 1.1% during the period as net interest margin increased from 3.50% in 2010 to 3.52% in 2011. During the nine months ended September 2011, yield on earning assets declined .32% compared to 2010 while average cost of interest bearing liabilities declined .36%. The increase in net margin provided 51% of the total increase in net interest income during the year to date period compared to 2010. While market rates and funding costs fell during calendar 2009 and 2010, loan yields remained elevated due to tighter credit conditions. However, as noted in the September 2011 quarter compared to the September 2010 quarter, asset yields are now falling at the same rate as funding costs, with further pressure expected on asset yields even as funding costs reach functional floors. This is particularly evident in investment security yields, whose combined yield during the nine months ended September 30, 2011 declined .66%, from 4.63% during 2010 to 3.97% during 2011. During this same period, loan yields declined just .20%. We expect security yields to continue to decline at an accelerated rate as maturing and repaid investments are reinvested in today’s very low interest rate environment.

The following Tables 9, 10, and 11 present a schedule of yields and costs for the quarter and nine months ended September 30, 2011 compared to the prior year periods ended September 30, 2010 and the interest income and expense volume and rate analysis for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Index

Table 9: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended September 30, 2011			Quarter ended September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$441,889	$6,180	5.55%	$445,979	$6,597	5.87%
Taxable securities	79,329	658	3.29%	73,053	730	3.96%
Tax-exempt securities(2)	32,431	424	5.19%	35,449	477	5.34%
FHLB stock	3,250	1	0.12%	3,250	–	0.00%
Other	10,544	16	0.60%	9,799	9	0.36%

Total(2)	567,443	7,279	5.09%	567,530	7,813	5.46%

Non-interest-earning assets:
Cash and due from banks	8,650			9,274
Premises and equipment, net	10,158			10,546
Cash surrender value insurance	11,238			10,732
Other assets	12,457			14,084
Allowance for loan losses	(7,858)			(7,868)

Total	$602,088			$604,298

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$122,878	$292	0.94%	$120,321	$327	1.08%
Money market deposits	96,702	202	0.83%	95,252	257	1.07%
Time deposits	174,069	881	2.01%	187,587	1,118	2.36%
FHLB borrowings	58,646	464	3.14%	57,434	473	3.27%
Other borrowings	21,745	162	2.96%	23,304	169	2.88%
Senior subordinated notes	7,000	142	8.05%	7,000	141	7.99%
Junior subordinated debentures	7,732	85	4.36%	7,732	108	5.54%

Total	488,772	2,228	1.81%	498,630	2,593	2.06%

Non-interest-bearing liabilities:
Demand deposits	58,576			56,105
Other liabilities	5,371			4,427
Stockholders’ equity	49,369			45,136

Total	$602,088			$604,298

Net interest income		$5,051			$5,220
Rate spread			3.28%			3.40%
Net yield on interest-earning assets			3.53%			3.65%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 10: Net Interest Income Analysis (Nine Months)

(dollars in thousands)	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$441,970	$18,419	5.57%	$444,739	$19,180	5.77%
Taxable securities	79,709	2,041	3.42%	71,440	2,264	4.24%
Tax-exempt securities(2)	33,080	1,300	5.25%	36,109	1,455	5.39%
FHLB stock	3,250	3	0.12%	3,250	–	0.00%
Other	14,518	53	0.49%	10,633	16	0.20%

Total(2)	572,527	21,816	5.09%	566,171	22,915	5.41%

Non-interest-earning assets:
Cash and due from banks	8,356			9,223
Premises and equipment, net	10,279			10,441
Cash surrender value insurance	11,119			10,630
Other assets	12,811			13,352
Allowance for loan losses	(7,799)			(7,784)

Total	$607,293			$602,033

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$126,571	$877	0.93%	$121,725	$1,007	1.11%
Money market deposits	101,877	640	0.84%	94,240	831	1.18%
Time deposits	171,806	2,683	2.09%	186,402	3,534	2.53%
FHLB borrowings	57,327	1,380	3.22%	57,823	1,401	3.24%
Other borrowings	26,172	494	2.52%	24,562	568	3.09%
Senior subordinated notes	7,000	425	8.12%	7,000	425	8.12%
Junior subordinated debentures	7,732	255	4.41%	7,732	334	5.78%

Total	498,485	6,754	1.81%	499,484	8,100	2.17%

Non-interest-bearing liabilities:
Demand deposits	55,492			54,494
Other liabilities	4,768			4,048
Stockholders’ equity	48,548			44,007

Total	$607,293			$602,033

Net interest income		$15,062			$14,815
Rate spread			3.28%			3.24%
Net yield on interest-earning assets			3.52%			3.50%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 11: Interest Income and Expense Volume and Rate Analysis (Year to Date)

	2011 compared to 2010
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$(115)	$(646)	$(761)
Taxable securities	212	(435)	(223)
Tax-exempt securities(2)	(119)	(36)	(155)
FHLB stock	–	3	3
Other interest income	14	23	37

Total	(8)	(1,091)	(1,099)

Interest paid on:
Savings and demand deposits	34	(164)	(130)
Money market deposits	48	(239)	(191)
Time deposits	(228)	(623)	(851)
FHLB borrowings	(12)	(9)	(21)
Other borrowings	30	(104)	(74)
Senior subordinated notes	–	–	–
Junior subordinated debentures	–	(79)	(79)

Total	(128)	(1,218)	(1,346)

Net interest earnings	$120	$127	$247

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at September 30, 2011. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

Index

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

The gap analysis reflects an asset sensitive gap position during the next year, with a cumulative positive one-year gap ratio at September 30, 2011 of 108.7% compared to a negative gap of 93.0% at December 31, 2010. In general, a current positive gap would be unfavorable in a falling interest rate environment but favorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also lesson the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 12: Interest Rate Sensitivity Gap Analysis

	September 30, 2011
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$166,757	$32,127	$72,819	$82,868	$61,052	$25,428	$441,051
Securities	8,599	7,314	11,067	17,604	33,123	34,076	111,783
FHLB stock						3,250	3,250
CSV bank-owned life insurance						11,303	11,303
Other earning assets	16,997		500	248	1,736		19,481

Total	$192,353	$39,441	$84,386	$100,720	$95,911	$74,057	$586,868
Cumulative rate sensitive assets	$192,353	$231,794	$316,180	$416,900	$512,811	$586,868

Interest-bearing liabilities
Interest-bearing deposits	$146,090	$26,778	$94,886	$35,235	$54,104	$39,712	$396,805
FHLB advances	5,000	2,000	8,000	4,000	35,124	1,000	55,124
Other borrowings	8,245				8,000	5,500	21,745
Senior subordinated notes						7,000	7,000
Junior subordinated debentures						7,732	7,732

Total	$159,335	$28,778	$102,886	$39,235	$97,228	$60,944	$488,406
Cumulative interest sensitive liabilities	$159,335	$188,113	$290,999	$330,234	$427,462	$488,406

Interest sensitivity gap for the individual period	$33,018	$10,663	$(18,500)	$61,485	$(1,317)	$13,113
Ratio of rate sensitive assets to rate sensitive liabilities for the individual period	120.7%	137.1%	82.0%	256.7%	98.6%	121.5%

Cumulative interest sensitivity gap	$33,018	$43,681	$25,181	$86,666	$85,349	$98,462

Cumulative ratio of rate sensitive assets to rate sensitive liabilities	120.7%	123.2%	108.7%	126.2%	120.0%	120.2%

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

Table 13: Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2011	September 2010	December 2010

Cumulative 1 year gap ratio
Base	109%	100%	93%
Up 200	104%	97%	89%
Down 100	110%	104%	95%

Change in Net Interest Income – Year 1
Up 200 during the year	-1.9%	-2.2%	-2.5%
Down 200 during the year	-0.6%	-1.0%	-1.0%

Change in Net Interest Income – Year 2
No rate change (base case)	-3.4%	-3.3%	-2.4%
Following up 200 in year 1	-1.2%	-3.6%	-2.6%
Following down 200 in year 1	-7.8%	-7.5%	-7.5%

Note: Simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 61.5% at September 30, 2011 compared to 76.7% at December 31, 2010. This ratio has declined since the beginning of the year due to a decrease in the average life within the investment security portfolio combined with an increase in the core deposit categories noted above.

At September 30, 2011, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following September 30, 2011, net interest income would decline during the first three years of the simulation in amounts ranging from 4.0% to 4.4% of the base simulation’s net interest income ($758 to $867 per year). When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. Current net interest income sensitivity to a rising and flattening yield curve is similar to that seen at December 31, 2010 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% to 5.0% of the base simulation’s net interest income.

Index

Although the flat up 500 basis points simulation is projected to negatively impact net interest income, we have significant risk to a prolonged period of low or falling rates in the already low rate environment. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008. In the down 100 basis point scenario in the September 30, 2011 income simulations, net interest income is projected to decline as follows compared to the current “base rate” scenario:

	$	%

Year 1 -	$120	0.6%
Year 2 -	$858	4.6%
Year 3 -	$1,350	7.1%
Year 4 -	$1,849	9.4%
Year 5 -	$2,139	10.8%

Despite recent rate volatility and periodic continued declines in market interest rates, management does not consider such a protracted low interest rate environment to be likely, but continues to monitor its asset-liability position in light of this potential long-term risk to net interest income levels.

Noninterest Income

Quarter ended September 30, 2011 compared to September 30, 2010

Total noninterest income for the quarter ended September 30, 2011 was $1,367 compared to $1,463 earned during the September 2010 quarter, a decrease of $96, or 6.6%. The decrease was due primarily to a $97 reduction in mortgage banking revenue, down 25.9% during the September 2011 quarter compared to 2010. Mortgage banking has been influenced by several brief refinancing cycles during 2010 and 2011 as long-term fixed rates declined. Recently, long-term rates have again moved lower, and we expect mortgage banking income in the December 2011 quarter to increase over the level seen during the September 2011 quarter from additional mortgage refinancing activity. Separately, a $51 decrease in service fees (primarily overdraft protection fees) during the September 2011 quarter compared to September 2010 was offset by a $60 increase in investment sales commissions. The decline in overdraft fee income is due in part to regulation concerning overdraft protection programs and requirements for customers to opt in to bank programs made effective during August 2010. Certain payments by consumers who did not opt into the bank’s overdraft program are not paid by the bank, reducing overdraft fee income. The new regulation and recent negative publicity concerning banks and their overdraft protection programs continue to lower customer usage of the product and we could see further service fee income declines during the December 2011 quarter.

Nine months ended September 30, 2011 compared to September 30, 2010

Year to date, noninterest income totaled $3,961, up $110, or 2.9%, over the nine months ended September 2010. The majority of the increase was from commissions earned on sale of interest rate swaps to customers, a new product which increased noninterest income $196 year to date during 2011. Certain commercial customers with adjustable rate loans with us may choose to enter into an interest rate swap with us to convert floating rate interest payments to a fixed rate. We simultaneously sell these fixed rate hedge contracts to a correspondent bank in exchange for a fee. This additional income, combined with a $63 increase in mortgage banking, up 6.8%, helped to offset a $109 decline in service fees (primarily overdraft protection fee income), down 8.2% compared to 2010.

Earlier during 2011, the Federal Reserve finalized regulations to implement the provisions of the Dodd-Frank Wall Street Reform Act related to debit card interchange income, often referred to as the “Durbin Amendment.” These new changes will cap the amount of debit card interchange income that may be collected by large banks from merchants for processing card activity. While the new rules technically do not apply to us as a smaller bank, the impacts are expected to become uniform for the industry over time as merchants use their new authority and options to process customer card activity across a wider number of providers. While the timing is uncertain, these fully implemented changes could lower our annualized debit card interchange revenue by approximately $234, down approximately 36% from current revenue levels. In general, the banking industry has begun to respond to lower debit card fee revenue by reducing customer account reward programs and related costs and increasing account service fees. We continue to investigate the nature and timing of potential future retail checking account changes in response to the expected reduction of debit card income.

We expect noninterest income during the next several quarters to remain at levels similar to that seen during the September 2011 quarter as mortgage banking loan refinancing offsets lower fee and debit card interchange income from new regulation and lower customer use of those products.

Index

Noninterest Expense

Quarter ended September 30, 2011 compared to September 30, 2010

Noninterest expenses totaled $3,835 during the September 2011 quarter compared to $3,979 during the September 2010 quarter, a decrease of $144, or 3.6%. The decrease was due in part to lower loss on foreclosed assets during September 2011 compared to the prior year, which declined $90, or 57.7%. Excluding foreclosure costs, quarterly operating expenses declined $54, or 1.4%, primarily from $58 lower FDIC insurance premium expenses. Effective in the June 2011 quarter, certain Dodd-Frank Wall Street Reform Act rules became effective which placed a greater burden for FDIC insurance premiums on the nation’s largest banks, decreasing amounts due from smaller community banks like us.

During the September 2011 quarter, data processing expenses increased $44, or 13.3%, compared to 2010 due to outsourced data processing costs associated with a new computer system placed in service during June 2010. However, occupancy and facilities expense declined $47, or 10.9%, during the period in part from lower computer equipment depreciation expense previously incurred with the prior in house computer system and classified as occupancy expense. Following the June 2010 conversion date, the current system vendor provided a contractual reduction in monthly service fees that expired in June 2011. Due to expiration of the reduction period, data processing servicing fees are expected to increase approximately $120 per quarter once fully implemented. Approximately ½ of this higher cost was seen during the September 2011 quarter. Therefore, we expect data processing expense to increase approximately $60 during the December 2011 quarter compared to the September 2011 quarter as the fee change is implemented for an entire quarter.

Prior to losses on foreclosed assets, total operating expenses during the past seven quarters have been contained in range of $3.6 million to $3.8 million per quarter. We expect operating expenses prior to foreclosure costs to be in the top of this range during the upcoming December 2011 quarter from higher data processing costs and potentially employee benefit costs related to year-end incentive plans.

Nine months ended September 30, 2011 compared to September 30, 2010

Year to date, noninterest expenses were $11,657 and $11,620 during the nine months ended September 30, 2011 and 2010, respectively, a increase of $37, or 0.3%. However, as with the recent quarter, operating expenses before foreclosure costs would have declined $297, or 2.6%, during 2011 compared to 2010 with $193 of the decline coming from lower FDIC insurance premiums and $47 of the decline coming from lower advertising and promotion costs. Salaries and employee benefits were little changed and were $6,311 and $6,343 during the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, data processing expenses increased $140, or 16.3%, compared to 2010 due to outsourced data processing costs associated with the new computer system placed in service during June 2010. However, occupancy and facilities expense declined $196 during the period in part from lower computer equipment depreciation expense previously incurred with the prior in house computer system and categorized as occupancy expenses.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 64.7% of total assets at September 30, 2011 compared to 67.0% of total assets at December 31, 2010 and 63.6% of total assets at September 30, 2010.

Index

Table 14: Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2011		2010		2010
	$	%	$	%	$	%

Non-interest bearing demand	$67,418	14.5%	$56,037	12.4%	$57,932	12.5%
Interest-bearing demand and savings	129,493	27.8%	111,256	24.6%	131,231	28.1%
Money market deposits	93,541	20.2%	90,996	20.1%	105,866	22.8%
Retail and local time deposits less than $100	47,451	10.2%	52,934	11.7%	50,993	11.0%

Total core deposits	337,903	72.7%	311,223	68.8%	346,022	74.4%
Wholesale interest-bearing demand	–	0.0%	9,501	2.1%	–	0.0%
Retail and local time deposits $100 and over	49,524	10.7%	59,401	13.1%	52,404	11.3%
Broker & national time deposits less than $100	834	0.2%	1,027	0.2%	1,028	0.2%
Broker & national time deposits $100 and over	75,962	16.4%	71,275	15.8%	65,803	14.1%
Totals	$464,223	100.0%	$452,427	100.0%	$465,257	100.0%

During the nine months ended September 30, 2011, non-interest bearing demand deposits decreased from a reduction in seasonal tax collection funds from municipal deposit accounts. This decline in municipal deposit accounts and other deposit changes were discussed previously in this Quarterly Report on Form 10-Q. We continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit. Certificate balances have also been replaced by higher interest bearing demand account balances such as Rewards Checking as customer have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain nonmaturity deposit accounts.

As noted previously in this Quarterly Report on Form 10-Q, we discontinued sale of our Rewards Checking account effective October 1, 2011. Balances in Rewards Checking were stable year to date during 2011 reaching $48,850 at September 30, 2011 compared to $50,187 at December 31, 2010. Peoples Rewards Checking paid a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity. The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 1.69% and 2.21% during the nine months ended September 30, 2011 and 2010, respectively. Existing Reward Checking customers may remain in this account which pays a premium 2.01% yield up to $15,000 in balance, down from 2.29% yield up to $25,000 in balance through September 30, 2011. Balances above these levels earn a yield of .50%. Beginning in October, average annualized interest cost of Reward Checking balances is estimated to be approximately 1.15%. Customers who do not agree to receive their periodic statement via email and complete ACH or direct deposit activity within the account will be converted to a non-interest bearing checking account or traditional NOW account.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $12,041 at September 30, 2011 compared to $19,618 at December 31, 2010. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. During the June 2011 quarter, we began to originate certificates of deposit obtained through a national rate listing service and held $4,090 of national certificates at September 30, 2011. These certificates are classified with broker deposits in the table above.

Wholesale funding often carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds can generate lower net interest spreads than loan growth supported by local funds. However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits. Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions.

Index

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

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets. Broker and national deposits as a percentage of total assets were 12.6%, 10.8%, and 13.6% at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. During the December 2011 quarter, we expect to see an increase in local deposits from seasonal tax collection liquidity with municipal depositors. Therefore, we expect these increased deposits to support funding for asset growth in the December 2011 quarter and early in 2012. However, as these seasonal deposits are drawn down during March 2012, we expect to again use a mix of brokered and national deposits to provide wholesale funding if needed for asset growth. Beyond the use of brokered and national time deposits, secondary wholesale sources include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 15: Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2011	2010	2010

Total time deposits $100 and over	$125,486	$130,676	$118,207
Total broker and national deposits	76,796	81,803	66,831
Total retail and local time deposits	96,975	112,335	103,397
Core deposits, including money market deposits	337,903	311,223	346,022

Table 16: September 30, 2011 Change in Deposit Balance since Period Ended:

	September 30, 2010		December 31, 2010
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(5,190)	-4.0%	$7,279	6.2%
Total broker and national deposits	(5,007)	-6.1%	9,965	14.9%
Total retail and local time deposits	(15,360)	-13.7%	(6,422)	-6.2%
Core deposits, including money market deposits	26,680	8.6%	(8,119)	-2.3%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. The table below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of September 30, 2011 and December 31, 2010. Currently unused but available funding sources at September 30, 2011 are considered sufficient to fund anticipated 2011 asset growth and meet contingency funding needs.

Index

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following table provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 17: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

The following table summarizes the availability of various wholesale funding sources at September 30, 2011 and December 31, 2010.

Table 18: Available but Unused Funding Sources other than Retail Deposits

	September 30, 2011		December 31, 2010
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$25,500	$–	$25,500	$–
Federal Reserve discount window advances	100,000	–	94,980	–
FHLB advances under blanket mortgage lien	16,088	55,124	15,056	57,434
Repurchase agreements and other FHLB advances	33,480	21,745	17,177	31,511
Wholesale and national deposits	45,460	76,796	57,388	66,831
Holding company unsecured line of credit	1,000	–	1,000	–

Totals	$221,528	$153,665	$211,101	$155,776

Funding as a percent of total assets	36.2%	27.6%	34.0%	25.1%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

Overnight federal funds purchased

Our aggregate federal funds purchase availability of $25,500 is from three correspondent banks. The most significant portion of the total is $12,500 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 18% and 21% at September 30, 2011 and December 31, 2010, respectively, and less than the 40% benchmark used by Bankers’ Bank.

Index

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During the quarter ended September 30, 2011, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $100,000 and $94,980 at September 30, 2011 and December 31, 2010, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the nine months ended September 30, 2011.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain a line of credit availability with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on the our existing $3,250 capital stock investment, total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount. At September 30, 2011, we could have drawn an FHLB advance up to $9,876 of the $16,088 available without the purchase of FHLB stock. At December 31, 2010, we could have drawn an FHLB advance up to $7,566 of the $15,056 available without the purchase of FHLB stock. Further advances of the remaining $6,212 available at September 30, 2011 would have required us to purchase additional FHLB stock totaling $311. After several years of no dividends, the FHLB has declared a nominal annualized cash dividend of .10% since the December 2010 quarter with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at September 30, 2011 and December 31, 2010. The FHLB communicated their intention in early 2011 of increased the haircut on secondary lien collateral to 70% but decided to delay the increase for an unknown period. The increase in this haircut if implemented would reduce our borrowing capacity by approximately $3.4 million. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at September 30, 2011.

Recently, the FHLB of Chicago announced a capital stock conversion plan effective January 1, 2012. Under the plan, existing member stock (of which we currently hold $3.25 million) will be restructured into two classes. Our shares are expected to be restructured into “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period. However, a member must continue to hold capital stock no less than 5% of outstanding FHLB advances. Currently, FHLB capital stock may only be redeemed if a bank ceases to be an FHLB member. This capital conversion plan is not expected to have a significant impact on us and we expect to continue FHLB membership and to regularly utilize their borrowing advances.

Index

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At September 30, 2011, $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $8.2 million are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2010, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $18.0 million were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At September 30, 2011, $38,480 of additional FHLB advances were available based on pledging of securities if an additional $1,674 of member capital stock were purchased. At December 31, 2010, $17,177 of additional FHLB advances were available based on pledging of securities if an additional $859 of member capital stock were purchased. The amount available for pledging increased since December 31, 2010 due to an increase in the securities portfolio in general, and a decrease in local customer repurchase agreements, which freed up security collateral for pledging to the FHLB.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $45,460 at September 30, 2011 and $57,388 at December 31, 2010. Brokered and national certificates were 12.6% and 10.8% of assets at September 30, 2011 and December 31, 2010, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, brokered certificate of deposit funding is expected to increase to the extent future loan growth is not funded with local deposit growth.

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

Holding company unsecured line of credit

We maintain a $1,000 line of credit with a correspondent bank as a contingency liquidity source. No amounts were drawn on the line at September 30, 2011 or December 31, 2010. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $892 of financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We are subject to financial covenants associated with the line which during 2011 require our bank subsidiary to:

•	Be considered “well capitalized” at all times.
•	Maintain nonperforming assets as a percentage of tangible equity plus the allowance for loan losses to less than 25%.
•	Maintain loan loss reserves no less than 60% of nonaccrual loans.
•	Maintain total risk based capital ratio of at least 12%

At September 30, 2011 and December 31, 2010, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit was renewed during the March 2011 quarter to mature on February 28, 2012.

Index

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

As of September 30, 2011, commercial real estate loans were 329% of capital, exceeding the Risk Level 1 trigger point of 300%. In addition, commercial and industrial loans were 195% of capital, just under the Risk Level 1 trigger point of 200%. Due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, we consistently exceed these triggers. However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position. No liquidity stress level was considered to exist at September 30, 2011.

At December, 31, 2010, commercial and industrial loans were 215% of capital and commercial real estate loans were 327% of capital, exceeding their “Risk Level 1” trigger points of 200% and 300%, respectively. No liquidity stress level was considered to exist at December 31, 2010.

Index

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 10.0% and 8.7% at September 30, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

During the nine months ended September 30, 2011, stockholders’ equity increased $3,066 from retained net income of $3,319, net of $586 of dividends declared. Net book value per share at September 30, 2011 was $31.60 compared to $29.85 at December 31, 2010, an increase of 5.9%. Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income was 7.62% of average assets during the nine months ended September 30, 2011 compared to 6.99% during the nine months ended September 30, 2010.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. PSB was considered “well capitalized” under banking regulations at September 30, 2011.

Unrealized gains in securities available for sale reflected as accumulated other comprehensive income represented approximately $1.61, or 5.1% of total net book value per share at September 30, 2011 compared to $1.62, or 5.4% of total net book value per share at December 31, 2010. The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio, which is recorded as an increase to equity. If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

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

No shares were repurchased by us during the three or nine months ended September 30, 2011 or 2010 as we sought to conserve capital for growth and increased regulatory capital ratios. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed. The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2011.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2011, and December 31, 2010, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

Index

Table 19: Capital Ratios – PSB Holdings, Inc. – Consolidated

	September 30,		December 31,
(dollars in thousands)	2011	2010	2010

Stockholders’ equity	$49,756	$46,044	$46,690
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(115)	(104)	(110)
Accumulated other comprehensive income	(2,186)	(2,664)	(2,528)

Tier 1 regulatory capital	54,955	50,776	51,552
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	5,697	5,724	5,654

Total regulatory capital	$67,652	$63,500	$64,206

Total quarterly average assets	$601,356	$604,298	$610,577
Disallowed mortgage servicing right assets	(122)	(114)	(108)
Accumulated other comprehensive income	(2,381)	(2,336)	(2,596)

Quarterly average tangible assets (as defined by current regulations)	$598,853	$601,848	$607,954

Risk-weighted assets (as defined by current regulations)	$453,461	$455,673	$449,987

Tier 1 capital to average tangible assets (leverage ratio)	9.18%	8.44%	8.48%
Tier 1 capital to risk-weighted assets	12.12%	11.14%	11.46%
Total capital to risk-weighted assets	14.92%	13.94%	14.27%

Table 20: Capital Ratios - Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	10.02%	9.44%	9.37%
Tier 1 capital to risk-weighted assets	13.24%	12.46%	12.64%
Total capital to risk-weighted assets	14.50%	13.71%	13.90%

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

Index

Table: 21: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2011	2011	2011	2010	2010

Total nonperforming assets	$18,583	$19,378	$15,359	$16,389	$15,141

Total stockholders’ equity	$49,756	$48,731	$47,916	$46,690	$46,044
Less: Mortgage servicing rights, net (intangible assets)	(1,154)	(1,230)	(1,268)	(1,100)	(1,042)
Less: Preferred stock capital elements	–	–	–	–	–
Add: Allowance for loan losses	8,019	7,817	7,377	7,960	8,001

Total tangible common stockholders’ equity and reserves	$56,621	$55,318	$54,025	$53,550	$53,003

Total nonperforming assets as a percentage of total tangible common stockholders’ equity and reserves	32.82%	35.03%	28.43%	30.61%	28.57%

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

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of September 30, 2011 and December 31, 2010.

Table 22: Residential Mortgage Loans Serviced for Others as of September 30, 2011 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$20,072	362	5.38%	101	$94	$353	$57	0.28%
FHLB MPF 125	36,418	374	5.75%	63	1,851	1,606	144	0.40%
FHLB XTRA	192,664	1,434	4.50%	18	n/a	n/a	895	0.46%
FNMA	13,465	106	4.25%	16	n/a	n/a	58	0.43%

Totals	$262,619	2,276	4.73%	30	$1,945	$1,959	$1,154	0.44%

Index

Table 23: Residential Mortgage Loans Serviced for Others as of December 31, 2010 ($000s)

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$25,245	426	5.38%	92	$94	$353	$70	0.28%
FHLB MPF 125	44,964	448	5.75%	54	1,851	1,651	146	0.32%
FHLB XTRA	178,183	1,291	4.63%	12	n/a	n/a	832	0.47%
FNMA	11,705	84	4.44%	12	n/a	n/a	52	0.44%

Totals	$260,097	2,249	4.89%	27	$1,945	$2,004	$1,100	0.42%

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

Under the XTRA program, loan principal is sold to the FHLB in exchange for a fee while we retain servicing rights to the loan. We are paid an annualized fee of 25 basis points for servicing future payments on the loan. We provide no credit enhancement on the loan to the FHLB and are paid no credit enhancement fees. The FHLB has no recourse to us for their realized future principal losses under the XTRA program, subject to the standard representations and warranties made by us as required in the program. As loan principal is repaid by customers on loans in the discontinued MPF 100 and MPF 125 programs, credit enhancement fees (approximately 7 to 10 basis points of principal per year on a loan level basis) will decline, negatively impacting our mortgage banking income in future periods.

We also utilize off balance sheet interest rate swaps to hedge costs associated with certain variable rate debt and as a tool for our customers to obtain long-term commercial loan financing. The unrealized gain or loss associated with each swap is reflected on the balance sheet at period-end as required by accounting standards. These arrangements and related off balance sheet commitments are outlined in Note 8 to the Consolidated Financial Statements.

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

Earlier during 2011, each of Moody’s Investors Service, Standard & Poor’s Corp., and Fitch Ratings publicly warned of the possibility of a downgrade to the United States’ credit rating. On August 5, 2011, S&P downgraded its rating of the United States’ long-term debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition, and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio. Our investment portfolio at September 30, 2011 is described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

PSB HOLDINGS, INC.

November 14, 2011	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as
Principal Financial Officer)

Index

EXHIBIT INDEX
to
FORM 10-Q
of
PSB HOLDINGS, INC.
for the quarterly period ended September 30, 2011
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