Form 10-K
period 2011-12-31
PSB HOLDINGS INC /WI/
filed 2012-03-15
CIK 948368

FORM 10-K UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _____________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2011, was approximately $34,192,000. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of March 15, 2012, 1,584,077 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 15, 2012 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

PART I

Item 1.	BUSINESS.

Business Operations and Products

PSB Holdings, Inc. (“PSB”) owns and operates Peoples State Bank (“Peoples”), a commercial community bank headquartered in Wausau, WI. Since 1962, Peoples has sought to meet the financial needs of local business owners and their families for the betterment of our communities and celebrates its 50th anniversary during 2012. Through its 124 full time employees, Peoples serves approximately 15,600 retail households and commercial businesses with our north central Wisconsin network of eight full service locations including five in the greater Wausau, WI area, and locations in Rhinelander, Minocqua, and Eagle River, WI. PSB held $623 million in total assets at December 31, 2011 and maintained the second highest deposit market share in Marathon County, Wisconsin.

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

Commercial related loans represent our largest type of asset and approximately 19% of our customer base measured by household/business units. Our typical commercial customers are local small to medium sized business owners with annual sales of less than $50 million. We provide a growing suite of deposit and cash management products in addition to meeting customer credit needs. We build customer relationships on a frequent face to face basis and deliver value by providing capital and liquidity management advice and recommendations specific to our customers’ businesses. Since inception, we have maintained low loan loss ratios through conservative lending practices, emphasis on knowing our customer by establishing deep relationships with each of them, and maintaining focus on communities with which we are familiar.

Peoples has a long tradition of strong retail banking products. This emphasis has allowed us to be a leader in local residential real estate lending consistently resulting in number one or number two market share based on mortgage filings. The majority of our residential real estate loans are sold on the secondary market with servicing rights retained. We also maintain a diversified portfolio of local core deposits, including noninterest bearing deposits, savings and retail time deposits less than $100,000, and money market deposits, which make up approximately 75% of total deposits and 58% of total assets. We believe the combination of the key consumer banking products of competitive residential mortgage financing and a low fee/high yielding primary transactional deposit account builds a profitable core retail customer base with ongoing growth potential.

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

More information on PSB, its operations and financial results including annual and quarterly reports on Forms 10-K and 10-Q, is available free of charge at our investor relations website, www.psbholdingsinc.com. Alternatively, you may contact us directly at 1-888-929-9902 to receive paper or electronic copies of information filed with the United States Securities and Exchange Commission without cost. Bid and ask prices for sales of PSB common stock are quoted on the OTC Markets Exchange (www.OTCMarkets.com) under the stock symbol PSBQ.

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

Our relative size (compared to other area community banks, thrifts, and credit unions) allows us to offer a wide array of financial service products. Although we are larger than a typical community bank, traditional community bank customer service and flexibility differentiate us from larger financial service providers. Therefore, we can offer better service to customers disenfranchised by poor service received from larger banks, higher cost retail deposit products, and perception of government “bailouts” given to larger banks while allowing customers to continue their practice of one-stop shopping and local service support. We can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale and access to wholesale funding sources and capital at comparatively lower cost.

Based on publicly available deposit market share information as of June 30, 2011, the following is a list of the largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors. The Wausau-Marathon County, Wisconsin MSA is our largest market in which we have the second largest market share. As in most Wisconsin communities, M&I Bank holds the largest market share and represents the greatest opportunity to increase deposits from competitors. Following June 30, 2011, the purchase of M&I Bank by BMO Harris Bank previously announced was completed and M&I Bank merged into the BMO Harris banking organization.

	June 30, 2011		June 30, 2010
	Deposit $’s	Market	Deposit $’s	Market
	($000s)	Share	($000s)	Share
Marathon County, Wisconsin

M&I Bank	$514,204	18.9%	$537,524	19.0%
Peoples State Bank	378,028	13.9%	388,603	13.8%
River Valley Bank	274,304	10.1%	341,445	12.1%
All other FDIC insured institutions	1,554,266	57.1%	1,556,896	55.1%

Oneida County, Wisconsin

M&I Bank	$243,976	32.6%	$231,414	31.1%
Associated Bank	110,946	14.8%	120,407	16.2%
Citizens Bank	85,143	11.4%	95,159	12.8%
Peoples State Bank	58,929	7.9%	54,187	7.3%
All other FDIC insured institutions	249,207	33.3%	243,989	32.6%

Vilas County, Wisconsin

M&I Bank	$116,617	27.1%	$117,897	27.7%
First National Bank of Eagle River	90,686	21.1%	100,160	23.6%
Headwaters State Bank	53,986	12.6%	52,411	12.3%
Peoples State Bank	14,222	3.3%	13,923	3.3%
All other FDIC insured institutions	154,368	35.9%	140,710	33.1%

Our primary source of income is loan interest income earned on commercial and residential loans made to local customers which together represent approximately 70% of our gross revenue. We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income which is reported as mortgage banking income. Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income. Deposits raised from local customers provide the most significant source of funding to provide loans and credit products to customers. Loan product sales in excess of local deposit growth are supplemented by wholesale and national funding such as brokered deposits, FHLB advances, and repurchase agreements. We do not have a dependence on any major customers. The primary sources of revenue are outlined below:

	2011		2010		2009
Revenue source	$	% of revenue	$	% of revenue	$	% of revenue

Interest on commercial related loans	$17,684	52.5%	$18,556	53.0%	$18,171	52.0%
Interest on residential mortgage loans	5,912	17.6%	5,836	16.7%	5,672	16.2%
Interest on securities	3,762	11.2%	4,211	12.0%	4,492	12.8%
Service fees and charges	1,632	4.8%	1,786	5.1%	1,448	4.2%
Mortgage banking	1,373	4.1%	1,472	4.2%	1,850	5.3%
Investment and insurance sales	631	1.9%	633	1.8%	464	1.3%
Loan fees	592	1.8%	678	1.9%	678	1.9%
Interest on consumer loans	292	0.9%	349	1.0%	382	1.1%
Gain (loss) on sale of securities	32	0.1%	(20)	-0.1%	521	1.5%
All other revenue	1,741	5.1%	1,527	4.4%	1,305	3.8%

Total gross revenue	$33,651	100.0%	$35,028	100.0%	$34,983	100.0%

None of our banking locations were acquired from merger or acquisition activities. Historically, we had pursued a market expansion plan that included de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects. Most recently, full-service bank branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin during 2001 through 2005. During those periods, we believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers. Since 2005, organic asset growth has come from existing locations. However, we intend to pursue opportunities to acquire additional bank subsidiaries or banking offices both adjacent to or possibly out of our current market area so that, at any time, we may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks. We also actively search for key sales personnel in new or adjacent markets which would permit us to open a de novo lending operation or branch location to generate new market growth.

Current banking law provides us with a competitive environment, and competition for our products and services is likely to continue. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a broad scale. In addition, financial holding companies are permitted to conduct a broad range of banking, insurance, and securities activities. Banking regulators generally permit the formation of new banks if those banks are able to raise the necessary capital, and some large financial institutions such as investment banks also hold banking charters. We believe that the combined effects of more interstate banking and expansion via branching of existing competitors and large investment banks are likely to increase the overall level of competition and attract competitors who will compete for our customers.

In addition to competition, our business is and will continue to be affected by general economic conditions, including the level of interest rates and the monetary policies of the Federal Reserve and actions of the U.S. Treasury Department (see “Regulation and Supervision”). This competition may cause us to seek out opportunities to provide additional financial services to replace or supplement traditional net interest income or deposit fee income.

Organizational Structure

Our organizational structure is commonly referred to as a “one bank holding company.” PSB was formed in a 1995 tax-free reorganization and is the 100% owner of Peoples State Bank, its only significant subsidiary. This holding company structure permits more active market based trading of the banking operation’s common stock as well as providing various vehicles in which to obtain equity capital to inject into the bank subsidiary. To facilitate the issuance of junior subordinated debentures in connection with a pooled trust preferred capital issue during 2005, the holding company also owns common stock in PSB Holdings Statutory Trust I. The holding company has no significant revenue producing activities other than ownership of Peoples State Bank.

Since its formation in 1962, all day to day revenue and expense producing activities are conducted by Peoples State Bank. Peoples employs a wholly owned Nevada subsidiary, PSB Investments, Inc., to hold and manage virtually all of the Bank’s investment securities portfolio including the activities of pledging securities against customer deposits and repurchase agreements as needed.

All of our products and services are directly or indirectly related to the business of community banking and all of our activity is reported as one segment of operations. Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations. We maintain a traditional retail and commercial banking business model and do not regularly employ or sell stand-alone derivative instruments to hedge our cash flow and fair value risks. As of March 1, 2012, we operated with 124 full-time equivalent (“FTE”) employees, including 17 FTE employed on a part time basis. As is common in the banking industry, none of our employees are covered by a collective bargaining agreement.

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

The Federal Reserve expects a bank holding company to be a source of capital and liquidity strength for its subsidiary banks. As such, we may be required to take certain actions or commit certain resources to Peoples State Bank when we might otherwise choose not to do so. Under federal and state banking laws, we are subject to regulations which govern our capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directorates, and other aspects of our operations. Bank regulators with jurisdiction over us generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have broad authority to take corrective action if we fail to maintain required minimum capital. Information concerning our compliance with applicable capital requirements is set forth in Item 8 in Note 19 of our Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that have often had a direct or indirect effect on our operations and the competitive environment. Such laws and regulations are often, if not continuously, subject to review and possible revision. For example, the Gramm-Leach-Bliley Act of 1999 eliminated many of the barriers to affiliation among banks, insurance companies, and other securities or financial services companies. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) required banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes. “Check 21” legislation required the replacement of paper check records with digital copies in order to speed up and provide additional flexibility for check processing.

Beginning in 2008, the banking industry experienced dramatic governmental intervention in an effort to support the capital needs of certain large banks, to spur growth in bank lending, and to increase consumer and business confidence in the banking industry as a whole through passage of the Troubled Asset Relief Program (“TARP”). TARP provided various support to the industry, some available to all banks, and some available to specific large institutions deemed to require exceptional assistance. Through programs generally available to all banks, TARP increased the insurance limit on certain deposit accounts and provided an FDIC guarantee for certain debt issued by banks and bank holding companies through the Temporary Liquidity Guarantee Program (“TLGP”), and invested government funds into some banks in the form of preferred stock through the Capital Purchase Program (“CPP”), among other actions. During 2009, our application to receive TARP CPP capital from the U.S. Treasury was approved. However, we declined participation due to concern such capital would be perceived by customers or prospects as a bailout due to negative perceptions by many of larger national banks receiving such funds. PSB also retained the right to issue unsecured capital notes with FDIC guarantees under the TLGP program, but did not exercise this right or issue such unsecured notes.

Also during 2008, the U.S. Treasury Department placed the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) into conservatorship to prevent the potential bankruptcy of both companies. FNMA and FHMLC were private agencies originally chartered by the federal government to purchase long-term fixed rate residential mortgages which were generally funded by origination of debt securities to investors backed by payments to be received on the purchased mortgages. FNMA and FHLMC also guaranteed the principal and interest payments due to investors on their debt securities. Banks in the United States and worldwide are significant holders of debt securities issued by FNMA and FHLMC. During 2008, there was a fear that a potential collapse of FNMA and FHLMC (due in part to a dramatic decline in home values across the United States and subsequent foreclosures) would exacerbate a decline in credit available for origination of residential home mortgages and could precipitate a systematic failure of banks and the banking system. Placement of FNMA and FHLMC into conservatorship placed Treasury capital investment above existing private common stock and preferred stock investors, effectively wiping out the value of such investments, creating banking industry losses from the write-down of substantial existing equity investments in FNMA and FHLMC. During 2008, we incurred a $991,000 loss ($600,000 after tax benefits) from write-down of our investment in FNMA preferred stock.

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

Many of the Dodd-Frank provisions will not have an immediate impact on us as our existing trust preferred regulatory capital continues to be eligible as Tier 1 capital, and many of the provisions are specifically directed to much larger banking institutions. However, limitations on large bank pricing of debit card interchange income is expected to indirectly impact revenue available from debit card usage, reducing or eliminating this area of fee income. In addition, new Federal Reserve guidance effective during 2010 contained in Regulation E limits our ability to process transactions that would overdraft a customer’s account thereby reducing the level of overdraft fee income collected unless the customer had previously “opted in” to the overdraft program. We expect our customers to incur fewer overdraft transactions in the future in response to the Regulation E changes. Peoples is a participant in the TLGP Program within the Transaction Account Guarantee (“TAG”) Program of TLGP and continues participation in the Program through December 31, 2012 as required by Dodd-Frank. Under this program, customers in noninterest bearing demand accounts are fully 100% guaranteed against loss by the FDIC. Dodd-Frank also permanently increased FDIC deposit insurance coverage on interest bearing accounts from $100,000 to $250,000. Although no guidance was issued during 2011, Dodd-Frank calls for increases in regulatory capital ratios to be considered “well capitalized” as defined by regulators. Although we believe our current regulatory capital levels will continue to be above any future higher minimums when finalized by regulators, we expect the new capital standards to be significantly higher than existing well capitalized minimums. During the September 2011 quarter, the Dodd-Frank Wall Street Reform Act repealed the prohibition on paying interest on commercial checking accounts. We currently provide an earnings credit against account fees in lieu of an interest payment and do not expect costs to increase because of this change in the near term. Despite the law change, we do not sell or promote an interest bearing commercial checking account at this time. However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years.

In December 2010, the U.S. Treasury introduced a new small bank capital program known as the “Small Business Lending Fund (SBLF)” established by the Small Business Jobs Act with funding up to $30 billion in an effort to spur small business lending. Under the program, only available to well performing banks less than $10 billion in assets such as us, banks may issue preferred stock to the U.S. Treasury with a variable dividend rate that could later be fixed as low as 1% depending on the level of small business lending growth during the first 10 quarters following issuance of the preferred stock. The preferred stock dividend later resets to 9% on the 4 ½ year anniversary of the preferred stock issue until repaid. Although our application for SBLF capital was approved by the Treasury, we declined participation in the program due to low projected local loan growth demand and significant limitations on use of the capital for purposes other than small business loan growth.

Since 2010, the U. S. Treasury has initiated periodic discussion on methods to reform the U.S. Housing Finance Sector and the government sponsored enterprises, Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), and the Federal Home Loan Banks (FHLB). Some Treasury proposals involved changes to minimum servicing fees paid to mortgage servicers such as PSB, and whether the United States government should continue to support or guarantee the credit risk associated with long-term fixed rate mortgages on behalf of mortgage investors. We actively originate long-term fixed rate mortgages that are sold to and serviced for FNMA and the FHLB. Depending on the scope and timing of future regulatory changes, including these regarding housing financing, it is likely these changes will affect the competitive environment in which we operate or increase our costs of regulatory compliance and, accordingly, may have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

During late 2011, President Obama’s administration announced changes to the Home Affordable Refinance Program (HARP), a program first initiated in March 2009. The original program was intended to allow homeowners to refinance their mortgages if they were current on payments and owed between 80% and 105% the value of their homes. Because a limited number of borrowers took advantage of the plan, HARP has now been expanded to allow current borrowers to refinance their mortgage no matter how far the mortgage exceeds the home value. This change could impact the speed of prepayments experienced by investors such as us who hold mortgage related securities backed by borrowers who could benefit from program participation. New or unexpected prepayment on mortgage related securities can impair unamortized purchase premiums paid to obtain high coupon investments in the existing low interest rate environment. After analyzing our portfolio, we have limited risk of loss of unamortized purchase premium due to a small number of mortgage related securities with high loan coupons. However, any accelerated prepayments on these or other mortgage related securities would be subject to reinvestment at today’s much lower rates, lowering future net interest income, or reducing unrealized gains on securities currently held.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSB Holdings, Inc. and its consolidated subsidiaries (hereinafter referred to as “PSB,” or “we,” or “our,” or “us”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations. Risks, uncertainties, and assumptions relating to forward-looking statements include, among other things, changes in interest rates, deterioration of the credit quality of our loan portfolio, failure to comply with or changes in government regulations, the adequacy of our allowance for loan losses, exposure to small and mid-size business credits, inadequate liquidity, disruptions in the financial markets, economic conditions in our market area, the loss of business or inability to operate profitably because of competition, the inability to execute expansion plans, environmental and fraud risk associated with our credit arrangements with customers, investment risk with respect to certain assets, increased funding costs, changes in customers’ preferences for types and sources of financial services, loss of key personnel, the inability to implement required technologies, problems in the operation of our information technology systems, unforeseen problems in the operation of our business, failure to maintain and enforce adequate internal controls, the inability of our principal subsidiary to pay dividends, lack of marketability of our common or other equity stock, the effect of certain organizational anti-takeover provisions, unforeseen liabilities arising from current or prospective claims or litigation, changes in accounting principles and tax laws, and unexpected disruption in our business. These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report. We assume no obligation, and do not intend, to update these forward-looking statements.

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

We are subject to regulatory risk.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies, and/or continuing to become subject to heightened regulatory practices, requirements, or expectations, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, increase required capital levels that could dilute existing shareholders, limit the types and fees of financial services and products that we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations, or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties, reputational damage, and have a material adverse effect on our business, financial condition, and results of operations.

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

Concentration on small and medium sized business customers may adversely impact our results of operations if the economy worsens.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium sized businesses. Small to medium sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions worsen in Wisconsin, the businesses of our lending clients and their ability to repay outstanding loans may be negatively affected. As a consequence, our results of operations and financial condition may be adversely affected.

The full impact of the Dodd-Frank Act is currently unknown.

President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes, but is not limited to, the following provisions which affect our business:

  Establishes a new Bureau of Consumer Financial Protection (“CFPB”) which will be responsible for most consumer protection laws and regulations and policies. The creation of the CFPB will directly impact the scope and cost of products and services we offer to customers and may have a material adverse impact on financial performance.
  Revises the FDIC’s insurance assessment methodology so that premiums will be assessed based upon our average consolidated total assets, less tangible equity capital.
  Permanently increases deposit insurance coverage to $250,000; in addition, noninterest-bearing transaction accounts will receive unlimited FDIC deposit insurance through January 1, 2013.
  Authorizes the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers.

Based on the text of the Dodd-Frank Act and the anticipated implementing regulations, it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

Potential acquisitions may disrupt our business and dilute shareholder value.

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

  potential exposure to unknown or contingent liabilities of the acquired company;

  exposure to potential asset quality issues of the acquired company;

  difficulty and expense of integrating the operations and personnel of the acquired company;

  potential disruption to our business;

  potential diversion of our management’s time and attention;

  the possible loss of key employees and customers of the acquired company;

  difficulty in estimating the value (including goodwill) of the acquired company;

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems or unsuccessful conversion of such core system could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, “cyber attack”, or security breach of our information systems, there can be no assurance that any such failure, interruption, or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

   our ability to develop and execute strategic plans and initiatives;

   our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound assets;

   our ability to expand our market position;

   the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

   our ability to manage regulatory changes that reduce existing income or which may provide preferential regulatory or tax treatment to other types of competitors;

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

Our success depends primarily on economic conditions in the markets in which we operate due to concentrations of loans and other business activities in geographic areas where our branches are principally located. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations. At this time, Wisconsin state-wide unemployment levels and property values are at, or slightly better than, national averages. We do not consider any of our existing markets to be under unusual economic stress when measured by employment levels or property values compared to other Midwestern states.

Failure to maintain regulatory capital levels deemed to be “well capitalized” could limit our availability of wholesale funding and the level of rates that may be paid to local depositors, reducing our liquidity, increasing our costs, and limiting our ability to achieve asset growth.

To be considered “well capitalized” by banking regulatory agencies, we are subject to minimum capital levels defined by banking regulation that are based on total assets and risk adjusted assets. This highest regulatory capital designation is required to unilaterally participate in the brokered certificate of deposit market. In addition, being considered well capitalized is a key component of risk classification used by the Federal Home Loan Bank (“FHLB”) and the Federal Reserve concerning the amount of credit available to us and the type and amount of collateral required against such advances. Maintaining well capitalized status is also required by the covenants of our holding company line of credit. Failure to retain the well capitalized regulatory designation would both limit the availablity of, and increase the cost of wholesale funding, which has been an important source of funding for growth. In addition, banks not considered to be well capitalized are subject to a cap on interest rates paid to depositors as published by the FDIC. Such depositor interest rate caps could impede our ability to raise local deposits to replace wholesale funding sources no longer available if we were not considered to be well capitalized which could have a material adverse effect on our business, financial condition, and results of operations. Banking regulatory agencies are directed by Dodd-Frank to promulgate new and higher minimum capital ratios for banks to be considered well-capitalized, although these new levels have not yet been identified.

We are subject to environmental liability risk associated with collateral securing real estate lending.

Because a significant portion of Peoples State Bank’s loan portfolio is secured by real property, Peoples State Bank from time to time may find it necessary to foreclose on and take title to properties securing such loans.  In doing so, there is a risk that hazardous or toxic substances could be found on those properties.  If such substances are found, Peoples State Bank could be held liable for remediation costs, as well as for personal injury and property damage.  Peoples State Bank could also be required to incur substantial expenses that could materially reduce the affected property’s value or limit its ability to use or sell the affected property.  In addition, future environmental laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Peoples State Bank’s exposure to environmental liability in such circumstances.  Although Peoples State Bank is careful to perform environmental reviews on properties prior to loan closing, such reviews may not detect all environmental hazards.

We rely on the accuracy and completeness of information about customers and counterparties, and inaccurate or incomplete information could negatively impact our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, Peoples State Bank may rely on information provided by such customers and counterparties, including financial statements and other financial information. It may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent Peoples State Bank relies on financial statements that do not comply with generally accepted accounting principles or that are inaccurate or misleading.

Investments in government-sponsored entities subject us to risk from government action and legal changes.

Peoples State Bank invests a portion of its assets in obligations of the Federal Home Loan Bank, a U.S. government-sponsored entity, and it may in the future invest in other similar U.S. government-sponsored entities; as well as state, county, and municipal obligations, and federal funds sold.  While the Federal Home Loan Bank is a U.S. government-sponsored entity, investments in Federal Home Loan Bank securities are not guaranteed by the U.S. Government.  The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. If the financial performance of the Federal Home Loan Bank declines, it could have a negative economic impact on our business.

Disruptions in financial markets may adversely affect us.

During exceptional periods such as during 2007 through 2009, certain credit markets experienced difficult conditions, extraordinary volatility, and rapidly widening credit spreads and, therefore, provided significantly reduced availability of liquidity for many borrowers. Future uncertainties in these markets present significant challenges, particularly for the financial services industry. As a financial services company, our operations and financial condition are affected by economic and market conditions. For example, the need for funding by some large national banking organizations may increase certificate of deposit costs for participants in the brokered deposit market relative to other sources of funding such as FHLB advances or repurchase agreements. Because the brokered certificate market provides us with the largest pool of potential new funding, higher wholesale certificate of deposit costs has an adverse impact on our net interest margin. During periods of market disruption, it is difficult to predict how long such economic conditions could exist, which of our products could ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, such factors could materially and adversely impact our financial condition and results of operations.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, referred to as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from investment of those deposits.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people can be intense and we may not be able to hire or retain the people we want or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, technical knowledge, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

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

There is no active public established trading market for PSB stock. As a result, investors may not be able to resell shares at the price or time they desire. In addition, because our shares are thinly traded, there is oftentimes a significant spread between the “bid” and “ask” prices for our shares, typically ranging from 2% to 6% of the bid price. These and other factors limit, to some extent, our ability to raise capital by selling additional shares of our stock.

Our articles of incorporation could make more difficult or discourage an acquisition of PSB.

Our articles of incorporation require the approval of two-thirds of all shares outstanding in order to effect a merger, share exchange, or other reorganization of PSB. This provision may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of our common stock.

Our earnings may be adversely affected by changes in accounting principles and in tax laws.

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on our reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures, which could reduce our ability to meet existing financial covenants, obtain additional funding, or raise capital. We, like all businesses, are subject to tax laws, rules, and regulations. Changes to tax laws, rules, and regulations, including changes in the interpretation or implementation of tax laws, rules, and regulations by the Internal Revenue Service (the “IRS”) or other governmental bodies, could affect us in substantial and unpredictable ways. The Federal government could also choose to assess excise or other income related taxes targeted at the banking industry in response to widespread financial disruptions or perceived industry abuses that impacted taxpayers as a whole. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules, and regulations could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, impair our ability to process or complete customer transactions, and/or cause us to incur additional expenses. Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our administrative offices are housed in the same building as Peoples State Bank’s primary customer service location at 1905 West Stewart Avenue in Wausau, Wisconsin. Our other Wisconsin branch locations, in the order they were opened for business, include Rib Mountain, Marathon City, Wausau (Eastside), Eagle River (in the Trig’s grocery store), Rhinelander, Minocqua, and Weston. The branch in the Trig’s grocery store occupies leased space within the supermarket designed for community banking operations. We own the other seven locations without encumbrance, and these locations are occupied solely by us and are suitable for current operations.

Based on information filed with regulators by other banking organizations headquartered in Wisconsin with at least $100 million in total assets, the average age of our banking facilities is in line with other banks. Of these Wisconsin banks, approximately 11% of their offices are less than five years old. While none of our properties are less than five years old, three of our eight locations were newly constructed within the past ten years (Rhinelander, Stewart Ave Home Office, and Weston, Wisconsin). In addition, our average revenues and number of accounts per branch are similar to the state average, giving us adequate capacity for organic growth within existing markets reducing the need for significant further investment in existing facilities.

Item 3.	LEGAL PROCEEDINGS.

We are subject to claims and litigation in the ordinary course of business, but we do not believe that any of these claims or litigation matters that are currently outstanding will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

PSB common stock bid and ask prices are quoted on the OTC Markets Exchange and the OTC Bulletin Board under the stock symbol “PSBQ.” There is no active established public trading market in our common stock and transactions in the stock are limited and sporadic. Approximately 5% of average shares outstanding traded during 2011 compared to 3% during 2010 and 6% during 2009.

Until 2007, we maintained an informal annual share repurchase program of up to 1% of outstanding shares per year, in addition to periodic tender offers for stock or other announced buyback programs when deemed advantageous. During 2008, traditional bank capital markets were severely disrupted due to a recessionary economy and decline in confidence in the nation’s banking system, which dramatically increased our cost and limited the availability of equity capital at the same time banking regulatory agencies required heightened industry capital levels. To preserve existing capital, we did not repurchase any shares of our common stock during the three years ended December 31, 2011.

Holders

As of December 31, 2011, there were approximately 848 holders of record of our common stock. Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We have paid regular and increasing dividends since our inception in 1995. We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors. The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary. When declared, dividends are paid to all stockholders, including employees holding shares of unvested restricted stock as described in Item 8, Note 18 of the Notes to Consolidated Financial Statements. Payment of dividends by Peoples State Bank to PSB Holdings, Inc. is subject to various limitations under banking laws and regulations. To maintain a risk adjusted total capital ratio above the 10% regulatory minimum, the maximum amount of dividends that could have been paid by Peoples State Bank at December 31, 2011, was approximately $20 million. Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2011 Prices			2010 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$25.00	$21.50	$–	$20.00	$15.05	$–
2nd	$24.80	$24.00	$0.37	$21.15	$18.25	$0.36
3rd	$24.80	$22.10	$–	$23.50	$19.00	$–
4th	$24.05	$23.30	$0.37	$23.25	$20.50	$0.36

Prices detailed for the common stock represent the bid prices reported on the OTC Markets Exchange. The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.	SELECTED FINANCIAL DATA.

Table 1: Earnings Summary and Selected Financial Data (dollars in thousands, except per share data)

Consolidated summary of earnings:
Years ended December 31,	2011	2010	2009	2008	2007

Total interest income	$28,314	$29,665	$29,407	$29,907	$31,557
Total interest expense	8,757	10,566	12,456	15,500	17,422

Net interest income	19,557	19,099	16,951	14,407	14,135
Provision for loan losses	1,390	1,795	3,700	885	480

Net interest income after loan loss provision	18,167	17,304	13,251	13,522	13,655
Total noninterest income	5,337	5,363	5,576	3,184	3,700
Total noninterest expense	15,778	15,925	14,829	12,566	11,948

Net income before income taxes	7,726	6,742	3,998	4,140	5,407
Provision for income taxes	2,421	1,988	882	839	1,267

Net income	$5,305	$4,754	$3,116	$3,301	$4,140

Consolidated summary balance sheets:
As of December 31,	2011	2010	2009	2008	2007

Cash and cash equivalents	$38,205	$40,331	$26,337	$13,172	$21,127
Securities	108,677	108,379	106,185	102,930	97,214
Total loans receivable, net of allowance	437,557	431,801	437,633	424,635	387,130
Premises and equipment, net	9,928	10,464	10,283	10,929	11,082
Cash surrender value of life insurance	11,406	10,899	10,489	9,969	8,728
Other assets	17,094	19,219	15,927	8,851	8,904

Total assets	$622,867	$621,093	$606,854	$570,486	$534,185

Total deposits	$481,509	$465,257	$458,731	$427,801	$402,006
FHLB advances	50,124	57,434	58,159	65,000	57,000
Other borrowings	19,691	31,511	28,410	25,631	26,407
Senior subordinated notes	7,000	7,000	7,000	–	–
Junior subordinated debentures	7,732	7,732	7,732	7,732	7,732
Other liabilities	6,449	5,469	4,552	4,423	4,425
Stockholders’ equity	50,362	46,690	42,270	39,899	36,615

Total liabilities and stockholders’ equity	$622,867	$621,093	$606,854	$570,486	$534,185

Performance ratios:	2011	2010	2009	2008	2007

Basic earnings per share	$3.37	$3.04	$2.00	$2.13	$2.65
Diluted earnings per share	$3.37	$3.04	$2.00	$2.13	$2.64
Common dividends declared per share	$0.74	$0.72	$0.70	$0.68	$0.66
Dividend payout ratio	22.02%	23.73%	35.17%	31.93%	24.78%
Tangible net book value per share at year-end	$31.96	$29.85	$27.11	$25.76	$23.70
Average common shares outstanding	1,574,153	1,564,256	1,559,285	1,548,898	1,565,212

Return on average stockholders’ equity	10.78%	10.59%	7.38%	8.63%	11.79%
Return on average assets	0.87%	0.79%	0.54%	0.61%	0.82%
Net interest margin (tax adjusted)	3.55%	3.51%	3.25%	2.98%	3.12%
Net loan charge-offs to average loans	0.32%	0.33%	0.37%	0.05%	0.03%
Noninterest income to average assets	0.88%	0.89%	0.96%	0.59%	0.73%
Noninterest income to tax adjusted net interest margin	26.29%	26.93%	31.31%	20.87%	24.84%

Efficiency ratio (tax adjusted)	61.55%	63.01%	63.42%	68.16%	64.25%
Salaries and benefits expense to average assets	1.37%	1.40%	1.28%	1.26%	1.37%
Other expenses to average assets	1.23%	1.23%	1.27%	1.05%	0.99%
FTE employees at year-end	124	126	130	126	130
Non-performing loans to gross loans at year-end	3.19%	2.60%	2.99%	2.64%	0.97%
Allowance for loan losses to loans at year-end	1.78%	1.81%	1.71%	1.28%	1.24%
Average common equity to average assets	8.11%	7.43%	7.27%	7.03%	6.94%
Non-performing assets to common equity and allowance
for loan losses at year-end	30.67%	29.99%	34.23%	26.11%	10.73%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition and results of our operations for each of the three years in the period ended December 31, 2011. The following MD&A concerning our operations is intended to satisfy three principal objectives:

  Provide a narrative explanation of our financial statements that enables investors to see the company through the eyes of management;

  Enhance the overall financial disclosure and provide the context within which our financial information should be analyzed; and,

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

EXECUTIVE LEVEL OVERVIEW

Results of Operations

Earnings reached a record high of $3.37 per share in 2011 (on net income of $5,305) compared to earnings of $3.04 per share in 2010 (on net income of $4,754), an increase of 11% per share. During 2011, higher net interest margin increased tax equivalent net interest income $386, or 2%, while credit and foreclosure costs remained historically high at $2,587 compared to $2,644 during 2010. Noninterest and fee income during 2011 was largely unchanged compared to 2010, while operating expenses, excluding loss on foreclosed assets, declined $495, or 3%, from $277 lower FDIC insurance premium expense and $145 lower debit card losses following a significant fraud loss during 2010.

During 2011, total nonperforming assets increased $1,494, or 9.1%, due to a $3,837 increase in troubled debt that has been restructured but continues to pay according to its restructured terms. However, nonaccrual assets decreased $315, or 3.5%, and foreclosed assets decreased $2,028, or 40.8% during 2011. Total nonperforming assets were $17,883, or 2.87% of total assets as of December 31, 2011 compared $16,389, or 2.64% of total assets as of December 31, 2010.

During 2012, we expect net interest income to remain similar to that seen during 2011, based on low levels of organic asset growth and a stable to slightly declining net interest margin. While interest rates are not expected to change significantly during 2012, an initial period of rising interest rates should be expected to reduce net interest margin and potentially net interest income as funding costs increase with rising rates but floating rate loan yields remain at their floors for a time. In addition, a falling rate environment would lower loan yields to a greater extent than further deposit price reductions, pressuring net interest margin and income. During 2012, credit and foreclosure costs are expected to decline significantly due to projected lower partial write-down of foreclosed asset values compared to 2011. However, we continue to work through existing problem loans and foreclosed assets and expect higher levels of troubled debt restructured loans which could increase credit and foreclosure costs greater than planned. Due to stabilization of historically low long-term interest rates on residential mortgages, we expect a decline in mortgage refinance activity and mortgage banking income during 2012. In addition, regulatory changes effective during 2010 for overdraft fee income and in 2011 for debit card interchange income are expected to lower these sources of fee income during 2012. Operating expenses are expected to experience an inflationary increase primarily from higher data processing system costs. Taken together, net income growth during 2012 is expected to be difficult and dependant on the extent to which credit and foreclosed property costs can be reduced compared to levels seen during 2011 and 2010.

Earnings were $3.04 per share in 2010 (on net income of $4,754) compared to earnings of $2.00 per share in 2009 (on net income of $3,116). During 2010, higher net interest margin increased tax equivalent net interest income $2,103, or 12%, while income also benefited from a $2,186, or 45%, decline in credit and foreclosure losses compared to 2009. Net interest income increased primarily from maintenance of interest rate floors on adjustable rate loans while deposit costs continued to fall. Offsetting this increase to income was decreased noninterest and fee income, down $213 during 2010, or 4%, primarily from 2009 recognition of a $521 gain on sale of securities. Operating expenses increased $1,096, or 7%, and included increased salaries and employee benefits of $1,015, up 14%, and higher all other operating expenses (excluding foreclosure costs) of $362, or 6%. Salaries and benefits expense increased primarily from an annual increase in base pay, fewer deferred loan origination costs, and increased year-end incentive and profit sharing expense based on net income levels achieved.

Earnings were $2.00 per share in 2009 (on net income of $3,116) compared to earnings of $2.13 per share in 2008 (on net income of $3,301). However, both years experienced nonrecurring items related to sale of securities and disposal of premises and equipment. Pro-forma net income before these special items was $2,859 in 2009 and $3,909 in 2008, a net income decline of 27% during 2009. The 2009 decline was due to significantly higher provision for loan losses, loss on sale of foreclosed assets, and higher FDIC insurance expense. Offsetting a portion of these increased expenses during 2009 were increases in net interest income from higher net interest margin and record levels of mortgage banking income. Each of these factors was influenced by falling market interest rates occurring during the national recession then in effect.

Liquidity

Total assets increased $1,774, or less than 1%, to $622,867 at December 31, 2011 compared to $621,093 at December 31, 2010. While commercial related loan balances remained unchanged, disbursed residential real estate mortgage loans increased $5,221, or 5%. Total net loans receivable increased $5,756, or 1%, to $437,557 at December 31, 2011. Offsetting this increase in assets was a $4,154 decline in cash equivalents and foreclosed assets. Asset growth during 2012 is expected to be negatively impacted by projected low levels of organic loan growth and continued borrower desire to reduce existing debt. Core deposits increased $14,872 during 2011 from a $17,366 increase in year-end temporary and seasonal noninterest bearing deposits withdrawn by customers early in 2012. Increased 2011 deposits were used to repay $11,820 of local overnight repurchase agreements classified as other borrowings at year-end. Wholesale borrowings, including brokered and national deposits, FHLB advances, and wholesale repurchase agreements increased $425 during 2011. Wholesale borrowings were $138,190 at December 31, 2011 compared to $137,765 at December 31, 2010.

Our most significant sources of liquidity and wholesale funding include federal funds purchased from correspondent banks, FHLB advances, brokered and national certificates of deposit, and Federal Discount Window advances. In addition to the federal funds sold position of $21,571, we have $237,982 of unused funding available at December 31, 2011, which is considered adequate to meet customer, operational, and growth needs during 2012. Most of our wholesale funding sources require either pledging of assets, maintenance of well-capitalized regulatory status, or additional purchases of FHLB capital stock (or all of these items) to continue or expand participation in the funding program. In particular, $42,099 of potential FHLB advance funding considered available at December 31, 2011, would require additional purchase of up to $2,105 of their capital stock, which pays a nominal dividend and for which no trading market exists.

Due in part to an expected reduction to future debit card income in response to Dodd-Frank legislation and a qualifying account structure which required payment of a significantly greater than market rate of interest, we discontinued sale of our Rewards Checking product during 2011. Rewards Checking was a retail high yield interest bearing checking account with account usage qualifications to earn the premium interest rate. Qualifications included receipt of the monthly account statement via email, at least 10 debit card purchases per month, and at least 1 electronic transfer per month. During 2011, Rewards Checking paid qualifying accounts a 2.01% annual percentage yield on the first $25,000 of balance and reimbursed customer ATM fees. Since its introduction during 2007, Rewards Checking had been our primary source of retail deposit growth. Absence of the Reward Checking product from our retail deposit product line could negatively impact future deposit growth.

Total assets increased $14,239, or 2%, at December 31, 2010 compared to December 31, 2009. The majority of the increase was in cash and cash equivalents, up $13,994, as core deposits increased $16,186, or 5%. The core deposit increase in 2010 was driven by a $9,989 increase in our Rewards Checking high yielding NOW account and a large $7,167 commercial money market account opened during 2010 by a related party. A decline in net loans receivable of $5,832, or 1%, primarily from lower commercial related loans was offset by increased investment securities and purchased bank certificates of deposit totaling $4,678, up 4%. An increase in other borrowings and stockholders’ equity of $7,521 along with the increase in deposits previously mentioned contributed to a reduction in wholesale deposits and FHLB advances of $11,089 during 2010. Brokered deposits, FHLB advances and wholesale repurchase agreements were $137,765 at December 31, 2010, down $18,089, or 12%, from $155,854 at December 31, 2009

Capital Resources

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 14.99% at December 31, 2011 compared to 14.27% at December 31, 2010 and 12.49% at December 31, 2009. Current regulations require a minimum total risk adjusted capital ratio of 10.00% to be considered well-capitalized. During 2011, regulatory capital increased from higher retained earnings (up 14% over earnings retained during 2010) while risk adjusted assets increased just 2%. During 2010, total risk weighted assets declined from recognition of certain five or more family real estate mortgage loans as subject to 50% risk weighting, rather than the 100% risk weighting assigned in prior years. In addition, we were relieved of a guarantee liability on customer debt to a correspondent bank during 2010 which further reduced risk weighted assets and increased the total risk adjusted capital ratio. These changes, along with retained 2010 net income, increased total regulatory capital significantly higher than 2009. On a book basis, total tangible common equity reflected on the December 31, 2011 Consolidated Balance Sheets was 8.09% compared to 7.52% at December 31, 2010 and 6.97% at December 31, 2009. In response to Dodd-Frank legislation, banking regulatory agencies are expected to announce higher minimum capital standards for banks to be considered well capitalized during 2012.

We issued $7,000 of 8% senior subordinated notes during 2009 which may be repaid in full during 2012 at our option and mature in 2019. Approximately 21% of our total regulatory capital is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest. Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed. We expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth and credit risk. In addition, any future growth through merger and acquisition activities should be expected to drain excess capital levels and could increase the likelihood of a new common or preferred stock capital raise, potentially diluting existing stockholders.

Several years of low asset growth and high earnings levels have raised book and regulatory capital ratios to historically high levels. For example, our total regulatory capital ratio has increased from 10.63% at December 31, 2008 to 14.99% at December 31, 2011. Due to projected low levels of organic loan growth available in our existing markets and expectations for improving problem loan trends, we are evaluating actions which could utilize excess capital to build shareholder value. Our primary focus is on market and core deposit expansion via merger and acquisition of other banks with relatively low credit risk profiles and near our current markets. If value added merger and acquisition options do not materialize in the near term, we may consider repayment of our existing senior subordinated notes or resumption of our traditional stock repurchase program on the open market. Such actions would decrease existing capital ratios but would be expected to increase net income or net book value per share.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $262 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, up $2 million from $260 million at December 31, 2010. Serviced mortgage loans increased from customer refinance activity, a trend which began during 2009 when serviced loans increased $52 million, or 28%, and continued with serviced loans increasing $22 million, or 9.4% during 2010. As expected we experienced significantly slower growth during 2011 and we may not see significant organic growth in serviced loans in future years. Proposals by the U.S. Treasury concerning FNMA and the FHLB could reduce the amount of annual servicing income (currently .25% of serviced mortgage balances annually) paid to us to service future mortgages originated and sold to them.

We have provided a credit enhancement against FHLB loss on approximately 20% of the serviced principal, up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.9 million on this loan pool of approximately $52 million. No sold loans have received our credit enhancement guarantee of principal since October 2008 and we have no intentions of originating future loans with the guarantee. Since inception of our pools containing guarantees to the FHLB in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. During 2011, we experienced a $37 loss from repurchase of a foreclosed loan with underwriting violations related to private mortgage insurance. We reviewed our remaining portfolio of loans with similar origination circumstances and do not have a material exposure to future loss for loans underwritten in the same manner. Absent this 2011 loss, we have originated loans to these secondary market providers since 2000 and have not been required to repurchase any other loan for underwriting or servicing violations and do not expected to be required to repurchase loans in the near term.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $99 million at December 31, 2011 compared to $98 million at December 31, 2010. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Our primary long-term contractual obligations are related to repayment of funding sources such as FHLB advances, long-term other borrowings, and customer time deposits, which make up 93% of our total long-term contractual obligations. For all contractual obligations outstanding at December 31, 2011, 34% will require repayment or refinancing during 2012 although virtually 100% of these 2012 obligations represent time deposits taken in the normal course of business.

During 2011, we originated a program to offer certain high credit quality customers fixed interest rate swaps to hedge their risk on variable rate commercial real estate loans with us. Fixed interest rate swaps sold to customers (in which we pay a variable rate and receive a fixed rate) are simultaneously offset by our purchase of a variable interest rate swap from a correspondent bank (in which we pay a fixed rate and receive a variable rate). Such swap sale programs are often referred to “back to back” interest rate swaps as the resulting fixed interest rate risk with our customer is offset by our variable rate risk with our counterparty. At December 31, 2011, there were $14,324 in back to back swaps outstanding with variable rate commercial real estate loan customers.

RESULTS OF OPERATIONS

Earnings

Table 1 of Item 6 of this Annual Report on Form 10-K presents various financial performance ratios and measures for each of the five years in the period ended December 31, 2011. A number of separate or nonrecurring factors impacted our earnings during 2007 through 2009 but none have had a significant impact to net income during 2011 and 2010. Table 2 presents our net income for each of the five years in the period ended December 31, 2011, before certain tax-adjusted nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ended December 31,	2011	2010	2009	2008	2007

Net income before special items, net of tax	$5,277	$4,770	$2,859	$3,909	$3,932

Net gain (loss) on write-down and sale of securities	19	(12)	316	(600)	–
Net gain (loss) on sale of premises and equipment	9	(4)	(59)	(8)	8
Reduction to tax expense from favorable Tax Court decision	–	–	–	–	200

Net income	$5,305	$4,754	$3,116	$3,301	$4,140

Diluted earnings per share before special items	$3.35	$3.05	$1.83	$2.52	$2.50

Diluted earnings per share as reported	$3.37	$3.04	$2.00	$2.13	$2.64

2011 compared to 2010

Net earnings during 2011 were $5,305, or $3.37 per diluted share, compared to $4,754, or $3.04 per diluted share during 2010, an increase of $551 ($.33 per share), up 11.6%. 2011 net income increased over the prior year due to increased net interest income of $458, up 2.4%, due to a slight increase in net margin and average earning assets. Credit costs totaled $2,587 during 2011, a slight decline of $57, or 2.2%, compared to 2010, primarily from lower provision for loan losses while loss on foreclosed assets increased from higher partial write-downs of value. Noninterest income decreased $26 during 2011, or 0.5%, from a decline in service charges (primarily overdraft charges) and mortgage banking totaling $253 which was partially offset by $207 in swap sale commission income (a new product during 2011). Excluding credit costs, noninterest expenses declined $495, or 3.3%, primarily from a $277 reduction in FDIC insurance premiums. Return on average assets was .87% and .79% during 2011 and 2010, respectively. Return on average stockholders’ equity was 10.78% and 10.59% during 2011 and 2010, respectively.

During 2012, we expect net interest income to remain similar to that seen during 2011, based on low levels of organic asset growth and a stable to slightly declining net interest margin. During 2012, credit and foreclosure costs are expected to decline significantly due to projected lower partial write-down of foreclosed asset values compared to 2011. However, we continue to work through existing problem loans and foreclosed assets and expect higher levels of troubled debt restructured loans which could increase credit and foreclosure costs greater than planned. Due to stabilization of historically low long-term interest rates on residential mortgages, we expect a decline in mortgage refinance activity and mortgage banking income during 2012. In addition, regulatory changes effective during 2010 for overdraft fee income and during 2011 for debit card interchange income are expected to lower these sources of fee income during 2012. We expect 2012 noninterest income to be less than 2011 due to these factors. Operating expenses are expected to experience an inflationary increase primarily from higher data processing system costs. Taken together, net income growth during 2012 is expected to be difficult and dependant on the extent to which credit and foreclosed property costs can be reduced compared to levels seen during 2011 and 2010.

2010 compared to 2009

Earnings reached a then record high of $3.04 per share during 2010, an increase of 52% over 2009 earnings of $2.00 per share. Increased earnings were led by higher net interest income of $2,148 (up 12.7% from increased net interest margin) and significantly lower credit and foreclosure costs, down $2,186 (45%) from 2009. 2010 earnings also benefited from continued high levels of mortgage banking refinance income, which although less than in 2009, continued at historically high levels. Service fees increased $338, or 23.3% from changes to our customer courtesy overdraft program during 2010 which recognized increased customer overdraft activity.

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

Return on average assets was .79% and .54% during 2010 and 2009, respectively. Return on average stockholders’ equity was 10.59% and 7.38% during 2010 and 2009, respectively.

2009 compared to 2008

Earnings were $2.00 per share during 2009 on net income of $3,116 which declined 6% from 2008 earnings of $2.13 per share on net income of 3,301. However, earnings per share before special or nonrecurring items were $1.83 in 2009 on pro-forma net income of $2,859 compared to $2.52 in 2008 on pro-forma net income of $3,909, a decline of $1,050, or 27%. The net decline in 2009 was due primarily to significantly greater credit related costs including combined provision for loan losses and loss on foreclosed assets expense of $4,830 during 2009 compared to $891 in 2008, an increase of over 500%. These increased credit costs reduced 2009 net income by approximately $2,387 after income tax benefits compared to 2008. During 2009, a national economic recession that began during 2008 reduced borrower ability to repay loans due to us, increasing current net charge offs during 2009 as well as our expectation of future charge offs from existing economic factors in effect at that time. The majority of the loss on foreclosed assets was a $1,004 loss on a large land development foreclosure taken to auction during 2009.

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

Return on average assets was .54% and .61% during 2009 and 2008, respectively. Return on average stockholders’ equity was 7.38% and 8.63% during 2009 and 2008, respectively. Excluding the 2008 FNMA preferred stock write-down, return on average assets would have been .72% during 2008 and return on average equity would have been 10.20%.

Balance Sheet Changes and Analysis

Summary balance sheets at December 31 for each of the five years in the period ended December 31, 2011 are presented in Table 1 of Item 6 to this Annual Report on Form 10-K. Total assets increased $1,774, or 0.3%, during the year ended December 31, 2011, after increasing $14,239 (2.3%) during the year ended December 31, 2010 and increasing $36,368 (6.4%) during the year ended December 31, 2009. The 2011 asset growth rate continued a decline first seen during 2010 related to low customer loan demand as customers sought to reduce their debt obligations amidst economic uncertainty. Presented in Table 3 below is a summary balance sheet for the five years ended December 31, 2011 as a percentage of total assets.

Table 3: Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2011	2010	2009	2008	2007

Cash and cash equivalents	6.1%	6.5%	4.3%	2.3%	4.0%
Securities	17.5%	17.4%	17.5%	18.0%	18.2%
Total loans receivable, net of allowance	70.3%	69.5%	72.1%	74.4%	72.5%
Premises and equipment, net	1.6%	1.7%	1.7%	1.9%	2.1%
Bank owned life insurance	1.8%	1.8%	1.7%	1.7%	1.6%
Other assets	2.7%	3.1%	2.7%	1.7%	1.6%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	77.4%	75.0%	75.5%	75.0%	75.3%
FHLB advances	8.0%	9.2%	9.6%	11.4%	10.7%
Other borrowings	3.2%	5.1%	4.6%	4.5%	4.9%
Senior subordinated notes	1.1%	1.1%	1.2%	0.0%	0.0%
Junior subordinated debentures	1.2%	1.2%	1.3%	1.4%	1.4%
Other liabilities	1.0%	0.9%	0.8%	0.7%	0.8%
Stockholders’ equity	8.1%	7.5%	7.0%	7.0%	6.9%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

2011 compared to 2010

Total assets increased $1,774, or less than 1%, to $622,867 at December 31, 2011 compared to $621,093 at December 31, 2010. While commercial related loan balances remained unchanged, disbursed residential real estate mortgage loans increased $5,221, or 5%. Total net loans receivable increased $5,756, or 1%, to $437,557 at December 31, 2011. Offsetting this increase in assets was a $4,154 decline in cash equivalents and foreclosed assets. Asset growth during 2012 is expected to be negatively impacted by projected low levels of organic loan growth and continued borrower desire to reduce existing debt in current economic conditions.

Core deposits increased $14,872 during 2011 from a $17,366 increase in year-end temporary and seasonal noninterest bearing deposits withdrawn by customers early in 2012. Increased 2011 deposits were used to repay $11,820 of local overnight repurchase agreements classified as other borrowings at year-end. Wholesale borrowings, including brokered and national deposits, FHLB advances, and wholesale repurchase agreements increased $425 during 2011 and were $138,190 at December 31, 2011 compared to $137,765 at December 31, 2010. Wholesale funding to total assets was 22.2% at December 31, 2011 and 2010.

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

Core deposits increased $16,186, or 4.9% during 2010, although increases in interest bearing demand and money market deposits of $25,512 (13.6%) offset a $7,819 decline (7.0%) in local certificates of deposit. The combination of low customer loan demand and unusually high local competitor certificate of deposit pricing lessoned our demand for local certificate of deposit funding and contributed to the decline in balances. At December 31, 2010, money market funding included $7,167 from a new account relationship obtained during the year from a related party. In addition to the increase in local deposits, overnight repurchase agreement funding from local customers (reflected as other borrowings) increased $10,101, or 128%, during 2010 from acquisition of a new account relationship totaling $8,585 at December 31, 2010. These two large commercial relationships totaling $15,752 at December 31, 2010 were seasonal and declined significantly during 2011.

Increased local deposits were used to repay wholesale deposits and FHLB advances during 2010, which declined $11,089, or 8.2%. All wholesale funding, including brokered deposits, FHLB advances, and wholesale other borrowings declined $18,089, or 11.6%, to $137,765 during 2010 compared to $155,854 at December 31, 2009. Wholesale funding to total assets was 22.2% and 25.7% at December 31, 2010, and 2009, respectively.

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

Table 4 presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2011. In general, net interest income earned on loans funded by savings and demand deposits is greater than that earned on securities funded by time deposits. Therefore, a balance sheet that contains a growing allocation of loans funded by a growing allocation of savings and demand deposits would normally provide greater net interest income than a growing allocation of securities funded by a growing allocation of time deposits.

Table 4: Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ending December 31,	2011	2010	2009

Loans	77.6%	78.0%	79.5%
Taxable securities	13.9%	12.9%	12.1%
Tax-exempt securities	5.7%	6.0%	6.8%
FHLB stock	0.6%	0.6%	0.6%
Other	2.2%	2.5%	1.0%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	25.7%	24.2%	22.0%
Money market deposits	20.3%	19.1%	15.7%
Time deposits	34.5%	36.9%	41.7%
FHLB advances	11.5%	11.6%	12.7%
Other borrowings	5.0%	5.3%	5.4%
Senior subordinated notes	1.4%	1.4%	0.9%
Junior subordinated debentures	1.6%	1.5%	1.6%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Tables 5, 6, and 7 present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years in the period ended December 31, 2011.

Table 5: Average Balances and Interest Rates

	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$443,709	$24,640	5.55%	$443,293	$25,579	5.77%	$435,264	$25,052	5.76%
Taxable securities	79,711	2,637	3.31%	73,414	2,946	4.01%	66,211	3,117	4.71%
Tax-exempt securities(2)	32,625	1,705	5.23%	34,344	1,917	5.58%	36,995	2,083	5.63%
FHLB stock	3,250	4	0.12%	3,250	–	0.00%	3,250	–	0.00%
Other	12,679	68	0.54%	13,666	35	0.26%	5,754	12	0.21%

Total(2)	571,974	29,054	5.08%	567,967	30,477	5.37%	547,474	30,264	5.53%

Non-interest-earning assets:
Cash and due from banks	8,532			9,600			11,239
Premises and equipment, net	10,216			10,460			10,486
Cash surrender value life insurance	11,175			10,682			10,204
Other assets	12,481			13,305			7,668
Allowance for loan losses	(7,884)			(7,857)			(6,325)

Total	$606,494			$604,157			$580,746

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$126,944	$1,109	0.87%	$120,556	$1,310	1.09%	$105,325	$1,406	1.33%
Money market deposits	100,089	810	0.81%	95,329	1,083	1.14%	75,039	987	1.32%
Time deposits	171,200	3,509	2.05%	184,487	4,581	2.48%	199,864	6,308	3.16%
FHLB borrowings	56,730	1,776	3.13%	57,725	1,864	3.23%	60,852	2,227	3.66%
Other borrowings	24,499	645	2.63%	26,256	741	2.82%	26,131	733	2.81%
Senior subordinated notes	7,000	567	8.10%	7,000	567	8.10%	4,213	341	8.09%
Junior subordinated debentures	7,732	341	4.41%	7,732	420	5.43%	7,732	454	5.87%

Total	494,194	8,757	1.77%	499,085	10,566	2.12%	479,156	12,456	2.60%

Non-interest-bearing liabilities:
Demand deposits	57,942			55,848			54,738
Other liabilities	5,150			4,340			4,652
Stockholders’ equity	49,208			44,884			42,200

Total	$606,494			$604,157			$580,746

Net interest income		$20,297			$19,911			$17,808
Rate spread			3.31%			3.25%			2.93%
Net yield on interest-earning assets			3.55%			3.51%			3.25%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows: 2011 - $592, 2010 - $678, 2009 - $678.

Table 6: Interest Income and Expense Volume and Rate Analysis

	2011 compared to 2010			2010 compared to 2009
	increase (decrease) due to (1)			increase (decrease) due to (1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$23	$(962)	$(939)	$463	$64	$527
Taxable securities	208	(517)	(309)	289	(460)	(171)
Tax-exempt securities(2)	(90)	(122)	(212)	(148)	(18)	(166)
FHLB stock	–	4	4	–	–	–
Other interest income	(5)	38	33	21	2	23

Total	136	(1,559)	(1,423)	625	(412)	213

Interest paid on:
Savings and demand deposits	56	(257)	(201)	166	(262)	(96)
Money market deposits	39	(312)	(273)	231	(135)	96
Time deposits	(272)	(800)	(1,072)	(381)	(1,346)	(1,727)
FHLB borrowings	(31)	(57)	(88)	(101)	(262)	(363)
Other borrowings	(46)	(50)	(96)	4	4	8
Senior subordinated notes	–	–	–	226	–	226
Junior subordinated debentures	–	(79)	(79)	–	(34)	(34)

Total	(254)	(1,555)	(1,809)	145	(2,035)	(1,890)

Net interest earnings	$390	$(4)	$386	$480	$1,623	$2,103

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 7: Yield on Earning Assets

Year ended December 31,	2011		2010		2009
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	5.08%	-0.29%	5.37%	-0.16%	5.53%	-0.47%

Effective rate on all liabilities as a percent of earning assets	1.53%	-0.33%	1.86%	-0.42%	2.28%	-0.74%

Net yield on earning assets	3.55%	0.04%	3.51%	0.26%	3.25%	0.27%

2011 compared to 2010

Tax adjusted net interest income totaled $20,297 during 2011 compared to $19,911 in 2010, an increase of $386, or 1.9%, from a 0.7% increase in average earning assets during 2011 and a slight increase in net margin from 3.51% in 2010 to 3.55% in 2011. Compared to 2010, loan yield declined from 5.77% to 5.55% (22 basis points) while the tax adjusted investment security yield declined from 4.51% to 3.87% (64 basis points). Continued low overall interest rate levels and very low investment security reinvestment rates caused yield on earning assets to decline as did the cost of paying liabilities, which declined from 2.12% to 1.77% (35 basis points). The market rate decline experienced in the national economy during the 2008-2009 recession continues, and loans, securities, and funding continue to reprice lower to current rate levels. Average nonaccrual loans totaled $8,086 during 2011 compared to $10,506 during 2010. Based on the average loan yield during 2011, the decrease in nonaccrual loans during 2011 increased net interest margin by approximately 2 basis points during 2011 compared to 2010. During 2011, cumulative average nonaccrual loans reduced net interest margin by approximately 8 basis points.

Average earning assets grew $4,007, or 0.7% during 2011, driven by a $6,297 increase in taxable securities, primarily mortgage related investment securities. Average interest bearing liabilities decreased $4,891, or 1.0% during 2011. The primary funding source that decreased was time deposits, declining $13,287, or 7.2%. The changes made to the Rewards Checking account structure and removal of the product from our retail deposit lineup were effective late in 2011, which allowed average product balances to continue to increase during 2011. Average Rewards Checking balances were $48,674 during 2011 compared to $43,264 in 2010, an increase of $5,410, or 12.5%. Average Rewards Checking balances had increased $11,651, or 36.9% during 2010 after growing $14,815, or 88.2% during 2009. Since the account changes, product balances have declined slightly and were $47,578 at December 31, 2011.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market. The coupon rate on approximately 22% of gross loans at December 31, 2011 was supported by an average interest rate floor approximately 139 basis points greater than the normal adjustable rate. At December 31, 2011, approximately 82% of our $122 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, virtually 100% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 76% of principal have “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,387 and .24%, respectively, based on those existing loan floors and average total earning assets during the year ended December 31, 2011. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Because a future increase in short-term funding rates could cause a mismatch between floating rate loan yields and short-term funding costs due to existing interest rate floors, such positions are modeled and reviewed as part of our asset-liability management strategy each quarter. Current interest rate simulations based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 12 month period could reduce net interest income by 4.9% to 8.4% ($577 to $958 after tax impacts) per year during the first three years of the rate increase. We seek to minimize this interest rate risk exposure in part by maintaining the fixed rate period of wholesale funding typically longer than the average term for local deposit funding. Wholesale funding is approximately 22% of total assets and carried an approximately 28 month fixed rate term as of December 31, 2011.

Reinvestment yields for investment security cash flows remain very low and our securities portfolio yield is expected to continue to decline throughout 2012 as cash flows are reinvested in this low rate environment. In addition, loan yields are expected to decline slightly due to competitive pressures as banks seek to increase loan originations while quality credit demand remains weak. These declines in earning asset rates are expected to be only partially offset by further declines in certificate of deposit funding costs and nonmaturity deposit costs with 2012 net interest margin anticipated to continue in a range of 3.45% to 3.55% during 2012.

During 2011, the Dodd-Frank Wall Street Reform Act repealed the prohibition on paying interest on commercial checking accounts. We currently provide an earnings credit against account fees in lieu of an interest payment and do not expect costs to increase because of this change in the short term. Despite the law change, we do not sell or promote an interest bearing commercial checking account at this time. However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years.

Also during 2011, President Obama’s administration announced changes to the Home Affordable Refinance Program (HARP), a program first initiated in March 2009. The original program was intended to allow homeowners to refinance their mortgages if they were current on payments and owed between 80% and 105% the value of their homes. Because a limited number of borrowers took advantage of the plan, HARP has now been expanded to allow current borrowers to refinance their mortgage no matter how far the mortgage exceeds the home value. This change could impact the speed of prepayments experienced by investors such as us who hold mortgage related securities backed by borrowers who could benefit from program participation. New or unexpected prepayment on mortgage related securities can impair unamortized purchase premiums paid to obtain high coupon investments in the existing low interest rate environment. At December 31, 2011, we held only three mortgage related securities with high loan coupons expected to be impacted by the HARP program changes. Each of the securities carries an investment coupon of 5.50% and is backed by 30 year fixed rate mortgages issued between 2005 to 2008. Fair value of these securities was $4,340 (approximately 7% of our total mortgage related security portfolio) with an amortized cost of $4,012 and yielding 5.52% at December 31, 2011. Because the securities were held at an aggregate unamortized purchase discount of $5, accelerated purchase premium amortization for accelerated repayments do to the HARP program is not a concern. However, any prepayments on these or other mortgage related securities would be subject to reinvestment at much lower rates, lowering future net interest income, or reducing unrealized gains on securities currently held.

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

Impacts during and following the close of a national recession and government actions to support the economy, including actions by the Federal Reserve, reduced funding costs while loan yields declined more slowly as credit spreads remained high for borrower risk across the banking industry. During 2010, loan yields were stable at 5.77% compared to 5.76% during 2009, while the cost of deposits (including noninterest bearing deposits) declined .47% to 1.53% from 2.00% during 2009. This .48% improvement in loan yields compared to deposit costs drove net interest margin to increase from 3.25% to 3.51% during 2010, an increase of .26%. Tempering the increase in loan to deposit spreads was a decline in yields on securities and other earnings assets of .71% to 3.93% while non-deposit liability funding (including Senior Subordinated Note and junior subordinated debenture funding) declined just .16% to 3.64%. Average nonaccrual loans totaled $10,506 during 2010 compared to $12,190 during 2009. Based on the average loan yield during 2010, the decrease in nonaccrual loans increased net interest margin by approximately 2 basis points during 2010 compared to 2009. During 2010, cumulative average nonaccrual loans reduced net interest margin by approximately 11 basis points.

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

As in 2011, during 2010, loan yields were supported by interest rate floors that increase net interest margin. At December 31, 2010, approximately 94% of our $111 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 98% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 76% of principal had “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If those prior year rates were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $1,537 and .27%, respectively, based on those existing loan floors and total earning assets for the year ended December 31, 2010.

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

During 2009, falling short-term interest rates caused by a national recession and government actions to support the economy, including actions by the Federal Reserve, reduced funding costs while loan yields declined more slowly as credit spreads increased for borrower risk across the banking industry. During 2009, loan yields declined .46% to 5.76% while the cost of deposits (including noninterest bearing deposits) declined .86% to 2.00%. This .40% improvement in loan yields compared to deposit costs drove net interest margin to increase from 2.98% to 3.25% during 2009, an increase of ..27%. Tempering the increase in loan to deposit spreads was a decline in yields on securities and other earnings assets of .52% to 4.64% while non-deposit liability funding (including Senior Subordinated Note and junior subordinated debenture funding) declined just .30% to 3.80%. Average nonaccrual loans totaled $12,190 during 2009 compared to $6,810 during 2008. Based on the average loan yield during 2009, the increase in nonaccrual loans lowered net interest margin by approximately 6 basis points during 2009 compared to 2008.

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

Net interest income during 2009 benefited from incremental investment income from a leveraged security purchase completed late in 2007. In the transaction, we purchased approximately $15,000 in mortgage backed securities funded by $13,500 of a mix of floating rate and fixed rate structured repurchase agreement funding. The initial spread on the transaction was 1.39% at closing. During 2009, an increase in credit spreads on mortgage related products combined with falling short-term rates worked together to increase the transaction spread to an average of 2.97% during 2009 compared to an average spread of 2.24% during 2008. This transaction added approximately $99 in additional net interest income during 2009 compared to 2008 and approximately $401 of total gross leveraged investment net interest income during 2009. Details on the structure of the related purchase agreements can be found in Item 8, Note 10 of the Notes to Consolidated Financial Statements. The funding source for this leverage security transaction reset from a short-term floating rate to a long-term fixed rate late in 2009, reducing the current transaction spread to less than 1.00%. The decline in transaction spread reduced 2010 net interest income from this arrangement by approximately $266 compared to 2009. By December 31, 2011, spread on the transaction had declined to .12% and was not a significant contributor to net interest income during 2011. As investment security yields continue to fall while the related funding source remains fixed, we expect the transaction to produce a small amount of negative spread (or loss) to net interest income during 2012 and likely through 2014 when $8,000 of the funding matures.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 8 represents our earnings sensitivity to changes in interest rates at December 31, 2011. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

Table 8 reflects an asset sensitive (“positive”) gap position during the next year, with a cumulative one-year gap ratio as of December 31, 2011 of 107.9% compared to a negative gap (liability sensitive position) of 93.0% at December 31, 2010. In general, a current positive gap position would be favorable in a rising rate environment, but unfavorable in a falling rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. This factor can result in changes to net interest income from changing interest rates different than expected from review of the gap table.

Table 8: Interest Rate Sensitivity Analysis

	December 31, 2011
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Beyond. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$163,494	$47,429	$61,699	$76,321	$70,597	$25,997	$445,537
Securities	8,020	6,488	12,518	17,430	33,967	30,254	108,677
FHLB stock						3,250	3,250
CSV bank-owned life insurance						11,406	11,406
Other earning assets	23,400	500	–	248	1,736	–	25,884

Total	$194,914	$54,417	$74,217	$93,999	$106,300	$70,907	$594,754
Cumulative rate sensitive assets	$194,914	$249,331	$323,548	$417,547	$523,847	$594,754

Interest-bearing liabilities
Interest-bearing deposits	$167,866	$18,132	$96,743	$35,142	$46,710	$41,618	$406,211
FHLB advances	11,000			8,075	31,049		50,124
Other borrowings	6,191				8,000	5,500	19,691
Senior subordinated notes						7,000	7,000
Junior subordinated debentures						7,732	7,732

Total	$185,057	$18,132	$96,743	$43,217	$85,759	$61,850	$490,758
Cumulative interest sensitive liabilities	$185,057	$203,189	$299,932	$343,149	$428,908	$490,758

Interest sensitivity gap for
the individual period	$9,857	$36,285	$(22,526)	$50,782	$20,541	$9,057
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	105.3%	300.1%	76.7%	217.5%	124.0%	114.6%

Cumulative interest sensitivity gap	$9,857	$46,142	$23,616	$74,398	$94,939	$103,996
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	105.3%	122.7%	107.9%	121.7%	122.1%	121.2%

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

Table 9: Net Interest Margin Rate Simulation Impacts

As of December 31:	2011	2010	2009

Cumulative 1 year gap ratio
Base	108%	93%	88%
Up 200	104%	89%	84%
Down 100	111%	95%	92%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.1%	-2.5%	-3.3%
Down 100 during the year	-0.7%	-1.0%	-1.1%

Change in Net Interest Income – Year 2
No rate change (base case)	-5.1%	-2.4%	0.1%
Following up 200 in year 1	-3.5%	-2.6%	-2.0%
Following down 100 in year 1	-9.8%	-7.5%	-5.9%

Note:	Simulations after December 2007 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 61.9% at December 31, 2011 compared to 76.7% and 81.6% at December 31, 2010 and 2009, respectively. This ratio declined during 2011 due to a decrease in the average life within the investment security portfolio combined with an increase in the core deposit categories noted above.

The high level of the core funding utilization ratio at December 31, 2009 in the up 200 basis point scenario was due to projected extension in principal payments on residential mortgage loans held in the loan portfolio as well as residential mortgage related securities held in the investment securities portfolio. At December 31, 2009, in the up 200 basis point scenario, securities and loan principal to reprice in 5 years or longer increased approximately $16,635, or 25%. Over 80% of this change was due to changes related to residential mortgage loans or related securities. Although above the internal target of 80%, this level was considered manageable and monitored quarterly.

At December 31, 2011, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during 2012, net interest income would decline during the first three years of the simulation in amounts ranging from 4.9% to 8.4% of the base simulation’s net interest income ($953 to $1,581 per year). When the yield curve flattens, repriced short-term funding cost, such as for terms of one year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. Current net interest income sensitivity to a rising and flattening yield curve is similar to that seen at December 31, 2010 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% to 5.0% of the base simulation’s net interest income.

While not expected during 2012, in future years interest rates could rise to levels significantly greater than today and exhibit a flattening interest yield curve. To minimize such interest rate risk, we typically extend the average fixed term of our wholesale funding portfolio of brokered certificates and FHLB advances. Extending such funding may decrease net interest income in the current environment (since funding with short-term interest rate costs would be less expensive), but does provide additional protection against rising interest rates in future years. At December 31, 2011, the average fixed rate term of the wholesale funding portfolio was 28 months. During 2012, we expect the average fixed term of the wholesale portfolio to decline in anticipation of an extended period of low interest rates and to better manage net interest income in an extended low rate environment. Wholesale funding was 22.2% of total assets at December 31, 2011.

Although the flat up 500 basis points simulation is projected to negatively impact net interest income, we have significant risk to a prolonged period of low or falling rates in the already low rate environment. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008 (pre recessionary levels). In the down 100 basis point scenario in the December 31, 2011 income simulations, net interest income is projected to decline as follows compared to the current “base rate” scenario:

	$	%

Year 1 -	$141	0.7%
Year 2 -	$903	4.9%
Year 3 -	$1,379	7.4%
Year 4 -	$1,954	10.0%
Year 5 -	$2,286	11.7%

Despite recent rate volatility and periodic continued declines in market interest rates, management does not consider such a protracted low interest rate environment to be likely, but continues to monitor its asset-liability position in light of this potential long-term risk to net interest income levels.

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income. During 2009, all securities were classified as available for sale and reported at fair value. Unrealized gains and losses were excluded from earnings, but reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax. However, during 2010, the municipal security portfolio and nonrated trust preferred securities and senior subordinated notes with fair value totaling $54,130 (including unrealized gain of $2,552) were transferred from securities available for sale to securities held to maturity. These securities were transferred to better reflect our intent and practice to hold these long-term securities until maturity and to minimize potential volatility to stockholders’ equity from future changes in unrealized gains and losses in a rising interest rate environment. As securities held to maturity, changes in unrealized gains and losses after the transfer date are not reflected in stockholders’ equity and these securities are recorded at amortized cost. The original unrealized gain of $2,552 on the security transfer date is being amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities. Table 10 presents the fair value of securities held by us at December 31, 2011, 2010, and 2009.

Table 10: Investment Securities Distribution – At Fair Value

	As of December 31
	2011		2010		2009
	Fair	% of	Fair	% of	Fair	% of
Securities available for sale:	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations of U.S. government agencies	$518	0.47%	$1,041	0.97%	$10,227	9.63%

Obligations of states and political subdivisions	–	0.00%	–	0.00%	47,178	44.44%

U.S. agency residential mortgage backed securities	19,816	18.00%	17,690	16.54%	23,868	22.48%

U.S. agency residential collateralized mortgage obligations	38,573	35.02%	35,511	33.21%	22,346	21.04%

Privately issued residential collateralized mortgage obligations	429	0.39%	980	0.92%	936	0.88%

Nonrated trust preferred securities	–	0.00%	–	0.00%	1,562	1.47%

Other equity securities	47	0.04%	51	0.05%	68	0.06%

Total securities available for sale	59,383	53.92%	55,273	51.69%	106,185	100.00%

Securities held to maturity:

Obligations of states and political subdivisions	49,010	44.50%	49,806	46.58%	–	0.00%

Nonrated trust preferred securities	1,332	1.21%	1,456	1.36%	–	0.00%

Nonrated senior subordinated notes	409	0.37%	400	0.37%	–	0.00%

Total securities held to maturity	50,751	46.08%	51,662	48.31%	–	0.00%

Total investment securities	$110,134	100.00%	$106,935	100.00%	$106,185	100.00%

At December 31, 2011, 2010, and 2009, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate fair value of $56,659, and $60,111, at December 31, 2011 and 2010, respectively, were pledged primarily to secure public deposits, customer overnight repurchase agreements (classified as other borrowings), and for other purposes required by law, representing approximately 53% and 57% of securities eligible for pledging at December 31, 2011 and 2010, respectively. Securities considered ineligible for pledging include privately issued collateralized mortgage obligations, other equity securities, and nonrated trust preferred and senior subordinated note securities.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to Peoples State Bank. This stock has a purchase cost and par value of $100 per share. We held $3,250 of FHLB Chicago stock at December 31, 2011 and 2010. The current capital stock level supports FHLB total advances of $65,000. The stock is recorded at cost which approximates market value. Transfer of the stock is substantially restricted. The FHLB may pay dividends in both cash and additional shares of stock. An annualized dividend rate of .10% was paid on FHLB stock during 2011. No dividends were paid during 2010 or 2009. The FHLB of Chicago currently operates under a capital management plan required by their regulatory oversight body, the Federal Housing Finance Agency. We cannot predict if the cash dividends will continue or if they may be increased. Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with no other than temporary impairment write-down deemed necessary at December 31, 2011.

Table 11 categorizes securities by scheduled maturity date as of December 31, 2011 and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security. Yields by security type and maturity are based on amortized security cost.

Table 11: Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:

U. S. Treasury securities and obligations
of U.S. government agencies	$518	4.26%

U.S. agency residential mortgage backed securities	179	3.87%	18,191	3.91%	1,446	3.55%

U.S. agency residential collateralized
mortgage obligations	3,888	4.20%	34,685	2.49%

Privately issued residential collateralized
mortgage obligations	90	4.46%	339	4.76%

Other equity securities	47	5.72%

Totals	$4,722	4.22%	$53,215	2.99%	$1,446	3.55%	–	0.00%

Securities held to maturity:

Obligations of states and political subdivisions(1)	$2,749	2.17%	$14,850	2.83%	$27,965	4.05%	$1,840	4.57%

Non-rated trust preferred securities							1,487	6.76%

Non-rated senior subordinated notes					403	8.00%

Totals	$2,749	2.17%	$14,850	2.83%	$28,368	4.11%	$3,327	5.55%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

2011 compared to 2010

During 2011, agency mortgage related securities, including mortgage backed securities and collateralized mortgage obligations, as shown in Table 10 increased $5,188, or 9.8% as we sought to invest in securities that provide periodic payments of principal and interest to mitigate negative impacts to security fair values from rising interest rates. Investments in obligations of states and political subdivisions declined $796, or 1.6% as maturity proceeds were reinvested in mortgage related securities. Upon purchase, the mortgage related securities carried average principal lives generally ranging from 3 to 5 years with well defined repayment cash flows.

During 2011, we purchased no additional Qualified School Construction Bonds such as we did in 2010 and 2009 and held $4,803 of such bonds at December 31, 2011 compared to $4,995 and $3,872 at December 31, 2010 and 2009, respectively. These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset our federal taxable income. At December 31, 2011, this portfolio carried a tax adjusted yield of 4.97% and an average stated maturity of approximately 5.9 years and were considered a general obligation of the issuing local government authority. Virtually all of our municipal investment holdings are considered general obligations of the local taxing authority. At December 31, 2011, approximately 77% of all municipal obligations in the portfolio were from issuers in Wisconsin compared to 79% of all municipal obligations at December 31, 2010.

The privately issued residential mortgage obligations held of $429 and $980 at December 31, 2011 and 2010 as shown in Table 10 are rated AAA and represent fully amortizing mortgage loan pools originated during 2004 or prior years which are considered to carry very low risk of loss. These whole loan pools include loans which could be classified as conforming loans with FNMA or FHLMC except that loan principal was greater than the jumbo loan limit of these agencies at the time the loans were originated. Principal repayment of these securities is not guaranteed against loss by any government agency but is wholly dependent on borrower repayments and strength of the home values in the collateral pool.

The non-rated trust preferred securities were issued by three banks headquartered in Wisconsin with management teams known to us including Johnson Financial Group, Inc., River Valley Bancorporation, Inc., and Northern Bankshares, Inc. The non-rated senior subordinated notes were issued by McFarland State Bank, a subsidiary of Northern Bankshares, Inc. After a significant loss during 2010, Johnson Financial Group, Inc. elected to defer payments of interest on their trust preferred security issue, causing us to classify the $750 par value investment as a nonperforming asset. During 2011, the owners of Johnson Financial Group entered into an agreement with regulators to recapitalize the bank, significantly improving its capital position and stability. We cannot predict when Johnson Financial Group may resume payment of interest on this issue and we intend to classify it as nonperforming until interest payments begin. We regularly review the financial performance of Johnson Financial Group and the other banks associated with our trust preferred and senior subordinated note investments. None of the securities were considered other than temporarily impaired at December 31, 2011.

The fair value of the securities available for sale as a percentage of book value based on original amortized cost trended higher during 2011 as falling market reinvestment rates improved the value of fixed rate securities already held in our portfolio. At December 31, 2011, fair value was 103.0% of amortized cost compared to 100.3% of amortized cost at December 31, 2010. As noted previously, during 2010, municipal securities were reclassified from securities available for sale to securities held to maturity. Fair value of municipal securities at the transfer date is reflected in stockholders’ equity as comprehensive income and will be amortized against the new cost basis over the remaining life of the securities. Refer to Note 3 of the Notes to Consolidated Financial States for additional information. The net unrealized gain on securities transferred to securities held to maturity and recorded as a component of stockholders’ equity was $1,124, net of taxes of $760 at December 31, 2011. The net unrealized gain on securities available for sale, recorded as a component of stockholders’ equity, was $1,162, net of deferred taxes of $727 at December 31, 2011. Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital under current banking regulations. We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals or if the sale is beneficial to our interest rate risk and return profile. Periods of rising interest rates would likely decrease the unrealized fair value of fixed rate securities in our portfolio.

During 2012, we expect to reinvest maturing securities cash flow into securities with average lives generally between 3 to 4 years and to minimize growth in our municipal securities portfolio whose securities have fixed terms generally from 10 to 11 years. These actions are designed to reduce our interest rate and market risks inherent in the Consolidated Balance Sheets at this time. In addition, agency securities are considered to be a higher quality collateral asset for pledging purposes than municipal securities, which increases contingency liquidity sources.

2010 compared to 2009

During 2010, fair value of investments in obligations of states and political subdivisions as shown in Table 10 increased $2,628, or 5.6% while agency mortgage related securities increased $6,987, or 15.1%, and agency debentures declined $9,186, or 90%. Agency debentures matured during a period of very low reinvestment rates for similar debentures so funds were invested in higher yielding U.S. Agency collateralized mortgage obligations (“CMOs”).

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

Table 12: Loan Composition

	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal,
and agricultural	$127,192	28.26%	$129,063	29.00%	$132,542	29.53%	$131,539	30.10%	$109,639	27.06%

Commercial real
estate mortgage	184,360	40.96%	180,937	40.65%	178,071	39.67%	154,726	35.40%	135,370	33.41%

Construction and
development
(commercial and
residential)	33,497	7.44%	35,310	7.93%	43,246	9.63%	56,789	13.00%	64,147	15.83%

Residential real
estate mortgage	78,114	17.35%	71,675	16.10%	66,879	14.90%	68,209	15.61%	74,351	18.35%

Residential real
estate mortgage
held for sale	39	0.01%	436	0.10%	–	0.00%	245	0.06%	365	0.09%

Residential real
estate home equity	23,193	5.15%	23,774	5.34%	23,769	5.30%	20,923	4.79%	16,988	4.19%

Consumer and
individual	3,732	0.83%	3,929	0.88%	4,355	0.97%	4,559	1.04%	4,325	1.07%

Totals	$450,127	100.00%	$445,124	100.00%	$448,862	100.00%	$436,990	100.00%	$405,185	100.00%

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space. Approximately 75% of fully disbursed commercial real estate loans (excluding construction and development loans) are considered to be owner occupied at December 31, 2011. We have little lending activity for agricultural purposes. Our management is involved in the communities we serve and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development. Based on this knowledge, we offer flexible terms and efficient approvals which have allowed us to grow and manage this type of lending.

As part of the asset/liability and interest rate sensitivity management strategy, we generally do not retain long-term 20 to 30 year fixed rate mortgages in our own portfolio. Therefore, it is our practice to sell the majority of long-term fixed rate mortgage loan originations to secondary market agencies in exchange for a fee. From time to time, we retain second mortgage loans, on certain high value homes requiring total financing above the conforming secondary market limit, after selling the first mortgage into the secondary market. In addition, some local borrowers require mortgage financing that does not fit one of the secondary market programs, cannot qualify for secondary market financing because they cannot obtain a qualifying appraisal due to lack of comparable sales, or the borrower prefers us to hold the loan in our own portfolio. First and second mortgage loans on the balance sheet generally carry fixed rate balloon payment terms of five years or less.

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

2011 compared to 2010

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing approximately 74% of total loans at December 31, 2011 compared to 75% of total loans at December 31, 2010. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 7.4% of total loans receivable at December 31, 2011 compared to 7.9% at December 31, 2010. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. We retain permanent financing on these projects following completion of construction in a majority of cases. Construction loans also include residential new construction single family homes originated in the normal course of business which are typically sold in the secondary market upon completion of construction.

Loan growth opportunities were limited during calendar 2011 and 2010 and gross loans outstanding (including loans held for sale) at December 31, 2011 increased $5,340, or 1.2%. Gross loans outstanding at December 31, 2010 decreased $5,047, or 1.1%, compared to December 31, 2009. Our prospect customer and loan pipeline report increased modestly over that seen during 2010 but primarily from companies with larger credit needs as larger companies appear to be recovering from a slow economy faster than smaller companies. In addition, pipeline growth has been with relationships estimated to have a 40% to 80% likelihood of closing. Until small business credit quality and demand improve, our loan growth is likely to be volatile as we seek to originate larger credits with relatively healthy companies while competing against many banks seeking to organically grow their loan portfolios.

Significantly, our organic local loan growth was difficult during 2011 as economic conditions have lowered borrower demand for debt in our markets. In addition, large regional banks in our markets, including BMO Harris Bank, who during 2011 acquired M&I Bank’s market leading share position, are aggressively pursuing loan growth with our market’s highest credit quality customers with low loan coupon rates and spreads. These actions could keep loan growth levels low during 2012 or contribute to a decline in our net interest margin as we compete within our markets. Based on availability of local funding during 2012, we may seek out participation purchased loans originated by other banks on properties in Wisconsin with an emphasis on credit quality as the primary purchase criteria if local loan growth is not available to meet budgeted asset growth. Total participation loans purchased and held in our loan portfolio totaled $12,196, or 2.7% of gross loans presented in Table 12 at December 31, 2011 compared to $13,305, or 3.0% of gross loans at December 31, 2010.

2010 compared to 2009

Total loans receivable presented in Table 12 decreased $3,738, or ..8%, to $445,124 during 2010 after increasing 2.7% to $448,862 during 2009. Local commercial customer demand for increased credit for expansion decreased significantly during the second half of 2009 and remained low during all of 2010 with commercial related loans declining in 3 out of 4 quarters. When combined with real estate construction and development loans, commercial real estate mortgage loans decreased $5,070 at December 31, 2010 compared to December 31, 2009. The decline in commercial real estate loans was due in part to work out of a problem construction and development loan with a loan balance of $3,446 at December 31, 2009 that was resolved in 2010 with net amounts transferred to foreclosed assets of $1,700. The transfer represented 56% of all loan principal transferred to foreclosed assets during 2010. This decline was offset by a $4,796, or 7.2%, increase in closed end residential mortgage loans. Although we normally sell originations of long-term fixed rate residential mortgages, late in 2010 we retained $10,589 of such loan originations with an average fully amortizing term of 215 months and a fixed rate of 4.53% using investment security cash flows due to very low security reinvestment rates. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 7.9% of total loans receivable at December 31, 2010 compared to 9.6% at December 31, 2009.

Loans Receivable Maturities

Table 13 categorizes loan principal by scheduled maturity at December 31, 2011, and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2011, no concentrations existed in our portfolio in excess of 10% of total loans except for a geographical concentration of borrowers and collateral located in Marathon County, Wisconsin in which we have the majority of our branches and operations representing approximately 73% of the loan portfolio.

Table 13: Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2011:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$66,988	$47,590	$12,614
Commercial real estate mortgage	57,701	112,354	14,305
Real estate construction	22,005	10,311	1,181
Residential real estate mortgage	16,266	24,860	36,988
Residential real estate mortgage held for sale	39
Residential real estate home equity	23	22,264	906
Consumer and individual	1,301	2,247	184

Totals	$164,323	$219,626	$66,178

Fixed rate		$164,531	$53,059
Variable rate		55,095	13,119

Totals		$219,626	$66,178

Credit Quality

Provision for Loan Losses

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. An allowance for loan losses is maintained for incurred losses inherent but yet unidentified in the loan portfolio due to past conditions as well as for specifically identified problem loans. The allowance for loan losses represents our estimate of an amount adequate to provide for probable credit losses in the loan portfolio based on current economic conditions. Provisions to the allowance for loan losses are recorded as a reduction to income. Actual loan loss charge offs are charged against the allowance for loan losses.

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

Nonperforming assets increased $1,494, or 9.1%, to $17,883 (2.87% of total assets) at December 31, 2011, from $16,389 (2.64% of total assets) at December 31, 2010 as restructured loans to troubled borrowers that performed according to restructured terms increased by $3,837, or 161.0%. Although these restructured loans are accruing interest, they are still classified as nonperforming loans. Approximately 52% of total nonperforming assets are made up of nine individual nonperforming assets greater than $500 at December 31, 2011. Approximately 46% of total nonperforming assets were made up of seven individual nonperforming assets greater than $500 at December 31, 2010. As shown Table 31, total nonperforming assets as a percentage of tangible common equity including the allowance for loan losses (the “Texas Ratio”) were 31.32% at December 31, 2011 compared to 30.61% at December 31, 2010 and 35.04% at December 31, 2009. For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Provision for estimated loan losses declined to $1,390 in 2011 from $1,795 in 2010. The provision for loan losses decreased during 2011 compared to 2010 due to a reduction in seriously delinquent nonaccrual loans of $1,065, or 11.8%, during 2011 and identification of fewer new problem loans as the local economy and borrower credit stabilized. However, loss on foreclosed assets increased $348, or 41.0% to $1,197 during 2011 compared to $849 during 2010 from a larger amount of partial write-downs to foreclosed properties. Partial write-downs were $992 during 2011 and $405 during 2010. Total credit costs as represented by the provision for loan losses and loss on foreclosed property was largely unchanged and was $2,587 during 2011 and $2,644 during 2010.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our eight locations), and loan customers in Marathon County, Wisconsin. During 2011, the Marathon County, Wisconsin unemployment rate declined from 7.1% in December 2010 to 6.5% in December 2011. Late in 2011, two large local manufacturing employers located in Marathon County announced local factory closures which were reported to eliminate approximately 1,000 jobs, a significant amount in our local economy. It is possible the unemployment rate will increase and remain elevated during 2012. The annualized level of loan loss provision during 2012 is expected to be similar to the level recorded during 2011, although loss on foreclosed assets is expected to decline during 2012 compared to the prior year. Future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies. In addition, fair value of existing foreclosed assets continue to be reviewed in light of recent local market data and may be subject to a further write-down of value during 2012.

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

Table 14: Loan Loss Experience

Years ended December 31	2011	2010	2009	2008	2007

Average balance of loans for period	$443,709	$443,293	$435,264	$405,428	$384,265

Allowance for loan losses at beginning of year	$7,960	$7,611	$5,521	$4,850	$4,478

Loans charged off:

Commercial, industrial, municipal, and agricultural	867	454	479	156	60
Commercial real estate mortgage	236	448	951	–	–
Residential real estate mortgage	367	462	123	53	19
Consumer and individual	117	101	83	75	55

Total charge-offs	1,587	1,465	1,636	284	134

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	166	7	19	63	17
Commercial real estate mortgage	6	–	–	–	–
Residential real estate mortgage	–	8	–	–	–
Consumer and individual	6	4	7	7	9

Total recoveries	178	19	26	70	26

Net loans charged-off	1,409	1,446	1,610	214	108
Provision for loan losses	1,390	1,795	3,700	885	480

Allowance for loan losses at end of year	$7,941	$7,960	$7,611	$5,521	$4,850

Ratio of net charge-offs during the year to average loans	0.32%	0.33%	0.37%	0.05%	0.03%

Ratio of allowance for loan losses to loans receivable at end of year	1.78%	1.81%	1.71%	1.28%	1.24%

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 15. Our allocation methodology focuses on changes in the size and character of the loan portfolio, current economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk and by loan type. We combine estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focused on loan grading, and assessment of projected cash flows and possible resolutions of problem credits. While we use available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and future impacts to specific borrowers.

The majority of gross loan charge-offs during 2011 were related to six borrowers totaling $1,143, or 72% of all charge-offs, with the largest charge off of $700 related to a line of credit to a building supply company. The majority of gross loan charge-offs during 2010 were related to five borrowers totaling $1,064, or 73% of all charge-offs, with the largest charge-off of $448 related to a nonowner multi-use, multi-tenant commercial real estate development, the majority of which was sold during 2011. During 2009, the majority of gross loan charge-offs were related to four borrowers totaling $1,187, or 73% of all charge-offs, with the largest charge off of $737 related to an out of state syndicated loan participation development project which remains in foreclosed assets at December 31, 2011 and is outlined in Table 17.

Table 15: Allocation of Allowance for Loan Losses

As of December 31,	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$1,743	1.44%	$2,736	2.14%	$2,602	1.98%	$2,889	2.20%	$2,670	2.44%
Commercial real estate mortgage	2,290	1.17%	3,304	1.72%	2,641	1.36%	1,876	0.98%	1,802	0.96%
Residential real estate mortgage	627	0.56%	211	0.19%	191	0.19%	97	0.10%	103	0.10%
Consumer and individual	103	2.81%	213	5.42%	189	4.34%	112	2.46%	55	1.27%
Impaired loans	3,178	18.46%	1,496	13.10%	1,988	15.03%	547	5.65%	220	10.19%

Totals	$7,941	1.78%	$7,960	1.81%	$7,611	1.71%	$5,521	1.28%	$4,850	1.24%

During the March 2011 quarter, we underwent a comprehensive update of our process to categorize impaired loans, estimate the related allowance for loan losses on impaired loans, and estimate inherent losses on other portfolio loans not considered to be impaired. This review did not significantly increase or decrease the amount of allowance for loan losses required on the bank wide portfolio compared to our previous method of estimating loss allowances. However, our new method did allocate a greater amount of the reserve to impaired loans. During 2011, we streamlined internal criteria to classify a loan as impaired which now includes all nonaccrual loans, all restructured loans (whether performing or not), and other loans with the potential to become nonaccrual or restructured in the next year. Prior to 2011, impaired loans were generally defined to include larger commercial purpose loans only and did not include all nonaccrual or restructured loans. Refer to Note 4 of the Notes to Consolidated Financial Statements for the loan loss activity by loan category during 2011 and 2010.

Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal. No income is accrued or recorded on future payments until the loan is returned to accrual status. Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income. The interest that would have been reported in 2011 if all such loans had been current throughout the year in accordance with their original terms was approximately $647 in comparison to $124 actually recorded in income. The interest that would have been reported in 2010 if all such loans had been current throughout the year in accordance with their original terms was approximately $784 in comparison to $430 actually recorded in income. The interest that would have been reported in 2009 if all such loans had been current throughout the year in accordance with their original terms was approximately $851 in comparison to $557 actually recorded in income.

Troubled debt restructured loans (“TDR”) are also included in nonperforming loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest that the lender would not normally grant. The majority of restructured loans represent conversion of amortizing commercial purpose loans to interest only loans for a temporary period to increase the problem borrower’s cash flow. The remaining restructured loans granted a lower interest rate to borrowers for a temporary period to increase borrower operating cash flow. Such loans are subject to management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome or which would reduce our estimated total credit loss on the relationship. Nonaccrual loans (including nonaccrual restructured loans) remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.

Substantially all of our residential mortgage loans originated for and held in our loan portfolio were based on conventional and long standing underwriting criteria and are secured by first mortgages on homes in our local markets. We were not an originator of higher risk loans such as option ARM products, high loan-to-value ratio mortgages, interest only loans, subprime loans, or loans with initial teaser rates that can have a greater risk of non-collection than other loans. At December 31, 2011, approximately $2.3 million of loans receivable were 1 – 4 family home equity or junior lien mortgage loans in which the maximum commitment amount of the line of credit plus existing senior liens is greater than 100% of the underlying real estate value, or were a loan in a 3rd mortgage position or lower, compared to $1.2 million at December 31, 2010. Such loans were not originated as part of a program to add higher yielding loans to our portfolio but were loans made on a case by case basis and individually underwritten with the borrower customized to their need. We do not maintain a formal residential mortgage modification program for delinquent residential mortgage borrowers. At December, 31, 2011, the inherent credit loss allocation on non-problem open ended home equity lines of credit was .78% of loan principal compared to .50% during 2010 and 2009 to reflect the risk of future credit losses on such junior lien mortgages from current economic conditions.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets. Table 16 presents nonperforming loans and assets by category for the five years ended December 31.

Table 16: Nonperforming Loans and Foreclosed Assets

As of December 31,	2011	2010	2009	2008	2007

Nonaccrual loans (excluding restructured loans)	$5,893	$7,127	$11,829	$10,590	$3,144
Nonaccrual restructured loans	2,081	1,912	1,469	–	–
Restructured loans not on nonaccrual	6,220	2,383	–	748	653
Accruing loans past due 90 days or more	–	–	–	–	–

Total nonperforming loans	14,194	11,422	13,298	11,338	3,797
Nonaccrual trust preferred investment security	750	–	–	–	–
Foreclosed assets	2,939	4,967	3,776	521	653

Total nonperforming assets	$17,883	$16,389	$17,074	$11,859	$4,450
Impaired loans considered to be performing	$3,026	$6,398	$3,774	$2,504	$1,522

Total nonperforming loans as a percent of gross loans	3.19%	2.60%	2.99%	2.64%	0.97%
Total nonperforming assets as a percent of total assets	2.87%	2.64%	2.81%	2.08%	0.83%

2011 compared to 2010

The provision for loan losses was $1,390 in 2011 compared to $1,795 in 2010. Non-performing loans relative to total loans increased significantly from 2.60% at December 31, 2010 to 3.19% at December 31, 2011 due to addition of $3,837 of restructured loans which continue to perform on their restructured terms. However, foreclosed assets decreased from $4,967 at December 31, 2010 to $2,939 at December 31, 2011. Including the trust preferred investment security issued by Johnson Financial Group, total nonperforming assets increased $1,494, or 9.1% to $17,883 at December 31, 2011. After 2010, when the decline in local economic conditions stabilized, the local economy remained slow to recover, which impacted borrower ability to repay according to the loan terms. At December 31, 2011, the unemployment rate was 6.6% in Wisconsin and 6.5% in Marathon County (the home of the majority of our borrowers and down from 7.1% at December 31, 2010) compared to a rate of 8.5% for the United States.

During 2012, we expect restructured loans to increase as we work with problem borrowers to minimize the level of potential future charge-offs and maximize cumulative total principal repayment. In addition, regulatory pressures and a change in generally accepted accounting principles regarding identification of restructured loans are likely to increase loans disclosed as troubled debt restructurings. Although some restructured loans may continue on accrual status, the restructured designation would still increase total nonperforming loans and could increase the provision for loan losses.

Approximately 52% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2011:

Table 17: Largest Nonperforming Assets at December 31, 2011 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Northern Wisconsin hotel	Accrual TDR	$1,767	$–
Cranberry producing agricultural real estate	Accrual TDR	1,578	–
Vacation home/recreational properties (three)	Foreclosed	1,280	n/a
Multi-family rental apartment units and vacant land	Accrual TDR	1,240	302
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	764	47
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	–
Owner occupied multi use, multi-tenant real estate	Accrual TDR	688	195
Owner occupied restaurant real estate and business assets	Nonaccrual	675	150
Out of area condo land development - loan participation	Foreclosed	587	n/a

Total listed nonperforming assets		$9,329	$694
Total bank wide nonperforming assets		$17,883	$2,659
Listed assets as a percent of total nonperforming assets		52%	26%

Table 18: Largest Performing, but Impaired Loans at December 31, 2011 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$790	$98
Owner occupied manufacturer real estate & equipment	Impaired	615	–

Total listed performing, but impaired loans		$1,405	$98
Total performing, but impaired loans		$3,026	$519
Listed assets as a % of total performing, but impaired loans		46%	19%

During 2011, we restructured commercial mortgage loans collateralized by a hotel in Northern Wisconsin to change borrower payments from amortizing to interest only due to a decline in revenue. This loan relationship is included in Table 17 as $1,767 of gross principal. This change was considered a restructuring of troubled debt and the loan is classified as nonperforming although the borrower continues to make required payments and is considered an accrual basis loan. A collateral appraisal was obtained during 2011 and related cash flow analysis indicates no allowance for loan loss on this credit was required at December 31, 2011. We expect this loan to remain classified as nonperforming throughout 2012.

During 2011, we restructured commercial mortgage loans collateralized by cranberry producing agricultural real estate to change from amortizing payments to interest only payments as the property owner sought to sell the operation or partner with new investors. This loan relationship is included in Table 17 as $1,578 of gross principal. This change was considered a restructuring of troubled debt and the loan was classified as nonperforming although the borrower continues to make required payments and is considered an accrual basis loan. A collateral appraisal was obtained during 2011 and related cash flow analysis indicates no allowance for loan loss on this credit was required at December 31, 2011. We expect this loan to remain classified as nonperforming throughout 2012 unless the borrower sells the operation to a new investor.

During 2009, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee. The remaining $2,477 foreclosed asset was further written down $427 to an estimated fair value of $2,050 at December 31, 2009 for total valuation losses on the property of $1,004 during 2009 when including the marketing fee. During 2010, one of the four remaining individual properties was sold and the entire $283 sale proceeds were applied to reduce cost basis of the remaining properties. During 2011, the remaining properties were further written down an additional $487 due to declining real estate values for this type of vacation property. As shown in Table 17, three properties remain with cost basis of $1,280 at December 31, 2011. During 2011, the northern Wisconsin area where these properties are located experienced few vacation property transactions in excess of $1 million, such as would be appropriate for this foreclosed property. We actively market these remaining properties for sale but cannot predict the final timing or resolution of this foreclosed asset.

During 2010, we entered into a restructuring agreement on a $1,177 commercial real estate loan with a local developer and owner of multi-family apartment complexes to extend the amortization period on existing debt to increase cash flow available to the developer to meet real estate tax and other obligations. At December 31, 2011, this $1,240 debt as reflected in Table 17 is maintained on accrual status and no reduction in stated interest rate was made in the modification. We obtained a new collateral appraisal during 2011 which indicated the property value has declined. We estimated various scenarios for future borrower payments on this loan including a liquidation scenario in the current environment. Based on our analysis, a $302 allowance for loan losses was maintained against the loan at December 31, 2011.

During 2010, we restructured the loan terms on $754 of loan principal to lower the interest rate on existing debt with a borrower in the cabinetry contracting industry to increase cash flow during a large decline in customer sales. During 2011, the borrower sold the business to a competitor but retained a mortgage on the production facility which is leased to the new owner and gave a purchase option within three years to the new business owner. We expect the new owner to exercise the purchase option near the end of the three year term. The remaining $764 principal is maintained on accrual status and reflected in Table 17 at December 31, 2011. Based on projected cash flows to be received from our borrower from rental payments received by the new business owner, we maintained a $47 allowance for loan losses at December 31, 2011 compared to a loan loss reserve of $75 in the prior year.

During 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin and is the second largest bank headquartered in Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status and no interest income was recorded during 2011. Later in 2011, the family ownership of Johnson Financial Group agreed with regulators to recapitalize the bank with approximately $235 million in equity capital. The new capital is expected to be fully contributed to the bank by 2012. Our internal evaluation has determined this investment is not other than temporarily impaired and no charge against net income for impairment has been recorded.

During 2011, we restructured an owner occupied commercial real estate loan with a local insurance agent. The building was constructed during 2008 and included additional space to rent to unrelated service businesses. The debt was restructured to extend the amortization period to support declining borrower cash flow as portions of the building remained vacant. The restructured loan continues to be maintained on accrual status. The $688 loan is reflected in Table 17 at December 31, 2011. We obtained a new collateral appraisal during 2011 which identified that the value of the property had declined. We estimated various cash payment scenarios from the borrower including cash flow in connection with a liquidation and sale under current market conditions. We maintained an allowance for loan losses against this loan of $195 at December 31, 2011.

During 2009, we restructured a $613 loan secured by an owner occupied restaurant to increase borrower cash flow and allow the business to continue operating. During 2010, the borrower’s residential mortgage loan was also classified as a nonperforming loan which increased net nonperforming principal by $93 to $706 at December 31, 2010. The loan is maintained on nonaccrual status and all payments received are used to lower the principal balance. During 2011, $31 of payments were received reducing the balance to $675 as shown in Table 17. A new collateral appraisal was obtained during 2011 and various cash flow scenarios were analyzed including liquidation of the collateral under current market conditions. At December 31, 2011 an allowance for loan losses of $150 was maintained against this credit compared to the $100 allowance maintained at December 31, 2010. We cannot predict the final timing or resolution of this problem loan.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri. The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality. When the credit markets for such financing dried up, the project was unable to continue and land development work ceased. The loan participants obtained the property in foreclosure during 2009. The original fair value estimate of the completed project was approximately $24 million. At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project resulting in a cost basis of $792 at December 31, 2010 and 2009. During 2011, a new appraisal identified a further decline in value and the loan was written down an additional $205 to its new cost basis of $587 as reflected in Table 17. At this time, we are unable to determine the final resolution of this property and further write-downs of value could be required during 2012 when updated appraisals are obtained.

2010 compared to 2009

The provision for loan losses was $1,795 in 2010 compared to $3,700 in 2009. Non-performing loans relative to total loans declined slightly and was 2.60% at December 31, 2010 compared to 2.99% at December 31, 2009. However, foreclosed assets increased from $3,776 at December 31, 2009 to $4,967 at December 31, 2010. Therefore, total nonperforming assets were $16,389, or 2.64% of total assets at December 31, 2010 compared to $17,074, or 2.81% of total assets at December 31, 2009. During 2010, the decline in local economic conditions stabilized but at low levels, which impacted borrower ability to repay according to the loan terms. At December 31, 2010, year-end, the unemployment rate was 7.0% in Wisconsin and 7.1% in Marathon County (the home of the majority of our borrowers and down from 8.9% at December 31, 2009) compared to a rate of 9.1% for the United States. The Marathon County unemployment rate ranked 29th out of Wisconsin’s 72 counties for December 2010 (from lowest to highest unemployment rate).

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

Table 19: Largest Nonperforming Assets at December 31, 2010 ($000s)

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

Activity for non-performing assets held at December 31, 2010 as shown in Table 19 that are still held at December 31, 2011 and reflected in Table 17 was described previously. Non-performing assets at December 31, 2010 that are no longer included as part of our largest nonperforming assets at December 31, 2011 are described below.

At December 31, 2009, we held a $3,446 loan secured by commercial real estate collateral located in Weston, Wisconsin, and marketable equity investments shown in Table 19 on which we completed foreclosure during 2010 and charged off $448 of loan principal. Later in 2010, we recorded a further partial write-down of $250 for a remaining cost of $1,450 as shown in Table 19. During 2011, we sold the building and a significant portion of the vacant and recorded a loss on the sale of $183. The remaining foreclosed property consists of vacant land with a $342 balance at December 31, 2011. We actively market this property for sale but at this time are unable to determine the final timing or resolution of this foreclosed asset. We do not expect further significant losses on resolution of the foreclosed asset.

During 2009, our borrower in the building supplies industry ceased payments on a $961 loan secured by construction inventory and accounts receivable in part due to uncollected large accounts receivable due to a dispute between our customer and the account payer. During 2010, we collected $138 in payments which were applied to principal which totaled $823 as shown in Table 19. Due to poor collateral position, we reserved $700 against the loan relationship at December 31, 2009 which was maintained at December 31, 2010. After receipt of final payment, during 2011, we charged-off the remaining $700 of the balance due, representing our largest loan charge-off during 2011.

2009 compared to 2008

The provision for loan losses was $3,700 in 2009 compared to $885 in 2008. Non-performing loans relative to total loans continued to increase and was 2.99% at December 31, 2009 compared to 2.64% at December 31, 2008. In addition, foreclosed assets increased from $521 at December 31, 2008 to $3,776 at December 31, 2009. Therefore, total nonperforming assets were $17,074, or 2.81% of total assets at December 31, 2009 compared to $11,859, or 2.08% of total assets at December 31, 2008. Non-performing loans increased primarily from declining general and local economic conditions which impacted borrower ability to repay according to the loan terms. At December 31, 2009, the unemployment rate was 8.3% in Wisconsin and 8.9% in Marathon County (the home of the majority of our borrowers) compared to a rate of 9.7% for the United States. The Marathon County unemployment rate ranked 39th out of Wisconsin’s 72 counties for December 2009.

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

Noninterest Income

Table 20 presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2011. This analysis highlights the reliance on, or diversification of, noninterest or fee income to net interest income.

Table 20: Summary of Earnings as a Percent of Net Interest Income

	2011	2010	2009	2008	2007

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	7.1%	9.4%	21.8%	6.1%	3.4%

Net interest income after loan loss provision	92.9%	90.6%	78.2%	93.9%	96.6%
Total noninterest income	27.3%	28.1%	32.9%	22.1%	26.2%
Total noninterest expenses	80.7%	83.4%	87.5%	87.2%	84.5%

Net income before income taxes	39.5%	35.3%	23.6%	28.8%	38.3%
Provision for income taxes	12.4%	10.4%	5.2%	5.8%	9.0%

Net income	27.1%	24.9%	18.4%	23.0%	29.3%

Table 21 presents a breakdown of the components of noninterest income during the three years ended December 31, 2011.

Table 21: Noninterest Income

	2011		2010		2009
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	Income	Amount	Income	Amount	income

Service fees	$1,632	21.12%	$1,786	26.49%	$1,448	36.22%
Mortgage banking income	1,373	17.77%	1,472	21.83%	1,850	46.27%
Merchant and debit card fee income	722	9.35%	731	10.84%	616	15.41%
Retail investment sales commissions	603	7.81%	609	9.03%	388	9.70%
Other operating income	517	6.69%	357	5.31%	250	6.26%
Increase in cash surrender value of life insurance	415	5.37%	410	6.08%	411	10.28%
Net gain (loss) on write-down and sale of securities	32	0.41%	(20)	-0.30%	521	13.03%
Insurance annuity sales commissions	28	0.36%	24	0.36%	68	1.70%
Gain (loss) on sale of premises and equipment	15	0.20%	(6)	-0.09%	(98)	-2.45%
Gain on sale of non-mortgage loans	–	0.00%	–	0.00%	122	3.05%

Total noninterest income	$5,337	69.08%	$5,363	79.55%	$5,576	139.47%

2011 compared to 2010

Total noninterest income during 2011 was $5,337 compared to $5,363 in 2010, a decrease of $26, or 0.5%. During 2011, service fees declined $154, or 8.6%, due to lower customer usage of our courtesy overdraft program (and related overdraft fees) in response to new regulation concerning this product effective in August 2010. The new regulation requires that certain payments by consumers who did not opt into the bank’s overdraft program are not paid by the bank, reducing overdraft fee income. In addition, the new regulation and negative publicity concerning banks and their overdraft protection programs continue to lower customer usage of the product and we could see further service fee income declines during 2012 related to overdrafts. In addition, mortgage banking income declined $99, or 6.7% as residential mortgage rates began to settle at historically low levels during 2011. Offsetting these declines was commission income on sale of fixed interest rate swaps to commercial adjustable rate loan customers of $207 during 2011. The swap product was a new product during 2011 and is included in other operating income in Table 21 above. Certain commercial customers with adjustable rate loans with us may choose to enter into an interest rate swap with us to convert their floating rate interest payments to a fixed rate. We simultaneously sell these fixed rate hedge contracts to a correspondent bank in exchange for a fee.

During 2011, the Federal Reserve finalized regulations to implement the provisions of the Dodd-Frank Wall Street Reform Act related to debit card interchange income, often referred to as the “Durbin Amendment.” These new changes cap the amount of debit card interchange income that may be collected by large banks from merchants for processing card activity. While the new rules technically do not apply to us as a smaller bank, the impacts are expected to become uniform for the industry over time as merchants use their new authority and options to process customer card activity across a wider number of providers. While the timing is uncertain, these fully implemented changes could lower our annualized debit card interchange revenue by approximately $234, down approximately 36% from revenue levels prior to the regulatory change. In general, the banking industry has begun to respond to lower debit card fee revenue by reducing customer account reward programs and related costs and increasing account service fees. We continue to investigate the nature and timing of potential future retail checking account changes in response to the expected reduction of debit card income.

Many important sources of noninterest income are impacted by recent and coming federal regulation, including overdraft service fee income and debit card income as noted previously. In addition, the prolonged period of declining residential mortgage rates is gradually lowering the level of mortgage refinanced activity. In addition, we discontinued selling the Rewards Checking NOW product during 2011 which rewarded customers for higher levels of debit card activity. We expect lower usage of debit cards due to this change. Because we expect overdraft income, debit card income, and mortgage income to decline during 2012, we expect total noninterest income to decline during 2012 compared to 2011.

2010 compared to 2009

During 2010, total noninterest income declined $213, or 3.8%, to $5,363 compared to $5,576 during 2009. However, excluding nonrecurring net gains (losses) on security sales, 2010 noninterest income increased $328, or 6.5% compared to 2009. Although 2010 mortgage banking income declined $378 as more borrowers refinanced their residential mortgages when rates fell significantly during 2009 compared to 2010, several other types of income experienced significant increases. For example, service charge income increased $338, or 23.3%, from higher overdraft fee income, and investment and insurance sales commissions increased $221, or 57.0%, from higher gross sales activity. Prior to new regulation which lowered overdraft activity, the bank had rolled out an updated courtesy overdraft product early in 2010 which increased year over year overdraft income and service fee income despite the regulatory change. Lastly, interchange income from credit and debit cards increased $115, or 18.7% during 2010 compared to 2009.

Many of the increases in 2010 were in areas expected to be impacted by continued regulatory changes including overdraft fees and card interchange income. Merchant and debit card fee interchange income continued to increase in 2010 due to increased Rewards Checking NOW balances which required substantial debit card use to earn the premium interest rate on the account. We discontinued selling the Rewards Checking account to new customers in 2011 which is likely to decrease debit card interchange income in future years.

New consumer banking regulations promulgated by the Federal Reserve concerning customer overdraft programs went into effect during August 2010. The new regulation prevents banks from assessing an overdraft fee related to a transaction conducted at a point of sale such as those using a debit card unless the consumer has specifically “opted into” the program. From the effective date of the regulation to the end of 2010, we experienced an approximately 18% reduction in gross overdraft activity compared to activity prior to the regulatory change.

Prior to 2009, bank owned life insurance was purchased on certain employees in connection with officer compensation programs which increased income from cash surrender value of life insurance. However, limited further investments in this asset class are expected.

2009 compared to 2008

Noninterest income excluding gain (loss) on sale of securities increased 21% during 2009 from a record year of mortgage banking income totaling $1,850 (up 78% over 2008) as customers refinanced their long-term fixed rate residential mortgages. Residential loan principal sold to the secondary market during 2009 was approximately 2.3 times and 3.9 times the levels seen during 2008 and 2007, respectively. This activity was promoted by historically low long-term mortgage rates.

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

Merchant and debit card fee interchange income continued to increase in 2009 due to increased Reward Checking NOW balances which required substantial debit card use to earn the premium interest rate on the account. Prior to 2009, bank owned life insurance was purchased on certain employees in connection with officer compensation programs which increased income from cash surrender value of life insurance during 2009 and 2008.

Noninterest Expense

Table 22 outlines the components of noninterest expenses for the three years ending December 31, 2011.

Table 22: Noninterest Expense

Years Ended December 31,	2011		2010		2009
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income*	Amount	other income*	Amount	other income*

Wages, except incentive compensation	$6,121	23.88%	$6,207	24.56%	$5,991	25.62%
Health and dental insurance	852	3.32%	941	3.72%	882	3.77%
Incentive compensation	589	2.30%	610	2.41%	378	1.62%
Payroll taxes and other employee benefits	587	2.29%	613	2.44%	553	2.38%
Profit sharing and retirement plan expense	470	1.83%	446	1.76%	274	1.17%
Deferred compensation plan expense	136	0.53%	125	0.49%	77	0.33%
Restricted stock plan vesting expense	78	0.30%	43	0.17%	25	0.11%
Deferred loan origination costs	(496)	-1.93%	(518)	-2.05%	(708)	-3.03%

Total salaries and employee benefits	8,337	32.52%	8,467	33.50%	7,452	31.88%
Occupancy expense	1,702	6.64%	1,863	7.37%	1,822	7.79%
Data processing other office operations	1,382	5.39%	1,174	4.65%	957	4.09%
Loss on foreclosed assets	1,197	4.67%	849	3.36%	1,130	4.83%
FDIC insurance expense	505	1.97%	782	3.09%	986	4.22%
Directors fees and benefits	367	1.43%	295	1.17%	262	1.12%
Legal and professional expenses	333	1.30%	339	1.34%	322	1.38%
Advertising and promotion	291	1.14%	355	1.40%	355	1.52%
Debit card and deposit losses	136	0.53%	356	1.41%	166	0.50%
Other expenses	1,528	5.96%	1,445	5.72%	1,543	6.59%

Total noninterest expense	$15,778	61.55%	$15,925	63.01%	$14,829	63.42%

* Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2011 compared to 2010

During 2011, total noninterest expenses were $15,778 compared to $15,925 during 2010, a decrease of $147, or 0.9%. However, operating expenses before foreclosure costs would have declined $495, or 3.3%, during 2011 compared to 2010 with $277 of the decline coming from lower FDIC insurance premiums and $220 of the decline coming from lower debit card and deposit losses. Dodd-Frank legislation effective during 2011 changed the method in which deposit insurance premiums are calculated. Premium levels are now assessed based on net assets after deducting Tier 1 regulatory capital rather than being assessed based on the level of deposits held. The effect of this change was to transfer a greater portion of total industry deposit insurance premiums to the nation’s largest banks as they typically maintain a lower percentage of deposits to assets compared to smaller banks like us. Debit card losses were higher in 2010 due to sustaining a net $110 loss from a concentrated fraud involving certain of our customer accounts. Salaries and employee benefits declined $130, or 1.5%, from $8,467 in 2010 to $8,337 in 2011 due primarily to an $89 decrease (9.5%) in health and dental insurance expense.

During 2011, data processing expenses increased $208, or 17.7%, compared to 2010 due to outsourced data processing costs associated with the new computer system placed in service during June 2010. However, occupancy and facilities expense declined $161 during 2011 in part from lower computer equipment depreciation expense previously incurred with the prior in-house computer system and categorized as occupancy expenses. During 2012, data processing expense is expected to increase at a rate similar to that seen during 2011 as we experience a full year of regular contract charges. Following the June 2010 conversion, we had enjoyed discounted monthly vendor charges to help offset conversion related costs incurred during the first year of using the new system.

During 2012, wages and benefits are expected to increase minimally with average base pay increases of 2.5% granted January 1, 2012 compared to average base pay increases of 2.7% granted for 2011. Although less than seen during 2010, employee incentive costs remained historically high as 2011 net income exceeded the target. Depending on net income growth during 2012, such increased incentives may not recur, potentially reducing employee costs. For example, if our 2012 net income was the same as in 2011, incentive costs could decline 25% to 50% during 2012 compared to 2011. Health and dental insurance costs are incurred under a self insured plan subject to a maximum stop loss. Refer to Note 15 of the Notes to Consolidated Financial Statements for more information. We expect 2012 health and dental costs to increase closer to levels experienced during 2010.

Foreclosed asset expense is expected to decline during 2012 due to lower levels of partial charge-offs of foreclosed properties as local real estate values stabilize. Partial charge-offs of foreclosed property from value declines were $992 in 2011 compared to $405 during 2010 and $477 during 2009. In addition we expect to experience lower 2012 holding costs as the remaining investment in foreclosed assets remains near current levels, which is significantly lower than seen during 2010.

Changes to FDIC insurance assessment methods as part of the Dodd-Frank legislation are expected to keep our FDIC insurance premium expense during 2012 similar to 2011 levels. However, the FDIC insurance rate is subject to the level of industry wide bank closures and related deposit insurance fund losses which is unpredictable and could be greater in future years than seen during 2011. Although not expected during 2012, accelerated or unexpected levels of bank failures within the industry could cause the FDIC to increase premiums or collect special assessments to make up insurance fund shortfalls. Lastly, our specific insurance rating is dictated in large part by results of our annual regulatory exam. While not expected, negative regulatory exam results could significantly increase our FDIC insurance premium expense.

During 2012, advertising and promotional expense is expected to increase modestly as we roll out a new retail checking account line up. Taken together, noninterest expense excluding foreclosed property write-downs and gains and losses on sales of properties is expected to increase by an inflationary amount during 2012.

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

FDIC insurance expense declined $204, or 20.6% during 2010 compared to 2009 due to the prior year including a special FDIC insurance assessment totaling $264. Prior to the special assessment, 2010 FDIC insurance expense increased $60, or 8.3%. Offsetting the 2010 decline in FDIC expense was an increase in data processing and other office operations expense of $217, or 22.7%, due to a change in core processing computer system during June 2010 from an internally maintained system to an outsourced vendor system. Following the June 2010 conversion date, the system vendor provided a contractual reduction in monthly service fees that expired during 2011. The new system, while increasing data processing costs, provides significant operating efficiencies and capacity for customer and product growth compared to the prior system maintained in house since 1997. The prior in house data processing system recognized a significant portion of the cost as elements of depreciation expense, reflected as occupancy expense, while software maintenance charges were reflected as data processing costs.

During 2010, we incurred a $110 loss related to debit card fraud, net of insurance reimbursements, that resulted from a coordinated external fraud targeting us and our debit card customers. Even excluding this individual loss, debit card losses of $57 were significantly higher than seen during 2009. Along with debit card losses, deposit losses increased from $96 during 2009 to $180 during 2010 as we increased the benefit limit of our courtesy overdraft program. The increased deposit losses on the courtesy overdraft program during 2010 were approximately 22% of the increased 2010 overdraft fee income.

2009 compared to 2008

Noninterest expenses totaled $14,829 during 2009 quarter compared to $12,566 during 2008, an increase of $2,263, or 18.0%. During 2009, loss on foreclosed assets increased $1,124 compared to 2008 to a total of $1,130 from a $1,004 loss on a large land development foreclosure partially sold at auction and $126 in foreclosure costs related to all other properties.

In addition, the FDIC increased regular quarterly insurance premiums and charged a onetime special assessment during 2009 to recapitalize the FDIC insurance fund in light of ongoing and expected bank failures. During 2009, our FDIC insurance expense was $986 compared to $284 during 2008, an increase of $702. During December 2009, we prepaid $2.6 million to the FDIC representing estimated insurance premiums during 2010 through 2012 as required by the FDIC. This prepayment is amortized as FDIC insurance expense based on assessment rates then in effect as measured on a quarterly basis.

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

Income Taxes

The effective tax rate was 31.3% during 2011 compared to 29.5% in 2010 and 22.1% in 2009. The 2011 and 2010 effective rates increased as the percentage of tax-exempt income from securities and bank owned life insurance declined relative to total pre-tax income. Tax-exempt interest on securities and bank-owned life insurance reduced tax expense by $621 in 2011, $666 in 2010, and $697 during 2009. These reductions represented 23.6%, 29.1%, and 51.3% of tax expense at the statutory tax rate during 2011, 2010, and 2009, respectively. The reductions have come from higher levels of pretax income during 2011 and 2010 combined with lower tax exempt yields on municipal securities and life insurance as long-term rates declined in the overall market. Refer to Item 8, Note 16 of the Notes to Consolidated Financial Statements for additional tax information. Due to declining average reinvestment rates on tax-exempt municipal securities, we expect the effective tax rate to increase slightly during 2012 compared to 2011.

The 2009 effective tax rate increased over 2008 from a change in State of Wisconsin income tax law to a combined reporting model. This change subjected investment income earned on investment securities held by PSB Investments, Inc., Peoples State Bank’s investment subsidiary, to state income taxes. Previously, income on these investments was not subject to Wisconsin income taxes. This change in taxation method increased our provision for income taxes by $162 during 2009 compared to 2008. The 2009 effective tax rate would have been 18.0% without the state tax regulation change.

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

Current accounting standards call for the allowance for loan losses to include both specific losses on identified impaired problem loans and inherent contingent losses on existing loan pools not yet considered problem loans. Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio. Actual results, if significantly different from those using estimates at period-end, could have a material impact on the results of operations. For example, losses incurred on loans not previously identified as carrying significant loss potential would increase the provision for loan losses expense equal to the amount of the loan principal charged off. Refer to Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information on allocation of the allowance for loan losses between different credit risk categories and for impaired loans as well as our system to review changes in credit risk on individual loans.

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into 12 loan categories:

Performing loans (5 categories, all of which are assigned inherent loss reserves):

  Residential mortgages
  Home equity lines of credit
  Consumer and individual loans
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

Impaired loans assigned specific reserves (3 categories):

  Commercial real estate loans - grade 7 (“impaired”)
  Commercial and industrial loans – grade 7 (“impaired”)
  Residential mortgage, consumer, and other personal loans – grade 7 (“impaired”)

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

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories. As of December 31, 2011 and 2010, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments. Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses. For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates as described above were 25% greater than those currently applied to meet reserve needs, the December 31, 2011 allowance for loan losses would have increased $843 (10.6%) and have decreased 2011 net income by approximately $511 after income taxes.

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis. For example, at December 31, 2011, if all of the loans graded 6 (substandard) and 50% of loan principal graded 5 (watch) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at December 31, 2011 would have increased $1,215 (15.3%) and decreased 2011 net income by approximately $736 after income taxes.

Mortgage Servicing Rights

As required by current accounting standards, we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and perform maintenance activities in exchange for an annual servicing fee of .25% of average serviced mortgage principal on loans in which the principal has been sold to the FHLB or other secondary market investors. Our initial value of servicing rights is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates. In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan by the value of the initial MSR. If the actual value was less than we recorded, such as if the estimated future servicing period or average serviced principal was less than estimated, the gain recorded on origination of the MSR would be overstated. Recognition of impairment of excess mortgage servicing rights would decrease income, causing our accounting for mortgage servicing rights to be a critical accounting policy. For example, if the actual value of initial MSR on 2011 secondary market sales were 25% less than that recorded, gain on sale of loans (a component of mortgage banking income) during 2011 would have declined approximately $105 before income taxes. In addition, if the actual value of the entire December 31, 2011 MSR were 25% less than recorded, net servicing revenue (a component of mortgage banking income) would have declined approximately $301 before income taxes.

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

3.	Amortization of the OMSR is calculated based on actual payment activity on a per loan basis. Because all loans are handled individually, curtailments decrease MSRs as well as regularly scheduled payments. The loan servicing value is amortized on a level yield basis.

4.	Significant declines in current market mortgage interest rates decrease the fair value of existing MSRs due to the increase in anticipated prepayments above the original assumed speed. Accounting standards require that impairment testing be performed and that MSRs be recorded at the lower of fair value or amortized cost. We perform quarterly impairment testing on our MSRs. Actual prepayment speeds (based on our actual customer activity on a loan level basis) are compared to the assumed prepayment speed on the date of the last quarterly impairment testing (or the origination prepayment speed if a recently originated loan). The fair value assumptions other than prepayment speed are combined with the new estimated prepayment speed to create a new fair value. An impairment allowance is recorded for any shortfall between the new fair value and the original cost after adjusting for past amortization and curtailments.

LIQUIDITY

Because total assets increased just $1,774, or 0.3% during 2011, the $14,872 increase in core deposits (up 4.3%) was used to pay down other borrowings by $11,820 during 2011 while wholesale borrowings increased $425. During 2010, the majority of the $14,239 in asset growth was funded by an increase in retail and local deposits of $16,890 (up 4.4%). During 2009, local deposits increased $18,584 (5.1%) and brokered certificates increased $12,346 (19.0%) to fund net loan growth of $22,355 and repayment $6,841 of FHLB advances.

Wholesale funding includes FHLB advances, brokered and national certificates of deposits, wholesale repurchase agreements, and federal funds purchased. These sources of wholesale funding are limited by the wholesale lender’s ability to raise individual depositor funds, our regulatory capital classification, our ability to generate positive earnings performance, our sources of collateral acceptable to the wholesale lender, by our internal policy limitations on aggregate exposure to use of such funds, and in the case of the FHLB, our level of FHLB capital stock relative to our aggregate amount of FHLB advances. Table 23 summarizes the sources and uses of cash for the three years ending December 31, 2011.

Table 23: Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2011	2010	2009

Cash flows from operating activities	$9,657	$8,719	$3,664
Payment of dividends to shareholders and purchase of treasury stock	(1,168)	(1,128)	(1,096)

Operating cash flow retained by PSB	8,489	7,591	2,568
Net funds received from retail and local depositors	8,517	16,890	18,584
Net funds received from wholesale depositors	7,735	–	12,346
Net proceeds from additional FHLB advances	–	–	–
Net proceeds from other borrowings	–	3,101	2,779
Funds from issuance of senior subordinated notes	–	–	7,000
Proceeds from additional capital received from shareholders	45	–	–

Cash flow retained from operations and financing before debt repayment	24,786	27,582	43,277
Net funds paid to retail and local depositors	–	–	–
Net funds paid to wholesale depositors	–	(10,364)	–
Net repayment of FHLB advances	(7,310)	(725)	(6,841)
Net repayment of other borrowings, net	(11,820)	–	–

Cash flow retained from operations and financing after debt repayment	5,656	16,493	36,436
Funds received from sale and maturities of investment securities, net	21,347	26,757	34,591
Net funds received from customer repayment of loans receivable	–	1,496	–
Proceeds from sale of nonmonetary assets	1,002	897	1,578

Cash flow available for investing activities	28,005	45,643	72,605

Net funds loaned to customers	(7,130)	–	(22,355)
Net funds invested in securities	(22,718)	(28,151)	(36,722)
Purchase of bank certificates of deposit	–	(2,484)	–
Purchase of FHLB capital stock	–	–	–
Funds used to purchase bank-owned life insurance	(92)	–	(109)
Capital expenditures	(191)	(1,014)	(254)

Cash flow used in investing activities	(30,131)	(31,649)	(59,440)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$(2,126)	$13,994	$13,165
Cash and cash equivalents at beginning of year	40,331	26,337	13,172

Cash and cash equivalents at end of year	$38,205	$40,331	$26,337

Deposits

Core retail deposits are our largest source of funds. We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100. Core retail deposits represented 57.9% and 55.7% of total assets as of December 31, 2011 and 2010, respectively. In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 7.4% and 8.4% of total assets at December 31, 2011, and 2010, respectively. Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid. Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Table 24 outlines the average distribution of deposits during the three years ending December 31, 2011.

Table 24: Average Deposits Distribution

	2011		2010		2009
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest-bearing demand deposits	$57,942	n/a	$55,848	n/a	$54,738	n/a

Interest-bearing demand and savings deposits	126,944	0.87%	113,086	1.14%	101,536	1.37%

Wholesale interest-bearing demand deposits	–	0.00%	7,470	0.32%	3,789	0.37%

Money market demand deposits	100,089	0.81%	95,329	1.14%	75,039	1.32%

Retail and local time deposits	97,042	1.76%	113,066	2.17%	123,412	3.15%

Wholesale time deposits	74,158	2.43%	71,421	2.97%	76,452	3.17%

Totals	$456,175	1.19%	$456,220	1.53%	$434,966	2.00%

Average retail deposit growth	1.24%		6.37%		3.57%
Average total deposit growth	-0.01%		4.89%		7.09%

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters. Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $16,384 during 2011, $21,409 during 2010, and $14,795 during 2009. Average 2011 CDARS balances declined as local municipalities that fueled 2010 growth seeking 100% FDIC protection withdraw balances for operational needs as well as to invest in other deposit products outside the CDARS program. For regulatory purposes, these deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings. However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis. Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section. Total CDARS deposits totaled $11,825 and $19,618 at December 31, 2011 and 2010, respectively.

Originally available under the TARP legislation passed by the federal government during 2008 and now required under the provisions of Dodd-Frank, we participated in the FDIC program, which provided unlimited FDIC insurance on noninterest bearing deposits in excess of $250 through December 31, 2012. Although our individual costs of this program beginning in 2011 are not separately stated by the FDIC, additional FDIC insurance fees to participate in this program were approximately $22 and $24 during 2010 and 2009, respectively.

Table 25 provides a breakdown of deposit categories as of December 31, 2011 and 2010.

Table 25: Period-End Deposit Composition

As of December 31,	2011		2010
	$	%	$	%

Non-interest bearing demand	$75,298	15.6%	$57,932	12.5%
Interest-bearing demand and savings	136,950	28.4%	131,231	28.1%
Money market deposits	102,993	21.4%	105,866	22.8%
Retail time deposits less than $100	45,653	9.5%	50,993	11.0%

Total core deposits	360,894	74.9%	346,022	74.4%
Retail time deposits $100 and over	46,049	9.6%	52,404	11.3%
Broker & national time deposits less than $100	835	0.2%	1,028	0.2%
Broker and national time deposits $100 and over	73,731	15.3%	65,803	14.1%

Totals	$481,509	100.0%	$465,257	100.0%

Table 26 provides a summary of changes in key deposit categories during 2011 and 2010.

Table 26: Change in Deposit Composition

			% Change from prior year
At December 31,	2011	2010	2011	2010

Total time deposits $100 and over	$119,780	$118,207	1.3%	-0.1%
Total broker and wholesale deposits	74,566	66,831	11.6%	-13.4%
Total retail time deposits	91,702	103,397	-11.3%	-7.0%
Core deposits, including money market deposits	360,894	346,022	4.3%	4.9%

Table 27 outlines maturities of time deposits of $100 or more, including broker and retail time deposits as of December 31, 2011 and 2010.

Table 27: Maturity Distribution of Certificates of Deposit of $100 or More

	2011		2010
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$20,068	1.34%	$17,162	1.67%
Over 3 months through 6 months	9,972	1.70%	12,198	1.87%
Over 6 months through 12 months	25,923	1.54%	22,031	1.68%
Over 1 year through 5 years	63,817	2.42%	66,816	2.70%
Over 5 years	–	0.00%	–	0.00%

Totals	$119,780	1.99%	$118,207	2.27%

2011 compared to 2010

Local core deposits increased $14,872, up 4.3%, at December 31, 2011 compared December 31, 2010. An increase in commercial noninterest-bearing checking of $15,197, or 40.9% led the increase. However, this increase was largely from year-end seasonal deposits that were withdrawn by customers early in 2012. Rewards Checking, a high yield retail NOW account that was the primary driver of deposit growth since 2007 declined $2,609, or 5.2%, to $47,578 at December 31, 2011 compared to December 31, 2010. We discontinued sale of Rewards Checking during 2011 and modified the account structure to reduce cost in response to very low short-term national rates and an anticipated decline in debit card interchange income.

Retail time deposits less $100 declined $5,340, or 10.5%, during 2011 as rates paid on certificates of deposit in the current market approached those paid on money market and NOW accounts. Therefore, customers appeared to move funds out of time deposits into nonmaturity accounts that allowed them to access the funds without penalty such as when deposited into a time deposit. Nonmaturity money market and NOW accounts increased $2,846 during 2011.

Rewards Checking was the primary driver of increased deposit growth since its introduction in June 2007 through December 2010. During this period, Rewards Checking supplied approximately 64% of our net core deposit growth. During 2011, we grandfathered existing Rewards Checking customers but discontinued selling the product. Rewards Checking operated as a traditional interest bearing checking account but paid a premium interest rate and reimbursement of foreign ATM fees if the customer meet certain account usage requirements. In general, the account required customers to use their debit card at least 10 times per month, deposit their employer paycheck via ACH, and receive their periodic checking account statement via email from our home banking website. The premium rewards annual percentage yield (“APY”) paid was 2.29% and 3.01% on the first $25 of balances at December 31, 2010 and 2009, respectively. At December 31, 2011, the premium rate paid was 2.01% on the first $15 of deposit balances. The Rewards Checking interest rate is adjustable at our discretion, but was intended to provide the highest potential retail deposit rate product available to customers. The debit card usage requirement substantially increased the amount of debit card interchange income through 2010 as described previously under the section titled “Noninterest income”.

Prior to 2011, the incremental “all-in” cost of Rewards Checking deposits was less than wholesale funding alternatives and was believed to be a long-term cost effective source of funds in addition to providing PSB with a competitive advantage in the retail banking environment and greater control over the repricing of local deposits in a rising rate environment. Rewards Checking balances were $47,578 and $50,187 at December 31, 2011, and 2010, respectively. The average interest cost of Rewards Checking balances (excluding debit card interchange fees, savings from delivery of electronic periodic statements and vendor software costs of maintaining the program) was 1.59% in 2011 compared to 2.10% in 2010 and 2.80% in 2009. Average balances in Rewards Checking are expected to remain between $40 million and $45 million during 2012.

Changes to debit card interchange income contained in Dodd-Frank and proposed by the Federal Reserve were anticipated to have a dramatic impact to the profitability of Rewards Checking. We are currently evaluating other product options attractive to our customers that meet market needs and minimize our operating expenses and servicing costs in light of reduced interchange income. These products could replace Rewards Checking or be priced in a manner more attractive than Rewards Checking in light of the potential decrease to debit card interchange income. Because Rewards Checking deposit growth has been the significant driver of local deposit growth in past years, changes to this account structure could reduce future deposit growth.

Although government deposits grew significantly during 2009 from introduction of an unsecured high yield money market account, nonmaturity government balances continued a decline of $8,662, or 21.2%, to $32,145 at December 31, 2011, after a decline of $2,890, or 6.6%, to $40,807 at December 31, 2010 compared to December 31, 2009. As loan growth slowed significantly during 2010, we reduced the high yield rate paid on the government money market account which led to the decrease in balances. We held $35.3 million of total nonmaturity deposits and overnight repurchase amounts from our ten largest deposit customers, making up approximately 9% of our total local deposits and overnight repurchase agreements at December 31, 2011. Many of the balances at year-end were seasonal deposits and expected to be withdrawn during the first several months of 2012. In light of the seasonal nature of many large accounts at year-end and expected low organic loan growth during 2012, we expect small increases to local deposit growth in our existing markets during 2012.

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

Commercial money market balances increased in part from a significant new account opened by a related party during the December 2010 quarter which increased money market deposits by $7,167 at December 31, 2010. These funds were seasonal and declined early in 2011.

Government deposits grew significantly during 2009 from introduction of an unsecured high yield money market account but declined $2,890, or 6.6%, to $40,807 at December 31, 2010 compared to December 31, 2009. As loan growth slowed significantly during 2010, we reduced the high yield rate paid on the government money market account which led to the decrease in balances. If a new overnight repurchase agreement account opened in 2010 were also included, we held $49.8 million of total nonmaturity deposits and overnight repurchase amounts form the ten largest customers, making up approximately 12% of our total local deposits and overnight repurchase agreements at December 31, 2010. Many of the balances at year-end were seasonal deposits and were withdrawn during the first several months of 2011.

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

The primary short-term and long-term funding sources we use other than retail deposits include federal funds purchased from other correspondent banks, repurchase agreements from security pledging, advances from the FHLB, use of wholesale time deposits, and advances taken from the Federal Reserve’s Discount Window. Table 29 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2011 and 2010. Currently unused but available funding sources along with a significant amount of overnight liquid funds at December 31, 2011 are considered sufficient to fund anticipated 2012 asset growth.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. Table 28 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 28: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment
Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Fed Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 29 summarizes the availability of various wholesale funding sources at December 31, 2011 and 2010.

Table 29: Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2011		December 31, 2010
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$–	$25,500	$–
Federal Reserve discount window advances	100,000	–	94,980	–
FHLB advances under blanket mortgage lien	22,559	50,124	15,056	57,434
Repurchase agreements and other FHLB advances	34,416	19,691	17,177	31,511
Wholesale and national deposits	50,007	74,566	57,388	66,831
Holding company secured line of credit	3,000	–	1,000	–

Totals	$237,982	$144,381	$211,101	$155,776

Funding as a percent of total assets	38.2%	23.2%	34.0%	25.1%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

2011 compared to 2010

Overnight federal funds purchased

Our aggregate federal funds purchased availability of $28,000 is from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin, an increase from $12,500 at December 31, 2010. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 16% and 21% at December 31, 2011 and December 31, 2010, respectively, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by a pledge of both commercial and commercial real estate loans to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2011, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $100,000 and $94,980 at December 31, 2011 and December 31, 2010, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during 2011.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on the our existing $3,250 capital stock investment, total FHLB advances in excess of $65,000 require us to purchase additional FHLB stock equal to 5% of the advance amount. At December 31, 2011, we could have drawn an FHLB advance up to $14,876 of the $22,559 available without the purchase of FHLB stock. At December 31, 2010, we could have drawn an FHLB advance up to $7,566 of the $15,056 available without the purchase of FHLB stock. Further advances of the remaining $7,683 available at December 31, 2011 would have required us to purchase additional FHLB stock totaling $384. FHLB stock pays a nominal dividend of .10% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at December 31, 2011 and December 31, 2010. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at December 31, 2011.

Recently, the FHLB of Chicago announced a capital stock conversion plan effective January 1, 2012. Under the plan, existing member stock (of which we currently hold $3.25 million) was restructured into two classes. Under the capital conversion plan, the FHLB repurchased $383 of our stock in early 2012. Our remaining shares of $2,867 were restructured and are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period. However, a member must continue to hold capital stock no less than 5% of outstanding FHLB advances.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At December 31, 2011, $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $6.2 million are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2010, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $18.0 million were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At December 31, 2011, $34,416, of additional FHLB advances were available based on pledging of securities if an additional $1,721 of member capital stock were purchased. At December 31, 2010, $17,177 of additional FHLB advances were available based on pledging of securities if an additional $859 of member capital stock were purchased. The amount available for pledging increased since December 31, 2010 due to an increase in the securities portfolio in general, and a decrease in local customer repurchase agreements, which freed up security collateral for pledging to the FHLB.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $50,007 at December 31, 2011 and $57,388 at December 31, 2010. Brokered and national certificates were 12.0% and 10.8% of assets at December 31, 2011 and December 31, 2010, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, brokered certificate of deposit funding is expected to increase to the extent future loan growth is not funded with local deposit growth.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with a Bankers’ Bank, Madison, Wisconsin as a contingency liquidity source at December 31, 2011. At December 31, 2010, we maintained a $1,000 line of credit with U.S. Bank. No amounts were drawn on either line at December 31, 2011 or 2010. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $892 of financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We were subject to financial covenants associated with the line as of December 31, 2011 which required our bank subsidiary to:

  Maintain Tier 1 leverage, Tier 1 risk based capital, and Tier 2 risk based capital ratios above 8%, 10%, and 12%, respectively.
  Maintain nonperforming assets (excluding accruing troubled debt restructured loans) as a percentage of tangible equity plus the allowance for loan losses to less than 20%.

At December 31, 2011, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2012 but is expected to be renewed upon maturity.

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

2010 compared to 2009

Overnight federal funds purchased

Our aggregate federal funds purchase availability was $25,500 at December 31, 2010 compared to $24,500 at December 31, 2009. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. At December 31, 2010, our subsidiary bank’s composite ratio was approximately 24% and less than the 40% benchmark used by Bankers’ Bank. During 2010 and 2009, the only federal funds line used was our $12,500 line from Bankers’ Bank as part of our regular daily cash management system.

Federal Reserve discount window advances

During 2009, we were granted permission by the Federal Reserve to participate in their Borrower in Custody (“BIC”) program that allows us to pledge performing commercial and commercial real estate loans against overnight Discount Window advances. During 2009, the annualized interest rate due on Discount Window advances was .50%, although this rate was increased to .75% by the Federal Reserve on February 18, 2010. We could draw up to $100 million on our Discount Window line of credit, but were limited to a maximum advance of $94,980 and $74,261 at December 31, 2010 and 2009, respectively based on the BIC loan collateral pledged. At December 31, 2010, we could borrow on the Discount Window approximately 55% to 60% of the principal amount of loans pledged under the BIC program. No Discount Window advances were used during 2010 or 2009.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

During 2009, the FHLB made available the pledging of certain municipal investment securities against advances, which could increase our maximum advance liquidity with the FHLB, although this increase is not reflected in Table 29 due to specific limitations on the municipal securities eligible to be pledged. Although up to an additional $15,056 of FHLB advances could be obtained on existing mortgage collateral, due to our desire to maintain our current investment in FHLB capital stock of $3,250, the amount of unused but available FHLB advances at December 31, 2010 before additional capital stock would be required is $7,566.

Repurchase agreements and FHLB advances collateralized by investment securities

Securities not pledged to the Federal Reserve for the Discount Window or pledged to the FHLB for advances are available for pledging against repurchase agreements. During 2009, borrower costs related to repurchase agreements increased compared to other wholesale funding alternatives and the number of correspondent banks providing such financing declined. No wholesale repurchase agreements were used during 2010. As an alternative to pledging securities against repurchase agreements, such securities could also be pledged against FHLB advances, as noted previously, subject to the purchase of additional FHLB capital stock for aggregate advances in excess of $65,000.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered certificates to 20% of total assets, which gave availability of $57,388 at December 31, 2010, and $44,176 at December 31, 2009. Brokered certificates were 10.8% of assets at December 31, 2010 and 12.7% of assets at December 31, 2009.

Holding company unsecured line of credit

Our parent company, PSB Holdings, Inc. maintained a $1,000 line of credit with U.S. Bank as contingency liquidity at the holding company level at December 31, 2010 and 2009. The line of credit remained unused during 2010 and 2009.

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

During 2011, we increased our “Risk Level 1” trigger points related to commercial and industrial loans and commercial real estate loans relative to capital. The Risk Level 1 trigger for commercial and industrial loans was increased from 200% of capital at December 31, 2010 to 250% of capital as of December 31, 2011. Likewise, the Risk Level 1 trigger for commercial real estate loans was increased from 300% at December 31, 2010 to 350% at December 31, 2011. These increases were considered appropriate due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, and therefore we consistently exceeded these triggers at the prior year levels. However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position. No Risk Level triggers were exceeded at December 31, 2011 and no liquidity stress levels were considered to exist. At December, 31, 2010, commercial and industrial loans were 215% of capital and commercial real estate loans were 327% of capital, exceeding their “Risk Level 1” trigger points of 200% and 300%, respectively. However, no liquidity stress level was considered to exist at December 31, 2010.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 7.9% and 8.7% at December 31, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

We are required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Refer to Item 8, Note 19 of the Notes to Consolidated Financial Statements for these requirements and our current capital position relative to these requirements. The Dodd-Frank Act calls for higher regulatory minimums to be considered well capitalized. Although we expect the new capital guidelines to be published in 2012, no written guidance has yet been provided on how much the minimum levels will be raised. In addition, regulatory limitations on fee income and higher compliance burdens are expected to spur a wave of bank consolidation and merger and acquisition activity in the coming years. Acquisition of another bank or bank location for growth would likely pressure our regulatory capital ratios lower and increase the potential for a new common or preferred stock capital issue which could dilute existing stockholders.

The primary increase in stockholders’ equity during the three years ended December 31, 2011 has been retained net income not distributed to stockholders via cash dividends or share buybacks on the open market. Failure to remain well-capitalized would prevent us from obtaining future wholesale broker time deposits which have been an important source of funding during the past several years. Refer to Item 8, Statement of Changes in Stockholder’s Equity in the Consolidated Financial Statements for detailed activity in the capital accounts. Average tangible common capital to total assets was 8.11% during 2011 and 7.43% during 2010. Table 30 presents a reconciliation of stockholders’ equity as presented in the consolidated balance sheets for the three years ended December 31, 2011 to regulatory capital.

Table 30: Capital Ratios

At December 31,	2011	2010	2009

Stockholders’ equity	$50,362	$46,690	$42,270
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(121)	(110)	(115)
Accumulated other comprehensive income	(1,934)	(2,528)	(1,781)

Tier 1 regulatory capital	55,807	51,552	47,874
Senior subordinated notes	7,000	7,000	7,000
Add: allowance for loan losses	5,745	5,654	6,121

Total regulatory capital	$68,552	$64,206	$60,995

Average tangible assets	$602,071	$607,954	$589,241

Risk-weighted assets (as defined by current regulations)	$457,443	$449,987	$488,226

Tier 1 capital to average tangible assets (leverage ratio)	9.27%	8.48%	8.12%
Tier 1 capital to risk-weighted assets	12.20%	11.46%	9.81%
Total capital to risk-weighted assets	14.99%	14.27%	12.49%

Capital Ratios – Peoples State Bank – Subsidiary Bank:

Tier 1 capital to average tangible assets (leverage ratio)	9.99%	9.37%	9.16%
Tier 1 capital to risk-weighted assets	13.13%	12.64%	11.05%
Total capital to risk-weighted assets	14.39%	13.90%	12.30%

Capital increased $3,672, or 7.9%, during 2011 from retained net income of $4,137 which offset a $594 decline in accumulated other comprehensive income. During 2010, capital increased $4,420, or 10.5%, from retained net income of $3,626 and an increase in unrealized gain on securities available for sale of $767. We pay a regular semi-annual cash dividend as described in Item 5 of this Annual Report on Form 10-K. Prior to 2008, we maintained an informal, annual, ongoing share repurchase program of up to 1% of outstanding shares per year as described in Item 5 of this Annual Report on Form 10-K. Due to the difficulty and related cost of raising new capital to support asset growth at this time, we temporarily suspended the buyback program beginning during 2008 and no shares were repurchased during the three years ended December 31, 2011. While we do not expect to buyback a significant number of shares as treasury stock during 2012, share repurchases on the open market are one strategy we could consider to build shareholder value if capital is believed to be excessively high during the coming year.

During 2009, we issued $7,000 of senior subordinated notes to provide regulatory capital to support commercial loan growth during 2007 and 2008. Refer to Item 8, Note 11 in the Notes to Consolidated Financial Statements for detailed information on the issue. Beginning July 1, 2012, we have the ability to repay the Notes in part or in full. Repayment of the Notes to reduce interest expense is a strategy that could be considered during 2012 if capital is believed to be excessively high during the coming year.

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

Senior Subordinated Notes and Junior Subordinated Debentures represent approximately 21% of our total regulatory capital. Unlike our common stock, these capital obligations require regular quarterly interest payments that may not be eliminated if our financial condition were to deteriorate (although the interest payments on junior subordinated notes could be deferred for up to five years before considered a default of the debt). Therefore, we expect any future capital needs during the next several years beyond retained earnings from operations to be met via issuance of our authorized common or preferred stock, although no current plans for issuance of common or preferred stock exist.

In December 2010, the U.S. Treasury introduced a new small bank capital program known as the “Small Business Lending Fund” established by the Small Business Jobs Act with funding up to $30 billion in an effort to spur small business lending. Under the program, only available to well performing banks less than $10 billion in assets such as us, banks may issue Preferred Stock to the U.S. Treasury with a variable dividend rate that could later be fixed as low as 1% depending on the level of small business lending growth during the first 10 quarters following issuance of the preferred stock. The preferred stock dividend later resets to 9% on the 4 ½ year anniversary of the preferred stock issue until repaid. We decided not to participate in the Small Business Lending Fund due to concerns over the extent of organic loan growth available and strict limitations on using the capital to support assets obtained in purchase of another bank as well has our historically high level of existing regulatory capital.

We are considered well-capitalized under regulatory capital rules with total risk adjusted capital of 14.99% at December 31, 2011 compared to 14.27% at December 31, 2010. Current regulations require a minimum total risk adjusted capital ratio of 10.00% to be considered well-capitalized. During 2010, total risk weighted assets declined from recognition of certain five or more family real estate mortgage loans as subject to 50% risk weighting, rather than the 100% risk weighting assigned in prior years. In addition, we were relieved of a guarantee liability on customer debt to a correspondent bank during 2010 which further reduced risk weighted assets and increased the total risk adjusted capital ratio. These changes, along with retained 2010 net income, increased total regulatory capital significantly higher than 2009.

We maintain an incentive stock option plan approved by stockholders during 2001 and a restricted stock plan as described in Item 8, Note 18 of the Notes to Consolidated Financial Statements. The total expense recognized under both plans was $78, $43, and $25, during 2011, 2010, and 2009, respectively.

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

Table 31: Calculation of “Texas Ratio” (a non-GAAP measure) as of December 31,

(dollars in thousands)	2011	2010	2009

Total nonperforming assets	$17,883	$16,389	$17,074

Total stockholders’ equity	$50,362	$46,690	$42,270
Less: Mortgage servicing rights, net (intangible assets)	(1,205)	(1,100)	(1,147)
Less: Preferred stock capital elements	–	–	–
Add: Allowance for loan losses	7,941	7,960	7,611

Total tangible common stockholders’ equity and reserves	$57,098	$53,550	$48,734

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	31.32%	30.61%	35.04%

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

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at December 31, 2011 and 2010, and $1,901 at December 31, 2009. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 32.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 17 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

During 2011, we sold a new product that allowed certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Item 8, Note 13 of the Consolidated Financial Statements for details on the program. At December 31, 2011, there were $14,324 in interest rate swaps outstanding under the program.

Residential Mortgage Loan Servicing

We service $261,811 and $260,097 of residential real estate loans which have been sold to the FHLB and FNMA at December 31, 2011 and 2010, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA.

For loans originated and sold to the FHLB prior to November 2008, we are also paid an annualized “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB impacting $51,518, or 20%, of loans serviced for the FHLB at December 31, 2011 compared to $70,209, or 27%, at December 31, 2010. See also “Off Balance Sheet Arrangements” in Item 8, Note 17 and “Loans” in Note 4 of the Notes to Consolidated Financial Statements. Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income. Because no further loans are sold to the FHLB with our credit enhancement, we expect credit enhancement fees to decline in future years as this serviced principal is repaid. Credit enhancements fees were $16 in 2011, $29 in 2010, and $105 in 2009. Refer to Item 8, Note 6 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA. Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

Losses incurred by the FHLB on loans in the MPF 100 program and the MPF 125 program are absorbed by the FHLB in their First Loss Account. If cumulative losses were to exceed the First Loss Account, we would reimburse the FHLB for any excess losses up to the extent of our Credit Enhancement Guarantee. Ten years after the original pool master commitment date, the First Loss Account and the Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. These factors are further reset every subsequent five years until the pool is repaid. During 2010, the MPF 100 program reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 32. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

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

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. During 2011, we were required to repurchase a foreclosed loan and incur a $37 loss related to underwriting violations related to private mortgage guarantee insurance. We have reviewed our existing portfolio and believe we do not have continued risk for significant loss on other loans that could have this underwriting issue. Other than this loan, we have originated loans to these secondary market providers since 2000 and have never been required to repurchase a loan for underwriting or servicing violations and do not expect to be required to repurchase loans in the near term.

Table 32 summarizes the various programs and investors for which we serviced loans as of December 31, 2011 and 2010.

Table 32: Residential Mortgage Loan Servicing for Others

At December 31, 2011:

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$18,132	329	5.38%	104	$94	$353	$46	0.25%
FHLB MPF 125	33,386	350	5.75%	66	1,851	1,587	131	0.39%
FHLB XTRA	191,421	1,451	4.50%	18	n/a	n/a	931	0.49%
FNMA	18,872	146	4.00%	13	n/a	n/a	97	0.51%

Totals	$261,811	2,276	4.68%	30	$1,945	$1,940	$1,205	0.46%

At December 31, 2010:

			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
($000s)	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$25,245	426	5.38%	92	$94	$353	$70	0.28%
FHLB MPF 125	44,964	448	5.75%	54	1,851	1,651	146	0.32%
FHLB XTRA	178,183	1,291	4.63%	12	n/a	n/a	832	0.47%
FNMA	11,705	84	4.44%	12	n/a	n/a	52	0.44%

Totals	$260,097	2,249	4.89%	27	$1,945	$2,004	$1,100	0.42%

During 2010 and 2009, we experienced large amounts of growth in our serviced mortgage loan portfolio totaling $22,333, up 9.4% during 2010 and $51,859, up 28% during 2009, as borrowers refinanced loans during a period of historically low interest rates. During 2011, the serviced portfolio increased just $1,714, or 0.7%, and we do not expect significant serviced loan growth during 2012.

Contractual Obligations

We are a party to various contractual obligations requiring use of funds as part of our normal operations. Table 33 outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Nonmaturity deposits and overnight federal funds purchased and overnight repurchase obligations are not included in Table 33 because they are not classified as long-term obligations. Most of these obligations shown in the Table, including FHLB advances and time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash. However, renewal of these obligations is dependent on our ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB. Our funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis as outlined under the section labeled, “LIQUIDITY” in this Annual Report on Form 10-K.

Table 33: Long-Term Contractual Obligations at December 31, 2011

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Federal Home Loan Bank advances	$50,124	$–	$50,124	$–	$–
Long-term other borrowings	13,500	–	8,000	–	5,500
Junior subordinated debentures	7,732	–	–	–	7,732
Senior subordinated notes	7,000	–	–	–	7,000
Deferred compensation agreements	2,378	27	264	370	1,717
Post-retirement health insurance benefits plan	78	8	17	19	34
Long-term charitable contribution commitments	25	4	10	11	–
Branch bank operating lease commitments	23	23	–	–	–

Total long-term contractual obligations before time deposits	80,860	62	58,415	400	21,983
Time deposits	166,268	84,417	51,414	30,437	–

Total long-term contractual obligations including time deposits	$247,128	$84,479	$109,829	$30,837	$21,983

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (PSB) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of PSB’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. PSB is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of PSB’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Wipfli LLP

March 13, 2012

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2011 and 2010

(dollars in thousands except per share data)

Assets	2011	2010

Cash and due from banks	$14,805	$9,601
Interest-bearing deposits and money market funds	1,829	227
Federal funds sold	21,571	30,503

Cash and cash equivalents	38,205	40,331

Securities available for sale (at fair value)	59,383	55,273
Securities held to maturity (fair value of $50,751 and $51,662, respectively)	49,294	53,106
Bank certificates of deposit	2,484	2,484
Loans held for sale	39	436
Loans receivable, net of allowance for loan losses	437,557	431,801
Accrued interest receivable	2,068	2,238
Foreclosed assets	2,939	4,967
Premises and equipment, net	9,928	10,464
Mortgage servicing rights, net	1,205	1,100
Federal Home Loan Bank stock (at cost)	3,250	3,250
Cash surrender value of bank-owned life insurance	11,406	10,899
Other assets	5,109	4,744

TOTAL ASSETS	$622,867	$621,093

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$75,298	$57,932
Interest-bearing	406,211	407,325

Total deposits	481,509	465,257

Federal Home Loan Bank advances	50,124	57,434
Other borrowings	19,691	31,511
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	6,449	5,469

Total liabilities	572,505	574,403

Stockholders’ equity:
Preferred stock – No par value:
Authorized – 30,000 shares; no shares issued or outstanding
Common stock – No par value with a stated value of $1 per share:
Authorized – 3,000,000 shares
Issued – 1,751,431 shares	1,751	1,751
Outstanding – 1,575,804 and 1,564,297 shares, respectively
Additional paid-in capital	5,323	5,506
Retained earnings	46,111	41,974
Accumulated other comprehensive income	1,934	2,528
Treasury stock, at cost – 175,627 and 187,134 shares, respectively	(4,757)	(5,069)

Total stockholders’ equity	50,362	46,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$622,867	$621,093

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands except per share data)

	2011	2010	2009

Interest and dividend income:
Loans, including fees	$24,480	$25,419	$24,903
Securities:
Taxable	2,637	2,946	3,117
Tax-exempt	1,125	1,265	1,375
Other interest and dividends	72	35	12

Total interest and dividend income	28,314	29,665	29,407

Interest expense:
Deposits	5,428	6,974	8,701
Federal Home Loan Bank advances	1,776	1,864	2,227
Other borrowings	645	741	733
Senior subordinated notes	567	567	341
Junior subordinated debentures	341	420	454

Total interest expense	8,757	10,566	12,456

Net interest income	19,557	19,099	16,951
Provision for loan losses	1,390	1,795	3,700

Net interest income after provision for loan losses	18,167	17,304	13,251

Noninterest income:
Service fees	1,632	1,786	1,448
Mortgage banking, net	1,373	1,472	1,850
Investment and insurance sales commissions	631	633	464
Net gain (loss) on sale and writedown of securities	32	(20)	521
Increase in cash surrender value of bank-owned life insurance	415	410	411
Gain (loss) on sale of premises and equipment	15	(6)	(98)
Other operating income	1,239	1,088	980

Total noninterest income	5,337	5,363	5,576

Noninterest expense:
Salaries and employee benefits	8,337	8,467	7,452
Occupancy and facilities	1,702	1,863	1,822
Loss on foreclosed assets	1,197	849	1,130
Data processing and other office operations	1,382	1,174	957
Advertising and promotion	291	355	355
FDIC insurance premiums	505	782	986
Other operating expense	2,364	2,435	2,127

Total noninterest expense	15,778	15,925	14,829

Income before income taxes	7,726	6,742	3,998
Provision for income taxes	2,421	1,988	882

Net income	$5,305	$4,754	$3,116

Basic earnings per share	$3.37	$3.04	$2.00

Diluted earnings per share	$3.37	$3.04	$2.00

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2009	$1,751	$5,856	$36,328	$1,450	($5,486)	$39,899

Comprehensive income:
Net income			3,116			3,116
Unrealized gain on securities
available for sale, net of tax of $530				642		642
Reclassification adjustment for net security gain,
included in net income, net of tax of $205				(316)		(316)

Total comprehensive income						3,442

Grants of restricted stock		(282)			282	0
Vesting of restricted stock		25				25
Cash dividends declared $.70 per share			(1,082)			(1,082)
Cash dividends declared on unvested restricted stock			(14)			(14)

Balance, December 31, 2009	1,751	5,599	38,348	1,776	(5,204)	42,270

Comprehensive income:
Net income			4,754			4,754
Unrealized gain on securities
available for sale, net of tax of $551				847		847
Reclassification adjustment for net security loss,
included in net income, net of tax of $8				12		12
Amortization of unrealized gain on securities
available for sale transferred to securities held
to maturity included in net income, net of
tax of $60				(92)		(92)
Unrealized loss on interest rate swap,
net of tax of $31				(48)		(48)
Reclassification of interest rate swap
settlements included in earnings,
net of tax of $21				33		33

Total comprehensive income						5,506

Grants of restricted stock		(135)			135	0
Vesting of restricted stock		42				42
Cash dividends declared $.72 per share			(1,113)			(1,113)
Cash dividends declared on unvested restricted stock			(15)			(15)

Balance, December 31, 2010	1,751	5,506	41,974	2,528	(5,069)	46,690

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2010	$1,751	$5,506	$41,974	$2,528	($5,069)	$46,690
(Brought Forward)

Comprehensive income:
Net income			5,305			5,305
Unrealized gain on securities
available for sale, net of tax of $71				109		109
Reclassification adjustment for net security gain,
included in net income, net of tax of $13				(19)		(19)
Amortization of unrealized gain on securities
available for sale transferred to securities held to
maturity included in net income, net of tax of $168				(348)		(348)
Unrealized loss on interest rate swap,
net of tax of $287				(447)		(447)
Reclassification of interest rate swap settlements
included in earnings, net of tax of $72				111		111

Total comprehensive income						4,711

Proceeds from stock options issued out of treasury		(31)			76	45
Grants of restricted stock		(236)			236	0
Vesting of restricted stock		84				84
Cash dividends declared $.74 per share			(1,147)			(1,147)
Cash dividends declared on unvested restricted stock			(21)			(21)

Balance, December 31, 2011	$1,751	$5,323	$46,111	$1,934	($4,757)	$50,362

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands except per share data)

	2011	2010	2009

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$5,305	$4,754	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	2,329	2,126	1,951
Benefit for deferred income taxes	(100)	(300)	(802)
Provision for loan losses	1,390	1,795	3,700
Deferred net loan origination costs	(292)	(322)	(470)
Proceeds from sales of loans held for sale	63,305	94,005	140,574
Originations of loans held for sale	(62,267)	(93,579)	(139,373)
Gain on sale of loans	(1,064)	(1,462)	(1,750)
Provision for (recapture of) mortgage servicing rights valuation allowance	(122)	121	(113)
Net (gain) loss on sale of premises and equipment	(15)	6	98
Realized (gain) loss on sale and writedown of securities available for sale	(32)	20	(521)
Net loss on sale and provision for write-down of foreclosed assets	972	385	916
Increase in cash surrender value of bank owned life insurance	(415)	(410)	(411)
Changes in operating assets and liabilities:
Accrued interest receivable	170	(96)	53
Other assets	64	785	(3,433)
Accrued expenses and other liabilities	429	891	129

Net cash provided by operating activities	9,657	8,719	3,664

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	17,046	25,447	24,445
Proceeds from sale of securities available for sale	37	0	10,146
Proceeds from maturities of securities held to maturity	4,264	1,310	0
Payment for purchase of securities available for sale	(21,697)	(27,701)	(36,722)
Payment for purchase of securities held to maturity	(1,021)	(450)	0
Purchase of bank certificates of deposit	0	(2,484)	0
Net (increase) decrease in loans	(7,130)	1,496	(22,355)
Capital expenditures	(191)	(1,014)	(254)
Proceeds from sale of premises and equipment	15	0	0
Proceeds from sale of foreclosed assets	987	897	1,578
Purchase of bank-owned life insurance	(92)	0	(109)

Net cash used in investing activities	(7,782)	(2,499)	(23,271)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands except per share data)

	2011	2010	2009

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$17,366	$(2,071)	$5,770
Net increase (decrease) in interest-bearing deposits	(1,114)	8,597	25,160
Net decrease in Federal Home Loan Bank advances	(7,310)	(725)	(6,841)
Net increase (decrease) in other borrowings	(11,820)	3,101	2,779
Proceeds from issuance of senior subordinated notes	0	0	7,000
Dividends declared	(1,168)	(1,128)	(1,096)
Proceeds from exercise of stock options	45	0	0

Net cash provided by (used in) financing activities	(4,001)	7,774	32,772

Net increase (decrease) in cash and cash equivalents	(2,126)	13,994	13,165
Cash and cash equivalents at beginning	40,331	26,337	13,172

Cash and cash equivalents at end	$38,205	$40,331	$26,337

Supplemental cash flow information:
Cash paid during the year for:
Interest	$8,982	$10,693	$12,719
Income taxes	2,445	1,553	2,160

Noncash investing and financing activities:
Loans charged off	$1,587	$1,465	$1,636
Loans transferred to foreclosed assets	1,006	3,030	7,593
Loans originated on sale of foreclosed properties	1,075	557	1,844
Grants of unvested restricted stock at fair value	200	75	150
Vesting of restricted stock grants	84	42	25
Transfer of securities available for sale to securities held to maturity, at fair value	0	54,130	0
Amortization of unrealized gain on securities held to maturity transferred
from securities available for sale	516	152	0

See accompanying notes to consolidated financial statements.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

PSB Holdings, Inc. operates Peoples State Bank (the “Bank”), a full-service financial institution chartered as a Wisconsin commercial bank with eight locations in a primary service area including, but not limited to, Marathon, Oneida, and Vilas counties, Wisconsin. It provides a variety of retail consumer and commercial banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial treasury management services.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, agricultural, and commercial real estate loans that have a nonaccrual status or have had their terms restructured, meet this definition. Loans currently maintained on accrual status but expected to be placed on nonaccrual or have their terms restructured in the near term are also considered impaired. Large groups of homogeneous loans, such as mortgage and consumer loans, are collectively evaluated for impairment. Specific allowances on impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require PSB to make additions to the allowance for loan losses based on their judgments of collectibility resulting from information available to them at the time of their examination.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

The carrying value of OMSR recorded in PSB’s consolidated balance sheets (“mortgage servicing rights” or MSRs) is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, PSB stratifies the loans by year of origination, term of the loan, and range of interest rates within each term. If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against PSB’s loan servicing fee income, which is included as a component of mortgage banking revenue. If the periodic evaluation of impairment calls for a valuation allowance less than currently recorded, the decrease in the valuation allowance is recaptured, offsetting amortization from loan prepayments during the period and increasing mortgage banking revenue. The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income..

Federal Home Loan Bank Stock

As a member of the FHLB system, PSB is required to hold stock in the FHLB of Chicago based on the level of borrowings advanced to PSB. This stock is recorded at cost, which approximates fair value. The stock is evaluated for impairment on an annual basis. Transfer of the stock is substantially restricted.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

Derivative Instruments and Hedging Activities

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income. The fair value of derivative instruments is not offset against cash collateral paid to secure those instruments but is reflected as gross amounts outstanding on the consolidated balance sheets.

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

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Stock-Based Compensation

PSB uses the fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, which is normally the vesting period.

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

FASB ASC Topic 310, Receivables. New authoritative accounting guidance issued in July 2010 under ASC Topic 310, Receivables, required extensive new disclosures surrounding the allowance for loan losses although it did not change any credit loss recognition or measurement rules. The new rules require disclosures to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan. In addition, disclosures on internal credit grading metrics and information on impaired, nonaccrual, and restructured loans are also required. The period-end disclosures were effective for financial periods ending December 31, 2010, but deferred presentation of loan loss allowance by loan portfolio segment until the quarter ended March 31, 2011. PSB adopted the rules for loan loss allowance disclosures by loan segment effective March 31, 2011.

In April 2011, new authoritative accounting guidance concerning a creditor’s determination of whether a loan restructuring is a troubled debt restructuring was issued under ASC Topic 310, Receivables. The amendments clarified existing guidance concerning the creditor’s evaluation of whether it has granted a concession and whether the concession was to a borrower experiencing financial difficulties. The guidance clarified that a troubled debt restructuring includes modifications to a borrower experiencing financial difficulties that did not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt. In addition, a creditor may conclude that a debtor is experiencing financial difficulties even though the debtor is not currently in payment default if the debtor would be in default on any of its debt in the foreseeable future without loan modification. The clarifying guidance is expected to result in more consistent application of required accounting and disclosure for troubled debt restructurings. These amendments were adopted by PSB during the quarter ended September 30, 2011, and applied retrospectively to loans restructured since January 1, 2011. PSB did not incur a change to measurement of impairment from retrospective application of these amendments to loans restructured since January 1, 2011.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

ASC Topic 820 further provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities, or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This new authoritative accounting guidance under ASC Topic 820 was adopted on October 1, 2009, and did not have a significant impact on PSB’s financial statements.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

Future Accounting Changes

FASB ASC Topic 820, Fair Value Measurements. In May 2011, new authoritative accounting guidance concerning fair value measurements was issued. Significant provisions of the new guidance now require both domestic and international companies to follow existing United States guidance in measuring fair value. In addition, certain Level 3 unobservable inputs and impacts to fair value from sensitivity of these inputs to changes must be disclosed. Lastly, the level of fair value hierarchy used to estimate fair value of financial instruments not accounted for at fair value on the balance sheet (such as loans receivable and deposits) must be disclosed. These new disclosures are effective during the quarter ended March 31, 2012, and are not expected to have significant impact to PSB upon adoption.

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

FASB ASC Topic 210, Disclosures about Offsetting Assets and Liabilities. In December 2011, new authoritative guidance concerning disclosures of offsetting assets and liabilities such as those associated with derivative instruments was issued. The changes will require PSB to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effects of netting arrangements on its financial position. PSB currently maintains derivative positions and related collateral at gross, rather than net amounts and does not expect a significant change when these disclosures are adopted. The new disclosures are effective for the quarter ended March 2013.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Subsequent Events

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2011, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures are required as of the release date.

NOTE 2	CASH AND CASH EQUIVALENTS

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits. The total required reserve balance was $25 at December 31, 2011 and 2010.

PSB is also required to provide collateral on interest rate swap agreements with counterparties. The total required collateral on deposit with counterparties was $680 at December 31, 2011 and $350 at December 31, 2010.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks, some of which are participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program. Consequently, the majority of account balances with correspondent banks, except the FHLB and U.S. Bank, were guaranteed at December 31, 2011. PSB also maintains cash balances in money market mutual funds. Such balances are not insured. Uninsured cash and cash equivalent balances totaled $1,151 and $45 at December 31, 2011 and 2010, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 3 SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2011

Securities available for sale

U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$501	$17	$0	$518
U.S. agency issued residential mortgage-backed securities	18,754	1,068	6	19,816
U.S. agency issued residential collateralized mortgage obligations	37,774	806	7	38,573
Privately issued residential collateralized mortgage obligations	418	11	0	429
Other equity securities	47	0	0	47

Totals	$57,494	$1,902	$13	$59,383

Securities held to maturity

Obligations of states and political subdivisions	$47,404	$1,636	$30	$49,010
Nonrated trust preferred securities	1,487	40	195	1,332
Nonrated senior subordinated notes	403	6	0	409

Totals	$49,294	$1,682	$225	$50,751

December 31, 2010

Securities available for sale

U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$1,003	$38	$0	$1,041
U.S. agency issued residential mortgage-backed securities	16,580	1,110	0	17,690
U.S. agency issued residential collateralized mortgage obligations	34,934	652	75	35,511
Privately issued residential collateralized mortgage obligations	964	18	2	980
Other equity securities	51	0	0	51

Totals	$53,532	$1,818	$77	$55,273

Securities held to maturity

Obligations of states and political subdivisions	$51,234	$7	$1,435	$49,806
Nonrated trust preferred securities	1,468	25	37	1,456
Nonrated senior subordinated notes	404	0	4	400

Totals	$53,106	$32	$1,476	$51,662

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Nonrated trust preferred securities at December 31, 2011 and 2010 consist of separate obligations issued by three holding companies headquartered in Wisconsin. One of the issuers with par value totaling $750 elected to defer payment of interest beginning in 2011, and that obligation is maintained on nonaccrual status at December 31, 2011.

Nonrated senior subordinated notes at December 31, 2011 and 2010, consist of one obligation issued by a Wisconsin state chartered bank.

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2011

Securities available for sale

U.S. agency issued residential
mortgage backed securities	$2,441	$6	$0	$0	$2,441	$6
U.S. agency issued residential
collateralized mortgage obligations	1,300	7	0	0	1,300	7

Totals	$3,741	$13	$0	$0	$3,741	$13

Securities held to maturity

Obligations of states and political subdivisions	$156	$1	$1,138	$29	$1,294	$30
Nonrated trust preferred securities	0	0	450	195	450	195

Totals	$156	$1	$1,588	$224	$1,744	$225

2010

Securities available for sale

U.S. agency issued residential
collateralized mortgage obligations	$7,836	$75	$0	$0	$7,836	$75
Privately issued residential
collateralized mortgage obligations	253	2	0	0	253	2

Totals	$8,089	$77	$0	$0	$8,089	$77

Securities held to maturity

Obligations of states and political subdivisions	$43,627	$1,435	$0	$0	$43,627	$1,435
Nonrated trust preferred securities	0	0	596	37	596	37
Nonrated senior subordinated notes	400	4	0	0	400	4

Totals	$44,027	$1,439	$596	$37	$44,623	$1,476

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2011, 11 debt securities had unrealized losses with aggregate depreciation of 4.16% from the amortized cost basis, compared to 177 debt and equity securities which had unrealized losses with aggregate depreciation of 2.86% from amortized cost basis at December 31, 2010. These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase or reclassification from available-for-sale to held-to-maturity classification and are not due to changes in the financial condition of the issuers. However, the unrealized loss on nonrated trust preferred securities is due to an increase in credit spreads for risk on such investments demanded in the market and election by one issuer to defer interest payments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements. Since management does not intend to sell and has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities and senior subordinated notes at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$501	$518	$2,749	$2,755
Due after one year through five years	0	0	14,850	15,071
Due after five years through ten years	0	0	28,368	29,652
Due after ten years	0	0	3,327	3,273

Subtotals	501	518	49,294	50,751
Mortgage-backed securities and collateralized mortgage obligations	56,946	58,818	0	0

Totals	$57,447	$59,336	$49,294	$50,751

Securities with a fair value of $56,659 and $60,111 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During 2011, PSB realized a gain of $32 ($19 after tax expense) from the sale of its remaining investment in FNMA preferred stock generating proceeds of $37. There was no sale of securities during 2010. During 2010, PSB realized a loss of $20 ($12 after tax benefits) on recognition of other than temporary impairment to the amortized cost basis of its investment in FNMA preferred stock. During 2009, proceeds from the sale of securities totaled $10,146 with a gross gain of $531 ($322 after tax expense) and a gross loss of $10 ($6 after tax benefits).

During 2010, PSB transferred all of its municipal, trust preferred, and senior subordinated note securities from the available-for-sale classification to the held-to-maturity classification to better reflect its intent and practice to hold these long-term debt securities until maturity. Fair value of the securities was $54,130 at the time of the transfer, which included a $2,552 unrealized gain over the existing amortized cost basis. The unrealized gain will be amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities. Scheduled amortization at December 31, 2011, of the remaining unrealized gain is as follows:

2012	$458
2013	396
2014	335
2015	274
2016	194
Thereafter	227

Total	$1,884

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 4	LOANS

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2011	2010

Commercial, industrial, and municipal	$127,192	$129,063
Commercial real estate mortgage	184,360	180,937
Commercial construction and development	20,078	22,241
Residential real estate mortgage	78,114	71,675
Residential construction and development	13,419	13,069
Residential real estate home equity	23,193	23,774
Consumer and individual	3,732	3,929

Subtotals – Gross loans	450,088	444,688
Loans in process of disbursement	(4,787)	(5,177)

Subtotals – Disbursed loans	445,301	439,511
Net deferred loan costs	197	250
Allowance for loan losses	(7,941)	(7,960)

Net loans receivable	$437,557	$431,801

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest. The rate of interest on some of these loans is capped over the life of the loan. At December 31, 2011 and 2010, PSB held $4,846 and $9,450, respectively, of variable rate loans with interest rate caps. At December 31, 2011 and 2010, none of the loans had reached the interest rate cap.

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

	2011	2010

Loans outstanding at beginning	$7,780	$7,518
New loans	3,335	1,458
Repayments	(1,157)	(1,196)

Loans outstanding at end	$9,958	$7,780

At December 31, 2011 and 2010, PSB had total loans receivable of approximately $5,170 and $5,295, respectively, from one related party.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2011	2010	2009

Impaired loans without a valuation allowance	$5,474	$8,773	$3,772
Impaired loans with a valuation allowance	11,745	2,643	9,452

Total impaired loans before valuation allowances	17,219	11,416	13,224
Valuation allowance related to impaired loans	3,178	1,496	1,988

Net impaired loans	$14,041	$9,920	$11,236

	Years Ended December 31,
	2011	2010	2009

Average recorded investment, net of allowance for loan losses	$12,965	$10,122	$12,584

Interest income recognized	$597	$421	$287

Interest income recognized on a cash basis on impaired loans	$0	$0	$0

At December 31, 2011, $211 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2011 and 2010 were $7,974 and $9,039, respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2011 and 2010.

A summary analysis of the allowance for loan losses for the three years ended December 31 follows:

	2011	2010	2009

Balance, January 1	$7,960	$7,611	$5,521
Provision charged to operating expense	1,390	1,795	3,700
Recoveries on loans	178	19	26
Loans charged off	(1,587)	(1,465)	(1,636)

Balance, December 31	$7,941	$7,960	$7,611

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Activity for the years ended December 31, 2011 and 2010, follows:

	2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,862	$3,674	$211	$213	$0	$7,960
Provision	245	(269)	1,398	16	0	1,390
Recoveries	166	6	0	6	0	178
Charge-offs	(867)	(236)	(367)	(117)	0	(1,587)

Ending balance	$3,406	$3,175	$1,242	$118	$0	$7,941

Individually evaluated for impairment	$1,663	$885	$615	$15	$0	$3,178

Collectively evaluated for impairment	$1,743	$2,290	$627	$103	$0	$4,763

Loans receivable (gross):

Individually evaluated for impairment	$6,484	$8,063	$2,603	$69	$0	$17,219

Collectively evaluated for impairment	$120,708	$196,375	$112,123	$3,663	$0	$432,869

	2010
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,525	$3,706	$191	$189	$0	$7,611
Provision	784	416	474	121	0	1,795
Recoveries	7	0	8	4	0	19
Charge-offs	(454)	(448)	(462)	(101)	0	(1,465)

Ending balance	$3,862	$3,674	$211	$213	$0	$7,960

Individually evaluated for impairment	$1,126	$370	$0	$0	$0	$1,496

Collectively evaluated for impairment	$2,736	$3,304	$211	213	$0	$6,464

Loans receivable (gross):

Individually evaluated for impairment	$5,222	$6,194	$0	$0	$0	$11,416

Collectively evaluated for impairment	$128,085	$192,739	$108,519	$3,929	$0	$433,272

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB maintains an independent credit administration staff that continually monitors aggregate commercial loan portfolio and individual borrower credit quality trends. All commercial purpose loans are assigned a credit grade upon origination, and credit grades for nonproblem borrowers with aggregate credit in excess of $500 are reviewed annually. In addition, all past due, restructured, or identified problem loans, both commercial and consumer purpose, are reviewed and assigned an up-to-date credit grade quarterly.

PSB uses a seven point grading scale to estimate credit risk with risk rating 1, representing the high credit quality, and risk rating 7, representing the lowest credit quality. The assigned credit grade takes into account several credit quality components which are assigned a weight and blended into the composite grade. The factors considered and their assigned weight for the final composite grade is as follows:

Cash flow (30% weight) – Considers earnings trends and debt service coverage levels.

Collateral (25% weight) – Considers loan to value and other measures of collateral coverage.

Leverage (15% weight) – Considers balance sheet debt and capital ratios compared to Robert Morris & Associates (RMA) industry medians.

Liquidity (10% weight) – Considers balance sheet current, quick, and other working capital ratios compared to RMA industry medians.

Management (5% weight) – Considers the past performance, character, and depth of borrower management.

Guarantor (5% weight) – Considers the existence of a guarantor along with a bank’s past experience with the guarantor and his related liquidity and credit score.

Financial reporting (5% weight) – Considers the relative level of independent financial review obtained by the borrower on its financial statements, from audited financial statements down to existence of only tax returns or potentially unreliable financial information.

Industry (5% weight) – Considers the borrower’s industry and whether it is stable or subject to cyclical or seasonal factors.

Nonclassified loans are assigned a risk rating of 1 to 4 and have credit quality that ranges from well above average to some inherent industry weaknesses that may present higher than average risk due to conditions affecting the borrower, the borrower’s industry, or economic development.

Special mention and watch loans are assigned a risk rating of 5 when potential weaknesses exist that deserve management’s close attention. If left uncorrected, the potential weaknesses may result in deterioration of repayment prospects or in credit position at some future date. Substandard loans are assigned a risk rating of 6 and are inadequately protected by the current worth and borrowing capacity of the borrower. Well-defined weaknesses exist that may jeopardize the liquidation of the debt. There is a possibility of some loss if the deficiencies are not corrected. At this point, the loan may still be performing and accruing.

Impaired and other doubtful loans assigned a risk rating of 7 have all of the weaknesses of a substandard credit plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of current facts, conditions, and collateral values highly questionable and improbable. Impaired loans include all nonaccrual loans and all restructured loans including restructured loans performing according to the restructured terms. In special situations, an impaired loan with a risk rating of 7 could still be maintained on accrual status such as in the case of restructured loans performing according to restructured terms.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The commercial credit exposure based on internally assigned credit grade at December 31, 2011 and 2010, follows:

	2011
		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$65	$0	$0	$0	$0	$65
Minimal risk (2)	10,404	21,922	205	534	1,660	34,725
Average risk (3)	54,387	103,614	12,981	1,088	6,153	178,223
Acceptable risk (4)	38,381	42,435	2,401	307	0	83,524
Watch risk (5)	7,054	7,972	2,903	0	0	17,929
Substandard risk (6)	675	1,005	937	0	0	2,617
Impaired loans (7)	6,456	7,412	651	28	0	14,547

Total	$117,422	$184,360	$20,078	$1,957	$7,813	$331,630

	2010
		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$83	$0	$0	$0	$0	$83
Minimal risk (2)	3,854	27,792	1,055	664	1,922	35,287
Average risk (3)	57,667	107,639	7,865	1,507	6,024	180,702
Acceptable risk (4)	37,373	33,482	12,594	293	0	83,742
Watch risk (5)	10,303	6,560	145	0	0	17,008
Substandard risk (6)	4,797	3,010	237	0	0	8,044
Impaired loans (7)	4,218	2,454	345	358	0	7,375

Total	$118,295	$180,937	$22,241	$2,822	$7,946	$332,241

The consumer credit exposure based on payment activity at December 31, 2011 and 2010, follows:

	2011
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$76,474	$23,034	$13,341	$3,677	$116,526
Nonperforming	1,640	159	78	55	1,932

Total	$78,114	$23,193	$13,419	$3,732	$118,458

	2010
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$70,242	$23,632	$12,928	$3,851	$110,653
Nonperforming	1,433	142	141	78	1,794

Total	$71,675	$23,774	$13,069	$3,929	$112,447

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The payment age analysis of loans receivable disbursed at December 31, 2011 and 2010, follows:

	2011
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$670	$25	$2,041	$2,736	$114,686	$117,422	$0
Agricultural	0	0	0	0	1,957	1,957	0
Government	0	0	0	0	7,813	7,813	0

Commercial real estate:
Commercial real estate	542	0	1,229	1,771	182,589	184,360	0
Construction and development	0	0	145	145	17,195	17,340	0

Residential real estate:
Residential – Prime	1,127	173	1,144	2,444	75,670	78,114	0
Residential – HELOC	255	5	129	389	22,804	23,193	0
Construction and development	0	35	77	112	11,258	11,370	0

Consumer	11	0	54	65	3,667	3,732	0

Total	$2,605	$238	$4,819	$7,662	$437,639	$445,301	$0

	2010
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$2,235	$694	$2,305	$5,234	$113,061	$118,295	$0
Agricultural	0	0	72	72	2,750	2,822	0
Government	0	0	0	0	7,946	7,946	0

Commercial real estate:
Commercial real estate	178	355	1,545	2,078	178,859	180,937	0
Construction and development	0	145	448	593	17,930	18,523	0

Residential real estate:
Residential – Prime	649	267	758	1,674	70,001	71,675	0
Residential – HELOC	26	35	78	139	23,635	23,774	0
Construction and development	17	0	99	116	11,494	11,610	0

Consumer	8	3	78	89	3,840	3,929	0

Total	$3,113	$1,499	$5,383	$9,995	$429,516	$439,511	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The impaired loans at December 31, 2011 and 2010, and during the years then ended, by loan class, follows:

	2011
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,606	$0	$1,606	$2,409	$51
Commercial real estate	3,706	0	3,706	4,515	204
Commercial construction and development	0	0	0	120	0
Agricultural	0	0	0	150	0
Residential – Prime	162	0	162	396	1
Residential – HELOC	0	0	0	23	0
Residential construction and development	0	0	0	12	0
Consumer	0	0	0	11	0

With an allowance recorded:

Commercial and industrial	$4,850	$1,635	$3,215	$2,050	$93
Commercial real estate	3,706	694	3,012	1,637	154
Commercial construction and development	651	191	460	386	23
Agricultural	28	28	0	5	2
Residential – Prime	2,029	448	1,581	1,041	53
Residential – HELOC	268	131	137	99	9
Residential construction and development	144	36	108	74	5
Consumer	69	15	54	37	2

Totals:

Commercial and industrial	$6,456	$1,635	$4,821	$4,459	$144
Commercial real estate	7,412	694	6,718	6,152	358
Commercial construction and development	651	191	460	506	23
Agricultural	28	28	0	155	2
Residential – Prime	2,191	448	1,743	1,437	54
Residential – HELOC	268	131	137	122	9
Residential construction and development	144	36	108	86	5
Consumer	69	15	54	48	2

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2010
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$3,212	$0	$3,212	$5,372	$332
Commercial real estate	5,324	0	5,324	3,456	86
Commercial construction and development	239	0	239	119	0

With an allowance recorded:

Commercial and industrial	$2,010	$1,126	$884	$925	$0
Commercial real estate	631	370	261	250	3

Totals:

Commercial and industrial	$5,222	$1,126	$4,096	$6,297	$332
Commercial real estate	$6,194	$370	$5,824	$3,825	$89
Commercial construction and development	239	0	239	119	0

The loans on nonaccrual status at December 31, follows:

	2011	2010

Commercial:
Commercial and industrial	$4,309	$4,546
Agricultural	0	72

Commercial real estate:
Commercial real estate	1,585	2,119
Construction and development	148	508

Residential real estate:
Residential – Prime	1,640	1,433
Residential – HELOC	159	142
Construction and development	78	141

Consumer	55	78

Total	$7,974	$9,039

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table presents information concerning modifications of troubled debt made during 2011:

			Postmodification
		Premodification	Outstanding
		Outstanding	Recorded
	Number of	Recorded	Investment
As of December 31, 2011	contracts	Investment	at Period-End

Commercial and industrial	7	$1,162	$ 903
Commercial and real estate	7	4,371	4,369
Commercial construction and development	2	145	143

During the year ended December 31, 2011, approximately $4,264, or 75% of the modified loan principal was restructured to convert the payments from amortizing principal payments to interest only payments. The remaining modified principal of $1,414 was modified to extend amortization periods or to lower the existing interest rate. No loan principal as charged off or forgiven in connection with the modifications. At December 31, 2011, specific loan loss reserves maintained on loans modified or restructured during the year ended December 31, 2011, totaled $386.

The following table outlines past troubled debt restructurings that subsequently defaulted during 2011 when the default occurred within 12 months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

	Number of	Recorded
	Contracts	Investment
Commercial real estate	3	$459

The contracts noted above were originally restructured primarily to lower the interest rate and convert payments to interest only. Collateral supporting the modified loans was in the process of foreclosure at period end. Specific loan loss reserves of $108 were maintained on these impaired loans at December 31, 2011.

Under a secondary market loan servicing program with the FHLB, PSB in exchange for a monthly fee provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2011, PSB serviced payments on $51,518 of first lien residential loan principal under these terms for the FHLB. At December 31, 2011, the maximum PSB obligation for such guarantees would be approximately $1,945 if total foreclosure losses on the entire pool of loans exceed approximately $1,940. Management believes the likelihood of a reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote. PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible losses.

At December 31, 2011, PSB had originated and sold $3,331 of commercial and commercial real estate loans to other participating financial institutions to accommodate customer credit needs and maintain compliance with internal and external large borrower limits. Likewise, at December 31, 2011, PSB had purchased $12,196 of commercial and commercial real estate loans originated by other Wisconsin-based financial institutions as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers. PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB, and no servicing right asset or liability has been recognized on these relationships. Any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 5	FORECLOSED ASSETS

A summary of activity in foreclosed assets for the period ended December 31 is as follows:

	2011	2010

Balance at beginning of year	$4,967	$3,776
Transfer of loans at net realizable value to foreclosed assets	1,006	3,030
Sale proceeds	(987)	(897)
Loans made on sale of foreclosed assets	(1,075)	(557)
Net gain from sale of foreclosed assets	20	20
Provision for write-down charged to operations	(992)	(405)

Balance at end of year	$2,939	$4,967

Net gain and loss from the sale of foreclosed assets as well as the provision to expense for the partial write-down of foreclosed assets prior to sale are recorded as loss on foreclosed assets. Loss on foreclosed assets also includes periodic holding costs related to foreclosed assets. The total loss on foreclosed assets was $1,197, $849, and $1,130 during the years ended 2011, 2010, and 2009, respectively.

NOTE 6	MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $261,811 and $260,097 at December 31, 2011 and 2010, respectively. The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total

Balance at January 1, 2009	$980	($195)	$785

Additions from originated servicing	825	0	825
Amortization charged to earnings	(576)	0	(576)
Change in valuation allowance credited to earnings	0	113	113

Balance at December 31, 2009	1,229	(82)	1,147

Additions from originated servicing	550	0	550
Amortization charged to earnings	(476)	0	(476)
Change in valuation allowance charged to earnings	0	(121)	(121)

Balance at December 31, 2010	1,303	(203)	1,100

Additions from originated servicing	419	0	419
Amortization charged to earnings	(436)	0	(436)
Change in valuation allowance credited to earnings	0	122	122

Balance at December 31, 2011	$1,286	($81)	$1,205

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The table below summarizes the components of PSB’s mortgage banking income for the three years ended December 31.

	Years Ending December 31,
	2011	2010	2009

Cash gain on sale of mortgage loans	$642	$861	$956
Originated mortgage servicing rights	419	550	825
Increase (decrease) in accrued mortgage rate lock commitments	3	51	(153)

Gain on sale of mortgage loans	1,064	1,462	1,628

Mortgage servicing fee income	64 5	578	580
Foreclosure servicing credit losses	(38)
FHLB credit enhancement fee income	16	29	105
Amortization of mortgage servicing rights	(436)	(476)	(576)
Decrease (increase) in servicing right valuation allowance	122	(121)	113

Loan servicing fee income, net	309	10	222

Mortgage banking income, net	$1,373	$1,472	$1,850

NOTE 7	PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31 follows:

	2011	2010

Land	$2,235	$2,235
Buildings and improvements	9,211	9,263
Furniture and equipment	4,618	4,736

Total cost	16,064	16,234
Less – Accumulated depreciation and amortization	6,136	5,770

Totals	$9,928	$10,464

Depreciation and amortization charged to operating expenses amounted to $673 in 2011, $827 in 2010, and $801 in 2009.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease. The noncancelable branch location lease expires in May 2012. The lease is classified as operating. Future minimum payments under the noncancelable lease total $23 during 2012.

Rental expense for all operating leases was $69, $67, and $67, for the years ended December 31, 2011, 2010, and 2009, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 8	DEPOSITS

The distribution of deposits at December 31 is as follows:

	2011	2010

Non-interest-bearing demand	$75,298	$57,932
Interest-bearing demand (NOWs)	108,894	106,569
Savings	28,056	24,662
Money market	102,993	105,866
Retail and local time	91,702	103,397
Wholesale market and national time	74,566	66,831

Total deposits	$481,509	$465,257

The scheduled maturities of time deposits at December 31, 2011, are summarized as follows:

2012	$84,417
2013	35,142
2014	16,272
2015	18,092
2016	12,345
Thereafter	0

Total	$166,268

Time deposits with individual balances of $100 and over totaled $119,780 and $118,207 at December 31, 2011 and 2010, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2011 and 2010 totaled $7,941 and $11,638, respectively.

NOTE 9	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount
2011

Fixed rate, interest only	2013	2.58%-3.75%	3.09%	$8,075
Variable rate, interest only	2013	1.25%	1.25%	6,000
Fixed rate, interest only	2014	2.69%-3.45%	3.18%	31,049
Variable rate, interest only	2014	1.52%	1.52%	5,000

Totals			2.77%	$50,124

2010

Fixed rate, interest only	2011	0.97%-3.71%	3.05%	$7,310
Fixed rate, interest only	2012	2.51%-4.06%	3.71%	10,000
Fixed rate, interest only	2013	2.58%-3.75%	3.09%	8,075
Fixed rate, interest only	2014	2.69%-3.45%	3.19%	31,049
Puttable fixed rate, interest only	2019	1.91%	1.91%	1,000

Totals			3.23%	$57,434

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. PSB may draw upon an FHLB open line of credit up to approximately 65% of unencumbered one- to four-family residential first mortgage loans and 40% of residential junior mortgage loans pledged as collateral out of its portfolio. The FHLB advances are also secured by $3,250 of FHLB stock owned by PSB at December 31, 2011. PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $74,629 based on pledged performing residential real estate mortgage collateral totaling $128,740 as of December 31, 2011. At December 31, 2011, PSB’s available and unused portion of this line of credit totaled approximately $22,559. PSB also has, under a current agreement with the FHLB, an ability to borrow up to $34,416 by pledging securities.

FHLB advances drawn by PSB totaling greater than $65,000 would require PSB to purchase additional shares of FHLB capital stock. Transfer of FHLB stock is substantially restricted.

NOTE 10	OTHER BORROWINGS

Other borrowings consist of the following obligations at December 31 as follows:

	2011	2010

Short-term repurchase agreements	$6,191	$18,011
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$19,691	$31,511

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $22,977 and $36,639 at December 31, 2011 and 2010, respectively.

The following information relates to securities sold under repurchase agreements for the years ended December 31:

	2011	2010

As of end of year:
Weighted average rate	2.98%	2.15%
For the year:
Highest month-end balance	$32,644	$33,059
Daily average balance	$24,499	$26,256
Weighted average rate	2.63%	2.82%

The wholesale structured repurchase agreements are with JP Morgan Chase Bank N.A. and carry fixed rates. The repurchase agreements may be put back by the issuer to PSB on a quarterly basis. The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2011:

Maturity Date	Current Rate	Amount

November 1, 2014	4.335%	$8,000
November 1, 2017	4.090%	5,500

Totals	4.235%	$13,500

PSB has an agreement with the Federal Reserve to participate in their “Borrower in Custody” program in which performing commercial and commercial real estate loans may be pledged against short-term Discount Window advances. At December 31, 2011, the maximum amount of available advances from the Discount Window totaled $100,000, subject to available collateral pledged under the Borrower in Custody program or pledge of qualifying investment securities. At December 31, 2011, PSB had pledged $132,160 of commercial purpose loans in the program, which permitted Discount Window advances up to $100,000 against this collateral. No investment securities were pledged against the line at December 31, 2011. There were no Discount Window advances outstanding at December 31, 2011 or 2010.

PSB maintains a line of credit at the parent holding company level with Bankers’ Bank, Madison, Wisconsin, for advances up to $3,000 which expires on December 29, 2012, and is secured by a pledge of the parent holding company’s investment in the common stock of the Bank. The line carries a variable rate of interest based on changes in the prime rate. As of December 31, 2011 and 2010, no advances were outstanding on the line of credit.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 11	SENIOR SUBORDINATED NOTES

During 2009, PSB issued $7,000 of Senior Subordinated Notes (the “Notes”) on a private placement basis. The Notes carry a fixed interest rate of 8.00% paid quarterly and mature on July 1, 2019. At its option, PSB may prepay the Notes in whole or in part beginning July 1, 2012. Under current banking regulatory capital rules, for the first five years of the issue, PSB may reclassify the Notes as Tier 2 equity capital. Beginning in the sixth year, the amount eligible to be classified as regulatory capital declines 20% per year until the Note’s final maturity. Total interest expense on the Notes was $567 during 2011 and 2010, and $341 during 2009. Notes held by related parties including directors, their families, or significant shareholders totaled $3,250 at December 31, 2011.

NOTE 12	JUNIOR SUBORDINATED DEBENTURES

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005. The subordinated debentures mature in 2035 and carried a fixed rate of interest of 5.82% during the five-year period ending September 2010. Following the fixed rate period, the debentures pay a variable rate of interest based on changes in the three-month LIBOR plus 1.70%, adjusted quarterly. During 2010, PSB entered into a cash flow hedge to fix the payments of interest (excluding the credit spread) on the debentures for a seven-year period ending September 2017 at a rate of 2.72%. Including the credit spread, the net interest due on the notes until September 2017 will be equal to a fixed rate of 4.42%. Total interest expense on the junior subordinated debentures was $341 in 2011, $420 in 2010, and $454 in 2009. The subordinated debentures may be called by PSB in part or in full on a quarterly basis.

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

As of December 31, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

	2011	2010
Notional amount:	$7,500	$7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.55%	0.30%
Maturity:	9/15/17	9/15/17
Unrealized loss (fair value)	$576	$25

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity in 2011 or 2010. Risk management results for the year ended December 31, 2011, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness. At December 31, 2011, the fair value of the interest rate swap of $576 was recorded in other liabilities. Net unrealized losses on the derivative instrument recognized in other comprehensive income during the year ended December 31, 2011, totaled $447, net of tax. The net amount of other comprehensive loss reclassified into interest expense during the year ended December 31, 2011 was $111, net of tax. As of December 31, 2011, approximately $169 of losses reported in other comprehensive income related to the interest rate swap ($102 after tax benefits) are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending December 31, 2012. The interest rate swap agreements are secured by cash and cash equivalents of $680 at December 31, 2011.

As of December 31, 2011, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designed as hedges. There were no customer-related swaps outstanding at December 31, 2010.

At December 31, 2011, the following floating interest rate swaps were outstanding with customers:

Notional amount	$14,324
Receive fixed rate (average)	2.05%
Pay variable rate (average)	0.29%
Maturity	March 2015-October 2021
Weighted average remaining term	4.9 years
Unrealized gain fair value	$555

At December 31, 2011, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

Notional amount	$14,324
Pay fixed rate (average)	2.05%
Receive variable rate (average)	0.29%
Maturity	March 2015-October 2021
Weighted average remaining term	4.9 years
Unrealized loss fair value	($555)

NOTE 14	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

PSB has established a 401(k) profit sharing plan for its employees. PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary. PSB also may declare a discretionary profit sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2011, 2010, and 2009 was $470, $446, and $274, respectively.

PSB maintains deferred compensation agreements with certain executives and directors. PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred. PSB directors may elect to defer earned directors’ fees into a separate deferred directors’ fees plan. No PSB match is made on deferred directors’ fees. Cumulative deferred balances earn a crediting rate generally equal to 100% of PSB’s return on average equity subject to a maximum crediting rate of 15% per year. The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15 years following each participant’s normal retirement date. PSB is accruing this liability over the participant’s remaining periods of service. The liability outstanding under the agreements was $2,378 and $1,948 at December 31, 2011 and 2010, respectively. The amount charged to operations was $232, $215, and $127 for 2011, 2010, and 2009, respectively.

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired bank officers and their spouses. Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005. Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement. Plan benefits for these retired officers and spouses continue until the officer’s death. No current employees are eligible for benefits under this plan. At December 31, 2011, there were three retirees receiving benefits. The liability for future postretirement health care benefits was $78 and $108 at December 31, 2011 and 2010, respectively. Postretirement health care benefit plan (income) expense was ($25), $0, and ($14) in 2011, 2010, and 2009, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 15	SELF-FUNDED HEALTH INSURANCE PLAN

PSB has established an employee medical benefit plan to self-insure claims up to $55 per year for each individual with no stop-loss per year for participants in the aggregate. Coverages will continue at the same level in 2012. PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $68 and $78 as of December 31, 2011 and 2010, respectively. Health and dental insurance expense recorded in 2011, 2010, and 2009, was $852, $941,and $882, respectively.

NOTE 16	INCOME TAXES

The components of the provision for income taxes are as follows:

	2011	2010	2009

Current income tax provision:
Federal	$1,915	$1,688	$1,244
State	606	600	440

Total current	2,521	2,288	1,684

Deferred income tax benefit:
Federal	(60)	(220)	(652)
State	(40)	(80)	(150)

Total deferred	(100)	(300)	(802)

Total provision for income taxes	$2,421	$1,988	$882

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2011		2010		2009
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$2,627	34.0	$2,292	34.0	$1,359	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(480)	(6.2)	(527)	(7.8)	(557)	(13.9)
Bank-owned life insurance	(141)	(1.8)	(139)	(2.1)	(140)	(3.5)
State income tax	374	4.8	343	5.1	191	4.8
Other	41	0.5	19	0.3	29	0.7

Provision for income taxes	$2,421	31.3	$1,988	29.5	$882	22.1

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities. The major components of the net deferred tax assets are as follows:

	2011	2010

Deferred tax assets:
Allowance for loan losses	$3,129	$3,136
Deferred compensation and directors’ fees	971	790
Investment securities	26	203
State net operating loss	150	150
Accrued interest receivable	89	204
Foreclosed assets	543	306
Interest rate swaps	225	10
Other	40	89
Valuation allowances	(150)	(150)

Gross deferred tax assets	5,023	4,738

Deferred tax liabilities:
Premises and equipment	669	685
Mortgage servicing rights	475	433
FHLB stock	326	326
Unrealized gain on securities available for sale	1,488	1,598
Deferred net loan origination costs	85	107
Prepaid expenses	243	287

Gross deferred tax liabilities	3,286	3,436

Net deferred tax asset	$1,737	$1,302

Prior to 2009, PSB paid state income taxes on individual, unconsolidated net earnings. At December 31, 2011, net operating loss carryforwards of the parent company of approximately $2.8 million existed to offset future state taxable income. These net operating losses will begin to expire in 2012. A valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses expected to be utilized to offset future income. If realized, the tax benefit for this item will reduce current tax expense for that period. There was no change in the valuation allowance during 2011 and 2010.

At December 31, 2011, federal tax returns remained open for Internal Revenue Service (IRS) review for tax years after 2007, while state tax returns remain open for review by state taxing authorities for tax years after 2006. There were no federal or state income tax audits being conducted at December 31, 2011.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

	2011	2010

Commitments to extend credit – Fixed and variable rates	$68,491	$69,464
Commercial standby letters of credit – Variable rate	3,627	2,644
Unused home equity lines of credit – Variable rate	23,702	22,327
Unused credit card commitments – Variable rate	2,862	3,145
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	1,945	1,945

Totals	$100,627	$99,525

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

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to various secondary market agency providers, PSB enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans. PSB had approximately $6,704 and $6,026 in firm commitments outstanding to deliver loans through the Program at December 31, 2011 and 2010, respectively, from rate lock commitments made with customers. Once delivered to the Program, until November 2008, PSB provided a contractually agreed-upon credit enhancement with the commitment to perform servicing of the loans. Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. PSB received a fee for this credit enhancement. PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees. PSB no longer delivers loans to the FHLB or other secondary market agency providers that required a credit enhancement guarantee.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 18	STOCK BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock are reserved for options to officers and key employees of PSB at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised any time after the option grant’s six-month anniversary. These options expire ten years after the grant date, and all currently unexercised options will expire by April 2012. As of December 31, 2011, all 560 options outstanding were eligible to be exercised at an exercise price of $16.83 per share. The following table summarizes information regarding stock options outstanding at December 31, 2011, and activity during the three years ended December 31, 2011, 2010, and 2009.

		Weighted
		Average
	Shares	Price

January 1, 2009	4,476	$15.96
Options granted	0
Options exercised	0
Option forfeited	(195)	15.86

December 31, 2009	4,281	15.96
Options granted	0
Options exercised	0
Option forfeited	(636)	15.84

December 31, 2010	3,645	15.99
Options granted	0
Options exercised	(2,812)	15.84
Option forfeited	(273)	15.83

December 31, 2011	560	$16.83

No common stock options were issued, and no expense was recorded in the three years ended December 31, 2011. As of December 31, 2011, no additional shares of common stock remain reserved for future option grants to officers and key employees under the option plan approved by the shareholders.

PSB granted shares of restricted stock to certain employees having a market value of $200, $75, and $150 during 2011, 2010, and 2009, respectively. The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings since significantly all restricted shares are expected to vest to employees. As of December 31, 2011, 24,358 shares of restricted stock remained unvested. Unvested shares are subject to forfeiture upon employee termination.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table summarizes information regarding unvested restricted stock and shares outstanding during the three years ended December 31, 2011, 2010, and 2009.

	Unvested	Weighted Average
	Shares	Grant Value

January 1, 2009	3,916	$25.53
Restricted shares granted	10,416	25.53

December 31, 2009	14,332	17.44
Restricted shares granted	4,983	15.05
Restricted shares vested	(785)	25.53

December 31, 2010	18,530	16.46
Restricted shares granted	8,695	23.00
Restricted shares vested	(2,867)	17.45

December 31, 2011	24,358	$18.68

During 2011, total compensation expense of $78 (before tax benefits of $31) was recorded from amortization of restricted shares expected to vest. During 2010, total compensation expense of $43 (before tax benefits of $17) was recorded from amortization of restricted shares expected to vest. During 2009, total compensation expense of $25 (before tax benefits of $10) was recorded from amortization of restricted shares expected to vest. Future projected compensation expense (before tax benefits) assuming all restricted shares eventually vest to employees would be as follows:

2012	$85
2013	105
2014	85
2015	55
2016	40

Total	$370

NOTE 19	CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2011, the most recent regulatory financial report categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total capital (to risk weighted assets):
Consolidated	$68,552	14.99%	$36,595	8.00%	N/A	N/A
Peoples State Bank	$65,751	14.39%	$36,560	8.00%	$45,700	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$55,807	12.20%	$18,298	4.00%	N/A	N/A
Peoples State Bank	$60,011	13.13%	$18,280	4.00%	$27,420	6.00%

Tier I capital (to average assets):
Consolidated	$55,807	9.27%	$24,083	4.00%	N/A	N/A
Peoples State Bank	$60,011	9.99%	$24,037	4.00%	$30,047	5.00%

As of December 31, 2010:
Total capital (to risk weighted assets):
Consolidated	$64,206	14.27%	$35,995	8.00%	N/A	N/A
Peoples State Bank	$62,532	13.90%	$35,990	8.00%	$44,987	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$51,552	11.46%	$17,994	4.00%	N/A	N/A
Peoples State Bank	$56,860	12.64%	$17,994	4.00%	$26,991	6.00%

Tier I capital (to average assets):
Consolidated	$51,552	8.48%	$24,317	4.00%	N/A	N/A
Peoples State Bank	$56,860	9.37%	$24,273	4.00%	$30,342	5.00%

NOTE 20	EARNINGS PER SHARE

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

	2011	2010	2009

Weighted average shares outstanding	1,574,153	1,564,256	1,559,285
Effect of dilutive stock options outstanding	817	869	744

Diluted weighted average shares outstanding	1,574,970	1,565,125	1,560,029

Basic earnings per share	$3.37	$3.04	$2.00

Diluted earnings per share	$3.37	$3.04	$2.00

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 21	RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB. At December 31, 2011, management believes that maintaining the regulatory framework of the Bank at the well-capitalized level will effectively restrict potential dividends from the Bank to an amount less than $20,051. Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator.

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

Some assets and liabilities, such as securities available for sale and interest rate swaps, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as impaired loans, foreclosed assets, mortgage servicing rights, and mortgage rate lock commitments are measured at fair value on a nonrecurring basis.

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

At December 31, 2011 and 2010, Level 3 securities include common stock investments in securities that are not traded on an active market. Amortized historical cost of the security is assumed to approximate fair value of these investments.

Loans – Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired (see Note 4) may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements. Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements. Other fair value measurements that incorporate internal collateral appraisals or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements at market rates, are considered Level 3 measurements and represent an income approach to fair value.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. Significant unobservable inputs at December 31, 2011, used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	0.68%
Weighted average prepayment speed: PSA	253%
Weighted average cash flow discount rate	9.34%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is not measured on a recurring basis. Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage rate lock commitments is considered a Level 3 measurement and represents an income approach to fair value. Significant unobservable inputs at December 31, 2011, used to measure fair value included:

  Estimated failure to close on 10% of period-end rate lock commitments
  Estimated combined cash gain on sale of principal and originated mortgage servicing rate equal to 1% of mortgage rate lock loan principal

Interest rate swap agreements – Fair values for interest rate swap agreements are based on the amounts required to settle the contracts based on valuations provided by third-party dealers in the contracts.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets and	Markets for	Other	Significant
	Liabilities	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2011
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$518	$0	$518	$0
U.S. agency issued residential MBS and CMO	58,389	0	58,389	0
Privately issued residential MBS and CMO	429	0	429	0
Other equity securities	47	0	0	47

Total securities available for sale	59,383	0	59,336	47
Interest rate swaps	555	0	555	0

Total assets	$59,938	$0	$59,891	$47

Liabilities – Interest rate swaps	$1,131	$0	$1,131	$0

2010
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$1,041	$0	$1,041	$0
Obligations of states and political subdivisions
U.S. agency issued residential MBS and CMO	53,201	0	53,201	0
Privately issued residential MBS and CMO	980	0	980	0
Other equity securities	51	0	0	51

Total assets	$55,273	$0	$55,222	$51

Liabilities – Interest rate swaps	$25	$0	$25	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31:

Securities
Available
for Sale

Balance at January 1, 2010:	$1,609
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	(95)
Purchases, maturities, and sales	400
Transferred from Level 2 to Level 3 - FNMA preferred stock	5
Transferred to held to maturity classification	(1,868)

Balance at December 31, 2010	$51

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2010	$0

Balance at January 1, 2011:	$51
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	(4)

Balance at December 31, 2011	$47

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2011	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31 follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2011
Assets:
Impaired loans	$4,086	$0	$0	$4,086
Foreclosed assets	2,939	0	0	2,939
Mortgage servicing rights	1,205	0	0	1,205
Mortgage rate lock commitments	60	0	0	60

Total assets	$8,290	$0	$0	$8,290

2010
Assets:
Impaired loans	$1,147	$0	$0	$1,147
Foreclosed assets	4,967	0	0	4,967
Mortgage servicing rights	1,100	0	0	1,100
Mortgage rate lock commitments	57	0	0	57

Total assets	$7,271	$0	$0	$7,271

At December 31, 2011, loans with a carrying amount of $5,306 were considered impaired and were written down to their estimated fair value of $4,086, net of a valuation allowance of $1,220. At December 31, 2010, loans with a carrying amount of $2,643 were considered impaired and were written down to their estimated fair value of $1,147, net of a valuation allowance of $1,496. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At December 31, 2011, mortgage servicing rights with a carrying amount of $1,286 were considered impaired and were written down to their estimated fair value of $1,205, resulting in an impairment allowance of $81. At December 31, 2010, mortgage servicing rights with a carrying amount of $1,303 were considered impaired and were written down to their estimated fair value of $1,100, resulting in an impairment allowance of $203. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

PSB estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by PSB to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value.

Securities held to maturity – Fair value of securities held to maturity is based on dealer quotations on similar securities at period-end, which is considered a Level 2 measurement.

Bank certificates of deposit – Fair value of fixed rate certificates of deposit is estimated by discounting future cash flows using current rates at which similar certificates could be purchased.

Loans – Fair value of variable rate loans that reprice frequently are based on carrying values. Loans with an active sale market, such as one- to four-family residential mortgage loans, estimate fair value based on sales of loans with similar structure and credit quality. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

Loans held for sale – Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$38,205	$38,205	$40,331	$40,331
Securities	108,677	110,134	108,379	106,935
Bank certificates of deposit	2,484	2,577	2,484	2,510
Net loans receivable and loans held for sale	437,596	444,799	432,237	441,157
Accrued interest receivable	2,068	2,068	2,238	2,238
Mortgage servicing rights	1,205	1,205	1,100	1,100
Mortgage rate lock commitments	60	60	57	57
FHLB stock	3,250	3,250	3,250	3,250
Cash surrender value of life insurance	11,406	11,406	10,899	10,899
Interest rate swaps	555	555	0	0

Financial liabilities:

Deposits	$481,509	$484,640	$465,257	$468,331
FHLB advances	50,124	52,547	57,434	59,909
Other borrowings	19,691	21,454	31,511	33,105
Senior subordinated notes	7,000	7,120	7,000	6,695
Junior subordinated debentures	7,732	4,849	7,732	3,986
Interest rate swaps	1,131	1,131	25	25
Accrued interest payable	623	623	848	848

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 23	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are condensed balance sheets as of December 31, 2011 and 2010, and condensed statements of income and cash flows for the years ended December 31, 2011, 2010, and 2009, for PSB Holdings, Inc.

Balance Sheets

December 31, 2011 and 2010

Assets	2011	2010

Cash and due from banks	$3,108	$1,930
Investment in Peoples State Bank	62,417	59,533
Other assets	884	704

TOTAL ASSETS	$66,409	$62,167

Liabilities and Stockholders’ Equity

Accrued dividends payable	$583	$563
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Other liabilities	732	182
Total stockholders’ equity	50,362	46,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,409	$62,167

Statements of Income

Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Income:
Dividends from Peoples State Bank	$2,875	$2,525	$1,950
Dividends from other investments	6	13	17
Interest	6	4	12

Total income	2,887	2,542	1,979

Expenses:
Interest expense on senior subordinated notes	567	567	341
Interest expense on junior subordinated debentures	341	420	454
Transfer agent and shareholder communication	38	31	27
Other	95	73	123

Total expenses	1,041	1,091	945

Income before income taxes and equity in undistributed net income of Peoples State Bank	1,846	1,451	1,034
Recognition of income tax benefit	402	420	372

Net income before equity in undistributed net income of Peoples State Bank	2,248	1,871	1,406
Equity in undistributed net income of Peoples State Bank	3,057	2,883	1,710

Net income	$5,305	$4,754	$3,116

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$5,305	$4,754	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(3,057)	(2,883)	(1,710)
Decrease (increase) in other assets	5	(55)	(125)
Increase (decrease) in other liabilities	28	(3)	140
Increase in dividends payable	20	17	19

Net cash provided by operating activities	2,301	1,830	1,440

Net cash used in investing activities – Investment in Peoples State Bank	0	0	(7,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	45	0	0
Proceeds from issuance of senior subordinated notes	0	0	7,000
Dividends declared	(1,168)	(1,128)	(1,096)

Net cash provided by (used in) financing activities	(1,123)	(1,128)	5,904

Net increase in cash and due from banks	1,178	702	344
Cash and due from banks at beginning	1,930	1,228	884

Cash and due from banks at end	$3,108	$1,930	$1,228

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 24	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

2011

Interest income	$7,043	$7,113	$7,095	$7,063
Interest expense	2,279	2,247	2,228	2,003
Net interest income	4,764	4,866	4,867	5,060
Provision for loan losses	360	430	360	240
Noninterest income	1,397	1,197	1,367	1,376
Net income	1,285	1,226	1,394	1,400
Basic earnings per share *	0.82	0.78	0.89	0.89
Diluted earnings per share *	0.82	0.78	0.88	0.89

2010

Interest income	$7,214	$7,473	$7,612	$7,366
Interest expense	2,829	2,678	2,593	2,466
Net interest income	4,385	4,795	5,019	4,900
Provision for loan losses	460	585	510	240
Noninterest income	1,091	1,297	1,463	1,512
Net income	881	1,208	1,331	1,334
Basic earnings per share *	0.56	0.77	0.85	0.85
Diluted earnings per share *	0.56	0.77	0.85	0.85

2009

Interest income	$7,331	$7,324	$7,279	$7,473
Interest expense	3,231	3,156	3,153	2,916
Net interest income	4,100	4,168	4,126	4,557
Provision for loan losses	700	600	800	1,600
Noninterest income	1,368	1,442	1,203	1,563
Net income	1,006	883	738	489
Basic earnings per share *	0.65	0.57	0.47	0.31
Diluted earnings per share *	0.65	0.57	0.47	0.31

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2011, of PSB’s disclosure controls and procedures. PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 15, 2012, relating to the 2012 annual meeting of stockholders (the “2012 Proxy Statement”) under the subcaption “Proposal No. 1 - Election of Directors – Election of Directors.”

PSB’s executive officers include Peter W. Knitt, age 53, President and Chief Executive Officer of PSB and Peoples State Bank since July 2006 and previously Senior Vice President of Peoples State Bank, and Scott M. Cattanach, age 43, Treasurer of PSB and Secretary of PSB since January 2007, and Senior Vice President and Chief Financial Officer of Peoples State Bank.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Kraft (Chairman), Mr. Crooks, Mr. Fish, and Mr. Polzer serve on the Audit Committee (PSB is not a “listed issuer” as defined in SEC Rule 10A-3).

Financial Expert

The SEC has adopted rules that require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an “audit committee financial expert.”  Based on its review of the SEC rules, the Board has concluded that Kevin J. Kraft is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934.  In making this determination, the Board considered Mr. Kraft’s educational background and his business experience, which is described in PSB’s 2012 Proxy Statement under the subcaption “Proposal No. 1 – Election of Directors – Election of Directors.”  The Board has also determined, as disclosed in our 2012 Proxy Statement, that Mr. Kraft satisfies the criteria for director independence under the listing standards applicable to companies listed on The Nasdaq National Market.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Proposal No. 1 - Election of Directors – Director Compensation for 2011.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2012 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

The following table sets forth, as of December 31, 2011, information with respect to the sole compensation plan under which PSB’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	560	$16.83	0

Equity compensation plans
not approved by security holders	0	N/A	N/A

Total	560	$16.83	0

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Proposal No. 1 - Election of Directors – Director Compensation for 2011.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2011 and 2010
(ii)	Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009
(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
(v)	Notes to Consolidated Financial Statements

(2)	No financial statement schedules are required by Item 15(b).

(3)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 12, 2008)

3.2	Bylaws, as amended on February 21, 2006 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1	Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2	Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3	Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the terms of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1	Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2	Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3	2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4	Peoples State Bank Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2010)*

10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.6	Amendment to Restricted Stock Plan dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

10.7	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 17, 2008)*

10.8	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*

10.9	Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.10	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.11	2005 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.12	Peoples State Bank Survivor Income Benefit Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*

10.13	Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.14	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 17, 2008)*

10.15	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*

10.16	Executive Deferred Compensation Agreement with Peter W. Knitt dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.17	Amendment to Executive Deferred Compensation Agreement with Peter W. Knitt dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 17, 2008)*

21.1	Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

*Denotes Executive Compensation Plans and Arrangements.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PSB Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB Holdings, Inc.
March 15, 2012	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2012.

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

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

