Form 10-Q
period 2012-03-31
PSB HOLDINGS INC /WI/
filed 2012-05-15
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes         ☐            No        ☒

The number of common shares outstanding at May 15, 2012 was 1,584,637.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2012

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2012 unaudited, December 31, 2011 derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2012	2011
Assets

Cash and due from banks	$6,662	$14,805
Interest-bearing deposits and money market funds	1,250	1,829
Federal funds sold	11,804	21,571

Cash and cash equivalents	19,716	38,205

Securities available for sale (at fair value)	63,145	59,383
Securities held to maturity (fair value of $50,917 and $50,751, respectively)	49,492	49,294
Bank certificates of deposit	2,484	2,484
Loans held for sale	852	39
Loans receivable, net	435,481	437,557
Accrued interest receivable	2,179	2,068
Foreclosed assets	3,108	2,939
Premises and equipment, net	9,866	9,928
Mortgage servicing rights, net	1,151	1,205
Federal Home Loan Bank stock (at cost)	2,867	3,250
Cash surrender value of bank-owned life insurance	11,507	11,406
Other assets	4,940	5,109

TOTAL ASSETS	$606,788	$622,867

Liabilities

Non-interest-bearing deposits	$62,452	$75,298
Interest-bearing deposits	404,054	406,211

Total deposits	466,506	481,509

Federal Home Loan Bank advances	50,124	50,124
Other borrowings	18,944	19,691
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	4,980	6,449

Total liabilities	555,286	572,505

Stockholders’ equity

Preferred stock - no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,584,077 and 1,575,804 shares, respectively	1,751	1,751
Additional paid-in capital	5,115	5,323
Retained earnings	47,288	46,111
Accumulated other comprehensive income, net of tax	1,880	1,934
Treasury stock, at cost – 167,354 and 175,627 shares, respectively	(4,532)	(4,757)

Total stockholders’ equity	51,502	50,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606,788	$622,867

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2012	2011

Interest and dividend income:
Loans, including fees	$5,841	$6,044
Securities:
Taxable	572	678
Tax-exempt	263	297
Other interest and dividends	19	24

Total interest and dividend income	6,695	7,043

Interest expense:
Deposits	1,152	1,429
FHLB advances	352	457
Other borrowings	148	167
Senior subordinated notes	142	142
Junior subordinated debentures	85	84

Total interest expense	1,879	2,279

Net interest income	4,816	4,764
Provision for loan losses	160	360

Net interest income after provision for loan losses	4,656	4,404

Noninterest income:
Service fees	402	379
Mortgage banking	312	425
Investment and insurance sales commissions	138	130
Increase in cash surrender value of life insurance	101	106
Other noninterest income	289	357

Total noninterest income	1,242	1,397

Noninterest expense:
Salaries and employee benefits	2,163	2,110
Occupancy and facilities	406	453
Loss on foreclosed assets	233	295
Data processing and other office operations	404	313
Advertising and promotion	58	61
FDIC insurance premiums	107	189
Other noninterest expenses	748	532

Total noninterest expense	4,119	3,953

Income before provision for income taxes	1,779	1,848
Provision for income taxes	599	563

Net income	$1,180	$1,285
Basic earnings per share	$0.74	$0.82
Diluted earnings per share	$0.74	$0.82

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(dollars in thousands – unaudited)	2012	2011

Net income	$1,180	$1,285

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	2	(53)

Amortization of unrealized gain on securities available for sale transferred to securities
held to maturity included in net income	(71)	(86)

Unrealized gain (loss) on interest rate swap	(10)	26

Reclassification adjustment of interest rate swap settlements included in earnings	25	27

Comprehensive income	$1,126	$1,199

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2012

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands – unaudited)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2012	$1,751	$5,323	$46,111	$1,934	$(4,757)	$50,362

Comprehensive income:
Net income			1,180			1,180
Unrealized gain on securities
available for sale, net of tax				2		2
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income, net of tax				(71)		(71)
Unrealized loss on interest rate swap, net of tax				(10)		(10)
Reclassification of interest rate swap settlements
included in earnings, net of tax				25		25

Total comprehensive income						1,126

Purchase of treasury stock					(5)	(5)
Issuance of new restricted stock grants		(230)			230	—
Vesting of existing restricted stock grants		22				22
Cash dividends declared on unvested restricted stock grants			(3)			(3)

Balance March 31, 2012	$1,751	$5,115	$47,288	$1,880	$(4,532)	$51,502

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(dollars in thousands – unaudited)	2012	2011

Cash flows from operating activities:

Net income	$1,180	$1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	649	535
Provision for loan losses	160	360
Deferred net loan origination costs	(95)	(75)
Gain on sale of loans	(349)	(205)
Provision for (recapture of) servicing right valuation allowance	66	(141)
Loss on sale and write-down of foreclosed assets	189	200
Increase in cash surrender value of life insurance	(101)	(106)
Changes in operating assets and liabilities:
Accrued interest receivable	(111)	(106)
Other assets	210	115
Other liabilities	(1,445)	(1,427)

Net cash provided by operating activities	353	435

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	5,526	4,631
Securities held to maturity	1,210	945
Payment for purchase of:
Securities available for sale	(9,518)	(12,428)
Securities held to maturity	(1,537)	(442)
Redemption of FHLB stock	383	—
Net (increase) decrease in loans	951	(4,142)
Capital expenditures	(99)	(19)
Proceeds from sale of foreclosed assets	—	74
Purchase of bank-owned life insurance	—	(93)

Net cash used in investing activities	(3,084)	(11,474)

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2012

(continued)

(dollars in thousands – unaudited)	2011	2012

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(12,846)	(6,870)
Net decrease in interest-bearing deposits	(2,157)	(14,104)
Net increase in FHLB advances	—	3,667
Net decrease in other borrowings	(747)	(4,057)
Dividends declared	(3)	(3)
Proceeds from exercise of stock options	—	4
Purchase of treasury stock	(5)	—

Net cash used in financing activities	(15,758)	(21,363)

Net decrease in cash and cash equivalents	(18,489)	(32,402)
Cash and cash equivalents at beginning	38,205	40,331

Cash and cash equivalents at end	$19,716	$7,929

Supplemental cash flow information:

Cash paid during the period for:
Interest	$1,924	$2,353
Income taxes	310	475

Noncash investing and financing activities:

Loans charged off	$347	$946
Loans transferred to foreclosed assets	358	135
Issuance of unvested restricted stock grants at fair value	200	200
Vesting of restricted stock grants	22	26

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2011 should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$501	$11	$—	$512
U.S. agency issued residential mortgage-backed securities	18,993	1,034	14	20,013
U.S. agency issued residential collateralized mortgage obligations	41,358	872	19	42,211
Privately issued residential collateralized mortgage obligations	352	10	—	362
Other equity securities	47	—	—	47

Totals	$61,251	$1,927	$33	$63,145

Securities held to maturity

Obligations of states and political subdivisions	$47,598	$1,571	$67	$49,102
Nonrated trust preferred securities	1,491	38	122	1,407
Nonrated senior subordinated notes	403	5	—	408

Totals	$49,492	$1,614	$189	$50,917

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$501	$17	$—	$518
U.S. agency issued residential mortgage-backed securities	18,754	1,068	6	19,816
U.S. agency issued residential collateralized mortgage obligations	37,774	806	7	38,573
Privately issued residential collateralized mortgage obligations	418	11	—	429
Other equity securities	47	—	—	47

Totals	$57,494	$1,902	$13	$59,383

Securities held to maturity

Obligations of states and political subdivisions	$47,404	$1,636	$30	$49,010
Nonrated trust preferred securities	1,487	40	195	1,332
Nonrated senior subordinated notes	403	6	—	409

Totals	$49,294	$1,682	$225	$50,751

Securities with a fair value of $47,863 and $56,659 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

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

The composition of loans, categorized by the type of the loan, is as follows:

	March 31, 2012	December 31, 2011

Commercial, industrial, and municipal	$130,552	$127,192
Commercial real estate mortgage	178,844	184,360
Commercial construction and development	18,165	20,078
Residential real estate mortgage	78,588	78,114
Residential construction and development	13,122	13,419
Residential real estate home equity	23,380	23,193
Consumer and individual	3,390	3,732

Subtotals - Gross loans	446,041	450,088
Loans in process of disbursement	(3,004)	(4,787)

Subtotals - Disbursed loans	443,037	445,301
Net deferred loan costs	199	197
Allowance for loan losses	(7,755)	(7,941)

Net loans receivable	$435,481	$437,557

The following is a summary of information pertaining to impaired loans at period-end:

	March 31, 2012	December 31, 2011

Impaired loans without a valuation allowance	$6,560	$5,474
Impaired loans with a valuation allowance	11,049	11,745

Total impaired loans before valuation allowances	17,609	17,219
Valuation allowance related to impaired loans	3,099	3,178

Net impaired loans	$14,510	$14,041

Activity in the allowance for loans losses during the three months ended March 31, 2012 and 2011, follows:

	March 31, 2012
Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,406	$3,175	$1,242	$118	$—	$7,941
Provision	(35)	(149)	348	(4)	—	160
Recoveries	1	—	—	—	—	1
Charge offs	(102)	—	(237)	(8)	—	(347)

Ending balance	$3,270	$3,026	$1,353	$106	$—	$7,755
Individually evaluated for impairment	$1,445	$947	$689	$18	$—	$3,099
Collectively evaluated for impairment	$1,825	$2,079	$664	$88	$—	$4,656

Loans receivable (gross):

Individually evaluated for impairment	$6,281	$8,693	$2,564	$71	$—	$17,609
Collectively evaluated for impairment	$124,271	$188,316	$112,526	$3,319	$—	$428,432

	March 31, 2011
Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning balance	$3,862	$3,674	$211	$213	$—	$7,960
Provision	650	(868)	672	(94)	—	360
Recoveries	1	—	—	2	—	3
Charge offs	(725)	(132)	(82)	(7)	—	(946)

Ending balance	$3,788	$2,674	$801	$114	$—	$7,377
Individually evaluated for impairment	$1,844	$820	$349	$44	$—	$3,057
Collectively evaluated for impairment	$1,944	$1,854	$452	$70	$—	$4,320

Loans receivable (gross):

Individually evaluated for impairment	$6,813	$4,985	$1,150	$472	$—	$13,420
Collectively evaluated for impairment	$120,177	$207,101	$105,008	$3,601	$—	$435,887

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

The commercial credit exposure based on internally assigned credit grade at March 31, 2012, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$37	$—	$—	$—	$—	$37
Minimal risk (2)	10,488	21,862	180	529	1,648	34,707
Average risk (3)	58,862	99,037	11,514	1,216	11,128	181,757
Acceptable risk (4)	31,762	40,283	2,392	305	—	74,742
Watch risk (5)	7,470	8,602	1,856	—	—	17,928
Substandard risk (6)	826	998	1,592	—	—	3,416
Impaired loans (7)	6,253	8,062	631	28	—	14,974

Total	$115,698	$178,844	$18,165	$2,078	$12,776	$327,561

The commercial credit exposure based on internally assigned credit grade at December 31, 2011, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$65	$0	$0	$0	$0	$65
Minimal risk (2)	10,404	21,922	205	534	1,660	34,725
Average risk (3)	54,387	103,614	12,981	1,088	6,153	178,223
Acceptable risk (4)	38,381	42,435	2,401	307	0	83,524
Watch risk (5)	7,054	7,972	2,903	0	0	17,929
Substandard risk (6)	675	1,005	937	0	0	2,617
Impaired loans (7)	6,456	7,412	651	28	0	14,547

Total	$117,422	$184,360	$20,078	$1,957	$7,813	$331,630

The consumer credit exposure based on payment activity at March 31, 2012, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$76,673	$23,196	$13,044	$3,332	$116,245
Nonperforming	1,915	184	78	58	2,235

Total	$78,588	$23,380	$13,122	$3,390	$118,480

The consumer credit exposure based on payment activity at December 31, 2011, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$76,474	$23,034	$13,341	$3,677	$116,526
Nonperforming	1,640	159	78	55	1,932

Total	$78,114	$23,193	$13,419	$3,732	$118,458

The payment age analysis of loans receivable disbursed at March 31, 2012, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$942	$313	$1,269	$2,524	$113,174	$115,698	$—
Agricultural	—	—	—	—	2,078	2,078	—
Government	—	—	—	—	12,776	12,776	—

Commercial real estate:

Commercial real estate	312	242	1,358	1,912	176,932	178,844	—
Commercial construction and development	42	—	127	169	16,948	17,117	—

Residential real estate:

Residential – Prime	1,762	102	1,167	3,031	75,557	78,588	—
Residential – HELOC	118	12	99	229	23,151	23,380	—
Residential – construction and development	35	—	78	113	11,053	11,166	—

Consumer	102	2	57	161	3,229	3,390	—

Total	$3,313	$671	$4,155	$8,139	$434,898	$443,037	$—

The payment age analysis of loans receivable disbursed at December 31, 2011, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$670	$25	$2,041	$2,736	$114,686	$117,422	$—
Agricultural	—	—	—	—	1,957	1,957	—
Government	—	—	—	—	7,813	7,813	—

Commercial real estate:

Commercial real estate	542	—	1,229	1,771	182,589	184,360	—
Commercial construction and development	—	—	145	145	17,195	17,340	—

Residential real estate:

Residential – prime	1,127	173	1,144	2,444	75,670	78,114	—
Residential – HELOC	255	5	129	389	22,804	23,193	—
Residential – construction and development	—	35	77	112	11,258	11,370	—

Consumer	11	—	54	65	3,667	3,732	—

Total	$2,605	$238	$4,819	$7,662	$437,639	$445,301	$—

Impaired loans as of March 31, 2012, and during the three months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$1,930	$—	$1,930	$1,768	$15
Commercial real estate	4,167	—	4,167	3,937	72
Residential – prime	363	—	363	263	2
Residential – HELOC	100	—	100	50	1

With an allowance recorded:

Commercial & industrial	$4,323	$1,417	$2,906	$3,061	$19
Commercial real estate	3,895	778	3,117	3,065	37
Commercial construction & development	631	169	462	461	7
Agricultural	28	28	—	—	—
Residential – prime	1,818	502	1,316	1,449	2
Residential – HELOC	184	145	39	88	—
Residential construction & development	99	42	57	83	1
Consumer	71	18	53	54	—

Totals:

Commercial & industrial	$6,253	$1,417	$4,836	$4,829	$34
Commercial real estate	8,062	778	7,284	7,002	109
Commercial construction & development	631	169	462	461	7
Agricultural	28	28	—	—	—
Residential – prime	2,181	502	1,679	1,712	4
Residential – HELOC	284	145	139	138	1
Residential construction & development	99	42	57	83	1
Consumer	71	18	53	54	—

The impaired loans at December 31, 2011, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,606	$—	$1,606	$2,409	$51
Commercial real estate	3,706	—	3,706	4,515	204
Commercial construction and development	—	—	—	120	—
Agricultural	—	—	—	150	—
Residential – Prime	162	—	162	396	1
Residential – HELOC	—	—	—	23	—
Residential construction and development	—	—	—	12	—
Consumer	—	—	—	11	—

With an allowance recorded:

Commercial and industrial	$4,850	$1,635	$3,215	$2,050	$93
Commercial real estate	3,706	694	3,012	1,637	154
Commercial construction and development	651	191	460	386	23
Agricultural	28	28	—	5	2
Residential – Prime	2,029	448	1,581	1,041	53
Residential – HELOC	268	131	137	99	9
Residential construction and development	144	36	108	74	5
Consumer	69	15	54	37	2

Totals:

Commercial and industrial	$6,456	$1,635	$4,821	$4,459	$144
Commercial real estate	7,412	694	6,718	6,152	358
Commercial construction and development	651	191	460	506	23
Agricultural	28	28	—	155	2
Residential – Prime	2,191	448	1,743	1,437	54
Residential – HELOC	268	131	137	122	9
Residential construction and development	144	36	108	86	5
Consumer	69	15	54	48	2

Loans on nonaccrual status at period-end, follows:

	March 31, 2012	December 31, 2011

Commercial:

Commercial and industrial	$3,995	$4,309
Agricultural	—	—
Government	—	—

Commercial real estate:

Commercial real estate	1,709	1,585
Commercial construction and development	130	148

Residential real estate:

Residential – prime	1,915	1,640
Residential – HELOC	184	159
Residential construction and development	78	78

Consumer	58	55

Total	$8,069	$7,974

The following tables present information concerning modifications of troubled debt made during the three months ended March 31, 2012 and 2011. During the quarter ended March 31, 2012, the commercial and industrial contracts identified below were modified to convert from amortizing principal payments to interest only payments and the commercial real estate contract was modified to capitalize unpaid property taxes. During the quarter ended March 31, 2011, the commercial and industrial contract identified below was modified to defer principal payments due. No loan principal was charged off or forgiven in connection with the modifications during the quarters ended March 31, 2012 or 2011. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables concerning modified loans below represents principal outstanding before specific reserves. Specific loan reserves maintained in connection with these impaired loans totaled $58 at March 31, 2012 and $4 at March 31, 2011.

The following table presents information concerning modifications of troubled debt made during the quarter ended March 31, 2012:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of March 31, 2012 ($000s)	contracts	investment	investment at period-end

Commercial and industrial	3	$ 180	$ 180
Commercial real estate	1	$ 379	$ 379

The following table presents information concerning modifications of troubled debt made during the quarter ended March 31, 2011:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of March 31, 2011 ($000s)	contracts	investment	investment at period-end

Commercial and industrial	1	$ 25	$ 25

During the quarters ended March 31, 2012 or 2011, there were no defaults of troubled debt restructurings that were previously restructured within the past 12 months. Default is defined as 90 days or more past due on restructured payments.

NOTE 4 – FORECLOSED ASSETS

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

A summary of activity in foreclosed assets is as follows:

	Three months ended
	March 31,
	2012	2011

Balance at beginning of period	$2,939	$4,967

Transfer of loans at net realizable value to foreclosed assets	358	135
Sale proceeds	—	(74)
Net gain from sale of foreclosed assets	—	24
Provision for write-down charged to operations	(189)	(224)

Balance at end of period	$3,108	$4,828

NOTE 5 – DEPOSITS

The distribution of deposits at period end is as follows:

	March 31, 2012	December 31, 2011

Non-interest bearing demand	$62,452	$75,298
Interest bearing demand (NOWs)	106,221	108,894
Savings	27,871	28,056
Money market	110,788	102,993
Retail and local time	90,296	91,702
Broker and national time	68,878	74,566

Total deposits	$466,506	$481,509

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of the following obligations at March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011

Federal funds purchased	$—	$—
Short-term repurchase agreements	5,444	6,191
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$18,944	$19,691

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $22,100 at March 31, 2012 and $22,977 at December 31, 2011.

The following information relates to securities sold under repurchase agreements and other borrowings for the periods ended March 31:

	Three months ended
	March 31,
	2012	2011

As of end of period - weighted average rate	3.09%	2.42%
For the period:
Highest month-end balance	$19,156	$32,644
Daily average balance	$19,072	$30,714
Weighted average rate	3.12%	2.21%

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	March 31, 2012	December 31, 2011

Notional amount:	$ 7,500	$ 7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.47%	0.55%
Maturity:	September 2017	September 2017
Unrealized gain (loss) fair value:	$ (552)	$ (576)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the three months ended March 31, 2012 or 2011. Risk management results for the three months ended March 31, 2012 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2012, approximately $169 of losses ($103 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending March 31, 2013. The interest rate swap agreement was secured by cash and cash equivalents of $780 at March 31, 2012, and by $680 at December 31, 2011.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	March 31, 2012	December 31, 2011

Notional amount:	$ 15,458	$ 14,324
Receive fixed rate (average):	1.99%	2.05%
Pay variable rate (average):	0.24%	0.29%
Maturity:	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	4.6 years	4.9 years
Unrealized gain (loss) fair value:	$ 516	$ 555

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	March 31, 2012	December 31, 2011

Notional amount:	$ 15,458	$ 14,324
Pay fixed rate (average):	1.99%	2.05%
Receive variable rate (average):	0.24%	0.29%
Maturity:	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	4.6 years	4.9 years
Unrealized gain (loss) fair value:	$ (516)	$ (555)

NOTE 8 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31, 2012
Period ended March 31, 2012	Pre-tax Inc.	Income Tax Exp.
(dollars in thousands)	(Exp.)	(Credit)

Unrealized gain on securities available for sale	4	2
Amortization of unrealized gain on securities available for sale transferred to securities
held to maturity included in net income	(117)	(46)
Unrealized loss on interest rate swap	(17)	(7)
Reclassification adjustment of interest rate swap settlements included in earnings	41	16

Totals	$(89)	$(35)

	Three Months Ended
	March 31, 2011
Period ended March 31, 2011	Pre-tax Inc.	Income Tax Exp.
(dollars in thousands)	(Exp.)	(Credit)

Unrealized loss on securities available for sale	(87)	(34)
Amortization of unrealized gain on securities available for sale transferred to securities
held to maturity included in net income	(142)	(56)
Unrealized gain on interest rate swap	43	17
Reclassification adjustment of interest rate swap settlements included in earnings	45	18

Totals	$(141)	$(55)

NOTE 9 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders. As of March 31, 2012 and December 31, 2011, 560 options were outstanding and eligible to be exercised at an exercise price of $16.83 per share. These options were subsequently exercised during April 2012. During the three months ended March 31, 2011, 263 options were exercised at $15.80 per share.

PSB granted restricted stock to certain employees having an initial market value of $200 during the three months ended March 31, 2012 and 2011. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the three months ended March 31, compensation expense recorded from amortization of restricted shares expected to vest to employees was $22 and $26 during 2012 and 2011, respectively.

The following tables summarize information regarding restricted stock outstanding at March 31, 2012 and 2011 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2011	18,530	$16.46
Restricted stock granted	8,695	23.00
Restricted stock legally vested	(2,867)	(17.45)

March 31, 2011	24,358	$18.68

January 1, 2012	24,358	$18.68
Restricted stock granted	8,473	23.60
Restricted stock legally vested	(3,865)	(16.88)

March 31, 2012	28,966	$20.36

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2012	$105
2013	125
2014	125
2015	95
2016	80
Thereafter	40

Totals	$570

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
	March 31,
(dollars in thousands, except per share data - Unaudited)	2012	2011

Net income	$1,180	$1,285

Weighted average shares outstanding	1,583,941	1,572,825
Effect of dilutive stock options outstanding	177	1,227

Diluted weighted average shares outstanding	1,584,118	1,574,052

Basic earnings per share	$0.74	$0.82
Diluted earnings per share	$0.74	$0.82

NOTE 11 – PSB HOLDINGS, INC. ACQUISITION OF MARATHON STATE BANK

On March 16, 2012, PSB announced that it had entered into a definitive agreement under which PSB will pay cash to acquire all outstanding shares of common stock of Marathon State Bank, a privately owned bank with $107 million in total assets as of March 31, 2012 located in the Village of Marathon City, Wisconsin (“Marathon”). Under the terms of the agreement, PSB will pay an estimated cash purchase price of $5.6 million, which is equal to 100% of Marathon’s tangible net book value following a special dividend by Marathon to its shareholders to reduce its book equity ratio to 6% of total assets. The transaction is expected to be accretive to PSB’s 2012 earnings excluding estimated one-time merger costs of approximately $220 (including $117 of such costs expensed in the quarter ended March 31, 2012) and pre-tax integration costs of approximately $450 related primarily to data processing system conversion and sale of PSB’s existing branch location in the same community after consolidating operations into the Marathon State Bank facility. The transaction is expected to close during the June 2012 quarter pending regulatory approval. The following table presents key information for PSB Holdings, Inc. estimated on a consolidated pro-forma basis as of the upcoming merger date:

PSB Holdings, Inc.
Pro-forma with Marathon State Bank

Total loans receivable, net	$ 465,000
Total deposits	554,000
Total assets	695,000
Core deposit intangible asset	440
Regulatory Tier 1 leverage ratio	8.20%
Regulatory Tier 2 total capital ratio	14.20%

PSB does not expect to record a purchased goodwill asset in connection with the Marathon acquisition.

NOTE 12 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Some assets and liabilities, such as securities available for sale, loans held for sale, mortgage rate lock commitments, and interest rate swaps, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as impaired loans, foreclosed assets, and mortgage servicing rights are measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities available for sale – Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy and are measured on a recurring basis. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage-related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data and represents a market approach to fair value.

At March 31, 2012 and December 31, 2011, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

Loans held for sale – Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value and are measured on a recurring basis. The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement and represents a market approach to fair value.

Impaired loans – Loans are not measured at fair value on a recurring basis. Carrying value of impaired loans that are not collateral dependent are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements. However, impaired loans considered to be collateral dependent are measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements. Other fair value measurements that incorporate internal collateral appraisals or broker price opinions, net of selling costs, or estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements and represent a market approach to fair value.

In the absence of a recent independent appraisal, collateral dependent impaired loans are valued based on a recent broker’s price opinion generally discounted by 10% plus estimated selling costs. In the absence of a broker’s price opinion, collateral dependent impaired loans are valued at the lower of last appraisal value or the current real estate tax value discounted by 20% to 50%, depending on internal judgments on the condition of the property, plus estimated selling costs. Property values are impacted by many macroeconomic factors. In general, a declining economy or rising interest rates would be expected to lower fair value of collateral dependent impaired loans while an improving economy or falling interest rates would be expected to increase fair value of collateral dependent impaired loans.

Foreclosed assets – Real estate and other property acquired through, or in lieu of, loan foreclosure are not measured at fair value on a recurring basis. Initially, foreclosed assets are recorded at fair value less estimated costs to sell at the date of foreclosure. Valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell. Fair value measurements are based on current formal or informal appraisals of property value compared to recent comparable sales of similar property. Independent appraisals reflecting comparable sales are considered Level 2 measurements, while internal assessments of appraised value based on current market activity, including broker price opinions, are considered Level 3 measurements and represent a market approach to fair value. Property values are impacted by many macroeconomic factors. In general, a declining economy or rising interest rates would be expected to lower fair value of foreclosed assets while an improving economy or falling interest rates would be expected to increase fair value of foreclosed assets.

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which we maintain mortgage servicing rights. Therefore, declining long term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at March 31, 2012 used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	1.32%
Weighted average prepayment speed: PSA	276%
Weighted average discount rate	9.30%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is measured on a recurring basis. Fair value is based on current secondary market pricing for delivery of similar loans and the value of originated mortgage servicing rights on loans expected to be delivered, which is considered a Level 2 fair value measurement.

Interest rate swap agreements – Fair values for interest rate swap agreements are based on the amounts required to settle the contracts based on valuations provided by third-party dealers in the contracts, which is considered a Level 2 fair value measurement, and are measured on a recurring basis.

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at March 31, 2012:

Securities available for sale:

U.S. Treasury and agency debentures	$512	$—	$512	$—
U.S. agency issued residential MBS and CMO	62,224	—	62,224	—
Privately issued residential MBS and CMO	362	—	362	—
Other equity securities	47	—	—	47

Total securities available for sale	63,145	—	63,098	47
Loans held for sale	852	—	852	—
Mortgage rate lock commitments	67	—	67	—
Interest rate swap agreements	516	—	516	—

Total assets	$64,580	$—	$64,533	$47

Liabilities – Interest rate swap agreements	$1,068	$—	$1,068	$—

Assets measured at fair value on a recurring basis at December 31, 2011:

Securities available for sale:

U.S. Treasury and agency debentures	$518	$—	$518	$—
U.S. agency issued residential MBS and CMO	58,389	—	58,389	—
Privately issued residential MBS and CMO	429	—	429	—
Other equity securities	47	—	—	47

Total securities available for sale	59,383	—	59,336	47
Loans held for sale	39	—	39	—
Mortgage rate lock commitments	60	—	60	—
Interest rate swap agreements	555	—	555	—

Total assets	$60,037	$—	$59,990	$47

Liabilities – Interest rate swap agreements	$1,131	$—	$1,131	$—

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2011:	$51
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at March 31, 2011	$51

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2011	$—

Balance at January 1, 2012	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at March 31, 2012	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2012	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at March 31, 2012:

Impaired loans	$1,938	$—	$—	$1,938
Foreclosed assets	3,108	—	450	2,658
Mortgage servicing rights	1,151	—	—	1,151

Total assets	$6,197	$—	$450	$5,747

Assets measured at fair value on a nonrecurring basis at December 31, 2011:

Impaired loans	$4,086	$—	$—	$4,086
Foreclosed assets	2,939	—	587	2,352
Mortgage servicing rights	1,205	—	—	1,205

Total assets	$8,230	$—	$587	$7,643

At March 31, 2012, loans with a carrying amount of $2,965 were considered impaired and were written down to their estimated fair value of $1,938 net of a valuation allowance of $1,027. At December 31, 2011, loans with a carrying amount of $5,306 were considered impaired and were written down to their estimated fair value of $4,086, net of a valuation allowance of $1,220. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses.

At March 31, 2012, mortgage servicing rights with a carrying amount of $1,298 were considered impaired and were written down to their estimated fair value of $1,151, resulting in an impairment allowance of $147. At December 31, 2011, mortgage servicing rights with a carrying amount of $1,286 were considered impaired and were written down to their estimated fair value of $1,205, resulting in an impairment allowance of $81. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

PSB estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by PSB to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents – Fair value reflects the carrying value of cash, which is a Level 1 measurement.

Securities held to maturity – Fair value of securities held to maturity is based on dealer quotations on similar securities near period-end, which is considered a Level 2 measurement. Certain debt issued by banks or bank holding companies purchased by PSB as securities held to maturity is valued on a cash flow basis discounted using market rates reflecting credit risk of the borrower, which is considered a Level 3 measurement.

Bank certificates of deposit – Fair value of fixed rate certificates of deposit included in other investments is estimated by discounting future cash flows using current rates at which similar certificates could be purchased, which is a Level 3 measurement.

Loans – Fair value of variable rate loans that reprice frequently are based on carrying values. Loans with an active sale market, such as one- to four-family residential mortgage loans, estimate fair value based on sales of loans with similar structure and credit quality. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans are estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable. Except for collateral dependent impaired loans valued using an independent appraisal of collateral value, reflecting a Level 2 fair value measurement, fair value of loans is considered to be a Level 3 measurement due to internally developed discounted cash flow measurements.

Federal Home Loan Bank stock – Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank, which is considered a Level 3 fair value measurement.

Accrued interest receivable and payable – Fair value approximates the carrying value, which is considered a Level 3 fair value measurement.

Cash value of life insurance – Fair value is based on reported values of the assets by the issuer which are redeemable to the insured, which is considered a Level 1 fair value measurement.

Deposits – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on issue of similar time deposits. Use of internal discounted cash flows provides a Level 3 fair value measurement.

FHLB advances and other borrowings – Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made as calculated by the lender or correspondent. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of these borrowings. Fair values based on lender provided settlement provisions are considered a Level 2 fair value measurement. Other borrowings with local customers in the form of repurchase agreements are estimated using internal assessments of discounted future cash flows, which is a Level 3 measurement.

Senior subordinated notes and junior subordinated debentures – Fair value of fixed rate, fixed term notes and debentures are estimated internally by discounting future cash flows using the current rates at which similar borrowings would be made, which is a Level 3 fair value measurement.

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	March 31, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$19,716	$19,716	$19,716	$—	$—
Securities	112,637	114,062	—	112,200	1,862
Bank certificates of deposit	2,484	2,561	—	—	2,561
Net loans receivable and loans held for sale	436,333	443,375	—	852	442,523
Accrued interest receivable	2,179	2,179	—	—	2,179
Mortgage servicing rights	1,151	1,151	—	—	1,151
Mortgage rate lock commitments	67	67	—	67	—
FHLB stock	2,867	2,867	—	—	2,867
Cash surrender value of life insurance	11,507	11,507	11,507	—	—
Interest rate swap agreements	516	516	—	516	—

Financial liabilities ($000s):

Deposits	$466,506	$469,479	$—	$—	$469,479
FHLB advances	50,124	52,303	—	52,303	—
Other borrowings	18,944	20,438	—	14,994	5,444
Senior subordinated notes	7,000	7,089	—	—	7,089
Junior subordinated debentures	7,732	4,728	—	—	4,728
Interest rate swap agreements	1,068	1,068	—	1,068	—
Accrued interest payable	578	578	—	—	578

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2011:

	December 31, 2011
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$38,205	$38,205	$38,205	$—	$—
Securities	108,677	110,134	—	108,346	1,788
Other investments	2,484	2,577	—	—	2,577
Net loans receivable and loans held for sale	437,596	444,799	—	39	444,760
Accrued interest receivable	2,068	2,068	—	—	2,068
Mortgage servicing rights	1,205	1,205	—	—	1,205
Mortgage rate lock commitments	60	60	—	60	—
FHLB stock	3,250	3,250	—	—	3,250
Cash surrender value of life insurance	11,406	11,406	11,406	—	—
Interest rate swap agreements	555	555	—	555	—

Financial liabilities ($000s):

Deposits	$481,509	$484,640	$—	$—	$484,640
FHLB advances	50,124	52,547	—	52,547	—
Other borrowings	19,691	21,454	—	15,163	6,291
Senior subordinated notes	7,000	7,120	—	—	7,120
Junior subordinated debentures	7,732	4,849	—	—	4,849
Interest rate swap agreements	1,131	1,131	—	1,131	—
Accrued interest payable	623	623	—	—	623

NOTE 14 – CURRENT YEAR AND COMPARABLE PRIOR YEAR PERIOD ACCOUNTING CHANGES

FASB ASC Topic 220, “Comprehensive Income.” In June 2011, new authoritative accounting guidance was approved that required changes to the presentation of comprehensive net income. Effective during the quarter ended March 31, 2012, PSB began to present comprehensive income as a separate financial statement directly after the basic income statement. Adoption of the new presentation standards for comprehensive income did not have any financial impact to PSB’s financial results or operations.

FASB ASC Topic 820, “Fair Value Measurements.” In May 2011, new authoritative accounting guidance concerning fair value measurements was issued. Significant provisions of the new guidance now require both domestic and international companies to follow existing United States guidance in measuring fair value. In addition, certain Level 3 unobservable inputs and impacts to fair value from sensitivity of these inputs to changes must be disclosed. Lastly, the level of fair value hierarchy used to estimate fair value of financial instruments not accounted for at fair value on the balance sheet (such as loans receivable and deposits) must be disclosed. These new disclosures were adopted during the quarter ended March 31, 2012 and did not have a significant impact to PSB financial reporting or operations.

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

NOTE 15 – FUTURE ACCOUNTING CHANGES

FASB ASC Topic 210, “Balance Sheet.” In December 2011, new authoritative accounting guidance concerning disclosure of information about offsetting and related arrangements associated with derivative instruments was issued. New requirements will require additional disclosures associated with offsetting and collateral arrangements with derivative instruments to enable users of PSB’s financial statements to understand the effect of those arrangements on its financial position. These new disclosures are effective during the quarter ended March 31, 2013 and are not expected to have significant impact to PSB’s financial results or operations upon adoption.

NOTE 16 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2012 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of March 31, 2012 compared to December 31, 2011 and results of our operations for the three months ended March 31, 2012 compared to the results of operations for the three months ended March 31, 2011. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Management’s discussion and analysis, like other portions of this Quarterly Report on Form 10-Q, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and, from time to time, in our other filings with the Securities Exchange Commission. We do not intend to update forward-looking statements. This discussion and analysis should be considered in light of that cautionary statement. Additional risk factors relating to an investment in our common stock are also described under Item 1A of the 2011 Annual Report on Form 10-K.

This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and per employee data.

EXECUTIVE OVERVIEW

Results of Operations

March 2012 quarterly earnings were $1,180, or $.74 per diluted share, compared to $1,285, or $.82 per diluted share, during the March 2011 quarter. Compared to the prior year quarter, earnings were negatively impacted by recognition of $117 of professional and legal fees associated with our pending acquisition of Marathon State Bank. Excluding these one-time costs, March 2012 net income would have been $1,297, or $.82 per diluted share. Compared to March 2011, current quarterly earnings were supported by a reduction in credit costs, including lower provision for loan losses and loss on foreclosed assets, which declined $262, to $393 during March 2012 compared to $655 during March 2011. As expected, noninterest income declined 11%, to $1,242 during March 2012 compared to $1,397 during March 2011 on lower mortgage banking income and lower commissions earned on sale of interest swaps to customers in connection with origination of commercial loans. Excluding loss on foreclosed assets, noninterest expenses increased $228, or 6%, to $3,886 during March 2012 compared to $3,658 during March 2011 on higher data processing costs and the previously noted merger professional fees.

Total assets declined 3%, or $16,079, during the three months ended March 31, 2012 compared to December 31, 2011, primarily from an $18,489 decline in cash and cash equivalents as seasonal deposits were withdrawn by customers. In addition, net loans receivable declined $2,076, or 0.5%. Competitive factors, primarily from significantly larger banks in our area, provide a difficult environment for loan growth and pressure that is likely to lower loan yields compared to 2011. While March 2012 net margin was 3.50% compared to 3.45% during March 2011, it is lower than net margin of 3.64% seen during the linked December 2011 quarter. A slow economy and significant loan competition combined with regulatory changes associated with overdraft fees and debit card interchange income could cause a decline in net interest income and noninterest income during 2012 compared to 2011. As during March 2012 quarter, income growth over the prior year is likely dependent on our ability to reduce credit costs from levels seen during 2011.

Total nonperforming assets of $18,850 at March 31, 2012 increased $967, or 5.4%, since December 31, 2011 due to an increase in restructuring of troubled debt maintained on accrual status, which increased $703. Total nonperforming assets were 3.11% and 2.87% of total assets at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the allowance for loan losses was $7,755, or 1.75% of total loans (52% of nonperforming loans), compared to $7,941, or 1.78% of total loans (56% of nonperforming loans) at December 31, 2011. Restructured loans maintained on accrual status and performing according to terms were 37% and 35% of total nonperforming assets at March 31, 2012 and December 31, 2011, respectively. Looking ahead, we continue to face the likelihood of restructuring certain problem commercial related loans to minimize potential credit losses, which may increase nonperforming assets in future quarters even if restructured loans perform according to their new terms.

Pending Acquisition of Marathon State Bank

PSB recently announced its agreement to purchase Marathon State Bank, a $107 million in total assets bank in the Village of Marathon City, Wisconsin (“Marathon”). Marathon is a competitor in our existing market area. Following completion of the merger of our existing Marathon City branch with Marathon State Bank, PSB will represent the only financial institution located in this rural community of 1,547, located 11 miles away from our home office in Wausau, Wisconsin. Refer to Note 11 of the Notes to Consolidated Financial Statements for more financial information on this cash acquisition. The purchase is expected to close during the June 2012 quarter and will provide us with a significant increase in local deposits and liquidity, lessening our long-term reliance on out of area wholesale funding and reducing our average cost of funds.

Liquidity

Total assets were $606,788 at March 31, 2012, down $16,079 compared to $622,867 at December 31, 2011, but up $7,346 compared to $599,442 at March 31, 2011. Total loans receivable declined $2,076, or 0.5%, to $435,481 compared to December 31, 2011. However, the majority of the asset decline during the March 2012 quarter was in cash and cash equivalents which declined $18,489 since December 31, 2011. The decline in cash was in response to lower funding levels including core deposits which declined $9,385, including a $7,649 decline in seasonal municipal deposits. Separately, wholesale and national deposits declined $5,688. At March 31, 2012, wholesale funding including brokered and national deposits, FHLB advances, and other borrowings were $137,946, or 22.7% of total assets, compared to 23.2% of total assets at December 31, 2011, and 25.9% at March 31, 2011.

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At March 31, 2012, unused (but available) wholesale funding was approximately $235 million, or 39% of total assets, compared to $238 million, or 38% of total assets at December 31, 2011. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit. Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis. Although we have no Discount Window amounts outstanding, approximately 39% of unused but available liquidity at March 31, 2012 and 42% at December 31, 2011 was represented by available Discount Window advances. Discount Window advances are secured by performing commercial purpose loans pledged to the Federal Reserve.

Capital Resources

During the three months ended March 31, 2012, stockholders’ equity increased $1,140 primarily from net income of $1,180 during the quarter. Net book value per share at March 31, 2012 was $32.51 compared to $31.96 at December 31, 2011, and $30.46 at March 31, 2011, an increase of 6.7% during the past 12 months. Average common stockholders’ equity, excluding unrealized security gains and other comprehensive income, was 8.10% of average assets during the three months ended March 31, 2012 compared to 7.29% during the same period in 2011 as retained net income (net of dividends paid to shareholders) has increased equity while average assets declined 1.6% during March 2012 compared to March 2011.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. PSB was considered “well capitalized” under banking regulations at March 31, 2012 with a leverage capital ratio of 9.41% and a total risk adjusted capital ratio of 15.42% compared to a leverage ratio of 9.27% and a total risk adjusted capital ratio of 14.99% at December 31, 2011. Regulatory minimums to be considered well capitalized are 5% for leveraged capital and 10% for risk adjusted total capital.

PSB retains the ability to prepay its $7 million in 8% senior subordinated notes on a monthly basis beginning July 1, 2012. After considering total regulatory capital needs for loan growth or merger and acquisition activities, we may prepay some or all of the 8% notes during 2012. Repayment of the entire debentures would reduce interest expense by approximately $140 per quarter.

Approximately 21% of our total regulatory capital at March 31, 2012 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest aggregating $223 (before tax benefits). Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed. Due to relatively high cost of capital options, the cash purchase acquisition of Marathon State Bank, and potential future merger and acquisition activities requiring capital, we do not expect to buy back significant treasury stock shares during 2012, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $261 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at March 31, 2012. At March 31, 2012, we have provided a credit enhancement against FHLB loss under five separate “master commitments” together approximating 18% of the total serviced principal (down from 20% at December 31, 2011), up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.9 million on this remaining loan pool of approximately $47 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). Since inception of our guarantees to the FHLB beginning in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account. No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at March 31, 2012) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $15,458). These arrangements and related off balance sheet commitments are outlined in Note 7 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps were $552 and $576 at March 31, 2012 and December 31, 2011, respectively before tax benefits.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $91 million at March 31, 2012 compared to $99 million at December 31, 2011. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended March 31, 2012 compared to March 31, 2011

March 2012 quarterly earnings were $1,180, or $.74 per diluted share compared to $1,285, or $.82 per diluted share during March 2011, a decrease of $105, or $.08 per share, down 9.8%. A significant portion of the decline in March 2012 net income was recognition of after tax professional and legal fees associated with our acquisition of Marathon State Bank totaling $117. Excluding this special charge, net income would have been $1,297 and earnings per diluted share would have been $.82. A $155 decline in noninterest income and a $49 increase in noninterest expense (before the special merger related professional fees expense noted previously) was offset by a $200 decline in provision for loan losses. Return on average assets was .78% and .84% during quarters ended March 31, 2012 and 2011, respectively. Return on average stockholders’ equity was 9.30% and 11.01% during the quarters ended March 31, 2012 and 2011, respectively. Before the special merger professional fees totaling $117, March 2012 return on average assets would have been .86% and return on average equity would have been 10.23%.

Our acquisition of Marathon State Bank is expected to result in a minimal increase to net income at the closing date during June 2012 from recognition of a bargain purchase component under current accounting rules. Because the majority of Marathon’s earning assets consist of low yielding investment securities and cash equivalents, the resulting accretion to our net income during the first year of Marathon operations is expected to range from 3% to 5% of our current net income before merger accounting impacts and integration expenses during this period.

The following Table 1 presents PSB’s consolidated quarterly summary financial data.

Table 1: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Earnings and dividends:	2012	2011	2011	2011	2011

Net interest income	$4,816	$5,060	$4,867	$4,866	$4,764
Provision for loan losses	$160	$240	$360	$430	$360
Other noninterest income	$1,242	$1,376	$1,367	$1,197	$1,397
Other noninterest expense	$4,119	$4,121	$3,835	$3,869	$3,953
Net income	$1,180	$1,400	$1,394	$1,226	$1,285

Basic earnings per share(3)	$0.74	$0.89	$0.89	$0.78	$0.82
Diluted earnings per share(3)	$0.74	$0.89	$0.88	$0.78	$0.82
Dividends declared per share(3)	$—	$0.37	$—	$0.37	$—
Net book value per share	$32.51	$31.96	$31.60	$30.95	$30.46

Semi-annual dividend payout ratio	n/a	20.86%	n/a	23.33%	n/a
Average common shares outstanding	1,583,941	1,575,344	1,574,456	1,573,954	1,572,825

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$436,907	$440,737	$434,031	$437,314	$431,139
Assets	$607,917	$604,216	$602,088	$601,978	$617,818
Deposits	$466,121	$457,916	$452,225	$451,214	$463,773
Stockholders’ equity	$51,016	$50,910	$49,369	$48,978	$47,352

Performance ratios:

Return on average assets(1)	0.78%	0.92%	0.92%	0.82%	0.84%
Return on average stockholders’ equity(1)	9.30%	10.91%	11.20%	10.04%	11.01%
Average stockholders’ equity less accumulated other
comprehensive income (loss) to average assets	8.10%	8.11%	7.84%	7.75%	7.29%
Net loan charge-offs to average loans(1)	0.31%	0.28%	0.14%	-0.01%	0.86%
Nonperforming loans to gross loans	3.38%	3.19%	3.26%	3.21%	2.21%
Allowance for loan losses to gross loans	1.75%	1.78%	1.82%	1.75%	1.66%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	32.44%	31.32%	32.82%	35.03%	28.43%
Net interest rate margin(1)(2)	3.50%	3.64%	3.53%	3.57%	3.45%
Net interest rate spread(1)(2)	3.27%	3.38%	3.28%	3.34%	3.23%
Service fee revenue as a percent of
average demand deposits(1)	2.66%	2.49%	2.95%	3.05%	2.84%
Noninterest income as a percent of gross revenue	15.65%	16.31%	16.15%	14.40%	16.55%
Efficiency ratio(2)	66.04%	62.34%	59.75%	61.92%	62.18%
Noninterest expenses to average assets(1)	2.73%	2.71%	2.53%	2.58%	2.59%

Stock price information:

High	$26.00	$24.75	$25.00	$26.00	$27.00
Low	$22.95	$23.55	$23.15	$24.00	$22.10
Last trade value at quarter-end	$26.00	$23.60	$23.75	$24.26	$24.00

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Balance Sheet Changes and Analysis

At March 31, 2012, total assets were $606,788, compared to $622,867 at December 31, 2011 and $599,442 at March 31, 2011, a decline of $16,079 (2.6%) and an increase of $7,346 (1.2%), respectively. Changes in assets during the three months ended March 31, 2012 consisted of:

Table 2: Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2012
	$	%

Investment securities	$3,960	3.6%
Commercial, industrial and agricultural loans	3,362	2.6%
Residential real estate mortgage and home equity loans	1,270	1.1%
Foreclosed assets	170	5.8%
Bank-owned life insurance	101	0.9%
Other assets (various categories)	(715)	-3.6%
Commercial real estate mortgage loans	(5,738)	-2.8%
Cash and cash equivalents	(18,489)	-48.4%

Total decrease in assets	$(16,079)	-2.6%

The change in assets during the March 2012 quarter was characterized by a decline in cash and cash equivalents due to two primary factors. Seasonal government deposits in the form of real estate tax collections deposited during the December 2011 quarter were withdrawn as these funds were submitted to the state of Wisconsin during the March 2012 quarter following the annual tax collection period. During March 2012, government deposits declined $7,649, or 82% of the total $9,385 decline in core deposits. Cash and cash equivalents were also used to repay $5,688 in wholesale and national deposits upon their maturity during the March 2012 quarter.

Commercial real estate mortgage loans declined $5,738, or 2.8%, during the March 2012 quarter driven by a $4,872 pay down received from one customer who refinanced our loan with another lender.

Changes in net assets during the three months ended March 31, 2012 impacted funding sources as follows:

Table 3: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2012
	$	%

Stockholders’ equity	$1,140	2.3%
Retail certificates of deposit > $100	70	0.2%
Other borrowings	(747)	-3.8%
Other liabilities and debt (various categories)	(1,469)	-6.9%
Wholesale and national deposits	(5,688)	-7.6%
Core deposits (including MMDA)	(9,385)	-2.6%

Total decrease in liabilities and stockholders’ equity	$(16,079)	-2.6%

Loans Receivable and Credit Quality

Table 4: Period-End Loan Composition

	March 31,		March 31,		December 31, 2011
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2012	2011	2012	2011	Dollars	of total

Commercial, industrial and agricultural	$130,553	$126,990	29.4%	28.6%	$127,191	28.5%
Commercial real estate mortgage	196,160	202,008	44.3%	45.6%	201,898	45.4%
Residential real estate mortgage	89,754	86,290	20.2%	19.5%	89,484	20.1%
Residential real estate loans held for sale	852	—	0.2%	0.0%	39	0.0%
Consumer home equity	23,380	24,018	5.3%	5.4%	23,193	5.2%
Consumer and installment	3,389	4,073	0.8%	0.9%	3,732	0.8%

Totals	$444,088	$443,379	100.2%	100.0%	$445,537	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 74% of total loans at March 31, 2012 and December 31, 2011. Loans for the purpose of construction, land development, and other land loans were $31,287 at March 31, 2012 (including loan principal in process of disbursement) and represented just 7% of total gross loans at March 31, 2012 and December 31, 2011. Our markets have traditionally supplied opportunities for loan growth and loan participations purchased were just $12,758 and $12,196 at March 31, 2012 and December 31, 2011, respectively. The majority of loan participations purchased are arrangements with other community banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers and are underwritten in the same manner as loans originated solely for our own portfolio. At March 31, 2012, only $567 of loan participations were purchased from sources other than banks with substantial operations in Wisconsin.

Since 2010, local loan growth opportunities have been limited resulting in sporadic net loan growth and periodic loan declines as seen during the March 2012 quarter. Competition from larger banks in our markets is becoming stronger as such banks with higher capital levels and substantial deposit growth look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (the acquirer of M&I Bank and the bank having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank appear to have relaxed credit standards and lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue through 2012 which could impact the pace of 2012 loan growth and could negatively impact net interest margin and net interest income. We could experience a small decrease in our loans outstanding during the upcoming June 2012 quarter prior to completing our purchase of Marathon State Bank.

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 32.44%, 31.32%, and 28.43% at March 31, 2012, December 31, 2011, and March 31, 2011, respectively (refer to table 20). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 5: Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2012	2011	2011

Nonaccrual loans (excluding restructured loans)	$5,828	$5,921	$5,893
Nonaccrual restructured loans	2,241	1,632	2,081
Restructured loans not on nonaccrual	6,923	2,228	6,220
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	14,992	9,781	14,194
Nonaccrual trust preferred investment security	750	750	750
Foreclosed assets	3,108	4,828	2,939

Total nonperforming assets	$18,850	$15,359	$17,883

Nonperforming loans as a % of gross loans receivable	3.38%	2.21%	3.19%
Total nonperforming assets as a % of total assets	3.11%	2.56%	2.87%

Total nonperforming assets increased $967, or 5.4% since December 31, 2011 from a $703 increase in restructured loans maintained on accrual status. In certain situations, particularly for loans supported by collateral with depressed valuations or with borrowers undergoing what could be temporary financial difficulties, we will consider restructuring existing debt in an attempt to protect as much of our loan principal as possible. Typical restructured terms will convert a loan from amortizing payments to interest only payments, or lower the interest rate to a level less than market rates for the borrower’s risk profile. Existing restructurings have not forgiven borrower loan principal and have been associated with commercial related loans, not residential mortgage loans. At March 31, 2012, 76% of restructured loan principal shown in the table above remained on accrual status.

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

At March 31, 2012, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 46% of all nonperforming assets compared to 52% of nonperforming assets at December 31, 2011. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status.

Table 6: Largest Nonperforming Assets at March 31, 2012 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Northern Wisconsin hotel	Accrual TDR	$1,765	$—
Cranberry producing agricultural real estate	Accrual TDR	1,578	—
Vacation home/recreational properties (three)	Foreclosed	1,280	n/a
Multi-family rental apartment units and vacant land	Accrual TDR	1,233	295
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	762	35
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	—
Owner occupied multi use, multi-tenant real estate	Accrual TDR	682	199
Owner occupied restaurant real estate and business assets	Nonaccrual	665	180

Total listed nonperforming assets		$8,715	$709
Total bank wide nonperforming assets		$18,850	$2,770
Listed assets as a percent of total nonperforming assets		46%	26%

Largest Nonperforming Assets at December 31, 2011 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Northern Wisconsin hotel	Accrual TDR	$1,767	$—
Cranberry producing agricultural real estate	Accrual TDR	1,578	—
Vacation home/recreational properties (three)	Foreclosed	1,280	n/a
Multi-family rental apartment units and vacant land	Accrual TDR	1,240	302
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	764	47
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	—
Owner occupied multi use, multi-tenant real estate	Accrual TDR	688	195
Owner occupied restaurant real estate and business assets	Nonaccrual	675	150
Out of area condo land development - loan participation	Foreclosed	587	n/a

Total listed nonperforming assets		$9,329	$694
Total bank wide nonperforming assets		$17,883	$2,659
Listed assets as a percent of total nonperforming assets		52%	26%

During March 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status at March 31, 2011 and all accrued but uncollected interest was reversed against income. Our internal evaluation has determined this investment is not other than temporarily impaired and no charge against net income for impairment has been recorded. During the March 2012 quarter, Johnson Financial Group received a significant new capital injection from its shareholders and is expected to return to profitability within the next several years. We expect to be repaid all interest due on the debentures in future years. Similar bank holding company investments held in our portfolio (identified by name of the operating bank subsidiary) include $800 par value to McFarland State Bank (Madison, WI), and $500 par value to River Valley Bank (Wausau, WI). These other investments are supported by the continued profitable operations and reasonable credit quality metrics represented within their portfolios and are expected to continue to remit scheduled quarterly payments of interest.

In addition to nonperforming loans, we have classified some performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. Impaired loans maintained on accrual status that have not been restructured are not reported as nonperforming loans. At March 31, 2012, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table.

Table 7: Largest Performing, but Impaired Loans at March 31, 2012 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$806	$19
Owner occupied manufacturer real estate & equipment	Impaired	601	—

Total listed performing, but impaired loans		$1,407	$19
Total performing, but impaired loans		$2,618	$329
Listed assets as a percent of total performing, but impaired loans		54%	6%

Largest Performing, but Impaired Loans at December 31, 2011 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$790	$98
Owner occupied manufacturer real estate & equipment	Impaired	615	—

Total listed performing, but impaired loans		$1,405	$98
Total performing, but impaired loans		$3,026	$519
Listed assets as a % of total performing, but impaired loans		46%	19%

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

Our provision for loan losses was $160 in the March 2012 quarter compared to $240 in the most recent December 2011 quarter and $360 in the prior year March 2011 quarter. In addition, loss on foreclosed assets was $233 in the March 2012 quarter compared to $558 in the December 2011 quarter and $295 in the March 2011 quarter. Taken together, provision and foreclosure costs were $393 in the March 2012 quarter compared to $798 in the December 2011 quarter and $655 in the March 2011 quarter. Foreclosure costs include partial write-downs of existing properties due to declining fair values, which were $189, $553, and $224 during the quarters ended March 2012, December 2011, and March 2011, respectively. The $262 reduction in credit costs during the March 2012 compared to the March 2011 quarter supported a $155 decline in noninterest income and a $111 increase in operating expenses (excluding loss on foreclosed assets and $117 in nonrecurring merger professional and legal fees) during March 2012 quarter.

The loss on foreclosed assets for the March 2012 and 2011 quarters includes a partial write-down of a foreclosed property related to a construction development in Missouri originally financed as a syndication loan in which we were a participant. Based on current appraisals, the write-down was $137 during March 2012 compared to $205 during March 2011. The remaining investment in the property is $450.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our eight locations), and loan customers in Marathon County, Wisconsin. During the March 2012 quarter, the unemployment rate in Marathon County (not seasonally adjusted) increased to 8.2% from 6.5% during December 2011 due to two separate large manufacturing employers who announced plant closures cutting approximately 1,000 Marathon County jobs. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 6.8% during March 2012. Despite the increased local unemployment rate, the current 8.2% rate is less than the 8.8% level seen at March 2011. Outside of these plant closures in the paper industry and window industry, manufacturing and other local economies are seeing slow but consistent improvement. Because of these and other factors, we expect credit costs during the remainder of 2012 to be slightly less than that seen during 2011. However, future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies. In addition, fair value of existing foreclosed assets continue to be reviewed in light of local market data and may be subject to a partial write-down of value during the remainder of 2012.

Table 8: Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2012	2011

Allowance for loan losses at beginning	$7,941	$7,960

Provision for loan losses	160	360
Recoveries on loans previously charged-off	1	3
Loans charged off	(347)	(946)

Allowance for loan losses at end	$7,755	$7,377

Gross charge-offs of loan principal were $347 during March 2012 led by a charge-off totaling $125 associated with inventory and equipment financing with an implement dealer upon liquidation. Five other unrelated borrowers totaling $211 were also charged off during March 2012 representing the majority of the charge-off activity. Gross charge-offs were $946 during the March 2011 quarter, led by a $700 charge-off related to a customer line of credit secured by building supply inventory and accounts receivable. Annualized net loan charge-offs were 0.31% and 0.86% during the quarters ended March 31, 2012 and 2011, respectively.

Net Interest Income

Quarter ended March 31, 2012 compared to March 31, 2011

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $4,995 during the March 2012 quarter compared to $4,960 in the March 2011 quarter, an increase of $35, or 0.7%, despite a 1.4% decline in average quarterly earning assets as net interest margin increased from 3.45% in March 2011 to 3.50% during March 2012. Compared to the March 2011 quarter, loan yields declined .30% and other earning assets declined .18%. Also compared to the March 2011 quarter, deposit costs declined .27% while other funding liabilities increased .07% from higher average cost related to changes in the mix of short-term and long-term repurchase agreements. The market rate decline experienced in the national economy during the 2008-2009 recession continues and loans, securities, and funding continue to reprice lower to current rate levels.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market. At March 31, 2012, approximately 82% of our $127 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 98% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 73% of principal have “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,444 and .25%, respectively, based on those existing loan floors and average quarterly earning assets at March 31, 2012. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. This mismatch compared to rising funding costs is likely to lower net interest margin and possibly period over period net interest income. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At March 31, 2011, similar conditions concerning loan floors existed and supported net interest margin. At March 31, 2011, approximately 87% of our $115 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 99% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 73% of principal had “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If those prior year rates were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $1,483 and .25%, respectively, based on those existing loan floors and total earning assets at March 31, 2011.

Reinvestment yields for investment security cash flows remain very low and our securities portfolio yield is expected to continue to decline throughout 2012 as cash flows are reinvested in this low rate environment. In addition, loan yields are expected to decline slightly due to competitive pressures as banks seek to increase loan originations while quality credit demand remains weak. These declines in earning asset rates are expected to be offset by further declines in certificate of deposit funding costs and nonmaturity deposit costs with quarterly net interest margin anticipated to continue in a range of 3.40% to 3.45% during the June 2012 quarter.

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

Our acquisition of Marathon State Bank will add approximately $55 million in investment securities to our portfolio. Investment securities were Marathon’s primary earning asset and approximately $33 million of the investments consist of U.S. government sponsored agency issued debentures with an average stated maturity of approximately three years. In light of challenges to our loan growth, and very low security reinvestment interest rates, reinvestment of these securities upon maturity is expected to lower our current yield on securities and could lower our net interest margin. Alternatively, a portion of the proceeds of maturing or sold securities could be used to repay our wholesale funding upon maturity which would have a de-leveraging impact on our balance sheet. During the twelve months ended March 31, 2013, approximately $6 million of Marathon’s investment portfolio will mature and approximately $21 million of our wholesale funding will mature.

The following Tables 9, 10, and 11 present a schedule of yields and costs for the quarter ended March 31, 2012 compared to the prior year periods ended March 31, 2011 and the interest income and expense volume and rate analysis for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Table 9: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2012			Quarter ended March 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$444,962	$5,885	5.32%	$439,148	$6,087	5.62%
Taxable securities	78,848	572	2.92%	78,432	678	3.51%
Tax-exempt securities(2)	30,439	398	5.26%	34,020	450	5.36%
FHLB stock	3,056	1	0.13%	3,250	2	0.25%
Other	17,464	18	0.41%	28,063	22	0.32%

Total(2)	574,769	6,874	4.81%	582,913	7,239	5.04%

Non-interest-earning assets:
Cash and due from banks	8,413			8,399
Premises and equipment, net	9,918			10,396
Cash surrender value insurance	11,445			10,980
Other assets	11,427			13,139
Allowance for loan losses	(8,055)			(8,009)

Total	$607,917			$617,818

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$135,723	$222	0.66%	$131,800	$290	0.89%
Money market deposits	107,403	173	0.65%	110,157	235	0.87%
Time deposits	162,175	757	1.88%	167,692	904	2.19%
FHLB borrowings	51,267	352	2.76%	56,831	457	3.26%
Other borrowings	19,072	148	3.12%	30,714	167	2.21%
Senior subordinated notes	7,000	142	8.16%	7,000	142	8.23%
Junior subordinated debentures	7,732	85	4.42%	7,732	84	4.41%

Total	490,372	1,879	1.54%	511,926	2,279	1.81%

Non-interest-bearing liabilities:
Demand deposits	60,820			54,124
Other liabilities	5,709			4,416
Stockholders’ equity	51,016			47,352

Total	$607,917			$617,818

Net interest income		$4,995			$4,960
Rate spread			3.27%			3.23%
Net yield on interest-earning assets			3.50%			3.45%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 10: Interest Income and Expense Volume and Rate Analysis (Year to Date)

	2012 compared to 2011
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$77	$(279)	$(202)
Taxable securities	3	(109)	(106)
Tax-exempt securities(2)	(47)	(5)	(52)
FHLB stock	—	(1)	(1)
Other interest income	(11)	7	(4)

Total	22	(387)	(365)

Interest paid on:
Savings and demand deposits	6	(74)	(68)
Money market deposits	(4)	(58)	(62)
Time deposits	(26)	(121)	(147)
FHLB borrowings	(38)	(67)	(105)
Other borrowings	(90)	71	(19)
Senior subordinated notes	—	—	—
Junior subordinated debentures	—	1	1

Total	(152)	(248)	(400)

Net interest earnings	$174	$(139)	$35

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. We actively monitor and manage our interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 13 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at March 31, 2012. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects an asset sensitive gap position during the next year, with a cumulative positive one-year gap ratio at March 31, 2012 of 102.9% compared to a positive gap of 107.9% at December 31, 2011. In general, a current positive gap would be unfavorable in a falling interest rate environment but favorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 11: Interest Rate Sensitivity Gap Analysis

	March 31, 2012
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$181,516	$39,546	$51,806	$70,141	$69,789	$31,290	$444,088
Securities	7,763	6,561	12,200	16,060	37,042	33,011	112,637
FHLB stock						2,867	2,867
CSV bank-owned life ins.						11,507	11,507
Other earning assets	13,554			248	1,736		15,538

Total	$202,833	$46,107	$64,006	$86,449	$108,567	$78,675	$586,637
Cumulative rate sensitive assets	$202,833	$248,940	$312,946	$399,395	$507,962	$586,637

Interest-bearing liabilities
Interest-bearing deposits	$159,195	$28,397	$98,237	$33,143	$44,871	$40,211	$404,054
FHLB advances	11,000		2,000	14,909	22,215		50,124
Other borrowings	5,444				8,000	5,500	18,944
Senior subordinated notes						7,000	7,000
Junior subordinated debentures						7,732	7,732

Total	$175,639	$28,397	$100,237	$48,052	$75,086	$60,443	$487,854
Cumulative interest
sensitive liabilities	$175,639	$204,036	$304,273	$352,325	$427,411	$487,854

Interest sensitivity gap for
the individual period	$27,194	$17,710	$(36,231)	$38,397	$33,481	$18,232
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	115.5%	162.4%	63.9%	179.9%	144.6%	130.2%

Cumulative interest
sensitivity gap	$27,194	$44,904	$8,673	$47,070	$80,551	$98,783
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	115.5%	122.0%	102.9%	113.4%	118.8%	120.2%

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

Table 12: Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2012	December 2011	March 2011

Cumulative 1 year gap ratio
Base	103%	108%	88%
Up 200	99%	104%	84%
Down 200	104%	111%	90%

Change in Net Interest Income - Year 1
Up 200 during the year	-2.7%	-2.1%	-3.9%
Down 200 during the year	-0.3%	-0.7%	-0.7%

Change in Net Interest Income - Year 2
No rate change (base case)	-3.5%	-5.1%	-2.9%
Following up 200 in year 1	-3.7%	-3.5%	-4.4%
Following down 200 in year 1	-6.5%	-9.8%	-7.6%

Note: simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 64.0% at March 31, 2012 compared to 61.9%% at December 31, 2011.

At March 31, 2012, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively small projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during the 12 months following March 31, 2012, net interest income would decline during the first three years of the simulation in amounts ranging from 5.4% to 11.4% of the “Year 1” (current period) base simulation’s net interest income ($1,030 to $2,182 per year). When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. In addition, we hold a significant amount of adjustable rate loans with interest rate floors which would not immediately increase in rate as funding costs rise due to current floating coupons at levels less than the interest rate floor. As funding costs rise, these floating rate loans could remain at the same yield for several periods, reducing net interest margin and net interest income.

Although the flat up 500 basis points simulation is projected to negatively impact net interest income, we also have significant risk to a prolonged period of low or falling rates in the already low rate environment. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to the 2008 recessionary period. In the down 100 basis point scenario in the March 31, 2012 income simulations, net interest income is projected to decline as follows compared to the “Year 1” (current period) “base rate” scenario:

	$	%

Year 1 -	$51	0.3%
Year 2 -	$1,245	6.5%
Year 3 -	$1,094	5.7%
Year 4 -	$1,120	5.8%
Year 5 -	$1,489	7.8%

Current domestic and global economic factors, including potential sovereign debt defaults by industrialized nations, are expected to continue interest rate volatility and raise the potential for continued declines in market interest rates. Current indications by the Board of Governors of the Federal Reserve call for the existing very low rate environment to continue through the end of 2014. We regularly monitor our asset-liability position in light of this potential long-term risk to net interest income levels from such a protracted low interest rate environment.

Noninterest Income

Quarter ended March 31, 2012 compared to March 31, 2011

Total noninterest income for the quarter ended March 31, 2012 was $1,242, compared to $1,397 earned during the March 2011 quarter, a decrease of $155, or 11.1%. The decrease was led by a reduction in mortgage banking income of $113, or 27%, and lower commission income on sale of interest rate swaps to commercial loan customers which declined $81, or 84%. Despite 2011 regulation to limit bank debit card interchange and overdraft fees, these income types were not yet adversely affected and totaled $522 and $479 during the quarters ended March 31, 2012 and 2011, respectively. The decline in mortgage banking income seen during the March 2012 quarter is expected to stabilize and total June 2012 quarterly noninterest income is expected to be similar to March 2012.

During 2011, the Federal Reserve adopted new regulations to implement the provisions of the Dodd-Frank Wall Street Reform Act related to debit card interchange income, often referred to as the “Durbin Amendment.” The new regulations cap the amount of debit card interchange income that may be collected by large banks from merchants for processing card activity. While the new rules technically do not apply to us as a smaller bank, the impacts are expected to become uniform for the industry over time as merchants use their new authority and options to process customer card activity across a wider number of providers. While the timing is uncertain, these fully implemented changes could lower our annualized debit card interchange revenue by approximately $225 to $250. In general, the banking industry has begun to respond to lower debit card fee revenue by reducing customer account reward programs and related costs and increasing account service fees. During 2011, we grandfathered our Rewards Checking deposit account and stopped selling it to new customers in part due to the expected decline in debit card interchange income that previously supported the premium account rate and other benefits.

Noninterest Expense

Quarter ended March 31, 2012 compared to March 31, 2011

Noninterest expenses totaled $4,119 during the March 2012 quarter compared to $3,953 during the March 2011 quarter, an increase of $166, or 4.2%. Excluding loss on foreclosed assets, noninterest expense increased $228 which includes $117 of legal and investment advisory costs related to our pending acquisition of Marathon State Bank which are classified as other noninterest expenses. Absent the merger and acquisition costs, total operating expenses before foreclosed asset costs increased $111, or 3.0%. The majority of the operating expense increase was due to higher data processing costs, up $91, or 29.1%, during March 2012 compared to March 2011. Data processing expense increased as special conversion contractual cost reductions associated with the June 2010 data system conversion were fully phased out during the September 2011 quarter. On a linked quarter basis, the data processing costs increased $23, or 6.0% compared to the most recent December 2011 quarter and are expected to remain near the March 2012 level in coming quarters.

Operating expenses also benefited from a reduction in FDIC insurance premium expense, down $82, or 43%, to $107 during the March 2012 quarter compared to $189 during the March 2011 quarter. Effective in the June 2011 quarter, certain Dodd-Frank Wall Street Reform Act rules became effective which placed a greater burden for FDIC insurance premiums on the nation’s largest banks, decreasing amounts due from smaller community banks like us.

During the remainder of 2012, we expect to incur additional substantial one-time pre-tax merger costs of approximately $100 and pre-tax integration costs of approximately $450 associated with our purchase of Marathon State Bank. Integration costs include those related to consolidation of one of Peoples State Bank’s branch locations into the existing Marathon facility and transfer of Marathon’s customer accounts and information to our data processing system. The transaction is expected to generate annual run-rate expense savings of approximately $250 which is expected to be fully phased in by the end of 2013.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 66.4% of total assets at March 31, 2012 compared to 66.3% of total assets at December 31, 2011 and 64.6% of total assets at March 31, 2011.

Table 13: Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2012		2011		2011
	$	%	$	%	$	%

Non-interest bearing demand	$62,452	13.4%	$51,062	11.5%	$75,298	15.6%
Interest-bearing demand and savings	134,092	28.7%	126,641	28.5%	136,950	28.4%
Money market deposits	110,788	23.7%	99,571	22.4%	102,993	21.4%
Retail and local time deposits less than $100	44,177	9.5%	49,792	11.2%	45,653	9.5%

Total core deposits	351,509	75.3%	327,066	73.6%	360,894	74.9%
Retail and local time deposits $100 and over	46,119	9.9%	50,276	11.3%	46,049	9.6%
Broker & national time deposits less than $100	736	0.2%	930	0.2%	835	0.2%
Broker & national time deposits $100 and over	68,142	14.6%	66,011	14.9%	73,731	15.3%

Totals	$466,506	100.0%	$444,283	100.0%	$481,509	100.0%

During the three months ended March 31, 2012, non-interest bearing demand deposits decreased due to seasonal activity in commercial demand accounts. In addition, core deposits in municipal accounts declined $7,649 from a reduction in seasonal tax collection funds held as deposits. During the March 2012 quarter, money market deposits increased in part from temporary funds related to settlements of estate activity and other short-term investments. We continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit. Certificate balances have also been replaced by higher interest bearing demand account balances and money market accounts as customer have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain nonmaturity deposit accounts.

We discontinued sale of our Rewards Checking account effective October 1, 2011. Balances in Rewards Checking totaled $48,850 at September 30, 2011 and continued at $48,359 at March 31, 2012. Peoples Rewards Checking paid a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity. The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 1.59% during the year ended December 31, 2011 and was 1.27% during the quarter ended March 31, 2012. Existing Rewards Checking customers at October 1, 2011 were allowed to remain in this account which at March 31, 2012 paid a premium 1.75% yield up to $15,000 in balances. Balances above these levels earn a yield of .25%. Participation in the account requires customers to receive their periodic statement via email and complete monthly ACH or direct deposit activity within the account.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $11,987 at March 31, 2012 compared to $11,825 at December 31, 2011. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. We also originate certificates of deposit obtained through a national rate listing service and held $4,428 and $3,840 of such deposits at March 31, 2012 and December 31, 2011, respectively. These national certificates are classified with broker deposits in the table above.

Wholesale funding often carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds can generate lower net interest spreads than loan growth supported by local funds. However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits. Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions. Current brokered certificate of deposit rates available to us are less costly than equivalent local deposits due to very low rates of return available on the most conservative fixed income investments and as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers in amounts less than current FDIC insurance limits. Due to large demand through brokers for these types of deposits, brokered deposit rates for well performing banks are historically low. In addition, declines in profitability and capital at some banks have reduced their access to wholesale funding or otherwise increased its cost. In many cases, these institutions with reduced wholesale funding access have increased their retail interest rates to gather funds through local depositors. Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits. We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry becomes well capitalized and regains consistent profits. The impact of an improving national economy will likely be an increase in wholesale rates relative to local core deposit rates that could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets. Broker and national deposits as a percentage of total assets were 11.4%, 12.0%, and 11.2% at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. During the June 2012 quarter, we expect to see a decrease in usage of brokered deposits due to limited loan growth and liquidity added by our acquisition of Marathon State Bank. Beyond the use of brokered and national time deposits, secondary wholesale sources include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 14: Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2012	2011	2011

Total time deposits $100 and over	$114,261	$116,287	$119,780
Total broker and national deposits	68,878	66,941	74,566
Total retail and local time deposits	90,296	100,068	91,702
Core deposits, including money market deposits	351,509	327,066	360,894

Table 15: March 31, 2012 Change in Deposit Balance since Period Ended:

	March 31, 2011		December 31, 2011
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(2,026)	-1.7%	$(5,519)	-4.6%
Total broker and national deposits	1,937	2.9%	(5,688)	-7.6%
Total retail and local time deposits	(9,772)	-9.8%	(1,406)	-1.5%
Core deposits, including money market deposits	24,443	7.5%	(9,385)	-2.6%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. The table below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of March 31, 2012 and December 31, 2011. Currently unused but available funding sources at March 31, 2012 are considered sufficient to fund anticipated 2012 asset growth and meet contingency funding needs.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following table provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 16: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 17 summarizes the availability of various wholesale funding sources at March 31, 2012 and December 31, 2011.

Table 17: Available but Unused Funding Sources other than Retail Deposits

	March 31, 2012		December 31, 2011
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$—	$28,000	$—
Federal Reserve discount window advances	90,514	—	100,000	—
FHLB advances under blanket mortgage lien	21,802	50,124	22,559	50,124
Repurchase agreements and other FHLB advances	38,841	18,944	34,416	19,691
Wholesale and national deposits	52,480	68,878	50,007	74,566
Holding company secured line of credit	3,000	—	3,000	—

Totals	$234,637	$137,946	$237,982	$144,381

Funding as a percent of total assets	38.7%	22.7%	38.2%	23.2%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

March 31, 2012 compared to December 31, 2011

Overnight federal funds purchased

Our aggregate federal funds purchase availability of $28,000 is from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 16% at March 31, 2012 and December 31, 2011, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2011 and as of March 31, 2012, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $90,514 and $100,000 at March 31, 2012 and December 31, 2011, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the quarter ended March 31, 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on the our existing $2,867 capital stock investment, total FHLB advances in excess of $57,340 require us to purchase additional FHLB stock equal to 5% of the advance amount. At March 31, 2012, we could have drawn an FHLB advance up to $7,216 of the $21,802 available without the purchase of FHLB stock. At December 31, 2011, we could have drawn an FHLB advance up to $14,876 of the $22,559 available without the purchase of FHLB stock. Further advances of the remaining $14,586 available at March 31, 2012 would have required us to purchase additional FHLB stock totaling $729. FHLB stock currently pays an annualized dividend of .25% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at March 31, 2012 and December 31, 2011. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at March 31, 2012 or December 31, 2011.

In connection with the lifting of their regulatory consent order, the FHLB of Chicago announced a capital stock conversion plan and $383 of our FHLB stock was repurchased during the March 2012 quarter. During the June 2012 quarter, we expect a smaller amount of stock to be repurchased. Our FHLB capital stock shares are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period. A member must continue to hold capital stock no less than 5% of outstanding FHLB advances.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At March 31, 2012, $13.5 million of our repurchase agreements are wholesale agreements with correspondent banks and $5.4 million are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2011, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $6.2 million were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At March 31, 2012, $38,841, of additional FHLB advances were available based on pledging of securities if an additional $1,942 of member capital stock were purchased. At December 31, 2011, $34,416 of additional FHLB advances were available based on pledging of securities if an additional $1,721 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $52,480 at March 31, 2012 and $50,007 at December 31, 2011. Brokered and national certificates were 11.4% and 12.0% of assets at March 31, 2012 and December 31, 2011, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Following our purchase of Marathon State Bank, we expect our reliance on brokered deposits to decline during the remainder of 2012.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with a Bankers’ Bank, Madison, Wisconsin as a contingency liquidity source at March 31, 2012 and December 31, 2011. No amounts were drawn on either line at March 31, 2012 or December 31, 2011. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream dividends of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $892 of financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We were subject to financial covenants associated with the line which require our bank subsidiary to:

•	Maintain Tier 1 leverage, Tier 1 risk based capital, and Tier 2 risk based capital ratios above 8%, 10%, and 12%, respectively.

•	Maintain nonperforming assets (excluding accruing troubled debt restructured loans) as a percentage of tangible equity plus the allowance for loan losses to less than 20%.

At March 31, 2012 and December 31, 2011, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2012.

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

No Risk Level triggers were exceeded at March 31, 2012 or December 31, 2011 and no liquidity stress levels were considered to exist in either period.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 11.0% and 7.9% at March 31, 2012 and December 31, 2011, respectively.

CAPITAL RESOURCES

During the quarter ended March 31, 2012, stockholders’ equity increased $1,140 primarily from $1,180 in quarterly net income. Net book value per share at March 31, 2012 was $32.51 compared to $31.96 at December 31, 2011. PSB continues to build a strong equity position as average common stockholders’ equity, excluding unrealized security gains and other comprehensive income was 8.10% of average assets during the March 2012 quarter compared to 7.29% in the March 2011 quarter. PSB’s regulatory leverage ratio of approximately 9.40% at March 31, 2012 will decrease during the upcoming June 2012 quarter following the cash purchase of Marathon State Bank, although the ratio is expected to remain above 8.00%.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. PSB was considered “well capitalized” under banking regulations at September 30, 2011. Beginning July 1, 2012, we have the right to prepay all or a portion of the 8% senior subordinated notes on a monthly basis. To the extent Tier 2 capital is not required for asset growth or merger and acquisition activities in the near term, we may consider prepayment of the debt to reduce our level of interest expense, subject to regulatory approval.

Unrealized gains on securities available for sale , net of tax, reflected as accumulated other comprehensive income represented approximately $.73, or 2.2% of total net book value per share at March 31, 2012 compared to $.74, or 2.3% of total net book value per share at December 31, 2011. The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

During the March 2012 quarter, we issued 8,473 shares of restricted stock having a grant date value of $200 to certain key employees as a retention tool and to align employee performance with shareholder interests. The shares vest over the service period using a straight-line method and unvested shares are forfeited if, prior to vesting, the employee is no longer employed with the Bank. Refer to Footnote 9 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

We purchased 200 shares on the open market at a price of $23.25 per share during the quarter ended March 31, 2012. No shares were repurchased during 2011 as we sought to conserve capital for growth, merger and acquisition activity, repayment of our 8% senior subordinated notes, and increased regulatory capital ratios. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed. The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2012.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2012 and December 31, 2011, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

Table 18: Capital Ratios – PSB Holdings, Inc. – Consolidated

	March 31,		December 31,
(dollars in thousands)	2012	2011	2011

Stockholders’ equity	$51,502	$47,916	$50,362
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(115)	(127)	(121)
Accumulated other comprehensive (income) loss	(1,880)	(2,442)	(1,934)

Tier 1 regulatory capital	57,007	52,847	55,807
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	5,676	5,611	5,745

Total regulatory capital	$69,683	$65,458	$68,552

Total quarterly average assets	$607,936	$617,818	$604,252
Disallowed mortgage servicing right assets	(120)	(115)	(121)
Accumulated other comprehensive (income) loss	(1,907)	(2,186)	(2,060)

Quarterly average tangible assets (as defined by current regulations)	$605,909	$615,598	$602,071

Risk-weighted assets (as defined by current regulations)	$451,982	$447,124	$457,443

Tier 1 capital to average tangible assets (leverage ratio)	9.41%	8.58%	9.27%
Tier 1 capital to risk-weighted assets	12.61%	11.82%	12.20%
Total capital to risk-weighted assets	15.42%	14.64%	14.99%

Table 19: Capital Ratios - Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	10.17%	9.47%	9.99%
Tier 1 capital to risk-weighted assets	13.62%	13.05%	13.13%
Total capital to risk-weighted assets	14.88%	14.30%	14.39%

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

Table: 20: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2012	2011	2011	2011	2011

Total nonperforming assets	$18,850	$17,883	$18,583	$19,378	$15,359

Total stockholders’ equity	$51,502	$50,362	$49,756	$48,731	$47,916
Less: Mortgage servicing rights, net (intangible assets)	(1,151)	(1,205)	(1,154)	(1,230)	(1,268)
Add: Allowance for loan losses	7,755	7,941	8,019	7,817	7,377

Total tangible common stockholders’ equity and reserves	$58,106	$57,098	$56,621	$55,318	$54,025

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	32.44%	31.32%	32.82%	35.03%	28.43%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at March 31, 2012 and December 31, 2011. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 21.

During 2011, we began sale of a new product that allowed certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Note 7 of the Notes to Consolidated Financial Statements for details on the program. There were $15,548 and $14,324 in interest rate swaps outstanding under the program at March 31, 2012 and December 31, 2011, respectively.

Residential Mortgage Loan Servicing

We service $260,664 and $261,811 of residential real estate loans which have been sold to the FHLB and FNMA at March 31, 2012 and December 31, 2011, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

For loans originated and sold to the FHLB prior to November 2008, we are also paid an annualized “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB impacting $46,642, or 18%, of serviced loans at March 31, 2012 compared to $51,518, or 20%, at December 31, 2011. Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income. Because no further loans are sold to the FHLB with our credit enhancement and because foreclosure principal losses on these loans are credited against any available credit enhancement fees, we expect credit enhancement fees to be negligible during 2012 compared to $16 during the year ended December 31, 2011.

Losses incurred by the FHLB on loans in the MPF 100 program and the MPF 125 program are absorbed by the FHLB in their First Loss Account. If cumulative losses were to exceed the First Loss Account, we would reimburse the FHLB for any excess losses up to the extent of our Credit Enhancement Guarantee. Ten years after the original pool master commitment date, the First Loss Account and the Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. These factors are further reset every subsequent five years until the pool is repaid. During 2010, the MPF 100 program reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 21. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

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

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. During 2011, we were required to repurchase a foreclosed loan and incur a $37 loss related to underwriting violations related to private mortgage guarantee insurance. During the March 2012 quarter, we reviewed our existing portfolio and believe we do not have continued risk for significant loss on other loans that could have this underwriting issue. Other than this loan, we have originated loans to these secondary market providers since 2000 and have never been required to repurchase a loan for underwriting or servicing violations and do not expect to be required to repurchase loans in the near term.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of March 31, 2012 and December 31, 2011.

Table 21: Residential Mortgage Loans Serviced for Others as of March 31, 2012 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$16,299	302	5.38%	107	$94	$353	$36	0.22%
FHLB MPF 125	30,343	325	5.75%	68	1,851	1,585	97	0.32%
FHLB XTRA	189,335	1,458	4.38%	19	n/a	n/a	886	0.47%
FNMA	24,687	182	3.88%	13	n/a	n/a	132	0.53%

Totals	$260,664	2,267	4.55%	30	$1,945	$1,938	$1,151	0.44%

Table 22: Residential Mortgage Loans Serviced for Others as of December 31, 2011 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$18,132	329	5.38%	104	$94	$353	$46	0.25%
FHLB MPF 125	33,386	350	5.75%	66	1,851	1,587	131	0.39%
FHLB XTRA	191,421	1,451	4.50%	18	n/a	n/a	931	0.49%
FNMA	18,872	146	4.00%	13	n/a	n/a	97	0.51%

Totals	$261,811	2,276	4.68%	30	$1,945	$1,940	$1,205	0.46%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a 15. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of PSB’s Annual Report on Form 10-K for the year ended December 31, 2011, under the caption “Forward-Looking Statements.” These and other risk factors could materially affect PSB’s business, financial condition, or future results of operations. The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB. Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

The following specific additional risk factor should also be carefully considered:

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition, and results of operations.

During 2011, each of Moody’s Investors Service, Standard & Poor’s Corp., and Fitch Ratings publicly warned of the possibility of a downgrade to the United States’ credit rating and the ratings of other industrialized nations such as those in Europe. On August 5, 2011, S&P downgraded its rating of the United States’ long-term debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition, and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio. Our investment portfolio at March 31, 2012 is described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

January 2012	200	$ 23.25	–	–
February 2012	–	–	–	–
March 2012	–	–	–	–

Quarterly totals	200	$ 23.25	–	–

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PSB HOLDINGS, INC.

May 15, 2012	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2012

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

-55-