Form 10-Q
period 2012-06-30
PSB HOLDINGS INC /WI/
filed 2012-08-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-26480

PSB HOLDINGS, INC.

(Exact name of registrant as specified in charter)

WISCONSIN (State of incorporation)	39-1804877 (I.R.S. Employer Identification Number)

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

The number of common shares outstanding at August 13, 2012 was 1,663,472.

 PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2012

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2012 unaudited, December 31, 2011 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2012	2011
Assets

Cash and due from banks	$33,248	$14,805
Interest-bearing deposits and money market funds	1,210	1,829
Federal funds sold	5,293	21,571

Cash and cash equivalents	39,751	38,205

Securities available for sale (at fair value)	93,565	59,383
Securities held to maturity (fair value of $72,563 and $50,751, respectively)	70,443	49,294
Bank certificates of deposit	2,484	2,484
Loans held for sale	452	39
Loans receivable, net	466,330	437,557
Accrued interest receivable	2,366	2,068
Foreclosed assets	2,642	2,939
Premises and equipment, net	10,191	9,928
Mortgage servicing rights, net	1,110	1,205
Federal Home Loan Bank stock (at cost)	2,761	3,250
Cash surrender value of bank-owned life insurance	11,608	11,406
Other assets	5,321	5,109

TOTAL ASSETS	$709,024	$622,867

Liabilities

Non-interest-bearing deposits	$82,909	$75,298
Interest-bearing deposits	474,498	406,211

Total deposits	557,407	481,509

Federal Home Loan Bank advances	55,124	50,124
Other borrowings	18,086	19,691
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	11,043	6,449

Total liabilities	656,392	572,505

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,751,431 shares
Outstanding – 1,584,637 and 1,575,804 shares, respectively	1,751	1,751
Common stock dividend distributable – 78,835 shares	79	—
Additional paid-in capital	6,967	5,323
Retained earnings	46,698	46,111
Accumulated other comprehensive income, net of tax	1,654	1,934
Treasury stock, at cost – 166,794 and 175,627 shares, respectively	(4,517)	(4,757)

Total stockholders’ equity	52,632	50,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,024	$622,867

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$5,785	$6,112	$11,626	$12,156
Securities:
Taxable	575	705	1,147	1,383
Tax-exempt	299	281	562	578
Other interest and dividends	20	15	39	39

Total interest and dividend income	6,679	7,113	13,374	14,156

Interest expense:
Deposits	1,070	1,396	2,222	2,825
FHLB advances	353	459	705	916
Other borrowings	149	165	297	332
Senior subordinated notes	142	141	284	283
Junior subordinated debentures	85	86	170	170

Total interest expense	1,799	2,247	3,678	4,526

Net interest income	4,880	4,866	9,696	9,630
Provision for loan losses	165	430	325	790

Net interest income after provision for loan losses	4,715	4,436	9,371	8,840

Noninterest income:
Service fees	413	408	815	787
Mortgage banking	439	281	751	706
Investment and insurance sales commissions	238	142	376	272
Increase in cash surrender value of life insurance	101	102	202	208
Gain on bargain purchase	851	—	851	—
Other noninterest income	281	264	570	621

Total noninterest income	2,323	1,197	3,565	2,594

Noninterest expense:
Salaries and employee benefits	2,217	1,991	4,380	4,101
Occupancy and facilities	396	412	802	865
Loss on foreclosed assets, net	4	278	237	573
Data processing and other office operations	428	313	832	626
Advertising and promotion	106	54	164	115
FDIC insurance premiums	105	149	212	338
Other noninterest expenses	808	672	1,556	1,204

Total noninterest expense	4,064	3,869	8,183	7,822

Income before provision for income taxes	2,974	1,764	4,753	3,612
Provision for income taxes	1,056	538	1,655	1,101

Net income	$1,918	$1,226	$3,098	$2,511
Basic earnings per share	$1.15	$0.74	$1.86	$1.52
Diluted earnings per share	$1.15	$0.74	$1.86	$1.51

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands – unaudited)	2012	2011	2012	2011

Net income	$1,918	$1,226	$3,098	$2,511

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	(76)	337	(74)	284

Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income	(73)	(77)	(144)	(163)

Unrealized loss on interest rate swap	(103)	(155)	(113)	(129)

Reclassification adjustment of interest rate swap settlements included in earnings	26	28	51	55

Comprehensive income	$1,692	$1,359	$2,818	$2,558

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2012

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands – unaudited)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2012	$1,751	$5,323	$46,111	$1,934	$(4,757)	$50,362

Comprehensive income:
Net income			3,098			3,098
Unrealized loss on securities available for sale, net of tax				(74)		(74)
Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income, net of tax				(144)		(144)
Unrealized loss on interest rate swap, net of tax				(113)		(113)
Reclassification of interest rate swap settlements included in earnings, net of tax				51		51

Total comprehensive income						2,818

Purchase of treasury stock					(5)	(5)
Exercise of stock options		(6)			15	9
Issuance of new restricted stock grants		(230)			230	—
Vesting of existing restricted stock grants		63				63
Stock dividend declared – 5% of shares	79	1,817	(1,906)			(10)
Cash dividends declared $.36 per share			(591)			(591)
Cash dividends declared on unvested restricted stock grants			(14)			(14)

Balance June 30, 2012	$1,830	$6,967	$46,698	$1,654	$(4,517)	$52,632

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(dollars in thousands – unaudited)	2012	2011

Cash flows from operating activities:

Net income	$3,098	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,330	1,069
Provision for loan losses	325	790
Deferred net loan origination costs	(221)	(156)
Gain on sale of loans	(803)	(401)
Provision for (recovery of) servicing right valuation allowance	133	(145)
Loss on sale of foreclosed assets	157	433
Increase in cash surrender value of life insurance	(202)	(208)
Gain on bargain purchase	(851)	—
Changes in operating assets and liabilities:
Accrued interest receivable	104	166
Other assets	199	131
Other liabilities	(395)	(556)

Net cash provided by operating activities	2,874	3,634

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	13,704	7,930
Securities held to maturity	5,403	2,230
Payment for purchase of:
Securities available for sale	(14,320)	(13,941)
Securities held to maturity	(6,599)	(831)
Cash acquired on purchase of Marathon State Bank	19,640	—
Redemption of FHLB stock	489	—
Net (increase) decrease in loans	2,297	(6,500)
Capital expenditures	(187)	(102)
Proceeds from sale of foreclosed assets	408	330
Purchase of bank-owned life insurance	—	(92)

Net cash provided by (used in) investing activities	20,835	(10,976)

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(continued)

(dollars in thousands – unaudited)	2012	2011

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(16,812)	(2,472)
Net decrease in interest-bearing deposits	(8,135)	(14,118)
Net increase in FHLB advances	5,000	1,690
Net decrease in other borrowings	(1,605)	(6,372)
Dividends declared	(615)	(586)
Proceeds from exercise of stock options	9	24
Purchase of treasury stock	(5)	—

Net cash used in financing activities	(22,163)	(21,834)

Net increase (decrease) in cash and cash equivalents	1,546	(29,176)
Cash and cash equivalents at beginning	38,205	40,331

Cash and cash equivalents at end	$39,751	$11,155

Supplemental cash flow information:

Cash paid during the period for:
Interest	$3,735	$4,591
Income taxes	1,169	1,025

Noncash investing and financing activities:

Loans charged off	$631	$1,083
Loans transferred to foreclosed assets	414	135
Loans originated on sale of foreclosed assets	140	—
Issuance of unvested restricted stock grants at fair value	200	200
Vesting of restricted stock grants	63	45

 PSB Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly PSB Holdings, Inc.’s (“PSB”) financial position, results of its operations, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Any reference to “PSB” refers to the consolidated or individual operations of PSB Holdings, Inc. and its subsidiary Peoples State Bank and, where applicable, its subsidiary Marathon State Bank, which, as described in Note 2 below, was acquired by PSB on June 14, 2012. Dollar amounts are in thousands, except per share amounts.

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

NOTE 2 – PSB HOLDINGS, INC. ACQUISITION OF MARATHON STATE BANK

On June 14, 2012, PSB completed its purchase of Marathon State Bank, a privately owned bank with $107 million in total assets located in the Village of Marathon City, Wisconsin (“Marathon”). Under the terms of the agreement, PSB paid $5,505 in cash, which was equal to 100% of Marathon’s tangible net book value following a special dividend by Marathon to its shareholders to reduce its book equity ratio to 6% of total assets. The following table outlines the fair value of Marathon assets and liabilities acquired including determination of the gain on bargain purchase using an accounting date of June 1, 2012. A core deposit intangible was not recorded on the purchase as the fair value calculation determined it was insignificant.

Cash purchase price	$5,505

Fair value of assets acquired:

Cash and due from banks	20,392
Securities	50,547
Loans receivable	23,760
Short-term commercial paper and bankers’ acceptances	11,713
Foreclosed assets	—
Premises and equipment	402
Core deposit intangible	—
Accrued interest receivable and other assets	550

Total fair value of assets acquired	107,364

Fair value of liabilities assumed:

Non-interest bearing deposits	23,255
Interest-bearing deposits	77,611
Accrued interest payable and other liabilities	142

Total fair value of liabilities assumed	101,008

Fair value of net assets acquired	6,356

Gain on bargain purchase	$851

PSB recorded a total credit mark down of $490 on Marathon’s loan portfolio on the purchase date, or 1.52% of purchased loan principal (including non-rated commercial paper and bankers’ acceptances). Purchased impaired loan principal totaled $310 on which a $21 credit write-down was recorded. Due to the insignificant amount of total purchased impaired loans, the entire $490 credit mark down will be accreted to income as a yield adjustment based on contractual cash flows over the remaining life of the purchased loans.

Pro forma combined results of operations as if the combination occurred at the beginning of the quarterly and year to date periods ended June 30, 2012:

	Quarter ended June 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,747	$1,469	$1,364	$0.82
Marathon State Bank	382	860	523	0.31

Pro forma Totals	$5,129	$2,329	$1,887	$1.13

	Six months ended June 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$9,563	$2,711	$2,544	$1.53
Marathon State Bank	808	872	600	0.36

Pro forma Totals	$10,371	$3,583	$3,144	$1.89

Pro forma combined results of operations as if the combination occurred at the beginning of the quarterly and year to date periods ended June 30, 2011:

	Quarter ended June 30, 2011 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,866	$1,197	$1,226	$0.74
Marathon State Bank	443	10	151	0.09

Pro forma Totals	$5,309	$1,207	$1,377	$0.83

	Six months ended June 30, 2011 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$9,630	$2,594	$2,511	$1.51
Marathon State Bank	879	26	289	0.18

Pro forma Totals	$10,509	$2,620	$2,800	$1.69

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,519	$33	$2	$32,550
U.S. agency issued residential mortgage-backed securities	17,194	982	—	18,176
U.S. agency issued residential collateralized mortgage obligations	41,755	784	40	42,499
Privately issued residential collateralized mortgage obligations	284	9	—	293
Other equity securities	47	—	—	47

Totals	$91,799	$1,808	$42	$93,565

Securities held to maturity

Obligations of states and political subdivisions	$66,125	$2,206	$18	$68,313
Nonrated trust preferred securities	1,496	35	105	1,426
Nonrated senior subordinated notes	403	2	—	405
Bankers’ acceptances	2,419	—	—	2,419

Totals	$70,443	$2,243	$123	$72,563

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$501	$17	$—	$518
U.S. agency issued residential mortgage-backed securities	18,754	1,068	6	19,816
U.S. agency issued residential collateralized mortgage obligations	37,774	806	7	38,573
Privately issued residential collateralized mortgage obligations	418	11	—	429
Other equity securities	47	—	—	47

Totals	$57,494	$1,902	$13	$59,383

Securities held to maturity

Obligations of states and political subdivisions	$47,404	$1,636	$30	$49,010
Nonrated trust preferred securities	1,487	40	195	1,332
Nonrated senior subordinated notes	403	6	—	409

Totals	$49,294	$1,682	$225	$50,751

Securities with a fair value of $48,506 and $56,659 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

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

The composition of loans, categorized by the type of the loan, is as follows:

	June 30, 2012	December 31, 2011

Commercial, industrial, and municipal	$137,827	$127,192
Commercial real estate mortgage	179,186	184,360
Commercial construction and development	21,337	20,078
Residential real estate mortgage	98,025	78,114
Residential construction and development	13,084	13,419
Residential real estate home equity	23,607	23,193
Consumer and individual	5,566	3,732

Subtotals – Gross loans	478,632	450,088
Loans in process of disbursement	(4,867)	(4,787)

Subtotals – Disbursed loans	473,765	445,301
Net deferred loan costs	213	197
Allowance for loan losses	(7,648)	(7,941)

Net loans receivable	$466,330	$437,557

The following is a summary of information pertaining to impaired loans at period-end:

	June 30, 2012	December 31, 2011

Impaired loans without a valuation allowance	$7,425	$5,474
Impaired loans with a valuation allowance	9,150	11,745

Total impaired loans before valuation allowances	16,575	17,219
Valuation allowance related to impaired loans	2,570	3,178

Net impaired loans	$14,005	$14,041

Activity in the allowance for loans losses during the six months ended June 30, 2012 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,406	$3,175	$1,242	$118	$—	$7,941
Provision	(390)	(15)	717	13	—	325
Recoveries	6	3	2	2	—	13
Charge offs	(105)	(115)	(388)	(23)	—	(631)

Ending balance	$2,917	$3,048	$1,573	$110	$—	$7,648
Individually evaluated for impairment	$1,244	$815	$495	$16	$—	$2,570
Collectively evaluated for impairment	$1,673	$2,233	$1,078	$94	$—	$5,078

Loans receivable (gross):

Individually evaluated for impairment	$5,770	$8,216	$2,518	$71	$—	$16,575
Collectively evaluated for impairment	$132,057	$192,307	$132,198	$5,495	$—	$462,057

Activity in the allowance for loans losses during the six months ended June 30, 2011, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,862	$3,674	$211	$213	$—	$7,960
Provision	579	(653)	932	(68)	—	790
Recoveries	139	6	—	5	—	150
Charge offs	(766)	(132)	(102)	(83)	—	(1,083)

Ending balance	$3,814	$2,895	$1,041	$67	$—	$7,817
Individually evaluated for impairment	$1,943	$882	$542	$20	$—	$3,387
Collectively evaluated for impairment	$1,871	$2,013	$499	$47	$—	$4,430

Loans receivable (gross):

Individually evaluated for impairment	$7,338	$7,688	$2,163	$78	$—	$17,267
Collectively evaluated for impairment	$123,409	$192,238	$111,323	$3,667	$—	$430,637

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

Special mention and watch loans are assigned a risk rating of 5 when potential weaknesses exist that deserve management’s close attention. If left uncorrected, the potential weaknesses may result in deterioration of repayment prospects or in credit position at some future date. Substandard loans are assigned a risk rating of 6 and are inadequately protected by the current worth and borrowing capacity of the borrower. Well-defined weaknesses exist that may jeopardize the liquidation of the debt. There is a possibility of some loss if the deficiencies are not corrected. At this point, the loan may still be performing and accruing interest.

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

The commercial credit exposure based on internally assigned credit grade at June 30, 2012, follows:

	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (risk rating 1)	$44	$—	$—	$—	$—	$44
Minimal risk (2)	14,800	22,022	155	523	1,644	39,144
Average risk (3)	64,681	99,031	14,762	1,975	12,343	192,792
Acceptable risk (4)	27,403	40,870	2,368	347	—	70,988
Watch risk (5)	7,616	7,940	1,875	—	—	17,431
Substandard risk (6)	681	1,736	1,548	—	—	3,965
Impaired loans (7)	5,742	7,587	629	28	—	13,986

Total	$120,967	$179,186	$21,337	$2,873	$13,987	$338,350

The commercial credit exposure based on internally assigned credit grade at December 31, 2011, follows:

	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (risk rating 1)	$65	$—	$—	$—	$—	$65
Minimal risk (2)	10,404	21,922	205	534	1,660	34,725
Average risk (3)	54,387	103,614	12,981	1,088	6,153	178,223
Acceptable risk (4)	38,381	42,435	2,401	307	—	83,524
Watch risk (5)	7,054	7,972	2,903	—	—	17,929
Substandard risk (6)	675	1,005	937	—	—	2,617
Impaired loans (7)	6,456	7,412	651	28	—	14,547

Total	$117,422	$184,360	$20,078	$1,957	$7,813	$331,630

The consumer credit exposure based on payment activity at June 30, 2012, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$96,026	$23,410	$13,006	$5,509	$137,951
Nonperforming	1,999	197	78	57	2,331

Total	$98,025	$23,607	$13,084	$5,566	$140,282

The consumer credit exposure based on payment activity at December 31, 2011, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$76,474	$23,034	$13,341	$3,677	$116,526
Nonperforming	1,640	159	78	55	1,932

Total	$78,114	$23,193	$13,419	$3,732	$118,458

The payment age analysis of loans receivable disbursed at June 30, 2012, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$1,215	$67	$1,105	$2,387	$118,580	$120,967	$—
Agricultural	—	28	—	28	2,845	2,873	—
Government	—	—	—	—	13,987	13,987	—

Commercial real estate:

Commercial real estate	564	—	1,117	1,681	177,505	179,186	—
Commercial construction and development	3	—	127	130	18,549	18,679	—

Residential real estate:

Residential – Prime	274	425	1,198	1,897	96,128	98,025	—
Residential – HELOC	79	59	113	251	23,356	23,607	—
Residential – construction and development	48	—	78	126	10,749	10,875	—

Consumer	5	1	56	62	5,504	5,566	—

Total	$2,188	$580	$3,794	$6,562	$467,203	$473,765	$—

The payment age analysis of loans receivable disbursed at December 31, 2011, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$670	$25	$2,041	$2,736	$114,686	$117,422	$—
Agricultural	—	—	—	—	1,957	1,957	—
Government	—	—	—	—	7,813	7,813	—

Commercial real estate:

Commercial real estate	542	—	1,229	1,771	182,589	184,360	—
Commercial construction and development	—	—	145	145	17,195	17,340	—

Residential real estate:

Residential – prime	1,127	173	1,144	2,444	75,670	78,114	—
Residential – HELOC	255	5	129	389	22,804	23,193	—
Residential – construction and development	—	35	77	112	11,258	11,370	—

Consumer	11	—	54	65	3,667	3,732	—

Total	$2,605	$238	$4,819	$7,662	$437,639	$445,301	$—

Impaired loans as of June 30, 2012, and during the six months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$2,127	$—	$2,127	$1,867	$38
Commercial real estate	4,457	—	4,457	4,082	130
Commercial construction & development	127	—	127	64	—
Residential – prime	679	—	679	421	5
Residential – HELOC	35	—	35	18	2

With an allowance recorded:

Commercial & industrial	$3,615	$1,217	$2,398	$2,807	$28
Commercial real estate	3,130	602	2,528	2,770	47
Commercial construction & development	502	213	289	375	14
Agricultural	28	27	1	1	—
Residential – prime	1,498	326	1,172	1,377	3
Residential – HELOC	208	128	80	109	—
Residential construction & development	98	41	57	83	1
Consumer	71	16	55	55	1

Totals:

Commercial & industrial	$5,742	1,217	$4,525	$4,674	$66
Commercial real estate	7,587	602	6,985	6,852	177
Commercial construction & development	629	213	416	439	14
Agricultural	28	27	1	1	—
Residential – prime	2,177	326	1,851	1,798	8
Residential – HELOC	243	128	115	127	2
Residential construction & development	98	41	57	83	1
Consumer	71	16	55	55	1

The impaired loans at December 31, 2011, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,606	$—	$1,606	$2,409	$51
Commercial real estate	3,706	—	3,706	4,515	204
Commercial construction and development	—	—	—	120	—
Agricultural	—	—	—	150	—
Residential – Prime	162	—	162	396	1
Residential – HELOC	—	—	—	23	—
Residential construction and development	—	—	—	12	—
Consumer	—	—	—	11	—

With an allowance recorded:

Commercial and industrial	$4,850	$1,635	$3,215	$2,050	$93
Commercial real estate	3,706	694	3,012	1,637	154
Commercial construction and development	651	191	460	386	23
Agricultural	28	28	—	5	2
Residential – Prime	2,029	448	1,581	1,041	53
Residential – HELOC	268	131	137	99	9
Residential construction and development	144	36	108	74	5
Consumer	69	15	54	37	2

Totals:

Commercial and industrial	$6,456	$1,635	$4,821	$4,459	$144
Commercial real estate	7,412	694	6,718	6,152	358
Commercial construction and development	651	191	460	506	23
Agricultural	28	28	—	155	2
Residential – Prime	2,191	448	1,743	1,437	54
Residential – HELOC	268	131	137	122	9
Residential construction and development	144	36	108	86	5
Consumer	69	15	54	48	2

Loans on nonaccrual status at period-end, follows:

	June 30, 2012	December 31, 2011

Commercial:

Commercial and industrial	$3,863	$4,309

Commercial real estate:

Commercial real estate	1,783	1,585
Commercial construction and development	130	148

Residential real estate:

Residential – prime	1,999	1,640
Residential – HELOC	197	159
Residential construction and development	78	78

Consumer	57	55

Total	$8,107	$7,974

During the quarter and six months ended June 30, 2012, the commercial related contracts identified below were modified to convert from amortizing principal payments to interest only payments or to capitalize unpaid property taxes and were therefore categorized as troubled debt restructurings. During the quarter and six months ended June 30, 2011, the commercial related contracts identified below were modified to defer principal payments due or lower the interest rate. Specific loan reserves maintained in connection with loans restructured during the year to date period totaled $62 at June 30, 2012 and $515 at June 30, 2011. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the quarter ended June 30, 2012:

As of June 30, 2012 ($000s)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment at period-end

Commercial real estate	1	$148	$144

The following table presents information concerning modifications of troubled debt made during the six months ended June 30, 2012:

As of June 30, 2012 ($000s)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment at period-end

Commercial and industrial	3	$180	$173
Commercial real estate	2	$527	$516

The following table presents information concerning modifications of troubled debt made during the quarter ended June 30, 2011:

As of June 30, 2011 ($000s)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment at period-end

Commercial and industrial	5	$1,132	$1,132
Commercial real estate	6	$4,282	$4,282
Commercial construction and development	1	$74	$74

The following table presents information concerning modifications of troubled debt made during the six months ended June 30, 2011:

As of June 30, 2011 ($000s)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment at period-end

Commercial and industrial	6	$1,157	$1,123
Commercial real estate	6	$4,282	$4,274
Commercial construction and development	1	$74	$73

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

Default during the quarter and six months ended	Number of	Recorded
June 30, 2012 ($000s)	contracts	investment

Commercial and industrial	1	$ 23

No troubled debt restructurings defaulted during the six months ended June 30, 2011 that had defaulted within twelve months of the last restructuring date.

NOTE 5 – FORECLOSED ASSETS

Real estate and other property acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations of foreclosed assets and changes in any valuation allowance are included in loss on foreclosed assets.

A summary of activity in foreclosed assets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance at beginning of period	$3,108	$4,828	$2,939	$4,967

Transfer of loans at net realizable value to foreclosed assets	50	—	408	135
Sale proceeds	(408)	(256)	(408)	(330)
Loans made on sale of foreclosed assets	(140)	—	(140)	—
Net gain from sale of foreclosed assets	48	—	48	24
Provision for write-down charged to operations	(16)	(233)	(205)	(457)

Balance at end of period	$2,642	$4,339	$2,642	$4,339

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	June 30, 2012	December 31, 2011

Non-interest bearing demand	$82,909	$75,298
Interest bearing demand (NOWs)	118,469	108,894
Savings	50,981	28,056
Money market	108,712	102,993
Retail and local time	126,904	91,702
Broker and national time	69,432	74,566

Total deposits	$557,407	$481,509

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011

Short-term repurchase agreements	$4,586	$6,191
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$18,086	$19,691

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $23,096 at June 30, 2012 and $22,977 at December 31, 2011.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

As of end of period - weighted average rate	3.23%	2.61%	3.23%	2.61%
For the period:
Highest month-end balance	$19,934	$27,279	$19,934	$32,644
Daily average balance	$19,705	$26,154	$19,388	$28,421
Weighted average rate	3.04%	2.53%	3.08%	2.36%

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	June 30, 2012	December 31, 2011

Notional amount	$ 7,500	$ 7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.47%	0.55%
Maturity	September 2017	September 2017
Unrealized gain (loss) fair value	$ (678)	$ (576)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the six months ended June 30, 2012 or 2011. Risk management results for the six months ended June 30, 2012 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2012, approximately $170 of losses ($103 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending June 30, 2013. The interest rate swap agreement was secured by cash and cash equivalents of $750 at June 30, 2012, and by $680 at December 31, 2011.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	June 30, 2012	December 31, 2011

Notional amount	$ 15,298	$14,324
Receive fixed rate (average)	1.99%	2.05%
Pay variable rate (average)	0.24%	0.29%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	4.4 years	4.9 years
Unrealized gain (loss) fair value	$702	$555

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	June 30, 2012	December 31, 2011

Notional amount	$ 15,298	$ 14,324
Pay fixed rate (average)	1.99%	2.05%
Receive variable rate (average)	0.24%	0.29%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	4.4 years	4.9 years
Unrealized gain (loss) fair value	$ (702)	$ (555)

NOTE 9 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Periods ended June 30, 2012	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(126)	$(50)	$(130)	$(56)
Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income	(119)	(46)	(236)	(92)
Unrealized loss on interest rate swap	(170)	(67)	(186)	(73)
Reclassification adjustment of interest rate swap settlements included in earnings	43	17	84	33

Totals	$(372)	$(146)	$(468)	$(188)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Periods ended June 30, 2011	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain on securities available for sale	$556	$219	$469	$185
Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income	(127)	(50)	(269)	(106)
Unrealized loss on interest rate swap	(256)	(101)	(213)	(84)
Reclassification adjustment of interest rate swap settlements included in earnings	46	18	91	36

Totals	$219	$86	$78	$31

NOTE 10 – STOCK-BASED COMPENSATION

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders, and the last outstanding option shares were exercised during the quarter ended June 30, 2012. As of December 31, 2011, 588 options were outstanding and eligible to be exercised at a price of $16.03 per share which were exercised during the quarter ended June 30, 2012. During the six months ended June 30, 2011, 1,537 options were exercised at $15.08 per share.

PSB granted restricted stock to certain employees having an initial market value of $200 during the three months ended March 31, 2012 and 2011. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the six months ended June 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $53 and $39 during 2012 and 2011, respectively.

The following tables summarize information regarding restricted stock outstanding at June 30, 2012 and 2011 including activity during the six months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2011	19,452	$15.68
Restricted stock granted	9,130	21.90
Restricted stock legally vested	(3,010)	(16.62)

June 30, 2011	25,572	$17.79

January 1, 2012	25,572	$17.79
Restricted stock granted	8,895	22.48
Restricted stock legally vested	(4,058)	(16.08)

June 30, 2012	30,409	$19.39

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2012	$105
2013	125
2014	125
2015	95
2016	80
Thereafter	40

Totals	$570

NOTE 11–	EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Unvested but issued restricted shares are considered to be outstanding shares and used to calculate the weighted average number of shares outstanding and determine net book value per share. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. On June 19, 2012, the Company declared a 5% stock dividend to shareholders of record July 16, 2012, which was paid in the form of additional common stock on July 30, 2012. All references in the accompanying consolidated financial statements and footnotes to the number of common shares and per share amounts have been restated to reflect the 5% stock dividend.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2012	2011	2012	2011

Net income	$1,918	$1,226	$3,098	$2,511

Weighted average shares outstanding	1,663,410	1,652,652	1,663,093	1,652,063
Effect of dilutive stock options outstanding	23	973	109	1,132

Diluted weighted average shares outstanding	1,663,433	1,653,625	1,663,202	1,653,195

Basic earnings per share	$1.15	$0.74	$1.86	$1.52
Diluted earnings per share	$1.15	$0.74	$1.86	$1.51

NOTE 12 –	CONTINGENCIES

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

At June 30, 2012 and December 31, 2011, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

In the absence of a recent independent appraisal, collateral dependent impaired loans are valued based on a recent broker price opinion generally discounted by 10% plus estimated selling costs. In the absence of a broker price opinion, collateral dependent impaired loans are valued at the lower of last appraisal value or the current real estate tax value discounted by 20% to 50%, depending on internal judgments on the condition of the property, plus estimated selling costs. Property values are impacted by many macroeconomic factors. In general, a declining economy or rising interest rates would be expected to lower fair value of collateral dependent impaired loans while an improving economy or falling interest rates would be expected to increase fair value of collateral dependent impaired loans.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which we maintain mortgage servicing rights. Therefore, declining long term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at June 30, 2012 used to measure fair value included:

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

		Recurring Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at June 30, 2012:

Securities available for sale:

U.S. Treasury and agency debentures	$32,550	$—	$32,550	$—
U.S. agency issued residential MBS and CMO	60,675	—	60,675	—
Privately issued residential MBS and CMO	293	—	293	—
Other equity securities	47	—	—	47

Total securities available for sale	93,565	—	93,518	47
Loans held for sale	452	—	452	—
Mortgage rate lock commitments	143	—	143	—
Interest rate swap agreements	702	—	702	—

Total assets	$94,862	$—	$94,815	$47

Liabilities – Interest rate swap agreements	$1,381	$—	$1,381	$—

Assets measured at fair value on a recurring basis at December 31, 2011:

Securities available for sale:

U.S. Treasury and agency debentures	$518	$—	$518	$—
U.S. agency issued residential MBS and CMO	58,389	—	58,389	—
Privately issued residential MBS and CMO	429	—	429	—
Other equity securities	47	—	—	47

Total securities available for sale	59,383	—	59,336	47
Loans held for sale	39	—	39	—
Mortgage rate lock commitments	60	—	60	—
Interest rate swap agreements	555	—	555	—

Total assets	$60,037	$—	$59,990	$47

Liabilities – Interest rate swap agreements	$1,131	$—	$1,131	$—

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2011:	$51
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at June 30, 2011	$51

Total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$—

Balance at January 1, 2012	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at December 31, 2012	$47

Total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at June 30, 2012:

Impaired loans	$2,907	$—	$—	$2,907
Foreclosed assets	2,642	—	450	2,192
Mortgage servicing rights	1,110	—	—	1,110

Total assets	$6,659	$—	$450	$6,209

Assets measured at fair value on a nonrecurring basis at December 31, 2011:

Impaired loans	$4,086	$—	$—	$4,086
Foreclosed assets	2,939	—	587	2,352
Mortgage servicing rights	1,205	—	—	1,205

Total assets	$8,230	$—	$587	$7,643

At June 30, 2012, loans with a carrying amount of $3,516 were considered impaired and were written down to their estimated fair value of $2,907 net of a valuation allowance of $609. At December 31, 2011, loans with a carrying amount of $5,306 were considered impaired and were written down to their estimated fair value of $4,086, net of a valuation allowance of $1,220. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At June 30, 2012, mortgage servicing rights with a carrying amount of $1,325 were considered impaired and were written down to their estimated fair value of $1,110, resulting in an impairment allowance of $215. At December 31, 2011, mortgage servicing rights with a carrying amount of $1,286 were considered impaired and were written down to their estimated fair value of $1,205, resulting in an impairment allowance of $81. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	June 30, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$39,751	$39,751	$39,751	$—	$—
Securities	164,008	166,129	—	164,251	1,878
Bank certificates of deposit	2,484	2,556	—	—	2,556
Net loans receivable and loans held for sale	466,782	472,642	—	897	471,745
Accrued interest receivable	2,366	2,366	—	—	2,366
Mortgage servicing rights	1,110	1,110	—	—	1,110
Mortgage rate lock commitments	143	143	—	143	—
FHLB stock	2,761	2,761	—	—	2,761
Cash surrender value of life insurance	11,608	11,608	11,608	—	—
Interest rate swap agreements	702	702	—	702	—

Financial liabilities ($000s):

Deposits	$557,407	$560,131	$—	$—	$560,131
FHLB advances	55,124	57,074	—	57,074	—
Other borrowings	18,086	19,608	—	15,022	4,586
Senior subordinated notes	7,000	7,234	—	—	7,234
Junior subordinated debentures	7,732	4,961	—	—	4,961
Interest rate swap agreements	1,381	1,381	—	1,381	—
Accrued interest payable	640	640	—	—	640

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2011:

	December 31, 2011
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$38,205	$38,205	$38,205	$—	$—
Securities	108,677	110,134	—	108,346	1,788
Bank certificates of deposit	2,484	2,577	—	—	2,577
Net loans receivable and loans held for sale	437,596	444,799	—	39	444,760
Accrued interest receivable	2,068	2,068	—	—	2,068
Mortgage servicing rights	1,205	1,205	—	—	1,205
Mortgage rate lock commitments	60	60	—	60	—
FHLB stock	3,250	3,250	—	—	3,250
Cash surrender value of life insurance	11,406	11,406	11,406	—	—
Interest rate swap agreements	555	555	—	555	—

Financial liabilities ($000s):

Deposits	$481,509	$484,640	$—	$—	$484,640
FHLB advances	50,124	52,547	—	52,547	—
Other borrowings	19,691	21,454	—	15,163	6,291
Senior subordinated notes	7,000	7,120	—	—	7,120
Junior subordinated debentures	7,732	4,849	—	—	4,849
Interest rate swap agreements	1,131	1,131	—	1,131	—
Accrued interest payable	623	623	—	—	623

NOTE 14 –	CURRENT YEAR AND COMPARABLE PRIOR YEAR PERIOD ACCOUNTING CHANGES

FASB ASC Topic 220, “Comprehensive Income.” In June 2011, new authoritative accounting guidance was approved that required changes to the presentation of comprehensive net income. Effective during the quarter ended March 31, 2012, PSB began to present comprehensive income as a separate financial statement directly after the basic income statement. Adoption of the new presentation standards for comprehensive income did not have any financial impact to PSB’s financial results or operations. The requirements to disclose on the face of the income statement on a line by line basis the impact to current net income on reclassification of items coming out of comprehensive net income was deferred.

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

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2012 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of June 30, 2012 compared to December 31, 2011 and results of our operations for the three months and six months ended June 30, 2012 compared to the results of operations for the three months and six months ended June 30, 2011. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE OVERVIEW

Results of Operations

June 2012 quarterly earnings were $1,918, or $1.15 per diluted share, compared to $1,226, or $.74 per diluted share during the June 2011 quarter. Year to date earnings for the six months ended June 30, 2012 were $3,098, or $1.86 per diluted share, compared to $2,511, or $1.51 per diluted share during the six months ended June 30, 2011. The June 2012 quarter included a special non-recurring gain on bargain purchase of Marathon State Bank (“Marathon”) of $515 (after tax impacts of $336), which increased June 2012 quarterly and year to date earnings by $.31 per share. Separate from the bargain purchase, we also incurred $75 of merger expenses (after tax benefits) during the June 2012 quarter (which decreased net income by $.05 per share) after $117 of merger expenses (after tax benefits) during the March 2012 quarter ($.07 per share). Excluding the special gain on bargain purchase and related merger expenses, diluted earnings per share would have been $.89 and $.74 during the quarters ended June 30, 2012 and 2011, respectively. Similarly, diluted earnings per share would have been $1.67 and $1.51, during the six months ended June 30, 2012 and 2011, respectively.

Separate from the merger related items, increased earnings were propelled by a decrease in credit costs, defined as the provision for loan losses plus loss on foreclosed assets, which offset an increase in operating expenses. Credit costs totaled $169 during the June 2012 quarter and $708 during the June 2011 quarter, a decrease of $539, or 76%. Similarly, these expenses totaled $562 during the six months ended June 30, 2012 and $1,363 during the six months ended June 30, 2011, a decrease of $801, or 59%. Considered before credit costs, income from continuing operations would have been $1,580 and $1,655 during the quarter ended June 30, 2012 and 2011, respectively. Similarly, income from continuing operations would have been $3,116 and $3,337 during the six months ended June 30, 2012 and 2011, respectively. Future quarterly period net income growth is likely dependent on declining credit costs as net interest margin will be pressured to decline and operating costs remain at similar levels.

During the remainder of 2012, PSB expects to incur substantial additional merger costs up to $600 before income tax benefits related to the data conversion of Marathon customer information. While a portion of the cost is expected to be capitalized as premises and equipment, the majority of the cost will be recorded as additional expense. Integration costs may also include a loss on disposal of the existing Peoples Marathon branch location later in 2012 if market and sale conditions for the real estate decline. The remaining premises and equipment investment in the Peoples’ Marathon branch is approximately $190. Integration of Peoples’ existing Marathon branch with Marathon State Bank later in 2012 is expected to generate annual run-rate expense savings of approximately $250 to be fully phased in by the end of 2013. Marathon State Bank will become a branch of Peoples State Bank later in 2012. During all of 2012, our acquisition of Marathon is expected to increase 2012 earnings by 0% to 5%, net of all merger related items including the June 2012 gain on bargain purchase and data conversion expenses.

Total nonperforming assets of $17,360 at June 30, 2012 decreased $523, or 2.9%, since December 31, 2011 due to a decrease in restructuring of troubled debt maintained on accrual status and a decrease in foreclosed assets, totaling $656. Total nonperforming assets were 2.45% and 2.87% of total assets at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the allowance for loan losses was $7,648, or 1.61% of total loans (55% of nonperforming loans), compared to $7,941, or 1.78% of total loans (56% of nonperforming loans) at December 31, 2011. Restructured loans maintained on accrual status and performing according to terms were 34% and 35% of total nonperforming assets at June 30, 2012 and December 31, 2011, respectively. Looking ahead, we continue to face the likelihood of restructuring certain problem commercial related loans to minimize potential credit losses, which may increase nonperforming assets in future quarters even if restructured loans perform according to their new terms.

Liquidity

Total assets were $709,024 at June 30, 2012, up $86,157, or 13.8% compared to $622,867 at December 31, 2011. The increase in total assets was due to the acquisition of Marathon State Bank during the June 2012 quarter, which added $107,364 of total assets at the acquisition date. However, total asset growth since December 31, 2011 was also impacted by a $20,464 decline in cash and cash equivalents held by our Peoples State Bank subsidiary during the six months ended June 30, 2012 caused by a $20,007 decline in total deposits, primarily seasonal deposits, including municipal and commercial demand deposits. Wholesale funding, including brokered and national certificates of deposits, FHLB advances, and other borrowings, were $142,642 at June 30, 2012, compared to $144,381 at December 31, 2011, down $1,739, or 1.2%. Wholesale funding was 20.1% of total assets at June 30, 2012 compared to 23.2% of total assets at December 31, 2011.

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At June 30, 2012, unused (but available) wholesale funding was approximately $254 million, or 36% of total assets, compared to $238 million, or 38% of total assets at December 31, 2011. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit. Our ability to borrow funds on a short-term basis from the Federal Reserve Discount Window is an important part of our liquidity analysis and represented 34% and 42% of unused but available liquidity at June 30, 2012 and December 31, 2011, respectively.

Capital Resources

During the six months ended June 30, 2012, stockholders’ equity increased $2,270 primarily from $2,483 in retained net income net of $615 of cash dividends paid. Net book value per share at June 30, 2012 was $31.64 compared to $30.44 at December 31, 2011. Net book value and other references to per share information reflect the impact of PSB’s 5% dividend paid in common stock declared June 19, 2012 and paid July 30, 2012. Common stockholders’ equity was 7.42% of total assets at June 30, 2012 compared to 8.09% at December 31, 2011. The stockholders’ equity ratio declined since December 31, 2011 due to the cash purchase of Marathon which increased total assets without a new issue of common stock.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. We were considered “well capitalized” under banking regulations at June 30, 2012 with a leverage capital ratio of 9.18% and a total risk adjusted capital ratio of 14.53% compared to a leverage ratio of 9.27% and a total risk adjusted capital ratio of 14.99% at December 31, 2011. As with the book stockholders’ equity ratio, regulatory capital ratios declined as a result of the increased assets recorded with the Marathon acquisition. PSB retains the ability to prepay its $7 million in 8% senior subordinated notes on a monthly basis beginning July 1, 2012. After considering total regulatory capital needs for loan growth, regulatory changes impacting capital minimums, and merger and acquisition activities, we may prepay some or all of the 8% notes during 2012. Repayment of these debentures in their entirety would reduce interest expense by approximately $140 per quarter.

Approximately 20% of our total regulatory capital at June 30, 2012 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest aggregating $223 (before tax benefits). Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed. Due to relatively high cost of capital options, the cash purchase acquisition of Marathon State Bank, and potential future merger and acquisition activities requiring capital, we do not expect to buy back significant treasury stock shares during 2012, although we do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

During the June 2012 quarter, the banking regulatory agencies, including the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation (FDIC), issued two new regulatory capital proposals that are likely to have a significant impact on our regulatory capital needs if finalized. Among other significant changes, the proposal would phase out our current $7.7 million of junior subordinated debentures from Tier 1 capital and move them to Tier 2 capital classification over a 10 year period beginning in 2013. This change would reduce our leverage capital ratio and our Tier 1 risk adjusted capital ratio. Separately, proposed changes to the calculation of risk weighted assets would increase the denominator of risk adjusted capital ratios, including the Tier 1 capital and Tier 2 (“Total”) capital ratio, which would reduce our risk adjusted capital ratios. The regulatory agencies have estimated that industry wide total risk adjusted assets are likely to increase an average of 20% due to the proposed changes. Lastly, under the proposal, minimum capital ratios to be considered well capitalized, including the impact of the proposed “capital buffer,” would be 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from 5.00%, 6.00%, and 10.00%, respectively.

Following the passage of the Dodd-Frank Wall Street Reform Act of 2010, which grandfathered existing junior subordinated debentures as Tier 1 capital for banks with less than $15 billion in total assets, the community banking industry had believed the proposed disallowance of junior subordinated debentures would apply only to large international banks, and the extent of the Federal Reserve’s recent actions was unexpected. We continue to internally review the timing and extent of the proposed changes on our regulatory capital position. As a reference for this discussion, assuming the immediate loss of junior subordinated debentures as Tier 1 capital and a 20% increase in total risk adjusted assets, our pro forma June 30, 2012 leverage ratio would have been 7.17% instead of 9.18%, our Tier 1 risk adjusted capital ratio would have been 8.61% instead of 11.85%, and our total risk adjusted capital ratio would have been 12.31% instead of 14.53%.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $258 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at June 30, 2012. At June 30, 2012, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 16% of the total serviced principal (down from 20% at December 31, 2011), up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.9 million on this remaining loan pool of approximately $42 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). Since inception of our guarantees to the FHLB beginning in 2000, only $0.3 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account. No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at June 30, 2012) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $15,298). These arrangements and related off balance sheet commitments are outlined in Note 8 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps were $678 and $576 at June 30, 2012 and December 31, 2011, respectively before tax benefits.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $94 million at June 30, 2012 compared to $99 million at December 31, 2011. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter and six months ended June 30, 2012 compared to June 30, 2011

June 2012 quarterly earnings were $1,918, or $1.15 per diluted share compared to $1,226, or $.74 per diluted share during June 2011, an increase of $692, or $.41 per share, up 55.4%. The increase was due primarily to a $515 gain on bargain purchase of Marathon State Bank (net of $336 in income tax expense), or $.31 per share, during the June 2012 quarter. Refer to Note 2 of the Notes to Consolidated Financial Statements for the calculation of the bargain purchase and the assets and liabilities acquired with the Marathon purchase. Year to date earnings for the six months ended June 30, 2012 were $3,098, or $1.86 per diluted share compared to $2,511, or $1.51 per diluted share during 2011, an increase of $587, or $.35 per share, up 23.2%. Excluding the gain on bargain purchase and merger related expenses, June 2012 quarterly earnings were $.89 per share compared to $.74 per share in June 2011, up 20.2%. Similarly, earnings for the six months ended June 30, 2012 were $1.66 per share compared to $1.51 per share in June 2011, up 9.9%. Increased earnings before the special merger impacts were due to lower credit related costs, defined as provision for loan losses and loss on foreclosed assets, which offset increases in other operating expenses during 2012 compared to 2011. Table 1 below outlines the merger related adjustments and the impact of declining credit costs by comparing net income from continuing operations before credit costs to net income as reported.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended June 30,		Six months ended June 30,
($000s, net of income tax effects)	2012	2011	2012	2011

Net income from continuing operations before credit costs	$1,580	$1,655	$3,116	$3,337
Less: Credit costs	(102)	(429)	(341)	(826)

Net income from continuing operations after credit costs	1,478	1,226	2,775	2,511
Add: Gain on bargain purchase	515	—	515	—
Less: Merger related expenses	(75)	—	(192)	—

Net income	$1,918	$1,226	$3,098	$2,511

	Quarter ended June 30,		Six months ended June 30,
(per diluted share, net of income tax effects)	2012	2011	2012	2011

Net income from continuing operations before credit costs	$0.95	$1.00	$1.87	$2.01
Less: Credit costs	(0.06)	(0.26)	(0.21)	(0.50)

Net income from continuing operations after credit costs	0.89	0.74	1.66	1.51
Add: Gain on bargain purchase	0.31	—	0.31	—
Less: Merger related expenses	(0.05)	—	(0.11)	—

Net income	$1.15	$0.74	$1.86	$1.51

Return on average assets was 1.21% (.93% before the Marathon merger related items) and .82% during the quarters ended June 30, 2012 and 2011, respectively. Return on average stockholders’ equity was 14.60% (11.22% before the merger items) and 10.04% during the quarters ended June 30, 2012 and 2011, respectively.

Return on average assets was 1.00% (.89% before the Marathon merger related items) and .83% during the six months ended June 30, 2012 and 2011, respectively. Return on average stockholders’ equity was 11.99% (10.74% before the merger items) and 10.50% during the six months ended June 30, 2012 and 2011, respectively.

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2012	2011	2011
Earnings and dividends:

Net interest income	$4,880	$4,816	$5,060	$4,867	$4,866
Provision for loan losses	$165	$160	$240	$360	$430
Other noninterest income	$2,323	$1,242	$1,376	$1,367	$1,197
Other noninterest expense	$4,064	$4,119	$4,121	$3,835	$3,869
Net income	$1,918	$1,180	$1,400	$1,394	$1,226

Basic earnings per share(3)	$1.15	$0.70	$0.85	$0.85	$0.74
Diluted earnings per share(3)	$1.15	$0.70	$0.85	$0.84	$0.74
Dividends declared per share(3)	$0.36	$—	$0.35	$—	$0.35
Net book value per share	$31.64	$30.96	$30.44	$30.10	$29.48

Semi-annual dividend payout ratio	19.44%	n/a	20.86%	n/a	23.33%
Average common shares outstanding	1,663,410	1,663,138	1,654,111	1,653,179	1,652,652

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$447,886	$436,907	$440,737	$434,031	$437,314
Assets	$639,404	$607,917	$604,216	$602,088	$601,978
Deposits	$493,349	$466,121	$457,916	$452,225	$451,214
Stockholders’ equity	$52,835	$51,016	$50,910	$49,369	$48,978

Performance ratios:

Return on average assets(1)	1.21%	0.78%	0.92%	0.92%	0.82%
Return on average stockholders’ equity(1)	14.60%	9.30%	10.91%	11.20%	10.04%
Average stockholders’ equity less accumulated other comprehensive income (loss) to average assets	8.01%	8.10%	8.11%	7.84%	7.75%
Net loan charge-offs to average loans(1)	0.24%	0.31%	0.28%	0.14%	-0.01%
Nonperforming loans to gross loans	2.95%	3.38%	3.19%	3.26%	3.21%
Allowance for loan losses to gross loans	1.61%	1.75%	1.78%	1.82%	1.75%
Nonperforming assets to tangible equity plus the allowance for loan losses(4)	29.34%	32.44%	31.32%	32.82%	35.03%
Net interest rate margin(1)(2)	3.42%	3.50%	3.64%	3.53%	3.57%
Net interest rate spread(1)(2)	3.20%	3.27%	3.38%	3.28%	3.34%
Service fee revenue as a percent of average demand deposits(1)	2.41%	2.66%	2.49%	2.95%	3.05%
Noninterest income as a percent of gross revenue	25.81%	15.65%	16.31%	16.15%	14.40%
Efficiency ratio(2)	54.85%	66.04%	62.34%	59.75%	61.92%
Noninterest expenses to average assets(1)	2.56%	2.73%	2.71%	2.53%	2.58%

Stock price information:

High	$26.67	$24.76	$23.57	$23.81	$24.76
Low	$21.81	$21.86	$22.43	$22.05	$22.86
Last trade value at quarter-end	$25.24	$24.76	$22.48	$22.62	$23.10

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Balance Sheet Changes and Analysis

At June 30, 2012, total assets were $709,024, compared to $606,788 at March 31, 2012, and $622,867 at December 31, 2011, an increase of $102,236 (16.8%) and $86,157 (13.8%), respectively. The increase in total assets was due to the acquisition of Marathon State Bank during the June 2012 quarter, which added $107,364 in total assets at the acquisition date. Changes in assets during the three months and six months ended June 30, 2012 consisted of:

Table 3: Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2012		June 30, 2012
	$	%	$	%

Investment securities	$51,371	45.6%	$55,331	50.9%
Cash and cash equivalents	20,035	101.6%	1,546	4.0%
Residential real estate mortgage and home equity loans	18,974	16.6%	20,244	18.0%
Commercial, industrial and agricultural loans	7,272	5.6%	10,634	8.4%
Other assets (various categories)	3,032	15.9%	2,317	11.7%
Commercial real estate mortgage loans	1,918	1.0%	(3,820)	-1.9%
Bank-owned life insurance	101	0.9%	202	1.8%
Foreclosed assets	(467)	-15.0%	(297)	-10.1%

Total increase in assets	$102,236	16.8%	$86,157	13.8%

Marathon’s largest asset classes were agency and municipal investment securities ($50,547 at the acquisition date), loans receivable ($23,760), and cash and due from banks ($20,392) which made up 88% of total fair value of assets acquired and contributed to the increases categorized in Table 3 for the three months ended June 30, 2012.

Changes in net assets during the three months and six months ended June 30, 2012 impacted funding sources as follows:

Table 4: Change in Balance Sheet Liabilities and Equity Composition

Increase (decrease) in liabilities and equity ($000s)	Three months ended June 30, 2012		Six months ended June 30, 2012
	$	%	$	%

Core deposits (including MMDA)	$78,883	22.4%	$69,498	19.3%
Retail certificates of deposit > $100	11,464	24.9%	11,534	25.0%
Other liabilities and debt (various categories)	6,063	30.8%	4,594	21.7%
FHLB advances	5,000	10.0%	5,000	10.0%
Stockholders’ equity	1,130	2.2%	2,270	4.5%
Wholesale and national deposits	554	0.8%	(5,134)	-6.9%
Other borrowings	(858)	-4.5%	(1,605)	-8.2%

Total increase in liabilities and stockholders’ equity	$102,236	16.8%	$86,157	13.8%

Marathon contributed $100,866 of deposits on the acquisition date, which included $1,559 of brokered certificates of deposit. These new deposits contributed to the increase in core deposits and certificates seen during the three months ended June 30, 2012.

Loans Receivable and Credit Quality

Table 5: Period-End Loan Composition

	June 30,		June 30,		December 31, 2011
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2012	2011	2012	2011	Dollars	of total

Commercial, industrial and agricultural	$137,825	$130,747	29.0%	29.3%	$127,191	28.5%
Commercial real estate mortgage	198,078	199,484	41.7%	44.8%	201,898	45.4%
Residential real estate mortgage	108,901	86,610	23.0%	19.4%	89,484	20.1%
Residential real estate loans held for sale	452	319	0.1%	0.1%	39	0.0%
Consumer home equity	23,607	24,976	5.0%	5.6%	23,193	5.2%
Consumer and installment	5,567	3,745	1.2%	0.8%	3,732	0.8%

Totals	$474,430	$445,881	100.0%	100.0%	$445,537	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 71% of total loans at June 30, 2012 and 74% of total loans at December 31, 2011. Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $34,421 at June 30, 2012 and $33,497 at December 31, 2011 (including loan principal in process of disbursement) and represented just 7% of total gross loans. Our markets have traditionally supplied opportunities for loan growth and loan participations purchased were just $12,464 and $12,196 at June 30, 2012 and December 31, 2011, respectively. The majority of loan participations purchased are arrangements with other community banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers and are underwritten in the same manner as loans originated solely for our own portfolio. At June 30, 2012, only $554 of loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin.

Since 2010, local loan growth opportunities have been limited resulting in sporadic net loan growth and periodic quarter to quarter loan declines. Competition from larger banks in our markets is becoming stronger as such banks with higher capital levels and substantial deposit growth look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (the acquirer of M&I Bank and the bank having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank appear to have relaxed credit terms for high credit quality borrowers and lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue through 2012 which could impact the pace of 2012 loan growth and could negatively impact net interest margin and net interest income. We could experience a small decrease in our loans outstanding during the remainder of 2012 compared to loans receivable held at June 30, 2012.

To support loan growth and invest deposits previously held in low yielding overnight funds, we maintained a temporary program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten and conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. The program originated approximately $10.1 million in residential mortgage loans at a 3.17% weighted average interest rate during the six months ended June 30, 2012 which contributed to the increase in residential mortgage loans in Table 5 above. If commercial related loan growth does not reinvest liquidity obtained from the Marathon State Bank acquisition, this 15 year fixed rate residential mortgage origination program is likely to be utilized in a similar manner during the remainder of 2012 to support loan and net interest income growth.

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 29.34%, 31.32%, and 35.03% at June 30, 2012, December 31, 2011, and June 30, 2011, respectively (refer to Table 24). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 6: Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2012	2011	2011

Nonaccrual loans (excluding restructured loans)	$5,760	$5,928	$5,893
Nonaccrual restructured loans	2,347	1,905	2,081
Restructured loans not on nonaccrual	5,861	6,456	6,220
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	13,968	14,289	14,194
Nonaccrual trust preferred investment security	750	750	750
Foreclosed assets	2,642	4,339	2,939

Total nonperforming assets	$17,360	$19,378	$17,883

Nonperforming loans as a % of gross loans receivable	2.95%	3.21%	3.19%
Total nonperforming assets as a % of total assets	2.45%	3.22%	2.87%

Total nonperforming assets decreased $523, or 2.9% since December 31, 2011 from a $359 decrease in restructured loans maintained on accrual status and a $297 decrease in foreclosed assets. In certain situations, particularly for loans supported by collateral with depressed valuations or with borrowers undergoing what could be temporary financial difficulties, we will consider restructuring existing debt in an attempt to protect as much of our loan principal as possible. Typical restructured terms will convert a loan from amortizing payments to interest only payments, or lower the interest rate to a level less than market rates for the borrower’s risk profile. Existing restructurings have not forgiven borrower loan principal and have been associated with commercial related loans, not residential mortgage loans. At June 30, 2012, 71% of restructured loan principal shown in the table above remained on accrual status.

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

At June 30, 2012, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 43% of all nonperforming assets compared to 52% of nonperforming assets at December 31, 2011. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status.

Table 7: Largest Nonperforming Assets at June 30, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Northern Wisconsin hotel	Accrual TDR	$1,764	$—
Cranberry producing agricultural real estate	Accrual TDR	1,578	—
Vacation home/recreational properties (three)	Foreclosed	1,280	n/a
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	758	31
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	—
Owner occupied multi use, multi-tenant real estate	Accrual TDR	676	193
Owner occupied restaurant real estate and business assets	Nonaccrual	658	173

Total listed nonperforming assets		$7,464	$397
Total bank wide nonperforming assets		$17,360	$2,210
Listed assets as a percent of total nonperforming assets		43%	18%

No large nonperforming assets in excess of $500 were added to Table 7 during the June 2012 quarter. At March 31, 2012, we included a large nonperforming loan with $1,233 in outstanding principal and $295 in specific reserves secured by multi-family rental apartment units and vacant land in Table 7 above. However, during the June 2012 quarter, the majority of this troubled debt restructured loan maintained on accrual status was settled with the borrower in which we received a payment of $833 on the sale of the property and recorded a $34 charge-off. We continue to have a $359 loan receivable outstanding with the borrower on which $190 in specific reserves are maintained. Our settlement with the borrower decreased our required specific reserves on the relationship by $71, net of the charge-off incurred.

During March 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status at March 31, 2011 and all accrued but uncollected interest was reversed against income. Our internal evaluation has determined this investment is not other than temporarily impaired and no charge against net income for impairment has been recorded. During the March 2012 quarter, Johnson Financial Group received a significant new capital injection from its shareholders and is expected to return to profitability within the next several years. We expect to be repaid all interest due on the debentures in future years. Total Johnson Financial Capital Trust interest not accrued totaled $79 at June 30, 2012. Similar bank holding company investments held in our portfolio (identified by name of the operating bank subsidiary) include $800 par value to McFarland State Bank (Madison, WI), and $500 par value to River Valley Bank (Wausau, WI). These other investments are supported by the continued profitable operations and reasonable credit quality metrics represented within their portfolios and are expected to continue to remit scheduled quarterly payments of interest.

In addition to nonperforming loans, we have classified some performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. Impaired loans maintained on accrual status that have not been restructured are not reported as nonperforming loans. At June 30, 2012, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table.

Table 8: Largest Performing, but Impaired Loans at June 30, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$706	$—
Owner occupied manufacturer real estate & equipment	Impaired	582	—

Total listed performing, but impaired loans		$1,288	$—
Total performing, but impaired loans		$2,558	$360
Listed assets as a % of total performing, but impaired loans		50%	0%

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

Our provision for loan losses was $165 in the June 2012 quarter compared to $430 in the June 2011 quarter. The lower quarterly provision needed was due to a modest $2.1 million in June 2012 quarterly net loan growth (excluding loans recorded at net fair value associated with the Marathon State Bank acquisition) and favorable resolution of a large problem loan that reduced specific loan reserves discussed previously. In addition, quarterly loss on foreclosed assets declined to $4 in June 2012 compared to $278 in June 2011 (which included a valuation write-down of $233 during 2011). Combined credit costs totaled $169 during the June 2012 quarter and $708 during the June 2011 quarter. The decline in credit costs compared to 2011 was an important driver of June 2012 quarterly increased earnings.

Year to date for the six months ended June 30, provision for loan losses was $325 during 2012 and $790 during 2011. Loss on foreclosed assets was $237 during 2012 and $573 during 2011. Combined credit costs were $562 during the six months ended June 30, 2012 compared to $1,363 during 2011, down 59%. Valuation write-downs included as loss on foreclosed assets were $205 during 2012 and $457 during 2011. Refer to Note 5 in the Notes to Consolidated Financial Statements for more information on foreclosed asset activity during the three months and six months ended June 30, 2012 and 2011.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including six of our nine locations, including Marathon State Bank), and loan customers in Marathon County, Wisconsin. During the June 2012 quarter, the 7.1% unemployment rate in Marathon County (not seasonally adjusted) declined from 8.2% at March 2012 but remained above the 6.5% measured during December 2011 due to two separate large manufacturing employers who announced plant closures cutting approximately 1,000 Marathon County jobs during the March 2012 quarter. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 6.8% during May 2012. Despite the increased local unemployment rate, the current 7.1% Marathon County rate compares favorably to national levels and is in line with Wisconsin’s overall level. Outside of these plant closures in the paper and window industries, manufacturing and other local economies are seeing slow but consistent improvement. Because of these and other factors, we expect credit costs during the remainder of 2012 to continue to be slightly less than that seen during 2011. However, future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies. In addition, fair value of existing foreclosed assets continue to be reviewed in light of local market data and may be subject to a partial write-down of value during the remainder of 2012.

Table 9: Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011

Allowance for loan losses at beginning	$7,755	$7,377	$7,941	$7,960

Provision for loan losses	165	430	325	790
Recoveries on loans previously charged-off	12	147	13	150
Loans charged off	(284)	(137)	(631)	(1,083)

Allowance for loan losses at end	$7,648	$7,817	$7,648	$7,817

Net charge-offs of loan principal were $272 and $618 during the quarter and six months ended June 30, 2012 respectively. Net loan recoveries were $10 during the June 2011 quarter and net loan charge-offs were $933 during the six months ended June 30, 2011. During the June 2012 quarter, four borrowers represented 68% of all charge-offs including $34 charged off in connection with a problem loan settlement discussed previously. Charge-offs during the six months ended June 30, 2011 were led by a $700 charge-off related to a customer line of credit secured by building supply inventory and accounts receivable. Annualized net loan charge offs were .24% during the June 2012 quarter and were a net recovery of principal of .01% during the June 2011 quarter. Annualized net loan charge-offs were 0.28% and 0.43% during the six months ended June 30, 2012 and 2011, respectively.

Net Interest Income

Quarter ended June 30, 2012 compared to June 30, 2011

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,086 during the June 2012 quarter compared to $5,051 during the June 2011 quarter, an increase of $35, or 0.7%. Although net interest income remained largely unchanged, net interest margin declined from 3.57% in June 2011 to 3.42% during June 2012 as loan and investment security yields declined faster than average deposit costs. The decline in margin was also impacted by the Marathon acquisition as approximately 47% of the assets acquired ($50,547) were agency and municipal securities yielding 1.81% on a tax adjusted basis. Increased earning asset volume during the June 2012 quarter compared to June 2011 offset the decline in net interest income from reduced net margin as average earning assets increased 5.6%. During the June 2012 quarter, long-term market rates declined significantly (for example, the 10 year U.S. Treasury rate declined from 2.15% to 1.66% during the June 2012 quarter) and the rate decline experienced in the national economy during the 2008-2009 recession continues and loans, securities, and funding continue to reprice lower to current rate levels.

Reinvestment yields for investment security cash flows remain very low and taxable securities yields are expected to continue to decline throughout 2012. In addition, loan yields may decline significantly due to competitive pressures as competitors seek to increase loan originations while quality credit demand remains weak in addition to domestic and global economic actions which have lowered long-term rates. With average cost of interest bearing deposits (representing 72% of total average liabilities) at 1.01% during the June 2012 quarter, further reduction of deposit costs to offset lower loan yields may be difficult. Asset yields are expected to continue to decline faster than funding costs during the remainder of 2012 and net interest income is likely to decline if earning assets do not grow from existing levels. Although a portion of the decline in earning asset rates will be offset by further declines in certificate of deposit funding costs and nonmaturity deposit costs, September 2012 quarterly net interest margin is anticipated to continue in a range of 3.35% to 3.40%.

Six months ended June 30, 2012 compared to June 30, 2011

Tax adjusted net interest income totaled $10,082 during the six months ended June 30, 2012 compared to $10,011 during the six months ended June 30, 2011, an increase of $71, or 0.7%. As during the June 2012 quarter, year to date net interest income increased slightly from increased earning asset volume which offset a decline in net margin from 3.51% during 2011 to 3.46% during 2012.

We have increased net interest margin since 2009 by inserting interest rate floors in commercial-related loans and retail residential home equity lines of credit to avoid the negative impacts to net interest margin from a sustained low interest rate environment and to appropriately price for credit risk in the current market. At June 30, 2012, approximately 80% of our $124 million in adjustable rate loans carried a contractual interest rate floor and, of those loans with floors, approximately 97% carried current loan yields in excess of the normal adjustable rate coupon due to the interest rate floor. Of those loans with current loan yields in excess of the normal adjustable coupon rate, approximately 76% of principal have “in the money” loan floors which increased the adjustable rate between 100 basis points and 200 basis points. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,340 and .22%, respectively, based on those existing loan floors and average quarterly earning assets at June 30, 2012. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. This mismatch compared to rising funding costs is likely to lower net interest margin and possibly period over period net interest income. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

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

The following Tables present a schedule of yields and costs for the quarter and six months ended June 30, 2012 compared to the prior year periods ended June 30, 2011 and the interest income and expense volume and rate analysis for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Table 10: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2012			Quarter ended June 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$455,734	$5,837	5.15%	$444,844	$6,152	5.55%
Taxable securities	93,727	575	2.47%	81,355	705	3.48%
Tax-exempt securities(2)	36,673	453	4.97%	32,808	426	5.21%
FHLB stock	2,819	3	0.43%	3,250	—	0.00%
Other	9,925	17	0.69%	4,947	15	1.22%

Total(2)	598,878	6,885	4.62%	567,204	7,298	5.16%

Non-interest-earning assets:
Cash and due from banks	15,611			8,068
Premises and equipment, net	9,914			10,287
Cash surrender value insurance	11,545			11,136
Other assets	11,304			12,813
Allowance for loan losses	(7,848)			(7,530)

Total	$639,404			$601,978

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$145,675	$203	0.56%	$125,134	$295	0.95%
Money market deposits	108,956	148	0.55%	98,766	203	0.82%
Time deposits	169,755	719	1.70%	173,587	898	2.07%
FHLB borrowings	50,674	353	2.80%	56,483	459	3.26%
Other borrowings	19,705	149	3.04%	26,154	165	2.53%
Senior subordinated notes	7,000	142	8.16%	7,000	141	8.08%
Junior subordinated debentures	7,732	85	4.42%	7,732	86	4.46%

Total	509,497	1,799	1.42%	494,856	2,247	1.82%

Non-interest-bearing liabilities:
Demand deposits	68,963			53,727
Other liabilities	8,109			4,417
Stockholders’ equity	52,835			48,978

Total	$639,404			$601,978

Net interest income		$5,086			$5,051
Rate spread			3.20%			3.34%
Net yield on interest-earning assets			3.42%			3.57%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 11: Net Interest Income Analysis (Six Months)

	Quarter ended June 30, 2012			Quarter ended June 30, 2011
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$450,347	$11,722	5.23%	$442,012	$12,239	5.58%
Taxable securities	86,288	1,147	2.67%	79,902	1,383	3.49%
Tax-exempt securities(2)	33,556	852	5.11%	33,411	876	5.29%
FHLB stock	2,938	4	0.27%	3,250	2	0.12%
Other	13,684	35	0.51%	16,470	37	0.45%

Total(2)	586,813	13,760	4.72%	575,045	14,537	5.10%

Non-interest-earning assets:
Cash and due from banks	12,013			8,240
Premises and equipment, net	9,917			10,341
Cash surrender value insurance	11,495			11,059
Other assets	11,372			12,969
Allowance for loan losses	(7,951)			(7,768)

Total	$623,659			$609,886

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$140,699	$425	0.61%	$128,448	$585	0.92%
Money market deposits	108,052	321	0.60%	104,279	438	0.85%
Time deposits	165,966	1,476	1.79%	170,656	1,802	2.13%
FHLB borrowings	50,970	705	2.78%	56,656	916	3.26%
Other borrowings	19,388	297	3.08%	28,421	332	2.36%
Senior subordinated notes	7,000	284	8.16%	7,000	283	8.15%
Junior subordinated debentures	7,732	170	4.42%	7,732	170	4.43%

Total	499,807	3,678	1.48%	503,192	4,526	1.81%

Non-interest-bearing liabilities:
Demand deposits	64,489			53,923
Other liabilities	7,415			4,556
Stockholders’ equity	51,948			48,215

Total	$623,659			$609,886

Net interest income		$10,082			$10,011
Rate spread			3.24%			3.29%
Net yield on interest-earning assets			3.46%			3.51%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 12: Interest Income and Expense Volume and Rate Analysis (Year to Date)

	2012 compared to 2011
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$217	$(734)	$(517)
Taxable securities	85	(321)	(236)
Tax-exempt securities(2)	4	(28)	(24)
FHLB stock	—	2	2
Other interest income	(7)	5	(2)

Total	299	(1,076)	(777)

Interest paid on:
Savings and demand deposits	37	(197)	(160)
Money market deposits	11	(128)	(117)
Time deposits	(42)	(284)	(326)
FHLB borrowings	(79)	(132)	(211)
Other borrowings	(138)	103	(35)
Senior subordinated notes	—	1	1

Total	(211)	(637)	(848)

Net interest earnings	$510	$(439)	$71

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at June 30, 2012. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

1.          Public or government fund MMDA and NOW accounts are considered fully repriced within 60 days. Higher yielding retail and non-governmental money market and NOW deposit accounts are considered fully repriced within 90 days. Rewards Checking NOW accounts and other money market deposit accounts are considered fully repriced within one year. Other NOW and savings accounts are considered “core” deposits as they are generally insensitive to interest rate changes. These core deposits are generally considered to reprice beyond five years.

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

The gap analysis reflects an asset sensitive gap position during the next year, with a cumulative negative one-year gap ratio at June 30, 2012 of 90.6% compared to a positive gap of 107.9% at December 31, 2011. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 13: Interest Rate Sensitivity Gap Analysis

	June 30, 2012
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$182,960	$32,728	$58,853	$69,665	$94,602	$35,622	$474,430
Securities	11,431	7,656	11,974	20,352	57,236	55,359	164,008
FHLB stock	—	—	—	—	—	2,761	2,761
CSV bank-owned life ins.	—	—	—	—	—	11,608	11,608
Other earning assets	6,503	—	—	748	1,736	—	8,987

Total	$200,894	$40,384	$70,827	$90,765	$153,574	$105,350	$661,794
Cumulative rate sensitive assets	$200,894	$241,278	$312,105	$402,870	$556,444	$661,794

Interest-bearing liabilities
Interest-bearing deposits	$91,157	$32,246	$196,344	$31,899	$44,494	$78,358	$474,498
FHLB advances	16,000	—	4,000	20,384	14,740	—	55,124
Other borrowings	4,586	—	—	—	8,000	5,500	18,086
Senior subordinated notes	—	—	—	—	—	7,000	7,000
Junior subordinated debentures	—	—	—	—	—	7,732	7,732

Total	$111,743	$32,246	$200,344	$52,283	$67,234	$98,590	$562,440

Cumulative interest sensitive liabilities	$111,743	$143,989	$344,333	$396,616	$463,850	$562,440

Interest sensitivity gap for the individual period	$89,151	$8,138	$(129,517)	$38,482	$86,340	$6,760

Ratio of rate sensitive assets to rate sensitive liabilities for the individual period	179.8%	125.2%	35.4%	173.6%	228.4%	106.9%

Cumulative interest sensitivity gap	$89,151	$97,289	$(32,228)	$6,254	$92,594	$99,354

Cumulative ratio of rate sensitive assets to rate sensitive liabilities	179.8%	167.6%	90.6%	101.6%	120.0%	117.7%

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

Table 14: Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2012	December 2011	June 2011

Cumulative 1 year gap ratio
Base	91%	108%	95%
Up 200	87%	104%	90%
Down 100*	93%	111%	95%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.6%	-2.1%	-3.4%
Down 100 during the year*	-0.8%	-0.7%	-0.5%

Change in Net Interest Income – Year 2
No rate change (base case)	-3.5%	-5.1%	-2.9%
Following up 200 in year 1	-6.0%	-3.5%	-2.3%
Following down 100 in year 1*	-3.8%	-9.8%	-7.6%

*	Simulations reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 63.3% at June 30, 2012 compared to 61.9%% at December 31, 2011.

At June 30, 2012, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) and those which assume a flattening of the yield curve all point to decreased net interest income from a static balance sheet compared to the June 30, 2012 “base case.” If market rates decline, net interest income is negatively impacted by falling asset yields while funding costs currently near 0% have little room to decline. If market rates increase, net interest income is negatively impacted by existing interest rate floors on floating rate loans. As funding costs rise, these floating rate loans could remain at the same yield for several periods, reducing net interest margin and net interest income. During a period of rising interest rates, net interest income is also negatively impacted by a flattening yield curve. When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

The table below summarizes the percentage change to current “base case” net interest income as a result of certain interest simulations:

Table 15: Projected Changes to Net Interest Income Under Alternative Rate Simulations

	Down 100 bp	Up 400 bp 24M	Delayed (12M) Flat up 500 bp

Year 1	-0.8%	-2.3%	1.3%
Year 2	-3.8%	-7.3%	1.7%
Year 3	-5.6%	-13.5%	-12.7%
Year 4	-8.3%	3.7%	-19.8%
Year 5	-10.0%	21.2%	-0.3%

Current negative domestic and global economic trends, including potential sovereign debt defaults by industrialized nations, are expected to continue interest rate volatility and raise the potential for continued declines in market interest rates. Current indications by the Board of Governors of the Federal Reserve call for the existing very low rate environment to continue through the end of 2014. We regularly monitor our asset-liability position in light of this potential long-term risk to net interest income levels from such a protracted low interest rate environment.

Noninterest Income

Quarter ended June 30, 2012 compared to June 30, 2011

Total noninterest income for the quarter ended June 30, 2012 was $2,323, compared to $1,197 earned during the June 2011 quarter, an increase of $1,126 primarily from an $851 gain on bargain purchase of Marathon State Bank. Other factors increasing quarterly noninterest income were a $158 increase in mortgage banking (up 56%) due to customer home loan refinancing to lower long-term rates and a $96 increase in investment and insurance sales commissions (up 68%). PSB expects to see similar elevated mortgage banking income during the upcoming September 2012 quarter, although current quarterly levels of investment and insurance sales commissions are unlikely to remain at such a high level.

Despite 2011 regulation to limit bank debit card interchange and overdraft fees, these income types were not yet adversely affected and totaled $532 and $515 during the quarters ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 compared to June 30, 2011

During the six months ended June 30, noninterest income was $3,565 in 2012, up $971 from $2,594 in 2011. Excluding the Marathon bargain purchase gain, noninterest income would have increased $120, or 4.6%, from 2011 primarily from a $104 increase in investment and insurance sales commissions.

Noninterest Expense

Quarter ended June 30, 2012 compared to June 30, 2011

Noninterest expenses totaled $4,064 during the June 2012 quarter compared to $3,869 during the June 2011 quarter, an increase of $195, or 5.0%. Excluding the $4 loss on foreclosed assets and $75 of merger related costs during 2012 and $278 of loss on foreclosed assets during 2011, noninterest expense would have increased $394, or 11.0%. The majority of the operating expense increase was due to $90 in Marathon daily operating costs following the acquisition, self-insured employee health plan costs up $95 (up 50%), and higher data processing costs, up $115, or 36.7%, during June 2012 compared to June 2011. Data processing expense increased as special conversion contractual cost reductions associated with the June 2010 data system conversion were fully phased out during the September 2011 quarter. On a linked quarter basis, Peoples’ data processing costs (excluding Marathon costs) were $402 during the June 2012 quarter and $404 during the March 2012 quarter.

Six months ended June 30, 2012 compared to June 30, 2011

During the six months ended June 30, 2012, noninterest expense, excluding $192 of merger related costs and loss on foreclosed assets, was $7,754 compared to $7,249 during 2011, up $505, or 7.0%. Similar to the June 2012 quarter, the expense increase was led by an increase of $235 in wages and benefits (excluding Marathon, up 5.7%), data processing costs up $180 (excluding Marathon), and Marathon daily operating costs of $90.

During the remainder of 2012, PSB expects to incur substantial additional merger costs up to $600 before income tax benefits related to the data conversion of Marathon customer information. Approximately $270 of the data conversion cost will be payments to Marathon’s prior third party data processing service to obtain Marathon customer information for the conversion which will be expensed when incurred. Approximately $130 of the data conversion cost includes payments to our data processor for licensing fees and software parameter design charges which will be capitalized as premises and equipment investment and amortized to expense over the remaining seven years of our data processing contract. The remaining estimated $200 of data conversion fees will be paid to our data processor for conversion services and expensed when incurred.

Future integration costs may also include a loss on disposal of the existing Peoples Marathon branch location later in 2012 if market and sale conditions for the real estate decline. The remaining premises and equipment investment in the Peoples’ Marathon branch is approximately $190. Integration of Peoples’ existing Marathon branch with Marathon State Bank is expected to generate annual run-rate expense savings of approximately $250 to be fully phased in by the end of 2013.

LIQUIDITY

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 69.5% of total assets at June 30, 2012 compared to 66.3% of total assets at December 31, 2011 and 63.0% of total assets at June 30, 2011.

Table 16: Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2012		2011		2011
	$	%	$	%	$	%

Non-interest bearing demand	$82,909	14.9%	$55,460	12.4%	$75,298	15.6%
Interest-bearing demand and savings	169,450	30.4%	121,584	27.0%	136,950	28.4%
Money market deposits	108,712	19.5%	98,498	22.0%	102,993	21.4%
Retail and local time deposits less than $100	65,712	11.8%	48,514	10.8%	45,653	9.5%

Total core deposits	426,783	76.7%	324,056	72.2%	360,894	74.9%
Retail and local time deposits $100 and over	61,192	11.0%	47,242	10.5%	46,049	9.6%
Broker & national time deposits less than $100	737	0.1%	832	0.2%	835	0.2%
Broker & national time deposits $100 and over	68,695	12.3%	76,537	17.1%	73,731	15.3%

Totals	$557,407	100.0%	$448,667	100.0%	$481,509	100.0%

The acquisition of Marathon State Bank increased demand deposits and savings balance as these deposit types represented approximately $57.2 million (57%) of the acquired portfolio while certificates of deposit represented approximately $38.0 million of the portfolio (38%) and money market deposits represented approximately $5.7 million of the portfolio (5%).

Separately from the new Marathon deposits, we continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit. Certificate balances have also been replaced by higher interest bearing demand account balances and money market accounts as customers have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain nonmaturity deposit accounts.

We discontinued sale of our Rewards Checking account effective October 1, 2011. Balances in Rewards Checking totaled $48,850 at September 30, 2011 and continued at $46,627 at June 30, 2012. Peoples Rewards Checking paid a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity. The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 1.59% during the year ended December 31, 2011 and was 1.01% during the June 2012 quarter and 1.27% during the March 2012 quarter. Existing Rewards Checking customers at October 1, 2011 were allowed to remain in this account which at June 30, 2012 paid a premium 1.50% yield up to $15,000 in balances. Balances above these levels earn a yield of .25%. Participation in the account requires customers to receive their periodic statement via email and complete monthly ACH or direct deposit activity within the account.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $10,272 at June 30, 2012 compared to $11,825 at December 31, 2011. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. We also originate certificates of deposit obtained through a national rate listing service and held $4,180 and $3,840 of such deposits at June 30, 2012 and December 31, 2011, respectively. These national certificates are classified with broker deposits in the table above.

Wholesale funding often carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds can generate lower net interest spreads than loan growth supported by local funds. However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits. Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions. Current brokered certificate of deposit rates available to us are less costly than equivalent local deposits due to very low rates of return available on the most conservative fixed income investments and as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers in amounts less than current FDIC insurance limits. Due to large demand through brokers for these types of deposits, brokered deposit rates for well performing banks are historically low. In addition, declines in profitability and capital at some banks have reduced their access to wholesale funding or otherwise increased its cost. In many cases, these institutions with reduced wholesale funding access have increased their retail interest rates to gather funds through local depositors. Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits. We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry becomes well capitalized and regains consistent profits. An improving national economy will likely increase wholesale rates relative to local core deposit rates which could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time (not including CDARS) deposits to 20% of total assets. Broker and national deposits as a percentage of total assets were 9.8%, 12.0%, and 12.9% at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. During the remainder of 2012, we do not expect to increase our usage of brokered certificates due to limited loan growth opportunities and liquidity added by our acquisition of Marathon State Bank. Beyond the use of brokered and national time deposits, secondary wholesale sources also include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 17: Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2012	2011	2011

Total time deposits $100 and over	$129,887	$123,779	$119,780
Total broker and national deposits	69,432	77,369	74,566
Total retail and local time deposits	126,904	95,756	91,702
Core deposits, including money market deposits	426,783	324,056	360,894

Table 18: June 30, 2012 Change in Deposit Balance since Period Ended:

	June 30, 2011		December 31, 2011
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$6,108	4.9%	$10,107	8.4%
Total broker and national deposits	(7,937)	-10.3%	(5,134)	-6.9%
Total retail and local time deposits	31,148	32.5%	35,202	38.4%
Core deposits, including money market deposits	102,727	31.7%	65,889	18.3%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. The table below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of June 30, 2012 and December 31, 2011. Currently unused but available funding sources at June 30, 2012 are considered sufficient to fund anticipated 2012 asset growth and meet contingency funding needs.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following table provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 19: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 20 summarizes the availability of various wholesale funding sources at June 30, 2012 and December 31, 2011.

Table 20: Available but Unused Funding Sources other than Retail Deposits

	June 30, 2012		December 31, 2011
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$35,000	$—	$28,000	$—
Federal Reserve discount window advances	86,209	—	100,000	—
FHLB advances under blanket mortgage lien	21,326	55,124	22,559	50,124
Repurchase agreements and other FHLB advances	36,375	18,086	34,416	19,691
Wholesale and national deposits	72,372	69,432	50,007	74,566
Holding company secured line of credit	3,000	—	3,000	—

Totals	$254,282	$142,642	$237,982	$144,381

Funding as a percent of total assets	35.9%	20.1%	38.2%	23.2%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

June 30, 2012 compared to December 31, 2011

Overnight federal funds purchased

Our consolidated federal funds purchase availability of $35,000 is from $28,000 of agreements with Peoples State Bank from three correspondent banks and $7,000 of agreements with Marathon State Bank from two correspondent banks. Following conversion of Marathon State Bank into a branch of Peoples State Bank later this year, the two correspondent bank lines with Marathon will be eliminated resulting in consolidated federal funds purchase availability of $28,000 once again as at December 31, 2011. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 16% at June 30, 2012 and December 31, 2011, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2011 and as of June 30, 2012, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $86,209 and $100,000 at June 30, 2012 and December 31, 2011, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the six months ended June 30, 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,761 capital stock investment, total FHLB advances in excess of $55,220 require us to purchase additional FHLB stock equal to 5% of the advance amount. At June 30, 2012, we could have drawn an FHLB advance up to $96 of the $21,326 available without the purchase of FHLB stock. At December 31, 2011, we could have drawn an FHLB advance up to $14,876 of the $22,559 available without the purchase of FHLB stock. Further advances of the remaining $21,230 available at June 30, 2012 would have required us to purchase additional FHLB stock totaling $1,062. FHLB stock currently pays an annualized dividend of .30% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at June 30, 2012 and December 31, 2011. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at June 30, 2012 or December 31, 2011.

In connection with the lifting of their regulatory consent order, the FHLB of Chicago announced a capital stock conversion plan and $106 of our FHLB stock was repurchased during the June 2012 quarter after $383 was repurchased during the March 2012 quarter. A member must continue to hold capital stock no less than 5% of outstanding FHLB advances. Our FHLB capital stock shares are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period. We do not expect to offer more of our FHLB stock for repurchase during the remainder of 2012.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At June 30, 2012, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $4,586 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2011, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $6,191 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At June 30, 2012, $36,375 of additional FHLB advances were available based on pledging of securities if an additional $1,819 of member capital stock were purchased. At December 31, 2011, $34,416 of additional FHLB advances were available based on pledging of securities if an additional $1,721 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $72,372 at June 30, 2012 and $50,007 at December 31, 2011. Brokered and national certificates were 9.8% and 12.0% of assets at June 30, 2012 and December 31, 2011, respectively. Increased brokered deposit availability came with increased assets following the Marathon purchase. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Following our purchase of Marathon State Bank, we expect our reliance on brokered deposits to decline during the remainder of 2012.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at June 30, 2012 and December 31, 2011. No amounts were drawn on the line at June 30, 2012 or December 31, 2011. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $892 of financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At June 30, 2012 and December 31, 2011, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2012.

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

No Risk Level triggers were exceeded at June 30, 2012 or December 31, 2011 and no liquidity stress levels were considered to exist in either period.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 16.4% and 7.9% at June 30, 2012 and December 31, 2011, respectively. Basic surplus increased significantly at June 30, 2012 due to the acquisition of Marathon and its $34.2 million of U.S. Agency securities (its largest class of assets).

CAPITAL RESOURCES

During the six months ended June 30, 2012, stockholders’ equity increased $2,270 primarily from $2,483 in retained net income, net of $615 in cash dividends paid. Net book value per share at June 30, 2012 was $31.64 compared to $30.44 at December 31, 2011. The stockholders’ equity ratio declined during 2012 to 7.42% at June 30, 2012 compared to 8.09% at December 31, 2011 due to the purchase of Marathon State Bank without the issuance and new common stock. In addition, our regulatory leverage ratio declined at June 30, 2012, although the ratio is still significantly higher than the regulatory well-capitalized minimum of 5%.

We declared a 5% stock dividend to shareholders on June 19, 2012 to celebrate the 50th anniversary of our subsidiary Peoples State Bank, which was paid in additional shares of our common stock on July 30, 2012 to shareholders of record on July 16, 2012. All references to per share information in this Quarterly Report on Form 10-Q have been updated to reflect the 5% stock dividend.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. PSB was considered “well capitalized” under banking regulations at June 30, 2012. The senior subordinated notes will phase out of qualifying Tier 2 capital beginning July 1, 2014 equal to 20% of the original note principal per year. Beginning July 1, 2012, we have the right to prepay all or a portion of the 8% senior subordinated notes on a monthly basis. To the extent Tier 2 capital is not required for asset growth, changing regulatory requirements, or merger and acquisition activities in the near term, we may consider prepayment of the debt to reduce our level of interest expense, subject to regulatory approval. In addition, proposed new regulatory rules would phase the $7.7 million junior subordinated debentures out of Tier 1 capital and into Tier 2 capital over a 10 year period beginning in 2013.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income represented approximately $1.24, or 3.9% of total net book value per share at June 30, 2012 compared to $.70, or 2.3% of total net book value per share at December 31, 2011. The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively influencing net book value per share.

During the March 2012 quarter, we issued 8,897 shares of restricted stock having a grant date value of $200 to certain key employees as a retention tool and to align employee performance with shareholder interests. The shares vest over the service period using a straight-line method and unvested shares are forfeited if, prior to vesting, the employee is no longer employed with the Bank. Refer to Footnote 10 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

We purchased 200 shares of our common stock on the open market at a price of $23.25 per share during the quarter ended March 31, 2012. No shares were repurchased during 2011 as we sought to conserve capital for growth, merger and acquisition activity, repayment of our 8% senior subordinated notes, and increased regulatory capital ratios. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings have been closed. The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2012.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2012 and December 31, 2011, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

As discussed earlier in the Executive Summary section of this Quarterly Report on Form 10-Q, banking regulators recently issued two proposals that would substantially change how regulatory capital is calculated and the minimum capital to be retained. While we do not expect to be required to raise common stock capital solely to meet these new requirements, the new rules would increase the likelihood we would need capital through the issuance of new common stock if we continued merger and acquisition activity for growth, similar to our recent purchase of Marathon State Bank. Because the market price of our stock currently trades at less than our book value, issuance of new common stock shares, such as for an acquisition, would dilute the book value of existing shareholders.

Table 21: Capital Ratios – PSB Holdings, Inc. – Consolidated

	June 30,		December 31,
(dollars in thousands)	2012	2011	2011

Stockholders’ equity	$52,632	$48,731	$50,362
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(111)	(123)	(121)
Accumulated other comprehensive income	(1,654)	(2,575)	(1,934)

Tier 1 regulatory capital	58,367	53,533	55,807
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	6,173	5,697	5,745

Total regulatory capital	$71,540	$66,230	$68,552

Total quarterly average assets (as defined by current regulations)	$637,608	$602,181	$604,252
Disallowed mortgage servicing right assets	(111)	(125)	(121)
Accumulated other comprehensive (income) loss	(1,654)	(2,509)	(2,060)

Quarterly average tangible assets (as defined by current regulations)	$635,843	$599,547	$602,071

Risk-weighted assets (as defined by current regulations)	$492,380	$453,619	$457,443

Tier 1 capital to average tangible assets (leverage ratio)	9.18%	8.93%	9.27%
Tier 1 capital to risk-weighted assets	11.85%	11.80%	12.20%
Total capital to risk-weighted assets	14.53%	14.60%	14.99%

Table 22: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.45%	9.74%	9.99%
Tier 1 capital to risk-weighted assets	12.57%	12.88%	13.13%
Total capital to risk-weighted assets	13.82%	14.14%	14.39%

Table 23: Capital Ratios – Marathon State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	5.71%
Tier 1 capital to risk-weighted assets	15.12%
Total capital to risk-weighted assets	15.14%

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

Table: 24: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2012	2012	2011	2011	2011

Total nonperforming assets	$17,360	$18,850	$17,883	$18,583	$19,378

Total stockholders’ equity	$52,632	$51,502	$50,362	$49,756	$48,731
Less: Mortgage servicing rights, net (intangible assets)	(1,110)	(1,151)	(1,205)	(1,154)	(1,230)
Less: Preferred stock capital elements	—	—	—	—	—
Add: Allowance for loan losses	7,648	7,755	7,941	8,019	7,817

Total tangible common stockholders’ equity and reserves	$59,170	$58,106	$57,098	$56,621	$55,318

Total nonperforming assets as a percentage of total tangible common stockholders’ equity and reserves	29.34%	32.44%	31.32%	32.82%	35.03%

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

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at June 30, 2012 and December 31, 2011. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 24.

During 2011, we began sale of a new product that allowed certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Note 8 of the Notes to Consolidated Financial Statements for details on the program. There were $15,298 and $14,324 in interest rate swaps outstanding under the program at June 30, 2012 and December 31, 2011, respectively.

Residential Mortgage Loan Servicing

We service $258,072 and $261,811 of residential real estate loans which have been sold to the FHLB and FNMA at June 30, 2012 and December 31, 2011, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA. Despite ongoing heightened customer mortgage refinance activity since December 31, 2011, total serviced loans have declined due to keeping approximately $10.1 million of 15 year fixed rate mortgage originations during 2012 in our on-balance sheet loan portfolio rather than selling those loans and retaining servicing.

For loans originated and sold to the FHLB prior to November 2008, we are also paid an annualized “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB impacting $41,952, or 16%, of serviced loans at June 30, 2012 compared to $51,518, or 20%, at December 31, 2011. Mortgage loan servicing and credit enhancement fees have been an important source of mortgage banking income. Because no further loans are sold to the FHLB with our credit enhancement and because foreclosure principal losses on these loans are credited against any available credit enhancement fees, we expect credit enhancement fees to be negligible during the year ended December 31, 2012.

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

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of June 30, 2012 and December 31, 2011.

Table 25: Residential Mortgage Loans Serviced for Others as of June 30, 2012 ($000s)

	Principal	Loan	Weighted Average Coupon	Average Monthly Payment	PSB Credit Enhancement	Agency Funded First Loss	Mortgage Servicing Right, net
Agency Program	Serviced	Count	Rate	Seasoning	Guarantee	Account	$	%

FHLB MPF 100	$14,784	283	5.38%	110	$94	$353	$28	0.19%
FHLB MPF 125	27,168	303	5.75%	70	1,851	1,585	79	0.29%
FHLB XTRA	190,165	1,472	4.25%	20	n/a	n/a	869	0.46%
FNMA	25,955	197	3.88%	15	n/a	n/a	134	0.52%

Totals	$258,072	2,255	4.44%	30	$1,945	$1,938	$1,110	0.43%

Table 26: Residential Mortgage Loans Serviced for Others as of December 31, 2011 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency Funded First	Mortgage Servicing Right, net
Agency Program	Principal Serviced	Loan Count	Average Coupon Rate	Payment Seasoning	Enhancement Guarantee	Loss Account	$	%

FHLB MPF 100	$18,132	329	5.38%	104	$94	$353	$46	0.25%
FHLB MPF 125	33,386	350	5.75%	66	1,851	1,587	131	0.39%
FHLB XTRA	191,421	1,451	4.50%	18	n/a	n/a	931	0.49%
FNMA	18,872	146	4.00%	13	n/a	n/a	97	0.51%

Totals	$261,811	2,276	4.68%	30	$1,945	$1,940	$1,205	0.46%

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

PSB HOLDINGS, INC.

August 14, 2012	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2012

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