Form 10-Q
period 2012-09-30
PSB HOLDINGS INC /WI/
filed 2012-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of common shares outstanding at November 14, 2012 was 1,663,472.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2012

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2012 unaudited, December 31, 2011 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2012	2011
Assets

Cash and due from banks	$21,120	$14,805
Interest-bearing deposits and money market funds	1,863	1,829
Federal funds sold	11,173	21,571

Cash and cash equivalents	34,156	38,205

Securities available for sale (at fair value)	77,732	59,383
Securities held to maturity (fair value of $71,361 and $50,751, respectively)	68,730	49,294
Bank certificates of deposit	2,484	2,484
Loans held for sale	303	39
Loans receivable, net	473,249	437,557
Accrued interest receivable	2,505	2,068
Foreclosed assets	2,349	2,939
Premises and equipment, net	10,275	9,928
Mortgage servicing rights, net	1,091	1,205
Federal Home Loan Bank stock (at cost)	2,761	3,250
Cash surrender value of bank-owned life insurance	11,710	11,406
Other assets	5,218	5,109

TOTAL ASSETS	$692,563	$622,867

Liabilities

Non-interest-bearing deposits	$79,201	$75,298
Interest-bearing deposits	468,637	406,211

Total deposits	547,838	481,509

Federal Home Loan Bank advances	50,124	50,124
Other borrowings	19,273	19,691
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	6,801	6,449

Total liabilities	638,768	572,505

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,663,472 and 1,654,639 shares, respectively	1,830	1,830
Additional paid-in capital	6,994	7,140
Retained earnings	47,924	44,215
Accumulated other comprehensive income, net of tax	1,564	1,934
Treasury stock, at cost – 166,794 and 175,627 shares, respectively	(4,517)	(4,757)

Total stockholders’ equity	53,795	50,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$692,563	$622,867

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2012	2011	2012	2011

Interest and dividend income:
Loans, including fees	$5,965	$6,140	$17,591	$18,296
Securities:
Taxable	578	658	1,725	2,041
Tax-exempt	372	280	934	858
Other interest and dividends	18	17	57	56

Total interest and dividend income	6,933	7,095	20,307	21,251

Interest expense:
Deposits	1,037	1,375	3,259	4,200
FHLB advances	356	464	1,061	1,380
Other borrowings	150	162	447	494
Senior subordinated notes	141	142	425	425
Junior subordinated debentures	86	85	256	255

Total interest expense	1,770	2,228	5,448	6,754

Net interest income	5,163	4,867	14,859	14,497
Provision for loan losses	—	360	325	1,150

Net interest income after provision for loan losses	5,163	4,507	14,534	13,347

Noninterest income:
Service fees	424	436	1,239	1,223
Mortgage banking	462	278	1,213	984
Investment and insurance sales commissions	186	198	562	470
Increase in cash surrender value of life insurance	102	103	304	311
Gain on bargain purchase	—	—	851	—
Other noninterest income	270	352	840	973

Total noninterest income	1,444	1,367	5,009	3,961

Noninterest expense:
Salaries and employee benefits	2,329	2,210	6,709	6,311
Occupancy and facilities	408	384	1,210	1,249
Loss on foreclosed assets	330	66	567	639
Data processing and other office operations	892	375	1,724	1,001
Advertising and promotion	71	90	235	205
FDIC insurance premiums	123	59	335	397
Other noninterest expenses	707	651	2,263	1,855

Total noninterest expense	4,860	3,835	13,043	11,657

Income before provision for income taxes	1,747	2,039	6,500	5,651
Provision for income taxes	521	645	2,176	1,746

Net income	$1,226	$1,394	$4,324	$3,905
Basic earnings per share	$0.74	$0.85	$2.60	$2.36
Diluted earnings per share	$0.74	$0.84	$2.60	$2.36

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2012	2011	2012	2011

Net income	$1,226	$1,394	$4,324	$3,905

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	14	(23)	(60)	261

Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(66)	(112)	(210)	(275)

Unrealized loss on interest rate swap	(64)	(283)	(177)	(412)

Reclassification adjustment of interest rate swap
settlements included in earnings	26	29	77	84

Comprehensive income	$1,136	$1,005	$3,954	$3,563

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2012

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands – unaudited)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2012	$1,830	$7,140	$44,215	$1,934	$(4,757)	$50,362

Comprehensive income:
Net income			4,324			4,324
Unrealized loss on securities
available for sale, net of tax				(60)		(60)
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income, net of tax				(210)		(210)
Unrealized loss on interest rate swap, net of tax				(177)		(177)
Reclassification of interest rate swap settlements
included in earnings, net of tax				77		77

Total comprehensive income						3,954

Purchase of treasury stock					(5)	(5)
Exercise of stock options		(6)			15	9
Issuance of new restricted stock grants		(230)			230	—
Vesting of existing restricted stock grants		90				90
Fractional cash dividends paid with 5% stock dividend			(10)			(10)
Cash dividends declared $.36 per share			(591)			(591)
Cash dividends declared on unvested restricted stock grants			(14)			(14)

Balance September 30, 2012	$1,830	$6,994	$47,924	$1,564	$(4,517)	$53,795

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

(dollars in thousands – unaudited)	2012	2011

Cash flows from operating activities:

Net income	$4,324	$3,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,976	1,598
Provision for loan losses	325	1,150
Deferred net loan origination costs	(321)	(229)
Gain on sale of loans	(1,384)	(697)
Provision for (recapture of) servicing right valuation allowance	250	(43)
Loss on sale of foreclosed assets	438	458
Increase in cash surrender value of life insurance	(304)	(311)
Gain on bargain purchase	(851)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(35)	135
Other assets	315	(119)
Other liabilities	(7)	(304)

Net cash provided by operating activities	4,726	5,543

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	35,841	11,615
Securities held to maturity	9,203	2,704
Payment for purchase of:
Securities available for sale	(20,839)	(17,357)
Securities held to maturity	(8,860)	(831)
Cash acquired on purchase of Marathon State Bank	14,950	—
Redemption of FHLB stock	489	—
Net increase in loans	(4,245)	(1,324)
Capital expenditures	(437)	(129)
Proceeds from sale of foreclosed assets	580	832
Purchase of bank-owned life insurance	—	(93)

Net cash provided by (used in) investing activities	26,682	(4,583)

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

(continued)

(dollars in thousands – unaudited)	2012	2011

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	(20,520)	9,486
Net decrease in interest-bearing deposits	(13,908)	(10,520)
Net decrease in FHLB advances	—	(2,310)
Net decrease in other borrowings	(418)	(9,766)
Dividends declared	(615)	(586)
Proceeds from exercise of stock options	9	24
Purchase of treasury stock	(5)	—

Net cash used in financing activities	(35,457)	(13,672)

Net decrease in cash and cash equivalents	(4,049)	(12,712)
Cash and cash equivalents at beginning	38,205	40,331

Cash and cash equivalents at end	$34,156	$27,619

Supplemental cash flow information:

Cash paid during the period for:
Interest	$5,470	$6,876
Income taxes	1,756	1,650

Noncash investing and financing activities:

Loans charged off	$852	$1,268
Loans transferred to foreclosed assets	568	845
Loans originated on sale of foreclosed assets	140	1,075
Issuance of unvested restricted stock grants at fair value	200	200
Vesting of restricted stock grants	90	65

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

Cash purchase price	$5,505

Fair value of assets acquired:

Cash and due from banks	20,392
Securities available for sale	50,547
Loans receivable	23,760
Short-term commercial paper and bankers’ acceptances	11,713
Foreclosed assets	—
Premises and equipment	402
Core deposit intangible	—
Accrued interest receivable and other assets	550

Total fair value of assets acquired	107,364

Fair value of liabilities assumed:

Non-interest bearing deposits	23,255
Interest-bearing deposits	77,611
Accrued interest payable and other liabilities	142

Total fair value of liabilities assumed	101,008

Fair value of net assets acquired	6,356

Gain on bargain purchase	$851

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

Pro forma combined results of operations as if the combination occurred at the beginning of the quarterly and year to date periods ended September 30, 2012:

	Quarter ended September 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,813	$1,436	$1,358	$0.82
Marathon State Bank	350	8	(132)	(0.08)

Pro forma Totals	$5,163	$1,444	$1,226	$0.74

	Nine months ended September 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$14,376	$4,147	$3,902	$2.35
Marathon State Bank	1,158	880	468	0.28

Pro forma Totals	$15,534	$5,027	$4,370	$2.63

Pro forma combined results of operations as if the combination occurred at the beginning of the quarterly and year to date periods ended September 30, 2011:

	Quarter ended September 30, 2011 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,867	$1,367	$1,394	$0.84
Marathon State Bank	437	9	122	0.08

Pro forma Totals	$5,304	$1,376	$1,516	$0.92

	Nine months ended September 30, 2011 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$14,497	$3,961	$3,905	$2.36
Marathon State Bank	1,316	35	411	0.25

Pro forma Totals	$15,813	$3,996	$4,316	$2.61

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,505	$39	$4	$16,540
U.S. agency issued residential mortgage-backed securities	15,240	1,045	—	16,285
U.S. agency issued residential collateralized mortgage obligations	43,959	733	26	44,666
Privately issued residential collateralized mortgage obligations	187	7	—	194
Other equity securities	47	—	—	47

Totals	$75,938	$1,824	$30	$77,732

Securities held to maturity

Obligations of states and political subdivisions	$66,827	$2,707	$30	$69,504
Nonrated trust preferred securities	1,501	32	84	1,449
Nonrated senior subordinated notes	402	6	—	408

Totals	$68,730	$2,745	$114	$71,361

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$501	$17	$—	$518
U.S. agency issued residential mortgage-backed securities	18,754	1,068	6	19,816
U.S. agency issued residential collateralized mortgage obligations	37,774	806	7	38,573
Privately issued residential collateralized mortgage obligations	418	11	—	429
Other equity Securities	47	—	—	47

Totals	$57,494	$1,902	$13	$59,383

Securities held to maturity

Obligations of states and political subdivisions	$47,404	$1,636	$30	$49,010
Nonrated trust preferred securities	1,487	40	195	1,332
Nonrated senior subordinated notes	403	6	—	409

Totals	$49,294	$1,682	$225	$50,751

Securities with a fair value of $43,614 and $56,659 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

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

The composition of loans, categorized by the type of the loan, is as follows:

	September 30, 2012	December 31, 2011

Commercial, industrial, and municipal	$138,021	$127,192
Commercial real estate mortgage	184,183	184,360
Commercial construction and development	25,544	20,078
Residential real estate mortgage	97,687	78,114
Residential construction and development	13,514	13,419
Residential real estate home equity	22,883	23,193
Consumer and individual	5,302	3,732

Subtotals – Gross loans	487,134	450,088
Loans in process of disbursement	(6,676)	(4,787)

Subtotals – Disbursed loans	480,458	445,301
Net deferred loan costs	222	197
Allowance for loan losses	(7,431)	(7,941)

Net loans receivable	$473,249	$437,557

The following is a summary of information pertaining to impaired loans at period-end:

	September 30, 2012	December 31, 2011

Impaired loans without a valuation allowance	$8,199	$5,474
Impaired loans with a valuation allowance	9,055	11,745

Total impaired loans before valuation allowances	17,254	17,219
Valuation allowance related to impaired loans	2,537	3,178

Net impaired loans	$14,717	$14,041

Activity in the allowance for loans losses during the nine months ended September 30, 2012 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,406	$3,175	$1,242	$118	$—	$7,941
Provision	233	(458)	530	20	—	325
Recoveries	6	4	3	4	—	17
Charge offs	(105)	(234)	(462)	(51)	—	(852)

Ending balance	$3,540	$2,487	$1,313	$91	$—	$7,431
Individually evaluated for impairment	$1,625	$570	$336	$6	$—	$2,537
Collectively evaluated for impairment	$1,915	$1,917	$977	$85	$—	$4,894

Loans receivable (gross):

Individually evaluated for impairment	$5,741	$8,955	$2,543	$15	$—	$17,254
Collectively evaluated for impairment	$132,280	$200,772	$131,541	$5,287	$—	$469,880

Activity in the allowance for loans losses during the nine months ended September 30, 2011, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,862	$3,674	$211	$213	$—	$7,960
Provision	604	(468)	1,016	(2)	—	1,150
Recoveries	166	6	—	5	—	177
Charge offs	(808)	(132)	(224)	(104)	—	(1,268)

Ending balance	$3,824	$3,080	$1,003	$112	$—	$8,019
Individually evaluated for impairment	$2,020	$970	$456	$22	$—	$3,468
Collectively evaluated for impairment	$1,804	$2,110	$547	$90	$—	$4,551

Loans receivable (gross):

Individually evaluated for impairment	$6,947	$8,418	$2,093	$75	$—	$17,533
Collectively evaluated for impairment	$125,311	$188,029	$108,133	$3,509	$—	$424,982

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

The commercial credit exposure based on internally assigned credit grade at September 30, 2012, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$38	$—	$—	$—	$—	$38
Minimal risk (2)	24,317	21,524	307	517	1,640	48,305
Average risk (3)	53,364	102,052	18,877	2,305	12,224	188,822
Acceptable risk (4)	29,153	43,189	2,762	344	—	75,448
Watch risk (5)	7,700	7,979	1,758	—	—	17,437
Substandard risk (6)	678	1,723	601	—	—	3,002
Impaired loans (7)	5,713	7,716	1,239	28	—	14,696

Total	$120,963	$184,183	$25,544	$3,194	$13,864	$347,748

The commercial credit exposure based on internally assigned credit grade at December 31, 2011, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$65	$—	$—	$—	$—	$65
Minimal risk (2)	10,404	21,922	205	534	1,660	34,725
Average risk (3)	54,387	103,614	12,981	1,088	6,153	178,223
Acceptable risk (4)	38,381	42,435	2,401	307	—	83,524
Watch risk (5)	7,054	7,972	2,903	—	—	17,929
Substandard risk (6)	675	1,005	937	—	—	2,617
Impaired loans (7)	6,456	7,412	651	28	—	14,547

Total	$117,422	$184,360	$20,078	$1,957	$7,813	$331,630

The consumer credit exposure based on payment activity and internally assigned credit grade at September 30, 2012, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$95,478	$22,702	$13,361	$5,287	$136,828
Impaired loans	2,209	181	153	15	2,558

Total	$97,687	$22,883	$13,514	$5,302	$139,386

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2011, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$75,923	$22,925	$13,275	$3,663	$115,786
Impaired loans	2,191	268	144	69	2,672

Total	$78,114	$23,193	$13,419	$3,732	$118,458

The payment age analysis of loans receivable disbursed at September 30, 2012, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$660	$281	$1,478	$2,419	$118,544	$120,963	$—
Agricultural	—	—	—	—	3,194	3,194	—
Government	—	—	—	—	13,864	13,864	—

Commercial real estate:

Commercial real estate	705	160	1,354	2,219	181,964	184,183	—
Commercial construction and development	20	909	127	1,056	20,475	21,530	—

Residential real estate:

Residential – Prime	297	159	1,359	1,815	95,872	97,687	—
Residential – HELOC	148	42	111	301	22,582	22,883	—
Residential – construction and development	14	—	132	146	10,706	10,852	—

Consumer	26	3	3	32	5,270	5,302	—

Total	$1,870	$1,554	$4,564	$7,988	$472,471	$480,458	$—

The payment age analysis of loans receivable disbursed at December 31, 2011, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$670	$25	$2,041	$2,736	$114,686	$117,422	$—
Agricultural	—	—	—	—	1,957	1,957	—
Government	—	—	—	—	7,813	7,813	—

Commercial real estate:

Commercial real estate	542	—	1,229	1,771	182,589	184,360	—
Commercial construction and development	—	—	145	145	17,195	17,340	—

Residential real estate:

Residential – prime	1,127	173	1,144	2,444	75,670	78,114	—
Residential – HELOC	255	5	129	389	22,804	23,193	—
Residential – construction and development	—	35	77	112	11,258	11,370	—

Consumer	11	—	54	65	3,667	3,732	—

Total	$2,605	$238	$4,819	$7,662	$437,639	$445,301	$—

Impaired loans as of September 30, 2012, and during the nine months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$1,657	$—	$1,657	$1,632	$55
Commercial real estate	4,814	—	4,814	4,260	184
Commercial construction & development	1,035	—	1,035	518	—
Agricultural	—	—	—	—	—
Government	—	—	—	—	—
Residential – prime	673	—	673	418	6
Residential – HELOC	20	—	20	10	3
Residential construction & development	—	—	—	—	—
Consumer	—	—	—	—	—

With an allowance recorded:

Commercial & industrial	$4,056	$1,599	$2,457	$2,836	$44
Commercial real estate	2,902	550	2,352	2,682	85
Commercial construction & development	204	20	184	322	18
Agricultural	28	26	2	1	—
Government	—	—	—	—	—
Residential – prime	1,536	278	1,258	1,420	8
Residential – HELOC	161	54	107	122	—
Residential construction & development	153	4	149	129	5
Consumer	15	6	9	32	1

Totals:

Commercial & industrial	$5,713	$1,599	$4,114	$4,468	$99
Commercial real estate	7,716	550	7,166	6,942	269
Commercial construction & development	1,239	20	1,219	840	18
Agricultural	28	26	2	1	—
Government	—	—	—	—	—
Residential – prime	2,209	278	1,931	1,838	14
Residential – HELOC	181	54	127	132	3
Residential construction & development	153	4	149	129	5
Consumer	15	6	9	32	1

The impaired loans at December 31, 2011, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,606	$—	$1,606	$2,409	$51
Commercial real estate	3,706	—	3,706	4,515	204
Commercial construction and development	—	—	—	120	—
Agricultural	—	—	—	150	—
Government	—	—	—	—	—
Residential – Prime	162	—	162	396	1
Residential – HELOC	—	—	—	23	—
Residential construction and development	—	—	—	12	—
Consumer	—	—	—	11	—

With an allowance recorded:

Commercial and industrial	$4,850	$1,635	$3,215	$2,050	$93
Commercial real estate	3,706	694	3,012	1,637	154
Commercial construction and development	651	191	460	386	23
Agricultural	28	28	—	5	2
Government	—	—	—	—	—
Residential – Prime	2,029	448	1,581	1,041	53
Residential – HELOC	268	131	137	99	9
Residential construction and development	144	36	108	74	5
Consumer	69	15	54	37	2

Totals:

Commercial and industrial	$6,456	$1,635	$4,821	$4,459	$144
Commercial real estate	7,412	694	6,718	6,152	358
Commercial construction and development	651	191	460	506	23
Agricultural	28	28	—	155	2
Government	—	—	—	—	—
Residential – Prime	2,191	448	1,743	1,437	54
Residential – HELOC	268	131	137	122	9
Residential construction and development	144	36	108	86	5
Consumer	69	15	54	48	2

Loans on nonaccrual status at period-end, follows:

	September 30, 2012	December 31, 2011

Commercial:

Commercial and industrial	$3,748	$4,309
Agricultural	27	—

Commercial real estate:

Commercial real estate	1,903	1,585
Commercial construction and development	129	148

Residential real estate:

Residential – prime	2,033	1,640
Residential – HELOC	161	159
Residential construction and development	133	78

Consumer	6	55

Total	$8,140	$7,974

During the quarter and nine months ended September 30, 2012, the contracts identified below were modified to convert from amortizing principal payments to interest only payments, extend payment amortization periods, or to capitalize unpaid property taxes, and were categorized as troubled debt restructurings. During the quarter and nine months ended September 30, 2011, the commercial related contracts identified below were modified to defer principal payments due while converting to interest only payments, or to lower the interest rate. Specific loan reserves maintained in connection with loans restructured during the year to date period totaled $262 at September 30, 2012 and $526 at September 30, 2011. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the quarter ended September 30, 2012 before specific reserves:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2012 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	3	$481	$475
Residential real estate	1	$121	$89

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2012 before specific reserves:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2012 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	6	$661	$637
Commercial real estate	2	$527	$508
Residential real estate	1	$121	$89

The following table presents information concerning modifications of troubled debt made during the quarter ended September 30, 2011 before specific reserves:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2011 ($000s)	contracts	investment	investment at period-end

Commercial real estate	1	$89	$89

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2011 before specific reserves:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2011 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	6	$1,157	$1,123
Commercial real estate	7	$4,371	$4,363
Commercial construction & development	1	$74	$73

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

Default during the quarter ended	Number of	Recorded
September 30, 2012 ($000s)	contracts	investment

Commercial real estate	1	$45

Default during the nine months ended	Number of	Recorded
September 30, 2012 ($000s)	contracts	investment

Commercial & industrial	1	$—
Commercial real estate	1	$45

Default during the quarter and nine months ended	Number of	Recorded
September 30, 2011 ($000s)	contracts	investment

Commercial real estate	2	$267

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

A summary of activity in foreclosed assets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$2,642	$4,339	$2,939	$4,967

Transfer of loans at net realizable value to foreclosed assets	160	710	568	845
Sale proceeds	(172)	(502)	(580)	(832)
Loans made on sale of foreclosed assets	—	(1,075)	(140)	(1,075)
Net gain (loss) from sale of foreclosed assets	(1)	(25)	47	(1)
Provision for write-down charged to operations	(280)	—	(485)	(457)

Balance at end of period	$2,349	$3,447	$2,349	$3,447

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	September 30, 2012	December 31, 2011

Non-interest bearing demand	$79,201	$75,298
Interest bearing demand (NOWs)	114,031	108,894
Savings	52,169	28,056
Money market	112,816	102,993
Retail and local time	126,105	91,702
Broker and national time	63,516	74,566

Total deposits	$547,838	$481,509

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011

Short-term repurchase agreements	$5,773	$6,191
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$19,273	$19,691

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $21,490 at September 30, 2012 and $22,977 at December 31, 2011.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

As of end of period – weighted average rate	3.04%	2.90%	3.04%	2.90%
For the period:
Highest month-end balance	$19,273	$21,746	$19,934	$32,644
Daily average balance	$18,725	$21,745	$19,166	$26,172
Weighted average rate	3.19%	2.96%	3.12%	2.52%

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	September 30, 2012	December 31, 2011

Notional amount	$ 7,500	$ 7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.39%	0.55%
Maturity	September 2017	September 2017
Unrealized gain (loss) fair value	$ (739)	$ (576)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the nine months ended September 30, 2012 or 2011. Risk management results for the nine months ended September 30, 2012 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2012, approximately $180 of losses ($109 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending September 30, 2013. The interest rate swap agreement was secured by cash and cash equivalents of $850 at September 30, 2012, and by $680 at December 31, 2011.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	September 30, 2012	December 31, 2011

Notional amount	$ 15,139	$ 14,324
Receive fixed rate (average)	1.99%	2.05%
Pay variable rate (average)	0.23%	0.29%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	4.1 years	4.9 years
Unrealized gain (loss) fair value	$ 735	$ 555

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	September 30, 2012	December 31, 2011

Notional amount	$ 15,139	$ 14,324
Pay fixed rate (average)	1.99%	2.05%
Receive variable rate (average)	0.23%	0.29%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	4.1 years	4.9 years
Unrealized gain (loss) fair value	$ (735)	$ (555)

NOTE 9 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Periods ended September 30, 2012	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain (loss) on securities available for sale	$27	$13	$(94)	$(34)
Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(110)	(44)	(346)	(136)
Unrealized loss on interest rate swap	(106)	(42)	(292)	(115)
Reclassification adjustment of interest rate swap
settlements included in earnings	43	17	127	50

Totals	$(146)	$(56)	$(605)	$(235)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Periods ended September 30, 2011	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain (loss) on securities available for sale	$(37)	$(14)	$432	$171
Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(128)	(16)	(397)	(122)
Unrealized loss on interest rate swap	(467)	(184)	(680)	(268)
Reclassification adjustment of interest rate swap
settlements included in earnings	48	19	139	55

Totals	$(584)	$(195)	$(506)	$(164)

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

PSB granted restricted stock to certain employees having an initial market value of $200 during the three months ended March 31, 2012 and 2011. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the nine months ended September 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $79 and $65 during 2012 and 2011, respectively.

The following tables summarize information regarding restricted stock outstanding at September 30, 2012 and 2011 including activity during the nine months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2011	19,452	$15.68
Restricted stock granted	9,130	21.90
Restricted stock legally vested	(3,010)	(16.62)

September 30, 2011	25,572	$17.79

January 1, 2012	25,572	$17.79
Restricted stock granted	8,895	22.48
Restricted stock legally vested	(4,058)	(16.08)

September 30, 2012	30,409	$19.39

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2012	$105
2013	125
2014	125
2015	95
2016	80
Thereafter	40

Totals	$570

NOTE 11 – EARNINGS PER SHARE

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2012	2011	2012	2011

Net income	$1,226	$1,394	$4,324	$3,905

Weighted average shares outstanding	1,663,472	1,653,179	1,663,221	1,652,439
Effect of dilutive stock options outstanding	—	768	76	998

Diluted weighted average shares outstanding	1,663,472	1,653,947	1,663,297	1,653,437

Basic earnings per share	$0.74	$0.85	$2.60	$2.36
Diluted earnings per share	$0.74	$0.84	$2.60	$2.36

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

At September 30, 2012 and December 31, 2011, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which we maintain mortgage servicing rights. Therefore, declining long term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at September 30, 2012 used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	54.29%
Weighted average prepayment speed: PSA	1361%
Weighted average discount rate	8.21%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at September 30, 2012:

Securities available for sale:

U.S. Treasury and agency debentures	$16,540	$—	$16,540	$—
U.S. agency issued residential MBS and CMO	60,951	—	60,951	—
Privately issued residential MBS and CMO	194	—	194	—
Other equity securities	47	—	—	47

Total securities available for sale	77,732	—	77,685	47
Loans held for sale	303	—	303	—
Mortgage rate lock commitments	102	—	102	—
Interest rate swap agreements	735	—	735	—

Total assets	$78,872	$—	$78,825	$47

Liabilities – Interest rate swap agreements	$1,474	$—	$1,474	$—

Assets measured at fair value on a recurring basis at December 31, 2011:

Securities available for sale:

U.S. Treasury and agency debentures	$518	$—	$518	$—
U.S. agency issued residential MBS and CMO	58,389	—	58,389	—
Privately issued residential MBS and CMO	429	—	429	—
Other equity securities	47	—	—	47

Total securities available for sale	59,383	—	59,336	47
Loans held for sale	39	—	39	—
Mortgage rate lock commitments	60	—	60	—
Interest rate swap agreements	555	—	555	—

Total assets	$60,037	$—	$59,990	$47

Liabilities – Interest rate swap agreements	$1,131	$—	$1,131	$—

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2011:	$51
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	(4)
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at December 31, 2011	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at December 31, 2011	$—

Balance at January 1, 2012	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at September 30, 2012	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2012	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at September 30, 2012:

Impaired loans	$3,357	$—	$—	$3,357
Foreclosed assets	2,349	—	450	1,899
Mortgage servicing rights	1,091	—	—	1,091

Total assets	$6,797	$—	$450	$6,347

Assets measured at fair value on a nonrecurring basis at December 31, 2011:

Impaired loans	$4,086	$—	$—	$4,086
Foreclosed assets	2,939	—	587	2,352
Mortgage servicing rights	1,205	—	—	1,205

Total assets	$8,230	$—	$587	$7,643

At September 30, 2012, loans with a carrying amount of $3,835 were considered impaired and were written down to their estimated fair value of $3,357 net of a valuation allowance of $478. At December 31, 2011, loans with a carrying amount of $5,306 were considered impaired and were written down to their estimated fair value of $4,086, net of a valuation allowance of $1,220. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At September 30, 2012, mortgage servicing rights with a carrying amount of $1,422 were considered impaired and were written down to their estimated fair value of $1,091, resulting in an impairment allowance of $331. At December 31, 2011, mortgage servicing rights with a carrying amount of $1,286 were considered impaired and were written down to their estimated fair value of $1,205, resulting in an impairment allowance of $81. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	September 30, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$34,156	$34,156	$34,156	$—	$—
Securities	146,462	149,093	—	147,189	1,904
Other investments	2,484	2,556	—	—	2,556
Net loans receivable and loans held for sale	473,552	480,133	—	624	479,509
Accrued interest receivable	2,505	2,505	—	—	2,505
Mortgage servicing rights	1,091	1,091	—	—	1,091
Mortgage rate lock commitments	102	102	—	102	—
FHLB stock	2,761	2,761	—	—	2,761
Cash surrender value of life insurance	11,710	11,710	11,710	—	—
Interest rate swap agreements	735	735	—	735	—

Financial liabilities ($000s):

Deposits	$547,838	$550,534	$—	$—	$550,534
FHLB advances	50,124	51,878	—	51,878	—
Other borrowings	19,273	19,273	—	15,015	4,258
Senior subordinated notes	7,000	7,049	—	—	7,049
Junior subordinated debentures	7,732	4,988	—	—	4,988
Interest rate swap agreements	1,474	1,474	—	1,474	—
Accrued interest payable	675	675	—	—	675

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2011:

	December 31, 2011
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$38,205	$38,205	$38,205	$—	$—
Securities	108,677	110,134	—	108,346	1,788
Other investments	2,484	2,577	—	—	2,577
Net loans receivable and loans held for sale	437,596	444,799	—	39	444,760
Accrued interest receivable	2,068	2,068	—	—	2,068
Mortgage servicing rights	1,205	1,205	—	—	1,205
Mortgage rate lock commitments	60	60	—	60	—
FHLB stock	3,250	3,250	—	—	3,250
Cash surrender value of life insurance	11,406	11,406	11,406	—	—
Interest rate swap agreements	555	555	—	555	—

Financial liabilities ($000s):

Deposits	$481,509	$484,640	$—	$—	$484,640
FHLB advances	50,124	52,547	—	52,547	—
Other borrowings	19,691	21,454	—	15,163	6,291
Senior subordinated notes	7,000	7,120	—	—	7,120
Junior subordinated debentures	7,732	4,849	—	—	4,849
Interest rate swap agreements	1,131	1,131	—	1,131	—
Accrued interest payable	623	623	—	—	623

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

NOTE 16 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2012 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of September 30, 2012 compared to December 31, 2011 and results of our operations for the three months and nine months ended September 30, 2012 compared to the results of operations for the three months and nine months ended September 30, 2011. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE OVERVIEW

Results of Operations

September 2012 quarterly earnings were $1,226, or $.74 per diluted share, compared to $1,394, or $.84 per diluted share, during the September 2011 quarter. Year to date earnings for the nine months ended September 30, 2012 were $4,324, or $2.60 per diluted share, compared to $3,905, or $2.36 per diluted share, during the nine months ended September 30, 2011. Both the quarterly and year to date periods were significantly impacted by activity associated with our purchase of Marathon State Bank (“Marathon”). Refer to Table 1 of this MD&A for the nature and impact of these special Marathon income and expense items on consolidated net income. Before the special Marathon items, earnings per share were $.90 during the September 2012 quarter and $2.57 during the nine months ended September 30, 2012, an increase of 7.1% and 8.9% over the prior year periods, respectively.

Prior to the special Marathon expenses, September 2012 quarterly net income increased over September 2011 from increased net interest income despite a .16% decline in quarterly net interest margin due to 12.6% growth in average earning assets (primarily from the Marathon acquisition). In addition, there was no recognition of a September 2012 quarterly provision for loan losses, and mortgage banking increased $184 (66.2%) on heightened customer residential mortgage refinance activity. These income items were offset by a $280 write-down to our largest foreclosed asset following acceptance of an offer to purchase, and a $319 increase in other operating expenses, up 8.3%, led by higher salaries and employee benefits and data processing costs.

Year to date prior to the special Marathon income and expense items, net income during the nine months ended September 30, 2012 increased over 2011 from a 5.5% increase in average earning assets despite a .09% decline in year to date interest margin. 2012 also experienced an $825 decline in provision for loan losses (72% decline), and a $229 increase in mortgage banking income on refinance activity (up 23.3%). These additional income items offset salaries and benefit expense growth including new costs related to Marathon staff, and higher data processing expenses following phase out of special conversion contractual cost reductions during 2011 associated with our 2010 data conversion.

Including all merger and data conversion expenses, Marathon added $422 to our consolidated net income since the June 2012 acquisition, increasing our net income during the nine months ended September 30, 2012 by 10.8%. However, excluding the merger related gain and expenses, Marathon added $182 to consolidated net income, increasing income by 4.7%. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional pro-forma information on the results of operations during the quarters and nine months ended September 30, 2012 and 2011 for PSB and Marathon as if the acquisition had occurred at the beginning of the periods reported.

 Looking ahead to calendar 2013, net income growth will be challenged by continued downward pressure on net interest margin, an expected decline in mortgage banking refinance activity income, and stable provisions for loan losses. Declining credit costs, including provision for loan losses and loss on foreclosed assets, have been an important driver to net income growth during 2012 compared to 2011 which is not expected to recur during 2013.

Credit Quality

Total nonperforming assets of $17,191 at September 30, 2012 declined from $17,360 at June 30, 2012 (down $169), and $17,883 at December 31, 2011 (down $692). The declines were due primarily to a reduction in foreclosed assets which declined $293 during the September 2012 quarter and declined $590 since December 31, 2011. Total nonperforming assets were 2.48% and 2.87% of total assets at September 30, 2012 and December 31, 2011, respectively. Excluding a $750 nonaccrual trust preferred investment security issued by Johnson Financial Group, Racine, Wisconsin, and all performing restructured loans, total nonperforming assets would have been 1.51% and 1.75% of total assets at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the allowance for loan losses was $7,431, or 1.55% of total loans (53% of nonperforming loans), compared to $7,941, or 1.78% of total loans (56% of nonperforming loans) at December 31, 2011. A 73% reduction in the amount of new problem loans added to nonperforming assets during the nine months ended September 30, 2012 compared 2011 has pointed to improving credit quality. Higher credit quality and low organic net loan growth allowed us to reduce provision for loan losses during 2012 compared to 2011, and no provision was recorded during the September 2012 quarter. We expect further reduction to nonperforming assets during the upcoming December 2012 quarter due to positive resolution of a $1,578 nonperforming loan and expected sale of a $1,000 foreclosed asset.

Asset Growth and Liquidity

Total assets were $692,563 at September 30, 2012, down $16,461, or 2.3%, during the September 2012 quarter compared to June 30, 2012, but up $69,696, or 11.2%, since December 31, 2011 due to acquisition of Marathon. During the September 2012 quarter, Marathon’s substantial liquidity and cash flow from maturing investment securities and short-term commercial paper were used to pay down $10,916 of wholesale funding. In addition, PSB used excess liquidity to fund purchase of the remaining $4,753 of Marathon common stock (out of the original $5,505 purchase price) which was previously reflected as a liability at June 30, 2012. Commercial real estate and other commercial related loans increased $8,197 during the September 2012 quarter compared to June 30, 2012, which was also funded by maturing securities and short-term investments in Marathon’s security portfolio. Total net loans receivable were $473,249 at September 30, 2012, compared to $466,300 at June 30, 2012, up $6,949, or 1.5%.

Local core deposits and retail deposits $100 and greater declined $3,653, or .7%, during the September 2012 quarter compared to June 30, 2012, but increased $77,379, or 19.0% since December 31, 2011 from the Marathon acquisition. Marathon local deposit retention has met expectations following the acquisition, as Marathon local deposits increased $5,090 to $90,279 compared to $85,189 at the June 14, 2012 purchase date. Purchase date deposits exclude the $14,510 Marathon special shareholder dividend paid prior to the acquisition and reflected as a Marathon noninterest-bearing deposit on the acquisition date. Many former Marathon shareholders deposited a portion of their special dividend and stock purchase payment into their Marathon deposit account, which accounted for a significant portion of the increase in Marathon deposits since the acquisition date. During the December 2012 quarter, we could see a decline in Marathon deposits from balances held at September 30, 2012, from typical deposit attrition following the merger of Marathon into Peoples State Bank on October 13, 2012.

Our liquidity position has benefited from the Marathon acquisition. Wholesale funding, including brokered and national certificates of deposits, FHLB advances, and other borrowings, was $132,913 at September 30, 2012, compared to $144,381 at December 31, 2011, down $11,468, or 7.9%. Wholesale funding was 19.2% of total assets at September 30, 2012 compared to 23.2% of total assets at December 31, 2011. We expect to see wholesale funding as a percentage of total assets continue to decline during the December 2012 quarter as maturing wholesale funding is repaid from cash and cash equivalents held at September 30, 2012. Repayment of wholesale funding with existing cash has a de-leveraging effect on the balance sheet and total assets may decline during the December 2012 quarter compared to September 30, 2012. At September 30, 2012, unused (but available) wholesale funding was approximately $258 million, or 37% of total assets, compared to $238 million, or 38% of total assets at December 31, 2011. Marathon accounted for 88% of the increase in available liquidity compared to December 31, 2011.

Capital Resources

During the nine months ended September 30, 2012, stockholders’ equity increased $3,433, or 6.8%, primarily from $3,709 in retained net income after deducting $615 of cash dividends paid. Net book value per share at September 30, 2012 was $32.34 compared to $30.44 at December 31, 2011, up 6.2%. Net book value and other references to per share information reflect the impact of our 5% dividend paid in common stock declared June 19, 2012 and paid July 30, 2012. Common stockholders’ equity was 7.77% of total assets at September 30, 2012 compared to 7.42% of assets at June 30, 2012 and 8.09% of assets at December 31, 2011. Our equity to assets ratio has declined since the beginning of the year due to the cash purchase of Marathon in the June 2012 quarter.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. PSB was considered “well capitalized” under banking regulations at September 30, 2012. PSB holds the right to prepay its $7 million in 8% senior subordinated notes on a monthly basis. After considering total regulatory capital needs for loan growth, regulatory changes impacting capital minimums, and merger and acquisition activities, we may prepay some or all of the 8% notes during 2013. Repayment of these debentures in their entirety would reduce interest expense $140 and increase net income by approximately $85 per quarter.

Approximately 20% of our total regulatory capital at September 30, 2012 is comprised of debt instruments including junior and senior debentures and notes which, unlike common stock, require quarterly payments of interest aggregating $223 (before tax benefits). Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed. Due to relatively high cost of capital options, our desire to prepay our 8% senior subordinated notes, the cash purchase acquisition of Marathon State Bank, and potential future merger and acquisition activities requiring capital, we do not expect to buy back significant treasury stock shares during the next several quarters. We do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

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

We continue to internally review the timing and extent of the proposed changes on our regulatory capital position. As a reference for this discussion, assuming the immediate loss of junior subordinated debentures as Tier 1 capital and a 20% increase in total risk adjusted assets, our pro forma September 30, 2012 leverage ratio would have been 7.50% instead of 8.58%, our Tier 1 risk adjusted capital ratio would have been 8.78% instead of 12.05%, and our total risk adjusted capital ratio would have been 12.47% instead of 14.72%. Increased regulatory capital requirements could impact our ability to pay shareholder cash dividends of profits, repurchase shares of treasury stock, or the pace of which we could grow in assets, both organically and via merger and acquisition activities.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $266 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at September 30, 2012. At September 30, 2012, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 14% of the total serviced principal (down from 20% at December 31, 2011), up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.8 million on this remaining loan pool of approximately $39 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). Since inception of our guarantees to the FHLB beginning in 2000, only $0.4 million of $425 million of loans originated with guarantees have represented a principal loss, all of which has been borne by the FHLB within their First Loss Account. No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at September 30, 2012) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $15,139). These arrangements and related off balance sheet commitments are outlined in Note 8 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions were $739 and $576 at September 30, 2012 and December 31, 2011, respectively before tax benefits.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $102 million at September 30, 2012 compared to $99 million at December 31, 2011. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended September 30, 2012 compared to September 30, 2011

September 2012 quarterly earnings were $1,226, or $.74 per diluted share compared to $1,394, or $.84 per diluted share during September 2011, a decrease of $168, or $.10 per share, down 11.9%. The decrease was due primarily to $383 of data conversion costs ($232 after tax benefits) recorded in the September 2012 quarter related to integration of Marathon State Bank into Peoples State Bank. We purchased Marathon during the June 2012 quarter as disclosed in Note 2 to the Notes to Consolidated Financial Statements. During the September 2012 quarter, we also incurred $43 of legal expenses related to the Marathon acquisition and charter consolidation ($41 after tax benefits). The Marathon data system and banking charter were merged into Peoples State Bank on October 13, 2012. Before these Marathon special costs, net income would have been $1,499 in the September 2012 quarter compared to $1,394 in the September 2011 quarter. Earnings per share would have been $.90 in September 2012 compared to $.84 in September 2011, an increase of 7.1%. Table 1 below outlines the Marathon special items and the impact to net income and earnings per share during the September 2012 and 2011 quarters.

Prior to the special Marathon expenses, September 2012 quarterly net income grew from a $361 increase in tax adjusted net interest income ($219 after tax expense) from an increase in average earning assets, despite a .16% decline in quarterly net interest margin. In addition, no provision for loan losses was recorded in the September 2012 quarter while $360 was recorded during the prior year quarter ($218 after tax expense). A decline in U.S. Treasury long-term interest rates prompted a wave of customer residential fixed rate mortgage loan refinance activity during the September 2012 quarter and mortgage banking income increased $278 ($168 after tax expense). These items of increased income were offset by a $280 write-down ($170 after tax benefits) to our largest foreclosed asset following acceptance of an offer to purchase, and a $319 increase ($193 after tax benefits) in other operating expenses, up 8.3%, led by higher salaries and employee benefits and data processing costs.

Nine months ended September 30, 2012 compared to September 30, 2011

Year to date earnings for the nine months ended September 2012 were $4,324, or $2.60 per diluted share compared to $3,905, or $2.36 per diluted share during September 2011, an increase of $419, or $.24 per share, up 10.2%. As in the September 2012 quarter, special income and expense items related to the Marathon acquisition impacted year to date net income. Offsetting the significant data integration expenses in September 2012 previously discussed was a $851 gain on bargain purchase of Marathon ($515 after tax benefits) recorded in the June 2012 quarter. During the year to date period, $235 of professional expenses ($233 after tax benefits) related to Marathon were recorded during 2012. Before these Marathon special items, net income would have been $4,274 during the nine months ended September 30, 2012 compared to $3,905 during 2011. Earnings per share would have been $2.57 year to date during 2012 compared to $2.36 during 2011, an increase of 8.9%. Table 1 below outlines the Marathon special items and the impact to net income and earnings per share during the nine months ended September 30, 2012 and 2011.

Prior to the special Marathon expenses, net income during the nine months ended September 30, 2012 increased $431 ($261 after tax expense) over 2011 from an increase in tax adjusted net interest income on an increase in average earning assets, despite a .09% decline in quarterly net interest margin. In addition, 2012 provision for loan losses declined $825 from 2011 ($500 after tax expense) on identification of fewer new problem loan relationships. Although 2011 also experienced a high level of residential mortgage refinance activity, 2012 mortgage banking income increased $229 ($139 after tax expense) over 2011. These items of increased income were offset by increased operating expenses before loss on foreclosed assets of $840 ($509 after tax benefits), or 7.6%, over 2011 operating expenses before loss on foreclosed assets. The increased operating expenses were led by salaries and employee benefits, up $398, and data processing and office operations, up $340.

During 2013, each of the factors behind increased 2012 earnings as discussed above are expected to decline or be negatively impacted. Net interest margin is expected to be pressured lower while total earning assets may grow at inflationary levels. In addition, provision for loan losses may be recorded at levels similar to that recorded during 2012. Reductions in provision for loan losses were a significant driver in increased earnings during 2012 compared to 2011. Lastly, mortgage refinance volume is likely to drop significantly as new customer refinance applications diminish, reducing mortgage banking income. The combination of these factors during 2013 is likely to challenge earnings growth and earnings per share during 2013 could decline compared to 2012.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended September 30,		Nine months ended September 30,
($000s, net of income tax effects)	2012	2011	2012	2011

Net income from continuing operations before credit costs	$1,699	$1,652	$4,815	$4,989
Less: Credit costs	(200)	(258)	(541)	(1,084)

Net income from continuing operations after credit costs	1,499	1,394	4,274	3,905
Add: Gain on bargain purchase	—	—	515	—
Less: Merger data processing conversion	(232)	—	(232)	—
Less: Merger related expenses	(41)	—	(233)	—

Net income	$1,226	$1,394	$4,324	$3,905

	Quarter ended September 30,		Nine months ended September 30,
(per diluted share, net of income tax effects)	2012	2011	2012	2011

Net income from continuing operations before credit costs	$1.02	$1.00	$2.89	$3.02
Less: Credit costs	(0.12)	(0.16)	(0.32)	(0.66)

Net income from continuing operations after credit costs	0.90	0.84	2.57	2.36
Add: Gain on bargain purchase	—	—	0.31	—
Less: Merger data processing conversion	(0.14)	—	(0.14)	—
Less: Merger related expenses	(0.02)	—	(0.14)	—

Net income	$0.74	$0.84	$2.60	$2.36

Return on average assets was .70% (.85% before the Marathon merger related items) and .92% during the quarters ended September 30, 2012 and 2011, respectively. Return on average stockholders’ equity was 9.13% (11.13% before the merger items) and 11.20% during the quarters ended September 30, 2012 and 2011, respectively.

Return on average assets was .89% (.88% before the Marathon merger related items) and .86% during the nine months ended September 30, 2012 and 2011, respectively. Return on average stockholders’ equity was 11.02% (10.89% before the merger items) and 10.75% during the nine months ended September 30, 2012 and 2011, respectively.

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Earnings and dividends:	2012	2012	2012	2011	2011

Net interest income	$5,163	$4,880	$4,816	$5,060	$4,867
Provision for loan losses	$—	$165	$160	$240	$360
Other noninterest income	$1,444	$2,323	$1,242	$1,376	$1,367
Other noninterest expense	$4,860	$4,064	$4,119	$4,121	$3,835
Net income	$1,226	$1,918	$1,180	$1,400	$1,394

Basic earnings per share(3)	$0.74	$1.15	$0.70	$0.85	$0.85
Diluted earnings per share(3)	$0.74	$1.15	$0.70	$0.85	$0.84
Dividends declared per share(3)	$—	$0.36	$—	$0.35	$—
Net book value per share	$32.34	$31.64	$30.96	$30.44	$30.10

Semi-annual dividend payout ratio	n/a	19.44%	n/a	20.86%	n/a
Average common shares outstanding	1,663,472	1,663,410	1,663,138	1,654,111	1,653,179

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$460,697	$447,886	$436,907	$440,737	$434,031
Assets	$698,103	$639,404	$607,917	$604,216	$602,088
Deposits	$550,564	$493,349	$466,121	$457,916	$452,225
Stockholders’ equity	$53,440	$52,835	$51,016	$50,910	$49,369

Performance ratios:

Return on average assets(1)	0.70%	1.21%	0.78%	0.92%	0.92%
Return on average stockholders’ equity(1)	9.13%	14.60%	9.30%	10.91%	11.20%
Average stockholders’ equity less
accumulated other comprehensive income
(loss) to average assets	7.44%	8.01%	8.10%	8.11%	7.84%
Net loan charge-offs to average loans(1)	0.19%	0.24%	0.31%	0.28%	0.14%
Nonperforming loans to gross loans	2.93%	2.95%	3.38%	3.19%	3.26%
Allowance for loan losses to gross loans	1.55%	1.61%	1.75%	1.78%	1.82%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	28.59%	29.34%	32.44%	31.32%	32.82%
Net interest rate margin(1)(2)	3.37%	3.42%	3.50%	3.64%	3.53%
Net interest rate spread(1)(2)	3.21%	3.20%	3.27%	3.38%	3.28%
Service fee revenue as a percent of
average demand deposits(1)	2.17%	2.41%	2.66%	2.49%	2.95%
Noninterest income as a percent of gross revenue	17.24%	25.81%	15.65%	16.31%	16.15%
Efficiency ratio(2)	70.89%	54.85%	66.04%	62.34%	59.75%
Noninterest expenses to average assets(1)	2.77%	2.56%	2.73%	2.71%	2.53%

Stock price information:

High	$29.20	$26.67	$24.76	$23.57	$23.81
Low	$24.50	$21.81	$21.86	$22.43	$22.05
Last trade value at quarter-end	$28.75	$25.24	$24.76	$22.48	$22.62

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Net Interest Income

Quarter ended September 30, 2012 compared to September 30, 2011

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,412 during the September 2012 quarter compared to $5,051 during the September 2011 quarter, an increase of $361, or 7.1%. Increased net interest income was due to an increase in average earning assets during the September 2012 quarter, which increased $71,528, or 12.6% compared to September 2011. Earning assets (primarily investments securities) acquired with Marathon provided $61,708, or 86% of the quarterly increase over September 2011. However, Marathon’s large asset allocation to securities and significant cash and cash equivalent holdings contributed to lower net margin during the September 2012 quarter which fell to 3.37% compared to 3.53% compared to the September 2011 quarter.

Compared to the linked June 2012 quarter, September 2012 quarterly loan yields declined .04% (to 5.11%) while the average deposit cost declined .12% (to .75%). However, net interest margin was negatively impacted by holding short-term excess funds associated with the Marathon acquisition pending merger into Peoples State Bank. Excluding the net increase in other interest earning assets in September 2012 compared to June 2012 (primarily federal funds sold) due to excess Marathon liquidity, September net interest margin would have increased .04% to 3.41% compared to 3.42% in the June 2012 quarter. A decline in tax adjusted investment security yields accounted for the remainder of the decline in net margin during September 2012 compared to June 2012.

Reinvestment yields for investment security cash flows remain very low and taxable securities yields are expected to continue to decline throughout the December 2012 quarter and 2013. In addition, loan yields may decline significantly due to competitive pressures as competitors seek to increase loan originations while quality credit demand remains weak, in addition to domestic and global economic actions which have lowered long-term rates. With average cost of deposits (representing 79% of total average assets) at .75% during the September 2012 quarter, further reduction of deposit costs to offset lower loan yields may be difficult. A significant portion of interest-bearing liabilities (11.5%) at September 30, 2012 include $63,624 of long-term FHLB advances and structured repurchase agreements with a weighted average fixed rate of 3.08% and a weighted average remaining term of 22 months to maturity. Prepayment of these instruments carries substantial monetary penalties which generally outweigh the long-term benefit of refinancing the debt. Asset yields are expected to continue to decline faster than funding costs during the next several quarters and net interest income may decline if earning assets do not grow from existing levels. A portion of the decline in earning asset rates will be offset by further declines in deposit cost, and December 2012 quarterly net interest margin is anticipated to fall within a range of 3.35% to 3.40%.

Nine months ended September 30, 2012 compared to September 30, 2011

Tax adjusted net interest income totaled $15,493 during the nine months ended September 30, 2012 compared to $15,062 during the nine months ended September 30, 2011, an increase of $431, or 2.9%. As during the September 2012 quarter, year to date net interest income benefited from addition of Marathon’s earning assets despite a decline in net margin from 3.52% during 2011 to 3.43% during 2012. The year to date increase in net interest income from higher earning assets (volume) was $1,111 while the reduction to income from lower margin was $680 compared to 2011.

While year to date average loan yield has declined .38% compared to 2011, cost of interest bearing liabilities has also declined .41%. However, average tax adjusted yield on investment securities and other short-term investments has declined significantly compared to 2011, resulting in the decrease in net margin. Tax adjusted yield on securities and other short-term earnings assets (representing 24% of average 2012 earning assets) was 2.94% during the nine months ended September 2012 compared to 3.56% during 2011, down .62%. Ongoing strategies under consideration to maintain current interest margin and grow net interest income include using existing cash and cash equivalents to repay higher cost maturing wholesale funds, repayment of higher cost $7 million 8% senior subordinated notes, restructuring FHLB advances from fixed to floating rate for lower net interest cost, investment in short-term nonrated commercial paper and other investments with minimal credit risk, and origination of fully amortizing 15 year fixed rate residential first mortgages to retain on our balance sheet.

Our floating rate loan portfolio includes a substantial amount of loans with rates above the normal floating coupon rate due to existence of in the money interest rate floors. At September 30, 2012, approximately 81% of our $133 million in adjustable rate loans carried a contractual interest rate floor. At September 30, 2012, substantially all loans with floors were in the money with a current loan yield in excess of the normal adjustable rate coupon. Interest rate floors increased the adjustable rate between 100 basis points and 200 basis points on 69% of loans with in the money floors. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin would be approximately $1,240 and .21%, respectively, based on those existing loan floors and average quarterly earning assets at September 30, 2012. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. This mismatch compared to rising funding costs is likely to lower net interest margin and possibly period over period net interest income. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

During the September 2011 quarter, the Dodd-Frank Wall Street Reform Act repealed the prohibition on paying interest on commercial checking accounts. We currently provide an earnings credit against account fees in lieu of an interest payment and do not expect costs to increase because of this change in the near term. Despite the law change, we do not sell or promote an interest bearing commercial checking account at this time. However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years, particularly in a rising rate environment as the banking industry competes with equity markets and other investments for customer deposits.

The following Tables present a schedule of yields and costs for the quarter and nine months ended September 30, 2012 compared to the prior year periods ended September 30, 2011 and the interest income and expense volume and rate analysis for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended September 30, 2012			Quarter ended September 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$468,437	$6,022	5.11%	$441,889	$6,180	5.55%
Taxable securities	100,617	578	2.29%	79,329	658	3.29%
Tax-exempt securities(2)	49,764	564	4.51%	32,431	424	5.19%
FHLB stock	2,761	2	0.29%	3,250	1	0.12%
Other	17,392	16	0.37%	10,544	16	0.60%

Total(2)	638,971	7,182	4.47%	567,443	7,279	5.09%

Non-interest-earning assets:
Cash and due from banks	33,635			8,650
Premises and equipment, net	10,179			10,158
Cash surrender value insurance	11,648			11,238
Other assets	11,410			12,457
Allowance for loan losses	(7,740)			(7,858)

Total	$698,103			$602,088

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$168,067	$206	0.49%	$122,878	$292	0.94%
Money market deposits	111,203	131	0.47%	96,702	202	0.83%
Time deposits	193,719	700	1.44%	174,069	881	2.01%
FHLB borrowings	51,700	356	2.74%	58,646	464	3.14%
Other borrowings	18,725	150	3.19%	21,745	162	2.96%
Senior subordinated notes	7,000	141	8.01%	7,000	142	8.05%
Junior subordinated debentures	7,732	86	4.42%	7,732	85	4.36%

Total	558,146	1,770	1.26%	488,772	2,228	1.81%

Non-interest-bearing liabilities:
Demand deposits	77,575			58,576
Other liabilities	8,942			5,371
Stockholders’ equity	53,440			49,369

Total	$698,103			$602,088

Net interest income		$5,412			$5,051
Rate spread			3.21%			3.28%
Net yield on interest-earning assets			3.37%			3.53%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 4: Net Interest Income Analysis (Nine Months)

(dollars in thousands)	Nine months ended Sept. 30, 2012			Nine months ended Sept. 30, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$456,375	$17,744	5.19%	$441,970	$18,419	5.57%
Taxable securities	91,062	1,725	2.53%	79,709	2,041	3.42%
Tax-exempt securities(2)	38,965	1,415	4.85%	33,080	1,300	5.25%
FHLB stock	2,878	6	0.28%	3,250	3	0.12%
Other	14,934	51	0.46%	14,518	53	0.49%

Total(2)	604,214	20,941	4.63%	572,527	21,816	5.09%

Non-interest-earning assets:
Cash and due from banks	19,188			8,356
Premises and equipment, net	10,003			10,279
Cash surrender value insurance	11,546			11,119
Other assets	11,383			12,811
Allowance for loan losses	(7,881)			(7,799)

Total	$648,453			$607,293

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$149,816	$631	0.56%	$126,571	$877	0.93%
Money market deposits	109,171	452	0.55%	101,877	640	0.84%
Time deposits	175,203	2,176	1.66%	171,806	2,683	2.09%
FHLB borrowings	51,215	1,061	2.77%	57,327	1,380	3.22%
Other borrowings	19,166	447	3.12%	26,172	494	2.52%
Senior subordinated notes	7,000	425	8.11%	7,000	425	8.12%
Junior subordinated debentures	7,732	256	4.42%	7,732	255	4.41%

Total	519,303	5,448	1.40%	498,485	6,754	1.81%

Non-interest-bearing liabilities:
Demand deposits	69,524			55,492
Other liabilities	7,201			4,768
Stockholders’ equity	52,425			48,548

Total	$648,453			$607,293

Net interest income		$15,493			$15,062
Rate spread			3.23%			3.28%
Net yield on interest-earning assets			3.43%			3.52%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 5: Interest Income and Expense Volume and Rate Analysis (Year to Date)

	2012 compared to 2011
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$560	$(1,235)	$(675)
Taxable securities	215	(531)	(316)
Tax-exempt securities(2)	214	(99)	115
FHLB stock	(1)	4	3
Other interest income	1	(3)	(2)

Total	989	(1,864)	(875)

Interest paid on:
Savings and demand deposits	97	(343)	(246)
Money market deposits	30	(218)	(188)
Time deposits	42	(549)	(507)
FHLB borrowings	(127)	(192)	(319)
Other borrowings	(164)	117	(47)
Senior subordinated notes	—	—	—
Junior subordinated debentures	—	1	1

Total	(122)	(1,184)	(1,306)

Net interest earnings	$1,111	$(680)	$431

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at September 30, 2012. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects an asset sensitive gap position during the next year, with a cumulative negative one-year gap ratio at September 30, 2012 of 90.3% compared to a positive gap of 107.9% at December 31, 2011. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 6: Interest Rate Sensitivity Gap Analysis

	September 30, 2012
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$179,390	$32,419	$55,288	$74,760	$93,728	$45,398	$480,983
Securities	10,252	7,901	12,539	19,717	54,285	41,768	146,462
FHLB stock	—	—	—	—	—	2,761	2,761
CSV bank-owned life insurance	—	—	—	—	—	11,710	11,710
Other earning assets	13,036	—	248	500	1,736	—	15,520

Total	$202,678	$40,320	$68,075	$94,977	$149,749	$101,637	$657,436
Cumulative rate sensitive assets	$202,678	$242,998	$311,073	$406,050	$555,799	$657,436

Interest-bearing liabilities
Interest-bearing deposits	$89,751	$32,856	$194,166	$27,498	$48,069	$76,297	$468,637
FHLB advances	11,000	2,000	2,000	28,584	6,540	—	50,124
Other borrowings	5,773	—	—	—	8,000	5,500	19,273
Senior subordinated notes	—	—	7,000	—	—	—	7,000
Junior subordinated debentures	—	—	—	—	—	7,732	7,732

Total	$106,524	$34,856	$203,166	$56,082	$62,609	$89,529	$552,766
Cumulative interest
sensitive liabilities	$106,524	$141,380	$344,546	$400,628	$463,237	$552,766

Interest sensitivity gap for
the individual period	$96,154	$5,464	$(135,091)	$38,895	$87,140	$12,108
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	190.3%	115.7%	33.5%	169.4%	239.2%	113.5%

Cumulative interest
sensitivity gap	$96,154	$101,618	$(33,473)	$5,422	$92,562	$104,670
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	190.3%	171.9%	90.3%	101.4%	120.0%	118.9%

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

Table 7: Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2012	December 2011	September 2011

Cumulative 1 year gap ratio
Base	90%	108%	109%
Up 200	88%	104%	104%
Down 100	92%	111%	110%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.6%	-2.1%	-1.9%
Down 100 during the year	0.7%	-0.7%	-0.6%

Change in Net Interest Income – Year 2
No rate change (base case)	-2.2%	-5.1%	-3.4%
Following up 200 in year 1	-4.6%	-3.5%	-1.2%
Following down 100 in year 1	-2.3%	-9.8%	-7.8%

Note: Simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 63.5% at September 30, 2012 compared to 61.9%% at December 31, 2011.

At September 30, 2012, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) and those which assume a flattening of the yield curve all point to decreased net interest income from a static balance sheet compared to the September 30, 2012 “base case.” If market rates decline, net interest income is negatively impacted by falling asset yields while funding costs currently near 0% have little room to decline. If market rates increase, net interest income is negatively impacted by existing interest rate floors on floating rate loans. As funding costs rise, these floating rate loans could remain at the same yield for several periods, reducing net interest margin and net interest income. During a period of rising interest rates, net interest income is also negatively impacted by a flattening yield curve. When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

The table below summarizes the percentage change to current “base case” net interest income as a result of certain interest simulations:

Table 8: Projected Changes to Net Interest Income Under Alternative Rate Simulations

			Delayed (12M)
	Down 100 bp	Up 400 bp 24M	Flat up 500 bp

Year 1	0.7%	-3.4%	-6.5%
Year 2	-0.2%	-8.4%	-12.8%
Year 3	-1.8%	-12.4%	-15.5%
Year 4	-4.1%	4.3%	5.4%
Year 5	-5.5%	19.1%	23.8%

Current negative domestic and global economic trends, including potential sovereign debt defaults by industrialized nations, are expected to continue interest rate volatility and raise the potential for further declines in market interest rates. Current indications by the Board of Governors of the Federal Reserve call for the existing very low rate environment to continue through the middle of 2015. We regularly monitor our asset-liability position in light of this potential long-term risk to net interest income levels from such a protracted low interest rate environment.

Noninterest Income

Quarter ended September 30, 2012 compared to September 30, 2011

Total noninterest income for the quarter ended September 30, 2012 was $1,444, compared to $1,367 earned during the September 2011 quarter, an increase of $77, or 5.6%. A $184 increase in mortgage banking (up 66%) on a surge of customer mortgage refinance applications offset a $100 reduction in other noninterest income from lower customer swap fee sale commissions (down 100%) during 2012 compared to 2011. During 2011, new regulation went into effect to limit bank debit card interchange and overdraft fees. These types of fee income, net of vendor processing costs, declined $25, or 5.5%, to $427 during the September 2012 quarter compared to $452 during September 2011. Although the upcoming December 2012 quarter is expected to see continued high mortgage banking fee income, we expect refinance activity to decline sharply during 2013. The mortgage banking decline combined with stagnant or declining debit card and overdraft fee income could lead to lower noninterest income during 2013 compared to 2012.

Nine months ended September 30, 2012 compared to September 30, 2011

During the nine months ended September 30, 2012, noninterest income was $5,009 compared to $3,961 during 2011. However, 2012 includes a $851 gain on bargain purchase of Marathon State Bank. Absent this special income item, noninterest income would have been $4,158 during 2012 compared to $3,961 during 2011, an increase of $197, or 5.0%. The change was led by a $229 increase in mortgage banking income and a $92 increase in retail investment sales commissions. These gains were offset by a $181 reduction in customer swap sale commissions during 2012 compared to 2011.

Noninterest Expense

Quarter ended September 30, 2012 compared to September 30, 2011

Noninterest expenses totaled $4,860 during the September 2012 quarter compared to $3,835 during September 2011, an increase of $1,025. However, September 2012 included significant non-recurring expenses related to the integration of Marathon State Bank into Peoples State Bank, which was completed on October 13, 2012. The special Marathon items included $383 in data conversion expenses and $43 in merger and acquisition legal fees. In addition, loss on foreclosed assets included a $280 write-down to our largest foreclosed asset after accepting an offer to purchase. Excluding the special Marathon costs and the loss on foreclosed assets for both 2012 and 2011, September 2012 quarterly noninterest expense would have been $4,104 compared to $3,769 during September 2011, an increase of $335, or 8.9%.

Marathon operating expenses, primarily wage and benefit expense, led the increase in expenses, adding $228 in normal recurring expenses. Excluding Marathon data processing expenses, our data processing and other office operations increased $73, or 19.5% over September 2011 due to higher costs associated with PSB’s outsourced information processing system. Data processing expense increased as special conversion contractual cost reductions associated with our June 2010 data system conversion were fully phased out during the September 2011 quarter. On a linked quarter basis, our data processing system and office operations costs (excluding Marathon) were $441 during the September 2012 quarter and $402 during the June 2012 quarter.

During the September 2012 quarter, we capitalized $150 of Marathon data conversion expenses as premises and equipment related to customized system programming, which will be amortized as data processing expense over the remaining term of the outsourced data processing contract. While the most significant Marathon merger and integration costs have been previously expensed, PSB will incur final costs associated with the October 13, 2012 technology conversion and a potential loss on sale of the prior and now vacated Peoples Marathon branch location based on market and sale conditions for the real estate during the December 2012 quarter. The remaining branch premises and equipment is held for sale with a remaining cost basis of approximately $190. Integration of Peoples’ prior Marathon branch with Marathon State Bank is expected to generate annual run-rate expense savings of approximately $250 to be fully phased in by the end of 2013.

Nine months ended September 30, 2012 compared to September 30, 2011

Noninterest expense was $13,043 during the nine months ended September 30, 2012 compared to $11,657 during 2011, an increase of $1,386. However, the year to date period also included significant Marathon merger and conversion expenses including $383 in data conversion costs and $235 in professional fees. Excluding these non-recurring Marathon expenses and the loss on foreclosed assets during 2012 and 2011, noninterest expense would have totaled $11,858 during 2012 and $11,018 during 2011, an increase of $840, or 7.6%.

Marathon operating expenses, primarily wage and benefit expense, led the increase in expenses, adding $317 in normal recurring expenses. Excluding Marathon data processing expenses, data processing and other office operations increased $245, or 24.5%, over 2011 due to higher costs associated with PSB’s outsourced information processing system. Separate from Marathon, our base salaries and wages increased $264, or 5.8%, from inflationary wage increases and slight employee growth year to date during 2012 compared to 2011.

CREDIT QUALITY

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 28.59%, 31.32%, and 32.82% at September 30, 2012, December 31, 2011, and September 30, 2011, respectively (refer to Table 24). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 9: Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2012	2011	2011

Nonaccrual loans (excluding restructured loans)	$5,951	$5,931	$5,893
Nonaccrual restructured loans	2,189	2,098	2,081
Restructured loans not on nonaccrual	5,952	6,357	6,220
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	14,092	14,386	14,194
Nonaccrual trust preferred investment security	750	750	750
Foreclosed assets	2,349	3,447	2,939

Total nonperforming assets	$17,191	$18,583	$17,883

Nonperforming loans as a % of gross loans receivable	2.93%	3.26%	3.19%
Total nonperforming assets as a % of total assets	2.48%	3.04%	2.87%

Total September 30, 2012 nonperforming assets of $17,191 decreased $692, or 3.9%, since December 31, 2011, led by a $590 decrease in foreclosed assets. The pace of new restructured debt has slowed, with $8,141 of restructured non-performing loans at September 30, 2012 compared to $8,301 of restructured non-performing loans at December 31, 2011. In certain situations, particularly for loans supported by collateral with depressed valuations or with borrowers undergoing what could be temporary financial difficulties, we will consider restructuring existing debt in an attempt to protect as much of our loan principal as possible. Typical restructured terms will convert a loan from amortizing payments to interest only payments, or lower the interest rate to a level less than market rates for the borrower’s risk profile. Existing restructurings have not forgiven borrower loan principal and have been associated with commercial related loans, not residential mortgage loans. At September 30, 2012, 73% of restructured loan principal shown in the table above remained on accrual status compared to 75% at December 31, 2011.

While the general credit quality and the economy in our local markets has stabilized, some borrowers continue to manage fragile cash flows and debt servicing ability as the economy has yet to sustain a significant recovery. Such conditions are seen in the level of problem borrowers with restructured loan terms. The longer significant recovery is delayed, the more difficult it will be for some borrowers to continue scheduled debt payments as previously unencumbered collateral is pledged for new working capital and balance sheet equity is drawn down, potentially increasing future provisions for loan losses. In light of these conditions, we could see an increase in borrowers requiring restructured loan terms which would increase our level of nonperforming loans. Although we expect to sell an existing $1 million foreclosed asset during the December 2012 quarter under a sales contract, ongoing collection and foreclosure actions will add to foreclosed assets during the next several quarters. A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during the coming quarters.

At September 30, 2012, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 42% of all nonperforming assets compared to 52% of nonperforming assets at December 31, 2011. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status.

Table 10: Largest Nonperforming Assets at September 30, 2012 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Northern Wisconsin hotel	Accrual TDR	$1,764	$—
Cranberry producing agricultural real estate	Accrual TDR	1,578	—
Vacation home/recreational properties (three)	Foreclosed	1,000	n/a
Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	755	28
Johnson Financial Group (WI) Capital Trust III debentures	Nonaccrual	750	—
Owner occupied restaurant real estate and business assets	Nonaccrual	698	293
Owner occupied multi use, multi-tenant real estate	Accrual TDR	671	189

Total listed nonperforming assets		$7,216	$510
Total bank wide nonperforming assets		$17,191	$2,189
Listed assets as a percent of total nonperforming assets		42%	23%

No large nonperforming assets in excess of $500 were added to Table 10 during the September 2012 quarter. At March 31, 2012, Table 10 included a large nonperforming loan with $1,233 in outstanding principal and $295 in specific reserves secured by multi-family rental apartment units and vacant land. However, during the June 2012 quarter, the majority of this accruing troubled debt restructured loan was settled with the borrower in which we received a payment of $833 on the sale of the property and recorded a $34 charge-off. We continue to have a $268 loan receivable outstanding with the borrower on which $188 in specific reserves are maintained at September 30, 2012. Our settlement with the borrower decreased our required specific reserves on the relationship by $71, net of the charge-off incurred.

Subsequent to September 30, 2012, the $1,578 accrual TDR loan secured by cranberry producing agricultural real estate shown in Table 10 above was repaid in full on sale of collateral by the borrower. In addition, we wrote down the value of the vacation home/recreational properties in Table 10 above by $280 to a new basis of $1,000 after acceptance of an offer to sell the property during the September 2012 quarter. We expect the property to be removed from foreclosed assets before December 31, 2012. Positive resolution of these two nonperforming assets are expected to significantly improve credit quality ratios over those seen during the past several years. However, the nonperforming assets to total assets ratio is expected to remain above 2.00% at December 31, 2012.

During March 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status at March 31, 2011 and all accrued but uncollected interest was reversed against income. Our internal evaluation has determined this investment is not other than temporarily impaired and no charge against net income for impairment has been recorded. During the March 2012 quarter, Johnson Financial Group received a significant new capital injection from its shareholders and is expected to return to profitability within the next several years. We expect to be repaid all interest due on the debentures in future years. Total Johnson Financial Capital Trust interest not accrued totaled $92 at September 30, 2012. Similar bank holding company investments held in our portfolio (identified by name of the operating bank subsidiary) include $800 par value to McFarland State Bank (Madison, WI), and $500 par value to River Valley Bank (Wausau, WI). These other investments are supported by the continued profitable operations and reasonable credit quality metrics represented within their portfolios and are expected to continue to remit scheduled quarterly payments of interest.

In addition to nonperforming loans, we have classified some performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. Impaired loans maintained on accrual status that have not been restructured are not reported as nonperforming loans. At September 30, 2012, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table.

Table 11: Largest Performing, but Impaired Loans at September 30, 2012 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Undeveloped real estate	Impaired	$909	$—
Owner occupied cabinetry contractor real estate and equipment	Impaired	629	—
Owner occupied manufacturer real estate & equipment	Impaired	543	—

Total listed performing, but impaired loans		$2,081	$—
Total performing, but impaired loans		$3,059	$348
Listed assets as a percent of total performing, but impaired loans		68%	0%

The $909 loan collateralized by undeveloped real estate shown in Table 11 is a participation loan purchased from another community bank in Wisconsin involving credit issued to a Wisconsin limited partnership in which one of our directors has an ownership interest. The borrower is currently negotiating the sale of the collateral supporting this loan, and other loans, which is expected to be completed by the end of 2012. The loan is well secured and interest due is held in escrow by the participating lead lender pending resolution of the sale agreement.

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

Due to a 73% decline in newly identified nonperforming loans during the nine months ended September 30, 2012 compared to the same period during 2011, and a reduction in weighted net charge-offs used to estimate inherent loan loss needs on performing loans, we did not provide any provision for loan losses during the September 2012 compared to $360 provided in the September 2011 quarter. Year to date, provision for loan losses was $325 during the nine months ended September 2012 compared to $1,150 provision during the September 2011 year to date period. Although provision for loan losses has declined, we continue to see partial write-downs to foreclosed assets due to declines in value and recorded a $280 write-down during the September 2012 quarter compared to no write-down during the September 2011 quarter. Year to date, partial foreclosed property write-downs were $485 during the nine months ended September 30, 2012 compared to $457 during the same period during 2011, representing 86% and 72% of the total loss on foreclosed assets during 2012 and 2011, respectively. Refer to Note 5 in the Notes to Consolidated Financial Statements for more information on foreclosed asset activity during the three months and nine months ended September 30, 2012 and 2011.

A reduction in credit costs, including provision for loan losses and loss on foreclosed assets, has been an important driver of increased 2012 earnings compared to 2011. Total credit costs were $330 in the September 2012 quarter compared to $426 in the September 2011 quarter. Likewise, total credit costs were $892 during the nine months ended September 30, 2012 compared to $1,789 during the year to date period in 2011, a 50% reduction compared to 2011. Refer to Table 1 in this MD&A for a comparison of net income and earnings per share during the quarters and nine months ended September 2012 and 2011 for the impact of declining credit costs on net income.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including six of our nine locations, including Marathon State Bank), and loan customers in Marathon County, Wisconsin. During the September 2012 quarter, the 7.2% unemployment rate in Marathon County (not seasonally adjusted) increased from 7.1% at June 2012 and remained above the 6.5% measured during December 2011 due to two separate large manufacturing employers who announced plant closures cutting approximately 1,000 Marathon County jobs during the March 2012 quarter. However, the current 7.2% Marathon County rate compares favorably to the national level of 7.6% (not seasonally adjusted) but is higher than Wisconsin’s overall level of 6.2% (not seasonally adjusted). Outside of these plant closures in the paper and window industries, the local economies in our markets are seeing slow but consistent improvement, including recent growth in housing and construction. Because of these and other factors, we expect the provision for loan losses during the December 2012 quarter to be similar to the $240 provision during the December 2011 quarter. However, future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies.

Table 12: Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011

Allowance for loan losses at beginning	$7,648	$7,817	$7,941	$7,960

Provision for loan losses	—	360	325	1,150
Recoveries on loans previously charged-off	4	27	17	177
Loans charged off	(221)	(185)	(852)	(1,268)

Allowance for loan losses at end	$7,431	$8,019	$7,431	$8,019

Net charge-offs of loan principal were $217 and $835 during the quarter and nine months ended September 30, 2012 respectively. Net loan charge-offs were $158 and $1,091 during the quarter and nine months ended September 30, 2011, respectively. During the September 2012 quarter, four borrowers represented 77% of all charge-offs. During the nine months ended September 30, 2012, approximately 55% of year to date net loan charge-offs have been related to residential real estate loans and approximately 28% have been related to commercial real estate. During the nine months ended September 30, 2011, approximately 59% of year to date net loan charge-offs were related to commercial lending and 21% were related to residential real estate loans. Annualized net loan charge offs were .19% during the September 2012 quarter and .14% during the September 2011 quarter. Annualized net loan charge-offs were 0.24% and 0.33% during the nine months ended September 30, 2012 and 2011, respectively.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

At September 30, 2012, total assets were $692,563, compared to $709,024 at June 30, 2012, and $622,867 at December 31, 2011, a decrease of $16,461 (2.3%) and an increase of $69,696 (11.2%), respectively. The increase in total assets since December 31, 2011 was due to the acquisition of Marathon State Bank during the June 2012 quarter, which added $107,364 in total assets at the acquisition date as described in Note 2 to the Notes to Consolidated Financial Statements. However, assets declined during the September 30, 2012 quarter compared to June 30, 2012 as Marathon’s short-term and maturing investments and cash were used to pay down maturing wholesale funding and to support commercial related loan growth. Changes in assets during the three months and nine months ended September 30, 2012 are described in Table 13 below.

Table 13: Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2012		September 30, 2012
	$	%	$	%

Commercial real estate mortgage loans	$7,858	4.0%	$4,038	2.0%
Commercial, industrial and agricultural loans	339	0.2%	10,973	8.6%
Foreclosed assets	119	4.5%	(178)	-6.1%
Bank-owned life insurance	102	0.9%	304	2.7%
Other assets (various categories)	(369)	-1.7%	1,948	9.8%
Residential real estate mortgage and home equity loans	(1,369)	-1.0%	18,875	16.7%
Cash and cash equivalents	(5,595)	-14.1%	(4,049)	-10.6%
Investment securities	(17,546)	-10.7%	37,785	34.8%

Total increase (decrease) in assets	$(16,461)	-2.3%	$69,696	11.2%

Marathon’s largest asset classes were agency and municipal investment securities ($50,547 at the acquisition date), loans receivable ($23,760), and cash and due from banks ($20,392) which made up 88% of total fair value of assets acquired and contributed to the increases categorized in Table 13 for the nine months ended September 30, 2012.

Changes in net assets during the three months and nine months ended September 30, 2012 impacted funding sources as shown in Table 14 below.

Table 14: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2012		September 30, 2012
	$	%	$	%

Retail certificates of deposit > $100	$3,770	6.5%	$15,304	33.2%
Other borrowings	1,187	6.6%	(418)	-2.1%
Stockholders’ equity	1,163	2.2%	3,433	6.8%
Other liabilities and debt (various categories)	(4,242)	-16.5%	352	1.7%
FHLB advances	(5,000)	-9.1%	—	0.0%
Wholesale and national deposits	(5,916)	-8.5%	(11,050)	-14.8%
Core deposits (including MMDA)	(7,423)	-1.7%	62,075	17.2%

Total increase (decrease) in liabilities and stockholders' equity	$(16,461)	-2.3%	$69,696	11.2%

Marathon contributed $100,866 of deposits on the acquisition date, which included $1,559 of brokered certificates of deposit. These new deposits contributed to the increase in core deposits and certificates seen during the nine months ended September 30, 2012. Included in Marathon acquisition deposits was $14,510 of special dividends payable to former Marathon shareholders paid immediately before the sale of Marathon to PSB Holdings, Inc. which were reflected as noninterest demand deposits due to payment via official bank check. This “float” amount was redeemed by shareholders before September 30, 2012 and is no longer included in demand deposits. Excluding the special dividend demand deposits, acquisition deposits would have been $86,356. Payment of the special dividend demand deposit led the decrease in core deposits as shown in Table 14. Marathon total deposits were $91,679 at September 30, 2012 as some shareholders appear to have deposited a portion of their special dividend and cash payment on sale of Marathon common stock into their Marathon deposit account, which increased Marathon total deposits above that seen at the acquisition date. During the December 2012 quarter, we could see a decline in Marathon deposits from balances held at September 30, 2012 from typical deposit attrition following the merger of Marathon into Peoples State Bank on October 13, 2012.

Because the Marathon purchase date occurred close to the June 30, 2012 quarter end, $4,753 of the $5,505 cash due to Marathon shareholders was reflected as a liability at June 30, 2012. Payment of this remaining consideration to Marathon shareholders during the September 2012 quarter was the primary driver of the decline in other liabilities during the September 2012 quarter.

Loans Receivable

Table 15: Period-End Loan Composition

	September 30,		September 30,		December 31, 2011
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2012	2011	2012	2011	Dollars	of total

Commercial, industrial and agricultural	$138,164	$132,258	28.7%	30.0%	$127,191	28.5%
Commercial real estate mortgage	205,936	195,898	42.9%	44.4%	201,898	45.4%
Residential real estate mortgage	108,455	85,124	22.5%	19.3%	89,484	20.1%
Residential real estate loans held for sale	303	274	0.1%	0.1%	39	0.0%
Consumer home equity	22,833	23,913	4.7%	5.4%	23,193	5.2%
Consumer and installment	5,292	3,584	1.1%	0.8%	3,732	0.8%

Totals	$480,983	$441,051	100.0%	100.0%	$445,537	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 72% of total loans at September 30, 2012 and 74% of total loans at December 31, 2011. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $39,058 at September 30, 2012, $34,421 at June 30, 2012, and $33,497 at December 31, 2011 (including loan principal in process of disbursement) and represented 8% of total gross loans at September 30, 2012. The increase in construction and development loans during the September 2012 quarter compared to June 30, 2012 was led by a new construction loan for a trucking equipment sales facility of which $1.9 million of the $3.8 million total loan commitment was disbursed in the September 2012 quarter.

Our markets have traditionally supplied opportunities for loan growth. Loan participations purchased were $21,144 and $12,196 at September 30, 2012 and December 31, 2011, respectively. During the September 2012 quarter, purchased loan participations increased $8,217 from a loan participation purchased from BMO Harris Bank with a customer operating in our market collateralized by local commercial real estate. The majority of our purchased loan participations are arrangements with other community banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At September 30, 2012, only $541 of loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin.

Since 2010, local loan growth opportunities have been limited resulting in sporadic net loan growth and periodic quarter to quarter loan declines. Competition from larger banks in our markets is becoming stronger as such banks with higher capital levels and substantial deposit growth look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (the acquirer of M&I Bank and the bank having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank appear to have relaxed credit terms for high credit quality borrowers and lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during the next several quarters which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support loan growth, we may increase purchased loan participations from other banks in Wisconsin during 2013.

To support loan growth and invest deposits previously held in low yielding overnight funds, we maintained a temporary program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten and the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $14.0 million in residential mortgage loans at a 3.12% weighted average interest rate during the nine months ended September 30, 2012 of which $13.8 million of principal remains outstanding at September 30, 2012. This in-house fixed rate mortgage program contributed to the increase in residential mortgage loans in Table 15 above. We expect to continue to originate loans under this program during the December 2012 quarter to invest available liquidity and promote loan growth and increased net interest income. Retaining residential mortgage loans on the balance sheet instead of selling them to the secondary market increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 70.8% of total assets at September 30, 2012 compared to 66.3% of total assets at December 31, 2011 and 64.7% of total assets at September 30, 2011.

Table 16: Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2012		2011		2011
	$	%	$	%	$	%

Non-interest bearing demand	$79,201	14.5%	$67,418	14.5%	$75,298	15.6%
Interest-bearing demand and savings	166,200	30.3%	129,493	27.8%	136,950	28.4%
Money market deposits	112,816	20.6%	93,541	20.2%	102,993	21.4%
Retail and local time deposits less than $100	64,752	11.8%	47,451	10.2%	45,653	9.5%

Total core deposits	422,969	77.2%	337,903	72.7%	360,894	74.9%
Retail and local time deposits $100 and over	61,353	11.2%	49,524	10.7%	46,049	9.6%
Broker & national time deposits less than $100	738	0.1%	834	0.2%	835	0.2%
Broker & national time deposits $100 and over	62,778	11.5%	75,962	16.4%	73,731	15.3%

Totals	$547,838	100.0%	$464,223	100.0%	$481,509	100.0%

The acquisition of Marathon State Bank increased demand deposits and savings balance as these deposit types added $100,866 at the acquisition date (including $14,510 of non-interest bearing demand deposits representing a special dividend payment to Marathon shareholders just prior to the sale), $95,905 at June 30, 2012, and $91,679 at September 30, 2012. Excluding September 30, 2012 Marathon deposits, total deposits declined $25,350, or 5.3%, since December 31, 2011 from a $11,050 reduction in broker and national time deposits and a $11,209 reduction in seasonal municipal real estate tax revenue deposits held at December 31, 2011.

Separate from the new Marathon deposits, we continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit. Certificate balances have also been replaced by higher interest bearing demand account balances and money market accounts as customers have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain non-maturity deposit accounts. In a rising environment, balances in non-maturity accounts may shift back into higher yielding time deposits, increasing interest expense and negatively impacting net interest income.

We discontinued sale of our Rewards Checking account effective October 1, 2011. Balances in Rewards Checking totaled $48,850 at September 30, 2011 and continued at $42,845 at September 30, 2012. Peoples Rewards Checking paid a premium interest rate and reimbursement of ATM fees to depositors who meet account usage requirements including minimum debit card purchases, acceptance of electronic account statements, and direct deposit activity. The average interest cost of Reward Checking balances (excluding debit card interchange fee income, savings from delivery of electronic periodic statements, customer reimbursement of ATM fees, and vendor software costs of maintaining the program) was 1.59% during the year ended December 31, 2011 and was 1.08% during the nine months ended September 30, 2012. Existing Rewards Checking customers at October 1, 2011 were allowed to remain in this account which effective October 1, 2012 paid a premium 1.01% yield up to $15 in balances. Balances above $15 earn a yield of .25%. Participation in the account requires customers to receive their periodic statement via email and complete monthly ACH or direct deposit activity within the account.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $14,582 at September 30, 2012 compared to $11,825 at December 31, 2011. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. We also originate certificates of deposit obtained through a national rate listing service and held $3,931 and $3,840 of such deposits at September 30, 2012 and December 31, 2011, respectively. These national certificates are classified with broker deposits in the table above.

Wholesale funding often carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds can generate lower net interest spreads than loan growth supported by local funds. However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits. Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions. Current brokered certificate of deposit rates available to us are less costly than equivalent local deposits due to very low rates of return available on the most conservative fixed income investments and as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers in amounts less than current FDIC insurance limits. Due to large demand through brokers for these types of deposits, brokered deposit rates for well performing banks are historically low. In addition, declines in profitability and capital at some banks and regulatory pressure to reduce wholesale funding levels have reduced their access to wholesale funding or otherwise increased its cost. In many cases, these institutions with reduced wholesale funding access have increased their retail interest rates to gather funds through local depositors. Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits. We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry becomes well capitalized and regains consistent profits. An improving national economy will likely increase wholesale rates relative to local core deposit rates which could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 9.2%, 12.0%, and 12.6% at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. During the remainder of 2012, we do not expect to increase our usage of brokered deposits due to limited loan growth opportunities and liquidity added by our acquisition of Marathon State Bank. Beyond the use of brokered and national time deposits, secondary wholesale sources also include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 17: Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2012	2011	2011

Total time deposits $100 and over	$124,131	$125,486	$119,780
Total broker and national deposits	63,516	76,796	74,566
Total retail and local time deposits	126,105	96,975	91,702
Core deposits, including money market deposits	422,969	337,903	360,894

Table 18: September 30, 2012 Change in Deposit Balance since Period Ended:

	September 30, 2011		December 31, 2011
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(1,355)	-1.1%	$4,351	3.6%
Total broker and national deposits	(13,280)	-17.3%	(11,050)	-14.8%
Total retail and local time deposits	29,130	30.0%	34,403	37.5%
Core deposits, including money market deposits	85,066	25.2%	62,075	17.2%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 20 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of September 30, 2012 and December 31, 2011. Currently unused but available funding sources at September 30, 2012 are considered sufficient to fund anticipated asset growth and meet contingency funding needs during the next several quarters. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 19 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 19: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 20 summarizes the availability of various wholesale funding sources at September 30, 2012 and December 31, 2011.

Table 20: Available but Unused Funding Sources other than Retail Deposits

	September 30, 2012		December 31, 2011
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$35,000	$—	$28,000	$—
Federal Reserve discount window advances	79,478	—	100,000	—
FHLB advances under blanket mortgage lien	27,395	50,124	22,559	50,124
Repurchase agreements and other FHLB advances	38,083	19,273	34,416	19,691
Wholesale and national deposits	74,997	63,516	50,007	74,566
Holding company secured line of credit	3,000	—	3,000	—

Totals	$257,953	$132,913	$237,982	$144,381

Funding as a percent of total assets	37.2%	19.2%	38.2%	23.2%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

September 30, 2012 compared to December 31, 2011

Overnight federal funds purchased

Our consolidated federal funds purchase availability of $35,000 is from $28,000 of agreements with Peoples State Bank from three correspondent banks and $7,000 of agreements with Marathon State Bank from two correspondent banks. Following conversion of Marathon State Bank into a branch of Peoples State Bank on October 13, 2012, the two correspondent bank lines with Marathon were eliminated resulting in consolidated federal funds purchase availability of $28,000 during the December 2012 quarter. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 16% at September 30, 2012 and December 31, 2011, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2011 and as of September 30, 2012, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $79,478 and $100,000 at September 30, 2012 and December 31, 2011, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the nine months ended September 30, 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,761 capital stock investment, total FHLB advances in excess of $55,220 require us to purchase additional FHLB stock equal to 5% of the advance amount. At September 30, 2012, we could have drawn an FHLB advance up to $5,096 of the $27,395 available without the purchase of FHLB stock. At December 31, 2011, we could have drawn an FHLB advance up to $14,876 of the $22,559 available without the purchase of FHLB stock. Further advances of the remaining $22,299 available at September 30, 2012 would have required us to purchase additional FHLB stock totaling $1,115. FHLB stock currently pays an annualized dividend of .35% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at September 30, 2012 and December 31, 2011. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at September 30, 2012 or December 31, 2011.

In connection with the lifting of their regulatory consent order, the FHLB of Chicago announced a capital stock conversion plan and $106 of our FHLB stock was repurchased during the June 2012 quarter after $383 was repurchased during the March 2012 quarter. A member must continue to hold capital stock no less than 5% of outstanding FHLB advances. Our FHLB capital stock shares are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period. Due to anticipated declines in FHLB borrowing needs, we expect to offer more of our FHLB stock for repurchase if offered by the FHLB in upcoming quarters.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At September 30, 2012, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $5,773 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2011, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $6,191 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At September 30, 2012, $38,083 of additional FHLB advances were available based on pledging of securities if an additional $1,904 of member capital stock were purchased. At December 31, 2011, $34,416 of additional FHLB advances were available based on pledging of securities if an additional $1,721 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $74,997 at September 30, 2012 and $50,007 at December 31, 2011. Brokered and national certificates were 9.2% and 12.0% of assets at September 30, 2012 and December 31, 2011, respectively. Increased brokered deposit availability came with increased asset size following the Marathon purchase. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Following our purchase of Marathon State Bank, we expect our reliance on brokered deposits to decline during the next several quarters.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at September 30, 2012 and December 31, 2011. No amounts were drawn on the line at September 30, 2012 or December 31, 2011. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $892 of financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At September 30, 2012 and December 31, 2011, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2012.

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

No Risk Level triggers were exceeded at September 30, 2012 or December 31, 2011 and no liquidity stress levels were considered to exist in either period.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 13.5% and 7.9% at September 30, 2012 and December 31, 2011, respectively. Basic surplus increased significantly with the acquisition of Marathon due to its large holdings of U.S. Agency securities (its largest class of assets) and cash and due from banks.

CAPITAL RESOURCES

During the nine months ended September 30, 2012, stockholders’ equity increased $3,433 primarily from $3,709 in retained net income, net of $615 in cash dividends paid. Net book value per share at September 30, 2012 was $32.34 compared to $30.44 at December 31, 2011. The stockholders’ equity ratio declined during 2012 to 7.77% at September 30, 2012 compared to 8.09% at December 31, 2011 due to the purchase of Marathon State Bank which resulted in increased total assets without the issuance of additional common stock. In addition, our regulatory leverage ratio declined at September 30, 2012, although the ratio is still significantly higher than the regulatory well-capitalized minimum of 5%.

We declared a 5% stock dividend to shareholders on June 19, 2012 to celebrate the 50th anniversary of our subsidiary Peoples State Bank, which was paid in additional shares of our common stock on July 30, 2012 to shareholders of record on July 16, 2012. All references to per share information in this Quarterly Report on Form 10-Q have been updated to reflect the 5% stock dividend.

For regulatory purposes, the $7 million 8% senior subordinated notes maturing July 2019 and $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 2 and Tier 1 regulatory equity capital, respectively. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. PSB was considered “well capitalized” under banking regulations at September 30, 2012. The senior subordinated notes will phase out of qualifying Tier 2 capital beginning July 1, 2014 equal to 20% of the original note principal per year. We have the right to prepay all or a portion of the 8% senior subordinated notes on a monthly basis. To the extent Tier 2 capital is not required for asset growth, changing regulatory requirements, or merger and acquisition activities in the near term, we may consider prepayment of the debt to reduce our level of interest expense, subject to regulatory approval. In addition, proposed new regulatory rules would phase the $7.7 million junior subordinated debentures out of Tier 1 capital and into Tier 2 capital over a 10 year period beginning in 2013.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income represented approximately $1.21, or 3.7% of total net book value per share at September 30, 2012 compared to $1.38, or 4.5% of total net book value per share at December 31, 2011. The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively impacting net book value per share.

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

We purchased 200 shares of our common stock on the open market at a price of $23.25 per share during the quarter ended March 31, 2012. No shares were repurchased during 2011 as we sought to conserve capital for growth, merger and acquisition activity, repayment of our 8% senior subordinated notes, and increased regulatory capital ratio minimums. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital such as pooled trust preferred offerings are no longer available. The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2012.

The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2012 and December 31, 2011, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 21 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

As discussed earlier in the Executive Summary section of this Quarterly Report on Form 10-Q, banking regulators recently issued two proposals that would substantially change how regulatory capital is calculated and the minimum capital to be retained. While we do not expect to be required to raise common stock capital solely to meet these new requirements, the new rules would increase the likelihood we would need capital through the issuance of new common stock if we continued merger and acquisition activity for growth. Because the market price of our stock currently trades at less than our book value, issuance of new common stock shares, such as for an acquisition, could dilute the book value per share of existing shareholders.

Table 21: Capital Ratios – PSB Holdings, Inc. – Consolidated

	September 30,		December 31,
(dollars in thousands)	2012	2011	2011

Stockholders’ equity	$53,795	$49,756	$50,362
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(109)	(115)	(121)
Accumulated other comprehensive (income) loss	(1,564)	(2,186)	(1,934)

Tier 1 regulatory capital	59,622	54,955	55,807
Senior subordinated notes	7,000	7,000	7,000
Allowance for loan losses	6,201	5,697	5,745

Total regulatory capital	$72,823	$67,652	$68,552

Total quarterly average assets (as defined by current regulations)	$696,624	$601,356	$604,252
Disallowed mortgage servicing right assets	(109)	(122)	(121)
Accumulated other comprehensive (income) loss	(1,564)	(2,381)	(2,060)

Quarterly average tangible assets (as defined by current regulations)	$694,951	$598,853	$602,071

Risk-weighted assets (as defined by current regulations)	$494,848	$453,461	$457,443

Tier 1 capital to average tangible assets (leverage ratio)	8.58%	9.18%	9.27%
Tier 1 capital to risk-weighted assets	12.05%	12.12%	12.20%
Total capital to risk-weighted assets	14.72%	14.92%	14.99%

Table 22: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.60%	10.02%	9.99%
Tier 1 capital to risk-weighted assets	12.49%	13.24%	13.13%
Total capital to risk-weighted assets	13.75%	14.50%	14.39%

Table 23: Capital Ratios – Marathon State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	5.91%
Tier 1 capital to risk-weighted assets	17.71%
Total capital to risk-weighted assets	17.73%

As a measurement of the adequacy of a bank’s capital base related to its level of nonperforming assets, many investors use a “non-GAAP” measure commonly referred to as the “Texas Ratio.” We also track changes in our Texas Ratio against our internal capital and liquidity risk parameters to highlight negative capital trends that could impact our ability for future growth, payment of dividends to shareholders, or other factors. As noted previously, correspondent bank providers of our daily federal funds purchased line of credit and the holding company operating line of credit use similar measures that impact our ability to continued use of those lines of credit if our level of nonperforming assets to capital were to rise above prescribed levels. The following Table 24 presents the calculation of our Texas Ratio.

Table: 24: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2012	2012	2012	2011	2011

Total nonperforming assets	$17,191	$17,360	$18,850	$17,883	$18,583

Total stockholders’ equity	$53,795	$52,632	$51,502	$50,362	$49,756
Less: Mortgage servicing rights, net (intangible assets)	(1,091)	(1,110)	(1,151)	(1,205)	(1,154)
Add: Allowance for loan losses	7,431	7,648	7,755	7,941	8,019

Total tangible common stockholders’ equity and reserves	$60,135	$59,170	$58,106	$57,098	$56,621

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	28.59%	29.34%	32.44%	31.32%	32.82%

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

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at September 30, 2012 and December 31, 2011. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 25.

During 2011, we began sale of a new product that allowed certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Note 8 of the Notes to Consolidated Financial Statements for details on the program. There were $15,139 and $14,324 in interest rate swaps outstanding under the program at September 30, 2012 and December 31, 2011, respectively.

Residential Mortgage Loan Servicing

We service $266,488 and $261,811 of residential real estate loans which have been sold to the FHLB and FNMA at September 30, 2012 and December 31, 2011, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA. Despite our program to keep approximately $13.8 million of fixed rate 15 year fully amortizing mortgage originations during 2012 year to date in our on-balance loan portfolio rather than selling those loans and retaining servicing, total serviced loans increased slightly compared to December 31, 2011 due to higher level of customer refinance activity. However, continuing the in-house mortgage program in future quarters could lower the amount of principal serviced for other investors.

For loans originated and sold to the FHLB prior to November 2008 under the MPF 100 and MPF 125 programs, we are also paid an annualized “credit enhancement” fee of .07% to .10% of outstanding serviced principal in addition to the .25% collected for servicing the loan for the FHLB impacting $38,615, or 14%, of serviced loans at September 30, 2012 compared to $51,518, or 20%, at December 31, 2011. Losses incurred by the FHLB on loans in the MPF 100 and MPF 125 programs are absorbed by the FHLB in their First Loss Account. If cumulative losses were to exceed the First Loss Account, we would reimburse the FHLB for any excess losses up to the extent of our Credit Enhancement Guarantee. Ten years after the original pool master commitment date, the First Loss Account and the Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. These factors are further reset every subsequent five years until the pool is repaid. During 2010, the MPF 100 program reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 25. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

Due to historical strength of mortgage borrowers in our markets and relative stability of collateral home values, and the original 1% of principal First Loss Account provided by the FHLB, we believe the possibility of losses under guarantees to the FHLB to be remote. Since inception of our pools containing guarantees to the FHLB in 2000, only $0.4 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by us. Loans originated and sold to the FHLB under their XTRA program do not require credit enhancement and PSB has no risk of principal loss on such loans properly underwritten and sold. Under the MPF 100 and MPF 125 credit enhancement programs, the FHLB is reimbursed for any incurred principal losses in its First Loss Account by withholding the monthly credit enhancement fee normally paid to us until their principal loss is recovered. We recognize credit enhancement income on a cash basis if received from the FHLB.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately underwritten loans for any number of underwriting violations. During 2011, we were required to repurchase a foreclosed loan and incur a $37 loss related to underwriting violations related to private mortgage guarantee insurance. During the December 2012 quarter, we will be required to repurchase a foreclosed loan and incur a loss of approximately $83 for failure to obtain private mortgage insurance due to high loan to value. We have reviewed our serviced loan portfolio for these issues and do not believe this is a recurring issue, and that these losses were subject to the individual loan circumstances. We have originated loans to these secondary market providers since 2000 with the loans listed above representing the only serviced loans ever required to be repurchased for underwriting or servicing violations.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of September 30, 2012 and December 31, 2011.

Table 25: Residential Mortgage Loans Serviced for Others as of September 30, 2012 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$13,465	263	5.38%	113	$94	$353	$23	0.17%
FHLB MPF 125	25,150	284	5.75%	73	1,851	1,474	64	0.25%
FHLB XTRA	194,784	1,507	4.13%	20	n/a	n/a	835	0.43%
FNMA	33,089	237	3.63%	14	n/a	n/a	169	0.51%

Totals	$266,488	2,291	4.28%	29	$1,945	$1,827	$1,091	0.41%

Table 26: Residential Mortgage Loans Serviced for Others as of December 31, 2011 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$18,132	329	5.38%	104	$94	$353	$46	0.25%
FHLB MPF 125	33,386	350	5.75%	66	1,851	1,587	131	0.39%
FHLB XTRA	191,421	1,451	4.50%	18	n/a	n/a	931	0.49%
FNMA	18,872	146	4.00%	13	n/a	n/a	97	0.51%

Totals	$261,811	2,276	4.68%	30	$1,945	$1,940	$1,205	0.46%

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

PSB HOLDINGS, INC.

November 14, 2012	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2012

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

-61-