Form 10-K
period 2012-12-31
PSB HOLDINGS INC /WI/
filed 2013-03-15
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-26480

PSB HOLDINGS, INC.

www.psbholdingsinc.com

WISCONSIN	39-1804877

1905 Stewart Avenue

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

Yes  ☐               No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2012, was approximately $38,064,000. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of March 15, 2013, 1,655,048 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 15, 2013 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

i

PART I

Item 1.	BUSINESS.

Business Operations and Products

PSB Holdings, Inc. (“PSB”) owns and operates Peoples State Bank (“Peoples”), a commercial community bank headquartered in Wausau, WI. Since 1962, Peoples has sought to meet the financial needs of local business owners and their families for the betterment of our communities and celebrated its 50th anniversary during 2012. Through its 131 full time employees, Peoples serves approximately 16,000 retail households and commercial businesses with our north central Wisconsin network of eight full service locations including five in the greater Wausau, WI area, and locations in Rhinelander, Minocqua, and Eagle River, WI. PSB held $712 million in total assets at December 31, 2012 and maintained the second highest deposit market share in Marathon County, Wisconsin.

We operate as a local community bank, but offer virtually the same products as larger regional banks. We are engaged in general commercial and retail banking and serve individuals, businesses, and governmental units. We offer most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. Commercial customers may use available cash management and lockbox services in addition to merchant banking products. In addition, we provide a full range of personal banking services, including checking accounts, savings and time deposit accounts, installment, credit and debit cards, and other personal loans, as well as long-term fixed rate mortgage loans. We offer customers automated teller machines, online computer banking, and mobile banking for 24 hour customer service capabilities. Commercial customers may also make electronic deposits via our on-site deposit product. New services are frequently added to our commercial and retail banking product line-ups. In addition to these traditional banking products, we offer brokerage and financial advisory services including the sale of annuities, mutual funds, and other investments to our customers and the general public. We recognize many opportunities for continued growth in products, customers, assets, and profits.

Commercial related loans represent our largest type of asset and approximately 70% of our total loans receivable. Our typical commercial customers are local small to medium sized business owners with annual sales of less than $50 million. We provide a growing suite of deposit and cash management products in addition to meeting customer credit needs. We build customer relationships on a frequent face to face basis and deliver value by providing capital and liquidity management advice and recommendations specific to our customers’ businesses. Since inception, we have maintained low loan loss ratios through conservative lending practices, emphasis on knowing our customer by establishing deep relationships with each of them, and maintaining focus on communities with which we are familiar.

Peoples has a long tradition of strong retail banking products. This emphasis has allowed us to be a leader in local residential real estate lending consistently resulting in number one or number two market share based on mortgage filings. The majority of our residential real estate loans are sold on the secondary market with servicing rights retained. We also maintain a diversified portfolio of local core deposits, including noninterest bearing deposits, savings and retail time deposits less than $100,000, and money market deposits, which make up approximately 82% of total deposits and 65% of total assets. We believe the combination of the key consumer banking products of competitive residential mortgage financing and low cost transactional deposit accounts build a profitable core retail customer base with ongoing growth potential.

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

More information on PSB, its operations and financial results including annual and quarterly reports on Forms 10-K and 10-Q, is available free of charge at our investor relations website, www.psbholdingsinc.com. Alternatively, you may contact us directly at 1-888-929-9902 to receive paper or electronic copies of information filed with the United States Securities and Exchange Commission without cost. Bid and ask prices for purchase or sale of PSB common stock are quoted on the OTC Markets Exchange (www.OTCMarkets.com) under the stock symbol PSBQ.

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

Our relative size (compared to other area community banks, thrifts, and credit unions) allows us to offer a wide array of financial service products. Although we are larger than a typical community bank, traditional community bank customer service and flexibility differentiate us from larger financial service providers. Therefore, we can offer better service to customers disenfranchised by poor service received from larger banks, higher cost retail deposit products, and perception of government “bailouts” provided to larger banks, while allowing customers to continue their practice of one-stop shopping and local service support. We can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect, but giving them an expanded and competitively priced product lineup due in part to economies of scale and access to wholesale funding sources and capital at comparatively lower cost.

Based on publicly available deposit market share information as of June 30, 2012, the following is a list of the largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors. The Wausau-Marathon County, Wisconsin MSA is our largest market in which we have the second largest market share. As in most Wisconsin communities, BMO Harris Bank holds the largest market share and represents the greatest opportunity to increase deposits from competitors.

	June 30, 2012		June 30, 2011
	Deposit $’s	Market	Deposit $’s	Market
	($000s)	Share	($000s)	Share
Marathon County, Wisconsin

BMO Harris Bank	$546,879	19.0%	$514,204	18.9%
Peoples State Bank (2nd of 24 banks at June 30, 2012)	475,159	16.5%	378,028	13.9%
River Valley Bank	323,536	11.3%	274,304	10.1%
Associated Bank	309,420	10.8%	262,938	9.7%
All other FDIC insured institutions	1,216,370	42.4%	1,291,328	47.4%

Oneida County, Wisconsin

BMO Harris Bank	$223,201	30.1%	$243,976	32.6%
Associated Bank	105,122	14.2%	110,946	14.8%
Citizens Bank	83,317	11.3%	85,143	11.4%
Peoples State Bank (6th of 9 banks at June 30, 2012)	72,379	9.8%	58,929	7.9%
All other FDIC insured institutions	256,494	34.6%	249,207	33.3%

Vilas County, Wisconsin

BMO Harris Bank	$108,743	24.5%	$116,617	27.1%
First National Bank of Eagle River	91,471	20.6%	90,686	21.1%
Headwaters State Bank	56,275	12.7%	53,986	12.6%
Peoples State Bank (8th of 10 banks at June 30, 2012)	16,796	3.8%	14,222	3.3%
All other FDIC insured institutions	170,122	38.4%	154,368	35.9%

Our primary source of income is loan interest income earned on commercial and residential loans made to local customers which together represented approximately 69% of our average gross revenue during the past three years. We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income which is reported as mortgage banking income. Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income. Deposits raised from local customers provide the most significant source of funding to provide loans and credit products to customers. Loan product sales in excess of local deposit growth are supplemented by wholesale and national funding such as brokered deposits, FHLB advances, and repurchase agreements. We do not have a dependence on any major customers. The primary sources of revenue are outlined below:

	2012		2011		2010
Revenue source	$	% of revenue	$	% of revenue	$	% of revenue

Interest on commercial related loans	$16,253	48.1%	$17,684	52.5%	$18,556	53.0%
Interest on residential mortgage loans	6,172	18.3%	5,912	17.6%	5,836	16.7%
Interest on securities	3,695	10.9%	3,762	11.2%	4,211	12.0%
Mortgage banking	1,795	5.3%	1,373	4.1%	1,472	4.2%
Service fees and charges	1,648	4.9%	1,632	4.8%	1,786	5.1%
Gain on bargain purchase	851	2.5%	—	0.0%	—	0.0%
Investment and insurance sales	736	2.2%	631	1.9%	633	1.8%
Loan fees	724	2.1%	592	1.8%	678	1.9%
Interest on consumer loans	310	0.9%	292	0.9%	349	1.0%
Gain (loss) on sale of securities	—	0.0%	32	0.1%	(20)	-0.1%
All other revenue	1,628	4.8%	1,741	5.1%	1,527	4.4%

Total gross revenue	$33,812	100.0%	$33,651	100.0%	$35,028	100.0%

During 2012, we acquired Marathon State Bank (“Marathon”) and merged our existing Peoples’ branch, located in Marathon City, into the purchased bank. The acquisition of Marathon was our first “whole bank” purchase and merger and acquisition activity. Historically, we had pursued a market expansion plan that included de novo branching into adjacent market areas previously identified as offering favorable long-term business prospects. Full-service bank branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin during 2001 through 2005 in part to expand our market area into northern Wisconsin. During those periods, we believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers. No new branch locations have been opened since 2005. However, we intend to pursue opportunities to acquire additional bank subsidiaries or banking offices in new or adjacent markets so that, at any time, we may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks. We also actively search for key sales personnel in new or adjacent markets which would permit us to open a de novo lending operation or branch location to generate new market growth.

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

All of our products and services are directly or indirectly related to the business of community banking and all of our activity is reported as one segment of operations. Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations. We maintain a traditional retail and commercial banking business model and do not regularly employ or sell stand-alone derivative instruments to hedge our cash flow and fair value risks. As of March 1, 2013, we operated with 131 full-time equivalent (“FTE”) employees, including 17 FTE employed on a part time basis. As is common in the banking industry, none of our employees are covered by a collective bargaining agreement.

Regulation and Supervision

PSB Holdings, Inc. (“PSB”) and Peoples State Bank (“Peoples”) are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not stockholders. Legislation and related regulations promulgated by government agencies influence, among other things:

•	how, when, and where we may expand geographically;

•	into what product or service markets we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company (PSB) and the subsidiary bank (Peoples).

Set forth below is an explanation of the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our future business and earnings.

Regulation of PSB Holdings, Inc.

Because PSB owns all of the capital stock of Peoples State Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, PSB is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Wisconsin, the Wisconsin Department of Financial Institutions (“WDFI”) also regulates and monitors all significant aspects of its operations.

Acquisitions of Banks

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, The Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved in the transaction and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under The Bank Holding Company Act, if adequately capitalized and adequately managed, PSB or any other bank holding company located in Wisconsin may purchase a bank located outside of Wisconsin. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Wisconsin may purchase a bank located inside Wisconsin. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in Bank Control

Subject to various exceptions, The Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Permitted Activities

The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activities. Those activities include, among other activities, certain insurance and securities activities. PSB has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

Under Federal Reserve policy, PSB is expected to act as a source of financial strength for Peoples and to commit resources to support Peoples. In addition, pursuant to the Dodd-Frank Act, the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy or the impending rules, PSB might not be inclined to provide it. In addition, any capital loans made by PSB to Peoples will be repaid only after Peoples’ deposits and various other obligations are repaid in full. In the unlikely event of its bankruptcy, any commitment that PSB gives to a bank regulatory agency to maintain the capital of Peoples will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance, and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided new federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including us, are significant in terms of the time, resources and costs associated with complying with this law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act for companies with non-affiliated public float under $75 million (“non-accelerated filer”). Section 404(b) is the requirement to have an independent accounting firm audit and attest to the effectiveness of a company’s internal controls. As PSB does not exceed the public float threshold described above, there are no additional costs anticipated for complying with Section 404(b) in 2013.

Regulation of Peoples State Bank

Because Peoples State Bank is chartered as a state bank with the WDFI, it is primarily subject to the supervision, examination, and reporting requirements of Wisconsin Banking Statute Chapter 221 and related rules and regulations of the WDFI. The WDFI regularly examines Peoples’ operations and has the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. The WDFI also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because Peoples’ deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to FDIC regulations and the FDIC also has examination authority and primary federal regulatory authority over Peoples. Peoples is also subject to numerous other state and federal statutes and regulations that affect its business, activities, and operations.

Branching

Under Wisconsin law, Peoples may open branch offices throughout the state with the prior approval of the WDFI. In addition, with prior regulatory approval, Peoples may acquire branches of existing banks located in Wisconsin or other states. Prior to the enactment of the Dodd-Frank Act, Peoples and any other national- or state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national- and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each category.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately-capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized. Finally, an adequately-capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement, consent order or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately-capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	prohibit the acceptance of employee benefit plan deposits; and

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly-undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may, at the discretion of the bank’s primary federal regulator, also become subject to the following additional restrictions, which:

•	require the sale of enough capital stock so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

•	restrict affiliate transactions;

•	restrict interest rates paid on deposits;

•	further restrict growth, including a requirement that the bank reduce its total assets;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically-undercapitalized” bank has a ratio of tangible equity to total assets that is equal to or less than 2%. In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly-undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

•	entering into material transactions other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;

•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

•	making any material change in accounting methods;

•	engaging in certain types of transactions with affiliates;

•	paying excessive compensation or bonuses, including golden parachutes;

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

•	making principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized.

In addition, a bank’s primary federal regulator may impose additional restrictions on critically-undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution.

FDIC Insurance Assessments

Peoples’ deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. Peoples is thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including Peoples, and a “scorecard” calculation for large institutions. The FDIC adopted new rules, effective April 1, 2011, redefining the assessment base and adjusting the assessment rates. Under the old rules, the assessment base was domestic deposits; the new rule uses an assessment base of average consolidated total assets minus tangible equity, which is defined as Tier 1 Capital. Under the new rules, institutions assigned to the lowest risk category must pay an annual assessment rate now ranging between 2.5 and 9 cents per $100 of the assessment base. For institutions assigned to higher risk categories, assessment rates now range from 9 to 45 cents per $100 of the assessment base. These ranges reflect a possible downward adjustment for unsecured debt outstanding and, in the case of institutions outside the lowest risk category, possible upward adjustments for brokered deposits.

The new rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (1) increase or decrease the total rates from one quarter to the next by more than two basis points, or (2) deviate by more than two basis points from the stated base assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15% but is less than 2%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2% but is less than 2.5%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.

On November 12, 2009, the FDIC adopted a rule requiring nearly all FDIC-insured depository institutions, including Peoples, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase previously scheduled to take effect on January 1, 2011. The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 and 2012 ranged from 0.66 cents to 1.00 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Allowance for Loan Losses

The ALLL represents one of the most significant estimates in Peoples’ financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan losses. “The Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, Peoples’ stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL at a level appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis — Critical Accounting Policies.”

Commercial Real Estate Lending

On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers

The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1.1 million per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

Community Reinvestment Act

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations

Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

•	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents;

•	Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•	sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, such as the following:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

As part of the overall conduct of the business, we must comply with:

•	privacy and data security laws and regulations at both the federal and state level; and

•	anti-money laundering laws, including the USA Patriot Act.

The Consumer Financial Protection Bureau

The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Capital Adequacy

PSB and Peoples are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of PSB, and the WDFI and FDIC, in the case of Peoples. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Peoples is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and management restrictions. A bank, however, that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized.

Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. Refer to Note 20 of the Notes to Consolidated Financial Statements for information on our current regulatory capital ratios at December 31, 2012.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies, which are intended to further address capital adequacy. The FDIC has adopted substantially similar requirements for banks. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for institutions that meet specified criteria, including having the highest regulatory rating and implementing the risk-based capital measure for market risk. All other institutions generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The banking regulators consider the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Through a provision known as “The Collins Amendment,” the Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. In addition, securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as PSB, will not be subject to these required capital deductions. Finally, bank holding companies subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement as in effect on May 19, 2010 — generally, holding companies with less than $500 million in consolidated assets — are exempt from the trust preferred treatment changes required by the Dodd-Frank Act.

In June 2012, federal regulators issued proposed rules to implement the capital adequacy recommendations of the Basel Committee on Bank Supervision first proposed in December 2010. These proposals, which are known as “Basel III,” propose significant changes to the minimum capital levels and asset risk-weights for all banks, regardless of size, and bank holding companies with greater than $500 million in assets. Among the many changes in these proposed rules, banks would be required to hold higher levels of capital, a significantly higher portion of which would be required to be Tier 1 capital. Further, beginning in 2016, the ability of a bank or bank holding company to declare and pay dividends or pay discretionary bonuses to certain executive officers would become limited should the bank or bank holding company fail to maintain a “capital conservation buffer” composed of Tier 1 common equity that is 2.5% greater than applicable minimum capital requirements. The proposed Basel III rules would also impose significant changes on the risk-weighting of many assets, including home mortgages with high loan to value ratios, certain acquisition, development and construction loans, and certain past due assets. Finally, the proposed rules would also prevent trust preferred securities from counting as Tier 1 capital for the issuer following a ten-year phase out ending in 2022. The comment period for the proposed rules closed in late October 2012, and final rulemaking is pending.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

The WDFI, the Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if our capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating Peoples.

Generally, the regulatory capital framework under which we operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies. The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

Payment of Dividends

PSB is a legal entity separate and distinct from Peoples. The principal source of PSB’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Peoples State Bank pays to PSB as Peoples State Bank’s sole shareholder. Statutory and regulatory limitations apply to Peoples’ payment of dividends to PSB as well as to PSB’s payment of dividends to its shareholders. If, in the opinion of the FDIC or WDFI, Peoples State bank were engaged in or about to engage in an unsafe or unsound practice, the WDFI or FDIC could require that Peoples stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level, would be an unsafe and unsound banking practice.

Peoples is required by federal law to obtain prior approval of the WDFI for payment of dividends if the total of all dividends declared by Peoples in any year will exceed the total of its net profits for that year if, during any of the preceding two years, Peoples dividends also exceeded the total of net profits during that preceding year. The payment of dividends by PSB and Peoples may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines, any conditions or restrictions that may be imposed by regulatory authorities in connection with their approval of a merger, or the requirements of any written agreements that either PSB or Peoples may enter into with their respective regulatory authorities.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies to consult with the Federal Reserve Board prior to dividend declarations and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. This guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

Any future determination relating to PSB’s dividend policy will be made at the discretion of the Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

PSB and Peoples are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Peoples must also comply with other provisions designed to avoid taking low-quality assets.

PSB and Peoples are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Peoples is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Effective July 21, 2011, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors, or principal shareholders unless (1) the transaction is on market terms and, (2) if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the disinterested directors has approved the transaction.

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if (1) its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and (2) the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

•	incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	incentive compensation arrangements should be compatible with effective controls and risk management; and

•	incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

The Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) increased regulatory examination fees; and (3) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC, and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of its business activities; require changes to certain of its business practices; impose upon us more stringent capital, liquidity, and leverage ratio requirements; or otherwise adversely affect its business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Our Participation in Federal Government Support Programs Targeted to the Banking Industry

Beginning in 2008, the banking industry experienced dramatic governmental intervention in an effort to support the capital needs of certain large banks, to spur growth in bank lending, and to increase consumer and business confidence in the banking industry through passage of the Troubled Asset Relief Program (“TARP”). TARP provided various support to the industry, some available to all banks, and some available to specific large institutions deemed to require exceptional assistance. Through programs generally available to all banks, TARP increased the insurance limit on certain deposit accounts and provided an FDIC guarantee for certain debt issued by banks and bank holding companies through the Temporary Liquidity Guarantee Program (“TLGP”), and invested government funds into some banks in the form of preferred stock through the Capital Purchase Program (“CPP”), among other actions. During 2009, our application to receive TARP CPP capital from the U.S. Treasury was approved. However, we declined participation due to concern such capital would be perceived by customers or prospects as a bailout due to negative perceptions of many of larger national banks receiving such funds. PSB also retained the right to issue unsecured capital notes with FDIC guarantees under the TLGP program, but did not exercise this right or issue such unsecured notes.

Peoples is a participant in the TLGP Program within the Transaction Account Guarantee (“TAG”) Program of TLGP and continued participation in the Program through December 31, 2012 as required by Dodd-Frank. The TAG program expired following December 31, 2012. Under the program, customers in noninterest bearing demand accounts were fully 100% guaranteed against loss by the FDIC.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSB Holdings, Inc. and its consolidated subsidiaries (hereinafter referred to as “PSB,” or “Peoples” or “we,” or “our,” or “us”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations. Risks, uncertainties, and assumptions relating to forward-looking statements include, among other things, actions or changes by competitors in our markets that put us at a competitive disadvantage, public perception of economic prospects and the banking industry, failure to comply with or changes in government regulations, changes in interest rates, deterioration of the credit quality of our loan portfolio, the adequacy of our allowance for loan losses, exposure to small and mid-size business credits, inadequate liquidity, disruptions in the financial markets, inability to operate profitably because of competition, the inability to execute expansion plans, changes in economic conditions within our market area, increased deposit insurance costs due to an increase in failure of FDIC insured banks, the potential of dilutive common stock issues due to increased regulatory capital minimums, the inability to implement required technologies, problems in the operation of our information technology systems, the inability of our principal subsidiary to pay dividends, potential credit risk associated with our large investment in debt issued by federal, state, and local municipalities, environmental and fraud risk associated with our credit arrangements with customers, increased funding costs, changes in customers’ preferences for types and sources of financial services, loss of key personnel, the rights of debt holders senior to common shareholders upon liquidation, lack of FDIC insurance available to common shareholders over their investment in our common stock, failure to maintain and enforce adequate internal controls, unforeseen liabilities arising from current or prospective claims or litigation, lack of marketability of our common or other equity stock, the effect of certain organizational anti-takeover provisions, changes in accounting principles and tax laws, and unexpected disruptions in our business. These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report. We assume no obligation, and do not intend, to update these forward-looking statements.

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

The impact of the current economic environment on performance of other financial institutions in our markets; actions taken by our competitors to address continued slow economic conditions; and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our performance.

We operate in a challenging and uncertain economic environment, including generally uncertain national conditions and adverse local conditions in our primary markets. Financial institutions continue to be affected by depressed valuations in real estate markets and constrained financial markets. While we take steps to decrease and limit our exposure to certain types of loans secured by commercial real estate collateral, we nonetheless retain direct exposure to the real estate markets, and are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2012, approximately 45% of our loans were secured by commercial-based real estate and 35% of our loans receivable were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, within our markets will continue to adversely affect the value of our assets, revenues, results of operations, and financial condition.

The overall deterioration in economic conditions may subject us to increasing regulatory scrutiny. In addition, further deterioration in national economic conditions or the economic conditions in our local markets could drive losses beyond the amount provided for in our allowance for loan losses, resulting in the following other consequences: increased loan delinquencies, problem assets, and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. These consequences could also result in decreased earnings or a decline in the market value of our common stock. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger national or regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our regulatory commitments, is costly and may restrict certain of our activities, including the declaration and payment of cash dividends to stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably. The Dodd-Frank Act was enacted on July 21, 2010. The full implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations, and the underlying value of our stock. The full effect of this legislation will not be even reasonably certain until all implementing regulations are promulgated, which could take several years in some cases.

To be considered “well capitalized” by banking regulatory agencies, we are subject to minimum capital levels defined by banking regulation that are based on total assets and risk adjusted assets. This highest regulatory capital designation is required to unilaterally participate in the brokered certificate of deposit market. In addition, being considered well capitalized is a key component of risk classification used by the Federal Home Loan Bank (“FHLB”) and the Federal Reserve concerning the amount of credit available to us and the type and amount of collateral required against such advances. Maintaining well capitalized status is also required by the covenants of our holding company line of credit. Failure to retain the well capitalized regulatory designation would both limit the availability of, and increase the cost of wholesale funding, which has been an important source of funding for growth. In addition, banks not considered to be well capitalized are subject to a cap on interest rates paid to depositors as published by the FDIC. Such depositor interest rate caps could impede our ability to raise local deposits to replace wholesale funding sources no longer available if we were not considered to be well capitalized which could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Some or all of the changes, including the new rulemaking authority granted to the newly-created Consumer Financial Protection Bureau, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for us while many of our competitors that are not banks or bank holding companies may remain free from such limitations. This could affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business. Congress may consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as the current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, stock price, ability to pay dividends, business or earnings. See “Regulation and Supervision” earlier in this Annual Report on Form 10-K.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. If there is a substantial increase in interest rates, our investment portfolio is at risk of experiencing price declines that may negatively impact our total capital position through changes in other comprehensive income. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

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

We are subject to credit risk and changes in the allowance for loan losses could adversely affect our profitability.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

We provide credit services within our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and small to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If management’s assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. We expect our allowance to continue to fluctuate; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to stockholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments received on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

Competition in the banking industry is intense and we face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting depositors and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, much larger financial institutions. While we believes we can successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as compared to large national or regional banks as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

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

Our success depends upon local and regional economic conditions.

The core industries in our market area are healthcare, building supplies, industrial fans, education, retail distribution, paper, insurance, and tourism. Our success depends primarily on economic conditions in the markets in which we operate due to concentrations of loans and other business activities in geographic areas where our branches are principally located. In addition, the residential and commercial real estate markets throughout these areas depend primarily on the strength of these core industries.

The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations. A material decline in any of the core industries in our market area will affect the communities we serve and could negatively impact our financial results and have a negative impact on profitability.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured depositors. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On October 19, 2010, the FDIC adopted a Deposit Insurance Fund (“DIF”) Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

We may need to raise additional capital in the future, including through proposed increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed or may be dilutive to our shareholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing the proposed Basel III capital standards could require financial institutions to maintain higher minimum capital rations and may place a greater emphasis on common equity as a component of Tier 1 capital. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of volatility continue or worsen, our ability to raise additional capital may be disrupted. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership. In addition, the issuance of additional shares of our equity securities under these conditions would dilute the economic ownership interest of our common shareholders.

We continually encounter technological change and we may have fewer resources than our competition to continue to invest in technological improvements; Our information systems may experience an interruption or breach in security.

The banking and financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driving products and services, which could reduce our ability to effectively compete.

In addition, we rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan functionality and the effective operation of other systems. While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Investments in debt issued by government-sponsored agencies subject us to risk from government action and legal changes.

Peoples State Bank invests a portion of its assets in obligations of the Federal Home Loan Bank (FHLB), Federal National Mortgage Association (FNMA, or “Fannie Mae”), Federal Home Loan Mortgage Corporation (FHLMC, or “Freddie Mac”), and other U.S. government-sponsored entities; as well as state, county, and municipal obligations, and federal funds sold.  While the FHLB, FNMA, and FHLMC are U.S. government-sponsored agencies, investments in these securities are not guaranteed by the U.S. Government.  The investments are purchased and held in relation to our loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks, relative to yields and risks of the loan portfolio. The investments may also provide liquidity to fund increases in loan demand or to offset fluctuations in deposits. If the financial performance of one of the U.S. government-sponsored agencies, or state, county, or municipal entities declines, it could have a negative economic impact on our business and expose us to credit losses.

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

While the banking industry has historically held a majority of available deposits, generational factors and trends in using other non-banking providers for investment of funds may reduce the level of deposits available to fund banking assets and increase the cost of funding over the long term. Demographic trends in the United States point to a growing transfer of wealth to the next generation in the following decades that could accelerate this transfer of wealth out of the banking system and into other non-banking providers. If this change occurs, our funding costs could increase and adversely affect our results of operations.

During recent years, the banking industry has seen a large increase in deposits as consumers sought to increase liquidity and reduce investment risk during a declining national economy. When consumer confidence in the economy returns, it is likely much of these increased deposits will be withdrawn for reinvestment in equity securities or for purchase of increased goods and services supported by a stronger economy, reducing our liquidity or increasing our deposit costs.

We may lose fee income and deposits if a significant portion of consumers decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. In addition, regulation now allows retail merchants to accept payment on in-store debit or credit cards in an effort to reduce bank interchange income. The process of eliminating banks as intermediaries, referred to as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from investment of those deposits.

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

Holders of our subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures, as well as senior subordinated notes. As of December 31, 2012, we had outstanding trust preferred securities and associated junior subordinated debentures with aggregate principal of $7.7 million, and senior subordinated notes of $7 million. The senior subordinated notes were refinanced on February 1, 2013, as described in Note 12 of the Notes to Consolidated Financial Statements.

We have unconditionally guaranteed the payment of principal and interest on our trust preferred securities. Also, the junior debentures issued to the special purpose trusts that relate to those trust preferred securities, as well as the senior subordinated notes outstanding, are senior to our common stock. As a result, we must make payments on the senior subordinated notes and junior subordinated debentures before we can pay any dividends on our common stock, and in the event of our bankruptcy, dissolution or liquidation, holders of our senior subordinated notes and junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time would not be able to pay dividends on our common or preferred stock.

Ownership of our common stock securities is not FDIC insured.

Our securities are not savings or deposit accounts or other obligations of Peoples State Bank and are not insured by the Deposit Insurance Fund, or any other agency or private entity and are subject to investment risk, including the possible loss of some or all of the value of your investment.

We are subject to operational risk, and our internal controls and procedures may fail or be circumvented.

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

There is no active public established trading market for PSB stock. As a result, investors may not be able to resell shares at the price or time they desire. In addition, because our shares are thinly traded, there is oftentimes a significant spread between the “bid” and “ask” prices for our shares, typically ranging from 2% to 6% of the bid price. Lack of an active market and other factors limit, to some extent, our ability to raise capital by selling additional shares of our stock.

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

Our administrative offices are housed in the same building as Peoples State Bank’s primary customer service location at 1905 Stewart Avenue in Wausau, Wisconsin. Our other Wisconsin branch locations, in the order they were purchased or opened for business, include Rib Mountain, Wausau (Eastside), Eagle River (in the Trig’s grocery store), Rhinelander, Minocqua, Weston, and Marathon City. The branch in the Trig’s grocery store occupies leased space within the supermarket designed for community banking operations. We own the other seven locations without encumbrance, and these locations are occupied solely by us and are suitable for current operations.

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

Market

PSB common stock bid and ask prices are quoted on the OTC Markets Exchange and the OTC Bulletin Board under the stock symbol “PSBQ.” There is no active established public trading market in our common stock and transactions in the stock are limited and sporadic. Approximately 10% of average shares outstanding traded during 2012 compared to 5% during 2011 and 3% during 2010.

To preserve existing capital for growth and expected new regulation to increase regulatory capital requirements, we do not regularly repurchase our shares of common stock on the open market. During 2012, we repurchased 10,210 shares of our common stock at an average cost of $25.68 per share. We repurchased no common shares during 2011 or 2010.

Holders

As of December 31, 2012, there were 828 holders of record of our common stock. Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We have paid regular and increasing dividends since our inception in 1995. We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors. The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary. When declared, dividends are paid to all stockholders, including employees holding shares of unvested restricted stock as described in Item 8, Note 19 of the Notes to Consolidated Financial Statements. Payment of dividends by Peoples State Bank to PSB Holdings, Inc. is subject to various limitations under banking laws and regulations. To maintain a risk adjusted total capital ratio above the 10% regulatory minimum to be considered “well capitalized”, the maximum amount of dividends that could have been paid by Peoples State Bank at December 31, 2012, was approximately $21.6 million. Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator, and the Wisconsin Department of Financial Institutions, the Bank’s primary state regulator.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2012 Prices			2011 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$24.29	$21.67	$—	$23.81	$20.48	$—
2nd	$26.19	$23.81	$0.36	$23.62	$22.86	$0.35
3rd	$28.75	$24.11	$—	$23.62	$21.05	$—
4th	$27.55	$25.25	$0.38	$22.90	$22.19	$0.35

Prices detailed for the common stock represent the bid prices reported on the OTC Markets Exchange. The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.	SELECTED FINANCIAL DATA.

Table 1: Earnings Summary and Selected Financial Data (dollars in thousands, except per share data)

Consolidated summary of earnings:
Years ended December 31,	2012	2011	2010	2009	2008

Total interest income	$27,244	$28,314	$29,665	$29,407	$29,907
Total interest expense	7,091	8,757	10,566	12,456	15,500

Net interest income	20,153	19,557	19,099	16,951	14,407
Provision for loan losses	785	1,390	1,795	3,700	885

Net interest income after loan loss provision	19,368	18,167	17,304	13,251	13,522
Total noninterest income	6,568	5,337	5,363	5,576	3,184
Total noninterest expense	17,392	15,778	15,925	14,829	12,566

Net income before income taxes	8,544	7,726	6,742	3,998	4,140
Provision for income taxes	2,535	2,421	1,988	882	839

Net income	$6,009	$5,305	$4,754	$3,116	$3,301

Consolidated summary balance sheets:
As of December 31,	2012	2011	2010	2009	2008

Cash and cash equivalents	$48,847	$38,205	$40,331	$26,337	$13,172
Securities	145,209	108,677	108,379	106,185	102,930
Total loans receivable, net of allowance	477,991	437,557	431,801	437,633	424,635
Premises and equipment, net	10,240	9,928	10,464	10,283	10,929
Cash surrender value of life insurance	11,813	11,406	10,899	10,489	9,969
Other assets	17,866	17,094	19,219	15,927	8,851

Total assets	$711,966	$622,867	$621,093	$606,854	$570,486

Total deposits	$565,442	$481,509	$465,257	$458,731	$427,801
FHLB advances	50,124	50,124	57,434	58,159	65,000
Other borrowings	20,728	19,691	31,511	28,410	25,631
Senior subordinated notes	7,000	7,000	7,000	7,000	—
Junior subordinated debentures	7,732	7,732	7,732	7,732	7,732
Other liabilities	6,493	6,449	5,469	4,552	4,423
Stockholders’ equity	54,447	50,362	46,690	42,270	39,899

Total liabilities and stockholders’ equity	$711,966	$622,867	$621,093	$606,854	$570,486

Performance ratios:	2012	2011	2010	2009	2008

Basic earnings per share	$3.61	$3.21	$2.89	$1.90	$2.03
Diluted earnings per share	$3.61	$3.21	$2.89	$1.90	$2.03
Common dividends declared per share	$0.74	$0.71	$0.69	$0.67	$0.65
Dividend payout ratio	20.75%	22.02%	23.73%	35.17%	31.93%
Tangible net book value per share at year-end	$32.93	$30.44	$28.43	$25.82	$24.53
Average common shares outstanding	1,663,147	1,652,861	1,642,469	1,637,249	1,626,343

Return on average stockholders’ equity	11.33%	10.78%	10.59%	7.38%	8.63%
Return on average assets	0.91%	0.87%	0.79%	0.54%	0.61%
Net interest margin (tax adjusted)	3.41%	3.55%	3.51%	3.25%	2.98%
Net loan charge-offs to average loans	0.28%	0.32%	0.33%	0.37%	0.05%
Noninterest income to average assets	1.00%	0.88%	0.89%	0.96%	0.59%
Noninterest income to tax adjusted net interest margin	31.23%	26.29%	26.93%	31.31%	20.87%

Efficiency ratio (tax adjusted)	63.02%	61.55%	63.01%	63.42%	68.16%
Salaries and benefits expense to average assets	1.39%	1.37%	1.40%	1.28%	1.26%
Other expenses to average assets	1.25%	1.23%	1.23%	1.27%	1.05%
FTE employees at year-end	131	124	126	130	126
Non-performing loans to gross loans at year-end	2.20%	3.19%	2.60%	2.99%	2.64%
Allowance for loan losses to loans at year-end	1.53%	1.78%	1.81%	1.71%	1.28%
Allowance for loan losses to non-performing loans	69.55%	55.80%	69.62%	57.19%	48.48%
Average common equity to average assets	8.04%	8.11%	7.43%	7.27%	7.03%
Non-performing assets to common equity and allowance
for loan losses at year-end	20.13%	30.67%	29.99%	34.23%	26.11%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition and results of our operations for each of the three years in the period ended December 31, 2012. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE LEVEL OVERVIEW

Results of Operations

Earnings reached a record high of $3.61 per share in 2012 (on net income of $6,009) compared to earnings of $3.21 per share in 2011 (on net income of $5,305), an increase of 13% per share. Earnings benefited significantly from the acquisition of Marathon State Bank (“Marathon”) in June 2012, and approximately $463, or 66%, of the 2012 increase in net income over 2011 was due to the purchase of Marathon. We recorded an $851 gain on bargain purchase of Marathon ($726 after tax effects), but also incurred $670 of data conversion expense and professional fees due to the merger ($498 after tax effects) during 2012. Excluding these non-recurring items associated with the Marathon acquisition, earnings per share would have been $3.47 per share during 2012 (on proforma net income of $5,781), an increase of 8% per share over 2011.

During 2013, we expect net interest income to increase slightly compared to 2012 as a moderate increase in average earning assets offsets an expected decline in net interest margin. We also expect historically low long-term interest rates on residential mortgages to stabilize in 2013, which will significantly reduce mortgage refinance activity and mortgage banking income compared to 2012. Therefore, total noninterest income during 2013 is expected to approximate the level seen during 2011. Inflationary operating expense increases during 2013 are expected to be offset by a reduction in loss on foreclosed assets and the absence of merger and acquisition costs associated with our 2012 purchase of Marathon, resulting in a slight decline in total noninterest expense. Taken together, 2013 earnings per share are expected to remain similar to 2012 earnings assuming continued improvement in overall credit quality and related credits costs.

Earnings reached a then high of $3.21 per share in 2011 (on net income of $5,305) compared to earnings of $2.89 per share in 2010 (on net income of $4,754), an increase of 11% per share. During 2011, higher net interest margin increased tax equivalent net interest income $386, or 2%, while credit and foreclosure costs remained historically high at $2,587 compared to $2,644 during 2010. Noninterest and fee income during 2011 was largely unchanged compared to 2010, while operating expenses, excluding loss on foreclosed assets, declined $495, or 3%, from $277 lower FDIC insurance premium expense and $145 lower debit card losses following a significant fraud loss during 2010.

Earnings were $2.89 per share in 2010 (on net income of $4,754) compared to earnings of $1.90 per share in 2009 (on net income of $3,116), an increase of 52% per share. During 2010, higher net interest margin increased tax equivalent net interest income $2,103, or 12%, while income also benefited from a $2,186, or 45%, decline in credit and foreclosure losses compared to 2009. Net interest income increased primarily from maintenance of interest rate floors on adjustable rate loans while deposit costs continued to fall. Offsetting this increase to income was decreased noninterest and fee income, down $213 during 2010, or 4%, primarily from 2009 recognition of a $521 gain on sale of securities. Operating expenses increased $1,096, or 7%, and included increased salaries and employee benefits of $1,015, up 14%, and higher all other operating expenses (excluding foreclosure costs) of $362, or 6%. Salaries and benefits expense increased primarily from an annual increase in base pay, fewer deferred loan origination costs, and increased year-end incentive and profit sharing expense based on net income levels achieved.

Credit Quality

During 2012, the total provision for loan losses and loss on foreclosed assets (“credit costs”) of $1,358 declined $1,229, or 48% compared to 2011 due to recognition of fewer new problem loans, and lower holding costs and write-downs of foreclosed assets. The reduction in credit costs was a significant driver of increased net income during 2012. During 2012, total nonperforming assets declined $5,429, or 30%, due to favorable resolution of three problem credit relationships and sale of our largest foreclosed asset. Resolution of these four problem assets represented $5,375, or 99% of the net decline in total nonperforming assets during 2012 compared to 2011. Total nonperforming assets were $12,454, or 1.75% of total assets at December 31, 2012 compared to $17,883, or 2.87% of total assets at December 31, 2011.

During 2013, loss on foreclosed assets is expected to decline modestly due to projected lower write-down of foreclosed asset values compared to 2012, while the provision for loan losses is expected to remain at levels similar to 2012. However, we continue to work through existing problem loans and foreclosed assets and expect higher levels of troubled debt restructured loans, which could increase nonperforming assets and credit and foreclosure costs greater than expected, negatively impacting 2013 net income.

During 2011, credit costs of $2,587 declined $57, or 2%, compared to 2010 due to a reduction in the provision for loan losses, although the loss on foreclosed assets increased due to higher write-downs to value of foreclosed assets held. During 2011, total nonperforming assets increased $1,494, or 9%, due to a $3,837 increase in troubled debt restructured loan principal that continued to pay according to its restructured terms. However, nonaccrual assets decreased $315, or 4%, and foreclosed assets decreased $2,028, or 41% during 2011. Total nonperforming assets were $17,883, or 2.87% of total assets as of December 31, 2011 compared $16,389, or 2.64% of total assets as of December 31, 2010.

Asset Growth and Liquidity

Total assets were $711,966 at December 31, 2012, up $89,099 (14%) during the year ended December 31, 2012. During 2012, a $101,385 increase in core deposits, primarily from the acquisition of Marathon, funded a $20,109 pay down of maturing brokered certificates of deposit and the majority of asset growth. 2012 asset growth consisted primarily of $10,642 in cash and overnight investments, $26,833 in residential mortgage loans, $12,953 in commercial related loans, and $36,532 in investment securities. Marathon’s total assets were $107,364 on the June 1, 2012 acquisition date, including $62,260 of securities and short-term investments. Following the purchase date, maturity proceeds from the acquired Marathon investment securities were used to pay down wholesale funding.

At December 31, 2012, total wholesale funding, including brokered and national certificates of deposit, Federal Home Loan Bank (FHLB) advances, and wholesale repurchase agreements were $118,081, or 16.6% of total assets, compared to $138,190, or 22.2% of total assets at December 31, 2011. The substantial cash and cash equivalents held at December 31, 2012 totaling $48,847 are expected to be used to fund expected net organic loan growth up to $25,000 or to continue to pay down of wholesale funding during 2013 if loan growth does not materialize.

Total assets increased $1,774, or less than 1%, to $622,867 at December 31, 2011 compared to $621,093 at December 31, 2010. While commercial related loan balances remained unchanged, retained residential real estate mortgage loans increased $5,221, or 5%. Total net loans receivable increased $5,756, or 1%, to $437,557 at December 31, 2011. Offsetting this increase in assets was a $4,154 decline in cash equivalents and foreclosed assets. Core deposits increased $14,872 during 2011 from a $17,366 increase in year-end temporary and seasonal noninterest bearing deposits that were withdrawn by customers early in 2012. Increased 2011 deposits were used to repay $11,820 of local overnight repurchase agreements classified as other borrowings at year-end. Wholesale funding increased $425 during 2011, from $137,765 at December 31, 2010 to $138,190 at December 31, 2011.

Our most significant sources of liquidity and wholesale funding include federal funds purchased from correspondent banks, FHLB advances, brokered and national certificates of deposit, and Federal Discount Window advances. In addition to our existing $48,847 in cash and cash equivalents at December 31, 2012, we have $272,508 of unused funding available at December 31, 2012, which is considered adequate to meet customer, operational, and growth needs during 2013. Most of our wholesale funding sources require either pledging of assets, maintenance of well-capitalized regulatory status, or additional purchases of FHLB capital stock (or all of these items) to continue or expand participation in the funding program. In particular, $83,431 of potential FHLB advance funding considered available at December 31, 2012, would require additional purchase of up to $4,172 of FHLB capital stock, which pays a nominal dividend and for which no trading market exists.

Capital Resources

During 2012, total stockholders’ equity increased $4,085, primarily from $6,009 of net income less $1,247 of shareholder dividends declared. Changes to items of comprehensive income also reduced equity $540 during 2012, net of tax, due a decline in fair value of securities and an unrealized loss on fair value of interest rate swaps. After several years of no buybacks of treasury stock, we purchased 10,210 shares of our common stock on the open market during 2012 at an average price of $25.68 per share, which reduced equity $262.

Tangible net book value increased to $32.93 per share at December 31, 2012 compared to $30.44 per share at December 31, 2011, an increase of 8%. Due to our purchase of Marathon using existing cash on hand without the issuance of new common stock, our equity to assets ratio declined during 2012. Common stockholders’ equity was 7.65% of total assets at December 31, 2012 compared to 7.42% of assets at June 30, 2012 (following the Marathon purchase) and 8.09% of assets at December 31, 2011. For regulatory purposes, we continued to be considered “well capitalized” under banking regulations at December 31, 2012. Refer to Note 20 of the Notes to Consolidated Financial Statements for detailed regulatory capital information.

During 2013, we expect to continue payment of our semi-annual cash dividend assuming continued profits and adequate regulatory capital ratios after consideration of risk, regulatory demands, and growth potential. Because our primary growth focus is on market and core deposit expansion via merger and acquisition of other banks with relatively low credit risk profiles and near our current markets, we expect to retain capital for potential acquisitions. However, if value added merger and acquisition options do not materialize in the near term, we may consider repurchase of treasury stock on the open market under a discretionary buyback program. Stock buybacks would decrease existing capital ratios but would be expected to increase current earnings or net book value per share. Any future growth through merger and acquisition activities should be expected to drain excess capital levels and could increase the likelihood of a new common or preferred stock capital raise, potentially diluting existing stockholders.

During February 2013, we refinanced $7,000 of senior subordinated notes issued during 2009 and held at December 31, 2012 to reduce interest expense and to enter into a systematic repayment schedule to fully repay the notes over five years. The restructured notes no longer qualify as Tier 2 regulatory capital and we will experience a decline in our total regulatory capital ratio during 2013 as a result of the refinance, although we continue to be considered well capitalized. Due to the refinance, we expect to save approximately $322 of interest expense ($195 after tax impacts) on the notes during 2013 compared to 2012.

During 2011, stockholders’ equity increased $3,672, primarily from net income of $5,305 less $1,168 of cash dividends paid. Changes to items of comprehensive income also reduced equity $594 during 2011, net of tax, due a decline in fair value of securities and an unrealized loss on fair value of interest rate swaps. Tangible net book value increased to $30.44 per share at December 31, 2011 compared to $28.43 per share at December 31, 2010, an increase of 7%.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $270 million of residential 1 to 4 family mortgages sold to FHLB and FNMA, up $8 million, or 3%, from $262 million at December 31, 2011. Serviced mortgage loans increased from customer refinance activity, a trend which began during 2009. We expect to see lower mortgage refinance activity during 2013 and for serviced mortgage loan principal to stabilize. In general, we are paid an annual servicing fee of .25% of serviced principal, paid monthly.

We have provided a credit enhancement against FHLB loss on approximately $36 million, or 13%, of the serviced principal, up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.8 million on this loan pool as part of their “First Loss Account”. We have not provided a credit enhancement guarantee on any loans sold to the FHLB since prior to 2009 and we have no intentions of originating future loans with the guarantee. Loan pools containing our guarantees were originated during 2000 through 2008 and incurred principal losses have totaled $0.45 million out of $425 million of loan principal originated with guarantees, all of which has been borne by the FHLB within their First Loss Account.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations even if we had not provided a credit enhancement on the mortgage. During 2012 and 2011, we experienced losses of $28 and 38, respectively, from repurchase of two foreclosed loans with underwriting violations related to private mortgage insurance. We do not expect to be required to repurchase additional loans in the near term.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $105 million at December 31, 2012 compared to $99 million at December 31, 2011. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Our primary long-term contractual obligations are related to repayment of funding sources such as FHLB advances, long-term other borrowings, and customer time deposits, which make up 93% of our total long-term contractual obligations. For all contractual obligations outstanding at December 31, 2012, $115 million, or 46%, will require repayment, or extension through refinancing, during 2013, including $14 million of FHLB advances and $99 million of time deposits, both of which are regularly renewed in the normal course of business.

During 2011, we initiated a program to offer certain high credit quality customers fixed interest rate swaps to hedge their risk on variable rate commercial real estate loans with us. Fixed interest rate swaps sold to customers (in which we pay a variable rate and receive a fixed rate) are simultaneously offset by our purchase of a variable interest rate swap from a correspondent bank (in which we pay a fixed rate and receive a variable rate). Such swap sale programs are often referred to “back to back” interest rate swaps as the resulting fixed interest rate risk with our customer is offset by our variable interest rate risk with our counterparty. At December 31, 2012 and 2011, there were $14,979 and $14,324, respectively, in back to back swaps outstanding with variable rate commercial real estate loan customers.

RESULTS OF OPERATIONS

Earnings

Table 1 of Item 6 of this Annual Report on Form 10-K presents various financial performance ratios and measures for each of the five years in the period ended December 31, 2012. A number of separate or nonrecurring factors impacted our earnings during this period. Table 2 presents our net income for each of the five years in the period ended December 31, 2012, before certain tax-adjusted nonrecurring income and expense items.

Table 2: Summary Operating Income

Years ended December 31,	2012	2011	2010	2009	2008

Net income before special items, net of tax	$5,783	$5,277	$4,770	$2,859	$3,909

Net gain (loss) on write-down and sale of securities	—	19	(12)	316	(600)
Net gain (loss) on sale of premises and equipment	(2)	9	(4)	(59)	(8)
Gain on bargain purchase	726
Merger and acquisition professional expense	(233)
Data processing conversion expense	(265)

Net income	$6,009	$5,305	$4,754	$3,116	$3,301

Diluted earnings per share before special items	$3.48	$3.19	$2.90	$1.75	$2.40

Diluted earnings per share as reported	$3.61	$3.21	$2.89	$1.90	$2.03

2012 compared to 2011

Earnings were a record high $3.61 per diluted share during 2012 but were significantly impacted by non-recurring income and expense associated with the purchase of Marathon State Bank during 2012. A $851 gain on the purchase was recorded, which increased net income $726 after tax expense. Separately, we incurred $233 of merger and acquisition legal and other professional fees which reduced net income $233 after taxes as such costs were treated as an adjustment to the Marathon cost basis under tax rules and were therefore not deductible. Lastly, we incurred $438 of data conversion expense associated with placing Marathon customer and account information on our operating system, which reduced net income $265 after tax benefits. As shown in Table 2, diluted earnings per share before special items were $3.48 during 2012 compared to $3.19 during 2011, an increase of 9.1%. Return on average assets was .91% (.88% excluding the Marathon purchase gain and related conversion costs) and .87% during 2012 and 2011, respectively. Return on average stockholders’ equity was 11.33% (10.90% excluding the Marathon purchase gain and related conversion costs) and 10.78% during 2012 and 2011, respectively.

Separate from Marathon’s special acquisition items noted above, Marathon’s recurring operations increased our net interest income and operating expense during the seven months following our purchase. Net interest income of $20,153 during 2012 increased $596, or 3.0%, compared to 2011. Our noninterest income before the gain on purchase of Marathon increased $380, or 7.1%, during 2012, compared to 2011, from a $422 increase in mortgage banking income on customer refinance activity. Lastly, income benefited significantly from a decline in credit costs (provision for loan losses and loss on foreclosed assets) of $1,229, or 47.5%, during 2012 compared to 2011. Offsetting these income gains was an increase in operating expense before Marathon’s special items and credit costs of $1,567, or 10.7%. The expense increase was led by higher wages and benefits, up $832, or 10.0%, and higher data processing expense (excluding the Marathon conversion costs) of $476, up 34.4%, as one-time fee reductions we enjoyed following our bank-wide data processing conversion during 2010 and 2011 expired

During 2013, we expect net interest margin to be pressured lower while organic loan growth prospects remain slow. In addition, stabilization of long-term residential mortgage rates point to significantly lower refinance income and lower mortgage banking income. In addition, we do not expect such a significant decline in 2013 credit costs as seen during 2012 compared to the prior year. Therefore, potentially increased operating expenses combined with lower net interest margin and a decline in noninterest income could result in lower earnings during 2013 compared to 2012 if credit costs increase.

2011 compared to 2010

Earnings reached a then record high during 2011 of $5,305, or $3.21 per diluted share, compared to $4,754, or $2.89 per diluted share during 2010, an increase of $551 ($.32 per share), up 11.6%. 2011 net income increased over the prior year due to increased net interest income of $458, up 2.4%, due to a slight increase in net margin and average earning assets. Credit costs totaled $2,587 during 2011, a slight decline of $57, or 2.2%, compared to 2010, primarily from lower provision for loan losses while loss on foreclosed assets increased from higher partial write-downs of value. Noninterest income decreased $26 during 2011, or 0.5%, from a decline in service charges (primarily overdraft charges) and mortgage banking totaling $253 which was partially offset by $207 in swap sale commission income (a new product during 2011). Excluding credit costs, noninterest expenses declined $495, or 3.3%, primarily from a $277 reduction in FDIC insurance premiums. Return on average assets was .87% and .79% during 2011 and 2010, respectively. Return on average stockholders’ equity was 10.78% and 10.59% during 2011 and 2010, respectively.

2010 compared to 2009

Earnings reached a then record high of $2.89 per share during 2010, an increase of 52.1% over 2009 earnings of $1.90 per share. Increased earnings were led by higher net interest income of $2,148 (up 12.7% from increased net interest margin) and significantly lower credit and foreclosure costs, down $2,186 (45.3%) from 2009. 2010 earnings also benefited from continued high levels of mortgage banking refinance income, which although less than in 2009, continued at historically high levels. Service fees increased $338, or 23.3% from changes to our customer courtesy overdraft program during 2010 which recognized increased customer overdraft activity.

These increases to income were offset by higher salaries and employee benefits, up $1,105 (13.6%) from several factors including an annual increase in base wages, lower deferral of direct loan origination expenses, and higher year-end incentive costs from meeting income growth goals. Data processing costs increased $217, or 22.7%, due in part to conversion to a new service bureau data processing system and related training and implementation costs. Because the initial data processing contract called for reduced fees during the initial implementation period, data processing fees were expected to increase significantly during 2012 and 2011. Return on average assets was .79% and .54% during 2010 and 2009, respectively. Return on average stockholders’ equity was 10.59% and 7.38% during 2010 and 2009, respectively.

Net Interest Income

Net interest income is our largest source of revenue from operations. Net interest income represents the difference between interest earned on loans, securities, and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies. Net interest income is our most significant item of revenue generated by operations.

Table 3 presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2012. In general, net interest income earned on loans funded by savings and demand deposits is greater than that earned on securities funded by time deposits. Therefore, a balance sheet that contains a growing allocation of loans funded by a growing allocation of savings and demand deposits would normally provide greater net interest income than a growing allocation of securities funded by a growing allocation of time deposits.

Table 3: Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ending December 31,	2012	2011	2010

Loans	75.0%	77.6%	78.0%
Taxable securities	14.9%	13.9%	12.9%
Tax-exempt securities	6.8%	5.7%	6.0%
FHLB stock	0.5%	0.6%	0.6%
Other	2.8%	2.2%	2.5%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	29.4%	25.7%	24.2%
Money market deposits	21.0%	20.3%	19.1%
Time deposits	33.5%	34.5%	36.9%
FHLB advances	9.7%	11.5%	11.6%
Other borrowings	3.6%	5.0%	5.3%
Senior subordinated notes	1.3%	1.4%	1.4%
Junior subordinated debentures	1.5%	1.6%	1.5%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Tables 4, 5, and 6 present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years in the period ended December 31, 2012.

Table 4: Average Balances and Interest Rates

	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$462,237	$23,667	5.12%	$443,709	$24,640	5.55%	$443,293	$25,579	5.77%
Taxable securities	91,747	2,402	2.62%	79,711	2,637	3.31%	73,414	2,946	4.01%
Tax-exempt securities(2)	41,825	1,959	4.68%	32,625	1,705	5.23%	34,344	1,917	5.58%
FHLB stock	2,817	9	0.32%	3,250	4	0.12%	3,250	—	0.00%
Other	17,445	82	0.47%	12,679	68	0.54%	13,666	35	0.26%

Total(2)	616,071	28,119	4.56%	571,974	29,054	5.08%	567,967	30,477	5.37%

Non-interest-earning assets:
Cash and due from banks	17,979			8,532			9,600
Premises and equipment, net	10,078			10,216			10,460
Cash surrender value life insurance	11,597			11,175			10,682
Other assets	11,427			12,481			13,305
Allowance for loan losses	(7,799)			(7,884)			(7,857)

Total	$659,353			$606,494			$604,157

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$154,428	$782	0.51%	$126,944	$1,109	0.87%	$120,556	$1,310	1.09%
Money market deposits	110,587	586	0.53%	100,089	810	0.81%	95,329	1,083	1.14%
Time deposits	176,187	2,793	1.59%	171,200	3,509	2.05%	184,487	4,581	2.48%
FHLB borrowings	50,941	1,414	2.78%	56,730	1,776	3.13%	57,725	1,864	3.23%
Other borrowings	19,190	596	3.11%	24,499	645	2.63%	26,256	741	2.82%
Senior subordinated notes	7,000	578	8.26%	7,000	567	8.10%	7,000	567	8.10%
Junior subordinated debentures	7,732	342	4.42%	7,732	341	4.41%	7,732	420	5.43%

Total	526,065	7,091	1.35%	494,194	8,757	1.77%	499,085	10,566	2.12%

Non-interest-bearing liabilities:
Demand deposits	73,135			57,942			55,848
Other liabilities	7,128			5,150			4,340
Stockholders’ equity	53,025			49,208			44,884

Total	$659,353			$606,494			$604,157

Net interest income		$21,028			$20,297			$19,911
Rate spread			3.21%			3.31%			3.25%
Net yield on interest-earning assets			3.41%			3.55%			3.51%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows: 2012 - $724, 2011 - $592, 2010 - $678.

Table 5: Interest Income and Expense Volume and Rate Analysis

	2012 compared to 2011			2011 compared to 2010
	increase (decrease) due to (1)			increase (decrease) due to (1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$949	$(1,922)	$(973)	$23	$(962)	$(939)
Taxable securities	315	(550)	(235)	208	(517)	(309)
Tax-exempt securities(2)	431	(177)	254	(90)	(122)	(212)
FHLB stock	(1)	6	5	—	4	4
Other interest income	22	(8)	14	(5)	38	33

Total	1,716	(2,651)	(935)	136	(1,559)	(1,423)

Interest paid on:
Savings and demand deposits	140	(467)	(327)	56	(257)	(201)
Money market deposits	56	(280)	(224)	39	(312)	(273)
Time deposits	79	(795)	(716)	(272)	(800)	(1,072)
FHLB borrowings	(161)	(201)	(362)	(31)	(57)	(88)
Other borrowings	(165)	116	(49)	(46)	(50)	(96)
Senior subordinated notes	—	11	11	—	—	—
Junior subordinated debentures	—	1	1	—	(79)	(79)

Total	(51)	(1,615)	(1,666)	(254)	(1,555)	(1,809)

Net interest earnings	$1,767	$(1,036)	$731	$390	$(4)	$386

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 6: Yield on Earning Assets

Year ended December 31,	2012		2011		2010
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	4.56%	-0.52%	5.08%	-0.29%	5.37%	-0.16%

Effective rate on all liabilities as a percent of earning assets	1.15%	-0.38%	1.53%	-0.33%	1.86%	-0.42%

Net yield on earning assets	3.41%	-0.14%	3.55%	0.04%	3.51%	0.26%

2012 compared to 2011

Tax adjusted net interest income totaled $21,028 during 2012 compared to $20,297 in 2011, an increase of $731, or 3.6%, from a 7.7% increase in average earning assets during 2012 which offset a decline in net interest margin from 3.55% during 2011to 3.41% during 2012. Compared to 2011, loan yield declined from 5.55% to 5.12% (43 basis points) while the tax adjusted investment security yield declined from 3.87% to 3.26% (61 basis points). Continued low overall interest rate levels and very low investment security reinvestment rates caused yield on earning assets to decline as did the cost of paying liabilities, which declined from 1.77% to 1.35% (42 basis points). The long-term market rate decline first seen in the national economy during the 2008-2009 recession continued during 2012, and loans, securities, and funding continue to reprice lower to current rate levels.

The increase in 2012 average earnings assets was the result of the acquisition of Marathon on June 1, 2012. Average earning assets during 2013 will increase further from inclusion of a full year of Marathon’s assets compared to 2012. Although net interest margin will continue to be pressured lower from falling asset reinvestment rates (which are expected to fall further than a continued decline in funding costs), the increase in earning assets is expected to result in minimal 2013 net interest income growth compared to 2012.

During 2012, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $85 million, or 17.5%, of gross loans at December 31, 2012 was supported by an average interest rate floor approximately 129 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $1,095 and .18%, respectively, based on those existing loan floors and average total earning assets during the year ended December 31, 2012. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor faster, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Because a future increase in short-term funding rates could cause a mismatch between floating rate loan yields and short-term funding costs due to existing interest rate floors, such positions are modeled and reviewed as part of our asset-liability management strategy each quarter. Current interest rate simulations based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 12 month period could reduce net interest income by 4.2% to 13.9% ($509 to $1,670 after tax impacts) per year during the first three years of the rate increase. We seek to minimize this interest rate risk exposure in part by maintaining the fixed rate period of wholesale funding longer than the average term for local deposit funding. Wholesale funding is approximately 16% of total assets and carried an approximately 21 month weighted average fixed rate term as of December 31, 2012.

Reinvestment yields for investment security cash flows remain very low and our securities portfolio yield is expected to continue to decline throughout 2013 as cash flows are reinvested in this low rate environment. In addition, loan yields are expected to decline slightly due to competitive pressures as banks seek to increase loan originations while quality credit demand remains weak. These declines in earning asset rates are expected to be only partially offset by further declines in certificate of deposit, nonmaturity deposit, and senior subordinated note costs, with net interest margin anticipated to fall to a range of 3.30% to 3.35% during 2013.

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

Average earning assets grew $4,007, or 0.7% during 2011, driven by a $6,297 increase in taxable securities, primarily mortgage related investment securities. Average interest bearing liabilities decreased $4,891, or 1.0% during 2011. The primary funding source that decreased was time deposits, declining $13,287, or 7.2%. The changes made to the Rewards Checking account structure and removal of the product from our retail deposit lineup were effective late in 2011, which allowed average product balances to continue to increase during 2011. Average Rewards Checking balances were $48,674 during 2011 compared to $43,264 in 2010, an increase of $5,410, or 12.5%. Average Rewards Checking balances had increased $11,651, or 36.9% during 2010 after growing $14,815, or 88.2% during 2009. Since the account changes, product balances have declined slightly and were $47,578 at December 31, 201 and $43,742 at December 31, 2012.

During 2011, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $100 million, or 22.4%, of gross loans at December 31, 2011 was supported by an average interest rate floor approximately 139 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $1,387 and .24%, respectively, based on those existing loan floors and average total earning assets during the year ended December 31, 2011. Interest rate simulations in effect at December 31, 2011 based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 12 month period projected reduced net interest income of 4.9% to 8.4% ($577 to $958 after tax impacts) per year during the first three years of the rate increase.

2010 compared to 2009

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

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. We actively monitor and manage our interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Item 8, Note 23 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 7 represents our earnings sensitivity to changes in interest rates at December 31, 2012. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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
33

4.	Measurements taking into account the impact of rising or falling interest rates are based on a parallel yield curve change that is fully implemented within a 12-month time horizon.
5.	Bank owned life insurance is considered to reprice beyond 5 years.

Table 7 reflects a liability sensitive (“negative”) gap position during as of December 31, 2012, with a cumulative one-year gap ratio of 93.7% compared to a “positive” gap (asset sensitive position) of 107.9% at December 31, 2011. In general, a current negative gap position would be favorable in a falling rate environment, but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. This factor can result in changes to net interest income from changing interest rates different than expected from review of the gap table.

Table 7: Interest Rate Sensitivity Analysis

	December 31, 2012
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Beyond. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$169,654	$35,075	$58,441	$83,368	$102,878	$36,890	$486,306
Securities	20,360	11,148	12,035	19,246	42,318	40,102	145,209
FHLB stock						2,506	2,506
CSV bank-owned life insurance						11,813	11,813
Other earning assets	28,515	1,736	493	500	1,736		32,980

Total	$218,529	$47,959	$70,969	$103,114	$146,932	$91,311	$678,814
Cumulative rate sensitive assets	$218,529	$266,488	$337,457	$440,571	$587,503	$678,814

Interest-bearing liabilities
Interest-bearing deposits	$108,469	$29,586	$188,963	$26,296	$40,703	$81,606	$475,623
FHLB advances	13,000	2,000	4,075	31,049			50,124
Other borrowings	7,228			8,000	5,500		20,728
Senior subordinated notes	7,000						7,000
Junior subordinated debentures					7,732		7,732

Total	$135,697	$31,586	$193,038	$65,345	$53,935	$81,606	$561,207
Cumulative interest sensitive liabilities	$135,697	$167,283	$360,321	$425,666	$479,601	$561,207

Interest sensitivity gap for
the individual period	$82,832	$16,373	$(122,069)	$37,769	$92,997	$9,705
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	161.0%	151.8%	36.8%	157.8%	272.4%	111.9%

Cumulative interest sensitivity gap	$82,832	$99,205	$(22,864)	$14,905	$107,902	$117,607
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	161.0%	159.3%	93.7%	103.5%	122.5%	121.0%

We use financial modeling policies and techniques to measure interest rate risk. These policies are intended to limit exposure of earnings at risk. A formal liquidity contingency plan exists that directs management to the least expensive liquidity sources to fund sudden and unanticipated liquidity needs (Refer to the section labeled “Asset Growth and Liquidity” contained in this Annual Report on Form 10-K). We also use various policy measures to assess interest rate risk as described below.

Interest Rate Risk Limits

We balance the need for liquidity with the opportunity for increased net interest income available from longer term loans held for investment and securities. To measure the impact on net interest income from interest rate changes, we model interest rate simulations on a quarterly basis. Our policy is that projected net interest income over the next 12 months will not be reduced by more than 15% given a change in interest rates of up to 200 basis points. Table 8 presents the projected impact to net interest income by certain rate change scenarios and the change to the one year cumulative ratio of rate sensitive assets to rate sensitive liabilities.

Table 8: Net Interest Margin Rate Simulation Impacts

As of December 31:	2012	2011	2010

Cumulative 1 year gap ratio
Base	94%	108%	93%
Up 200	89%	104%	89%
Down 200	95%	111%	95%

Change in Net Interest Income – Year 1
Up 200 during the year	-1.4%	-2.1%	-2.5%
Down 200 during the year	0.4%	-0.7%	-1.0%

Change in Net Interest Income – Year 2
No rate change (base case)	-2.5%	-5.1%	-2.4%
Following up 200 in year 1	-2.8%	-3.5%	-2.6%
Following down 200 in year 1	-3.8%	-9.8%	-7.5%

Note:	Simulations after December 2007 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario reflecting functional interest floors in the current low rate environment.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 60.5% at December 31, 2012 compared to 61.9% and 76.7% at December 31, 2011 and 2010, respectively. This ratio declined during 2011 due to a decrease in the average life within the investment security portfolio combined with an increase in the core deposit categories noted above.

At December 31, 2012, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively modest projected changes to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during 2013, net interest income would decline during the first three years of the simulation in amounts ranging from 4.2% in year 1 to a decline of 13.9% in year 3 of the base simulation’s net interest income ($840 to $2,756 per year). When the yield curve flattens, repriced short-term funding cost, such as for terms of one year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. Current net interest income sensitivity to a rising and flattening yield curve is greater than that seen at December 31, 2011 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% to 8.4% of the base simulation’s net interest income. The sensitivity increased at December 31, 2012 compared to the prior year in a rising rate scenario due to assumption of modest migration of current nonmaturity funds into higher cost certificates of deposit as rates rise and fixed time deposit rates become more attractive to customers than current nominally low rates.

Although the flat up 500 basis points simulation is projected to negatively impact net interest income, we also have risk to a prolonged period of low or falling rates in the already low rate environment. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008 (pre recessionary levels). In the down 100 basis point scenario in the December 31, 2012 income simulations, net interest income is projected to decline as follows compared to the current “base rate” scenario:

	$	%

Year 1 -	$72	0.0%
Year 2 -	$264	1.4%
Year 3 -	$670	3.4%
Year 4 -	$1,287	6.5%
Year 5 -	$1,641	8.3%

Despite recent rate volatility and periodic continued declines in market interest rates, management does not consider such a protracted low interest rate environment to be likely, but continues to monitor its asset-liability position in light of this potential long-term risk to net interest income levels.

Noninterest Income

Table 9 presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2012. This analysis highlights the reliance on, or diversification of, noninterest or fee income to net interest income.

Table 9: Summary of Earnings as a Percent of Net Interest Income

	2012	2011	2010	2009	2008

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	3.9%	7.1%	9.4%	21.8%	6.1%

Net interest income after loan loss provision	96.1%	92.9%	90.6%	78.2%	93.9%
Total noninterest income	32.6%	27.3%	28.1%	32.9%	22.1%
Total noninterest expenses	86.3%	80.7%	83.4%	87.5%	87.2%

Net income before income taxes	42.4%	39.5%	35.3%	23.6%	28.8%
Provision for income taxes	12.6%	12.4%	10.4%	5.2%	5.8%

Net income	29.8%	27.1%	24.9%	18.4%	23.0%

Table 10 presents a breakdown of the components of noninterest income during the three years ended December 31, 2012.

Table 10: Noninterest Income

	2012		2011		2010
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	Income	Amount	Income	Amount	Income

Mortgage banking income	$1,795	21.01%	$1,373	17.77%	$1,472	21.83%
Service fees	1,648	19.29%	1,632	21.12%	1,786	26.49%
Merchant and debit card fee income	851	9.96%	722	9.35%	731	10.84%
Gain on bargain purchase	851	9.96%	—	0.00%	—	0.00%
Retail investment sales commissions	712	8.34%	603	7.81%	609	9.03%
Increase in cash surrender value of life insurance	407	4.76%	415	5.37%	410	6.08%
Other operating income	283	3.31%	517	6.69%	357	5.31%
Insurance annuity sales commissions	24	0.28%	28	0.36%	24	0.36%
Net gain (loss) on write-down and sale of securities	—	0.00%	32	0.41%	(20)	-0.30%
Gain (loss) on sale of premises and equipment	(3)	-0.03%	15	0.20%	(6)	-0.09%

Total noninterest income	$6,568	76.87%	$5,337	69.08%	$5,363	79.55%

2012 compared to 2011

Total noninterest income during 2012 was $6,568 compared to $5,337 in 2011, an increase of $1,231, or 23.1%. However, 2012 included a $851 gain on purchase of Marathon State Bank, which is a nonrecurring item. Excluding the purchase gain, noninterest income increased $380, or 7.1% from a $422 (30.7%) increase in mortgage banking. After significant long-term rate declines during 2011 and 2010, residential mortgage fixed rates declined further in 2012, prompting a new wave of customer refinancing activity, which increased mortgage banking income. We expect mortgage rates to stabilize in 2013, significantly reducing mortgage banking income, potentially to levels lower than seen during 2011. Other operating income declined $192 during 2012 from a reduction in commissions earned on the sale of interest rate swaps to floating rate commercial loan customers after introducing the product during 2011.

Despite 2011 regulation to limit bank debit card interchange and overdraft fees (described below in the comparison of 2011 to 2010), net fee income on these products after vendor costs declined a slight 1.1% and totaled $1,644 and $1,662 during 2012 and 2011, respectively. As card payment systems undergo changes due to regulation and consumer payment habits change, we could see debit card and overdraft fee income decline further during 2013, negatively impacting net income.

Many important sources of noninterest income are impacted by recent and coming federal regulation, including overdraft service fee income and debit card income. In addition, the prolonged period of low residential mortgage rates is gradually lowering the level of mortgage refinanced activity. Because we expect overdraft income, debit card income, and mortgage banking income to decline during 2013, we expect total noninterest income to decline during 2013 resulting in levels seen during 2011.

2011 compared to 2010

Total noninterest income during 2011 was $5,337 compared to $5,363 in 2010, a decrease of $26, or 0.5%. During 2011, service fees declined $154, or 8.6%, due to lower customer usage of our courtesy overdraft program (and related overdraft fees) in response to new regulation concerning this product effective in August 2010. The new regulation requires that certain payments by consumers who did not opt into the bank’s overdraft program are not paid by the bank, reducing overdraft fee income. In addition, the new regulation and negative publicity concerning banks and their overdraft protection programs continue to lower customer usage of the product and we could see further service fee income declines during 2012 related to overdrafts. In addition, mortgage banking income declined $99, or 6.7% as residential mortgage rates began to settle at historically low levels during 2011. Offsetting these declines was commission income on sale of fixed interest rate swaps to commercial adjustable rate loan customers of $207 during 2011. The swap product was a new product during 2011 and is included in other operating income in Table 11 above. Certain commercial customers with adjustable rate loans with us may choose to enter into an interest rate swap with us to convert their floating rate interest payments to a fixed rate. We simultaneously sell these fixed rate hedge contracts to a correspondent bank in exchange for a fee.

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

Noninterest Expense

Table 11 outlines the components of noninterest expenses for the three years ending December 31, 2012.

Table 11: Noninterest Expense

Years Ended December 31,	2012		2011		2010
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income*	Amount	other income*	Amount	other income*

Wages, except incentive compensation	$6,684	24.22%	$6,121	23.88%	$6,207	24.56%
Health and dental insurance	1,078	3.91%	852	3.32%	941	3.72%
Incentive compensation	657	2.38%	589	2.30%	610	2.41%
Payroll taxes and other employee benefits	631	2.29%	587	2.29%	613	2.44%
Profit sharing and retirement plan expense	509	1.84%	470	1.83%	446	1.76%
Deferred compensation plan expense	178	0.65%	136	0.53%	125	0.49%
Restricted stock plan vesting expense	105	0.38%	78	0.30%	43	0.17%
Deferred loan origination costs	(673)	-2.44%	(496)	-1.93%	(518)	-2.05%

Total salaries and employee benefits	9,169	33.23%	8,337	32.52%	8,467	33.50%
Occupancy expense	1,622	5.88%	1,702	6.64%	1,863	7.37%
Data processing other office operations	2,296	8.32%	1,382	5.39%	1,174	4.65%
Loss on foreclosed assets	573	2.08%	1,197	4.67%	849	3.36%
FDIC insurance expense	464	1.68%	505	1.97%	782	3.09%
Directors fees and benefits	384	1.39%	367	1.43%	324	1.28%
Legal and professional expenses	567	2.05%	333	1.30%	339	1.34%
Advertising and promotion	327	1.18%	291	1.14%	355	1.40%
Debit card and deposit losses	187	0.68%	136	0.53%	356	1.41%
Other expenses	1,803	6.53%	1,528	5.96%	1,416	5.61%

Total noninterest expense	$17,392	63.02%	$15,778	61.55%	$15,925	63.01%

* Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2012 compared to 2011

Noninterest expenses totaled $17,392 during the year ended December 31, 2012 compared to $15,778 during 2011, up $1,614. Excluding the loss on foreclosed assets for both periods, $438 in Marathon data conversion costs, and $233 in Marathon merger professional fees, 2012 expenses would have been $16,148 compared to $14,581 during 2011, an increase of $1,567, or 10.7%.

Marathon operating expenses, primarily wages and monthly data processing costs, added approximately $535 in normal recurring operating expenses following the acquisition by PSB. Separate from Marathon, other increases to wages and benefits included higher health and dental insurance costs, up $226, or 26.5%, due to higher claims experience under our self insured plan, and higher incentive plan, profit sharing, and other incentive benefit plan costs, up $176, or 13.8%. Excluding Marathon related expenses, our data processing and other office operations increased $350, or 23.6%, over 2011 due to higher costs associated with our outsourced information processing system as vendor monthly discounts previously in place following the 2010 original data conversion expired during the September 2011 quarter.

Although recurring data processing costs are expected to increase approximately 8% during 2013, total data processing expense is expected to decrease compared to 2012 which included $438 of Marathon data conversion costs. In addition, total 2013 noninterest expense is expected to be less than 2012 which, besides $438 in Marathon data conversion costs, also included $233 in Marathon merger professional fees.

During 2013, wages and benefits are expected to increase with average base pay increases of 2.75% granted January 1, 2013 compared to average base pay increases of 2.5% granted for 2012. Incentive costs remained historically high in 2012 as net income exceeded the target and our performance continued to be stronger than other similar sized banks in many key financial measurements. Depending on net income growth during 2013, current incentive levels may not recur, potentially reducing employee costs. Health and dental insurance costs are incurred under a self insured plan subject to a maximum stop loss. Refer to Note 16 of the Notes to Consolidated Financial Statements for more information. We expect 2013 health and dental costs to be similar to those experienced during 2012 due to the addition of Marathon employees to our plans.

Foreclosed asset expense is expected to decline during 2013 due to lower levels of partial charge-offs of foreclosed properties as local real estate values stabilize, in addition to lower holding costs due to fewer foreclosed properties held. Partial charge-offs of foreclosed property from value declines were $485 in 2012 compared to $992 during 2011 and $405 during 2010.

During 2013, FDIC insurance premium expense is expected to remain similar to 2012 levels. However, the FDIC insurance rate is subject to the level of industry wide bank closures and related deposit insurance fund losses which is unpredictable and could be greater in future years than seen during 2012. Although not expected during 2013, accelerated or unexpected levels of bank failures within the industry could cause the FDIC to increase premiums or collect special assessments to make up insurance fund shortfalls. Lastly, our specific FDIC insurance fee is dictated in large part by results of our annual regulatory exam. While not expected, negative regulatory exam results could significantly increase our FDIC insurance premium expense.

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

During 2010, we incurred a $110 loss related to debit card fraud, net of insurance reimbursements, which resulted from a coordinated external fraud targeting us and our debit card customers. Even excluding this individual loss, debit card losses of $57 were significantly higher than seen during 2009. Along with debit card losses, deposit losses increased from $96 during 2009 to $180 during 2010 as we increased the benefit limit of our courtesy overdraft program. The increased deposit losses on the courtesy overdraft program during 2010 were approximately 22% of the increased 2010 overdraft fee income.

Income Taxes

The effective tax rate was 30.0% during 2012 compared to 31.3% in 2011 and 29.5% in 2010. The 2011 and 2010 effective rates increased compared to prior years as the percentage of tax-exempt income from securities and bank owned life insurance declined relative to total pre-tax income. However, the effective income tax rate recorded with the gain on purchase of Marathon during 2012 was 14.7% due to the large gain recognized on purchase of their tax exempt securities portfolio. Excluding the after tax gain on purchase of Marathon, the 2012 effective tax rate would have been 31.3%, the same as seen during 2011. Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional tax information. We expect the 2013 effective tax rate to approximate the 31.3% seen during 2012 before the Marathon purchase gain and related income tax expense.

Credit Quality and Provision for Loan Losses

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. An allowance for loan losses is maintained for incurred losses inherent but yet unidentified in the loan portfolio due to past conditions, as well as specific allowances for loss related to individual problem loans. The allowance for loan losses represents our estimate of an amount adequate to provide for probable credit losses in the loan portfolio based on current economic conditions and past events that will result in future losses. Provisions to the allowance for loan losses are recorded as a reduction to income. Actual loan loss charge offs are charged against the allowance for loan losses when incurred.

The adequacy of the allowance for loan losses is assessed via ongoing credit quality review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, existing economic conditions, loss exposure by loan category, results of independent and internal loan reviews, and estimated future losses on specifically identified problem loans. We have an internal risk analysis and review staff that continuously reviews loan quality. Accordingly, the amount charged to expense is based on our multi-factor evaluation of the loan portfolio. It is our policy that when available information confirms that specific loans, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. In addition to coverage from the allowance for loan losses, nonperforming loans are secured by various collateral including business, real estate and consumer collateral. Loans charged off are subject to ongoing review and specific efforts are taken to maximize recovery of principal, accrued interest, and related expenses.

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 12. Our allocation methodology focuses on changes in the size and character of the loan portfolio, current economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk and by loan type. We combine estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focused on loan grading, and assessment of projected cash flows and possible resolutions of problem credits. While we use available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and future impacts to specific borrowers.

Table 12: Allocation of Allowance for Loan Losses

As of December 31,	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$1,687	1.32%	$1,743	1.44%	$2,736	2.14%	$2,602	1.98%	$2,889	2.20%
Commercial real estate mortgage	2,129	1.02%	2,290	1.17%	3,304	1.72%	2,641	1.36%	1,876	0.98%
Residential real estate mortgage	1,104	0.79%	627	0.56%	211	0.19%	191	0.19%	97	0.10%
Consumer and individual	77	1.64%	103	2.81%	213	5.42%	189	4.34%	112	2.46%
Impaired loans	2,434	19.57%	3,178	18.46%	1,496	13.10%	1,988	15.03%	547	5.65%

Totals	$7,431	1.53%	$7,941	1.78%	$7,960	1.81%	$7,611	1.71%	$5,521	1.28%

The following table presents our allowance for loan loss activity by loan category during the five years ended December 31, 2012.

Table 13: Loan Loss Experience

Years ended December 31	2012	2011	2010	2009	2008

Average balance of loans for period	$462,237	$443,709	$443,293	$435,264	$405,428

Allowance for loan losses at beginning of year	$7,941	$7,960	$7,611	$5,521	$4,850

Loans charged off:

Commercial, industrial, municipal, and agricultural	128	867	454	479	156
Commercial real estate mortgage	518	236	448	951	—
Residential real estate mortgage	629	367	462	123	53
Consumer and individual	57	117	101	83	75

Total charge-offs	1,332	1,587	1,465	1,636	284

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	6	166	7	19	63
Commercial real estate mortgage	4	6	—	—	—
Residential real estate mortgage	21	—	8	—	—
Consumer and individual	6	6	4	7	7

Total recoveries	37	178	19	26	70

Net loans charged-off	1,295	1,409	1,446	1,610	214
Provision for loan losses	785	1,390	1,795	3,700	885

Allowance for loan losses at end of year	$7,431	$7,941	$7,960	$7,611	$5,521

Ratio of net charge-offs during the year to average loans	0.28%	0.32%	0.33%	0.37%	0.05%

Ratio of allowance for loan losses to loans receivable at end of year	1.53%	1.78%	1.81%	1.71%	1.28%

2012 compared to 2011

Provision for estimated loan losses declined to $785 in 2012 from $1,390 in 2011, down 43.5%. The provision for loan losses decreased during 2012 as fewer new problem loans were identified and some large existing problem loans were favorably resolved or resolved within projected loss parameters using existing reserves expensed in prior years. During 2012, approximately $3.8 million of new loans were added to nonperforming loans, down 57% from approximately $8.9 million in loans added to nonperforming loans during 2011. In addition, losses on foreclosed assets declined $624, or 52.1%, to $573 during 2012 compared to $1,197 during 2011. The decline was due to a decrease in partial write-downs of foreclosed assets as local real estate values stabilized. During 2012, provision for partial write-downs charged to loss on foreclosed assets was $485 compared $992 during 2011, down $507. Total credit costs as represented by the provision for loan losses and loss on foreclosed assets were $1,358 during 2012 and $2,587 during 2011, down $1,229, or 47.5%.

Net charge-offs of loan principal were $1,295 during 2012 compared to $1,409 during 2011, a decline of $114, or 8.1%. The most significant loan charge-offs during 2012 were $282 (equal to 40% of the unpaid loan principal at time of charge-off) related to a restaurant operation including its owner occupied commercial real estate, $147 (83% of loan principal) related to a property owner and manager of nonowner occupied low cost 1 to 4 family rental housing, and $125 (73% of loan principal) related to a retail power equipment sales operation including its owner occupied commercial real state. These three foreclosures represented 43% of all 2012 net charge-offs. The next six largest 2012 charge-off relationships incurred $380 in aggregate charge-offs, averaging $63 per relationship. Therefore, the nine largest charge-off relationships totaled $934, or 72% of all 2012 net charge-offs. The majority of gross loan charge-offs during 2011 were related to six borrowers totaling $1,143, or 72% of all charge-offs, with the largest charge off of $700 related to a line of credit to a building supply company.

As shown in Table 12, the allowance for loan loss allocation as a percentage of loans has declined for commercial related loans as certain large problem loans in this category were resolved. However, we continue to see small, but steady increases in residential mortgage loan delinquencies and greater incurred loss percentages on residential mortgage foreclosures as local prices remain depressed. During 2012, the average investment in impaired loan principal of commercial related loans declined 13.6% but the average investment in impaired loan principal for residential mortgage loans increased 37.7%. The existing allowance allocated to residential mortgage loans of $1,104 is approximately 1.8 times greater than the net $608 in net residential mortgage charge-offs incurred during 2012. At December 31, 2012, specific reserves maintained on impaired residential mortgage loan principal were equal to 13.8% of impaired principal and allowances maintained on non-impaired loans were .79% of residential mortgage loan principal. For the entire loan portfolio (including commercial related, residential mortgage and other loans), allowances allocated to non-impaired (performing loans) were 1.04% at December 31, 2012 compared to 1.10% of non-impaired loans at December 31, 2011 which declined due to favorable resolution or completed foreclosure on certain large balance commercial related loans during 2012 and acquisition of the Marathon loan portfolio at fair value (recorded net of inherent future losses).

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our eight locations), and loan customers in Marathon County, Wisconsin. The December 2012 unemployment rate in Marathon County, Wisconsin was 6.5% compared to 6.5% at December 2011 and 7.1% at December 2010. Our primary market in Marathon County has seen some large local employers announce factory closures or sales of factories, or the loss of key performance contracts that could pressure the unemployment rate higher during 2013. Late in 2011, two large local manufacturing employers (paper making and window manufacturing) located in Marathon County announced local factory closures which were reported to eliminate approximately 1,000 jobs. Late in 2012, Wausau Paper Corporation announced their intent to sell their Mosinee, Wisconsin factory and their Rhinelander, Wisconsin factory, which is likely to impact 850 jobs in our market area. These represent significant job losses to our local economy and it is possible the unemployment rate will increase and remain elevated during 2013.

The annualized level of loan loss provision during 2013 is expected to be similar to the level recorded during 2012, and loss on foreclosed assets is expected to decline during 2013 compared 2012 due to lower partial charge-offs and fewer holding costs. However, future provisions could be impacted by a rising local unemployment rate, and the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies.

2011 compared to 2010

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

During the March 2011 quarter, we underwent a comprehensive update of our process to categorize impaired loans, estimate the related allowance for loan losses on impaired loans, and estimate inherent losses on other portfolio loans not considered to be impaired. This review did not significantly increase or decrease the amount of allowance for loan losses required on the bank wide portfolio compared to our previous method of estimating loss allowances. However, our new method did allocate a greater amount of the reserve to impaired loans. During 2011, we streamlined internal criteria to classify a loan as impaired which now includes all nonaccrual loans, all restructured loans (whether performing or not), and other loans with the potential to become nonaccrual or restructured in the next year. Prior to 2011, impaired loans were generally defined to include larger commercial purpose loans only and did not include all nonaccrual or restructured loans. Refer to Note 5 of the Notes to Consolidated Financial Statements for the loan loss activity by loan category during 2011, including the net changes to the provision for loan losses by category. In general, the change resulted in a reallocation of allowance previously assigned to commercial real estate to the residential real estate category.

2010 compared to 2009

The provision for loan losses was $1,795 in 2010 compared to $3,700 in 2009. During 2009, provision for loan losses was elevated due to a large increase in nonperforming loans and other factors that were a direct result of the credit and economic crisis experienced throughout the United States. During 2009, provision for loan losses was increased to provide for future loan losses due to economic and credit factors that had occurred prior to December 31, 2009. As the identification of new problem loans began to decline during 2010, the provision for losses on loans also declined. Total credit costs as represented by the provision for loan losses and loss on foreclosed property declined sharply and was $2,644 during 2010 and $4,830 during 2009.

The majority of gross loan charge-offs during 2010 were related to five borrowers totaling $1,064, or 73% of all charge-offs, with the largest charge-off of $448 related to a nonowner multi-use, multi-tenant commercial real estate development, the majority of which was sold during 2011. During 2009, the majority of gross loan charge-offs were related to four borrowers totaling $1,187, or 73% of all charge-offs, with the largest charge off of $737 related to an out of state syndicated loan participation development project which remains in foreclosed assets at December 31, 2012 at a cost basis of $450 based on a current appraisal value.

Nonperforming Assets

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets. Table 14 presents nonperforming loans and assets by category for the five years ended December 31.

Table 14: Nonperforming Loans and Foreclosed Assets

As of December 31,	2012	2011	2010	2009	2008

Nonaccrual loans (excluding restructured loans)	$6,491	$5,893	$7,127	$11,829	$10,590
Nonaccrual restructured loans	1,224	2,081	1,912	1,469	—
Restructured loans not on nonaccrual	2,965	6,220	2,383	—	748
Accruing loans past due 90 days or more	—	—	—	—	—

Total nonperforming loans	10,680	14,194	11,422	13,298	11,338
Nonaccrual trust preferred investment security	—	750	—	—	—
Foreclosed assets	1,774	2,939	4,967	3,776	521

Total nonperforming assets	$12,454	$17,883	$16,389	$17,074	$11,859
Impaired loans considered to be performing	$1,969	$3,026	$6,398	$3,774	$2,504

Total nonperforming loans as a percent of gross loans	2.20%	3.19%	2.60%	2.99%	2.64%
Total nonperforming assets as a percent of total assets	1.75%	2.87%	2.64%	2.81%	2.08%

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

Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income. The interest that would have been reported in 2012 if all such loans had been current throughout the year in accordance with their original terms was approximately $564 in comparison to $125 actually recorded in income. The interest that would have been reported in 2011 if all such loans had been current throughout the year in accordance with their original terms was approximately $647 in comparison to $124 actually recorded in income. The interest that would have been reported in 2010 if all such loans had been current throughout the year in accordance with their original terms was approximately $784 in comparison to $430 actually recorded in income.

Troubled debt restructured loans (“TDR”) are also included in nonperforming loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest that the lender would not normally grant. The majority of restructured loans represent conversion of amortizing commercial purpose loans to interest only loans for a temporary period to increase the problem borrower’s cash flow. The remaining restructured loans granted a lower interest rate to borrowers for a temporary period to increase borrower operating cash flow. Such loans are subject to management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome or which would reduce our estimated total credit loss on the relationship. All restructured loans, both nonaccrual and accrual status, remain classified as nonperforming loans. Therefore, some borrowers continue to make substantially all required payments while maintained on non-accrual status.

Substantially all of our residential mortgage loans originated for and held in our loan portfolio were based on conventional and long standing underwriting criteria and are secured by first mortgages on homes in our local markets. We were never an originator of higher risk loans such as option ARM products, high loan-to-value ratio mortgages, interest only loans, subprime loans, or loans with initial teaser rates that can have a greater risk of non-collection than other loans. At December 31, 2012, approximately $1.6 million of loans receivable were 1 – 4 family home equity or junior lien mortgage loans in which the maximum commitment amount of the line of credit plus existing senior liens is greater than 100% of the underlying real estate value, or were a loan in a 3rd mortgage position or lower, compared to $2.3 million at December 31, 2011, and $1.2 million at December 31, 2010. Such loans were not originated as part of a program to add higher yielding loans to our portfolio but were loans made on a case by case basis and individually underwritten with the borrower customized to their need. We do not maintain a formal residential mortgage modification program for delinquent residential mortgage borrowers.

2012 compared to 2011

Total nonperforming assets decreased $5,429, or 30.4%, to $12,454 at December 31, 2012 compared to $17,883 at December 31, 2011. Most of the improvement occurred during the December 2012 quarter when $3,345 from two performing restructured loan relationships held at December 31, 2011 repaid without loss, and our largest foreclosed asset with a basis of $1,280 at December 31, 2011 was sold. These three transactions represented 85% of the decline in nonperforming assets during 2012. At December 31, 2012, the allowance for loan losses was $7,431, or 1.53% of total loans (70% of nonperforming loans), compared to $7,941, or 1.78% of total loans (56% of nonperforming loans) at December 31, 2011.

Approximately 11% of total nonperforming assets are made up of two individual nonperforming relationships greater than $500 at December 31, 2012 compared to 52% (nine relationships) of nonperforming assets at December 31, 2011 and 46% (seven relationships) at December 31, 2010. Total nonperforming assets as a percentage of tangible common equity including the allowance for loan losses (the “Texas Ratio”) as shown in Table 33 was 20.54% at December 31, 2012 compared to 31.32% at December 31, 2011 and 30.61% at December 31, 2010. For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

During 2013, restructured loans could increase as we work with problem borrowers to minimize the level of potential future charge-offs and maximize our cumulative total principal repayment if the local and national economies fail to experience a meaningful economic recovery. In addition, changing regulatory interpretations of the 2011 change in generally accepted accounting principles regarding identification of restructured loans could increase loans disclosed as troubled debt restructurings. Although some new restructured loans may continue on accrual status following modification, the restructured designation would still increase total nonperforming loans and could increase the provision for loan losses.

Approximately 11% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2012:

Table 15: Largest Nonperforming Assets at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	$752	$87
Owner occupied multi use, multi-tenant real estate	Accrual TDR	664	182

Total listed nonperforming assets		$1,416	$269
Total bank wide nonperforming assets		$12,454	$2,207
Listed assets as a percent of total nonperforming assets		11%	12%

The following Table 16 presents the following aggregate credits greater than $500 considered to be impaired but performing loans at December 31, 2012. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. Such loans are not included in nonperforming assets in Table 15 above.

Table 16: Largest Performing, but Impaired Loans at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$686	$25

Total listed performing, but impaired loans		$686	$25
Total performing, but impaired loans		$1,969	$227
Listed assets as a % of total performing, but impaired loans		35%	11%

The following section summarizes activity associated with large nonperforming loans held at the beginning of the year as shown in Table 17. No new large non-performing loans were added during 2012 to be reflected in Table 15.

During 2011, we restructured commercial mortgage loans collateralized by a hotel in Northern Wisconsin to change borrower payments from amortizing to interest only due to a decline in revenue. This loan relationship was included in Table 17 at December 31, 2011 as $1,767 of gross principal. During 2012, the borrower used the sale proceeds of an unrelated commercial property to repay the remaining balance in full without loss.

During 2011, we restructured commercial mortgage loans collateralized by cranberry producing agricultural real estate to change from amortizing payments to interest only payments as the property owner sought to sell the operation or partner with new investors. This loan relationship was included in Table 17 at December 31, 2011 as $1,578 of gross principal. During 2012, the borrower used the proceeds from sale of the cranberry operation to repay the remaining balance in full without loss.

During 2009, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee. The remaining $2,477 foreclosed asset was further written down $427 to an estimated fair value of $2,050 at December 31, 2009 for total valuation losses on the property of $1,004 during 2009 when including the marketing fee. During 2010, one of the four remaining individual properties was sold and the entire $283 sale proceeds were applied to reduce cost basis of the remaining properties. During 2011, the remaining properties were further written down an additional $487 due to declining real estate values for this type of vacation property. The remaining three properties were shown in Table 18 with a cost basis of $1,280 at December 31, 2011. During 2012, we recorded a final write-down of value of $280 and later sold the remaining properties for a final loss of $57. Of the original $5.8 million development, credit losses from charge offs, write-down, or marketing costs were $1,004 during 2009, $487 during 2011, and $337 during 2012, for total losses of $1,828, or approximately 32% of the original development.

During 2010, we entered into a restructuring agreement on a $1,177 commercial real estate loan with a local developer and owner of multi-family apartment complexes to extend the amortization period on existing debt to increase cash flow available to the developer to meet real estate tax and other obligations. At December 31, 2011, the $1,240 debt as reflected in Table 17 was maintained on accrual status with a specific loss reserve of $302. During 2012, we entered into an agreement with the borrower for the sale of a portion of the collateral and payment of the proceeds on the outstanding balance and recognized a $32 loan charge-off. At December 31, 2012, we retained a junior residential mortgage lien on the borrower’s home totaling $266 classified as an accrual basis restructured loan on which a specific allowance for losses of $186 is maintained.

During 2010, we restructured the loan terms on $754 of loan principal to lower the interest rate on existing debt with a borrower in the cabinetry contracting industry to increase cash flow during a large decline in customer sales. During 2011, the borrower sold the business to a competitor but retained a mortgage on the production facility which is leased to the new owner and gave a purchase option within three years to the new business owner. The $764 principal is maintained on accrual status and reflected in Table 17 at December 31, 2011 which decreased to $752 at December 31, 2012 as reflected in Table 15 due to receipt of scheduled principal payments. However, the specific allowance associated with this loan increased from $47 at December 31, 2011 to $87 at December 2012 to reflect an assumption the operating business owner will not exercise the purchase option, which could lead to foreclosure and liquidation of the collateral.

During 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin and is the second largest bank headquartered in Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status and no interest income was recorded during 2011. During 2012, the family ownership of Johnson Financial Group recapitalized the bank with approximately $235 million in equity capital and received approval by the regulators to repay all past due interest associated with our investment. During 2012, $105 of interest income was recorded on this investment, reflecting all earned income from 2011 and 2012. The investment was considered to be performing at December 31, 2012.

During 2011, we restructured an owner occupied commercial real estate loan with a local insurance agent. The building was constructed during 2008 and included additional space to rent to unrelated service businesses. The debt was restructured to extend the amortization period to support declining borrower cash flow as portions of the building remained vacant. The restructured loan of $688 was maintained on accrual status and reflected in Table 17 at December 31, 2011 with a specific allowance of $195. During 2012, the loan balance declined to $664 due to scheduled principal payments received. The specific allowance associated with the loan declined from $195 at December 31, 2011 to $182 at December 31, 2012. Allowances were determined using various cash payment scenarios from the borrower including cash flow in connection with a liquidation and sale under current market conditions.

During 2009, we restructured a $613 loan secured by an owner occupied restaurant to increase borrower cash flow and allow the business to continue operating. During 2010, the borrower’s residential mortgage loan was also classified as a nonperforming loan which increased net nonperforming principal by $93 to $706 at December 31, 2010. During 2011, $31 of payments were received reducing the balance to $675 as shown in Table 17 for December 31, 2011 with a specific reserve of $150. During 2012, the restaurant closed and we foreclosed on the remaining assets and incurred a $282 charge-off, which was our largest loan charge-off during 2012 At December 31, 2012, foreclosed assets includes $302 of value assigned to the property based on expected future sales proceeds and selling costs. We reaffirmed the borrower’s $91 residential mortgage loan but maintain the loan on nonaccrual status. Although we are well collateralized on the remaining mortgage loan, we cannot predict the final timing or resolution of this problem loan.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri. The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality. When the credit markets for such financing dried up, the project was unable to continue and land development work ceased. The loan participants obtained the property in foreclosure during 2009. The original fair value estimate of the completed project was approximately $24 million. At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project resulting in a cost basis of $792 at December 31, 2010 and 2009. During 2011, a new appraisal identified a further decline in value and the foreclosed property was written down an additional $205 to its new cost basis of $587 as reflected in Table 17 at December 31, 2011. During 2012, a new appraisal identified a further decline in value and the foreclosed asset was written down an additional $137 to its new cost basis of $450. At this time, we are unable to determine the final resolution of this property and further write-downs of value could be required during 2013 when updated appraisals are obtained.

2011 compared to 2010

Nonperforming assets increased $1,494, or 9.1%, to $17,883 (2.87% of total assets) at December 31, 2011, from $16,389 (2.64% of total assets) at December 31, 2010 as restructured loans to troubled borrowers that performed according to restructured terms increased by $3,837, or 161.0%. Although these restructured loans are accruing interest, they are still classified as nonperforming loans. Non-performing loans relative to total loans increased significantly from 2.60% at December 31, 2010 to 3.19% at December 31, 2011 due to addition of $3,837 of restructured loans which continued to perform on their restructured terms. However, foreclosed assets decreased from $4,967 at December 31, 2010 to $2,939 at December 31, 2011. Including the trust preferred investment security issued by Johnson Financial Group, total nonperforming assets increased $1,494, or 9.1% to $17,883 at December 31, 2011. After 2010, when the decline in local economic conditions stabilized, the local economy remained slow to recover, which impacted borrower ability to repay according to the loan terms. At December 31, 2011, the unemployment rate was 6.6% in Wisconsin and 6.5% in Marathon County (the home of the majority of our borrowers and down from 7.1% at December 31, 2010) compared to a rate of 8.5% for the United States.

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

The trends and resolution of each large non performing asset reflected in Table 17 at December 31, 2011 was previously addressed in the comparison of 2012 to 2011 above.

2010 compared to 2009

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

A significant portion of the allowance for loan losses at December 31, 2010 and 2009 was related to specifically identified impaired loans at year-end. If impaired loans and related specific reserves (if any) were disregarded, the allowance for loan losses to unimpaired loans would have been 1.47% at December 31, 2010 and 1.30% at December 31, 2009 as we continued to increase inherent losses on the loan portfolio during 2010 reflecting the uncertainty of customer credit stress and high delinquency ratios at that time.

Approximately 46% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2010:

Table 19: Largest Nonperforming Assets at December 31, 2010 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Vacation home/recreational properties (aggregate of three)	Foreclosed	$1,767	n/a
Nonowner occupied multi use, multi-tenant real estate	Foreclosed	1,450	n/a
Multi-family rental apartment units and vacant land	TDR	1,177	—
Building supply inventory and accounts receivable	Nonaccrual	823	700
Out of area condo land development – participation	Foreclosed	792	n/a
Owner occupied cabinetry contractor real estate	TDR	754	75
Owner occupied restaurant and business assets	Nonaccrual	706	100

Total listed assets		$7,469	$875
Total bank wide nonperforming assets		$16,389	$1,989
Listed assets as a % of total nonperforming assets		46%	44%

Activity for non-performing assets held at December 31, 2010 as shown in Table 19 that were still held at December 31, 2011 and reflected in Table 17 was described previously. Non-performing assets at December 31, 2010 that were no longer included as part of our largest nonperforming assets at December 31, 2011 are described below.

At December 31, 2009, we held a $3,446 loan secured by commercial real estate collateral located in Weston, Wisconsin, and marketable equity investments shown in Table 20 on which we completed foreclosure during 2010 and charged off $448 of loan principal. Later in 2010, we recorded a further partial write-down of $250 for a remaining cost of $1,450 as shown in Table 20. During 2011, we sold the building and a significant portion of the vacant and recorded a loss on the sale of $183. The remaining foreclosed property consists of vacant land with a cost basis of $342 at December 31, 2012 and 2011. We actively market this property for sale but at this time are unable to determine the final timing or resolution of this foreclosed asset. We do not expect further significant losses on resolution of the foreclosed asset.

During 2009, our borrower in the building supplies industry ceased payments on a $961 loan secured by construction inventory and accounts receivable in part due to uncollected large accounts receivable due to a dispute between our customer and the account payer. During 2010, we collected $138 in payments which were applied to principal which totaled $823 as shown in Table 19. Due to poor collateral position, we reserved $700 against the loan relationship at December 31, 2009 which continued to be maintained at December 31, 2010. After receipt of final payment, during 2011, we charged-off the remaining $700 of the balance due, representing our largest loan charge-off during 2011.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Summary balance sheets at December 31 for each of the five years in the period ended December 31, 2012 are presented in Table 1 of Item 6 to this Annual Report on Form 10-K. Total assets increased $89,099, or 14.3%, during 2012 due to the acquisition of Marathon, after increasing $1,774, or 0.3%, during the year ended December 31, 2011. Presented in Table 20 below is a summary balance sheet for the five years ended December 31, 2012 as a percentage of total assets. Because Marathon’s securities represented their largest asset class, the purchase of Marathon increased our securities as a percent of total assets and lowered our loans receivable as a percent of assets. However, their substantial deposit based allowed us to increase our total deposits as a percent of assets and reduce our reliance on FHLB advances and other borrowings. Stockholders’ equity declined as a percent of total assets during 2012 due to the cash purchase of Marathon, without the issuance of additional common stock. A breakdown of the assets acquired in the purchase of Marathon on June 1, 2012 are listed in Note 2 of the Notes to Consolidated Financial Statements.

Table 20: Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2012	2011	2010	2009	2008

Cash and cash equivalents	6.9%	6.1%	6.5%	4.3%	2.3%
Securities	20.4%	17.5%	17.4%	17.5%	18.0%
Total loans receivable, net of allowance	67.1%	70.3%	69.5%	72.1%	74.4%
Premises and equipment, net	1.4%	1.6%	1.7%	1.7%	1.9%
Bank owned life insurance	1.7%	1.8%	1.8%	1.7%	1.7%
Other assets	2.5%	2.7%	3.1%	2.7%	1.7%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	79.5%	77.4%	75.0%	75.5%	75.0%
FHLB advances	7.0%	8.0%	9.2%	9.6%	11.4%
Other borrowings	2.9%	3.2%	5.1%	4.6%	4.5%
Senior subordinated notes	1.0%	1.1%	1.1%	1.2%	0.0%
Junior subordinated debentures	1.1%	1.2%	1.2%	1.3%	1.4%
Other liabilities	0.9%	1.0%	0.9%	0.8%	0.7%
Stockholders’ equity	7.6%	8.1%	7.5%	7.0%	7.0%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the sources and uses of cash and cash equivalents during the three years ended December 31, 2012 to identify trends in operating, financing, and investing cash flows by asset class and funding source.

Table 21: Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2012	2011	2010

Cash flows from operating activities	$7,556	$9,657	$8,719
Payment of dividends to shareholders and purchase of treasury stock	(1,509)	(1,168)	(1,128)

Operating cash flow retained by PSB	6,047	8,489	7,591
Net funds received from retail and local depositors	3,375	8,517	16,890
Net funds received from wholesale depositors	—	7,735	—
Net proceeds from other borrowings	1,037	—	3,101
Proceeds from additional capital received from shareholders	9	45	—

Cash flow retained from operations and financing before debt repayment	10,468	24,786	27,582
Net funds repaid to wholesale depositors	(20,109)	—	(10,364)
Net repayment of FHLB advances	—	(7,310)	(725)
Net repayment of other borrowings, net	—	(11,820)	—

Cash flow retained from operations and financing after debt repayment	(9,641)	5,656	16,493
Funds received from sale and maturities of investment securities, net	60,068	21,347	26,757
Net funds received from customer repayment of loans receivable	—	—	1,496
Cash acquired on purchase of Marathon State Bank	14,910	—	—
Redemption of FHLB capital stock	744	—	—
Proceeds from sale of nonmonetary assets	1,527	1,002	897

Cash flow available for investing activities	67,608	28,005	45,643

Net funds loaned to customers	(10,349)	(7,130)	—
Net funds invested in securities	(44,064)	(22,718)	(28,151)
Purchase of bank certificates of deposit	(1,981)	—	(2,484)
Funds used to purchase bank-owned life insurance	—	(92)	—
Premises and equipment capital expenditures	(572)	(191)	(1,014)

Cash flow used in investing activities	(56,966)	(30,131)	(31,649)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$10,642	$(2,126)	$13,994
Cash and cash equivalents at beginning of year	38,205	40,331	26,337

Cash and cash equivalents at end of year	$48,847	$38,205	$40,331

2012 compared to 2011

Total assets were $711,966 at December 31, 2012, up $89,099 (14.3%) compared to December 31, 2011. During the year ended December 31, 2012, a $101,385 increase in core deposits, primarily from the acquisition of Marathon, funded a $20,109 pay down of maturing brokered certificates of deposit and the majority of the $89,099 net growth in total assets. 2012 asset growth consisted primarily of $10,642 in cash and overnight investments, $26,833 in residential first and junior lien mortgage loans (up 23.8%), $12,953 in commercial related loans (up 3.9%), and $36,532 in investment securities (up 33.6%).

Marathon’s total assets were $107,364 on the June 1, 2012 acquisition date, including $62,260 of securities and short-term investments. Following the purchase date, maturity proceeds from the acquired Marathon investment securities and Marathon’s existing cash holdings were used to pay down wholesale funding. Wholesale borrowings, including brokered and national deposits, FHLB advances, and wholesale repurchase agreements decreased $20,109 during 2012 and were $118,081 at December 31, 2012 compared to $138,190 at December 31, 2011. Wholesale funding to total assets was 16.6% at December 31, 2012 and 22.2% at 2011.

During 2013, we expect to use maturing investment security proceeds to fund additional commercial related loan and residential mortgage loan growth, with net growth expected to range from $20 to $25 million year over year compared to 2012. Existing cash and cash equivalents are expected to be used to fund this loan growth. To the extent that funds are not needed for loan growth, we expect to continue to pay down wholesale funding during 2013. Because existing assets will be used for loan growth while wholesale funding is repaid, total assets are not expected to increase significantly at December 31, 2013 compared to December 31, 2012 assuming only organic asset growth during the coming year.

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

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income. In general, securities classified as available for sale include highly liquid agency issued debentures or mortgage related securities with average lives less than 5 years. Changes in the unrealized gain on available for sale securities is recorded as an adjustment to stockholders’ equity and included in the computation of comprehensive income, net of income tax effects. Conversely, securities held to maturity typically include long-term debt securities issued by municipalities with original terms of 10 to 12 years. Securities held to maturity are less liquid and have traditionally been held until maturity. Due to the long final maturity of these securities, they are more sensitive to increases in market rates which can create unrealized loss positions. Changes in the unrealized gain or loss on securities held to maturity are not reflected as an adjustment to stockholders’ equity and are not included in the computation of comprehensive income. During 2010, the entire municipal security portfolio and nonrated trust preferred securities and senior subordinated notes with fair value totaling $54,130 (including an unrealized gain of $2,552) were transferred from securities available for sale to securities held to maturity. These securities were transferred to better reflect our intent and practice to hold these long-term securities until maturity and to minimize potential volatility to stockholders’ equity from future changes in unrealized gains and losses in a rising interest rate environment. The original unrealized gain of $2,552 on the security transfer date during 2010 is being amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities.

Table 22 presents the fair value of securities held by us at December 31, 2012, 2011, and 2010.

Table 22: Investment Securities Distribution – At Fair Value

	As of December 31
	2012		2011		2010
	Fair	% of	Fair	% of	Fair	% of
Securities available for sale:	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations of U.S. government agencies	$10,027	6.79%	$518	0.47%	$1,041	0.97%

U.S. agency residential mortgage backed securities	14,397	9.75%	19,816	18.00%	17,690	16.54%

U.S. agency residential collateralized mortgage obligations	45,243	30.62%	38,573	35.02%	35,511	33.21%

Privately issued residential collateralized mortgage obligations	173	0.12%	429	0.39%	980	0.92%

Nonrated commercial paper	5,500	3.72%	—	0.00%	—	0.00%

Other equity securities	47	0.03%	47	0.04%	51	0.05%

Total securities available for sale	75,387	51.03%	59,383	53.92%	55,273	51.69%

Securities held to maturity:

Obligations of states and political subdivisions	70,455	47.68%	49,010	44.50%	49,806	46.58%

Nonrated trust preferred securities	1,499	1.01%	1,332	1.21%	1,456	1.36%

Nonrated senior subordinated notes	410	0.28%	409	0.37%	400	0.37%

Total securities held to maturity	72,364	48.97%	50,751	46.08%	51,662	48.31%

Total investment securities	$147,751	100.00%	$110,134	100.00%	$106,935	100.00%

At December 31, 2012, 2011, and 2010, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate fair value of $44,914, and $56,659, at December 31, 2012 and 2011, respectively, were pledged primarily to secure public deposits, customer overnight repurchase agreements (classified as other borrowings), and for other purposes required by law, representing approximately 32% and 53% of securities eligible for pledging at December 31, 2012 and 2011, respectively, before consideration of any pledge “haircuts” or other limitations associated with various types of securities. Securities considered ineligible for pledging include privately issued collateralized mortgage obligations, nonrated commercial paper, other equity securities, and nonrated trust preferred and senior subordinated note securities.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to Peoples State Bank. This stock has a purchase cost and par value of $100 per share and transfer of the stock is substantially restricted. Therefore, we do not include our FHLB Chicago stock in the investment securities Table above. The stock is recorded at cost which approximates market value. The FHLB may pay dividends in both cash and additional shares of stock. We held $2,506 of FHLB Chicago stock at December 31, 2012 and $3,250 of stock at December 31, 2011. The current capital stock level supports FHLB total advances of $50,120. An annualized dividend rate of .32% was paid on FHLB stock during 2012 compared to .12% paid during 2011. No dividends were paid during 2010. Until 2012, the FHLB of Chicago operated under a capital management plan required by their regulatory oversight body, the Federal Housing Finance Agency. We cannot predict if the cash dividends will continue or if they may be increased. Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with no other than temporary impairment write-down deemed necessary at December 31, 2012.

Table 23 categorizes securities by scheduled maturity date as of December 31, 2012 and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security. Yields by security type and maturity are based on amortized security cost.

Table 23: Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:

U. S. Treasury securities and obligations
of U.S. government agencies			$10,027	1.15%

U.S. agency residential mortgage backed securities	323	3.92%	13,257	4.13%	817	3.17%

U.S. agency residential collateralized
mortgage obligations	1,976	3.48%	42,952	2.11%	315	2.44%

Privately issued residential collateralized
mortgage obligations			173	5.00%

Nonrated Commercial Paper	5,500	1.20%

Other equity securities	47	8.50%

Totals	$7,846	1.93%	$66,409	2.38%	$1,132	2.97%	$—

Securities held to maturity:

Obligations of states and political subdivisions(1)	$3,897	3.59%	$21,851	2.89%	$39,682	3.87%	$2,485	4.05%

Non-rated trust preferred securities							1,505	7.42%

Non-rated senior subordinated notes					402	7.96%

Totals	$3,897	3.59%	$21,851	2.89%	$40,084	3.92%	$3,990	5.32%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

2012 compared to 2011

During 2012, our investment in U.S. agency debentures and obligations of states and political subdivisions increased as reflected in Table 22 above due to the purchase of Marathon’s security portfolio. The nonrated commercial paper reflected in the Table 22 above were 30 to 60 day maturity paper purchased through a regional correspondent bank who also served as the issuer’s lead bank. All of the paper was issued by publicly traded companies on which we performed individual credit analysis with a maximum investment of $2 million per issuer. While unrated, these short-term investments are considered to carry very low credit risk. Total investment in collateralized mortgage obligations (“CMOs”) increased while mortgage backed securities (“MBS”) declined because cash flow repayment of CMOs is expected to display less volatility in a rising rate environment than MBS. Although the average yield on CMO is generally less than with MBS, lower volatility reduces interest risk in the balance sheet as a whole in a rising rate environment.

Included with obligations of states and political subdivisions in Table 22 are Qualified School Construction bonds with book value of $4,610 at December 31, 2012 and $4,803 at December 31, 2011. These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset our federal taxable income. Therefore, earnings on this investment are dependent on our continued generation of federal taxable income. At December 31, 2012, this portfolio carried a tax adjusted yield of 4.96% and an average stated maturity of approximately 5.1 years and were considered a general obligation of the issuing local government authority.

We maintain a conservative municipal investment portfolio with concentrations as of December 31, 2012 outlined below.

Municipal Geographical Concentration by Issuer at December 31, 2012:

Wisconsin – 79%

Minnesota – 8%

Illinois – 5%

All other states – 8%

Municipal Type of Investment at December 31, 2012:

Exempt General Obligation – 68%

Taxable General Obligation – 17%

Federal Tax Credit General Obligation – 7%

Tax Exempt Revenue Bond – 8%

Underlying Municipal Bond Principal Quality by Credit Rating (without consideration of credit insurance) at December 31, 2012:

AAA or pre-refunded – 8%

AA – 50%

A – 17%

BBB – 1%

Nonrated – 24%

Our non-rated trust preferred securities were issued by three banks headquartered in Wisconsin with management teams known to us including Johnson Financial Group, Inc., River Valley Bancorporation, Inc., and Northern Bankshares, Inc. The non-rated senior subordinated notes were issued by McFarland State Bank, a subsidiary of Northern Bankshares, Inc. After a significant loss during 2010, Johnson Financial Group, Inc. elected to defer payments of interest on their trust preferred security issue, causing us to classify the $750 par value investment as a nonperforming asset. During 2012, the owners of Johnson Financial Group recapitalized Johnson Bank under an agreement with regulators and repaid all past due interest. We regularly review the financial performance of the banks associated with our trust preferred and senior subordinated note investments. None of the securities were considered other than temporarily impaired at December 31, 2012.

At December 31, 2012, securities fair value was 102.9% of amortized cost compared to 103.1% of amortized cost at December 31, 2011. As noted previously, during 2010, municipal securities were reclassified from securities available for sale to securities held to maturity. Fair value of municipal securities at the transfer date is reflected in stockholders’ equity as comprehensive income and is being amortized against the new cost basis over the remaining life of the securities. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information. The net unrealized gain on securities transferred to securities held to maturity and recorded as a component of stockholders’ equity was $850, net of taxes of $582 at December 31, 2012. The net unrealized gain on securities available for sale, recorded as a component of stockholders’ equity, was $970, net of deferred taxes of $608 at December 31, 2012. Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital as calculated under current banking regulations. We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals, or if the sale is beneficial to our interest rate risk and return profile. Periods of rising interest rates will decrease the fair value of fixed rate securities in our portfolio and associated unrealized gains, negatively impacting net book value per share.

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

During 2011, we purchased no additional Qualified School Construction Bonds such as we did in 2010 and 2009 and held $4,803 of such bonds at December 31, 2011 compared to $4,995 and $3,872 at December 31, 2010 and 2009, respectively. These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset our federal taxable income. At December 31, 2011, this portfolio carried a tax adjusted yield of 4.97% and an average stated maturity of approximately 5.9 years and were considered a general obligation of the issuing local government authority. Virtually all municipal investment holdings at December 31, 2011 were considered general obligations of the local taxing authority. At December 31, 2011, approximately 77% of all municipal obligations in the portfolio were from issuers in Wisconsin compared to 79% of all municipal obligations at December 31, 2010.

The privately issued residential mortgage obligations held of $429 and $980 at December 31, 2011 and 2010 as shown in Table 22 are rated AAA and represent fully amortizing mortgage loan pools originated during 2004 or prior years which are considered to carry very low risk of loss. These whole loan pools include loans which could be classified as conforming loans with FNMA or FHLMC except that loan principal was greater than the jumbo loan limit of these agencies at the time the loans were originated. Principal repayment of these securities is not guaranteed against loss by any government agency but is wholly dependent on borrower repayments and strength of the home values in the collateral pool.

The fair value of the securities available for sale as a percentage of book value based on original amortized cost trended higher during 2011 as falling market reinvestment rates improved the value of fixed rate securities already held in our portfolio. At December 31, 2011, fair value was 103.1% of amortized cost compared to 100.3% of amortized cost at December 31, 2010. The net unrealized gain on securities transferred to securities held to maturity and recorded as a component of stockholders’ equity was $1,124, net of taxes of $760 at December 31, 2011. The net unrealized gain on securities available for sale, recorded as a component of stockholders’ equity, was $1,162, net of deferred taxes of $727 at December 31, 2011.

Loans Receivable

Total loans as presented in Table 24 include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.

Table 24: Loan Composition

	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal,
and agricultural	$132,633	26.90%	$127,192	28.26%	$129,063	29.00%	$132,542	29.53%	$131,539	30.10%

Commercial real
estate mortgage	183,818	37.27%	184,360	40.96%	180,937	40.65%	178,071	39.67%	154,726	35.40%

Construction and
development
(commercial and
residential)	43,729	8.87%	33,497	7.44%	35,310	7.93%	43,246	9.63%	56,789	13.00%

Residential real
estate mortgage	105,579	21.41%	78,114	17.35%	71,675	16.10%	66,879	14.90%	68,209	15.61%

Residential real
estate mortgage
held for sale	884	0.18%	39	0.01%	436	0.10%	—	0.00%	245	0.06%

Residential real
estate home equity	21,756	4.41%	23,193	5.15%	23,774	5.34%	23,769	5.30%	20,923	4.79%

Consumer and
individual	4,715	0.96%	3,732	0.83%	3,929	0.88%	4,355	0.97%	4,559	1.04%

Totals	$493,114	100.00%	$450,127	100.00%	$445,124	100.00%	$448,862	100.00%	$436,990	100.00%

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space. Approximately 63% of fully disbursed commercial real estate loans (excluding construction and development loans) are considered to be owner occupied at December 31, 2012. We have little lending activity for agricultural purposes. Our management is involved in the communities we serve and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development. Based on this knowledge, we offer flexible terms and efficient approvals which have allowed us to grow and manage this type of lending.

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

Consumer and individual loans include short-term personal loans, automobile and recreational vehicle installment loans, and credit card loans. We experience extensive competition from local credit unions offering low rates on installment loans and therefore direct resources toward more profitable lending categories such as residential mortgages and commercial related lending.

2012 compared to 2011

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial loans, commercial real estate loans, and commercial construction and development loans, representing approximately 70% of total loans at December 31, 2012 compared to 74% of total loans at December 31, 2011. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 8.9% of total loans receivable at December 31, 2012 compared to 7.4% at December 31, 2011. Total construction and development loans increased $10,232 during 2012 from a new $7,197 loan with a developer of multi-family housing in our market area. We have worked successfully with this developer on many prior projects and this property can service debt amortization with existing cash flow and was refinanced into permanent financing early in 2013. This loan was a significant source of our commercial related loan growth during 2012. Loans in our construction and development classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. We retain permanent financing on these projects following completion of construction in a majority of cases. Construction loans also include residential new construction single family homes originated in the normal course of business which are typically sold in the secondary market upon completion of construction.

Our markets have traditionally supplied opportunities for loan growth. Loan participations purchased were $20,601 and $12,196 at December 31, 2012 and December 31, 2011, respectively, representing 4.2% and 2.7% of total loans as shown in Table 24. During 2012, purchased loan participations increased $8,108 from a loan participation purchased from BMO Harris Bank with a customer operating in our market collateralized by local owner occupied commercial real estate. This purchased loan was a significant source of our commercial related loan growth during 2012. The majority of our purchased loan participations are arrangements with other banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At December 31, 2012, only $529 of loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin compared to $541 at December 31, 2011.

Since 2010, local loan growth opportunities have been limited resulting in sporadic net loan growth and periodic quarter to quarter loan declines. Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial deposit growth look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (the acquirer of M&I Bank and the bank having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank appear to have relaxed credit terms for high credit quality borrowers and lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during 2013 which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support loan growth, we may continue to grow purchased loan participations from other banks in Wisconsin during 2013.

To support loan growth and invest deposits previously held in low yielding overnight funds, we maintained a temporary program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten with the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during 2012 of which $25.1 million of principal at a 2.91% weighted average interest rate remains outstanding at December 31, 2012. This in-house fixed rate mortgage program contributed to the increase in residential mortgage loans in Table 24 above. We expect to continue to originate loans under this program during 2013 as needed to invest available liquidity and promote loan growth and increased net interest income. Retaining residential mortgage loans on the balance sheet, instead of selling them to the secondary market, increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

2011 compared to 2010

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing approximately 74% of total loans at December 31, 2011 compared to 75% of total loans at December 31, 2010. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 7.4% of total loans receivable at December 31, 2011 compared to 7.9% at December 31, 2010. Loan growth opportunities were limited during calendar 2011 and gross loans outstanding (including loans held for sale) at December 31, 2011 increased $5,340, or 1.2%, over 2010.

Significantly, our organic local loan growth was difficult during 2011 as economic conditions lowered borrower demand for debt in our markets. In addition, large regional banks in our markets, including BMO Harris Bank, who during 2011 acquired M&I Bank’s market leading share position, began to aggressively pursuing loan growth with our market’s highest credit quality customers with low loan coupon rates and spreads. Total participation loans purchased and held in our loan portfolio totaled $12,196, or 2.7% of gross loans presented in Table 24 at December 31, 2011 compared to $13,305, or 3.0% of gross loans at December 31, 2010.

Loans Receivable Maturities

Table 25 categorizes loan principal by scheduled maturity at December 31, 2012, and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers and industry groups. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2012, no concentrations existed in our portfolio in excess of 10% of total loans except for a geographical concentration of borrowers and collateral located in Marathon County, Wisconsin in which we have the majority of our branches and operations representing approximately 72% of the loan portfolio.

Table 25: Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2012:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$61,479	$53,811	$17,343
Commercial real estate mortgage	50,413	115,675	17,730
Real estate construction	25,152	14,918	3,659
Residential real estate mortgage	16,507	25,276	63,796
Residential real estate mortgage held for sale	884	—	—
Residential real estate home equity	9	21,533	214
Consumer and individual	1,123	3,502	90

Totals	$155,567	$234,715	$102,832

Fixed rate		$189,750	$85,023
Variable rate		44,965	$17,809

Totals		$234,715	$102,832

Deposits

Core retail deposits are our largest source of funds. We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100. Core retail deposits represented 64.9% and 57.9% of total assets as of December 31, 2012 and 2011, respectively. In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 6.8% and 7.4% of total assets at December 31, 2012, and 2011, respectively. Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid. Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Table 26 outlines the average distribution of deposits during the three years ending December 31, 2012.

Table 26: Average Deposits Distribution

	2012		2011		2010
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest-bearing demand deposits	$73,135	n/a	$57,942	n/a	$55,848	n/a

Interest-bearing demand and savings deposits	154,428	0.51%	126,944	0.87%	113,086	1.14%

Wholesale interest-bearing demand deposits	—	0.00%	—	0.00%	7,470	0.32%

Money market demand deposits	110,587	0.53%	100,089	0.81%	95,329	1.14%

Retail and local time deposits	110,488	1.10%	97,042	1.76%	113,066	2.17%

Wholesale time deposits	65,699	2.40%	74,158	2.43%	71,421	2.97%

Totals	$514,337	0.81%	$456,175	1.19%	$456,220	1.53%

Average retail deposit growth	17.44%		1.24%		6.37%
Average total deposit growth	12.75%		-0.01%		4.89%

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters. Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $11,681 during 2012, $16,384 during 2011, and $21,409 during 2010. Average CDARS balances declined during 2012 and 2011 as local municipalities that fueled 2010 CDARS growth seeking 100% FDIC protection withdrew balances for operational needs as well as to invest in other deposit products outside the CDARS program for higher yields. For regulatory purposes, CDARS deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings. However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis. Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section. Total CDARS deposits totaled $8,825 and $11,825 at December 31, 2012 and 2011, respectively.

Table 27 provides a breakdown of deposit categories as of December 31, 2012 and 2011.

Table 27: Period-End Deposit Composition

As of December 31,	2012		2011
	$	%	$	%

Non-interest bearing demand	$89,819	15.9%	$75,298	15.6%
Interest-bearing demand and savings	185,203	32.8%	136,950	28.4%
Money market deposits	124,501	22.0%	102,993	21.4%
Retail time deposits less than $100	62,756	11.1%	45,653	9.5%

Total core deposits	462,279	81.7%	360,894	74.9%
Retail time deposits $100 and over	48,706	8.6%	46,049	9.6%
Broker & national time deposits less than $100	739	0.1%	835	0.2%
Broker and national time deposits $100 and over	53,718	9.5%	73,731	15.3%

Totals	$565,442	100.0%	$481,509	100.0%

Table 28 provides a summary of changes in key deposit categories during 2012 and 2011.

Table 28: Change in Deposit Composition

			% Change from prior year
At December 31,	2012	2011	2012	2011

Total time deposits $100 and over	$102,424	$119,780	-14.5%	1.3%
Total broker and wholesale deposits	54,457	74,566	-27.0%	11.6%
Total retail time deposits	111,462	91,702	21.5%	-11.3%
Core deposits, including money market deposits	462,279	360,894	28.1%	4.3%

Table 29 outlines maturities of time deposits of $100 or more, including broker and retail time deposits as of December 31, 2012 and 2011.

Table 29: Maturity Distribution of Certificates of Deposit of $100 or More

	2012		2011
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$15,930	1.10%	$20,068	1.34%
Over 3 months through 6 months	17,745	2.04%	9,972	1.70%
Over 6 months through 12 months	23,470	1.25%	25,923	1.54%
Over 1 year through 5 years	45,279	2.18%	63,817	2.42%
Over 5 years	—	0.00%	—	0.00%

Totals	$102,424	1.77%	$119,780	1.99%

2012 compared to 2011

Total deposits increased $83,933, or 17.4% at December 31, 2012 compared to December 31, 2011. Local core deposits increased $104,042, up 25.6%, at December 31, 2012 compared December 31, 2011 due to the acquisition of Marathon and its $100,866 total deposits as of the acquisition date. An increase of $48,253 in interest bearing demand and savings deposits (up 35.2%) represented 46.4% of the local deposit increase because Marathon had promoted a high yield passbook savings account in which most of their customers maintained a balance. Offsetting the increase in local deposits was a $20,109, or 27.0%, decrease in brokered and national time deposits during 2012.

Although we acquired $37,973 of Marathon certificates on the acquisition date, bank wide retail and local certificates of deposit increased only $19,760 during 2012, pointing to a net $18,213 run off in certificates of deposit. As during 2011, rates paid on certificates of deposit in the current market approached those paid on money market and NOW accounts. Therefore, customers appeared to move funds out of time deposits into nonmaturity accounts that allowed them to access the funds without penalty compared to a time deposit. Nonmaturity money market, NOW, and savings accounts increased $69,761 during 2012 compared to 2011, including a $39,639 increase from Marathon nonmaturity money market, NOW, and savings account deposits.

Rewards Checking was the primary driver of increased deposit growth from its introduction in June 2007 through December 2010 but sales of the product were discontinued during October 2011. Refer to the discussion of changes in 2011 compared to 2010 below for more information on Rewards Checking account pricing and features. At December 31, 2012, the premium rate paid on Rewards Checking was .40% on the first $15 of deposit balances. The Rewards Checking interest rate is adjustable at our discretion, but was intended to provide the highest potential retail deposit rate product available to customers. Rewards Checking balances were $43,742 and $47,578 at December 31, 2012, and 2011, respectively. The average interest cost of Rewards Checking balances (excluding debit card interchange fees, savings from delivery of electronic periodic statements and vendor software costs of maintaining the program) was .95% in 2012 compared to 1.59% in 2011. Due to continued reductions in the reward rate during 2012, it is possible customer balances in this account could decline during 2013 similar to the $3,836 decline seen during 2012.

Deposits held for municipalities were $35,637 at December 31, 2012, up $3,492, or 10.9%, from $32,145 at December 31, 2011 primarily from addition of Marathon’s municipal deposit customers. Many of our municipalities had higher December 31 balances from seasonal property tax collection activity. At December 31, 2012 we held $40.6 million of total nonmaturity deposits and overnight repurchase agreement amounts from our ten largest deposit customers, making up approximately 8% of our total local deposits and overnight repurchase agreements. Many of the balances at year-end were seasonal deposits and expected to be withdrawn during the first several months of 2013 but contributed to the large cash and cash equivalents balance at December 31, 2012.

2011 compared to 2010

Local core deposits increased $14,872, up 4.3%, at December 31, 2011 compared December 31, 2010. An increase in commercial noninterest-bearing checking of $15,197, or 40.9% led the increase. However, this increase was largely from year-end seasonal deposits that were withdrawn by customers early in 2012. Rewards Checking, a high yield retail NOW account that was the primary driver of deposit growth since 2007 declined $2,609, or 5.2%, to $47,578 at December 31, 2011 compared to December 31, 2010. We discontinued sale of Rewards Checking during 2011 and modified the account structure to reduce cost in response to very low short-term national rates and an anticipated decline in debit card interchange income due to regulatory changes.

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

Rewards Checking was the primary driver of increased deposit growth since its introduction in June 2007 through December 2010. During this period, Rewards Checking supplied approximately 64% of our net core deposit growth. During 2011, we grandfathered existing Rewards Checking customers but discontinued selling the product. Rewards Checking operated as a traditional interest bearing checking account but paid a premium interest rate and reimbursement of foreign ATM fees if the customer meet certain account usage requirements. In general, the account required customers to use their debit card at least 10 times per month, deposit their employer paycheck via ACH, and receive their periodic checking account statement via email from our home banking website. The premium rewards annual percentage yield (“APY”) paid was 2.29% and 3.01% on the first $25 of balances at December 31, 2010 and 2009, respectively. At December 31, 2011, the premium rate paid was 2.01% on the first $15 of deposit balances. The Rewards Checking interest rate is adjustable at our discretion, but was intended to provide the highest potential retail deposit rate product available to customers. The debit card usage requirement substantially increased the amount of debit card interchange income through 2010.

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

Wholesale Funding Sources and Available Liquidity

Wholesale funding includes FHLB advances, brokered and national time deposits, wholesale repurchase agreements, and federal funds purchased. These sources of wholesale funding are limited by the wholesale lender’s ability to raise individual depositor funds, our regulatory capital classification, our ability to generate positive earnings performance, our sources of collateral acceptable to the wholesale lender, by our internal policy limitations on aggregate exposure to use of such funds, and in the case of the FHLB, our level of FHLB capital stock relative to our aggregate amount of FHLB advances.

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

The primary short-term and long-term funding sources we use other than retail deposits include federal funds purchased from other correspondent banks, advances from the FHLB, and issuance of brokered and national time deposits. Table 31 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2012 and 2011. Currently unused but available funding sources along with a significant amount of overnight liquid funds at December 31, 2012 are considered sufficient to fund anticipated 2013 asset growth.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. Table 30 below provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 30: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment
Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Fed Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 31 summarizes the availability of various wholesale funding sources at December 31, 2012 and 2011.

Table 31: Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2012		December 31, 2011
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$—	$28,000	$—
Federal Reserve discount window advances	70,141	—	100,000	—
FHLB advances under blanket mortgage lien	38,797	50,124	22,559	50,124
Repurchase agreements and other FHLB advances	44,634	20,728	34,416	19,691
Wholesale and national deposits	87,936	54,457	50,007	74,566
Holding company secured line of credit	3,000	—	3,000	—

Totals	$272,508	$125,309	$237,982	$144,381

Funding as a percent of total assets	38.3%	17.6%	38.2%	23.2%
Percentage of gross available funding used at period-end	n/a	31.5%	n/a	37.8%

The following discussion examines each of the available but unused funding sources listed in Table 31 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

2012 compared to 2011

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 13% at December 31, 2012 and 16% at December 31, 2011, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2011 and as of December 31, 2012, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $70,141 at December 31, 2012 based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during 2012 or 2011.

Only performing loans are permitted as collateral under the BIC and each individual loan is subject to a haircut to collateral value based on the Federal Reserve’s review of the listing each month. In general, approximately 75% of the loan principal offered as collateral is able to support Discount Window advances. Similar to the federal funds purchased lines of credit, an increase in nonperforming loans would decrease the amount of collateral available for Discount Window advances. Since we have never actively used the line, we pledged fewer commercial related loans under the Discount Window program during 2012, which reduced our availability under the line as shown in Table 31.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,506 capital stock investment, total FHLB advances in excess of $50,124 require us to purchase additional FHLB stock equal to 5% of the advance amount. At December 31, 2012, no amounts were available from the FHLB without the purchase of additional FHLB stock. At December 31, 2011, we could have drawn an FHLB advance up to $14,876 of the $22,559 available without the purchase of FHLB stock. Further advances of the $38,797 available at December 31, 2012, would have required us to purchase additional FHLB stock totaling $1,940. FHLB stock currently pays an annualized dividend of .35% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at December 31, 2012 and December 31, 2011. The FHLB conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at December 31, 2012 or December 31, 2011.

In connection with the lifting of their regulatory consent order, the FHLB of Chicago announced a capital stock conversion plan and repurchased $744 of our stock during 2012. A member must continue to hold capital stock no less than 5% of outstanding FHLB advances. Our FHLB capital stock shares are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period. Due to anticipated declines in FHLB borrowing needs, we may offer more of our FHLB stock for repurchase if offered by the FHLB during 2013.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At December 31, 2012, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $7,228 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2011, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $6,191 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At December 31, 2012, $44,634 of additional FHLB advances were available based on pledging of securities if an additional $2,232 of member capital stock were purchased. At December 31, 2011, $34,416 of additional FHLB advances were available based on pledging of securities if an additional $1,721 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $87,936 at December 31, 2012 and $50,007 at December 31, 2011. Brokered and national certificates were 7.6% and 12.0% of assets at December 31, 2012 and December 31, 2011, respectively. Increased brokered deposit availability came with increased asset size following the Marathon purchase. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Following our purchase of Marathon State Bank, our reliance on brokered deposits declined as excess cash and cash equivalents from their deposits and maturing investment securities were used to repay maturing brokered deposits.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at December 31, 2012 and December 31, 2011. No amounts were drawn on the line at December 31, 2012 or 2011. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $1,500 of debt financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We were subject to financial covenants associated with the line which require our bank subsidiary to:

•	Maintain Tier 1 leverage, Tier 1 risk based capital, and Tier 2 risk based capital ratios above 8%, 10%, and 12%, respectively.

•	Maintain nonperforming assets (excluding accruing troubled debt restructured loans) as a percentage of tangible equity plus the allowance for loan losses to less than 20%.

•	Maintain an allowance for loan losses no less than 70% of nonperforming assets (excluding accruing troubled debt restructured loans). This covenant was added effective December 31, 2012.

At December 31, 2012 and December 31, 2011, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2013.

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

2011 compared to 2010

Overnight federal funds purchased

Our aggregate federal funds purchased availability totaled $28,000 from three correspondent banks at December 31, 2011 and $25,500 at December 31, 2010, and no amounts were drawn on these federal funds lines at those dates. Our subsidiary bank’s composite ratio was approximately 16% and 21% at December 31, 2011 and December 31, 2010, respectively, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We maintained a $100,000 line of credit with the Federal Reserve Discount Window supported by a pledge of both commercial and commercial real estate loans to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2011, the annualized interest rate applicable to Discount Window advances was .75%. We were limited to a maximum advance of $100,000 and $94,980 at December 31, 2011 and December 31, 2010, respectively, based on the BIC loan collateral pledged. No Discount Window advances were used during 2011 or 2010.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintained an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. Based on the existing $3,250 capital stock investment, total FHLB advances in excess of $65,000 at December 31, 2011 required us to purchase additional FHLB stock equal to 5% of the advance amount. At December 31, 2011, we could have drawn an FHLB advance up to $14,876 of the $22,559 available without the purchase of FHLB stock. At December 31, 2010, we could have drawn an FHLB advance up to $7,566 of the $15,056 available without the purchase of FHLB stock. Further advances of the remaining $7,683 available at December 31, 2011 would have required us to purchase additional FHLB stock totaling $384. FHLB stock paid a nominal dividend of .10% during 2011.

Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at December 31, 2011.

Repurchase agreements and FHLB advances collateralized by investment securities

At December 31, 2011, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $6.2 million were overnight repurchase agreements with local customers using our treasury management services. At December 31, 2010, $13.5 million of our repurchase agreements were wholesale agreements with correspondent banks and $18.0 million were overnight repurchase agreements with local customers.

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

Wholesale market deposits

Our internal policy on usage of brokered deposits gave us availability of $50,007 at December 31, 2011 and $57,388 at December 31, 2010. Brokered and national certificates were 12.0% and 10.8% of assets at December 31, 2011 and December 31, 2010, respectively.

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

No Risk Level triggers were exceeded at December 31, 2012 and no liquidity stress levels were considered to exist. During 2011, we increased our “Risk Level 1” trigger points related to commercial and industrial loans and commercial real estate loans relative to capital. The Risk Level 1 trigger for commercial and industrial loans was increased from 200% of capital at December 31, 2010 to 250% of capital as of December 31, 2011. Likewise, the Risk Level 1 trigger for commercial real estate loans was increased from 300% at December 31, 2010 to 350% at December 31, 2011. These increases were considered appropriate due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, and therefore we consistently exceeded these triggers at the prior year levels. However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position. No Risk Level triggers were exceeded at December 31, 2011 and no liquidity stress levels were considered to exist. At December, 31, 2010, commercial and industrial loans were 215% of capital and commercial real estate loans were 327% of capital, exceeding their “Risk Level 1” trigger points of 200% and 300%, respectively. However, no liquidity stress level was considered to exist at December 31, 2010.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 14.4%, 7.9%, and 8.7% at December 31, 2012, 2011, and 2010, respectively. The basic surplus increased significantly at December 31, 2012 compared to the prior years due to the purchase of Marathon and its large cash and unencumbered investment security position in addition to our growth in residential mortgage loans added to the balance sheet which are available for pledging under the FHLB blanket lien.

CAPITAL RESOURCES

Increased retained earnings from net income after payment of dividends is our primary source of capital to support asset growth. During the three years ended December 31, 2012, total stockholders’ equity increased $12,177, or 28.8%. During this period, retained net income after payment of shareholder dividends represented $12,525 of this growth in equity. Assuming a baseline equity to assets ratio of 8%, this growth in equity during the past three years would have supported maximum total asset growth of $152,212 ($12,525 equity growth divided by 8% assumed capital ratio). A detailed listing of stockholders’ equity activity during 2012, 2011, and 2010 may be found in Item 8, Consolidated Statements of Changes in Stockholders’ Equity. Average tangible common stockholders’ equity to total assets was 8.04% during 2012, 8.11% during 2011, and 7.43% during 2010. However, the common stockholders’ equity ratio as of December 31, 2012 was 7.65%, which declined during 2012 due to the purchase of Marathon without the issuance of additional common stock. Projected 2013 earnings combined with expected low asset growth is expected to result in average common stockholder’s equity to total assets of approximately 8.00% during 2013.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income, represented approximately $1.10, or 3.3% of total net book value per share at December 31, 2012 compared to $1.38, or 4.5% of total net book value per share at December 31, 2011. The decline in market interest rates since September 30, 2008 has increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. If market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively impacting total stockholders’ equity and net book value per share.

During 2012, we issued 8,895 shares of restricted stock having a grant date value of $200 to certain key employees as a retention tool and to align employee performance with shareholder interests, compared to 9,130 shares of restricted stock having a grant date value of $200 issued during 2011. The shares vest over a six year service period using a straight-line method and unvested shares are forfeited if the employee is no longer employed by the Bank. Refer to Note 19 of the Notes to Consolidated Financial Statements for more information on the restricted stock plan and related activity. Total restricted stock plan expense recognized was $105, $78, and $43, during 2012, 2011, and 2010, respectively.

We purchased 10,210 shares of our common stock on the open market at an average price of $25.68 per share during 2012. No shares were repurchased during 2011 or 2010 as we sought to conserve capital for growth, merger and acquisition activity, repayment of our 8% senior subordinated notes, and expected increases to regulatory capital ratio minimums. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital, such as trust preferred offerings like our $7. 7 million junior subordinated debentures, are no longer available. The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during 2013.

We declared a 5% stock dividend to shareholders on June 19, 2012 to celebrate the 50th anniversary of our subsidiary Peoples State Bank, which was paid in additional shares of our common stock on July 30, 2012 to shareholders of record on July 16, 2012. All references to per share information in this Annual Report on Form 10-K have been updated to reflect the 5% stock dividend.

We are also required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Table 32 presents a reconciliation of stockholders’ equity as presented in the consolidated balance sheets for the three years ended December 31, 2012 to regulatory capital. We were considered “well capitalized” under applicable capital regulations at December 31, 2012, 2011, and 2010. Refer to Item 8, Note 20 of the Notes to Consolidated Financial Statements for these regulatory requirements and our current capital position relative to these requirements. Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which have been an important source of funding.

For regulatory purposes, certain long-term debt may be reclassified as regulatory capital. At December 31, 2012 and 2011, we had two subordinated debt issues that were considered regulatory capital. These issues included $7 million of 8% senior subordinated notes maturing July 2019, and $7.7 million of floating rate junior subordinated debentures maturing September 2035. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total fixed interest cost of 4.42% through September 2017.

During early 2013, we refinanced the $7 million of 8% senior subordinated notes with a $2 million floating rate correspondent bank note and a new $4 million 3.75% fixed rate senior note issue due February 2018 to three of our directors and a large local shareholder. We also paid down $1 million of the debt with existing cash on hand at December 31, 2012. Due to the refinancing, we expect to reduce interest expense on senior subordinated notes by $322 compared to 2012. However, the structure of the refinance did not permit any of the $6 million in new notes to be considered as total regulatory capital as were the prior $7 million 8% senior notes due July 2019.

The Dodd-Frank Act calls for higher regulatory minimums to be considered well capitalized for the banking industry. During 2012, the banking regulatory agencies, including the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation (FDIC), issued two new regulatory capital proposals that are likely to have a significant impact on our regulatory capital needs if finalized. Among other significant changes, the proposal would phase out our current $7.7 million of junior subordinated debentures from Tier 1 capital and move them to Tier 2 capital classification over a 10 year period beginning in 2013. This change would reduce our leverage capital ratio and our Tier 1 risk adjusted capital ratio. Separately, proposed changes to the calculation of risk weighted assets would increase the denominator of risk adjusted capital ratios, including the Tier 1 capital and Tier 2 (“Total”) capital ratio, which would reduce our risk adjusted capital ratios. The regulatory agencies have estimated that industry wide total risk adjusted assets are likely to increase an average of 20% due to the proposed changes which is similar to our internal estimates. Lastly, under the proposal, minimum capital ratios to be considered well capitalized, including the impact of the proposed “capital buffer,” would be 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from 5.00%, 6.00%, and 10.00%, respectively.

We continue to internally review the timing and extent of the proposed changes on our regulatory capital position. As a reference for this consideration, assuming the immediate loss of junior subordinated debentures as Tier 1 capital and a 20% increase in total risk adjusted assets (both per the proposed regulatory capital change), as well as the immediate loss of the $7 million senior subordinated notes as Tier 2 capital (due to the recent refinance structure as discussed previously), our pro forma December 31, 2012 leverage ratio would have been 7.67% instead of 8.76%, our Tier 1 risk adjusted capital ratio would have been 8.91% instead of 12.20%, and our total risk adjusted capital ratio would have been 11.42% instead of 14.87%. Increased regulatory capital requirements could impact our ability to pay shareholder cash dividends, repurchase shares of treasury stock, or the pace of which we could grow in assets, both organically and via merger and acquisition activities.

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

Table 32: Capital Ratios

At December 31,	2012	2011	2010

Stockholders’ equity	$54,447	$50,362	$46,690
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(123)	(121)	(110)
Accumulated other comprehensive (income) loss	(1,394)	(1,934)	(2,528)

Tier 1 regulatory capital	60,430	55,807	51,552
Senior subordinated notes	7,000	7,000	7,000
Add: allowance for loan losses	6,206	5,745	5,654

Total regulatory capital	$73,636	$68,552	$64,206

Average tangible assets	$689,974	$602,071	$607,954

Risk-weighted assets (as defined by current regulations)	$495,287	$457,443	$449,987

Tier 1 capital to average tangible assets (leverage ratio)	8.76%	9.27%	8.48%
Tier 1 capital to risk-weighted assets	12.20%	12.20%	11.46%
Total capital to risk-weighted assets	14.87%	14.99%	14.27%

Capital Ratios – Peoples State Bank – Subsidiary Bank:

Tier 1 capital to average tangible assets (leverage ratio)	9.35%	9.99%	9.37%
Tier 1 capital to risk-weighted assets	13.11%	13.13%	12.64%
Total capital to risk-weighted assets	14.36%	14.39%	13.90%

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

Table 33: Calculation of “Texas Ratio” (a non-GAAP measure) as of December 31,

(dollars in thousands)	2012	2011	2010

Total nonperforming assets	$12,454	$17,883	$16,389

Total stockholders’ equity	$54,447	$50,362	$46,690
Less: Mortgage servicing rights, net (intangible assets)	(1,233)	(1,205)	(1,100)
Add: Allowance for loan losses	7,431	7,941	7,960

Total tangible common stockholders’ equity and reserves	$60,645	$57,098	$53,550

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	20.54%	31.32%	30.61%

OFF-BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to 2009. At December 31, 2012, our credit guarantee covered $36,023 of loan principal on which we would incur credit losses up to $1,945 if the FHLB first loss exceeds $1,765 on foreclosure of loans within this pool. Refer to Item 8, Notes 5, 7, and 18 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market experiences housing price changes similar to the state of Wisconsin as a whole, and we do not have a significant reliance on vacation homes located in our northern markets. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program. At December 31, 2012, the average remaining first mortgage principal balance for loans on which we provided the credit enhancement was $69.

Ten years after the original pool master commitment date, the FHLB First Loss Account and our Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. These factors are further reset every subsequent five years until the pool is repaid. During 2010, the MPF 100 program reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 34. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at December 31, 2012, 2011, and 2010. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 32.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 18 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Use of Interest Rate Swap Derivatives

During 2011, we began sale of a new product that allowed certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Item 8, Note 14 of the Consolidated Financial Statements for details on the program. There were $14,979 and $14,324 of interest rate swaps associated with customer floating rate commercial loan principal at December 31, 2012 and 2011, respectively, under the program.

We also maintain an interest rate swap to convert floating interest payments on our $7.7 million junior subordinated debentures to a fixed rate which matures during September 2017. Refer to Note 14 of the Notes to Consolidated Financial Statements for further information on this swap, which is designated as a cash flow hedge of interest rate payments.

Residential Mortgage Loan Servicing

We service $269,554 and $261,811 of residential real estate loans which have been sold to the FHLB and FNMA at December 31, 2012 and 2011, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. Mortgage loan servicing fees are an important source of mortgage banking income. Refer to Item 8, Note 7 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA. Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. Mortgage banking losses from required repurchase of loans resulted in $28 and $38 of credit losses during 2012 and 2011, respectively, due to underwriting violations related to placement of private mortgage guarantee insurance. Based on internal reviews, we do not believe our serviced loan portfolio contains significant risk of loss on future loan repurchases because we have complied with underwriting representations and warranties.

Table 34 summarizes the various programs and investors for which we serviced loans as of December 31, 2012 and 2011.

Table 34: Residential Mortgage Loan Servicing for Others

At December 31, 2012:
			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$12,328	247	5.38%	116	$94	$291	$21	0.17%
FHLB MPF 125	23,695	272	5.75%	74	1,851	1,474	66	0.28%
FHLB XTRA	194,710	1,507	3.88%	21	n/a	n/a	909	0.47%
FNMA	38,821	274	3.44%	13	n/a	n/a	237	0.61%

Totals	$269,554	2,300	4.05%	29	$1,945	$1,765	$1,233	0.46%

At December 31, 2011:
			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$18,132	329	5.38%	104	$94	$353	$46	0.25%
FHLB MPF 125	33,386	350	5.75%	66	1,851	1,587	131	0.39%
FHLB XTRA	191,421	1,451	4.50%	18	n/a	n/a	931	0.49%
FNMA	18,872	146	4.00%	13	n/a	n/a	97	0.51%

Totals	$261,811	2,276	4.68%	30	$1,945	$1,940	$1,205	0.46%

During 2012, certain 15 year fixed rate residential mortgage loans normally sold to the secondary market were retained within our loan portfolio as discussed previously under the section labeled, “Asset Growth and Liquidity” in this Annual Report on Form 10-K. Because we expect to continue this program during 2013, it is possible that serviced loan principal could decline during 2013 compared to 2012 due to principal repayment and refinance activity.

Contractual Obligations

We are a party to various contractual obligations requiring use of funds as part of our normal operations. Table 35 outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Nonmaturity deposits and overnight federal funds purchased and overnight repurchase obligations are not included in Table 35 because they are not classified as long-term obligations. Most of these obligations shown in the Table, including FHLB advances and time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash. However, renewal of these obligations is dependent on our ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB. Our funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis as outlined under the section labeled, “Asset Growth and Liquidity” in this Annual Report on Form 10-K.

Table 35: Long-Term Contractual Obligations at December 31, 2012

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Federal Home Loan Bank advances	$50,124	$14,075	$36,049	$—	$—
Long-term other borrowings	13,500	—	8,000	5,500	—
Junior subordinated debentures	7,732	—	—	—	7,732
Senior subordinated notes	7,000	1,500	1,500	—	4,000
Deferred compensation agreements	2,855	276	187	268	2,124
Post-retirement health insurance benefits plan	39	5	10	9	15
Long-term charitable contribution commitments	21	5	10	6	—
Branch bank operating lease commitments	81	57	24	—	—

Total long-term contractual obligations before time deposits	81,352	15,918	45,780	5,783	13,871
Time deposits	165,919	98,920	47,399	19,600

Total long-term contractual obligations including time deposits	$247,271	$114,838	$93,179	$25,383	$13,871

Because the $7 million of 8% senior subordinated notes were refinanced early in 2013, the contractual obligation in Table 35 above is presented based on the new contractual repayment schedule now in effect following the refinancing.

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

Current accounting standards call for the allowance for loan losses to include both specific losses on identified impaired problem loans and inherent contingent losses on existing loan pools not yet considered problem loans. Determination of the allowance for loan losses at period-end is based primarily on subjective factors and management assessment of risk in the existing portfolio. Actual results, if significantly different from those using estimates at period-end, could have a material impact on the results of operations. For example, losses incurred on loans not previously identified as carrying significant loss potential would increase the provision for loan losses expense equal to the amount of the loan principal charged off. Refer to Item 8, Note 5 of the Notes to Consolidated Financial Statements for additional information on allocation of the allowance for loan losses between different credit risk categories and for impaired loans as well as our system to review changes in credit risk on individual loans.

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

Inherent loss reserves for loans categories graded 5 (watch) and grade 6 (substandard) are provided additional contingency reserves beyond those described above to reflect the emerging credit risk represented by loans within these categories. These additional contingency reserves are based on the average specific reserves calculated for impaired loans by category at period end. Grade 5 (watch ) loans are assigned an additional contingency reserve equal to 25% of the average reserve allocation percentage given to impaired loans (Grade 7) within that loan category. Grade 6 (substandard) loans are assigned an additional contingency reserve equal to 50% of the average reserve allocation percentage given to impaired loans (Grade 7) within that loan category.

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

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories. As of December 31, 2012 and 2011, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments. Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses. For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates as described above were 25% greater than those currently applied to meet reserve needs, the December 31, 2012 allowance for loan losses would have increased $877 (11.8%) and have decreased 2012 net income by approximately $531 after income taxes.

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status (grade 7) could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis. For example, at December 31, 2012, if all of the loans graded 6 (substandard) and 50% of loan principal graded 5 (watch) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at December 31, 2012 would have increased $1,568 (21.1%) and decreased 2012 net income by approximately $950 after income taxes.

Mortgage Servicing Rights

As required by current accounting standards, we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and perform maintenance activities in exchange for an annual servicing fee of .25% of average serviced mortgage principal on loans in which the principal has been sold to the FHLB or other secondary market investors. Our initial value of servicing rights is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates. In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan by the value of the initial MSR. If the actual value was less than we recorded, such as if the estimated future servicing period or average serviced principal was less than estimated, the gain recorded on origination of the MSR would be overstated. Recognition of impairment of excess mortgage servicing rights would decrease income, causing our accounting for mortgage servicing rights to be a critical accounting policy. For example, if the actual value of initial MSR on 2012 secondary market sales were 25% less than that recorded, gain on sale of loans (a component of mortgage banking income) during 2012 would have declined approximately $194 before income taxes (reducing 2012 net income by $118). In addition, if the actual value of the entire December 31, 2012 MSR were 25% less than recorded, net servicing revenue (a component of mortgage banking income) would have declined approximately $308 before income taxes and 2012 net income would have been reduced $187.

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

Refer to Note 23 of the Notes to Consolidated Financial Statements for significant fair value and cost estimates other than the estimate of public dealer consensus of prepayment speeds. Changes in these estimates and assumptions would change the initial value recorded for OMSRs and change the gain on sale of mortgage loans recorded in the income statement.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (PSB) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of PSB’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

March 4, 2013

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2012 and 2011

(dollars in thousands except per share data)

Assets	2012	2011

Cash and due from banks	$20,332	$14,805
Interest-bearing deposits and money market funds	1,431	1,829
Federal funds sold	27,084	21,571

Cash and cash equivalents	48,847	38,205

Securities available for sale (at fair value)	75,387	59,383
Securities held to maturity (fair value of $72,364 and $50,751, respectively)	69,822	49,294
Bank certificates of deposit	4,465	2,484
Loans held for sale	884	39
Loans receivable, net of allowance for loan losses	477,991	437,557
Accrued interest receivable	2,157	2,068
Foreclosed assets	1,774	2,939
Premises and equipment, net	10,240	9,928
Mortgage servicing rights, net	1,233	1,205
Federal Home Loan Bank stock (at cost)	2,506	3,250
Cash surrender value of bank-owned life insurance	11,813	11,406
Other assets	4,847	5,109

TOTAL ASSETS	$711,966	$622,867

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$89,819	$75,298
Interest-bearing	475,623	406,211

Total deposits	565,442	481,509

Federal Home Loan Bank advances	50,124	50,124
Other borrowings	20,728	19,691
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	6,493	6,449

Total liabilities	657,519	572,505

Stockholders’ equity:
Preferred stock - No par value:
Authorized - 30,000 shares; no shares issued or outstanding
Common stock - No par value with a stated value of $1 per share:
Authorized - 3,000,000 shares
Issued - 1,830,266 shares	1,830	1,830
Outstanding - 1,653,472 and 1,654,639 shares, respectively
Additional paid-in capital	7,020	7,140
Retained earnings	48,977	44,215
Accumulated other comprehensive income, net of tax	1,394	1,934
Treasury stock, at cost - 176,794 and 175,627 shares, respectively	(4,774)	(4,757)

Total stockholders’ equity	54,447	50,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,966	$622,867

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

	2012	2011	2010

Interest and dividend income:
Loans, including fees	$23,458	$24,480	$25,419
Securities:
Taxable	2,402	2,637	2,946
Tax-exempt	1,293	1,125	1,265
Other interest and dividends	91	72	35

Total interest and dividend income	27,244	28,314	29,665

Interest expense:
Deposits	4,161	5,428	6,974
Federal Home Loan Bank advances	1,414	1,776	1,864
Other borrowings	596	645	741
Senior subordinated notes	578	567	567
Junior subordinated debentures	342	341	420

Total interest expense	7,091	8,757	10,566

Net interest income	20,153	19,557	19,099
Provision for loan losses	785	1,390	1,795

Net interest income after provision for loan losses	19,368	18,167	17,304

Noninterest income:
Service fees	1,648	1,632	1,786
Mortgage banking, net	1,795	1,373	1,472
Investment and insurance sales commissions	736	631	633
Net gain (loss) on sale and writedown of securities	0	32	(20)
Increase in cash surrender value of bank-owned life insurance	407	415	410
Gain on bargain purchase	851	0	0
Other operating income	1,131	1,254	1,082

Total noninterest income	6,568	5,337	5,363

Noninterest expense:
Salaries and employee benefits	9,169	8,337	8,467
Occupancy and facilities	1,622	1,702	1,863
Loss on foreclosed assets	573	1,197	849
Data processing and other office operations	2,296	1,382	1,085
Advertising and promotion	327	291	355
FDIC insurance premiums	464	505	782
Other operating expense	2,941	2,364	2,524

Total noninterest expense	17,392	15,778	15,925

Income before income taxes	8,544	7,726	6,742
Provision for income taxes	2,535	2,421	1,988

Net income	$6,009	$5,305	$4,754

Basic earnings per share	$3.61	$3.21	$2.89

Diluted earnings per share	$3.61	$3.21	$2.89

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

	2012	2011	2010

Net income	$6,009	$5,30 5	$4,754

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	(191)	109	847
Reclassification adjustment for net security (gain) loss,
included in net income	0	(19)	12
Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(274)	(348)	(92)
Unrealized loss on interest rate swap	(179)	(447)	(48)
Reclassification adjustment of interest rate swap settlements
included in earnings	104	111	33

Comprehensive income	$5,469	$4,711	$5,506

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2010	$1,830	$7,416	$36,452	$1,776	($5,204)	$42,270

Comprehensive income:
Net income			4,754			4,754
Unrealized gain on securities
available for sale, net of tax of $551				847		847
Reclassification adjustment for net security loss,
included in net income, net of tax of $8				12		12
Amortization of unrealized gain on securities
available for sale transferred to securities held
to maturity included in net income, net of
tax of $60				(92)		(92)
Unrealized loss on interest rate swap,
net of tax of $31				(48)		(48)
Reclassification of interest rate swap
settlements included in earnings,
net of tax of $21				33		33

Total comprehensive income						5,506

Grants of restricted stock		(135)			135	0
Vesting of restricted stock		42				42
Cash dividends declared $.686 per share			(1,113)			(1,113)
Cash dividends declared on unvested restricted stock			(15)			(15)

Balance, December 31, 2010	$1,830	$7,323	$40,078	$2,528	($5,069)	$46,690

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2010	$1,830	$7,323	$40,078	$2,528	($5,069)	$46,690
(Brought Forward)

Comprehensive income:
Net income			5,305			5,305
Unrealized gain on securities
available for sale, net of tax of $71				109		109
Reclassification adjustment for net security gain,
included in net income, net of tax of $13				(19)		(19)
Amortization of unrealized gain on securities
available for sale transferred to securities held to
maturity included in net income, net of tax of $168				(348)		(348)
Unrealized loss on interest rate swap,
net of tax of $287				(447)		(447)
Reclassification of interest rate swap settlements
included in earnings, net of tax of $72				111		111

Total comprehensive income						4,711

Proceeds from stock options issued out of treasury		(31)			76	45
Grants of restricted stock		(236)			236	0
Vesting of restricted stock		84				84
Cash dividends declared $.705 per share			(1,147)			(1,147)
Cash dividends declared on unvested restricted stock			(21)			(21)

Balance, December 31, 2011	$1,830	$7,140	$44,215	$1,934	($4,757)	$50,362

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2011	$1,830	$7,140	$44,215	$1,934	($4,757)	$50,362
(Brought Forward)

Comprehensive income:
Net income			6,009			6,009
Unrealized loss on securities
available for sale, net of tax of $119				(191)		(191)
Amortization of unrealized gain on securities
available for sale transferred to securities held to
maturity included in net income, net of tax of $178				(274)		(274)
Unrealized loss on interest rate swap,
net of tax of $116				(179)		(179)
Reclassification of interest rate swap settlements
included in earnings, net of tax of $68				104		104

Total comprehensive income						5,469

Purchase of treasury stock					(262)	(262)
Proceeds from stock options issued out of treasury		(6)			15	9
Grants of restricted stock		(230)			230	0
Vesting of restricted stock		116				116
Fractional cash dividends paid with 5% stock dividend			(10)			(10)
Cash dividends declared $.742 per share			(1,211)			(1,211)
Cash dividends declared on unvested restricted stock			(26)			(26)

Balance, December 31, 2012	$1,830	$7,020	$48,977	$1,394	($4,774)	$54,447

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

	2012	2011	2010

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$6,009	$5,305	$4,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	2,604	2,329	2,126
Provision (benefit) for deferred income taxes	400	(100)	(300)
Provision for loan losses	785	1,390	1,795
Deferred net loan origination costs	(443)	(292)	(322)
Proceeds from sales of loans held for sale	102,080	63,305	94,005
Originations of loans held for sale	(101,812)	(62,267)	(93,579)
Gain on sale of loans	(1,918)	(1,064)	(1,462)
Provision for (recapture of) mortgage servicing rights valuation allowance	199	(122)	121
Net (gain) loss on sale of premises and equipment	3	(15)	6
Realized (gain) loss on sale and writedown of securities available for sale	0	(32)	20
Net loss on sale and provision for write-down of foreclosed assets	443	972	385
Increase in cash surrender value of bank owned life insurance	(407)	(415)	(410)
Gain on bargain purchase	(851)	0	0
Changes in operating assets and liabilities:
Accrued interest receivable	313	170	(96)
Other assets	386	64	785
Accrued expenses and other liabilities	(235)	429	891

Net cash provided by operating activities	7,556	9,657	8,719

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	49,290	17,046	25,447
Proceeds from sale of securities available for sale	0	37	0
Proceeds from maturities of securities held to maturity	10,778	4,264	1,310
Payment for purchase of securities available for sale	(32,368)	(21,697)	(27,701)
Payment for purchase of securities held to maturity	(11,696)	(1,021)	(450)
Cash acquired on purchase of Marathon State Bank	14,910	0	0
Net purchase of bank certificates of deposit	(1,981)	0	(2,484)
Proceeds from redemption of FHLB stock	744	0	0
Net (increase) decrease in loans	(10,349)	(7,130)	1,496
Capital expenditures	(572)	(191)	(1,014)
Proceeds from sale of premises and equipment	0	15	0
Proceeds from sale of foreclosed assets	1,527	987	897
Purchase of bank-owned life insurance	0	(92)	0

Net cash provided by (used in) investing activities	20,283	(7,782)	(2,499)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands except per share data)

	2012	2011	2010

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	($9,902)	$17,366	($2,071)
Net increase (decrease) in interest-bearing deposits	(6,832)	(1,114)	8,597
Net decrease in Federal Home Loan Bank advances	0	(7,310)	(725)
Net increase (decrease) in other borrowings	1,037	(11,820)	3,101
Dividends declared	(1,247)	(1,168)	(1,128)
Proceeds from exercise of stock options	9	45	0
Purchase of treasury stock	(262)	0	0

Net cash provided by (used in) financing activities	(17,197)	(4,001)	7,774

Net increase (decrease) in cash and cash equivalents	10,642	(2,126)	13,994
Cash and cash equivalents at beginning	38,205	40,331	26,337

Cash and cash equivalents at end	$48,847	$38,205	$40,331

Supplemental cash flow information:
Cash paid during the year for:
Interest	$7,177	$8,982	$10,693
Income taxes	2,146	2,445	1,553

Noncash investing and financing activities:
Loans charged off	$1,332	$1,587	$1,465
Loans transferred to foreclosed assets	1,295	1,006	3,030
Loans originated on sale of foreclosed properties	490	1,075	557
Grants of unvested restricted stock at fair value	200	200	75
Vesting of restricted stock grants	116	84	42
Transfer of securities available for sale to securities held to maturity, at fair value	0	0	54,130
Amortization of unrealized gain on securities held to maturity transferred
from securities available for sale	452	516	152

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1	Summary of Significant Accounting Policies

Principal Business Activity

PSB Holdings, Inc. operates Peoples State Bank (the “Bank”), a full-service financial institution chartered as a Wisconsin commercial bank with eight locations in a primary service area including, but not limited to, Marathon, Oneida, and Vilas counties in Wisconsin. PSB operates as a community bank and provides a variety of retail consumer and commercial banking products, including uninsured investment and insurance products, long-term fixed rate residential mortgages, and commercial treasury management services.

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

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights assets, and the valuation of investment securities.

Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash and due from banks, interest-bearing deposits and money market funds, and federal funds sold, all of which have original maturities of three months or less.

Securities

Securities are assigned an appropriate classification at the time of purchase in accordance with management’s intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Amortization of the net unrealized gain on securities held to maturity that were transferred from securities available for sale is recognized in other comprehensive income using the interest method over the estimated lives of the securities. Amortization of premiums and accretion of discounts on purchased securities held to maturity is recognized in interest income using the interest method over the estimated lives of the securities. Trading securities include those securities bought and held principally for the purpose of selling them in the near future. PSB has no trading securities. Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income, net of income tax effects. Amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the estimated lives of the securities.

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

Loans Held for Sale

PSB sells substantially all 20- and 30-year long-term fixed-rate single-family mortgage loans and the majority of 15-year fixed-rate mortgage loans it originates to the secondary market. The gain or loss associated with sales of single-family mortgage loans is recorded as a component of mortgage banking revenue.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

In sales of mortgage loans to the Federal Home Loan Bank (FHLB) prior to 2009, PSB retained a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee. When applicable, PSB records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in PSB’s loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to “Allowance for Loan Losses”).

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

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets varying primarily from 15 to 40 years on buildings, 5 to 10 years on furniture and equipment, and 3 years on computer hardware and software. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income.

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

PSB records originated mortgage servicing rights (OMSR) as a component of mortgage banking income when the obligation to service such loans has been retained. The initial value recorded for OMSR is based on the fair values of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments. In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization. During periods of falling long-term interest rates, prepayments would likely accelerate, increasing amortization of existing OMSR against servicing fee income, and impair the value of OMSR as described below.

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

Rate Lock Commitments

PSB enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Rate lock commitments are recorded at fair value at period-end and classified as other assets on the consolidated balance sheets. Changes in the fair value of rate lock commitments during the period are reflected in the current period’s income statement as mortgage banking income. The fair value of rate lock commitments includes the estimated gain on sale of the loan to the secondary market agency plus the estimated value of OMSR on loans expected to be closed.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 23. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Segment Information

PSB, through the branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, governments, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; debit and credit cards; notary services; night depository; money orders, traveler’s checks, and cashier’s checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and wealth management. While PSB’s chief decision makers monitor the revenue streams of various PSB products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of PSB’s banking operations are considered by management to be aggregated in one reportable operating segment.

Stock-Based Compensation

PSB uses the fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period, which is normally the vesting period.

Accumulated Other Comprehensive Income (Loss)

PSB’s accumulated other comprehensive income (loss) is composed of the unrealized gain (loss) on securities available for sale, net of tax, unrealized gain (loss) on interest rate swaps used for cash flow hedges after reclassification of settlements of the hedged item, net of tax, and unamortized unrealized gain on securities transferred to securities held to maturity from securities available for sale, net of tax, and is shown on the consolidated statements of comprehensive income.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Current Accounting Changes

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 220, Comprehensive Income. In June 2011, new authoritative accounting guidance was approved that required changes to the presentation of comprehensive net income. Effective during the quarter ended March 31, 2012, PSB began to present comprehensive income as a separate financial statement directly after the basic income statement. Adoption of the new presentation standards for comprehensive income did not have any financial impact to PSB’s financial results or operations. The requirement to disclose on the face of the income statement on a line-by-line basis the impact to current net income on reclassification of items coming out of the comprehensive net income was deferred by the FASB.

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

FASB ASC Topic 310, Receivables. New authoritative accounting guidance issued in July 2010 under ASC Topic 310, Receivables, required extensive new disclosures surrounding the allowance for loan losses, although it did not change any credit loss recognition or measurement rules. The new rules require disclosures to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan. In addition, disclosures on internal credit grading metrics and information on impaired, nonaccrual, and restructured loans are also required. The period-end disclosures were effective for financial periods ending December 31, 2010, but deferred presentation of loan loss allowance by loan portfolio segment until the quarter ended March 31, 2011. PSB adopted the rules for loan loss allowance disclosures by loan segment effective March 31, 2011.

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

FASB ASC Topic 805, Business Combinations. In December 2010, new authoritative guidance was approved that clarified the disclosure of revenue and earnings of an acquired entity with the combined entity as if the combination occurred as of the beginning of the year. Specifically, if comparative financial statements are presented, the combined entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance was effective for combinations occurring after January 1, 2011. Adoption of this standard did not have a significant impact on PSB’s financial reporting.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures. In May 2011, new authoritative accounting guidance concerning fair value measurements was issued. Significant provisions of the new guidance now require both domestic and international companies to follow existing United States guidance in measuring fair value. In addition, certain Level 3 unobservable inputs and impacts to fair value from sensitivity of these inputs to changes must be disclosed. Lastly, the level of fair value hierarchy used to estimate fair value of financial instruments not accounted for at fair value on the balance sheet (such as loans receivable and deposits) must be disclosed. These new disclosures were adopted during the quarter ended March 31, 2012, and did not have a significant impact to PSB financial reporting or operations.

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

Future Accounting Changes

FASB ASC Topic 201, Balance Sheet. In December 2011, new authoritative accounting guidance concerning disclosure of information about offsetting and related arrangements associated with derivative instruments was issued. New requirements will require additional disclosures associated with offsetting and collateral arrangements with derivative instruments to enable users of PSB’s financial statements to understand the effect of those arrangements on its financial position. These new disclosures are effective during the quarter ending March 31, 2013, and are not expected to have significant impact on PSB’s financial results or operations upon adoption.

FASB ASC Topic 805, Business Combinations. In October 2012, new authoritative accounting guidance was approved that addressed accounting for an indemnification asset acquired as a result of a government-assisted acquisition of a financial institution when a subsequent change in cash flows expected to be collected is identified. After identification of the new cash flows, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as accounting for the change in the assets subject to the indemnification. Amortization of these changes in value is limited to the remaining contractual term of the indemnification agreement. These new rules are effective for changes in cash flows identified beginning January 1, 2013. Adoption of this new guidance is not expected to have an impact on PSB’s financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Subsequent Events

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2012, but prior to the release of these financial statements. Note 12 details a subsequent event relating to the Company’s Senior Subordinated Notes.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 2	PSB Holdings, Inc. Acquisition of Marathon State Bank

On June 14, 2012, PSB purchased Marathon State Bank, a privately-owned bank with $107 million in total assets located in the village of Marathon City, Wisconsin (“Marathon”). Under the terms of the agreement, PSB paid $5,505 in cash, which was equal to 100% of Marathon’s tangible net book value following a special dividend by Marathon to its shareholders to reduce its book equity ratio to 6% of total assets. The following table outlines the fair value of Marathon assets and liabilities acquired, including determination of the gain on bargain purchase using an accounting date of June 1, 2012. A core deposit intangible was not recorded on the purchase since the fair value calculation determined it was insignificant.

Cash purchase price	$5,505

Fair value of assets acquired:
Cash and due from banks	20,392
Securities available for sale	50,547
Loans receivable	23,760
Short-term commercial paper and bankers' acceptances	11,713
Foreclosed assets	0
Premises and equipment	402
Core deposit intangible	0
Accrued interest receivable and other assets	550

Total fair value of assets acquired	107,364

Fair value of liabilities assumed:
Non-interest-bearing deposits	23,255
Interest-bearing deposits	77,611
Accrued interest payable and other liabilities	142

Total fair value of liabilities assumed	101,008

Fair value of net assets acquired	6,356

Gain on bargain purchase	$851

PSB recorded a total credit markdown of $490 on Marathon’s loan portfolio on the purchase date, or 2.05% of gross purchased loan principal. Purchased impaired loan principal totaled $310 on which a $21 credit write-down was recorded. Due to the insignificant amount of total purchased impaired loans, the entire $490 credit markdown is accreted to income as a yield adjustment based on contractual cash flows over the remaining life of the purchased loans.

The gain on bargain purchase was due primarily to PSB’s recognition of fair value associated with Marathon’s investment securities and premises and equipment that was not previously recognized by Marathon in its stockholders’ equity, upon which the purchase price was factored.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Pro forma combined results of operations as if the combination occurred at the beginning of the year-to-date periods ended December 31:

	Year Ended December 31, 2012
	(pro forma combined at beginning of period)
	Net Interest	Noninterest	Net	Earnings
	Income	Income	Income	Per Share

PSB Holdings, Inc.	$19,670	$5,706	$5,587	$3.36
Marathon State Bank	1,158	880	468	0.28

Pro forma totals	$20,828	$6,586	$6,055	$3.64

	Year Ended December 31, 2011
	(pro forma combined at beginning of period)
	Net Interest	Noninterest	Net	Earnings
	Income	Income	Income	Per Share

PSB Holdings, Inc.	$19,557	$5,337	$5,305	$3.21
Marathon State Bank	1,782	44	571	0.34

Pro forma totals	$21,339	$5,381	$5,876	$3.55

NOTE 3	Cash And Cash Equivalents

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits. The total required reserve balance was $25 at December 31, 2012 and 2011.

PSB is also required to provide collateral on interest rate swap agreement liabilities with counterparties. The total required collateral on deposit with counterparties before any offset against related swap liabilities was $1,060 at December 31, 2012, and $680 at December 31, 2011.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks, some of which are participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee (TAG) program. Consequently, the majority of account balances with correspondent banks, except the FHLB, were guaranteed at December 31, 2012. PSB also maintains cash balances in money market mutual funds. Such balances are not insured. Total uninsured cash and cash equivalent balances totaled $515 and $1,247 at December 31, 2012 and 2011, respectively. If the TAG program had not been in effect, uninsured cash and cash equivalent balances would have been $18,112 and $13,679 at December 31, 2012 and 2011, respectively. The TAG program expired on January 1, 2013.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 4	Securities

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2012

Securities available for sale

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$9,998	$29	$0	$10,027
U.S. agency issued residential mortgage-backed securities	13,550	847	0	14,397
U.S. agency issued residential collateralized mortgage obligations	44,544	749	50	45,243
Privately issued residential collateralized mortgage obligations	168	5	0	173
Nonrated commercial paper	5,500	0	0	5,500
Other equity securities	47	0	0	47

Totals	$73,807	$1,630	$50	$75,387

Securities held to maturity

Obligations of states and political subdivisions	$67,915	$2,581	$41	$70,455
Nonrated trust preferred securities	1,505	60	66	1,499
Nonrated senior subordinated notes	402	8	0	410

Totals	$69,822	$2,649	$107	$72,364

December 31, 2011

Securities available for sale

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$501	$17	$0	$518
U.S. agency issued residential mortgage-backed securities	18,754	1,068	6	19,816
U.S. agency issued residential collateralized mortgage obligations	37,774	806	7	38,573
Privately issued residential collateralized mortgage obligations	418	11	0	429
Other equity securities	47	0	0	47

Totals	$57,494	$1,902	$13	$59,383

Securities held to maturity

Obligations of states and political subdivisions	$47,404	$1,636	$30	$49,010
Nonrated trust preferred securities	1,487	40	195	1,332
Nonrated senior subordinated notes	403	6	0	409

Totals	$49,294	$1,682	$225	$50,751

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Nonrated trust preferred securities at December 31, 2012 and 2011, consist of separate obligations issued by three holding companies headquartered in Wisconsin. One of the issuers with par value totaling $750 elected to defer payment of interest beginning in 2011, and that obligation was maintained on nonaccrual status at December 31, 2011. During 2012, past due interest on this issue was repaid, and all payments were current at December 31, 2012.

Nonrated senior subordinated notes at December 31, 2012 and 2011, consist of one obligation issued by a Wisconsin state chartered bank.

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2012

Securities available for sale

U.S. agency issued residential
collateralized mortgage obligations	$8,130	$50	$0	$0	$8,130	$50

Securities held to maturity

Obligations of states and political subdivisions	$5,639	$41	$0	$0	$5,639	$41
Nonrated trust preferred securities	316	66	0	0	316	66

Totals	$5,955	$107	$0	$0	$5,955	$107

2011

Securities available for sale

U.S. agency issued residential
mortgage backed securities	$2,441	$6	$0	$0	$2,441	$6
U.S. agency issued residential
collateralized mortgage obligations	1,300	7	0	0	1,300	7

Totals	$3,741	$13	$0	$0	$3,741	$13

Securities held to maturity

Obligations of states and political subdivisions	$156	$1	$1,138	$29	$1,294	$30
Nonrated trust preferred securities	0	0	450	195	450	195

Totals	$156	$1	$1,588	$224	$1,744	$225

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2012, 35 debt securities had unrealized losses with aggregate depreciation of 1.10% from the amortized cost basis, compared to 11 debt and equity securities which had unrealized losses with aggregate depreciation of 4.16% from the amortized cost basis at December 31, 2011. These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase or reclassification from available-for-sale to held-to-maturity classification and are not due to changes in the financial condition of the issuers. However, the unrealized loss on nonrated trust preferred securities is due to an increase in credit spreads for risk on such investments demanded in the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements. Since management does not intend to sell and has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities and senior subordinated notes at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,500	$5,500	$3,897	$3,908
Due after one year through five years	9,998	10,027	21,851	22,287
Due after five years through ten years	0	0	40,084	42,129
Due after ten years	0	0	3,990	4,040

Subtotals	15,498	15,527	69,822	72,364
Mortgage-backed securities and collateralized mortgage obligations	58,262	59,813	0	0

Totals	$73,760	$75,340	$69,822	$72,364

Securities with a fair value of $44,914 and $56,659 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

There were no sales of securities during 2012. During 2011, PSB realized a gain of $32 ($19 after tax expense) from the sale of its remaining investment in FNMA preferred stock generating proceeds of $37. There was no sale of securities during 2010. However, during 2010, PSB realized a loss of $20 ($12 after tax benefits) on recognition of other-than-temporary impairment to the amortized cost basis of its investment in FNMA preferred stock.

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

Scheduled amortization at December 31, 2012, of the remaining unrealized gain is as follows:

2013	$396
2014	335
2015	274
2016	194
2017	115
Thereafter	112

Total	$1,426

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 5	Loans

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2012	2011

Commercial, industrial, and municipal	$132,633	$127,192
Commercial real estate mortgage	183,818	184,360
Commercial construction and development	28,482	20,078
Residential real estate mortgage	105,579	78,114
Residential construction and development	15,247	13,419
Residential real estate home equity	21,756	23,193
Consumer and individual	4,715	3,732

Subtotals – Gross loans	492,230	450,088
Loans in process of disbursement	(7,039)	(4,787)

Subtotals – Disbursed loans	485,191	445,301
Net deferred loan costs	231	197
Allowance for loan losses	(7,431)	(7,941)

Net loans receivable	$477,991	$437,557

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest. The rate of interest on some of these loans is capped over the life of the loan. At December 31, 2012 and 2011, PSB held $5,954 and $4,846, respectively, of variable rate loans with interest rate caps. At December 31, 2012 and 2011, none of the loans had reached the interest rate cap.

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

	2012	2011

Loans outstanding at beginning	$9,958	$7,780
New loans	4,485	3,335
Repayments	(7,072)	(1,157)

Loans outstanding at end	$7,371	$9,958

At December 31, 2012 and 2011, PSB had total loans receivable of approximately $4,875 and $5,170, respectively, from one related party.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2012	2011	2010

Impaired loans without a valuation allowance	$3,410	$5,474	$8,773
Impaired loans with a valuation allowance	9,029	11,745	2,643

Total impaired loans before valuation allowances	12,439	17,219	11,416
Valuation allowance related to impaired loans	2,434	3,178	1,496

Net impaired loans	$10,005	$14,041	$9,920

	Years Ended December 31,
	2012	2011	2010

Average recorded investment, net of allowance for loan losses	$12,026	$12,965	$10,122

Interest income recognized	$569	$597	$421

Interest income recognized on a cash basis on impaired loans	$0	$0	$0

At December 31, 2012, $214 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans, while $211 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans at December 31, 2011.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2012 and 2011 were $7,715 and $7,974, respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2012 and 2011.

A summary analysis of the allowance for loan losses for the three years ended December 31 follows:

	2012	2011	2010

Balance, January 1	$7,941	$7,960	$7,611
Provision charged to operating expense	785	1,390	1,795
Recoveries on loans	37	178	19
Loans charged off	(1,332)	(1,587)	(1,465)

Balance, December 31	$7,431	$7,941	$7,960

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Detailed activity for the years ended December 31, 2012, 2011, and 2010, follows:

	2012
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,406	$3,175	$1,242	$118	$0	$7,941
Provision	(270)	142	877	36	0	785
Recoveries	6	4	21	6	0	37
Charge-offs	(128)	(518)	(629)	(57)	0	(1,332)

Ending balance	$3,014	$2,803	$1,511	$103	$0	$7,431

Individually evaluated for impairment	$1,327	$674	$407	$26	$0	$2,434

Collectively evaluated for impairment	$1,687	$2,129	$1,104	$77	$0	$4,997

Loans receivable (gross):

Individually evaluated for impairment	$5,263	$4,204	$2,946	$26	$0	$12,439

Collectively evaluated for impairment	$127,370	$208,096	$139,636	$4,689	$0	$479,791

	2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,862	$3,674	$211	$213	$0	$7,960
Provision	245	(269)	1,398	16	0	1,390
Recoveries	166	6	0	6	0	178
Charge-offs	(867)	(236)	(367)	(117)	0	(1,587)

Ending balance	$3,406	$3,175	$1,242	$118	$0	$7,941

Individually evaluated for impairment	$1,663	$885	$615	$15	$0	$3,178

Collectively evaluated for impairment	$1,743	$2,290	$627	$103	$0	$4,763

Loans receivable (gross):

Individually evaluated for impairment	$6,484	$8,063	$2,603	$69	$0	$17,219

Collectively evaluated for impairment	$120,708	$196,375	$112,123	$3,663	$0	$432,869

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2010
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,525	$3,706	$191	$189	$0	$7,611
Provision	784	416	474	121	0	1,795
Recoveries	7	0	8	4	0	19
Charge-offs	(454)	(448)	(462)	(101)	0	(1,465)

Ending balance	$3,862	$3,674	$211	$213	$0	$7,960

Individually evaluated for impairment	$1,126	$370	$0	$0	$0	$1,496

Collectively evaluated for impairment	$2,736	$3,304	$211	$213	$0	$6,464

Loans receivable (gross):

Individually evaluated for impairment	$5,222	$6,194	$0	$0	$0	$11,416

Collectively evaluated for impairment	$128,085	$192,739	$108,519	$3,929	$0	$433,272

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

The commercial credit exposure based on internally assigned credit grade at December 31, 2012 and 2011, follows:

	2012
		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$38	$0	$0	$0	$0	$38
Minimal risk (2)	16,360	20,193	305	559	1,575	38,992
Average risk (3)	51,846	103,454	22,573	3,336	12,550	193,759
Acceptable risk (4)	32,002	45,699	3,318	216	0	81,235
Watch risk (5)	8,271	8,291	1,757	0	0	18,319
Substandard risk (6)	617	2,179	327	0	0	3,123
Impaired loans (7)	5,109	4,002	202	154	0	9,467

Totals	$114,243	$183,818	$28,482	$4,265	$14,125	$344,933

	2011
		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$65	$0	$0	$0	$0	$65
Minimal risk (2)	10,404	21,922	205	534	1,660	34,725
Average risk (3)	54,387	103,614	12,981	1,088	6,153	178,223
Acceptable risk (4)	38,381	42,435	2,401	307	0	83,524
Watch risk (5)	7,054	7,972	2,903	0	0	17,929
Substandard risk (6)	675	1,005	937	0	0	2,617
Impaired loans (7)	6,456	7,412	651	28	0	14,547

Totals	$117,422	$184,360	$20,078	$1,957	$7,813	$331,630

The consumer credit exposure based on payment activity at December 31, 2012 and 2011, follows:

	2012
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$103,292	$21,250	$15,094	$4,689	$144,325
Impaired loans	2,287	506	153	26	2,972

Totals	$105,579	$21,756	$15,247	$4,715	$147,297

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2011
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$75,923	$22,925	$13,275	$3,663	$115,786
Impaired loans	2,191	268	144	69	2,672

Totals	$78,114	$23,193	$13,419	$3,732	$118,458

The payment age analysis of loans receivable disbursed at December 31, 2012 and 2011, follows:

	2012
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$375	$83	$1,795	$2,253	$111,990	$114,243	$0
Agricultural	0	154	0	154	4,111	4,265	0
Government	0	0	0	0	14,125	14,125	0

Commercial real estate:
Commercial real estate	936	76	1,028	2,040	181,778	183,818	0
Construction and development	0	20	0	20	25,340	25,360	0

Residential real estate:
Residential – Prime	950	274	1,344	2,568	103,011	105,579	0
Residential – HELOC	64	0	335	399	21,357	21,756	0
Construction and development	0	0	133	133	11,197	11,330	0

Consumer	21	3	15	39	4,676	4,715	0

Totals	$2,346	$610	$4,650	$7,606	$477,585	$485,191	$0

	2011
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$670	$25	$2,041	$2,736	$114,686	$117,422	$0
Agricultural	0	0	0	0	1,957	1,957	0
Government	0	0	0	0	7,813	7,813	0

Commercial real estate:
Commercial real estate	542	0	1,229	1,771	182,589	184,360	0
Construction and development	0	0	145	145	17,195	17,340	0

Residential real estate:
Residential – Prime	1,127	173	1,144	2,444	75,670	78,114	0
Residential – HELOC	255	5	129	389	22,804	23,193	0
Construction and development	0	35	77	112	11,258	11,370	0

Consumer	11	0	54	65	3,667	3,732	0

Totals	$2,605	$238	$4,819	$7,662	$437,639	$445,301	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The impaired loans at December 31, 2012 and 2011, and during the years then ended, by loan class, follows:

	2012
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,483	$0	$1,483	$1,545	$88
Commercial real estate	1,103	0	1,103	2,405	194
Commercial construction and development	0	0	0	0	33
Agricultural	0	0	0	0	0
Residential – Prime	824	0	824	493	9
Residential – HELOC	0	0	0	0	3
Residential construction and development	0	0	0	0	0
Consumer	0	0	0	0	0

With an allowance recorded:

Commercial and industrial	$3,626	$1,287	$2,339	$2,777	$62
Commercial real estate	2,899	643	2,256	2,634	105
Commercial construction and development	202	31	171	316	21
Agricultural	154	40	114	57	10
Residential – Prime	1,463	277	1,186	1,384	22
Residential – HELOC	506	126	380	259	15
Residential construction and development	153	4	149	129	5
Consumer	26	26	0	27	2

Totals:

Commercial and industrial	$5,109	$1,287	$3,822	$4,322	$150
Commercial real estate	4,002	643	3,359	5,039	299
Commercial construction and development	202	31	171	316	54
Agricultural	154	40	114	57	10
Residential – Prime	2,287	277	2,010	1,877	31
Residential – HELOC	506	126	380	259	18
Residential construction and development	153	4	149	129	5
Consumer	26	26	0	27	2
98

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2011
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,606	$0	$1,606	$2,409	$51
Commercial real estate	3,706	0	3,706	4,515	204
Commercial construction and development	0	0	0	120	0
Agricultural	0	0	0	150	0
Residential – Prime	162	0	162	396	1
Residential – HELOC	0	0	0	23	0
Residential construction and development	0	0	0	12	0
Consumer	0	0	0	11	0

With an allowance recorded:

Commercial and industrial	$4,850	$1,635	$3,215	$2,050	$93
Commercial real estate	3,706	694	3,012	1,637	154
Commercial construction and development	651	191	460	386	23
Agricultural	28	28	0	5	2
Residential – Prime	2,029	448	1,581	1,041	53
Residential – HELOC	268	131	137	99	9
Residential construction and development	144	36	108	74	5
Consumer	69	15	54	37	2

Totals:

Commercial and industrial	$6,456	$1,635	$4,821	$4,459	$144
Commercial real estate	7,412	694	6,718	6,152	358
Commercial construction and development	651	191	460	506	23
Agricultural	28	28	0	155	2
Residential – Prime	2,191	448	1,743	1,437	54
Residential – HELOC	268	131	137	122	9
Residential construction and development	144	36	108	86	5
Consumer	69	15	54	48	2

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The loans on nonaccrual status at December 31, follows:

	2012	2011

Commercial:
Commercial and industrial	$3,023	$4,309
Agricultural	154	0

Commercial real estate:
Commercial real estate	2,001	1,585
Construction and development	1	148

Residential real estate:
Residential – Prime	2,021	1,640
Residential – HELOC	365	159
Construction and development	133	78

Consumer	17	55

Totals	$7,715	$7,974

The following table presents information concerning modifications of troubled debt made during 2012 and 2011:

			Postmodification
		Premodification	Outstanding
		Outstanding	Recorded
	Number of	Recorded	Investment
As of December 31, 2012	contracts	Investment	at Period-End

Commercial and industrial	6	$661	$614
Commercial and real estate	3	603	570
Residential real estate	1	121	89

During the year ended December 31, 2012, approximately $328, or 24%, of the modified loan principal was restructured to convert the payments from amortizing principal payments to interest only payments, $379, or 27%, was restructured to capitalize unpaid property taxes, and $678, or 49%, was modified to extend amortization periods or to lower the existing interest rate. No loan principal was charged off or forgiven in connection with the modifications. At December 31, 2012, specific loan loss reserves maintained on loans modified or restructured during the year ended December 31, 2012, totaled $254.

The following table outlines past troubled debt restructurings that subsequently defaulted during 2012 when the default occurred within 12 months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

	Number of	Recorded
	Contracts	Investment
Commercial and industrial	2	$ 0
Commercial real estate	1	45

The contracts noted above were originally restructured primarily to lower the interest rate and convert payments to interest only. Collateral supporting the modified loans was in the process of foreclosure at period-end. No specific loan loss reserves were maintained on these impaired loans at December 31, 2012.

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

During the year ended December 31, 2011, approximately $4,264, or 75%, of the modified loan principal was restructured to convert the payments from amortizing principal payments to interest only payments. The remaining modified principal of $1,414 was modified to extend amortization periods or to lower the existing interest rate. No loan principal was charged off or forgiven in connection with the modifications. At December 31, 2011, specific loan loss reserves maintained on loans modified or restructured during the year ended December 31, 2011, totaled $386.

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

Under a secondary market loan servicing program with the FHLB, in exchange for a monthly fee, PSB provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2012, PSB serviced payments on $36,023 of first lien residential loan principal under these terms for the FHLB. At December 31, 2012, the maximum PSB obligation for such guarantees would be approximately $1,945 if total foreclosure losses on the entire pool of loans exceed approximately $1,765. Management believes the likelihood of reimbursement for loss payable to the FHLB beyond the monthly credit enhancement fee is remote. PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible losses.

At December 31, 2012, PSB had originated and sold $5,438 of commercial and commercial real estate loans to other participating financial institutions to accommodate customer credit needs and maintain compliance with internal and external large borrower limits. Likewise, at December 31, 2012, PSB had purchased $20,601 of commercial and commercial real estate loans originated by other Wisconsin-based financial institutions as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers. PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB, and no servicing right asset or liability has been recognized on these relationships. Any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

NOTE 6	Foreclosed Assets

A summary of activity in foreclosed assets for the period ended December 31 is as follows:

	2012	2011	2010

Balance at beginning of year	$2,939	$4,967	$3,776
Transfer of loans at net realizable value to foreclosed assets	1,295	1,006	3,030
Sale proceeds	(1,527)	(987)	(897)
Loans made on sale of foreclosed assets	(490)	(1,075)	(557)
Net gain from sale of foreclosed assets	42	20	20
Provision for write-down charged to operations	(485)	(992)	(405)

Balance at end of year	$1,774	$2,939	$4,967

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Net gain and loss from the sale of foreclosed assets as well as the provision to expense for the partial write-down of foreclosed assets prior to sale are recorded as loss on foreclosed assets. Loss on foreclosed assets also includes periodic holding costs related to foreclosed assets. The total loss on foreclosed assets was $573, $1,197, and $849 during the years ended 2012, 2011, and 2010, respectively.

NOTE 7	Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $269,554 and $261,811 at December 31, 2012 and 2011, respectively. The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total

Balance at January 1, 2010	$1,229	($82)	$1,147

Additions from originated servicing	550	0	550
Amortization charged to earnings	(476)	0	(476)
Change in valuation allowance charged to earnings	0	(121)	(121)

Balance at December 31, 2010	1,303	(203)	1,100

Additions from originated servicing	419	0	419
Amortization charged to earnings	(436)	0	(436)
Change in valuation allowance creditd to earnings	0	122	122

Balance at December 31, 2011	1,286	(81)	1,205

Additions from originated servicing	774	0	774
Amortization charged to earnings	(547)	0	(547)
Change in valuation allowance charged to earnings	0	(199)	(199)

Balance at December 31, 2012	$1,513	($280)	$1,233

The table below summarizes the components of PSB’s mortgage banking income for the three years ended December 31.

	Years Ending December 31,
	2012	2011	2010

Cash gain on sale of mortgage loans	$1,113	$642	$861
Originated mortgage servicing rights	774	419	550
Increase in accrued mortgage rate lock commitments	31	3	51

Gain on sale of mortgage loans	1,918	1,064	1,462

Mortgage servicing fee income	649	645	578
Foreclosure servicing credit losses	(28)	(38)	0
FHLB credit enhancement fee income	2	16	29
Amortization of mortgage servicing rights	(547)	(436)	(476)
Decrease (increase) in servicing right valuation allowance	(199)	122	(121)

Loan servicing fee income, net	(123)	309	10

Mortgage banking income, net	$1,795	$1,373	$1,472

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 8	Premises and Equipment

The composition of premises and equipment at December 31 follows:

	2012	2011

Land	$2,306	$2,235
Buildings and improvements	9,596	9,211
Furniture and equipment	4,690	4,618

Total cost	16,592	16,064
Less – Accumulated depreciation and amortization	6,352	6,136

Totals	$10,240	$9,928

Depreciation and amortization charged to operating expenses amounted to $659 in 2012, $673 in 2011, and $827 in 2010.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease. The noncancelable branch location lease expires in May 2014. The lease is classified as operating. Future minimum payments under the noncancelable lease total $57 during 2013 and $24 during 2014.

Rental expense for all operating leases was $72, $69, and $67, for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 9	Deposits

The distribution of deposits at December 31 is as follows:

	2012	2011

Non-interest-bearing demand	$89,819	$75,298
Interest-bearing demand (NOWs)	131,404	108,894
Savings	53,799	28,056
Money market	124,501	102,993
Retail and local time	111,462	91,702
Wholesale market and national time	54,457	74,566

Total deposits	$565,442	$481,509

The scheduled maturities of time deposits at December 31, 2012, are summarized as follows:

2013	$98,920
2014	26,566
2015	20,833
2016	12,531
2017	7,069

Total	$165,919

Time deposits with individual balances of $100 and over totaled $102,424 and $119,780 at December 31, 2012 and 2011, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2012 and 2011 totaled $9,311 and $7,941, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 10	Federal Home Loan Bank Advances

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2012

Fixed rate, interest only	2013	2.58%-3.75%	3.09%	$8,075
Variable rate, interest only	2013	1.13%	1.13%	6,000
Fixed rate, interest only	2014	2.69%-3.45%	3.18%	31,049
Variable rate, interest only	2014	1.40%	1.40%	5,000

Totals			2.74%	$50,124

2011

Fixed rate, interest only	2013	2.58%-3.75%	3.09%	$8,075
Variable rate, interest only	2013	1.25%	1.25%	6,000
Fixed rate, interest only	2014	2.69%-3.45%	3.18%	31,049
Variable rate, interest only	2014	1.52%	1.52%	5,000

Totals			2.77%	$50,124

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. PSB may draw upon an FHLB open line of credit up to approximately 65% of unencumbered one- to four-family residential first mortgage loans and 40% of residential junior mortgage loans pledged as collateral out of its portfolio. The FHLB advances are also secured by $2,506 of FHLB stock owned by PSB at December 31, 2012. PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $90,867 based on pledged performing residential real estate mortgage collateral totaling $153,154 as of December 31, 2012. At December 31, 2012, PSB’s available and unused portion of this line of credit totaled approximately $38,797. PSB also has, under a current agreement with the FHLB, an ability to borrow up to $44,634 by pledging securities.

At December 31, 2012, FHLB advances drawn by PSB totaling greater than $50,124 would require PSB to purchase additional shares of FHLB capital stock. Transfer of FHLB stock is substantially restricted.

NOTE 11	Other Borrowings

Other borrowings consist of the following obligations at December 31 as follows:

	2012	2011

Short-term repurchase agreements	$7,228	$6,191
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$20,728	$19,691

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $21,931 and $22,977 at December 31, 2012 and 2011, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following information relates to securities sold under repurchase agreements for the years ended December 31:

	2012	2011

As of end of year:
Weighted average rate	2.81%	2.98%
For the year:
Highest month-end balance	$20,728	$32,644
Daily average balance	$19,190	$24,499
Weighted average rate	3.11%	2.63%

The wholesale structured repurchase agreements are with JP Morgan Chase Bank N.A. and carry fixed rates. The repurchase agreements may be put back by the issuer to PSB for repayment on a quarterly basis. The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2012:

Maturity Date	Current Rate	Amount

November 1, 2014	4.335%	$8,000
November 1, 2017	4.090%	5,500

Totals	4.235%	$13,500

PSB has an agreement with the Federal Reserve to participate in their “Borrower in Custody” program in which performing commercial and commercial real estate loans may be pledged against short-term Discount Window advances. At December 31, 2012, the maximum amount of available advances from the Discount Window totaled $100,000, subject to available collateral pledged under the Borrower in Custody program or pledge of qualifying investment securities. At December 31, 2012, PSB had pledged $91,549 of commercial purpose loans in the program, which permitted Discount Window advances up to $70,141 against this collateral. No investment securities were pledged against the line at December 31, 2012. There were no Discount Window advances outstanding at December 31, 2012 or 2011.

PSB maintains a line of credit at the parent holding company level with Bankers’ Bank, Madison, Wisconsin, for advances up to $3,000 which expires on December 30, 2013, and is secured by a pledge of PSB Holdings, Inc.’s investment in the common stock of Peoples State Bank. The line carries a variable rate of interest based on changes in the three-month London InterBank Offered Rate (LIBOR). As of December 31, 2012 and 2011, no advances were outstanding on the line of credit. Draws on the line of credit are subject to several restrictive covenants including minimum regulatory capital ratios, minimum capital and loan loss allowances to nonperforming assets, and minimum loan loss allowances to nonperforming assets. PSB did not violate any of the covenants at December 31, 2012 or 2011.

NOTE 12	Senior Subordinated Notes

During 2009, PSB issued $7,000 of Senior Subordinated Notes (the “Notes”) on a private placement basis. The Notes carry a fixed interest rate of 8.00% paid quarterly and mature on July 1, 2019. Under current banking regulatory capital rules, the Notes qualified as Tier 2 regulatory equity capital at December 31, 2012 and 2011. Total interest expense on the Notes was $578 during 2012 and $567 during 2011 and 2010. Notes held by related parties including directors, their families, or significant shareholders totaled $3,250 at December 31, 2012.

On February 1, 2013, PSB elected to prepay the Notes in full with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt includes $4,000 of privately placed notes carrying a 3.75% fixed interest rate with interest only payments, due in 2018, and $2,000 in a fully amortizing term note with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest and maturing in 2015. The $4,000 of new debt is held by related parties, including directors and a significant shareholder. The $6,000 in new subordinated debt will not qualify as Tier 2 regulatory capital.

NOTE 13	Junior Subordinated Debentures

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005. The subordinated debentures mature in 2035 and carried a fixed rate of interest of 5.82% during the five-year period ending September 2010. The debentures currently pay a variable rate of interest based on changes in the three-month LIBOR plus 1.70%, adjusted quarterly. During 2010, PSB entered into a cash flow hedge to fix the payments of interest (excluding the credit spread) on the debentures for a seven-year period ending September 2017 at a rate of 2.72%. Including the credit spread, the net interest due on the notes until September 2017 will be equal to a fixed rate of 4.42%. Total interest expense on the junior subordinated debentures was $342 in 2012, $341 in 2011, and $420 in 2010. The subordinated debentures may be called by PSB in part or in full on a quarterly basis.

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

NOTE 14	Derivative Instruments and Hedging Activities

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

As of December 31, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

	2012	2011
Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.31%	0.55%
Maturity	9/15/17	9/15/17
Unrealized loss (fair value)	$699	$576

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity in 2012 or 2011. Risk management results for the year ended December 31, 2012, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness. At December 31, 2012, the fair value of the interest rate swap of $699 was recorded in other liabilities. Net unrealized losses on the derivative instrument recognized in other comprehensive income during the year ended December 31, 2012, totaled $179, net of tax. The net amount of other comprehensive loss reclassified into interest expense during the year ended December 31, 2012 was $104, net of tax. As of December 31, 2012, approximately $182 of losses reported in other comprehensive income related to the interest rate swap ($111 after tax benefits) are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending December 31, 2013. The interest rate swap agreement was secured by cash and cash equivalents of $850 and $680 at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designed as hedges.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, the following floating interest rate swaps were outstanding with customers:

	2012	2011

Notional amount	$14,979	$14,324
Receive fixed rate (average)	1.99%	2.05%
Pay variable rate (average)	0.21%	0.29%
Maturity	3/2015-10/2021	3/2015-10/2021
Weighted average remaining term	3.9 years	4.9 years
Unrealized gain fair value	$673	$555

At December 31, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	2012	2011

Notional amount	$14,979	$14,324
Pay fixed rate (average)	1.99%	2.05%
Receive variable rate (average)	0.21%	0.29%
Maturity	3/2015-10/2021	3/2015-10/2021
Weighted average remaining term	3.9 years	4.9 years
Unrealized loss fair value	($673)	($555)

NOTE 15	Retirement Plans and Other Postretirement Benefits

PSB has established a 401(k) profit sharing plan for its employees. PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary. PSB also may declare a discretionary profit sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2012, 2011, and 2010 was $509, $470, and $446, respectively.

PSB maintains deferred compensation agreements with certain executives and directors. PSB matches 20% of the amount of employees' salary deferrals up to the first 15% of pay deferred. PSB directors may elect to defer earned directors’ fees into a separate deferred directors’ fees plan. No PSB match is made on deferred directors’ fees. Cumulative deferred balances earn a crediting rate generally equal to 100% of PSB’s return on average equity subject to a maximum crediting rate of 15% per year. The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15 years following each participant’s normal retirement date. PSB is accruing this liability over the participant’s remaining periods of service. The liability outstanding under the agreements was $2,855 and $2,378 at December 31, 2012 and 2011, respectively. The amount charged to operations was $301, $232, and $215 for 2012, 2011, and 2010, respectively.

PSB maintains an unfunded, postretirement health care benefit plan for certain currently retired bank officers and their spouses. Benefits were earned by these participants prior to their retirement and prior to curtailments of the plan during 2003 and 2005. Under the plan, PSB pays 30% to 50% of health insurance premiums depending on years of service at retirement. Plan benefits for these retired officers and spouses continue until the officer’s death. No current employees are eligible for benefits under this plan. At December 31, 2012, there were two retirees receiving benefits. The liability for future postretirement health care benefits was $39 and $78 at December 31, 2012 and 2011, respectively. Postretirement health care benefit plan (income) expense was ($34), ($25), and $0 in 2012, 2011, and 2010, respectively.

NOTE 16	Self-Funded Health Insurance Plan

PSB has established an employee medical benefit plan to self-insure claims up to $55 per year for each individual with no stop-loss per year for participants in the aggregate. The self-insured stop-loss increases to $65 per year during 2013. PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $84 and $68 as of December 31, 2012 and 2011, respectively. Health and dental insurance expense recorded in 2012, 2011, and 2010, was $1,078, $852, and $941, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 17	Income Taxes

The components of the provision for income taxes are as follows:

	2012	2011	2010

Current income tax provision:
Federal	$1,600	$1,915	$1,688
State	535	606	600

Total current	2,135	2,521	2,288

Deferred income tax provision (benefit):
Federal	330	(60)	(220)
State	70	(40)	(80)

Total deferred	400	(100)	(300)

Total provision for income taxes	$2,535	$2,421	$1,988

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:

	2012		2011		2010
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$2,905	34.0	$2,627	34.0	$2,292	34.0
Increase (decrease)in taxes resulting from:
Tax-exempt interest	(778)	(9.1)	(480)	(6.2)	(527)	(7.8)
Bank-owned life insurance	(138)	(1.6)	(141)	(1.8)	(139)	(2.1)
State income tax	399	4.7	374	4.8	343	5.1
Merger-related expenses	73	1.0	0	0.0	0	0.0
Other	74	1.0	41	0.5	19	0.3

Provision for income taxes	$2,535	30.0	$2,421	31.3	$1,988	29.5

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities. The major components of the net deferred tax assets are as follows:

	2012	2011

Deferred tax assets:
Allowance for loan losses	$2,821	$3,129
Deferred compensation and directors’ fees	1,189	971
Investment securities	13	26
Loans receivable	47	0
Deposits	23	0
Accrued interest receivable	125	89
Foreclosed assets	228	543
Interest rate swaps	273	225
Other	58	40

Gross deferred tax assets	4,777	5,023

Deferred tax liabilities:
Premises and equipment	864	669
Mortgage servicing rights	521	475
FHLB stock	240	326
Unrealized gain on securities available for sale	1,190	1,488
Deferred net loan origination costs	98	85
Prepaid expenses	181	243

Gross deferred tax liabilities	3,094	3,286

Net deferred tax asset	$1,683	$1,737

At December 31, 2012, federal tax returns remained open for Internal Revenue Service (IRS) review for tax years after 2008, while state tax returns remain open for review by state taxing authorities for tax years after 2007. There were no federal or state income tax audits being conducted at December 31, 2012.

The following table presents income tax effects on items of comprehensive income (loss) for the years ended December 31:

	2012		2011		2010
	Pretax	Income Tax	Pretax	Income Tax	Pretax	Income Tax
	Inc.(Exp.)	Exp.(Credit)	Inc.(Exp.)	Exp.(Credit)	Inc.(Exp.)	Exp.(Credit)

Unrealized gain (loss) on securities
available for sale	($310)	($119)	$180	$71	$1,398	$551
Reclassification adjustment for net
security (gain) loss included in net income	0	0	(32)	(13)	20	8
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income	(452)	(178)	(516)	(168)	(152)	(60)
Unrealized loss on interest rate swap	(295)	(116)	(734)	(287)	(79)	(31)
Reclassification adjustment of interest rate
swap settlements included in earnings	172	68	183	72	54	21

Totals	($885)	($345)	($919)	($325)	$1,241	$489

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 18	Commitments, Contingencies, and Credit Risk

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

	2012	2011

Commitments to extend credit – Fixed and variable rates	$74,121	$68,491
Commercial standby letters of credit – Variable rate	4,951	3,627
Unused home equity lines of credit – Variable rate	22,999	23,702
Unused credit card commitments – Variable rate	3,217	2,862
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	1,945	1,945

Totals	$107,233	$100,627

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

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to various secondary market agency providers, PSB enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and PSB receives an agency fee reported as a component of gain on sale of loans. PSB had approximately $10,123 and $6,704 in firm commitments outstanding to deliver loans through the Program at December 31, 2012 and 2011, respectively, from rate lock commitments made with customers. Once delivered to the Program, until November 2008, PSB provided a contractually agreed-upon credit enhancement with the commitment to perform servicing of the loans. Under the credit enhancement, PSB is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. PSB receives a fee for this credit enhancement. PSB does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees. PSB no longer delivers loans to the FHLB or other secondary market agency providers that require a credit enhancement guarantee.

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

NOTE 19	Stock Based Compensation

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders, and the last outstanding option shares were exercised during 2012. No stock option plan expense was recorded in the three years ended December 31, 2012. The following table summarizes information regarding stock options outstanding at December 31, 2012, and activity during the three years ended December 31, 2012, 2011, and 2010.

		Weighted
		Average
	Shares	Price

January 1, 2010	4,495	$15.20
Options granted	0	0.00
Options exercised	0	0.00
Option forfeited	(668)	15.09

December 31, 2010	3,827	15.23
Options granted	0	0.00
Options exercised	(2,952)	15.09
Option forfeited	(287)	15.08

December 31, 2011	588	16.03
Options granted	0	0.00
Options exercised	(588)	16.03
Option forfeited	0	0.00

December 31, 2012	0	$0.00

PSB granted shares of restricted stock to certain employees having a market value of $200, $200, and $75 during 2012, 2011, and 2010, respectively. The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings since significantly all restricted shares are expected to vest to employees. As of December 31, 2012, 30,409 shares of restricted stock remained unvested. Unvested shares are subject to forfeiture upon employee termination.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following table summarizes information regarding unvested restricted stock and shares outstanding during the three years ended December 31, 2012, 2011, and 2010.

	Unvested	Weighted Average
	Shares	Grant Value

January 1, 2010	15,045	$16.61
Restricted shares granted	5,232	14.33
Restricted shares vested	(825)	(24.31)

December 31, 2010	19,452	15.68
Restricted shares granted	9,130	21.90
Restricted shares vested	(3,010)	(16.62)

December 31, 2011	25,572	17.79
Restricted shares granted	8,895	22.48
Restricted shares vested	(4,058)	(16.08)

December 31, 2012	30,409	$19.39

During 2012, total compensation expense of $105 (before tax benefits of $41) was recorded from amortization of restricted shares expected to vest. During 2011, total compensation expense of $78 (before tax benefits of $31) was recorded from amortization of restricted shares expected to vest. During 2010, total compensation expense of $43 (before tax benefits of $17) was recorded from amortization of restricted shares expected to vest. Future projected compensation expense (before tax benefits) assuming all restricted shares eventually vest to employees would be as follows:

2013	$125
2014	125
2015	95
2016	80
2017	40

Total	$465

NOTE 20	Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2012, the most recent regulatory financial report categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Total capital (to risk weighted assets):
Consolidated	$73,636	14.87%	$39,615	8.00%	N/A	N/A
Peoples State Bank	$71,032	14.36%	$39,572	8.00%	$49,465	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$60,430	12.20%	$19,813	4.00%	N/A	N/A
Peoples State Bank	$64,834	13.11%	$19,782	4.00%	$29,672	6.00%

Tier I capital (to average assets):
Consolidated	$60,430	8.76%	$27,594	4.00%	N/A	N/A
Peoples State Bank	$64,834	9.35%	$27,736	4.00%	$34,671	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets):
Consolidated	$68,552	14.99%	$36,595	8.00%	N/A	N/A
Peoples State Bank	$65,751	14.39%	$36,560	8.00%	$45,700	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$55,807	12.20%	$18,298	4.00%	N/A	N/A
Peoples State Bank	$60,011	13.13%	$18,280	4.00%	$27,420	6.00%

Tier I capital (to average assets):
Consolidated	$55,807	9.27%	$24,083	4.00%	N/A	N/A
Peoples State Bank	$60,011	9.99%	$24,037	4.00%	$30,047	5.00%

NOTE 21	Earnings Per Share

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Unvested but issued restricted shares are considered to be outstanding shares and used to calculate the weighted average number of shares outstanding and determine net book value per share. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. On June 19, 2012, PSB declared a 5% stock dividend to shareholders of record July 16, 2012, which was paid in the form of additional common stock on July 30, 2012. All references in the accompanying consolidated financial statements and footnotes to the number of common shares and per share amounts have been restated to reflect the 5% stock dividend for all periods shown. The computation of earnings per share for the years ended December 31 are as follows:

	2012	2011	2010

Weighted average shares outstanding	1,663,147	1,652,861	1,642,469
Effect of dilutive stock options outstanding	58	858	912

Diluted weighted average shares outstanding	1,663,205	1,653,719	1,643,381

Basic earnings per share	$3.61	$3.21	$2.89

Diluted earnings per share	$3.61	$3.21	$2.89

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 22	Restrictions on Retained Earnings

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB. At December 31, 2012, management believes that maintaining the regulatory framework of the Bank at the well-capitalized level will effectively restrict potential dividends from the Bank to an amount less than $21,567. Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator, and the Wisconsin Department of Financial Institutions, the Bank’s primary state regulator. Because 2012 Bank dividends paid to PSB exceeded 2012 Bank net income, the Bank may not pay dividends to PSB in excess of net income during 2013 or 2014 without prior approval.

NOTE 23	Fair Value Measurements

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

Nonrated commercial paper is not traded on an active market. However, the original term of each investment is 60 days or less and carries a market rate of interest adjusted for risk. Due to the absence of credit concerns and the short duration, historical cost is assumed to approximate fair value of this investment.

At December 31, 2012 and 2011, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin, that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which PSB maintains mortgage servicing rights. Therefore, declining long-term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at December 31, 2012, used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	59.90%
Weighted average prepayment speed: PSA	1300.04%
Weighted average cash flow discount rate	8.19%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

Mortgage rate lock commitments – The fair value of mortgage rate lock commitments is measured on a recurring basis. Fair value is based on current secondary market pricing for delivery of similar loans and the value of OMSR on loans expected to be delivered, which is considered a Level 2 fair value measurement.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets and	Markets for	Other	Significant
	Liabilities	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2012
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$10,027	$0	$10,027	$0
U.S. agency issued residential MBS and CMO	59,640	0	59,640	0
Privately issued residential MBS and CMO	173	0	173	0
Nonrated commercial paper	5,500	0	5,500	0
Equity securities	47	0	0	47

Total securities available for sale	75,387	0	75,340	47
Loans held for sale	884	0	884	0
Mortgage rate lock commitments	91	0	91	0
Interest rate swap agreements	673	0	673	0

Total assets	$77,035	$0	$76,988	$47

Liabilities – Interest rate swap agreements	$1,372	$0	$1,372	$0

2011
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$518	$0	$518	$0
U.S. agency issued residential MBS and CMO	58,389	0	58,389	0
Privately issued residential MBS and CMO	429	0	429	0
Other equity securities	47	0	0	47

Total securities available for sale	59,383	0	59,336	47
Loans held for sale	39	0	39	0
Mortgage rate lock commitment	60	0	60	0
Interest rate swap agreements	555	0	555	0

Total assets	$60,037	$0	$59,900	$47

Liabilities – Interest rate swap agreements	$1,131	$0	$1,131	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The reconciliation of fair value measurements using significant unobservable inputs during the years ended December 31 is as follows:

Securities
Available
for Sale

Balance at January 1, 2011:	$51
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	(4)

Balance at December 31, 2011	$47

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2011	$0

Balance at January 1, 2012:	$47
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	0

Balance at December 31, 2012	$47

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2012	$0

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31 follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2012
Assets:
Impaired loans	$2,973	$0	$328	$2,645
Foreclosed assets	1,774	0	752	1,022
Mortgage servicing rights	1,233	0	0	1,233

Total assets	$5,980	$0	$1,080	$4,900

2011
Assets:
Impaired loans	$4,086	$0	$0	$4,086
Foreclosed assets	2,939	0	587	2,352
Mortgage servicing rights	1,205	0	0	1,205

Total assets	$8,230	$0	$587	$7,643

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2012, loans with a carrying amount of $3,955 were considered impaired and were written down to their estimated fair value of $2,973 net of a valuation allowance of $982. At December 31, 2011, loans with a carrying amount of $5,306 were considered impaired and were written down to their estimated fair value of $4,086, net of a valuation allowance of $1,220. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At December 31, 2012, mortgage servicing rights with a carrying amount of $1,513 were considered impaired and were written down to their estimated fair value of $1,233, resulting in an impairment allowance of $280. At December 31, 2011, mortgage servicing rights with a carrying amount of $1,286 were considered impaired and were written down to their estimated fair value of $1,205, resulting in an impairment allowance of $81. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

In 2012, foreclosed assets with a fair value of $1,295 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. During 2012, foreclosed assets with a carrying amount of $2,259 were written down to a fair value of $1,774, less costs to sell. As a result, an impairment charge of $485 was included in earnings for the year ended December 31, 2012.

In 2011, foreclosed assets with a fair value of $1,006 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. During 2011, foreclosed assets with a carrying amount of $3,931 were written down to a fair value of $2,939, less costs to sell. As a result, an impairment charge of $992 was included in earnings for the year ended December 31, 2011.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	December 31, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:

Cash and cash equivalents	$48,847	$48,847	$48,847	$0	$0
Securities	145,209	147,751	0	145,795	1,956
Bank certificates of deposit	4,465	4,538	0	0	4,538
Net loans receivable and loans held for sale	478,875	484,925	0	1,212	483,713
Accrued interest receivable	2,157	2,157	0	0	2,157
Mortgage servicing rights	1,233	1,233	0	0	1,233
Mortgage rate lock commitments	91	91	0	91	0
FHLB stock	2,506	2,506	0	0	2,506
Cash surrender value of life insurance	11,813	11,813	11,813	0	0
Interest rate swap agreements	673	673	0	673	0

Financial liabilities:

Deposits	$565,442	$568,014	$0	$0	$568,014
FHLB advances	50,124	51,590	0	51,590	0
Other borrowings	20,728	22,118	0	14,890	7,228
Senior subordinated notes	7,000	7,000	0	0	7,000
Junior subordinated debentures	7,732	4,911	0	0	4,911
Interest rate swap agreements	1,372	1,372	0	1,372	0
Accrued interest payable	697	697	0	0	697

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	December 31, 2011
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:

Cash and cash equivalents	$38,205	$38,205	$38,205	$0	$0
Securities	108,677	110,134	0	108,346	1,788
Bank certificates of deposit	2,484	2,577	0	0	2,577
Net loans receivable and loans held for sale	437,596	444,799	0	39	444,760
Accrued interest receivable	2,068	2,068	0	0	2,068
Mortgage servicing rights	1,205	1,205	0	0	1,205
Mortgage rate lock commitments	60	60	0	60	0
FHLB stock	3,250	3,250	0	0	3,250
Cash surrender value of life insurance	11,406	11,406	11,406	0	0
Interest rate swap agreements	555	555	0	555	0

Financial liabilities:

Deposits	$481,509	$484,640	$0	$0	$484,640
FHLB advances	50,124	52,547	0	52,547	0
Other borrowings	19,691	21,454	0	15,163	6,291
Senior subordinated notes	7,000	7,120	0	0	7,120
Junior subordinated debentures	7,732	4,849	0	0	4,849
Interest rate swap agreements	1,131	1,131	0	1,131	0
Accrued interest payable	623	623	0	0	623

NOTE 24	Condensed Parent Company Only Financial Statements

The following are condensed balance sheets as of December 31, 2012 and 2011, and condensed statements of income and cash flows for the years ended December 31, 2012, 2011, and 2010, for PSB Holdings, Inc.

Balance Sheets

December 31, 2012 and 2011

Assets	2012	2011

Cash and due from banks	$2,325	$3,108
Investment in Peoples State Bank	66,777	62,417
Other assets	952	884

TOTAL ASSETS	$70,054	$66,409

Liabilities and Stockholders’ Equity

Accrued dividends payable	$0	$583
Senior subordinated notes	7,000	7,000
Junior subordinated debentures	7,732	7,732
Other liabilities	875	732
Total stockholders’ equity	54,447	50,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,054	$66,409

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Income

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Income:
Dividends from Peoples State Bank	$7,700	$2,875	$2,525
Dividends from other investments	5	6	13
Interest	10	6	4

Total income	7,715	2,887	2,542

Expenses:
Interest expense on senior subordinated notes	578	567	567
Interest expense on junior subordinated debentures	342	341	420
Transfer agent and shareholder communication	68	38	31
Other	348	95	73

Total expenses	1,336	1,041	1,091

Income before income taxes and equity in undistributed net income of Peoples State Bank	6,379	1,846	1,451
Recognition of income tax benefit	431	402	420

Net income before equity in undistributed net income of Peoples State Bank	6,810	2,248	1,871
Equity in undistributed net income of Peoples State Bank	(801)	3,057	2,883

Net income	$6,009	$5,305	$4,754

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$6,009	$5,305	$4,754
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	801	(3,057)	(2,883)
(Increase) decrease in other assets	(21)	5	(55)
(Decrease) increase in other liabilities	(2)	28	(3)
(Decrease) increase in dividends payable	(583)	20	17

Net cash provided by operating activities	6,204	2,301	1,830

Cash flows from investing activities:
Purchase Marathon State Bank common stock	(5,482)	0	0
Investment in Peoples State Bank	(5)	0	0

Net cash used in investing activities	(5,487)	0	0

Cash flows from financing activities:
Proceeds from exercise of stock options	9	45	0
Dividends declared	(1,247)	(1,168)	(1,128)
Purchase of treasury stock	(262)	0	0

Net cash used in financing activities	(1,500)	(1,123)	(1,128)

Net increase (decrease) in cash and due from banks	(783)	1,178	702
Cash and due from banks at beginning	3,108	1,930	1,228

Cash and due from banks at end	$2,325	$3,108	$1,930

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 25	Summary of Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2012

Interest income	$6,695	$6,679	$6,933	$6,937
Interest expense	1,879	1,799	1,770	1,643
Net interest income	4,816	4,880	5,163	5,294
Provision for loan losses	160	165	0	460
Noninterest income	1,242	2,323	1,444	1,559
Net income	1,180	1,918	1,226	1,685
Basic earnings per share*	0.70	1.15	0.74	1.01
Diluted earnings per share*	0.70	1.15	0.74	1.01

2011

Interest income	$7,043	$7,113	$7,095	$7,063
Interest expense	2,279	2,247	2,228	2,003
Net interest income	4,764	4,866	4,867	5,060
Provision for loan losses	360	430	360	240
Noninterest income	1,397	1,197	1,367	1,376
Net income	1,285	1,226	1,394	1,400
Basic earnings per share*	0.78	0.74	0.85	0.85
Diluted earnings per share*	0.78	0.74	0.84	0.85

2010

Interest income	$7,214	$7,473	$7,612	$7,366
Interest expense	2,829	2,678	2,593	2,466
Net interest income	4,385	4,795	5,019	4,900
Provision for loan losses	460	585	510	240
Noninterest income	1,091	1,297	1,463	1,512
Net income	881	1,208	1,331	1,334
Basic earnings per share*	0.53	0.73	0.81	0.81
Diluted earnings per share*	0.53	0.73	0.81	0.81

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2012, of PSB’s disclosure controls and procedures. PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART

III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 15, 2013, relating to the 2013 annual meeting of stockholders (the “2013 Proxy Statement”) under the subcaption “Proposal No. 1 - Election of Directors – Election of Directors.”

PSB’s executive officers include Peter W. Knitt, age 54, President and Chief Executive Officer of PSB and Peoples State Bank since July 2006 and previously Senior Vice President of Peoples State Bank, and Scott M. Cattanach, age 44, Treasurer and Secretary of PSB, and Senior Vice President and Chief Financial Officer of Peoples State Bank.

Information required under Rule 405 of Regulation S-K is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Beneficial Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Kraft (Chairman), Mr. Reif, Mr. Fish, and Mr. Polzer serve on the Audit Committee (PSB is not a “listed issuer” as defined in SEC Rule 10A-3).

Financial Expert

The SEC has adopted rules that require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an “audit committee financial expert.”  Based on its review of the SEC rules, the Board has concluded that Kevin J. Kraft is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934.  In making this determination, the Board considered Mr. Kraft’s educational background and his business experience, which is described in PSB’s 2013 Proxy Statement under the subcaption “Proposal No. 1 – Election of Directors – Election of Directors.”  The Board has also determined, as disclosed in our 2013 Proxy Statement, that Mr. Kraft satisfies the criteria for director independence under the listing standards applicable to companies listed on The Nasdaq National Market.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Proposal No. 1 - Election of Directors – Director Compensation for 2012.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2013 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Proposal No. 1 - Election of Directors – Director Compensation for 2012.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2012 and 2011
(ii)	Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010
(iii)	Consolidated States of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
(vi)	Notes to Consolidated Financial Statements

(2)	No financial statement schedules are required by Item 15(b).

(3)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 12, 2008)

3.2	Bylaws, as amended on February 21, 2006 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1	Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2	Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3	Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the terms of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1	Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2	Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3	2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4	Peoples State Bank Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2010)*

10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.6	Amendment to Restricted Stock Plan dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

10.7	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 17, 2008)*

10.8	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*

10.9	Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.10	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.11	2005 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.12	Peoples State Bank Survivor Income Benefit Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*

10.13	Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.14	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 17, 2008)*

10.15	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*

10.16	Executive Deferred Compensation Agreement with Peter W. Knitt dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.17	Amendment to Executive Deferred Compensation Agreement with Peter W. Knitt dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 17, 2008)*

21.1	Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

*Denotes Executive Compensation Plans and Arrangements.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PSB Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB Holdings, Inc.

March 15, 2013	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2013.

Signature and Title	Signature and Title

PETER W. KNITT	SCOTT M. CATTANACH
Peter W. Knitt, President	Scott M. Cattanach, Vice President, Treasurer and CFO
Chief Executive Officer and a Director	(Principal Financial Officer and Accounting
Officer)

DIRECTORS:

GORDON P. CONNOR	WILLIAM J. FISH
Gordon P. Connor	William J. Fish

CHARLES A. GHIDORZI	LEE A. GUENTHER
Charles A. Ghidorzi	Lee A. Guenther

KARLA M. KIEFFER	DAVID K. KOPPERUD
Karla M. Kieffer	David K. Kopperud

KEVIN J. KRAFT	THOMAS R. POLZER
Kevin J. Kraft	Thomas R. Polzer

THOMAS A. RIISER	WILLIAM M. REIF
Thomas A. Riiser	William M. Reif

TIMOTHY J. SONNENTAG
Timothy J. Sonnentag

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2012

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

