Form 10-Q
period 2013-03-31
PSB HOLDINGS INC /WI/
filed 2013-05-15
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-26480

PSB HOLDINGS, INC.

(Exact name of registrant as specified in charter)

WISCONSIN	39-1804877
(State of incorporation)	(I.R.S. Employer Identification Number)

1905 Stewart Avenue

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

The number of common shares outstanding at May 15, 2013 was 1,651,518.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2013

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2013 unaudited, December 31, 2012 derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2013	2012
Assets

Cash and due from banks	$9,856	$20,332
Interest-bearing deposits and money market funds	2,996	1,431
Federal funds sold	—	27,084

Cash and cash equivalents	12,852	48,847

Securities available for sale (at fair value)	69,077	75,387
Securities held to maturity (fair value of $73,761 and $72,364 respectively)	71,488	69,822
Bank certificates of deposit	4,465	4,465
Loans held for sale	—	884
Loans receivable, net	492,588	477,991
Accrued interest receivable	2,389	2,157
Foreclosed assets	1,822	1,774
Premises and equipment, net	9,990	10,240
Mortgage servicing rights, net	1,443	1,233
Federal Home Loan Bank stock (at cost)	2,906	2,506
Cash surrender value of bank-owned life insurance	11,911	11,813
Other assets	4,490	4,847

TOTAL ASSETS	$685,421	$711,966

Liabilities

Non-interest-bearing deposits	$74,552	$89,819
Interest-bearing deposits	456,621	475,623

Total deposits	531,173	565,442

Federal Home Loan Bank advances	58,124	50,124
Other borrowings	23,129	20,728
Senior subordinated notes	4,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	5,557	6,493

Total liabilities	629,715	657,519

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 3,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,652,618 and 1,653,472 shares, respectively	1,830	1,830
Additional paid-in capital	6,857	7,020
Retained earnings	50,586	48,977
Accumulated other comprehensive income, net of tax	1,227	1,394
Treasury stock, at cost – 177,648 and 176,794 shares, respectively	(4,794)	(4,774)

Total stockholders’ equity	55,706	54,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,421	$711,966

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2013	2012

Interest and dividend income:
Loans, including fees	$5,687	$5,841
Securities:
Taxable	541	572
Tax-exempt	373	263
Other interest and dividends	23	19

Total interest and dividend income	6,624	6,695

Interest expense:
Deposits	780	1,152
FHLB advances	330	352
Other borrowings	157	148
Senior subordinated notes	72	142
Junior subordinated debentures	84	85

Total interest expense	1,423	1,879

Net interest income	5,201	4,816
Provision for loan losses	323	160

Net interest income after provision for loan losses	4,878	4,656

Noninterest income:
Service fees	361	402
Mortgage banking	396	312
Investment and insurance sales commissions	287	138
Net gain on sale of securities	12	—
Increase in cash surrender value of life insurance	98	101
Other noninterest income	261	289

Total noninterest income	1,415	1,242

Noninterest expense:
Salaries and employee benefits	2,298	2,163
Occupancy and facilities	497	406
Loss on foreclosed assets	6	233
Data processing and other office operations	477	404
Advertising and promotion	78	58
FDIC insurance premiums	101	107
Other noninterest expenses	625	748

Total noninterest expense	4,082	4,119

Income before provision for income taxes	2,211	1,779
Provision for income taxes	602	599

Net income	$1,609	$1,180
Basic earnings per share	$0.97	$0.70
Diluted earnings per share	$0.97	$0.70

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(dollars in thousands – unaudited)	2013	2012

Net income	$1,609	$1,180

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	(126)	2

Reclassification adjustment for security gain included in net income	(7)	—

Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(68)	(71)

Unrealized gain (loss) on interest rate swap	7	(10)

Reclassification adjustment of interest rate swap
settlements included in earnings	27	25

Comprehensive income	$1,442	$1,126

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2013

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands – unaudited)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2013	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

Comprehensive income:
Net income			1,609			1,609
Unrealized loss on securities
available for sale, net of tax				(126)		(126)
Reclassification adjustment for security gain
Included in net income, net of tax				(7)		(7)
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income, net of tax				(68)		(68)
Unrealized gain on interest rate swap, net of tax				7		7
Reclassification of interest rate swap settlements
included in earnings, net of tax				27		27

Total comprehensive income						1,442

Purchase of treasury stock					(238)	(238)
Issuance of new restricted stock grants		(218)			218	—
Vesting of existing restricted stock grants		55				55

Balance March 31, 2013	$1,830	$6,857	$50,586	$1,227	$(4,794)	$55,706

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012

(dollars in thousands – unaudited)	2013	2012

Cash flows from operating activities:

Net income	$1,609	$1,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	686	649
Provision for loan losses	323	160
Deferred net loan origination costs	(119)	(95)
Gain on sale of loans	(453)	(349)
Provision for (recapture of) servicing right valuation allowance	(123)	66
(Gain) loss on sale of foreclosed assets	(19)	189
Gain on sale of securities	(12)	—
Increase in cash surrender value of life insurance	(98)	(101)
Changes in operating assets and liabilities:
Accrued interest receivable	(232)	(111)
Other assets	435	210
Other liabilities	(882)	(1,445)

Net cash provided by operating activities	1,115	353

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	18,833	5,526
Securities held to maturity	1,450	1,210
Payment for purchase of:
Securities available for sale	(13,325)	(9,518)
Securities held to maturity	(2,890)	(1,537)
Redemption (purchase) of FHLB stock	(400)	383
Net (increase) decrease in loans	(13,740)	951
Capital expenditures	(132)	(99)
Proceeds from sale of foreclosed assets	141	—

Net cash provided by (used in) investing activities	(10,063)	(3,084)

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012

(continued)

(dollars in thousands – unaudited)	2013	2012

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(15,267)	(12,846)
Net decrease in interest-bearing deposits	(18,943)	(2,157)
Net increase in FHLB advances	8,000	—
Net increase (decrease) in other borrowings	2,401	(747)
Repayment of senior subordinated notes	(3,000)	—
Dividends declared	—	(3)
Purchase of treasury stock	(238)	(5)

Net cash used in financing activities	(27,047)	(15,758)

Net decrease in cash and cash equivalents	(35,995)	(18,489)
Cash and cash equivalents at beginning	48,847	38,205

Cash and cash equivalents at end	$12,852	$19,716

Supplemental cash flow information:

Cash paid during the period for:
Interest	$1,559	$1,924
Income taxes	48	310

Noncash investing and financing activities:

Loans charged off	$328	$347
Loans transferred to foreclosed assets	277	358
Loans originated on sale of foreclosed assets	107	—
Issuance of unvested restricted stock grants at fair value	210	200
Vesting of restricted stock grants	36	22

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2012 should be referred to in connection with the reading of these unaudited interim financial statements.

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

PSB recorded a total credit mark down of $490 on Marathon’s loan portfolio on the purchase date, or 2.05% of gross purchased loan principal. Purchased impaired loan principal totaled $310 on which a $21 credit write-down was recorded. Due to the insignificant amount of total purchased impaired loans, the entire $490 credit mark down will be accreted to income as a yield adjustment based on contractual cash flows over the remaining life of the purchased loans.

Results of operations of the quarterly period ended March 31, 2013:

	Quarter ended March 31, 2013
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$5,201	$1,415	$1,609	$0.97

Pro forma combined results of operations as if the combination occurred at the beginning of the quarterly period ended March 31, 2012:

	Quarter ended March 31, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,816	$1,242	$1,180	$0.70
Marathon State Bank	426	12	77	0.06

Pro forma Totals	$5,242	$1,254	$1,257	$0.76

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,997	$17	$—	$7,014
U.S. agency issued residential mortgage-backed securities	15,140	736	38	15,838
U.S. agency issued residential collateralized mortgage obligations	42,938	708	68	43,578
Privately issued residential collateralized mortgage obligations	145	5	—	150
Nonrated commercial paper	1,500	—	—	1,500
Nonrated SBA Loan Fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$67,717	$1,466	$106	$69,077

Securities held to maturity

Obligations of states and political subdivisions	$69,576	$2,495	$105	$71,966
Nonrated trust preferred securities	1,510	46	168	1,388
Nonrated senior subordinated notes	402	5	—	407

Totals	$71,488	$2,546	$273	$73,761

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,998	$29	$—	$10,027
U.S. agency issued residential mortgage-backed securities	13,550	847	—	14,397
U.S. agency issued residential collateralized mortgage obligations	44,544	749	50	45,243
Privately issued residential collateralized mortgage obligations	168	5	—	173
Nonrated commercial paper	5,500	—	—	5,500
Other equity securities	47	—	—	47

Totals	$73,807	$1,630	$50	$75,387

Securities held to maturity

Obligations of states and political subdivisions	$67,915	$2,581	$41	$70,455
Nonrated trust preferred securities	1,505	60	66	1,499
Nonrated senior subordinated notes	402	8	—	410

Totals	$69,822	$2,649	$107	$72,364

Securities with a fair value of $47,581 and $44,914 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During the quarter ended March 31, 2013, PSB realized a net gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There was no sale of securities during the quarter ended March 31, 2012.

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

The composition of loans categorized by the type of the loan, is as follows:

	March 31, 2013	December 31, 2012

Commercial, industrial, and municipal	$128,875	$132,633
Commercial real estate mortgage	190,613	183,818
Commercial construction and development	29,867	28,482
Residential real estate mortgage	116,816	105,579
Residential construction and development	13,302	15,247
Residential real estate home equity	20,734	21,756
Consumer and individual	4,494	4,715

Subtotals – Gross loans	504,701	492,230
Loans in process of disbursement	(4,937)	(7,039)

Subtotals – Disbursed loans	499,764	485,191
Net deferred loan costs	258	231
Allowance for loan losses	(7,434)	(7,431)

Net loans receivable	$492,588	$477,991

The following is a summary of information pertaining to impaired loans at period-end:

	March 31, 2013	December 31, 2012

Impaired loans without a valuation allowance	$4,645	$3,410
Impaired loans with a valuation allowance	7,357	9,029

Total impaired loans before valuation allowances	12,002	12,439
Valuation allowance related to impaired loans	2,526	2,434

Net impaired loans	$9,476	$10,005

Activity in the allowance for loans losses during the three months ended March 31, 2013 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,014	$2,803	$1,511	$103	$—	$7,431
Provision	343	(293)	264	9	—	323
Recoveries	2	—	1	5	—	8
Charge offs	(130)	—	(172)	(26)	—	(328)

Ending balance	$3,229	$2,510	$1,604	$91	$—	$7,434
Individually evaluated for impairment	$1,424	$635	$450	$17	$—	$2,526
Collectively evaluated for impairment	$1,805	$1,875	$1,154	$74	$—	$4,908

Loans receivable (gross):

Individually evaluated for impairment	$4,675	$4,539	$2,763	$25	$—	$12,002
Collectively evaluated for impairment	$124,200	$215,941	$148,089	$4,469	$—	$492,699

Activity in the allowance for loans losses during the three months ended March 31, 2012, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,406	$3,175	$1,242	$118	$—	$7,941
Provision	(35)	(149)	348	(4)	—	160
Recoveries	1	—	—	—	—	1
Charge offs	(102)	—	(237)	(8)	—	(347)

Ending balance	$3,270	$3,026	$1,353	$106	$—	$7,755
Individually evaluated for impairment	$1,445	$947	$689	$18	$—	$3,099
Collectively evaluated for impairment	$1,825	$2,079	$664	$88	$—	$4,656

Loans receivable (gross):

Individually evaluated for impairment	$6,281	$8,693	$2,564	$71	$—	$17,609
Collectively evaluated for impairment	$124,271	$188,316	$112,526	$3,319	$—	$428,432

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

The commercial credit exposure based on internally assigned credit grade at March 31, 2013, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$40	$—	$—	$—	$—	$40
Minimal risk (2)	17,556	19,206	269	845	91	37,967
Average risk (3)	50,163	121,049	23,943	3,149	12,315	210,619
Acceptable risk (4)	32,412	36,013	3,306	213	—	71,944
Watch risk (5)	6,837	7,734	1,735	—	—	16,306
Substandard risk (6)	579	2,291	395	—	—	3,265
Impaired loans (7)	4,521	4,320	219	154	—	9,214

Total	$112,108	$190,613	$29,867	$4,361	$12,406	$349,355

The commercial credit exposure based on internally assigned credit grade at December 31, 2012, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$38	$—	$—	$—	$—	$38
Minimal risk (2)	16,360	20,193	305	559	1,575	38,992
Average risk (3)	51,846	103,454	22,573	3,336	12,550	193,759
Acceptable risk (4)	32,002	45,699	3,318	216	—	81,235
Watch risk (5)	8,271	8,291	1,757	—	—	18,319
Substandard risk (6)	617	2,179	327	—	—	3,123
Impaired loans (7)	5,109	4,002	202	154	—	9,467

Total	$114,243	$183,818	$28,482	$4,265	$14,125	$344,933

The consumer credit exposure based on payment activity and internally assigned credit grade at March 31, 2013, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$114,725	$20,247	$13,117	$4,469	$152,558
Impaired loans	2,091	487	185	25	2,788

Total	$116,816	$20,734	$13,302	$4,494	$155,346

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2012, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$103,292	$21,250	$15,094	$4,689	$144,325
Impaired loans	2,287	506	153	26	2,972

Total	$105,579	$21,756	$15,247	$4,715	$147,297

The payment age analysis of loans receivable disbursed at March 31, 2013, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$637	$106	$1,132	$1,875	$110,233	$112,108	$—
Agricultural	—	24	154	178	4,183	4,361	—
Government	—	—	—	—	12,406	12,406	—

Commercial real estate:

Commercial real estate	579	266	1,320	2,165	188,448	190,613	—
Commercial construction and development	575	20	—	595	26,705	27,300	—

Residential real estate:

Residential – Prime	996	84	1,364	2,444	114,372	116,816	—
Residential – HELOC	204	29	118	351	20,383	20,734	—
Residential – construction and development	249	33	133	415	10,517	10,932	—

Consumer	8	1	16	25	4,469	4,494	—

Total	$3,248	$563	$4,237	$8,048	$491,716	$499,764	$—

The payment age analysis of loans receivable disbursed at December 31, 2012, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$375	$83	$1,795	$2,253	$111,990	$114,243	$—
Agricultural	—	154	—	154	4,111	4,265	—
Government	—	—	—	—	14,125	14,125	—

Commercial real estate:

Commercial real estate	936	76	1,028	2,040	181,778	183,818	—
Commercial construction and development	—	20	—	20	25,340	25,360	—

Residential real estate:

Residential – prime	950	274	1,344	2,568	103,011	105,579	—
Residential – HELOC	64	—	335	399	21,357	21,756	—
Residential – construction and development	—	—	133	133	11,197	11,330	—

Consumer	21	3	15	39	4,676	4,715	—

Total	$2,346	$610	$4,650	$7,606	$477,585	$485,191	$—

Impaired loans as of March 31, 2013, and during the three months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$1,859	$—	$1,754	$1,619	$18
Commercial real estate	1,873	—	1,716	1,410	9
Commercial construction & development	3	—	1	1	—
Residential – prime	1,222	—	1,124	974	1
Residential – HELOC	50	—	50	25	1

With an allowance recorded:

Commercial & industrial	$2,986	$1,356	$2,767	$3,197	$12
Commercial real estate	2,701	592	2,604	2,752	21
Commercial construction & development	218	43	218	210	4
Agricultural	155	68	154	154	—
Residential – prime	977	261	967	1,215	1
Residential – HELOC	446	133	437	472	1
Residential construction & development	185	56	185	169	—
Consumer	26	17	25	26	—

Totals:

Commercial & industrial	$4,845	$1,356	$4,521	$4,816	$30
Commercial real estate	4,574	592	4,320	4,162	30
Commercial construction & development	221	43	219	211	4
Agricultural	155	68	154	154	—
Residential – prime	2,199	261	2,091	2,189	2
Residential – HELOC	496	133	487	497	2
Residential construction & development	185	56	185	169	—
Consumer	26	17	25	26	—

The impaired loans at December 31, 2012, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,521	$—	$1,483	$1,545	$88
Commercial real estate	1,176	—	1,103	2,405	194
Commercial construction and development	—	—	—	—	33
Residential – Prime	881	—	824	493	9
Residential – HELOC	—	—	—	—	3

With an allowance recorded:

Commercial and industrial	$3,960	$1,287	$3,626	$4,238	$62
Commercial real estate	3,035	643	2,899	3,303	105
Commercial construction and development	205	31	202	427	21
Agricultural	154	40	154	91	10
Residential – Prime	1,511	277	1,463	1,746	22
Residential – HELOC	510	126	506	387	15
Residential construction and development	153	4	153	149	5
Consumer	26	26	26	48	2

Totals:

Commercial and industrial	$5,481	$1,287	$5,109	$5,783	$150
Commercial real estate	4,211	643	4,002	5,708	299
Commercial construction and development	205	31	202	427	54
Agricultural	154	40	154	91	10
Residential – Prime	2,392	277	2,287	2,239	31
Residential – HELOC	510	126	506	387	18
Residential construction and development	153	4	153	149	5
Consumer	26	26	26	48	2

Loans on nonaccrual status at period-end, follows:

	March 31, 2013	December 31, 2012

Commercial:

Commercial and industrial	$2,467	$3,023
Agricultural	154	154

Commercial real estate:

Commercial real estate	2,266	2,001
Commercial construction and development	20	1

Residential real estate:

Residential – prime	1,921	2,021
Residential – HELOC	338	365
Residential construction and development	166	133

Consumer	17	17

Total	$7,349	$7,715

During the quarter ended March 31, 2013, the contracts identified below were modified to capitalize unpaid property taxes, lower the interest rate, and extend payment amortization periods, and were categorized as troubled debt restructurings. During the quarter ended March 31, 2012, the commercial and industrial contracts identified below were modified to convert from amortizing principal payments to interest only payments and the commercial real estate contract was modified to capitalize unpaid property taxes. Specific loan reserves maintained in connection with loans restructured during the quarter totaled $27 at March 31, 2013 and $58 at March 31, 2012. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the three months ended March 31, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of March 31, 2013 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	1	$38	$38
Commercial real estate	2	$221	$221

The following table presents information concerning modifications of troubled debt made during the three months ended March 31, 2012:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of March 31, 2012 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	3	$180	$180
Commercial real estate	1	$379	$379

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments. No past troubled debt restructurings subsequently defaulted within twelve months of the last restructuring during the three months ended March 31, 2012.

Default during the three months ended	Number of	Recorded
March 31, 2013 ($000s)	contracts	investment

Commercial real estate	1	$74
Residential – prime	1	$90

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

A summary of activity in foreclosed assets is as follows:

	Three months ended
	March 31,
	2013	2012

Balance at beginning of period	$1,774	$2,939

Transfer of loans at net realizable value to foreclosed assets	277	358
Sale proceeds	(141)	—
Loans made on sale of foreclosed assets	(107)	—
Net gain from sale of foreclosed assets	19	—
Provision for write-down charged to operations	—	(189)

Balance at end of period	$1,822	$3,108

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	March 31, 2013	December 31, 2012

Non-interest bearing demand	$74,552	$89,819
Interest bearing demand (NOWs)	123,158	131,404
Savings	54,556	53,799
Money market	119,010	124,501
Retail and local time	107,176	111,462
Broker and national time	52,721	54,457

Total deposits	$531,173	$565,442

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012

Federal funds purchased	$1,422	$—
Short-term repurchase agreements	6,207	7,228
Bank stock term loan	2,000	—
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$23,129	$20,728

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $22,598 at March 31, 2013 and $21,931 at December 31, 2012.

During the quarter ended March 31, 2013, PSB used the proceeds from a new $2,000 fully amortizing term loan with Bankers’ Bank, Madison, Wisconsin to repay $2,000 of its 8% senior subordinated notes outstanding. PSB has pledged its common stock ownership of its subsidiary, Peoples State Bank, as collateral for the loan. The bank note carries a floating rate of interest with required principal payments of $500, $1,000, and $500, in 2013, 2014, and 2015, respectively.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended
	March 31,
	2013	2012

As of end of period – weighted average rate	2.84%	3.09%
For the period:
Highest month-end balance	$23,129	$19,156
Daily average balance	$21,154	$19,072
Weighted average rate	3.01%	3.12%

NOTE 8 – SENIOR SUBORDINATED NOTES

During the quarter ended March 31, 2013, PSB elected to prepay $7,000 of its 8% senior subordinated notes with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt included $4,000 of privately placed notes carrying a 3.75% fixed interest rate with semi-annual interest only payments, due in 2018, and $2,000 in a fully amortizing bank stock term loan with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest based on changes in the 90-day LIBOR plus 3.00% and maturing in 2015. The $4,000 of new fixed rate debt is held by related parties, including directors and a significant shareholder.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	March 31, 2013	December 31, 2012

Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.28%	0.31%
Maturity	September 2017	September 2017
Unrealized gain (loss) fair value	$ (645)	$ (699)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the quarter ended March 31, 2013 or 2012. Risk management results for the quarter ended March 31, 2013 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2013, approximately $183 of losses ($111 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending March 31, 2014. The interest rate swap agreement was secured by cash and cash equivalents of $850 at March 31, 2013, and December 31, 2012.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	March 31, 2013	December 31, 2012

Notional amount	$14,816	$14,979
Receive fixed rate (average)	1.99%	1.99%
Pay variable rate (average)	0.20%	0.21%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	3.7 years	3.9 years
Unrealized gain (loss) fair value	$ 589	$ 673

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	March 31, 2013	December 31, 2012

Notional amount	$14,816	$14,979
Pay fixed rate (average)	1.99%	1.99%
Receive variable rate (average)	0.20%	0.21%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	3.7 years	3.9 years
Unrealized gain (loss) fair value	$ (589)	$ (673)

NOTE 10 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31, 2013
Period ended March 31, 2013	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(219)	$(93)
Reclassification adjustment for gain included in net income	(12)	(5)
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(112)	(44)
Unrealized gain on interest rate swap	8	1
Reclassification adjustment of interest rate swap settlements included in earnings	45	18

Totals	$(290)	$(123)

	Three Months Ended
	March 31, 2012
Period ended March 31, 2012	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain on securities available for sale	4	2
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(117)	(46)
Unrealized loss on interest rate swap	(17)	(7)
Reclassification adjustment of interest rate swap settlements included in earnings	41	16

Totals	$(89)	$(35)

NOTE 11 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

During the quarter ended March 31, 2013, PSB reclassified $12 ($7 after tax impacts) to reduce comprehensive net income following a gain on sale of securities available for sale. The reduction to comprehensive net income was recognized as a $12 ($7 after tax impacts) gain on sale of securities on the statement of income during the quarter.

During the quarter ended March 31, 2013, PSB reclassified $45 ($27 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $45 ($27 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

NOTE 12 – STOCK-BASED COMPENSATION

PSB granted restricted stock to certain employees having an initial market value of $210 during the three months ended March 31, 2013 compared to $200 granted during the three months ended March 31, 2012. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the three months ended March 31, compensation expense recorded from amortization of restricted shares expected to vest to employees was $36 and $22 during 2013 and 2012, respectively.

The following tables summarize information regarding restricted stock outstanding at March 31, 2013 and 2012 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2012	25,572	$17.79
Restricted stock granted	8,895	22.48
Restricted stock legally vested	(4,058)	(16.08)

March 31, 2012	30,409	$19.39

January 1, 2013	30,409	$19.39
Restricted stock granted	8,076	26.00
Restricted stock legally vested	(5,883)	(17.85)

March 31, 2013	32,602	$21.30

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2013	$146
2014	146
2015	137
2016	122
2017	82
Thereafter	42

Totals	$675

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Unvested but issued restricted shares are considered to be outstanding shares and used to calculate the weighted average number of shares outstanding and determine net book value per share. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. On June 19, 2012, the Company declared a 5% stock dividend to shareholders of record July 16, 2012, which was paid in the form of additional common stock on July 30, 2012. All references in the accompanying consolidated financial statements and footnotes to the number of common shares and per share amounts during 2012 have been restated to reflect the 5% stock dividend.

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2013	2012

Net income	$1,609	$1,180

Weighted average shares outstanding	1,656,162	1,663,138
Effect of dilutive stock options outstanding	—	186

Diluted weighted average shares outstanding	1,656,162	1,663,324

Basic earnings per share	$0.97	$0.70
Diluted earnings per share	$0.97	$0.70

NOTE 14 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

At March 31, 2013 and December 31, 2012, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

In the absence of a recent independent appraisal, collateral dependent impaired loans are valued based on a recent broker price opinion generally discounted by 10% plus estimated selling costs. In the absence of a broker price opinion, collateral dependent impaired loans are valued at the lower of last appraisal value or the current real estate tax value discounted by 30% plus estimated selling costs. Property values are impacted by many macroeconomic factors. In general, a declining economy or rising interest rates would be expected to lower fair value of collateral dependent impaired loans while an improving economy or falling interest rates would be expected to increase fair value of collateral dependent impaired loans.

Foreclosed assets – Real estate and other property acquired through, or in lieu of, loan foreclosure are not measured at fair value on a recurring basis. Initially, foreclosed assets are recorded at fair value less estimated costs to sell at the date of foreclosure. Estimated selling costs typically range from 5% to 15% of the property value. Valuations are periodically performed by management, and the real estate or other property is carried at the lower of carrying amount or fair value less estimated costs to sell. Fair value measurements are based on current formal or informal appraisals of property value compared to recent comparable sales of similar property. Independent appraisals reflecting comparable sales less than two years old are considered Level 2 measurements, while internal assessments of appraised value based on current market activity, including broker price opinions, are considered Level 3 measurements and represent a market approach to fair value. Property values are impacted by many macroeconomic factors. In general, a declining economy or rising interest rates would be expected to lower fair value of foreclosed assets while an improving economy or falling interest rates would be expected to increase fair value of foreclosed assets.

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which we maintain mortgage servicing rights. Therefore, declining long term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at March 31, 2013 used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	54.51%
Weighted average prepayment speed: PSA	1,053.81%
Weighted average discount rate	8.09%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at March 31, 2013:

Securities available for sale:

U.S. Treasury and agency debentures	$7,014	$—	$7,014	$—
U.S. agency issued residential MBS and CMO	59,416	—	59,416	—
Privately issued residential MBS and CMO	150	—	150	—
Nonrated commercial paper	1,500	—	1,500	—
Nonrated SBA loan fund (CDFI Fund)	950	—	950	—
Other equity securities	47	—	—	47

Total securities available for sale	69,077	—	69,030	47
Mortgage rate lock commitments	59	—	59	—
Interest rate swap agreements	589	—	589	—

Total assets	$69,725	$—	$69,678	$47

Liabilities – Interest rate swap agreements	$1,234	$—	$1,234	$—

Assets measured at fair value on a recurring basis at December 31, 2012:

Securities available for sale:

U.S. Treasury and agency debentures	$10,027	$—	$10,027	$—
U.S. agency issued residential MBS and CMO	59,640	—	59,640	—
Privately issued residential MBS and CMO	173	—	173	—
Nonrated commercial paper	5,500	—	5,500	—
Other equity securities	47	—	—	47

Total securities available for sale	75,387	—	75,340	47
Loans held for sale	884	—	884	—
Mortgage rate lock commitments	91	—	91	—
Interest rate swap agreements	673	—	673	—

Total assets	$77,035	$—	$76,988	$47

Liabilities – Interest rate swap agreements	$1,372	$—	$1,372	$—

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2012:	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at March 31, 2012	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2012	$—

Balance at January 1, 2013	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at March 31, 2013	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2013	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at March 31, 2013:

Impaired loans	$3,075	$—	$869	$2,206
Foreclosed assets	1,822	—	797	1,025
Mortgage servicing rights	1,443	—	—	1,443

Total assets	$6,340	$—	$1,666	$4,674

Assets measured at fair value on a nonrecurring basis at December 31, 2012:

Impaired loans	$2,973	$—	$328	$2,645
Foreclosed assets	1,774	—	752	1,022
Mortgage servicing rights	1,233	—	—	1,233

Total assets	$5,980	$—	$1,080	$4,900

At March 31, 2013, loans with a carrying amount of $4,009 were considered impaired and were written down to their estimated fair value of $3,075 net of a valuation allowance of $934. At December 31, 2012, loans with a carrying amount of $3,955 were considered impaired and were written down to their estimated fair value of $2,973, net of a valuation allowance of $982. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At March 31, 2013, foreclosed assets with a carrying amount of $2,400 had been written down to a fair value of $1,822, less costs to sell. During the quarter ended March 31, 2013, foreclosed assets with a fair value of $277 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. No write-downs to fair value were included in earnings during the quarter ended March 31, 2013.

At December 31, 2012, foreclosed assets with a carrying amount of $2,352 had been written down to a fair value of $1,774, less costs to sell. During the quarter ended March 31, 2012, foreclosed assets with a fair value of $358 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. An impairment charge of $189 was recorded as a reduction to earnings during the quarter ended March 31, 2012.

At March 31, 2013, mortgage servicing rights with a carrying amount of $1,600 were considered impaired and were written down to their estimated fair value of $1,443, resulting in an impairment allowance of $157. At December 31, 2012, mortgage servicing rights with a carrying amount of $1,513 were considered impaired and were written down to their estimated fair value of $1,233, resulting in an impairment allowance of $280. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at March 31, 2013:

	March 31, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$12,852	$12,852	$12,852	$—	$—
Securities	140,565	142,838	—	140,996	1,842
Bank certificates of deposit	4,465	4,539	—	—	4,539
Net loans receivable and loans held for sale	492,588	497,603	—	869	496,734
Accrued interest receivable	2,389	2,389	—	—	2,389
Mortgage servicing rights	1,443	1,443	—	—	1,443
Mortgage rate lock commitments	59	59	—	59	—
FHLB stock	2,906	2,906	—	—	2,906
Cash surrender value of life insurance	11,911	11,911	11,911	—	—
Interest rate swap agreements	589	589	—	589	—

Financial liabilities ($000s):

Deposits	$531,173	$533,436	$—	$—	$533,436
FHLB advances	58,124	59,348	—	59,348	—
Other borrowings	23,129	24,289	—	14,771	9,518
Senior subordinated notes	4,000	3,481	—	—	3,481
Junior subordinated debentures	7,732	4,801	—	—	4,801
Interest rate swap agreements	1,234	1,234	—	1,234	—
Accrued interest payable	475	475	—	—	475

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2012:

	December 31, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$48,847	$48,847	$48,847	$—	$—
Securities	145,209	147,751	—	145,795	1,956
Bank certificates of deposit	4,465	4,538	—	—	4,538
Net loans receivable and loans held for sale	478,875	484,925	—	1,212	483,713
Accrued interest receivable	2,157	2,157	—	—	2,157
Mortgage servicing rights	1,233	1,233	—	—	1,233
Mortgage rate lock commitments	91	91	—	91	—
FHLB stock	2,506	2,506	—	—	2,506
Cash surrender value of life insurance	11,813	11,813	11,813	—	—
Interest rate swap agreements	673	673	—	673	—

Financial liabilities ($000s):

Deposits	$565,442	$568,014	$—	$—	$568,014
FHLB advances	50,124	51,590	—	51,590	—
Other borrowings	20,728	22,118	—	14,890	7,228
Senior subordinated notes	7,000	7,000	—	—	7,000
Junior subordinated debentures	7,732	4,911	—	—	4,911
Interest rate swap agreements	1,372	1,372	—	1,372	—
Accrued interest payable	697	697	—	—	697

NOTE 16 – CURRENT YEAR AND COMPARABLE PRIOR YEAR PERIOD ACCOUNTING CHANGES

FASB ASC Topic 210, “Balance Sheet.” In January 2013, clarifications were issued of new authoritative accounting guidance first issued in December 2011 concerning disclosure of information about offsetting and related arrangements associated with derivative instruments. The clarifications and originally issued guidance require additional disclosures associated with offsetting and collateral arrangements with derivative instruments to enable users of PSB’s financial statements to understand the effect of those arrangements on its financial position beginning March 31, 2013. These new disclosures were added as necessary during the quarter ended March 31, 2013 and did not have a significant impact to the reporting of PSB’s financial results upon adoption.

FASB ASC Topic 805, Business Combinations. In October 2012, new authoritative accounting guidance was issued that addressed accounting for an indemnification asset acquired as a result of a government-assisted acquisition of a financial institution when a subsequent change in cash flows expected to be collected is identified. After identification of the new cash flows, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as accounting for the change in the assets subject to the indemnification. Amortization of these changes in value is limited to the remaining contractual term of the indemnification agreement. These new rules became effective for changes in cash flows identified beginning January 1, 2013. Adoption of this new guidance did not have an impact on PSB’s financial statements.

FASB ASC Topic 220, Comprehensive Income. In February 2013, new authoritative accounting guidance was issued which required PSB to report the effect of significant reclassifications out of accumulated other comprehensive income in a footnote to the financial statements. The disclosure was effective beginning March 31, 2013 on a prospective basis. The change did not have a significant impact on PSB’s financial reporting or results of operations upon adoption.

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

NOTE 17 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2013 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of March 31, 2013 compared to December 31, 2012 and results of our operations for the three months ended March 31, 2013 compared to the results of operations for the three months ended March 31, 2012. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Management’s discussion and analysis, like other portions of this Quarterly Report on Form 10-Q, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and, from time to time, in our other filings with the Securities Exchange Commission. We do not intend to update forward-looking statements. This discussion and analysis should be considered in light of that cautionary statement. Additional risk factors relating to an investment in our common stock are also described under Item 1A of the 2012 Annual Report on Form 10-K.

This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and per employee data.

EXECUTIVE OVERVIEW

Results of Operations

March 2013 quarterly earnings were $.97 per share on net income of $1,609 compared to earnings of $.70 per share on net income of $1,180 during the March 2012 quarter, up 36%. March 2013 earnings benefited from higher net interest income compared to March 2012, up $385, or 8%, as total average interest earning assets increased 14% over the prior year quarter including $33 million in organic loan growth (up 8%) and the June 2012 acquisition of Marathon State Bank (“Marathon”) which added $24 million in loans. Noninterest income also increased $173 during the March 2013 quarter compared to March 2012, led by record investment sales commissions and higher mortgage refinance income. This additional revenue offset increased operating expenses, up $307, or 8%, excluding loss on foreclosed assets for both years and $117 in Marathon merger professional expenses incurred in March 2012. Total quarterly credit costs, including provision for loan losses and loss on foreclosed assets, declined $64, or 16%, during the March 2013 quarter compared to the March 2012 quarter as nonperforming assets declined $6.9 million, or 37%, during the past 12 months. Lastly, the March 2013 quarterly provision for income tax expense was reduced $73 for benefits realized on amendment of Marathon’s previously filed tax returns. Excluding the March 2013 benefit from amended tax returns and March 2012 professional fee expense, both of which were associated with the purchase of Marathon, March 2013 earnings were $.93 per share compared to $.77 per share during March 2012, up 21%.

Looking ahead to the June 2013 quarter, net income growth will be challenged by continued downward pressure on net interest margin, an expected decline in mortgage banking refinance activity and retail investment sales commission income, and stable provisions for loan losses. Declining credit costs, including provision for loan losses and loss on foreclosed assets, is not expected to be a significant driver to net income growth during 2013 as it was during 2012.

Credit Quality

We recorded a $323 provision for loan losses during the March 2013 quarter compared to $160 recorded in March 2012. Despite lower levels of nonperforming assets during the March 2013 quarter compared to March 2012, the 2013 provision increased to fund reserves associated with increased net loan growth. Loss on foreclosed assets was $6 during March 2013 compared to $233 in March 2012, which included $189 of partial write-downs to fair value on certain foreclosed assets. Taken together, March 2013 quarterly credit costs were $329 compared to $393 during 2012, a decline of $64, or 16%. Assuming the current trend in lower nonperforming assets, we expect total credit costs in the coming quarters to be similar to those seen during the March 2013 quarter and the average quarterly credit costs of $340 seen during the year ended December 31, 2012.

March 31, 2013 nonperforming assets were 1.74% of total assets compared to 1.75% at December 31, 2012 and 3.11% at March 31, 2012.Total nonperforming assets decreased $528, or 4%, since December 31, 2012, and decreased $6,924, or 37%, since March 31, 2012. During the past year, the improvement in nonperforming assets was due to a $4,168 reduction in accruing restructured loans repaid on certain borrowers’ sale of collateral, and a $1,286 reduction in foreclosed assets from sale of our largest foreclosed property held since 2009. At March 31, 2013, the allowance for loan losses was $7,434, or 1.49% of total loans (74% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012, and $7,755, or 1.75% of total loans (52% of nonperforming loans) at March 31, 2012. Net charge-offs of loan principal were $320 during the quarter ended March 31, 2013 compared to $346 during the March 2012 quarter. Annualized net loan charge-offs declined slightly and were 0.26% and 0.31% of total loans during the quarters ended March 31, 2013, and 2012, respectively.

Asset Growth and Liquidity

Total assets were $685.4 million at March 31, 2013, down $26.5 million (3.7%) since December 31, 2012, but up $78.6 million (13.0%) since March 31, 2012. Assets since March 2012 increased on the purchase of Marathon during June 2012. Marathon held $107.4 million of assets on the purchase date including cash equivalents, securities, and other short-term investments totaling $82.7 million. Since the purchase, a portion of Marathon’s cash and securities have been used to reduce wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) which declined to $124.3 million at March 31, 2013 compared to $132.5 million at March 31, 2012, down 6.2%.

Total assets declined since December 31, 2012 as $36.0 million in short-term cash and cash equivalents were used to support $32.5 million in local deposit withdrawals including seasonal deposits totaling $24.4 million from commercial and municipal depositors. An $8.0 million increase in FHLB borrowings and $4.6 million of maturing investment security cash flow was used to fund $8.9 million in residential real estate mortgage net loan growth and $5.0 million in commercial related net loan growth. During the quarter ended March 31, 2013, Marathon branch deposits (excluding short-term seasonal deposits) declined $2.3 million, or 2.5%, led by a $2.4 million decline in certificates of deposit.

During the remainder of 2013, PSB expects to fund future loan and asset growth from a combination of additional wholesale funding, primarily brokered or national certificates of deposits and FHLB advances, and local deposit growth. PSB regularly maintains access to wholesale markets to fund loan originations and manage local depositor needs. At March 31, 2013, unused and available wholesale funding was approximately $261 million, or 38% of total assets, compared to $273 million, or 38% of total assets at December 31, 2012. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit.

Capital Resources

During the quarter ended March 31, 2013, stockholders’ equity increased $1,259 primarily from $1,609 of net income less $238 used to repurchase 8,930 shares of stock on the open market at an average price of $26.62 per share. During the March 2012 quarter, 200 shares of common stock were repurchased at an average price of $23.25 per share.

On February 1, 2013, PSB refinanced $7 million of 8% senior subordinated notes with $1 million of cash and $6 million in proceeds from issuance of new debt. The new debt includes $4 million of privately placed senior subordinated notes carrying a 3.75% fixed interest rate with interest only payments, due in 2018, and $2 million in a fully amortizing term note with a correspondent bank carrying a floating rate of interest and maturing in 2015. Although the previous 8% notes qualified as Tier 2 regulatory capital, the new $6 million in notes do not qualify as Tier 2 regulatory capital, which reduced the total regulatory capital ratio from 14.87% at December 31, 2012 to 13.66% at March 31, 2013. The refinancing is expected to reduce interest expense by $322 during 2013 compared to 2012. Interest expense on senior subordinated notes was $72 and $142 during the quarters ended March 31, 2013 and 2012, respectively and contributed to increased quarterly net income in 2013 compared to the prior year.

Net book value increased to $33.71 per share at March 31, 2013, compared to $30.96 per share at March 31, 2012, an increase of 8.9%. PSB’s common equity to assets ratio increased to 8.13% at March 31, 2013 compared to 7.65% at December 31, 2012 due to increased retained earnings and a 3.7% reduction in assets during the quarter. However, the equity to assets ratio continues to be less than 8.48% at March 31, 2012 due to the purchase of Marathon in the June 2012 quarter using existing cash on hand without the issuance of new common stock. For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. We were considered “well capitalized” under banking regulations at March 31, 2013.

During 2012, the banking regulatory agencies, including the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation (FDIC), issued two new regulatory capital proposals that are likely to have a significant impact on our regulatory capital needs if finalized. Among other significant changes, the proposal would phase out our current $7.7 million of junior subordinated debentures from Tier 1 capital and move them to Tier 2 capital classification over a 10 year period beginning in 2013. This change would reduce our leverage capital ratio and our Tier 1 risk adjusted capital ratio. Separately, proposed changes to the calculation of risk weighted assets during 2015 would increase the denominator of risk adjusted capital ratios, including the Tier 1 capital and Tier 2 (“Total”) capital ratio, which would reduce our risk adjusted capital ratios. The regulatory agencies have estimated that industry wide total risk adjusted assets are likely to increase an average of 20% due to the proposed changes. Lastly, under the proposal, minimum capital ratios to be considered well capitalized, including the impact of the proposed “capital buffer,” would be 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from 5.00%, 6.00%, and 10.00%, respectively.

We continue to internally review the timing and extent of the proposed changes on our regulatory capital position. As a reference for this discussion, assuming the immediate loss of junior subordinated debentures as Tier 1 capital and a 20% increase in total risk adjusted assets, our pro forma March 31, 2013 leverage ratio would have been 7.91% instead of 9.00%, our Tier 1 risk adjusted capital ratio would have been 9.09% instead of 12.41%, and our total risk adjusted capital ratio would have been 11.59% instead of 13.66%. Increased regulatory capital requirements could impact our ability to pay shareholder cash dividends of profits, repurchase shares of treasury stock, or the pace of which we could grow in assets, both organically and via merger and acquisition activities.

Therefore, although no current plans exist, future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed. Due to relatively high cost of capital options, required debt service payments on our new February 1, 2013 $2 million correspondent bank loan, expected higher regulatory capital demands, and potential future merger and acquisition activities requiring capital, we do not expect to buy back significant common stock shares during the next several quarters. We do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $270 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at March 31, 2013. At March 31, 2013, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 12% of the total serviced principal (down from 13% at December 31, 2012), up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.8 million on this remaining loan pool of approximately $33 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). Since inception of our guarantees to the FHLB beginning in 2000, only $0.4 million of $425 million of loans originated with guarantees have represented a principal loss, all of which has been borne by the FHLB within their First Loss Account. No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee.

During the March 2013 quarter, a provision for serviced mortgage loan recourse liability of $203 was recorded as a reduction to mortgage banking income. A recourse loss of $125 was charged against the liability during March 2013 due to foreclosure losses on a mortgage sold to the FHLB that was determined to have been improperly underwritten. This loan and other loans originated by a former employee were reviewed and the situation is believed to be isolated, although a $78 recourse liability continued to be maintained at March 31, 2013. Total representation and warranty losses on loans improperly underwritten totaled $28 and $38 during the years ended 2012 and 2011, respectively. No recourse liability was maintained at December 31, 2012.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at March 31, 2013) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $14,816). These arrangements and related off balance sheet commitments are outlined in Note 9 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions were $645 and $699 at March 31, 2013 and December 31, 2012, respectively before tax impacts.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $106 million at March 31, 2013 compared to $105 million at December 31, 2012. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended March 31, 2013 compared to March 31, 2012

March 2013 quarterly earnings were $1,609, or $.97 per diluted share compared to $1,180, or $.70 per diluted share during March 2012, an increase of $429, or $.27 per share, up 36%. March 2013 earnings benefited from higher net interest income compared to March 2012, up $385, or 8%, as total average interest earning assets increased 14% over the prior year quarter from organic loan growth and the June 2012 acquisition of Marathon. Noninterest income also increased $173 during the March 2013 quarter compared to March 2012, led by record investment sales commissions and higher mortgage refinance income. This additional revenue offset increased operating expenses, up $307, or 8%, excluding loss on foreclosed assets for both years and $117 in Marathon merger professional expenses incurred in March 2012. Total quarterly credit costs, including provision for loan losses and loss on foreclosed assets, declined $64, or 16%, during the March 2013 quarter compared to the March 2012 quarter as nonperforming assets declined $6.9 million, or 37%, during the past 12 months. Lastly, the March 2013 quarterly provision for income tax expense was reduced $73 for benefits realized on amendment of Marathon’s previously filed tax returns. Excluding the March 2013 benefit from amended tax returns and March 2012 professional fee expense, both of which were associated with the purchase of Marathon, March 2013 earnings were $.93 per share compared to $.77 per share during March 2012, up 21%. Refer to Table 1 below for a presentation of net income and earnings per share both before and after non-recurring items. Table 2 below outlines key financial performance metrics for five linked quarters ending March 31, 2013.

We do not expect to experience quarter over quarter increased earnings as great as that seen during the March 2013 quarter compared to the March 2012 quarter during the remainder of 2013 due to downward pressure on net interest margin and a decline in mortgage banking income as interest rates stabilize and after several periods of long-term mortgage rate declines. Offsetting these negative trends are increased earning assets, which we expect will cause a continued increase in net interest income despite a decline in net margin, as well as a decline in noninterest expenses compared to 2012, which included the Marathon acquisition and conversion costs. All things considered, we expect earnings per share during the year ended December 31, 2013 to be similar to those seen during 2012, assuming continued improvement in credit quality trends.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended March 31,
($000s, net of income tax effects)	2013	2012

Net income from continuing operations before credit costs	$1,735	$1,535
Less: Credit costs	(199)	(238)

Net income from continuing operations after credit costs	1,536	1,297
Add: Benefit from amendment of Marathon income tax returns	73	—
Less: Marathon merger related expenses	—	(117)

Net income	$1,609	$1,180

	Quarter ended March 31,
(per diluted share, net of income tax effects)	2013	2012

Net income from continuing operations before credit costs	$1.05	$0.91
Less: Credit costs	(0.12)	(0.14)

Net income from continuing operations after credit costs	0.93	0.77
Add: Benefit from amendment of Marathon income tax returns	0.04	—
Less: Marathon merger related expenses	—	(0.07)
		—
Net income	$0.97	$0.70

Return on average assets was .95% (.90% before the Marathon tax benefit) and .78% (.86% before the Marathon merger related expenses) during the quarters ended March 31, 2013, and 2012, respectively. Return on average stockholders’ equity was 11.83% (11.30% before the Marathon tax benefit) and 9.30% (10.23% before the Marathon merger related expenses) during the quarters ended March 31, 2013 and 2012, respectively.

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)		Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Earnings and dividends:	2013	2012	2012	2012	2012

Net interest income	$5,201	$5,294	$5,163	$4,880	$4,816
Provision for loan losses	$323	$460	$—	$165	$160
Other noninterest income	$1,415	$1,559	$1,444	$2,323	$1,242
Other noninterest expense	$4,082	$4,349	$4,860	$4,064	$4,119
Net income	$1,609	$1,685	$1,226	$1,918	$1,180

Basic earnings per share(3)	$0.97	$1.01	$0.74	$1.15	$0.70
Diluted earnings per share(3)	$0.97	$1.01	$0.74	$1.15	$0.70
Dividends declared per share(3)	$—	$0.38	$—	$0.36	$—
Net book value per share	$33.71	$32.93	$32.34	$31.64	$30.96

Semi-annual dividend payout ratio	n/a	23.42%	n/a	19.44%	n/a
Average common shares outstanding	1,656,162	1,662,929	1,663,472	1,663,410	1,663,138

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$485,495	$472,096	$460,697	$447,886	$436,907
Assets	$689,687	$691,688	$698,103	$639,404	$607,917
Deposits	$541,672	$546,371	$550,564	$493,349	$466,121
Stockholders’ equity	$55,137	$54,661	$53,440	$52,835	$51,016

Performance ratios:

Return on average assets(1)	0.95%	0.97%	0.70%	1.21%	0.78%
Return on average stockholders’ equity(1)	11.83%	12.26%	9.13%	14.60%	9.30%
Average stockholders’ equity less
accumulated other comprehensive income
(loss) to average assets	7.82%	7.71%	7.44%	8.01%	8.10%
Net loan charge-offs to average loans(1)	0.26%	0.38%	0.19%	0.24%	0.31%
Nonperforming loans to gross loans	2.02%	2.20%	2.93%	2.95%	3.38%
Allowance for loan losses to gross loans	1.49%	1.53%	1.55%	1.61%	1.75%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	19.33%	20.54%	28.59%	29.34%	32.44%
Net interest rate margin(1)(2)	3.37%	3.38%	3.37%	3.42%	3.50%
Net interest rate spread(1)(2)	3.20%	3.19%	3.21%	3.20%	3.27%
Service fee revenue as a percent of
average demand deposits(1)	1.89%	1.94%	2.17%	2.41%	2.66%
Noninterest income as a percent of gross revenue	17.60%	18.35%	17.24%	25.81%	15.65%
Efficiency ratio(2)	59.50%	61.31%	70.89%	54.85%	66.04%
Noninterest expenses to average assets(1)	2.40%	2.50%	2.77%	2.56%	2.73%

Stock price information:

High	$28.50	$28.75	$29.20	$26.67	$24.76
Low	$25.30	$25.50	$24.50	$21.81	$21.86
Last trade value at quarter-end	$28.00	$26.00	$28.75	$25.24	$24.76

(1)	Annualized
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)	Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.
(4)	Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Net Interest Income

Quarter ended March 31, 2013 compared to March 31, 2012

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,446 during the March 2013 quarter compared to $4,995 during the March 2012 quarter, an increase of $451, or 9.0%. Increased net interest income was due to an increase in average earning assets during the March 2013 quarter compared to March 2012, which increased $80,423, or 14.0%, due to the acquisition of Marathon during the June 2012 quarter. Refer to Note 2 of the Notes to Consolidated Financial Statements for information on assets acquired with the Marathon purchase.

Tax adjusted net interest margin was 3.37% during the March 2013 quarter compared to 3.38% during the linked December 2012 quarter’s net margin and 3.50% during the March 2012 quarter. During the December 2012 quarter, net interest income benefited from resolution of past due interest due PSB on its investment in trust preferred debentures issued by Johnson Financial Group, Inc. December 2012 quarterly net interest income before consideration of the $105 interest payment from Johnson would have been $5,430 and net margin would have been 3.31%. Net margin declined during the March 2013 quarter compared to the March 2012 as earning asset yields fell faster than the cost of interest bearing liabilities as deposits and other liabilities remain near functional minimums in an extended exceptionally low rate environment.

Although net interest income increased over prior quarterly periods from increased average earning assets, net margin remains under significant pressure from falling loan yields. During the quarter ended March 31, 2013, loan yields declined .19% (to 4.72%) while the average deposit cost declined only .08% (to .58%) compared to the linked December 2012 quarter. Most of the increased March 2013 net margin compared to the December 2012 quarter (excluding past due interest collected on the Johnson investment) was due to reduced senior subordinated debt interest expense following the February 1, 2013 refinance to lower the interest rate. Refer to Note 8 of the Notes to Consolidated Financial Statements for details on the subordinated note refinance.

In light of very low market rates and intense competition for high credit quality loan growth, PSB expects loan yields during the upcoming quarter to decline as maturities and originations are repriced at rates lower than the current portfolio. The decline in loan yield may be greater than deposit costs can be reduced with deposit rates already near functional minimums. In addition, PSB expects investment securities yields to continue to decline during the June 2013 quarter as maturing funds are reinvested into significantly lower market yields. However, approximately $27 million of existing wholesale funding with a 2.52% average cost is scheduled to mature or be repriced during the remainder of 2013. Lower wholesale funding costs, including on the refinanced senior subordinated notes, and increased average earning assets during 2013 compared to 2012 are expected to support net interest income growth during the June 2013 quarter.

During the March 2013 and March 2012 quarters, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $74 million, or 15.8%, of gross loans at March 31, 2013 was supported by an average interest rate floor approximately 123 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $910 and .14%, respectively, based on those existing loan floors and average total earning assets during the quarter ended March 31, 2013. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor faster, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At March 31, 2012, the coupon rate on approximately $102 million, or 22.9%, of gross loans at March 31, 2012 was supported by an average interest rate floor approximately 142 basis points greater than the normal adjustable rate. The annualized increase to net interest income and net interest margin was approximately $1,444 and .25%, respectively, based on those existing loan floors and average total earning assets during the quarter ended March 31, 2012.

The following Tables present a schedule of yields and costs for the three months ended March 31, 2013, compared to the prior year period ended March 31, 2012, and the interest income and expense volume and rate analysis for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2013			Quarter ended March 31, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$492,977	$5,740	4.72%	$444,962	$5,885	5.32%
Taxable securities	91,316	541	2.40%	78,848	572	2.92%
Tax-exempt securities(2)	51,984	565	4.41%	30,439	398	5.26%
FHLB stock	2,675	1	0.15%	3,056	1	0.13%
Other	16,240	22	0.55%	17,464	18	0.41%

Total(2)	655,192	6,869	4.25%	574,769	6,874	4.81%

Non-interest-earning assets:
Cash and due from banks	9,934			8,413
Premises and equipment, net	10,207			9,918
Cash surrender value insurance	11,851			11,445
Other assets	9,985			11,427
Allowance for loan losses	(7,482)			(8,055)

Total	$689,687			$607,917

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$181,768	$114	0.25%	$135,723	$222	0.66%
Money market deposits	122,311	104	0.34%	107,403	173	0.65%
Time deposits	160,139	562	1.42%	162,175	757	1.88%
FHLB borrowings	52,680	330	2.54%	51,267	352	2.76%
Other borrowings	21,154	157	3.01%	19,072	148	3.12%
Senior subordinated notes	5,500	72	5.31%	7,000	142	8.16%
Junior subordinated debentures	7,732	84	4.41%	7,732	85	4.42%

Total	551,284	1,423	1.05%	490,372	1,879	1.54%

Non-interest-bearing liabilities:
Demand deposits	77,454			60,820
Other liabilities	5,812			5,709
Stockholders’ equity	55,137			51,016

Total	$689,687			$607,917
Net interest income		$5,446			$4,995
Rate spread			3.20%			3.27%
Net yield on interest-earning assets			3.37%			3.50%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 4: Interest Income and Expense Volume and Rate Analysis (Year to Date)

Three months ended March 31, 2013

	2013 compared to 2012
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$559	$(704)	$(145)
Taxable securities	74	(105)	(31)
Tax-exempt securities(2)	234	(67)	167
Other interest income	(2)	6	4

Total	865	(870)	(5)

Interest paid on:
Savings and demand deposits	28	(136)	(108)
Money market deposits	12	(81)	(69)
Time deposits	(7)	(188)	(195)
FHLB borrowings	9	(31)	(22)
Other borrowings	15	(6)	9
Senior subordinated notes	(20)	(50)	(70)
Junior subordinated debentures	—	(1)	(1)

Total	37	(493)	(456)

Net interest earnings	$828	$(377)	$451

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. We actively monitor and manage our interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 15 of the Notes to Consolidated Financial Statements.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at March 31, 2013. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects a liability sensitive gap position during the next year, with a cumulative negative one-year gap ratio at March 31, 2013 of 82.9% compared to a negative gap of 93.7% at December 31, 2012. The one-year gap ratio declined since December 31, 2012 due to a significant reduction in cash and cash equivalents during the March 2013 quarter, which reduced the amount of assets repricing during the next year compared to December 31, 2013. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 5: Interest Rate Sensitivity Gap Analysis

	March 31, 2013
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$161,335	$42,656	$53,737	$84,812	$112,258	$45,224	$500,022
Securities	17,103	5,371	11,095	18,668	44,279	44,049	140,565
FHLB stock						2,906	2,906
CSV bank-owned life insurance						11,911	11,911
Other earning assets	4,732	248	245	500	1,736		7,461

Total	$183,170	$48,275	$65,077	$103,980	$158,273	$104,090	$662,865
Cumulative rate sensitive assets	$183,170	$231,445	$296,522	$400,502	$558,775	$662,865

Interest-bearing liabilities
Interest-bearing deposits	$101,021	$17,393	$193,728	$26,406	$35,934	$82,139	$456,621
FHLB advances	23,000		12,909	22,215			58,124
Other borrowings	9,629			8,000	5,500		23,129
Senior subordinated notes					4,000		4,000
Junior subordinated debentures					7,732		7,732

Total	$133,650	$17,393	$206,637	$56,621	$53,166	$82,139	$549,606
Cumulative interest
sensitive liabilities	$133,650	$151,043	$357,680	$414,301	$467,467	$549,606

Interest sensitivity gap for
the individual period	$49,520	$30,882	$(141,560)	$47,359	$105,107	$21,951
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	137.1%	277.6%	31.5%	183.6%	297.7%	126.7%

Cumulative interest
sensitivity gap	$49,520	$80,402	$(61,158)	$(13,799)	$91,308	$113,259
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	137.1%	153.2%	82.9%	96.7%	119.5%	120.6%

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

Table 6: Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2013	December 2012	March 2012

Cumulative 1 year gap ratio
Base	83%	94%	103%
Up 200	80%	89%	99%
Down 100	85%	95%	104%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.9%	-1.4%	-2.7%
Down 100 during the year	0.2%	0.4%	-0.3%

Change in Net Interest Income – Year 2
No rate change (base case)	-0.7%	-2.5%	-3.5%
Following up 200 in year 1	-3.4%	-2.8%	-3.7%
Following down 100 in year 1	-2.4%	-3.8%	-6.5%

Note: Simulations after March 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 64.0% at March 31, 2013 compared to 60.5%% at December 31, 2012.

At March 31, 2013, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) and those which assume a flattening of the yield curve all point to decreased net interest income from a static balance sheet compared to the March 31, 2013 “base case.” If market rates decline, net interest income is negatively impacted by falling asset yields while funding costs currently near 0% have little room to decline. If market rates increase, net interest income is negatively impacted by existing interest rate floors on floating rate loans. As funding costs rise, these floating rate loans could remain at the same yield for several periods, reducing net interest margin and net interest income. During a period of rising interest rates, net interest income is also negatively impacted by a flattening yield curve. When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

The table below summarizes the percentage change to current “base case” net interest income as a result of certain interest simulations:

Table 7: Projected Changes to Net Interest Income Under Alternative Rate Simulations

	During next 12M	During next 24M	Delayed (24M)
	Down 100 bp	Parallel up 400 bp	Flat up 500 bp

Year 1	0.2%	-2.7%	0.0%
Year 2	-1.7%	-11.0%	0.0%
Year 3	-3.7%	-13.1%	-12.8%
Year 4	-6.9%	7.2%	-19.9%
Year 5	-8.7%	24.5%	-1.7%

While it would be possible to experience another 100 basis point reduction in market rates, this is is considered unlikely due to current rates being very low. We also expect a low interest rate scenario, similar to today, to continue during the next 24 months. Current indications by the Board of Governors of the Federal Reserve call for the existing very low rate environment to continue into 2015. We regularly monitor our asset-liability position in light of this potential long-term risk to net interest income levels from such a protracted low interest rate environment.

Noninterest Income

Quarter ended March 31, 2013 compared to March 31, 2012

Total noninterest income for the quarter ended March 31, 2013 was $1,415, compared to $1,242 earned during the March 2012, an increase of $173, or 13.9%. Investment sales and management commissions from Peoples Wealth Management increased $149, or 108%, to $287 during March 2013 compared to $138 during March 2012. Investment commissions can be dependent on completed sales and such income can be volatile quarter to quarter. However, PSB expects commission income of approximately $200 per quarter during the remainder of 2013 compared to the $184 quarterly average seen during calendar 2012.

Customer residential mortgage loan refinance activity also led mortgage banking activity higher by $84, or 26.9% more than seen during the March 2012 quarter. During the March 2013 quarter, a provision for serviced mortgage loan recourse liability of $203 was partially offset by a $123 reduction in the mortgage servicing right valuation allowance. A recourse loss of $125 was charged against the liability during March 2013 due to foreclosure losses on a mortgage sold to the FHLB that was determined to have been improperly underwritten. Loans originated by this former employee were reviewed and the situation is believed to be isolated, although a $78 recourse liability continued to be maintained at March 31, 2013. PSB expects mortgage banking income to decline moderately during the remainder of 2013 as most qualifying borrowers will have completed a refinance into the current rate levels. Lower mortgage banking fees will have a negative impact on net income in 2013 compared to 2012.

Noninterest Expense

Quarter ended March 31, 2013 compared to March 31, 2012

Noninterest expenses totaled $4,082 during the March 2013 quarter compared to $4,119 during the March 2012 quarter, down $37. Excluding the loss on foreclosed assets for both periods and $117 of March 2012 quarter professional fees associated with the Marathon purchase, March 2013 quarterly expenses would have been $4,076, and March 2012 quarterly expenses would have been $3,769, an increase of $307, or 8.1%.

During March 2013, salaries and employee benefits increased $135, or 6.2%, from inflationary wage increases effective January 1, 2013 and the additional cost of Marathon employees. In addition, occupancy and facilities expense increased $91, or 22.4% from operating and refurbishing costs of Marathon’s branch location retained following the purchase. Lastly, data processing and office operations expense increased $73, or 18.1%, from the addition of Marathon customer accounts and mailing costs associated with Marathon customer communication and account changes.

The March 2013 provision for income taxes was reduced $73 for the tax benefit realized on amendment of Marathon’s previously filed 2009 through 2011 income tax returns primarily to correct the treatment of tax-exempt interest on municipal loans. Before this tax reduction, the March 2013 effective income tax rate would have been 30.5%. Excluding $117 in nondeductible Marathon purchase professional fees, the March 2012 effective income tax rate would have been 31.6%. The effective tax rate decreased during 2013 from acquisition of Marathon’s tax exempt municipal securities portfolio. During the March 2013 quarter, tax exempt securities represented 7.9% of average interest earning assets compared to 5.3% of average interest earning assets during March 2012, prior to the purchase of Marathon.

CREDIT QUALITY AND PROVISION FOR LOAN LOSSES

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 19.33%, 20.54%, and 32.44% at March 31, 2013, December 31, 2012, and March 31, 2012, respectively (refer to Table 24). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 8: Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2013	2012	2012

Nonaccrual loans (excluding restructured loans)	$6,162	$5,828	$6,491
Nonaccrual restructured loans	1,187	2,241	1,224
Restructured loans not on nonaccrual	2,755	6,923	2,965
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	10,104	14,992	10,680
Nonaccrual trust preferred investment security	—	750	—
Foreclosed assets	1,822	3,108	1,774

Total nonperforming assets	$11,926	$18,850	$12,454

Nonperforming loans as a % of gross loans receivable	2.02%	3.38%	2.20%
Total nonperforming assets as a % of total assets	1.74%	3.11%	1.75%
Allowance for loan losses as a % of nonperforming loans	73.57%	51.73%	69.58%

Total nonperforming assets decreased $528, or 4.2%, since December 31, 2012, and decreased $6,924, or 36.7%, since March 31, 2012. During the past year, the improvement in nonperforming assets was due to a $4,168 reduction in accruing restructured loans repaid on certain borrowers’ sale of collateral, and a $1,286 reduction in foreclosed assets from sale of our largest foreclosed property, held since 2009. At March 31, 2013, the allowance for loan losses was $7,434, or 1.49% of total loans (74% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012, and $7,755, or 1.75% of total loans (52% of nonperforming loans) at March 31, 2012. At March 31, 2013, 70% of restructured loan principal shown in the table above remained on accrual status compared to 71% at December 31, 2012.

While the general credit quality of our loan portfolio and identified problem loans has improved, the economic recovery in central and northern Wisconsin is very slow, and during 2012, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. We expect these conditions to continue the slow pace of economic recovery as some borrowers continue to manage fragile cash flows and debt servicing ability. The longer significant recovery is delayed, the more difficult it will be for some borrowers to continue scheduled debt payments as previously unencumbered collateral is pledged for new working capital and balance sheet equity is drawn down, potentially increasing future provisions for loan losses. In light of these conditions, we could see an increase in borrowers requiring restructured loan terms which would increase our level of nonperforming loans. A continued slow local economy impacts the value of collateral and foreclosed assets, potentially increasing losses on foreclosed borrowers and properties during the coming quarters.

The majority of our customers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 7.8% at March 31, 2013 compared to 8.0% at March 31, 2012. The unemployment rate in Oneida County, Wisconsin was 11.5% at March 31, 2013 compared to 11.4% at March 31, 2012. The unemployment rate in Vilas County, Wisconsin was 13.3% at both March 31, 2013 and 2012.

At March 31, 2013, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 12% of all nonperforming assets compared to 11% of nonperforming assets at December 31, 2012. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status. No new large nonperforming assets in excess of $500 were identified during the quarter ended March 31, 2013.

Table 9: Largest Nonperforming Assets at March 31, 2013 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	749	84
Owner occupied multi use, multi-tenant real estate	Accrual TDR	655	184

Total listed nonperforming assets		$1,404	$268
Total bank wide nonperforming assets		$11,926	$2,266
Listed assets as a percent of total nonperforming assets		12%	12%

Table 10: Largest Nonperforming Assets at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	$752	$87
Owner occupied multi use, multi-tenant real estate	Accrual TDR	664	182

Total listed nonperforming assets		$1,416	$269
Total bank wide nonperforming assets		$12,454	$2,207
Listed assets as a percent of total nonperforming assets		11%	12%

In addition to nonperforming loans, we have classified certain performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. At March 31, 2013, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table. No new large performing, but impaired loans were identified during the quarter ended March 31, 2013.

Table 11: Largest Performing, but Impaired Loans at March 31, 2013 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	682	—

Total listed performing, but impaired loans		$682	$—
Total performing, but impaired loans		$1,898	$260
Listed assets as a percent of total performing, but impaired loans		36%	0%

Table 12: Largest Performing, but Impaired Loans at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$686	$25

Total listed performing, but impaired loans		$686	$25
Total performing, but impaired loans		$1,969	$227
Listed assets as a % of total performing, but impaired loans		35%	11%

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

We recorded a $323 provision for loan losses during the March 2013 quarter compared to $160 recorded in March 2012. Despite lower levels of nonperforming assets during the March 2013 quarter compared to March 2012, the 2013 provision increased to fund reserves associated with increased net loan growth. Net loans receivable grew $14,597 during the March 2013 quarter, but net loans declined $2,076 during the March 2012 quarter. Loss on foreclosed assets was $6 during March 2013 compared to $233 in March 2012, which included $189 of partial write-downs to fair value on certain foreclosed assets. Taken together, March 2013 quarterly credit costs were $329 compared to $393 during 2012, a decline of $64, or 16%. Assuming the current trend in lower nonperforming assets, we expect total credit costs in the coming quarters to be similar to those seen during the March 2013 quarter. Average quarterly credit costs were $340 during the year ended December 31, 2012, and any reduction in 2013 credit costs is not expected to be a significant driver of increased 2013 earnings as it was during 2012. However, future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies.

Table 13: Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2013	2012

Allowance for loan losses at beginning	$7,431	$7,941

Provision for loan losses	323	160
Recoveries on loans previously charged-off	8	1
Loans charged off	(328)	(347)

Allowance for loan losses at end	$7,434	$7,755

Net charge-offs of loan principal were $320 during the quarter ended March 31, 2013. Two unrelated credit relationships including a commercial loan and non-owner occupied single family residential mortgage loans totaling $229 were charged off during March 2013, representing 72% of all quarterly charge-offs. Net charge-offs of loan principal were $346 during the quarter ended March 31, 2012 led by a charge-off totaling $125 associated with inventory and equipment financing with an implement dealer upon liquidation. Annualized net loan charge-offs declined slightly and were 0.26% and 0.31% of total loans during the quarters ended March 31, 2013, and 2012, respectively.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Total assets were $685,421 at March 31, 2013, down $26,545 (3.7%) since December 31, 2012, but up $78,633 (13.0%) since March 31, 2012. Assets since March 2012 increased on the purchase of Marathon State Bank during June 2012. Marathon held $107,364 of assets on the purchase date including cash equivalents and short-term investments totaling $32,105. Since the purchase, a portion of Marathon’s cash and securities have been used to reduce wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) which declined to $124,345 at March 31, 2013 compared to $132,502 at March 31, 2012, down 6.2%.

Total assets declined since December 31, 2012 as $35,995 in short-term cash and cash equivalents were used to support $32,533 in local deposit withdrawals including seasonal deposits totaling $24,431 from commercial and municipal depositors. An $8,000 increase in FHLB borrowings and $4,644 of maturing investment security cash flow was used to fund $8,934 in residential real estate mortgage net loan growth and $5,003 in commercial related net loan growth. During the quarter ended March 31, 2013, Marathon branch deposits (excluding short-term seasonable deposits) declined $2,285, or 2.5%, led by a $2,393 decline in certificates of deposit.

During the remainder of 2013, PSB expects to fund future loan and asset growth from a combination of additional wholesale funding, primarily brokered or national certificates of deposits and FHLB advances, and local deposit growth.

Changes in assets during the three months March 31, 2013 are described in Table 14 below.

Table 14: Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2013
	$	%

Residential real estate mortgage and home equity loans	$8,934	6.4%
Commercial real estate mortgage loans	8,763	4.2%
Other assets (various categories)	157	0.4%
Commercial, industrial and agricultural loans	(3,760)	-2.8%
Investment securities	(4,644)	-3.2%
Cash and cash equivalents	(35,995)	-73.7%

Total decrease in assets	$(26,545)	-3.7%

Changes in net assets during the three months ended March 31, 2013, impacted funding sources as shown in Table 15 below.

Table 15: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2013
	$	%

FHLB advances	$8,000	16.0%
Other borrowings	2,401	11.6%
Stockholders’ equity	1,259	2.3%
Other liabilities and debt (various categories)	(936)	-6.6%
Wholesale and national deposits	(1,736)	-3.2%
Retail certificates of deposit > $100	(2,241)	-4.6%
Senior subordinated notes	(3,000)	-42.9%
Core deposits (including MMDA)	(30,292)	-6.6%

Total decrease in liabilities and stockholders' equity	$(26,545)	-3.7%

Loans Receivable

Table 16: Period-End Loan Composition

	March 31,		March 31,		December 31, 2012
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2013	2012	2013	2012	Dollars	of total

Commercial, industrial and agricultural	$128,873	$130,553	25.8%	29.4%	$132,633	27.3%
Commercial real estate mortgage	218,172	196,160	43.7%	44.1%	209,409	43.0%
Residential real estate mortgage	127,748	89,754	25.5%	20.2%	116,909	24.0%
Residential real estate loans held for sale	—	852	0.0%	0.2%	884	0.2%
Consumer home equity	20,735	23,380	4.1%	5.3%	21,756	4.5%
Consumer and installment	4,494	3,389	0.9%	0.8%	4,715	1.0%

Totals	$500,022	$444,088	100.0%	100.0%	$486,306	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 69% of total loans at March 31, 2013 and 70% of total loans at December 31, 2012. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $43,169 at March 31, 2013, and $43,729 at December 31, 2012 (including loan principal not yet disbursed) and represented 8.5% of total gross loans at March 31, 2013 compared to 8.9% at December 31, 2012. Commercial real estate loans, including disbursed commercial construction and land development loans, were equal to 392% of total common stockholders’ equity compared to 385% of total common stockholders’ equity at December 31, 2012, and similar to the quarterly average of 381% of common equity seen during the year ended December 31, 2012. In addition, our commercial real estate concentration has declined steadily during the past several years and averaged 406%, 441%, and 477% of common stockholder equity during 2011, 2010, and 2009, respectively. We consider commercial real estate lending to be a core product and expect to maintain a concentration similar to March 2013 throughout the year. Our experience in such lending allows us to minimize credit risk with annual net charge-offs on commercial real estate lending ranging from 0.0% to 0.48% of the average commercial real estate portfolio during the five years ended December 31, 2012.

Our markets have traditionally supplied opportunities for loan growth. Purchased loan participations held were $20,381 and $20,601 at March 31, 2013 and December 31, 2012, respectively. The majority of our purchased loan participations are arrangements with other community banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At March 31, 2013, only $516 of loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin.

Commercial real estate loans increased $8,763 during the quarter ended March 31, 2013 primarily from two new loans secured by nonowner occupied multi-family residential dwellings totaling $4,995, or 57% of the total increase. These loans were with unrelated existing borrowers with whom we have longstanding relationships who successfully operate in the rental housing business. Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial excess deposits look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank aggressively pursue high credit quality borrowers and have lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during the next several quarters which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support local loan growth, we may increase purchased loan participations from other banks in Wisconsin during 2013.

During 2012, to support loan growth and invest low yielding liquid cash and cash equivalents, we maintained a program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten with the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during the year ended December 31, 2012. We continued this program during the quarter ended March 31, 2013 and originated approximately $9.2 million in residential mortgage loans at a 2.64% weighted average interest rate. At March 31, 2013, $33.9 million of total principal under this program remained on the balance sheet at a 2.84% weighted average interest rate. This in-house fixed rate mortgage program contributed to the net increase in residential mortgage loans in Table 16 above. We expect to curtail this program during 2013 as excess liquidity declines and loan growth is supplemented by traditional commercial related loan growth. Retaining residential mortgage loans on the balance sheet, instead of selling them to the secondary market, increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 70.7% of total assets at March 31, 2013, compared to 72.8% of total assets at December 31, 2012 and 66.4% of total assets at March 31, 2012.

Table 17: Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2013		2012		2012
	$	%	$	%	$	%

Non-interest bearing demand	$74,552	14.0%	$62,452	13.4%	$89,819	15.9%
Interest-bearing demand and savings	177,714	33.5%	134,092	28.7%	185,203	32.8%
Money market deposits	119,010	22.4%	110,788	23.7%	124,501	22.0%
Retail and local time deposits less than $100	60,711	11.4%	44,177	9.5%	62,756	11.1%

Total core deposits	431,987	81.3%	351,509	75.3%	462,279	81.8%
Retail and local time deposits $100 and over	46,465	8.8%	46,119	9.9%	48,706	8.6%
Broker and national time deposits less than $100	740	0.1%	736	0.2%	739	0.1%
Broker and national time deposits $100 and over	51,981	9.8%	68,142	14.6%	53,718	9.5%

Totals	$531,173	100.0%	$466,506	100.0%	$565,442	100.0%

We continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit. During the March 2013 quarter, local certificates of deposit declined $4,286, of which $2,393, or 56%, was from our Marathon branch location. The primary deposit acquisition strategy employed by Marathon State Bank as an independent bank prior to our June 2012 purchase was to offer higher than market yields paid on certificates of 1 year term or shorter. Due to the weighted average remaining term of Marathon’s certificates at the June 2012 purchase, we expect the pace of Marathon certificate withdrawals to slow during the coming quarters.

Certificate balances have also been replaced by higher interest bearing demand account balances and money market accounts as customers have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain non-maturity deposit accounts. This was also seen in deposit movements by Marathon customers since the purchase. Since the June 2012 purchase, Marathon certificates of deposit have declined $7,858, or 18.6%. However, all other Marathon deposits have increased $5,273, or 9.0% since the purchase date. In a rising environment, balances in non-maturity accounts may shift back into higher yielding time deposits, increasing interest expense and negatively impacting net interest income.

Consistent with the past seven years going back to the March 2006 quarter, elevated December 31 commercial demand and municipal tax deposits withdrawn early in the new year resulted in a net deposit decline when comparing March 31 to the prior December 31 local deposits. During March 2013, local deposits declined $30,292, which included $24,431 of net withdrawals from commercial demand deposits and seasonal municipal tax deposits during the quarter.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $8,624 at March 31, 2013 compared to $8,825 at December 31, 2012. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. We also originate certificates of deposit obtained through a national rate listing service and held $5,941 and $3,931 of such deposits at March 31, 2013 and December 31, 2012, respectively. These national certificates are classified with broker deposits in the table above.

Wholesale funding often carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds can generate lower net interest spreads than loan growth supported by local funds. However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits. Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions. Current brokered certificate of deposit rates available to us are less costly than equivalent local deposits due to very low rates of return available on the most conservative fixed income investments and as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers in amounts less than current FDIC insurance limits. Due to large demand through brokers for these types of deposits, brokered deposit rates for well performing banks are historically low. In addition, declines in profitability and capital at some banks and regulatory pressure to reduce wholesale funding levels have reduced their access to wholesale funding or otherwise increased its cost. In many cases, these institutions with reduced wholesale funding access have increased their retail interest rates to gather funds through local depositors. Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits. We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry is considered to be well capitalized and regains consistent profits. An improving national economy will likely increase wholesale rates relative to local core deposit rates which could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 7.7%, 7.6%, and 11.4% at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. During the remainder of 2013, we expect to increase use of brokered deposits as needed to fund loan growth to the extent local deposit growth does not meet this need. Beyond the use of brokered and national time deposits, secondary wholesale sources also include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 18: Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2013	2012	2012

Total time deposits $100 and over	$98,446	$114,261	$102,424
Total broker and national deposits	52,721	68,878	54,457
Total retail and local time deposits	107,176	90,296	111,462
Core deposits, including money market deposits	431,987	351,509	462,279

Table 19: March 31, 2013 Change in Deposit Balance since Period Ended:

	March 31, 2013		December 31, 2012
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(15,815)	-13.8%	$(3,978)	-3.9%
Total broker and national deposits	(16,157)	-23.5%	(1,736)	-3.2%
Total retail and local time deposits	16,880	18.7%	(4,286)	-3.8%
Core deposits, including money market deposits	80,478	22.9%	(30,292)	-6.6%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 21 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of March 31, 2013 and December 31, 2012. Currently unused but available funding sources at March 31, 2013 are considered sufficient to fund anticipated asset growth and meet contingency funding needs during the next several quarters. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 20 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 20: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 21 summarizes the availability of various wholesale funding sources at March 31, 2013, and December 31, 2012.

Table 21: Available but Unused Funding Sources other than Retail Deposits

	March 31, 2013		December 31, 2012
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$26,578	$1,422	$28,000	$—
Federal Reserve discount window advances	67,905	—	70,141	—
FHLB advances under blanket mortgage lien	37,978	58,124	38,797	50,124
Repurchase agreements and other FHLB advances	41,661	21,707	44,634	20,728
Wholesale and national deposits	84,363	52,721	87,936	54,457
Holding company secured line of credit	3,000	—	3,000	—

Totals	$261,485	$133,974	$272,508	$125,309

Funding as a percent of total assets	38.1%	19.5%	38.3%	17.6%
Percentage of gross available funding used at period-end		33.9%		31.5%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

March 31, 2013 compared to December 31, 2012

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. The annualized interest rate applicable to federal funds purchased from Bankers’ Bank is approximately .65%. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 12% at March 31, 2013, and 13% at December 31, 2012, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. Since 2011, the annualized interest rate applicable to Discount Window advances is .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $67,905 and $70,141 at March 31, 2013 and December 31, 2012, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the quarters ended March 31, 2013 or 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,906 capital stock investment, total FHLB advances in excess of $58,120 require us to purchase additional FHLB stock equal to 5% of the advance amount. At March 31, 2013 and December 31, 2012, no additional FHLB advances were available without the purchase of additional FHLB capital stock. Further advances of the remaining $37,978 available at March 31, 2013 would have required us to purchase additional FHLB stock totaling $1,899. FHLB stock currently pays an annualized dividend of .30% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at March 31, 2013 and December 31, 2012. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under the collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at March 31, 2013 or December 31, 2012.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At March 31, 2013, $13,500 of our repurchase agreements include a wholesale agreements with a correspondent bank and $6,207 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2012, $13,500 of our repurchase agreements include a wholesale agreement with a correspondent bank and $7,228 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At March 31, 2013, $41,661 of additional FHLB advances were available based on pledging of securities if an additional $2,083 of member capital stock were purchased. At December 31, 2012, $44,634 of additional FHLB advances were available based on pledging of securities if an additional $2,232 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and consistent earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $84,363 at March 31, 2013 and $87,936 at December 31, 2012. Brokered and national certificates were 7.7% and 7.6% of assets at March 31, 2013 and December 31, 2012, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Brokered and national certificates were 11.4% of assets at March 31, 2012 but were regularly paid down upon maturity using funds acquired in our Marathon State Bank during the past several quarters. However, we expect to increase our usage of brokered certificates of deposit in coming quarters to fund new loan growth to the extent this growth is not supported by local deposits.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at March 31, 2013 and December 31, 2012. No amounts were drawn on the line at March 31, 2013 or December 31, 2012. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, bank losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company current has approximately $1,547 of financing principal and interest payments due per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At March 31, 2013 and December 31, 2012, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2013.

If liquidity needs persist after exhausting all available funds from the sources described above, we would consider more drastic methods to raise funds including, but not limited to, sale of investment securities at a loss, cessation of lending to new or existing customers, sale of branch real estate in a sale-leaseback transaction, surrender of bank owned life insurance to obtain the cash surrender value net of taxes and penalties due, packaging and sale of qualified residential mortgage loan pools held in our portfolio, sale of foreclosed assets at a loss, and sale of mortgage servicing rights. Such actions could generate undesirable sale losses or income tax impacts while providing liquidity. While sale of additional common stock or issuance of other types of capital could provide additional liquidity, the ability to find significant buyers of such capital issues during a liquidity crisis would be difficult making such a source of funding unlikely or unreliable if the liquidity crisis was caused by our deteriorating financial condition.

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

A Risk Level 2 trigger was exceeded at March 31, 2013 due to a quarterly funding gap in excess of 5%.  Funding gap is defined as net quarterly loan growth less net deposit growth divided by total assets.  During the March 2013 quarter, net loans increased while net deposits declined, resulting in a calculated quarterly funding gap of 6.6% compared to 2.5% at March 31, 2012.  The decline in deposits was due to seasonal deposit activity as discussed previously, and net loan growth was greater than expected during the quarter.  We expect the June 2013 funding gap to be less than 2.5% and no liquidity stress level was considered to exist at March 31, 2013 or 2012.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 10.8% and 14.4% at March 31, 2013 and December 31, 2012, respectively. Basic surplus decreased significantly during the March 2013 quarter as excess cash and cash equivalent funds, including municipal and commercial customer seasonal funds held at December 31, 2012, were withdrawn while we continued to repay brokered certificates of deposit. We do not expect to see such a significant decline in the basic surplus ratio during the June 2013 quarter compared to March 31, 2013.

CAPITAL RESOURCES

During the quarter ended March 31, 2013, stockholders’ equity increased $1,259 primarily from $1,609 in retained net income, less $238 paid to buyback common stock on the open market. Net book value per share at March 31, 2013 was $33.71 compared to $32.93 at December 31, 2012. The stockholders’ equity ratio increased at March 31, 2013 to 8.13% compared to 7.65% at December 31, 2012 from retained earnings and a 3.7% decrease in total assets. We expect the stockholders’ equity ratio to continue near the March 31, 2013 level based on estimated earnings, projected organic asset growth, and shareholder cash dividends during the remainder of 2013.

We declared a 5% stock dividend to shareholders on June 19, 2012 to celebrate the 50th anniversary of our subsidiary Peoples State Bank, which was paid in additional shares of our common stock on July 30, 2012 to shareholders of record on July 16, 2012. All references to per share information in this Quarterly Report on Form 10-Q to 2012 per share amounts have been updated to reflect the 5% stock dividend.

For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2013 and December 31, 2012, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 22 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

During the quarter ended March 31, 2013, we repaid $1,000 of our existing 8% senior subordinated notes and refinanced the remaining $6,000 of notes with new debt. Refer to Note 8 of the Notes to Consolidated Financial Statements for details on this refinancing transaction. Although the new $6 million debt no longer qualifies as Tier 2 regulatory capital (as did the prior 8% senior subordinated notes), the refinance generates significant ongoing interest expense savings and we continue to meet a regulatory capital minimums to be considered well capitalized under current and proposed regulatory capital rules.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income represented approximately $.98, or 2.9% of total net book value per share at March 31, 2013 compared to $1.10, or 3.3% of total net book value per share at December 31, 2012. The decline in market interest rates since September 30, 2008 originally increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. During 2013, we expect the unrealized gain on securities to decline as maturing security proceeds are reinvested into currently low market rates. In addition, if market rates were to increase in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively impacting net book value per share.

During the March 2013 quarter, we issued 8,076 shares of restricted stock having a grant date value of $210, or $26 per share, to certain key employees as a retention tool and to align employee performance with shareholder interests. The shares vest over the service period using a straight-line method and unvested shares are forfeited if, prior to vesting, the employee is no longer employed with the Bank. Refer to Note 12 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

We purchased 8,930 shares of our common stock on the open market at a price of $26.62 per share during the quarter ended March 31, 2013 compared to a purchase of 200 shares at a price of $23.25 per share during the quarter ended March 31, 2012. Industry wide, the cost of capital remains very high, particularly related to issue of new common stock as our current stock price is valued at less than our net book value per share. In addition, many sources of previously low cost capital such as pooled trust preferred offerings are no longer available. As the banking industry awaits finalized new regulatory capital standards that will increase regulatory capital minimums, we continue to place a premium on capital and we expect to refrain from significant treasury stock repurchases during the remainder of 2013.

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

Table 22: Capital Ratios – PSB Holdings, Inc. – Consolidated

	March 31,		December 31,
(dollars in thousands)	2013	2012	2012

Stockholders’ equity	$55,706	$51,502	$54,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(144)	(115)	(123)
Accumulated other comprehensive (income) loss	(1,227)	(1,880)	(1,394)

Tier 1 regulatory capital	61,835	57,007	60,430
Senior subordinated notes	—	7,000	7,000
Allowance for loan losses	6,243	5,676	6,206

Total regulatory capital	$68,078	$69,683	$73,636

Quarterly average tangible assets (as defined by current regulations)	$686,711	$605,909	$689,974

Risk-weighted assets (as defined by current regulations)	$498,229	$451,982	$495,287

Tier 1 capital to average tangible assets (leverage ratio)	9.00%	9.41%	8.76%
Tier 1 capital to risk-weighted assets	12.41%	12.61%	12.20%
Total capital to risk-weighted assets	13.66%	15.42%	14.87%

Table 23: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.70%	10.17%	9.35%
Tier 1 capital to risk-weighted assets	13.39%	13.62%	13.11%
Total capital to risk-weighted assets	14.64%	14.88%	14.36%

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

Table: 24: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2013	2012	2012	2012	2012

Total nonperforming assets	$11,926	$12,454	$17,191	$17,360	$18,850

Total stockholders’ equity	$55,706	$54,447	$53,795	$52,632	$51,502
Less: Mortgage servicing rights, net (intangible assets)	(1,443)	(1,233)	(1,091)	(1,110)	(1,151)
Add: Allowance for loan losses	7,434	7,431	7,431	7,648	7,755

Total tangible common stockholders’ equity and reserves	$61,697	$60,645	$60,135	$59,170	$58,106

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	19.33%	20.54%	28.59%	29.34%	32.44%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to November 2008. This impacts $33,164, or 12%, of serviced loans at March 31, 2013 compared to $36,023, or 13%, at December 31, 2012. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market is experiencing similar home value declines as the state of Wisconsin as a whole, which are moderate when compared to other states in the country. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program.

Due to historical strength of mortgage borrowers in our markets and relative stability of collateral home values, and the original 1% of principal First Loss Account provided by the FHLB, we believe the possibility of losses under guarantees to the FHLB to be remote. Since inception of our pools containing guarantees to the FHLB in 2000, only $0.4 million of $425 million of loans originated with guarantees have incurred a principal loss, all of which has been borne by the FHLB within their First Loss Account. Accordingly, no provision for a recourse liability has been made for this recourse obligation on loans currently serviced by us. Loans originated and sold to the FHLB under their XTRA program do not require credit enhancement and we have no risk of principal loss on such loans properly underwritten and sold. Under the MPF 100 and MPF 125 credit enhancement programs, the FHLB is reimbursed for any incurred principal losses in its First Loss Account by withholding the monthly credit enhancement fee (.07% to .10% of outstanding serviced principal) normally paid to us until their principal loss is recovered. Our credit enhancement fee is not a significant source of income.

Ten years after the original pool master commitment date, the FHLB First Loss Account and our Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. The impact of the reset could increase the risk of incurring a credit enhancement loss above the FHLB First Loss Account. These factors are further reset every subsequent five years until the pool is repaid. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for August 18, 2013.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at March, 2013 and December 31, 2012. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 25.

We also offer a commercial lending product that allows certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Note 9 of the Notes to Consolidated Financial Statements for details on the program. There were $14,816 and $14,979 in interest rate swaps with customers outstanding under the program at March 31, 2013 and December 31, 2012, respectively.

Residential Mortgage Loan Servicing

We service $269,609 and $269,554 of residential real estate loans which have been sold to the FHLB and FNMA at March 31, 2013 and December 31, 2012, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately underwritten loans for any number of underwriting violations. We incurred losses due to underwriting violations totaling $28 and $38 during the years ended December 31, 2012 and 2011, respectively, due to failure to obtain private mortgage insurance when required. During the March 2013 quarter, we recorded a provision for serviced mortgage loan recourse liability of $203 which decreased mortgage banking income during the quarter. A recourse loss of $125 was charged against the liability during March 2013 due to foreclosure losses on a mortgage sold to the FHLB that was determined to have been improperly underwritten. Loans originated by this former employee were reviewed and the situation is believed to be isolated, although a $78 recourse liability continued to be maintained at March 31, 2013.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of March 31, 2013 and December 31, 2012.

Table 25: Residential Mortgage Loans Serviced for Others as of March 31, 2013 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$10,754	225	5.38%	119	$94	$291	$18	0.17%
FHLB MPF 125	22,410	262	5.75%	75	1,851	1,474	65	0.29%
FHLB XTRA	192,607	1,504	3.88%	22	n/a	n/a	1,058	0.55%
FNMA	43,838	306	3.38%	14	n/a	n/a	302	0.69%

Totals	$269,609	2,297	4.01%	29	$1,945	$1,765	$1,443	0.54%

Table 26: Residential Mortgage Loans Serviced for Others as of December 31, 2012 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$12,328	247	5.38%	116	$94	$291	$21	0.17%
FHLB MPF 125	23,695	272	5.75%	74	1,851	1,474	66	0.28%
FHLB XTRA	194,710	1,507	3.88%	21	n/a	n/a	909	0.47%
FNMA	38,821	274	3.44%	13	n/a	n/a	237	0.61%

Totals	$269,554	2,300	4.05%	29	$1,945	$1,765	$1,233	0.46%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2012.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of PSB’s Annual Report on Form 10-K for the year ended December 31, 2012, under the caption “Forward-Looking Statements.” These and other risk factors could materially affect PSB’s business, financial condition, or future results of operations. The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB. Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

January 2013	5,000	$25.75	–	–
February 2013	1,500	26.85	–	–
March 2013	2,430	28.25	–	–

Quarterly totals	8,930	$26.62	–	–

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

May 15, 2013	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2013

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
-57-