Form 10-Q
period 2013-06-30
PSB HOLDINGS INC /WI/
filed 2013-08-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐                 No ☒

The number of common shares outstanding at August 14, 2013 was 1,651,518.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2013

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2013 unaudited, December 31, 2012 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2013	2012
Assets

Cash and due from banks	$13,276	$20,332
Interest-bearing deposits and money market funds	1,618	1,431
Federal funds sold	2,745	27,084

Cash and cash equivalents	17,639	48,847

Securities available for sale (at fair value)	60,833	75,387
Securities held to maturity (fair value of $73,296 and $72,364 respectively)	72,083	69,822
Bank certificates of deposit	2,729	4,465
Loans held for sale	132	884
Loans receivable, net	505,843	477,991
Accrued interest receivable	2,117	2,157
Foreclosed assets	1,336	1,774
Premises and equipment, net	9,843	10,240
Mortgage servicing rights, net	1,604	1,233
Federal Home Loan Bank stock (at cost)	3,594	2,506
Cash surrender value of bank-owned life insurance	12,521	11,813
Other assets	3,693	4,847

TOTAL ASSETS	$693,967	$711,966

Liabilities

Non-interest-bearing deposits	$84,262	$89,819
Interest-bearing deposits	447,470	475,623

Total deposits	531,732	565,442

Federal Home Loan Bank advances	66,124	50,124
Other borrowings	21,584	20,728
Senior subordinated notes	4,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	6,573	6,493

Total liabilities	637,745	657,519

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 6,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,651,518 and 1,653,472 shares, respectively	1,830	1,830
Additional paid-in capital	6,894	7,020
Retained earnings	51,502	48,977
Accumulated other comprehensive income, net of tax	821	1,394
Treasury stock, at cost – 178,748 and 176,794 shares, respectively	(4,825)	(4,774)

Total stockholders’ equity	56,222	54,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,967	$711,966

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2013	2012	2013	2012

Interest and dividend income:
Loans, including fees	$5,781	$5,785	$11,468	$11,626
Securities:
Taxable	516	575	1,057	1,147
Tax-exempt	377	299	750	562
Other interest and dividends	18	20	41	39

Total interest and dividend income	6,692	6,679	13,316	13,374

Interest expense:
Deposits	761	1,070	1,541	2,222
FHLB advances	324	353	654	705
Other borrowings	168	149	325	297
Senior subordinated notes	37	142	109	284
Junior subordinated debentures	85	85	169	170

Total interest expense	1,375	1,799	2,798	3,678

Net interest income	5,317	4,880	10,518	9,696
Provision for loan losses	352	165	675	325

Net interest income after provision for loan losses	4,965	4,715	9,843	9,371

Noninterest income:
Service fees	387	413	748	815
Mortgage banking	558	439	954	751
Investment and insurance sales commissions	204	238	491	376
Net gain (loss) on sale of securities	—	—	12	—
Increase in cash surrender value of life insurance	100	101	198	202
Gain on bargain purchase	—	851	—	851
Other noninterest income	274	281	535	570

Total noninterest income	1,523	2,323	2,938	3,565

Noninterest expense:
Salaries and employee benefits	2,280	2,217	4,578	4,380
Occupancy and facilities	419	396	916	802
Loss on foreclosed assets	144	4	150	237
Data processing and other office operations	477	428	954	832
Advertising and promotion	76	106	154	164
FDIC insurance premiums	110	105	211	212
Other noninterest expenses	710	808	1,335	1,556

Total noninterest expense	4,216	4,064	8,298	8,183

Income before provision for income taxes	2,272	2,974	4,483	4,753
Provision for income taxes	711	1,056	1,313	1,655

Net income	$1,561	$1,918	$3,170	$3,098
Basic earnings per share	$0.95	$1.15	$1.92	$1.86
Diluted earnings per share	$0.95	$1.15	$1.92	$1.86

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands – unaudited)	2013	2012	2013	2012

Net income	$1,561	$1,918	$3,170	$3,098

Other comprehensive income, net of tax:

Unrealized loss on securities available for sale	(389)	(76)	(515)	(74)

Reclassification adjustment for security gain included in net income	—	—	(7)	—

Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(123)	(73)	(191)	(144)

Unrealized gain (loss) on interest rate swap	77	(103)	84	(113)

Reclassification adjustment of interest rate swap
settlements included in earnings	29	26	56	51

Comprehensive income	$1,155	$1,692	$2,597	$2,818

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2013

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands – unaudited)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2013	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

Comprehensive income:
Net income			3,170			3,170
Unrealized loss on securities
available for sale, net of tax				(515)		(515)
Reclassification adjustment for security gain
included in net income, net of tax				(7)		(7)
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income, net of tax				(191)		(191)
Unrealized (loss) gain on interest rate swap, net of tax				84		84
Reclassification of interest rate swap settlements
included in earnings, net of tax				56		56

Total comprehensive income						2,597

Purchase of treasury stock					(269)	(269)
Issuance of new restricted stock grants		(218)			218	—
Vesting of existing restricted stock grants		92				92
Cash dividends declared $.39 per share			(632)			(632)
Cash dividends declared on unvested restricted stock grants			(13)			(13)

Balance June 30, 2013	$1,830	$6,894	$51,502	$821	$(4,825)	$56,222

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012

(dollars in thousands – unaudited)	2013	2012

Cash flows from operating activities:

Net income	$3,170	$3,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,352	1,330
Provision for loan losses	675	325
Deferred net loan origination costs	(253)	(221)
Gain on sale of loans	(840)	(803)
Provision for servicing right valuation allowance	(245)	133
Loss on sale of foreclosed assets	89	157
Gain on sale of securities	(12)	—
Increase in cash surrender value of life insurance	(198)	(202)
Gain on bargain purchase	—	(851)
Changes in operating assets and liabilities:
Accrued interest receivable	40	104
Other assets	1,500	199
Other liabilities	309	(395)

Net cash provided by operating activities	5,587	2,874

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	33,962	13,704
Securities held to maturity	2,900	5,403
Payment for purchase of:
Securities available for sale	(20,946)	(14,320)
Securities held to maturity	(5,271)	(6,599)
Cash acquired on purchase of Marathon State Bank	—	19,640
Proceeds from other investments	1,736	—
Redemption (purchase) of FHLB stock	(1,088)	489
Net (increase) decrease in loans	(27,355)	2,297
Capital expenditures	(165)	(187)
Proceeds from sale of foreclosed assets	651	408
Purchase of bank-owned life insurance	(510)	—

Net cash provided by (used in) investing activities	(16,086)	20,835

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012

(continued)

(dollars in thousands – unaudited)	2013	2012

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(5,557)	(16,812)
Net decrease in interest-bearing deposits	(28,094)	(8,135)
Net increase in FHLB advances	16,000	5,000
Net increase (decrease) in other borrowings	856	(1,605)
Repayment of senior subordinated notes	(3,000)	—
Dividends declared	(645)	(615)
Proceeds from exercise of stock options	—	9
Purchase of treasury stock	(269)	(5)

Net cash used in financing activities	(20,709)	(22,163)

Net increase (decrease) in cash and cash equivalents	(31,208)	1,546
Cash and cash equivalents at beginning	48,847	38,205

Cash and cash equivalents at end	$17,639	$39,751

Supplemental cash flow information:

Cash paid during the period for:
Interest	$2,939	$3,735
Income taxes	745	1,169

Noncash investing and financing activities:

Loans charged off	$480	$631
Loans transferred to foreclosed assets	409	408
Loans originated on sale of foreclosed assets	107	140
Issuance of unvested restricted stock grants at fair value	210	200
Vesting of restricted stock grants	72	53

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

Results of operations of the quarterly and year to date periods ended June 30, 2013:

	Quarter ended June 30, 2013
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$5,317	$1,523	$1,561	$0.95

Pro forma Totals	$5,317	$1,523	$1,561	$0.95

	Six months ended June 30, 2013
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$10,518	$2,938	$3,170	$1.92

Pro forma Totals	$10,518	$2,938	$3,170	$1.92

Pro forma combined results of operations as if combination occurred at the beginning of the quarterly and year to date periods ended June 30, 2012:

	Quarter ended June 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,747	$1,469	$1,364	$0.82
Marathon State Bank	382	860	523	0.31

Pro forma Totals	$5,129	$2,329	$1,887	$1.13

	Six months ended June 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$9,563	$2,711	$2,544	$1.53
Marathon State Bank	808	872	600	0.36

Pro forma Totals	$10,371	$3,583	$3,144	$1.89

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,004	—	$7	$997
U.S. agency issued residential mortgage-backed securities	19,583	593	273	19,903
U.S. agency issued residential collateralized mortgage obligations	38,408	617	216	38,809
Privately issued residential collateralized mortgage obligations	123	4	—	127
Nonrated SBA loan fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$60,115	$1,214	$496	$60,833

Securities held to maturity

Obligations of states and political subdivisions	$70,166	$1,822	$472	$71,516
Nonrated trust preferred securities	1,515	36	178	1,373
Nonrated senior subordinated notes	402	5	—	407

Totals	$72,083	$1,863	$650	$73,296

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,998	$29	$—	$10,027
U.S. agency issued residential mortgage-backed securities	13,550	847	—	14,397
U.S. agency issued residential collateralized mortgage obligations	44,544	749	50	45,243
Privately issued residential collateralized mortgage obligations	168	5	—	173
Nonrated commercial paper	5,500	—	—	5,500
Other equity securities	47	—	—	47

Totals	$73,807	$1,630	$50	$75,387

Securities held to maturity

Obligations of states and political subdivisions	$67,915	$2,581	$41	$70,455
Nonrated trust preferred securities	1,505	60	66	1,499
Nonrated senior subordinated notes	402	8	—	410

Totals	$69,822	$2,649	$107	$72,364

Securities with a fair value of $42,601 and $44,914 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During the quarter ended March 31, 2013, PSB realized a net gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There was no sale of securities during the quarter ended June 30, 2013 or during the six months ended June 30, 2012.

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

The composition of loans categorized by the type of the loan, is as follows:

	June 30, 2013	December 31, 2012

Commercial, industrial, and municipal	$131,243	$132,633
Commercial real estate mortgage	196,854	183,818
Commercial construction and development	25,744	28,482
Residential real estate mortgage	123,958	105,579
Residential construction and development	15,056	15,247
Residential real estate home equity	20,618	21,756
Consumer and individual	4,403	4,715

Subtotals – Gross loans	517,876	492,230
Loans in process of disbursement	(4,673)	(7,039)

Subtotals – Disbursed loans	513,203	485,191
Net deferred loan costs	280	231
Allowance for loan losses	(7,640)	(7,431)

Net loans receivable	$505,843	$477,991

The following is a summary of information pertaining to impaired loans at period-end:

	June 30, 2013	December 31, 2012

Impaired loans without a valuation allowance	$4,977	$3,410
Impaired loans with a valuation allowance	7,007	9,029

Total impaired loans before valuation allowances	11,984	12,439
Valuation allowance related to impaired loans	2,631	2,434

Net impaired loans	$9,353	$10,005

Activity in the allowance for loans losses during the six months ended June 30, 2013 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,014	$2,803	$1,511	$103	$—	$7,431
Provision	252	336	73	14	—	675
Recoveries	2		2	10	—	14
Charge offs	(130)	(27)	(283)	(40)	—	(480)

Ending balance	$3,138	$3,112	$1,303	$87	$—	$7,640
Individually evaluated for impairment	$1,415	$836	$358	$22	$—	$2,631
Collectively evaluated for impairment	$1,723	$2,276	$945	$65	$—	$5,009

Loans receivable (gross):

Individually evaluated for impairment	$4,784	$4,507	$2,671	$22	$—	$11,984
Collectively evaluated for impairment	$126,459	$218,091	$156,961	$4,381	$—	$505,892

Activity in the allowance for loans losses during the six months ended June 30, 2012, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,406	$3,175	$1,242	$118	$—	$7,941
Provision	(390)	(15)	717	13	—	325
Recoveries	6	3	2	2	—	13
Charge offs	(105)	(115)	(388)	(23)	—	(631)

Ending balance	$2,917	$3,048	$1,573	$110	$—	$7,648
Individually evaluated for impairment	$1,244	$815	$495	$16	$—	$2,570
Collectively evaluated for impairment	$1,673	$2,233	$1,078	$94	$—	$5,078

Loans receivable (gross):

Individually evaluated for impairment	$5,770	$8,216	$2,518	$71	$—	$16,575
Collectively evaluated for impairment	$132,057	$192,307	$132,198	$5,495	$—	$462,057

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

The commercial credit exposure based on internally assigned credit grade at June 30, 2013, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$58	$—	$—	$—	$—	$58
Minimal risk (2)	20,939	20,689	145	991	87	42,851
Average risk (3)	47,478	123,235	20,203	3,147	8,521	202,584
Acceptable risk (4)	30,137	37,984	3,070	211	3,467	74,869
Watch risk (5)	10,529	8,368	1,734	—	—	20,631
Substandard risk (6)	894	2,286	377	—	—	3,557
Impaired loans (7)	4,606	4,292	215	178	—	9,291

Total	$114,641	$196,854	$25,744	$4,527	$12,075	$353,841

The commercial credit exposure based on internally assigned credit grade at December 31, 2012, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$38	$—	$—	$—	$—	$38
Minimal risk (2)	16,360	20,193	305	559	1,575	38,992
Average risk (3)	51,846	103,454	22,573	3,336	12,550	193,759
Acceptable risk (4)	32,002	45,699	3,318	216	—	81,235
Watch risk (5)	8,271	8,291	1,757	—	—	18,319
Substandard risk (6)	617	2,179	327	—	—	3,123
Impaired loans (7)	5,109	4,002	202	154	—	9,467

Total	$114,243	$183,818	$28,482	$4,265	$14,125	$344,933

The consumer credit exposure based on payment activity and internally assigned credit grade at June 30, 2013, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$121,928	$20,160	$14,873	$4,381	$161,342
Impaired loans	2,030	458	183	22	2,693

Total	$123,958	$20,618	$15,056	$4,403	$164,035

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2012, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$103,292	$21,250	$15,094	$4,689	$144,325
Impaired loans	2,287	506	153	26	2,972

Total	$105,579	$21,756	$15,247	$4,715	$147,297

The payment age analysis of loans receivable disbursed at June 30, 2013, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$390	$145	$1,040	$1,575	$113,066	$114,641	$—
Agricultural	—	—	178	178	4,349	4,527	—
Government	—	—	—	—	12,075	12,075	—

Commercial real estate:

Commercial real estate	700	113	1,100	1,913	194,941	196,854	—
Commercial construction and development	—	—	—	—	24,457	24,457	—

Residential real estate:

Residential – Prime	241	102	1,340	1,683	122,275	123,958	—
Residential – HELOC	141	42	282	465	20,153	20,618	—
Residential – construction and development	12	32	133	177	11,493	11,670	—

Consumer	17	8	3	28	4,375	4,403	—

Total	$1,501	$442	$4,076	$6,019	$507,184	$513,203	$—

The payment age analysis of loans receivable disbursed at December 31, 2012, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$375	$83	$1,795	$2,253	$111,990	$114,243	$—
Agricultural	—	154	—	154	4,111	4,265	—
Government	—	—	—	—	14,125	14,125	—

Commercial real estate:

Commercial real estate	936	76	1,028	2,040	181,778	183,818	—
Commercial construction and development	—	20	—	20	25,340	25,360	—

Residential real estate:

Residential – prime	950	274	1,344	2,568	103,011	105,579	—
Residential – HELOC	64	—	335	399	21,357	21,756	—
Residential – construction and development	—	—	133	133	11,197	11,330	—

Consumer	21	3	15	39	4,676	4,715	—

Total	$2,346	$610	$4,650	$7,606	$477,585	$485,191	$—

Impaired loans as of June 30, 2013, and during the six months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$2,057	$—	$1,943	$1,713	$44
Commercial real estate	1,826	—	1,648	1,376	15
Commercial construction & development	3	—	—	—	—
Residential – prime	1,495	—	1,366	1,095	6
Residential – HELOC	20	—	20	10	1

With an allowance recorded:

Commercial & industrial	$2,887	$1,335	$2,663	$3,145	$25
Commercial real estate	2,718	768	2,644	2,772	43
Commercial construction & development	216	68	215	209	6
Agricultural	179	80	178	166	—
Residential – prime	678	173	664	1,064	1
Residential – HELOC	447	130	438	472	2
Residential construction & development	184	55	183	168	1
Consumer	22	22	22	24	—

Totals:

Commercial & industrial	$4,944	$1,335	$4,606	$4,858	$69
Commercial real estate	4,544	768	4,292	4,148	58
Commercial construction & development	219	68	215	209	6
Agricultural	179	80	178	166	—
Residential – prime	2,173	173	2,030	2,159	7
Residential – HELOC	467	130	458	482	3
Residential construction & development	184	55	183	168	1
Consumer	22	22	22	24	—

The impaired loans at December 31, 2012, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,521	$—	$1,483	$1,545	$88
Commercial real estate	1,176	—	1,103	2,405	194
Commercial construction and development	—	—	—	—	33
Residential – Prime	881	—	824	493	9
Residential – HELOC	—	—	—	—	3

With an allowance recorded:

Commercial and industrial	$3,960	$1,287	$3,626	$4,238	$62
Commercial real estate	3,035	643	2,899	3,303	105
Commercial construction and development	205	31	202	427	21
Agricultural	154	40	154	91	10
Residential – Prime	1,511	277	1,463	1,746	22
Residential – HELOC	510	126	506	387	15
Residential construction and development	153	4	153	149	5
Consumer	26	26	26	48	2

Totals:

Commercial and industrial	$5,481	$1,287	$5,109	$5,783	$150
Commercial real estate	4,211	643	4,002	5,708	299
Commercial construction and development	205	31	202	427	54
Agricultural	154	40	154	91	10
Residential – Prime	2,392	277	2,287	2,239	31
Residential – HELOC	510	126	506	387	18
Residential construction and development	153	4	153	149	5
Consumer	26	26	26	48	2

Loans on nonaccrual status at period-end, follows:

	June 30, 2013	December 31, 2012

Commercial:

Commercial and industrial	$2,353	$3,023
Agricultural	178	154

Commercial real estate:

Commercial real estate	2,069	2,001
Commercial construction and development	19	1

Residential real estate:

Residential – prime	1,863	2,021
Residential – HELOC	346	365
Residential construction and development	165	133

Consumer	14	17

Total	$7,007	$7,715

During the quarter and six months ended June 30, 2013, the contracts identified below were modified to capitalize unpaid property taxes, convert amortizing payments to interest only payments, extend the amortization period, or lower the interest rate, and were categorized as troubled debt restructurings. During the quarter and six months ended June 30, 2012, the contracts identified below were modified to convert from amortizing principal payments to interest only payments or to capitalize unpaid property taxes. Specific loan reserves maintained in connection with loans restructured during the year to date period totaled $173 at June 30, 2013, and $62 at June 30, 2012. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the quarter ended June 30, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of June 30, 2013 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	2	$358	$354
Residential real estate – prime	1	$90	$90

The following table presents information concerning modifications of troubled debt made during the quarter ended June 30, 2012:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of June 30, 2012 ($000s)	contracts	investment	investment at period-end

Commercial real estate	1	$148	$144

The following table presents information concerning modifications of troubled debt made during the six months ended June 30, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of June 30, 2013 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	3	$396	$390
Commercial real estate	2	$221	$214
Residential real estate – prime	1	$90	$ 90

The following table presents information concerning modifications of troubled debt made during the six months ended June 30, 2012:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of June 30, 2012 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	3	$180	$173
Commercial real estate	2	$527	$516

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments. No past troubled debt restructurings subsequently defaulted within twelve months of the last restructuring during the quarter ended June 30, 2013.

Default during the quarter ended	Number of	Recorded
June 30, 2012 ($000s)	contracts	investment

Commercial & industrial	1	$23

Default during the six months ended	Number of	Recorded
June 30, 2013 ($000s)	contracts	investment

Commercial real estate	1	$74
Residential – prime	1	$90

Default during the six months ended	Number of	Recorded
June 30, 2012 ($000s)	contracts	investment

Commercial & industrial	1	$23

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

A summary of activity in foreclosed assets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance at beginning of period	$1,822	$3,108	$1,774	$2,939

Transfer of loans at net realizable value to foreclosed assets	132	50	409	408
Sale proceeds	(510)	(408)	(651)	(408)
Loans made on sale of foreclosed assets	—	(140)	(107)	(140)
Net gain (loss) from sale of foreclosed assets	41	48	60	48
Provision for write-down charged to operations	(149)	(16)	(149)	(205)

Balance at end of period	$1,336	$2,642	$1,336	$2,642

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	June 30, 2013	December 31, 2012

Non-interest bearing demand	$84,262	$89,819
Interest bearing demand (NOWs)	112,498	131,404
Savings	55,520	53,799
Money market	116,300	124,501
Retail and local time	102,539	111,462
Broker and national time	60,613	54,457

Total deposits	$531,732	$565,442

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012

Federal funds purchased	$—	$—
Short-term repurchase agreements	6,084	7,228
Bank stock term loan	2,000	—
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$21,584	$20,728

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $22,981 at June 30, 2013 and $21,931 at December 31, 2012.

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

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

As of end of period – weighted average rate	2.99%	3.23%	2.99%	3.23%
For the period:
Highest month-end balance	$22,431	$19,934	$23,129	$19,934
Daily average balance	$23,769	$19,705	$22,299	$19,388
Weighted average rate	2.83%	3.04%	2.94%	3.08%

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	June 30, 2013	December 31, 2012

Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.27%	0.31%
Maturity	September 2017	September 2017
Unrealized gain (loss) fair value	$(469)	$(699)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the quarter or six months ended June 30, 2013 or 2012. Risk management results for the quarter ended June 30, 2013 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2013, approximately $180 of losses ($109 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending June 30, 2014. The interest rate swap agreement was secured by cash and cash equivalents of $750 at June 30, 2013, and $850 at December 31, 2012.

As of June 30, 2013 and December 31, 2012, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	June 30, 2013	December 31, 2012

Notional amount	$14,652	$14,979
Receive fixed rate (average)	1.99%	1.99%
Pay variable rate (average)	0.19%	0.21%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	3.4 years	3.9 years
Unrealized gain (loss) fair value	$378	$673

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	June 30, 2013	December 31, 2012

Notional amount	$14,652	$14,979
Pay fixed rate (average)	1.99%	1.99%
Receive variable rate (average)	0.19%	0.21%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	3.4 years	3.9 years
Unrealized gain (loss) fair value	$(378)	$(673)

NOTE 10 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Period ended June 30, 2013	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(642)	$(253)	$(861)	$(346)
Reclassification adjustment for security gain included in net income	—	—	(12)	(5)
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(210)	(87)	(322)	(131)
Unrealized gain on interest rate swap	129	52	137	53
Reclassification adjustment of interest rate swap settlements included in earnings	47	18	92	36

Totals	$(676)	$(270)	$(966)	$(393)

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Period ended June 30, 2012	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(126)	$(50)	$(130)	$(56)
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(119)	(46)	(236)	(92)
Unrealized loss on interest rate swap	(170)	(67)	(186)	(73)
Reclassification adjustment of interest rate swap settlements included in earnings	43	17	84	33

Totals	$(372)	$(146)	$(468)	$(188)

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

During the quarter ended June 30, 2013, PSB reclassified $47 ($29 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $47 ($29 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

During the six months ended June 30, 2013, PSB reclassified $92 ($56 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $92 ($56 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the period.

NOTE 12 – STOCK-BASED COMPENSATION

PSB granted restricted stock to certain employees having an initial market value of $210 during the three months ended March 31, 2013 compared to $200 granted during the three months ended March 31, 2012. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the six months ended June 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $72 and $53 during 2013 and 2012, respectively.

The following tables summarize information regarding unvested restricted stock outstanding at June 30, 2013 and 2012 including activity during the six months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2012	25,572	$17.79
Restricted stock granted	8,895	22.48
Restricted stock legally vested	(4,058)	(16.08)

June 30, 2012	30,409	$19.39

January 1, 2013	30,409	$19.39
Restricted stock granted	8,076	26.00
Restricted stock legally vested	(5,883)	(17.85)

June 30, 2013	32,602	$21.30

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2013	$146
2014	146
2015	137
2016	122
2017	82
Thereafter	42

Totals	$675

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2013	2012	2013	2012

Net income	$1,561	$1,918	$3,170	$3,098

Weighted average shares outstanding	1,651,664	1,663,410	1,653,901	1,663,093
Effect of dilutive stock options outstanding	—	23	—	109

Diluted weighted average shares outstanding	1,651,664	1,663,433	1,653,901	1,663,202

Basic earnings per share	$0.95	$1.15	$1.92	$1.86
Diluted earnings per share	$0.95	$1.15	$1.92	$1.86

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

At June 30, 2013 and December 31, 2012, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which we maintain mortgage servicing rights. Therefore, declining long term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at June 30, 2013 used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	46.02%
Weighted average prepayment speed: PSA	734.57%
Weighted average discount rate	8.03%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at June 30, 2013:

Securities available for sale:

U.S. Treasury and agency debentures	$997	$—	$997	$—
U.S. agency issued residential MBS and CMO	58,712	—	58,712	—
Privately issued residential MBS and CMO	127	—	127	—
Solomon Hess SBA loan fund (CDFI Fund)	950	—	950	—
Other equity securities	47	—	—	47

Total securities available for sale	60,833	—	60,786	47
Loans held for sale	132	—	132	—
Mortgage rate lock commitments	56	—	56	—
Interest rate swap agreements	378	—	378	—

Total assets	$61,399	$—	$61,352	$47

Liabilities – Interest rate swap agreements	$847	$—	$847	$—

Assets measured at fair value on a recurring basis at December 31, 2012:

Securities available for sale:

U.S. Treasury and agency debentures	$10,027	$—	$10,027	$—
U.S. agency issued residential MBS and CMO	59,640	—	59,640	—
Privately issued residential MBS and CMO	173	—	173	—
Nonrated commercial paper	5,500	—	5,500	—
Other equity securities	47	—	—	47

Total securities available for sale	75,387	—	75,340	47
Loans held for sale	884	—	884	—
Mortgage rate lock commitments	91	—	91	—
Interest rate swap agreements	673	—	673	—

Total assets	$77,035	$—	$76,988	$47

Liabilities – Interest rate swap agreements	$1,372	$—	$1,372	$—

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2012:	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at June 30, 2012	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2012	$—

Balance at January 1, 2013	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at June 30, 2013	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2013	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at June 30, 2013:

Impaired loans	$2,958	$—	$916	$2,042
Foreclosed assets	1,336	—	628	708
Mortgage servicing rights	1,604	—	—	1,604

Total assets	$5,898	$—	$1,544	$4,354

Assets measured at fair value on a nonrecurring basis at December 31, 2012:

Impaired loans	$2,973	$—	$328	$2,645
Foreclosed assets	1,774	—	752	1,022
Mortgage servicing rights	1,233	—	—	1,233

Total assets	$5,980	$—	$1,080	$4,900

At June 30, 2013, loans with a carrying amount of $3,977 were considered impaired and were written down to their estimated fair value of $2,958 net of a valuation allowance of $1,019. At December 31, 2012, loans with a carrying amount of $3,955 were considered impaired and were written down to their estimated fair value of $2,973, net of a valuation allowance of $982. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At June 30, 2013, foreclosed assets with a carrying amount of $2,063 had been written down to a fair value of $1,336, less costs to sell. During the six months ended June 30, 2013, foreclosed assets with a fair value of $409 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. An impairment charge of $149 was recorded as a reduction to earnings during the six months ended June 30, 2013.

At December 31, 2012, foreclosed assets with a carrying amount of $2,352 had been written down to a fair value of $1,774, less costs to sell. During the six months ended June 30, 2012, foreclosed assets with a fair value of $408 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. An impairment charge of $205 was recorded as a reduction to earnings during the six months ended June 30, 2012.

At June 30, 2013, mortgage servicing rights with a carrying amount of $1,640 were considered impaired and were written down to their estimated fair value of $1,604, resulting in an impairment allowance of $36. At December 31, 2012, mortgage servicing rights with a carrying amount of $1,513 were considered impaired and were written down to their estimated fair value of $1,233, resulting in an impairment allowance of $280. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at June 30, 2013:

	June 30, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$17,639	$17,639	$17,639	$—	$—
Securities	132,916	134,129	—	132,302	1,827
Other investments	2,729	2,785	—	—	2,785
Net loans receivable and loans held for sale	505,975	507,181	—	1,048	506,133
Accrued interest receivable	2,117	2,117	—	—	2,117
Mortgage servicing rights	1,604	1,604	—	—	1,604
Mortgage rate lock commitments	56	56	—	56	—
FHLB stock	3,594	3,594	—	—	3,594
Cash surrender value of life insurance	12,521	12,521	12,521	—	—
Interest rate swap agreements	378	378	—	378	—

Financial liabilities ($000s):

Deposits	$531,732	$533,077	$—	$—	$533,077
FHLB advances	66,124	67,073	—	67,073	—
Other borrowings	21,584	22,553	—	14,570	7,983
Senior subordinated notes	4,000	3,429	—	—	3,429
Junior subordinated debentures	7,732	4,512	—	—	4,512
Interest rate swap agreements	847	847	—	847	—
Accrued interest payable	470	470	—	—	470

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2012:

	December 31, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$48,847	$48,847	$48,847	$—	$—
Securities	145,209	147,751	—	145,795	1,956
Other investments	4,465	4,538	—	—	4,538
Net loans receivable and loans held for sale	478,875	484,925	—	1,212	483,713
Accrued interest receivable	2,157	2,157	—	—	2,157
Mortgage servicing rights	1,233	1,233	—	—	1,233
Mortgage rate lock commitments	91	91	—	91	—
FHLB stock	2,506	2,506	—	—	2,506
Cash surrender value of life insurance	11,813	11,813	11,813	—	—
Interest rate swap agreements	673	673	—	673	—

Financial liabilities ($000s):

Deposits	$565,442	$568,014	$—	$—	$568,014
FHLB advances	50,124	51,590	—	51,590	—
Other borrowings	20,728	22,118	—	14,890	7,228
Senior subordinated notes	7,000	7,000	—	—	7,000
Junior subordinated debentures	7,732	4,911	—	—	4,911
Interest rate swap agreements	1,372	1,372	—	1,372	—
Accrued interest payable	697	697	—	—	697

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

NOTE 17 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2013 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of June 30, 2013 compared to December 31, 2012 and results of our operations for the three months and six months ended June 30, 2013 compared to the results of operations for the three months and six months ended June 30, 2012. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE OVERVIEW

Results of Operations

June 2013 quarterly earnings were $.95 per share on net income of $1,561 compared to earnings of $1.15 per share on net income of $1,918 during the June 2012 quarter. However, the prior year quarter included special income and expense items related to our purchase of Marathon State Bank (“Marathon”) during June 2012. Excluding the special Marathon items as outlined in Table 1, earnings during the June 2013 quarter increased 6.7% per share compared to adjusted June 2012 quarterly earnings of $.89 per share on net income of $1,478. Higher June 2013 quarterly earnings were driven by increased tax adjusted net interest income, up $474, or 9.3%, as average earnings assets increased $55,757, or 9.3% on the purchase of Marathon and increased organic loan growth compared to the prior year quarter. Offsetting increased net interest income were higher credit costs (including provision for loan losses and loss on foreclosed assets) of $327 compared to the prior year quarter, up 193%. Noninterest income excluding special Marathon items increased $51, or 3.5%, primarily from increased residential mortgage banking including an increase in the fair value of mortgage servicing rights due to an increase in market interest rates. However, noninterest expense before loss on foreclosed assets and the special Marathon items increased $87, or 2.2%, primarily from increased salaries and employee benefits.

Year to date earnings during the six months ended June 30, 2013 were $1.92 per share on net income of $3,170 compared to earnings of $1.86 per share on net income of $3,098 during the prior six months ended June 30, 2012. However, excluding the special Marathon items as outlined in Table 1, year to earnings would have been $1.87 per share on net income of 3,097 during 2013 compared to earnings of $1.66 per share on net income of $2,775 during 2012, an increase of 12.7% per share. Similar to the quarter to quarter earnings discussed previously, increased year to date earnings for the six months ended June 30, 2013 compared to 2012 were driven by increased tax adjusted net interest income, up $923, or 9.2%, as average earning assets increased $68,091, or 11.6%, although net interest margin declined from 3.46% during 2012 to 3.39% during 2013. The increase in net interest income was partially offset by a $263 increase in credit costs, up 46.8%. Noninterest income excluding special Marathon items increased $224, or 8.3%, on a $203 increase in mortgage banking income on increased refinance activity and the fair value of mortgage servicing rights. However, noninterest expense before loss on foreclosed assets and the special Marathon items increased $394, or 5.1%, on higher salaries and employee benefits and data processing costs, together up $320.

Looking ahead to the September 2013 quarter, net income growth compared to the linked June 2013 quarterly results will be challenged by continued downward pressure on net interest margin if loan growth moderates and an expected decline in mortgage banking refinance activity. Credit costs are expected to remain stable, and lower credit costs, including provision for loan losses and loss on foreclosed assets, are not expected to be a significant driver to net income growth during 2013 as they were during 2012.

Credit Quality

Credit quality continued gradual improvement as June 30, 2013 nonperforming assets totaled $11,050 (1.59% of total assets) compared to $12,454 (1.75% of assets) at December 31, 2012 and $17,360 (2.45% of assets) at June 30, 2012. At June 30, 2013, the allowance for loan losses was $7,640, or 1.49% of total loans (79% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012, and $7,648, or 1.61% of total loans (55% of nonperforming loans) at June 30, 2012. Annualized net charge-offs have also declined slightly and were .12% and .19% during the quarter and six months ended June 30, 2013, respectively, compared to .24% and .28% during the quarter and six months ended June 30, 2012, respectively. Most of the improvement in nonperforming assets since June 30, 2012 was due to a $3,342 reduction in accruing restructured loans repaid on certain borrowers’ sale of collateral, a $1,280 reduction in foreclosed assets following sale of our largest foreclosed property, and resumption of accruing interest payments on a $750 trust preferred investment security, all of which occurred prior to 2013.

Despite the improvement in credit quality, the provision for loan losses during the quarter and six months ended June 30, 2013 increased to fund reserves associated with $27,852 in net loan growth since January 1, 2013. The provision for loan losses for the quarter and six months ended June 30, 2013 was $352 and $675, respectively, compared to $165 and $325 during the quarter and six months ended June 30, 2012, respectively. Loss on foreclosed assets (net of sales gains) was $144 during the June 2013 quarter (including a $149 partial write-down to fair value on foreclosed assets), compared to $4 in June 2012. Net loss on foreclosed assets was $150 during the six months ended June 30, 2013 compared to $237 during 2012, which included partial write-downs of $149 and $205 during 2013 and 2012, respectively. Taken together, June 2013 quarterly credit costs were $496 compared to $169 during the June 2012 quarter, an increase of $327, or 193%. Total credit costs were $825 in the six months ended June 30, 2013 compared to $562 in 2012, an increase of $263, or 47%. Assuming the current trend in lower nonperforming assets, we expects total credit costs in the coming quarter to be similar to quarterly levels seen so far during 2013.

Asset Growth and Liquidity

Total assets were $693,967 at June 30, 2013 compared to $711,966 at December 31, 2012, down $17,999, or 2.5%. During the six months ended June 30, 2013, cash and cash equivalents and investment securities declined $43,501 to fund $10,793 in commercial related loan growth, $16,828 in residential real estate loan growth, and a $17,710 decline in local deposits not replaced by the $22,156 increase in wholesale deposits and FHLB advances. Residential mortgage loans increased from a temporary program (now discontinued) to retain 15 year fixed rate fully amortizing mortgages normally sold to the secondary market on the balance sheet to support net interest income growth. During the September 2013 quarter, we expect to fund future loan and asset growth primarily from additional wholesale funding. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $140,237 (20.2% of total assets) at June 30, 2013 compared to $118,081 of assets (16.6% of total assets) at December 31, 2012.

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At June 30, 2013, unused and available wholesale funding was approximately $252 million, or 36% of total assets, compared to $273 million, or 38% of total assets at December 31, 2012. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit.

Capital Resources

During the six months ended June 30, 2013, stockholders’ equity increased $1,775 primarily from $3,170 of net income less $645 of dividends declared and $269 used to repurchase 10,030 shares of treasury stock on the open market at an average price of $26.78 per share. During the six months ended June 30, 2012, 200 shares of common stock were repurchased at an average price of $23.25 per share. Equity during the six months ended June 30, 2013 also declined $713 from a reduction in unrealized gains on securities as national interest rates increased during the June quarter in response to expected actions by the Board of Governors of the Federal Reserve as national economic conditions improve.

On February 1, 2013, we refinanced $7 million of 8% senior subordinated notes with $1 million of cash and $6 million in proceeds from issuance of new debt. The new debt includes $4 million of privately placed senior subordinated notes carrying a 3.75% fixed interest rate with interest only payments, due in 2018, and $2 million in a fully amortizing term note with a correspondent bank carrying a floating rate of interest and maturing in 2015. Although the previous 8% notes qualified as Tier 2 regulatory capital, the new $6 million in notes do not qualify as Tier 2 regulatory capital. The refinancing reduced interest expense by $88 and $144 during the quarter and six months ended June 30, 2013 compared to the prior year periods, contributing to increased net income.

Tangible net book value increased to $34.04 per share at June 30, 2013, compared to $31.64 per share at June 30, 2012, an increase of 7.6%. Our equity to assets ratio increased to 8.10% at June 30, 2013 compared to 7.65% at December 31, 2012 due to increased retained earnings and a 2.5% reduction in assets during the past six months. However, the equity to assets ratio continues to be less than 8.49% seen at March 31, 2012 prior to the purchase of Marathon in the June 2012 quarter using existing cash on hand without the issuance of new common stock. We were considered “well capitalized” under banking regulations at June 30, 2013.

In July 2013, the banking regulatory agencies finalized new regulatory rules applicable to all banks, often referred to as the “Basel III” capital requirements. The new rules expand the number of capital measurements and the new minimums over which a bank may pay dividends, certain executive compensation, or be considered adequately capitalized. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. The new rules begin to be effective during the March 2015 quarter, with an extended implementation period for certain measures. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but do not expect to issue additional common stock to meet the new requirements or believe that recurring operations or growth potential will be significantly impacted.

However, the new capital rules do lead us to believe that future capital needs during the next several years would likely be met by issuance of our authorized common or preferred stock as needed, although no current plans exist for such an issue. Due to relatively high cost of capital options, required debt service payments on our new February 1, 2013 $2 million correspondent bank loan, new higher regulatory capital demands, and potential future merger and acquisition activities requiring capital, we do not expect to buy back significant common stock shares during the next several quarters. We do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $269 million of residential 1 to 4 family mortgages sold to FHLB and FNMA. At June 30, 2013, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 12% of the total serviced principal (down from 13% at December 31, 2012), up to a maximum guarantee of $1.9 million in the aggregate. However, we would incur such loss only if the FHLB first lost $1.8 million on this remaining loan pool of approximately $31 million as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). Since inception of our guarantees to the FHLB beginning in 2000, only $0.4 million (totaling 12 borrowers) of $425 million of loans originated with guarantees have represented a principal loss, all of which has been borne by the FHLB within their First Loss Account. No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee under this program.

Although we do not maintain a recourse liability for our credit enhancement guarantee to the FHLB, we did maintain a separate mortgage loan recourse liability of $78 at June 30, 2013 compared to $0 at December 31, 2012, for potential representation and warranty losses on loans improperly underwritten and sold to secondary market investors. Provision to expense for serviced mortgage loan recourse liability was $1 and $204 during the quarter and six months ended June 30, 2013, which was recorded as a reduction to mortgage banking income. No provision for recourse liability was recorded during 2012. A recourse loss of $126 was charged against the liability during the six months ended June 30, 2013 due to foreclosure losses on a mortgage sold to the FHLB that was determined to have been improperly underwritten. This loan and other loans originated by a former employee were reviewed and the situation is believed to be isolated. Total representation and warranty losses on loans improperly underwritten and sold to secondary market investors totaled $28 and $38 during the years ended 2012 and 2011, respectively.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at June 30, 2013) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $14,652). These arrangements and related off balance sheet commitments are outlined in Note 9 in the Notes to Consolidated Financial Statements. Our liability for aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions was $469 and $699 at June 30, 2013 and December 31, 2012, respectively before tax impacts. We are required to collateralize all gross swap liabilities (before offset against any swap assets) with cash deposited with our swap counterparty, which totaled $750 and $1,060 at June 30, 2013 and December 31, 2012, respectively.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $109,000 at June 30, 2013 compared to $105,000 at December 31, 2012. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended June 30, 2013 compared to June 30, 2012

June 2013 quarterly earnings were $1,561, or $.95 per diluted share compared to $1,918, or $1.15 per diluted share during the June 2012 quarter. However, there were significant special income and expense items associated with our purchase of Marathon State Bank during the June 2012 quarter that increased income. Refer to Table 1 below for a presentation of net income and earnings per share both before and after non-recurring items. Table 2 below outlines key financial performance metrics for five linked quarters ending June 30, 2013. The individual special items outlined in Table 1 below include an $851 gain on purchase of Marathon, which increased net income by $515 after tax impacts. In addition, we incurred $75 of merger professional fees during the June 2012 quarter which were not tax deductible, lowering net income by $75. Excluding these special items, June 2013 quarterly earnings increased 6.7% per share compared to adjusted June 2012 net income of $1,478, or $.89 per diluted share.

Higher June 2013 quarterly earnings were driven by increased tax adjusted net interest income, up $474, or 9.3%, as average earning assets increased $55,757, or 9.3% on the purchase of Marathon and increased organic loan growth compared to the prior year quarter. Offsetting increased net interest income were higher credit costs (including provision for loan losses and loss on foreclosed assets) of $327 compared to the prior year quarter, up 193%. Noninterest income excluding special Marathon items increased $51, or 3.5%, primarily from increased residential mortgage banking including an increase in the fair value of mortgage servicing rights due to an increase in market interest rates. However, noninterest expense before loss on foreclosed assets and the special Marathon items increased $87, or 2.2%, primarily from increased salaries and employee benefits.

Return on average assets was .91% during 2013, and 1.21% during 2012 (.93% during 2012 before the Marathon merger related expenses) during the quarters ended June 30. Return on average stockholders’ equity was 10.94% during 2013, and 14.60% during 2012 (11.25% during 2012 before the Marathon merger related expenses) during the quarters ended June 30.

Compared to the linked June 2013 quarter, we expected September 2013 quarterly earnings growth to be challenging due to downward pressure on net interest margin and a decline in mortgage banking income as interest rates recently increased and have now stabilized after several periods of long-term mortgage rate declines. Loan growth has helped to offset lower net margin compared to the prior year periods and continued net interest income growth. However, continued lower margin with slower loan growth could cause linked quarter net interest income to decline, negatively impacting net income. While loan quality continues to improve, we expect credit costs (including the provision for loan losses and loss on foreclosed assets) during the remainder of 2013 to be similar to those seen during the six months ended June 30, 2013. All things considered, we expect earnings per share during the year ended December 31, 2013 to be similar to earnings of $3.61 reported for 2012, assuming continued improvement in credit quality trends.

Six months ended June 30, 2013 compared to June 30, 2012

Earnings during the six months ended June 30, 2013 were $3,170, or $1.92 per diluted share compared to $3,098, or $1.86 per diluted share during the comparable prior year period. However, there were significant special income and expense items associated with our purchase of Marathon State Bank during the June 2012 quarter that impacted income for both periods. The individual special items are outlined in Table 1 below and include an $851 gain on purchase of Marathon, which increased net income by $515 after tax impacts. In addition, we incurred $192 of merger professional fees during 2012 which were not tax deductible, lowering net income by $192. Lastly, the 2013 provision for income tax expense was reduced $73 for benefits realized on amendment of Marathon’s previously filed tax returns. Excluding these special items, 2013 year to date income was $3,097 and earnings of $1.87 per share compared to adjusted 2012 net income of $2,775 and earnings of $1.66 per share, an increase of 12.7% per share.

Similar to the quarter to quarter earnings discussed previously, increased year to date earnings for the six months ended June 30, 2013 compared to 2012 were driven by increased tax adjusted net interest income, up $923, or 9.2%, as average earning assets increased $68,091, or 11.6%, although net interest margin declined from 3.46% during 2012 to 3.39% during 2013. The increase in net interest income was partially offset by a $263 increase in credit costs, up 46.8%. Noninterest income excluding special Marathon items increased $224, or 8.3%, on a $203 increase in mortgage banking income on increased refinance activity and the fair value of mortgage servicing rights. However, noninterest expense before loss on foreclosed assets and the special Marathon items increased $394, or 5.1%, on higher salaries and employee benefits and data processing costs, together up $320.

Return on average assets was .93% (.91% before the Marathon tax benefit) and 1.00% (.89% before the Marathon merger related income and expenses) during the six months ended June 30, 2013 and 2012, respectively. Return on average stockholders’ equity was 11.35% (11.09% before the Marathon tax benefit) and 11.99% (10.74% before the Marathon merger related income and expenses) during the six months ended June 30, 2013 and 2012, respectively.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended June 30,		Six months ended June 30,
($000s, net of income tax effects)	2013	2012	2013	2012

Net income from continuing operations before credit costs	$1,862	$1,580	$3,597	$3,116
Less: Credit costs	(301)	(102)	(500)	(341)

Net income from continuing operations after credit costs	1,561	1,478	3,097	2,775
Add: Benefit from amendment of Marathon tax returns	—	—	73	—
Add: Gain on bargain purchase	—	515	—	515
Less: Merger related expenses	—	(75)	—	(192)

Net income	$1,561	$1,918	$3,170	$3,098

	Quarter ended June 30,		Six months ended June 30,
(per diluted share, net of income tax effects)	2013	2012	2013	2012

Net income from continuing operations before credit costs	$1.13	$0.95	$2.17	$1.87
Less: Credit costs	(0.18)	(0.06)	(0.30)	(0.21)

Net income from continuing operations after credit costs	0.95	0.89	1.87	1.66
Add: Benefit from amendment of Marathon tax returns	—	—	0.05	—
Add: Gain on bargain purchase	—	0.31	—	0.31
Less: Merger related expenses	—	(0.05)	—	(0.11)

Net income	$0.95	$1.15	$1.92	$1.86

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Earnings and dividends:	2013	2013	2012	2012	2012

Net interest income	$5,317	$5,201	$5,294	$5,163	$4,880
Provision for loan losses	$352	$323	$460	$—	$165
Other noninterest income	$1,523	$1,415	$1,559	$1,444	$2,323
Other noninterest expense	$4,216	$4,082	$4,349	$4,860	$4,064
Net income	$1,561	$1,609	$1,685	$1,226	$1,918

Basic earnings per share(3)	$0.95	$0.97	$1.01	$0.74	$1.15
Diluted earnings per share(3)	$0.95	$0.97	$1.01	$0.74	$1.15
Dividends declared per share(3)	$0.39	$—	$0.38	$—	$0.36
Net book value per share	$34.04	$33.71	$32.93	$32.34	$31.64

Semi-annual dividend payout ratio	20.32%	n/a	23.42%	n/a	19.44%
Average common shares outstanding	1,651,664	1,656,162	1,662,929	1,663,472	1,663,410

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$499,425	$485,495	$472,096	$460,697	$447,886
Assets	$688,353	$689,687	$691,688	$698,103	$639,404
Deposits	$525,158	$541,672	$546,371	$550,564	$493,349
Stockholders’ equity	$57,223	$55,137	$54,661	$53,440	$52,835

Performance ratios:

Return on average assets(1)	0.91%	0.95%	0.97%	0.70%	1.21%
Return on average stockholders’ equity(1)	10.94%	11.83%	12.26%	9.13%	14.60%
Average stockholders’ equity less
accumulated other comprehensive income
(loss) to average assets	8.18%	7.82%	7.71%	7.44%	8.01%
Net loan charge-offs to average loans(1)	0.12%	0.26%	0.38%	0.19%	0.24%
Nonperforming loans to gross loans	1.89%	2.02%	2.20%	2.93%	2.95%
Allowance for loan losses to gross loans	1.49%	1.49%	1.53%	1.55%	1.61%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	17.75%	19.33%	20.54%	28.59%	29.34%
Net interest rate margin(1)(2)	3.41%	3.37%	3.38%	3.37%	3.42%
Net interest rate spread(1)(2)	3.24%	3.20%	3.19%	3.21%	3.20%
Service fee revenue as a percent of
average demand deposits(1)	2.02%	1.89%	1.94%	2.17%	2.41%
Noninterest income as a percent of gross revenue	18.54%	17.60%	18.35%	17.24%	25.81%
Efficiency ratio(2)	59.52%	59.50%	61.31%	70.89%	54.85%
Noninterest expenses to average assets(1)	2.46%	2.40%	2.50%	2.77%	2.56%

Stock price information:

High	$31.00	$28.50	$28.75	$29.20	$26.67
Low	$27.76	$25.30	$25.50	$24.50	$21.81
Last trade value at quarter-end	$29.25	$28.00	$26.00	$28.75	$25.24

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Net Interest Income

Quarter ended June 30, 2013 compared to June 30, 2012

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,560 during the June 2013 quarter compared to $5,086 during the June 2012 quarter, an increase of $474, or 9.3%. Increased net interest income was due to an increase in average earning assets during the June 2013 quarter compared to June 2012, which increased $55,757, or 9.3%, due to the acquisition of Marathon during the June 2012 quarter. Refer to Note 2 of the Notes to Consolidated Financial Statements for information on assets acquired with the Marathon purchase.

Tax adjusted net interest margin was 3.41% during the June 2013 quarter compared to 3.37% during the linked March 2013 quarter and 3.42% during the June 2012 quarter. Although net interest income increased over prior quarterly periods from increased average earning assets, net margin remains under significant pressure from falling loan yields. During the quarter ended June 30, 2013, loan yields declined .11% (to 4.61%) while the average deposit cost remained the same (at .58%) compared to the linked March 2013 quarter. Offsetting a portion of the loan yield decline was a lower cost of wholesale funding, which declined .53% (to 2.46%) in the June 2013 quarter compared to March 2013, from reduced senior subordinated debt interest expense following the February 1, 2013 refinance to lower the interest rate. Refer to Note 8 of the Notes to Consolidated Financial Statements for details on the subordinated note refinance.

In light of very low market rates and intense competition for high credit quality loan growth, we expect loan yields during the upcoming quarter to decline as maturities and originations are repriced at rates lower than the current portfolio. The decline in loan yield may be greater than deposit costs can be reduced with deposit rates already near functional minimums. In addition, we expect investment securities yields to continue to decline during the September 2013 quarter as maturing funds are reinvested into significantly lower market yields. Net margin is expected to decline slightly during the remainder of 2013 and net interest income could decline from that seen during the June 2013 quarter if loan growth does not continue. However, approximately $24 million of existing term wholesale funding with a 1.58% average cost is scheduled to mature or be repriced during the remainder of 2013. Potentially lower wholesale funding costs, combined with continued loan growth during 2013 could support net interest income growth during the September 2013 quarter.

During the June 2013 and June 2012 quarters, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $73 million, or 14.2%, of gross loans at June 30, 2013 was supported by an average interest rate floor approximately 120 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $870 and .13%, respectively, based on those existing loan floors and average total earning assets during the quarter ended June 30, 2013. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor faster, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At June 30, 2012, the coupon rate on approximately $97 million, or 20.4%, of gross loans at June 30, 2012 was supported by an average interest rate floor approximately 138 basis points greater than the normal adjustable rate. The annualized increase to net interest income and net interest margin was approximately $1,340 and .22%, respectively, based on those existing loan floors and average total earning assets during the quarter ended June 30, 2012.

Six months ended June 30, 2013 compared to 2012

Tax adjusted net interest income totaled $11,005 during the six months ended June 30, 2013 compared to $10,082 during 2012, an increase of $923, or 9.2%. Increased net interest income was due to an increase in average earning assets during the year to date period compared to 2012, which increased $68,091, or 11.6%, due to the Marathon acquisition and higher organic loan growth. Year to date, net margin was 3.39% during the six months ended June 30, 2013 compared to 3.46% during the same period during 2012. During 2013, net interest income would have increased $1,462 from earning asset growth compared to the prior year but was reduced $539 due to lower net margin. Similar to the quarter to quarter comparison reviewed above, loan and other asset yields declined during the year to date period to a greater extent than deposit funding costs, as assets continued to reprice into lower current market rates.

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2013			Quarter ended June 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$506,962	$5,830	4.61%	$455,734	$5,837	5.15%
Taxable securities	84,150	516	2.46%	93,727	575	2.47%
Tax-exempt securities(2)	53,291	571	4.30%	36,673	453	4.97%
FHLB stock	3,289	3	0.37%	2,819	3	0.43%
Other	6,943	15	0.87%	9,925	17	0.69%

Total(2)	654,635	6,935	4.25%	598,878	6,885	4.62%

Non-interest-earning assets:
Cash and due from banks	9,585			15,611
Premises and equipment, net	10,040			9,914
Cash surrender value insurance	12,056			11,545
Other assets	9,574			11,304
Allowance for loan losses	(7,537)			(7,848)

Total	$688,353			$639,404

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$171,306	$92	0.22%	$145,675	$203	0.56%
Money market deposits	114,855	95	0.33%	108,956	148	0.55%
Time deposits	162,317	574	1.42%	169,755	719	1.70%
FHLB borrowings	64,476	324	2.02%	50,674	353	2.80%
Other borrowings	23,769	168	2.83%	19,705	149	3.04%
Senior subordinated notes	4,000	37	3.71%	7,000	142	8.16%
Junior subordinated debentures	7,732	85	4.41%	7,732	85	4.42%

Total	548,455	1,375	1.01%	509,497	1,799	1.42%

Non-interest-bearing liabilities:
Demand deposits	76,680			68,963
Other liabilities	5,995			8,109
Stockholders’ equity	57,223			52,835

Total	$688,353			$639,404

Net interest income		$5,560			$5,086
Rate spread			3.24%			3.20%
Net yield on interest-earning assets			3.41%			3.42%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 4: Net Interest Income Analysis (Six Months)

(dollars in thousands)	Six months ending June 30, 2013			Six months ending June 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$500,008	$11,569	4.67%	$450,347	$11,722	5.23%
Taxable securities	87,713	1,057	2.43%	86,288	1,147	2.67%
Tax-exempt securities(2)	52,641	1,136	4.35%	33,556	852	5.11%
FHLB stock	2,984	4	0.27%	2,938	4	0.27%
Other	11,558	37	0.65%	13,684	35	0.51%

Total(2)	654,904	13,803	4.25%	586,813	13,760	4.72%

Non-interest-earning assets:
Cash and due from banks	9,758			12,013
Premises and equipment, net	10,123			9,917
Cash surrender value insurance	11,954			11,495
Other assets	9,700			11,372
Allowance for loan losses	(7,509)			(7,951)

Total	$688,930			$623,659

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$176,508	$206	0.24%	$140,699	$425	0.61%
Money market deposits	118,302	199	0.34%	108,052	321	0.60%
Time deposits	161,234	1,136	1.42%	165,966	1,476	1.79%
FHLB borrowings	58,610	654	2.25%	50,970	705	2.78%
Other borrowings	22,299	325	2.94%	19,388	297	3.08%
Senior subordinated notes	5,000	109	4.40%	7,000	284	8.16%
Junior subordinated debentures	7,732	169	4.41%	7,732	170	4.42%

Total	549,685	2,798	1.03%	499,807	3,678	1.48%

Non-interest-bearing liabilities:
Demand deposits	77,051			64,489
Other liabilities	5,850			7,415
Stockholders’ equity	56,344			51,948

Total	$688,930			$623,659

Net interest income		$11,005			$10,082
Rate spread			3.22%			3.24%
Net yield on interest-earning assets			3.39%			3.46%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 5: Interest Income and Expense Volume and Rate Analysis (Year to Date)

Six months ended June 30, 2013

	2013 compared to 2012
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$1,150	$(1,303)	$(153)
Taxable securities	17	(107)	(90)
Tax-exempt securities(2)	412	(128)	284
Other interest income	(7)	9	2

Total	1,572	(1,529)	43

Interest paid on:
Savings and demand deposits	43	(262)	(219)
Money market deposits	17	(139)	(122)
Time deposits	(33)	(307)	(340)
FHLB borrowings	85	(136)	(51)
Other borrowings	42	(14)	28
Senior subordinated notes	(44)	(131)	(175)
Junior subordinated debentures	—	(1)	(1)

Total	110	(990)	(880)

Net interest earnings	$1,462	$(539)	$923

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at June 30, 2013. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects a liability sensitive gap position during the next year, with a cumulative negative one-year gap ratio at June 30, 2013 of 85.2% compared to a negative gap of 93.7% at December 31, 2012. The one-year gap ratio declined since December 31, 2012 due to a significant reduction in cash and cash equivalents, which reduced the amount of assets repricing during the next year compared to December 31, 2012. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also have a negative impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 6: Interest Rate Sensitivity Gap Analysis

	June 30, 2013
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$171,302	$41,051	$57,905	$86,309	$110,886	$46,162	$513,615
Securities	8,769	5,237	9,853	16,218	46,425	46,414	132,916
FHLB stock						3,594	3,594
CSV bank-owned life insurance						12,521	12,521
Other earning assets	4,611	245	500		1,736		7,092

Total	$184,682	$46,533	$68,258	$102,527	$159,047	$108,691	$669,738
Cumulative rate sensitive assets	$184,682	$231,215	$299,473	$402,000	$561,047	$669,738

Interest-bearing liabilities
Interest-bearing deposits	$77,643	$36,273	$177,910	$30,572	$39,466	$85,606	$447,470
FHLB advances	31,000	4,075	16,309	14,740			66,124
Other borrowings	8,084			8,000	5,500		21,584
Senior subordinated notes					4,000		4,000
Junior subordinated debentures						7,732	7,732

Total	$116,727	$40,348	$194,219	$53,312	$48,966	$93,338	$546,910
Cumulative interest
sensitive liabilities	$116,727	$157,075	$351,294	$404,606	$453,572	$546,910

Interest sensitivity gap for
the individual period	$67,955	$6,185	$(125,961)	$49,215	$110,081	$15,353
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	158.2%	115.3%	35.1%	192.3%	324.8%	116.4%

Cumulative interest
sensitivity gap	$67,955	$74,140	$(51,821)	$(2,606)	$107,475	$122,828
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	158.2%	147.2%	85.2%	99.4%	123.7%	122.5%

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

Table 7: Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2013	December 2012	June 2012

Cumulative 1 year gap ratio
Base	85%	94%	91%
Up 200	82%	89%	87%
Down 100	87%	95%	93%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.3%	-1.4%	-3.6%
Down 100 during the year	0.0%	0.4%	-0.7%

Change in Net Interest Income – Year 2
No rate change (base case)	1.6%	-2.5%	-3.5%
Following up 200 in year 1	-1.4%	-2.8%	-6.0%
Following down 100 in year 1	-1.3%	-3.8%	-7.2%

Note: Simulations above reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 60.5% at June 30, 2013 and December 31, 2012.

At June 30, 2013, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) and those which assume a flattening of the yield curve all point to decreased net interest income from a static balance sheet compared to the June 30, 2013 “base case.” If market rates decline, net interest income is negatively impacted by falling asset yields while funding costs currently near 0% have little room to decline. If market rates increase, net interest income is negatively impacted by existing interest rate floors on floating rate loans and a delay in how fast asset cash flows reprice compared to liabilities driven by market funding rates. As funding costs rise, these floating rate loans could remain at the same yield for several periods, reducing net interest margin and net interest income. During a period of rising interest rates, net interest income is also negatively impacted by a flattening yield curve. When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

The table below summarizes the percentage change to current “base case” net interest income as a result of certain interest simulations:

Table 8: Projected Changes to Net Interest Income Under Alternative Rate Simulations

	During next 12M	During next 24M	Delayed (24M)
	Down 100 bp	Parallel up 400 bp	Flat up 500 bp

Year 1	0.0%	-2.1%	0.0%
Year 2	-2.8%	-8.5%	0.0%
Year 3	-6.0%	-8.1%	-10.0%
Year 4	-10.1%	10.7%	-14.9%
Year 5	-12.2%	25.6%	2.0%

While it would be possible to experience another 100 basis point reduction in market rates, this is considered unlikely due to current rates being very low. We also expect a low interest rate scenario, similar to today, to continue during the next 18 months. Recently, indications by the Board of Governors of the Federal Reserve could result in the existing very low rate environment to continue into 2015, although other actions, such as curtailing their current level of bond purchases, could increase longer-term rates while overnight rates remain the same. We regularly monitor our asset-liability position in light of this potential long-term risk to net interest income levels from a protracted low interest rate environment.

Noninterest Income

Quarter ended June 30, 2013 compared to June 30, 2012

Total noninterest income for the quarter ended June 30, 2013 was $1,523, compared to $2,323 earned during the June 2012 quarter, a decrease of $800. However, the prior year quarter included a $851 nonrecurring gain on purchase of Marathon. Excluding the special gain, quarterly noninterest income would have been $1,523 and $1,472 in 2013 and 2012, respectively, an increase of $51 or 3.4%. Mortgage banking income increased $119 in June 2013 compared to June 2012, including a $189 increase related to lower valuation allowances on mortgage servicing rights as increased national mortgage rates increased the fair value of servicing rights. At June 30, 2013, remaining valuation allowances were $36 and further reductions are not expected to be a driver of future income increases as they were during the June 2013 quarter.

Because national mortgage rates have recently increased, mortgage banking income in future quarters will be negatively impacted from significantly lower refinance activity as most qualifying borrowers have already completed a refinance at lower rate levels. Although new home purchase loan activity has increased, mortgage banking income could decline to between $250 and $300 per quarter, or 62% to 75% of the quarterly average income seen since January 1, 2010. Lower mortgage banking fees will have a negative impact on net income during the remainder of 2013.

Investment sales and management commissions from Peoples Wealth Management declined $34, or 14%, to $204 during the June 2013 quarter compared to $238 during June 2012. Investment commissions can be dependent on completed sales and such income can be volatile quarter to quarter. However, we expect commission income of approximately $200 per quarter during the remainder of 2013 compared to the $184 quarterly average seen during calendar 2012.

Six months ended June 30, 2013 compared to June 30, 2012

Year to date for the six months ended June 30, total noninterest income totaled $2,938 in 2013 compared to $3,565 ($2,714 before the gain on purchase of Marathon) in 2012. Prior to the Marathon gain, noninterest income increased $224, or 8.3%, primarily from a $203 increase in mortgage banking income. During 2013, deposit account service charges other than overdraft charges increased $12, or 6.5%, but overdraft charges declined $79, or 12.6% compared to 2012, as customer participation in our “Overdraft Privilege” product waned. In addition debit and credit card interchange income declined $20, or 4.7%, from a small decline in both average interchange income per card swipe and the total number of card transactions. Customer debit card activity began to decline after sales of our Rewards Checking product were discontinued in October 2011 as that account required minimum debit card usage to earn the account rewards.

Noninterest Expense

Quarter ended June 30, 2013 compared to June 30, 2012

Noninterest expenses totaled $4,216 during the June 2013 quarter compared to $4,064 during the June 2012 quarter, up $152, or 3.7%. Excluding the loss on foreclosed assets for both periods and $75 of professional fees associated with the Marathon purchase, June 2013 quarterly expenses would have been $4,072, and June 2012 quarterly expenses would have been $3,985, an increase of $87, or 2.2%. Leading the increase was $63 in increased wages and benefits, up 2.8%, and increased data processing expenses of $49, up 11.4%. Data processing expenses increased primarily from the addition of Marathon customer accounts compared to the prior year. However, bank wide data processing costs are expected to stabilize and totaled $477 during both the June 2013 and March 2013 quarters. Quarterly noninterest expense from continuing operations before loss on foreclosed assets during the September 2013 quarter is expected to remain near the level seen during the March 2013 and June 2013 quarters.

Six months ended June 30, 2013 compared to June 30, 2012

Year to date for the six months ended June 30, total noninterest expense totaled $8,298 in 2013 compared to $8,183 in 2012. Excluding loss on foreclosed assets and the Marathon purchase professional fees, noninterest expense would have been $8,148 in 2013 and $7,754 in 2012, an increase of $394, or 5.1%. Leading the increase was higher wages and benefits, up $198, or 4.5%, and increased data processing costs, up $122, or 14.7%.

Provision for Income Taxes

The provision for income taxes during the six months ended June 30, 2013 was reduced $73 for the tax benefit realized on amendment of Marathon’s previously filed 2009 through 2011 income tax returns primarily to correct the treatment of tax-exempt interest on municipal loans. A lower effective income tax rate has contributed to increased net income during 2013 compared to 2012. The effective tax rate was 31.3% and 29.3% (30.9% before the March 2013 recognition of a Marathon amended tax return benefit) during the quarter and six months ended June 30, 2013, respectively. However, the effective tax rate was 35.5% and 34.8% during the quarter and six months ended June 30, 2012, respectively. The effective tax rate during 2013 was lower due to a higher portion of income represented by tax exempt assets such as municipal investment securities and bank owned life insurance. Likewise, 2012 included professional fee expense related to merger and acquisition activity that is not permitted as an ordinary tax deduction. Excluding the nondeductible professional fees, and after tax adjusting the municipal security and life insurance income, the effective tax rate would have been approximately 38.0% and 38.7% during the six months ended June 30, 2013 and 2012, respectively.

CREDIT QUALITY AND PROVISION FOR LOAN LOSSES

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 17.75%, 20.54%, and 29.34% at June 30, 2013, December 31, 2012, and June 30, 2012, respectively (refer to Table 25). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 9: Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2013	2012	2012

Nonaccrual loans (excluding restructured loans)	$5,504	$5,760	$6,491
Nonaccrual restructured loans	1,503	2,347	1,224
Restructured loans not on nonaccrual	2,707	5,861	2,965
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	9,714	13,968	10,680
Nonaccrual trust preferred investment security	—	750	—
Foreclosed assets	1,336	2,642	1,774

Total nonperforming assets	$11,050	$17,360	$12,454

Nonperforming loans as a % of gross loans receivable	1.89%	2.95%	2.20%
Total nonperforming assets as a % of total assets	1.59%	2.45%	1.75%
Allowance for loan losses as a % of nonperforming loans	78.65%	54.75%	69.58%

Total nonperforming assets decreased $1,404, or 11.3%, since December 31, 2012, and decreased $6,310, or 36.3%, since June 30, 2012. Most of the improvement in nonperforming assets since June 30, 2012 was due to a $3,342 reduction in accruing restructured loans repaid on certain borrowers’ sale of collateral, a $1,280 reduction in foreclosed assets following sale of our largest foreclosed property, and resumption of accruing interest payments on a $750 trust preferred investment security, all of which occurred prior to 2013. At June 30, 2013, the allowance for loan losses was $7,640, or 1.49% of total loans (79% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012, and $7,648, or 1.61% of total loans (55% of nonperforming loans) at June 30, 2012. At June 30, 2013, 64% of restructured loan principal shown in the table above remained on accrual status compared to 71% at December 31, 2012.

While the general credit quality of our loan portfolio and identified problem loans has improved, the economic recovery in central and northern Wisconsin remains slow, and during 2012, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. We expect these conditions to continue the slow pace of economic recovery as some borrowers continue to manage fragile cash flows and debt servicing ability. In addition, the loss of these significant employers may have a significant negative impact on small local municipalities that depended on these closed manufacturing plants for tax assessment base and utility revenue. At June 30, 2013, we identified $3,467 of tax exempt general obligation and tax incremental financing district loans receivable with a local municipality expected to be significantly negatively impacted due to a plant closure. During the June 2013 quarter, this credit was downgraded from average risk (grade 3) to acceptable risk (grade 4). Refer to Note 4 of the Notes to Consolidated Financial Statements for a table of commercial credit exposure by assigned credit grade at June 30, 2013. We continue to work with this borrower regarding potential restructuring options available under the tax incremental financing district regulations and no specific loan loss reserves were maintained in connection with these performing loans at quarter-end. It is possible that future loan modifications associated with this debt could be considered a restructuring of troubled debt, which would increase total nonperforming loans in future periods.

The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 6.8% at May 31, 2013 (the most current available) compared to 7.1% at May 31, 2012. The unemployment rate in Oneida County, Wisconsin was 8.3% at May 31, 2013 compared to 8.0% at May 31, 2012. The unemployment rate in Vilas County, Wisconsin was 9.3% at May 31, 2013 compared to 8.7% at May 31, 2012. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 7.0% at June 30, 2013 and 7.4% at June 30, 2012.

At June 30, 2013, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 13% of all nonperforming assets compared to 11% of nonperforming assets at December 31, 2012. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status. No new large nonperforming assets in excess of $500 were identified during the six months ended June 30, 2013.

Table 10: Largest Nonperforming Assets at June 30, 2013 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	746	308
Owner occupied multi use, multi-tenant real estate	Accrual TDR	671	180

Total listed nonperforming assets		$1,417	$488
Total bank wide nonperforming assets		$11,050	$2,330
Listed assets as a percent of total nonperforming assets		13%	21%

Table 11: Largest Nonperforming Assets at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	$752	$87
Owner occupied multi use, multi-tenant real estate	Accrual TDR	664	182

Total listed nonperforming assets		$1,416	$269
Total bank wide nonperforming assets		$12,454	$2,207
Listed assets as a percent of total nonperforming assets		11%	12%

In addition to nonperforming loans, we have classified certain performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. At June 30, 2013, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table. The $501 impaired loan to the manufacturer shown below was added to this table during the six months ended June 30, 2013 due to a small increase in aggregate balance over $500. There was no significant change to the customer relationship or credit quality during this period.

Table 12: Largest Performing, but Impaired Loans at June 30, 2013 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	619	—
Owner occupied manufacturer real estate and equipment	Impaired	501	—

Total listed performing, but impaired loans		$1,120	$—
Total performing, but impaired loans		$2,271	$301
Listed assets as a percent of total performing, but impaired loans		49%	0%

Table 13: Largest Performing, but Impaired Loans at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$686	$25

Total listed performing, but impaired loans		$686	$25
Total performing, but impaired loans		$1,969	$227
Listed assets as a % of total performing, but impaired loans		35%	11%

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

Despite the improvement in credit quality, the provision for loan losses during the quarter and six months ended June 30, 2013 increased to fund reserves associated with $27,852 in net loan growth since January 1, 2013. The provision for loan losses for the quarter and six months ended June 30, 2013 was $352 and $675, respectively, compared to $165 and $325 during the quarter and six months ended June 30, 2012, respectively. Loss on foreclosed assets (net of sales gains) was $144 during the June 2013 quarter (including a $149 partial write-down to fair value on foreclosed assets), compared to $4 in June 2012. Net loss on foreclosed assets was $150 during the six months ended June 30, 2013 compared to $237 during 2012, which included partial write-downs of $149 and $205 during 2013 and 2012, respectively.

Taken together, June 2013 quarterly credit costs were $496 compared to $169 during the June 2012 quarter, an increase of $327, or 193%. Total credit costs were $825 in the six months ended June 30, 2013 compared to $562 in 2012, an increase of $263, or 47%. Assuming the current trend in lower nonperforming assets, we expect total credit costs in the coming quarter to be similar to quarterly levels seen so far during 2013. However, future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies.

Specific reserves maintained on the one of the large nonperforming loans shown in Table 10 previously increased $221 during the June 2013 quarter after obtaining an new lower value collateral appraisal. Provision for loan losses for this higher specific reserve was offset by a separate .10% reduction in inherent loss estimates applied to portfolio wide performing loans due to several factors including lower nonperforming loans, improved consumer sentiments, and improving local and national economic conditions. This change in inherent loss estimates reduced calculated reserve needs for performing loans by approximately $475 at June 30, 2013. Allowance for inherent loan losses provided for performing loans collectively evaluated for impairment were .99% of loan principal outstanding at June 30, 2013, compared to 1.04% at December 31, 2012, and 1.10% at June 30, 2012.

Table 14: Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012

Allowance for loan losses at beginning	$7,434	$7,755	$7,431	$7,941

Provision for loan losses	352	165	675	325
Recoveries on loans previously charged-off	6	12	14	13
Loans charged off	(152)	(284)	(480)	(631)

Allowance for loan losses at end	$7,640	$7,648	$7,640	$7,648

Net charge-offs of loan principal were $466 during the six months ended June 30, 2013. Three unrelated credit relationships including a commercial loan, a non-owner occupied single family residential mortgage loan, and an owner occupied single family residential mortgage loan totaling $292 were charged off year to date through June 30, 2013, representing 63% of all charge-offs. Net charge-offs of loan principal were $618 during the six months ended June 30, 2012, including total charge-offs from four borrowers totaling $310, or 50% of all charge-offs. Annualized net loan charge-offs declined slightly and were 0.19% and 0.28% of total loans during the six months ended June 30, 2013, and 2012, respectively.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Total assets were $693,967 at June 30, 2013 compared to $711,966 at December 31, 2012, down $17,999, or 2.5%. During the six months ended June 30, 2013, cash and cash equivalents and investment securities declined $43,501 to fund $10,793 in commercial related loan growth, $16,828 in residential real estate loan growth, and a $17,710 decline in local deposits not replaced by the $22,156 increase in wholesale deposits and FHLB advances. Residential mortgage loans increased from a temporary program (now discontinued) to retain 15 year fixed rate fully amortizing mortgages normally sold to the secondary market on the balance sheet to support net interest income growth. During the September 2013 quarter, we expect to fund future loan and asset growth primarily from additional wholesale funding. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $140,237 (20.2% of total assets) at June 30, 2013 compared to $118,081 of assets (16.6% of total assets) at December 31, 2012.

Total assets at June 30, 2013 also declined $15,057 (2.1%) since June 30, 2012 after Marathon was acquired. During the past 12 months, local certificates of deposit at Marathon have declined $11,380, or 26% of the Marathon portfolio, as we offered lower certificate of deposit rates in line with the local market, but lower than traditionally paid by Marathon. During the same period, Marathon non-maturity deposits declined $2,501, or 4% of the Marathon portfolio, within the range we expected for non-maturity deposit run-off during the first year following the acquisition.

Changes in assets during the three months and six months June 30, 2013 are described in Table 15 below.

Table 15: Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2013		June 30, 2013
	$	%	$	%

Residential real estate mortgage and home equity loans	$7,894	5.3%	$16,828	12.1%
Cash and cash equivalents	4,787	37.2%	(31,208)	-63.9%
Commercial real estate mortgage loans	3,420	1.6%	12,183	5.8%
Commercial, industrial and agricultural loans	2,370	1.8%	(1,390)	-1.0%
Other assets (various categories)	(2,276)	-6.2%	(2,119)	-5.8%
Investment securities	(7,649)	-5.4%	(12,293)	-8.5%

Total increase (decrease) in assets	$8,546	1.2%	$(17,999)	-2.5%

Changes in net assets during the three months and six months ended June 30, 2013, impacted funding sources as shown in Table 16 below.

Table 16: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2013		June 30, 2013
	$	%	$	%

FHLB advances	$8,000	13.8%	$16,000	31.9%
Wholesale and national deposits	7,892	15.0%	6,156	11.3%
Other liabilities and debt (various categories)	1,016	7.6%	80	0.6%
Stockholders’ equity	516	0.9%	1,775	3.3%
Senior subordinated notes	—	0.0%	(3,000)	-42.9%
Other borrowings	(1,545)	-6.7%	856	4.1%
Retail certificates of deposit > $100	(3,566)	-7.7%	(5,807)	-11.9%
Core deposits (including MMDA)	(3,767)	-0.9%	(34,059)	-7.4%

Total increase (decrease) in liabilities and stockholders' equity	$8,546	1.2%	$(17,999)	-2.5%

Loans Receivable

Table 17: Period-End Loan Composition

	June 30,		June 30,		December 31, 2012
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2013	2012	2013	2012	Dollars	of total

Commercial, industrial and agricultural	$131,243	$137,825	25.6%	29.0%	$132,633	27.3%
Commercial real estate mortgage	221,592	198,078	43.1%	41.7%	209,409	43.0%
Residential real estate mortgage	135,627	108,901	26.4%	23.0%	116,909	24.0%
Residential real estate loans held for sale	132	452	0.0%	0.1%	884	0.2%
Consumer home equity	20,618	23,607	4.0%	5.0%	21,756	4.5%
Consumer and installment	4,403	5,567	0.9%	1.2%	4,715	1.0%

Totals	$513,615	$474,430	100.0%	100.0%	$486,306	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 69% of total loans at June 30, 2013 and 70% of total loans at December 31, 2012. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $40,800 at June 30, 2013, and $43,729 at December 31, 2012 (including loan principal not yet disbursed) and represented 7.9% of total gross loans at June 30, 2013 compared to 8.9% at December 31, 2012. Commercial real estate loans, including disbursed commercial construction and land development loans, were equal to 394% of total common stockholders’ equity at June 30, 2013 compared to 385% of total common stockholders’ equity at December 31, 2012, increasing slightly from the quarterly average of 381% of common equity seen during the year ended December 31, 2012. However, our commercial real estate concentration has declined steadily during the past several years and averaged 406%, 441%, and 477% of common stockholder equity during 2011, 2010, and 2009, respectively. We consider commercial real estate lending to be a core product and expect to maintain a concentration similar to June 30, 2013 throughout the year. Our experience in such lending allows us to minimize credit risk with annual net charge-offs on commercial real estate lending ranging from 0.0% to 0.48% of the average commercial real estate portfolio during the five years ended December 31, 2012.

Our markets have traditionally supplied opportunities for loan growth. Purchased loan participations held were $23,953 and $20,601 at June 30, 2013 and December 31, 2012, respectively. Participation loans increased during the June 2013 quarter from origination of a $4,395 loan collateralized by commercial real estate located in North Carolina purchased from another community bank in Wisconsin with whom we have several loan participations. The majority of our purchased loan participations are arrangements with other community banks in Wisconsin who work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At June 30, 2013, only $503 of our loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin.

Commercial real estate loans increased $8,763 during the quarter ended March 31, 2013 primarily from two new loans secured by nonowner occupied multi-family residential dwellings totaling $4,995, or 57% of the total increase. These loans were with unrelated existing borrowers with whom we have longstanding relationships who successfully operate in the rental housing business. Commercial real estate loans increased $3,420 during the quarter ended June 30, 2013 primarily from the purchased $4,395 participation loan noted previously. Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial excess deposits look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank aggressively pursue high credit quality borrowers and have lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during the next several quarters which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support local loan growth, we may continue to increase purchased loan participations from other banks in Wisconsin during 2013 to the extent they are able to price greater lending spreads than our current markets.

During 2012, to support loan growth and invest low yielding liquid cash and cash equivalents, we maintained a program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten with the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during the year ended December 31, 2012. We continued this program during the six months ended June 30, 2013 and originated approximately $15.4 million in residential mortgage loans at a 2.68% weighted average interest rate. At June 30, 2013, $39.6 million of total principal under this program remained on the balance sheet at a 2.82% weighted average interest rate. This in-house fixed rate mortgage program contributed to the net increase in residential mortgage loans in Table 17 above. This program was discontinued during the June 2013 quarter as excess liquidity declined and commercial related loan growth was available at favorable pricing. Retaining residential mortgage loans on the balance sheet, instead of selling them to the secondary market, increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 68.8% of total assets at June 30, 2013, compared to 72.8% of total assets at December 31, 2012 and 69.5% of total assets at June 30, 2012.

Table 18: Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2013		2012		2012
	$	%	$	%	$	%

Non-interest bearing demand	$84,262	15.8%	$82,909	14.9%	$89,819	\	15.9%
Interest-bearing demand and savings	168,018	31.6%	169,450	30.4%	185,203		32.8%
Money market deposits	116,300	21.9%	108,712	19.5%	124,501		22.0%
Retail and local time deposits less than $100	59,640	11.2%	65,712	11.8%	62,756		11.1%

Total core deposits	428,220	80.5%	426,783	76.6%	462,279		81.8%
Retail and local time deposits $100 and over	42,899	8.2%	61,192	11.0%	48,706		8.6%
Broker and national time deposits less than $100	542	0.1%	737	0.1%	739		0.1%
Broker and national time deposits $100 and over	60,071	11.3%	68,695	12.3%	53,718		9.5%

Totals	$531,732	100.0%	$557,407	100.0%	$565,442		100.0%

We continue to experience ongoing retail time deposit quarterly declines that began during the March 2009 quarter as wholesale funding rates for various funding types began to be lower than local retail certificates of deposit. Local certificates of deposit declined $4,286 and $4,637 during the March 2013 and June 2013 quarters respectively, totaling $8,923 year to date. During this period, certificates of deposit at our Marathon branch declined $2,393 and $1,416 during the March 2013 and June 2013 quarters, respectively, totaling $3,809 year to date (43% of the bank wide decline). The primary deposit acquisition strategy employed by Marathon State Bank as an independent bank prior to our June 2012 purchase was to offer higher than market yields paid on certificates of 1 year term or shorter. Due to the weighted average remaining term of Marathon’s certificates at the June 2012 purchase, we expect the pace of Marathon certificate withdrawals to continue to slow during the remainder of 2013.

Certificate balances have also been replaced by higher money market accounts as customers have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain non-maturity deposit accounts. Non-maturity deposits, including money market funds, increased $7,509, or 2.1%, since June 30, 2012. In a rising environment, balances in non-maturity accounts are likely to shift back into higher yielding time deposits, increasing interest expense and negatively impacting net interest income.

Consistent with the past seven years going back to the March 2006 quarter, elevated December 31 commercial demand and municipal tax deposits withdrawn early in the new year resulted in a net deposit decline when comparing June 30 to the prior December 31 local deposits. During the six months ended June 30, 2013, local deposits declined $39,866, which included $17,394 of net withdrawals from commercial demand deposits and seasonal municipal tax deposits during the year to date period.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $6,368 at June 30, 2013 compared to $8,825 at December 31, 2012. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. We also originate certificates of deposit obtained through a national rate listing service and held $9,901 and $3,931 of such deposits at June 30, 2013 and December 31, 2012, respectively. These national certificates are classified with broker deposits in the table above to reflect the volatile nature of such deposits upon maturity.

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

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 8.7%, 7.6%, and 9.8% at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. During the remainder of 2013, we expect to increase use of brokered and national deposits as needed to fund loan growth to the extent local deposit growth does not meet this need. Beyond the use of brokered and national time deposits, secondary wholesale sources also include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 19: Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2013	2012	2012

Total time deposits $100 and over	$102,970	$129,887	$102,424
Total broker and national deposits	60,613	69,432	54,457
Total retail and local time deposits	102,539	126,904	111,462
Core deposits, including money market deposits	428,220	426,783	462,279

Table 20: June 30, 2013 Change in Deposit Balance since Period Ended:

	June 30, 2013		December 31, 2012
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(26,917)	-20.7%	$546	0.5%
Total broker and national deposits	(8,819)	-12.7%	6,156	11.3%
Total retail and local time deposits	(24,365)	-19.2%	(8,923)	-8.0%
Core deposits, including money market deposits	1,437	0.3%	(34,059)	-7.4%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 22 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of June 30, 2013 and December 31, 2012. Currently unused but available funding sources at June 30, 2013 are considered sufficient to fund anticipated asset growth and meet contingency funding needs for the foreseeable future. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 21 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 21: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 22 summarizes the availability of various wholesale funding sources at June 30, 2013, and December 31, 2012.

Table 22: Available but Unused Funding Sources other than Retail Deposits

	June 30, 2013		December 31, 2012
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$—	$28,000	$—
Federal Reserve discount window advances	73,378	—	70,141	—
FHLB advances under blanket mortgage lien	34,166	66,124	38,797	50,124
Repurchase agreements and other FHLB advances	34,902	21,584	44,634	20,728
Wholesale and national deposits	78,180	60,613	87,936	54,457
Holding company secured line of credit	3,000	—	3,000	—

Totals	$251,626	$148,321	$272,508	$125,309

Funding as a percent of total assets	36.3%	21.4%	38.3%	17.6%
Percentage of gross available funding used at period-end		37.1%		31.5%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

June 30, 2013 compared to December 31, 2012

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. The annualized interest rate applicable to federal funds purchased from Bankers’ Bank is approximately .65%. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 11% at June 30, 2013, and 13% at December 31, 2012, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. Since 2011, the annualized interest rate applicable to Discount Window advances is .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $73,378 and $70,141 at June 30, 2013 and December 31, 2012, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the six months ended June 30, 2013 or 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $3,594 capital stock investment, total FHLB advances in excess of $71,880 require us to purchase additional FHLB stock equal to 5% of the advance amount. At June 30, 2013, $5,756 of additional FHLB advances were available without the purchase of additional FHLB capital stock. Further advances of the remaining $28,410 available at June 30, 2013 would have required us to purchase additional FHLB stock totaling $1,421. FHLB stock currently pays an annualized dividend of .30% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at June 30, 2013 and December 31, 2012. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under the collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at June 30, 2013 or December 31, 2012.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At June 30, 2013, $13,500 of our repurchase agreements include a wholesale agreements with a correspondent bank and $6,084 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2012, $13,500 of our repurchase agreements include a wholesale agreement with a correspondent bank and $7,228 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At June 30, 2013, $34,902 of additional FHLB advances were available based on pledging of securities if an additional $1,745 of member capital stock were purchased. At December 31, 2012, $44,634 of additional FHLB advances were available based on pledging of securities if an additional $2,232 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and consistent earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered and national deposits to 20% of total assets, which gave availability of $78,180 at June 30, 2013 and $87,936 at December 31, 2012. Brokered and national certificates were 8.7% and 7.6% of assets at June 30, 2013 and December 31, 2012, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. In addition, we may increase our usage of brokered certificates of deposit in coming quarters to fund new loan growth to the extent this growth is not supported by local deposits.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at June 30, 2013 and December 31, 2012. No amounts were drawn on the line at June 30, 2013 or December 31, 2012. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, bank losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company current has approximately $1,547 of financing principal and interest payments due per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We were subject to financial covenants associated with the credit line which require our bank subsidiary to:

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

At June 30, 2013 and December 31, 2012, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2013.

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

A Risk Level 1 trigger was exceeded at June 30, 2013 due to a quarterly funding gap in excess of 2.5%.  At March 31, 2013, a Risk Level 2 trigger was exceeded due to a quarterly funding gap in excess of 5.0%. Funding gap is defined as net quarterly loan growth less net local deposit growth divided by total assets.  During both quarters, net loans increased while net deposits declined, resulting in a calculated quarterly funding gap of 2.7% at June 30, 2013 and 6.6% at March 31, 2013.  The decline in local deposits was due to seasonal deposit activity as discussed previously, and net loan growth was greater than typical due to retaining 15 year fixed rate residential mortgages on the balance sheet rather than selling them into the secondary market. We expect the September 30, 2013 funding gap to be less than 2.5% and no liquidity stress level was considered to exist at June 30, 2013 or December 31, 2012.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 9.3% and 14.4% at June 30, 2013 and December 31, 2012, respectively. Basic surplus decreased significantly during the six months ended June 30, 2013 as excess cash and cash equivalent funds, including municipal and commercial customer seasonal funds held at December 31, 2012, while FHLB advances were used to fund a portion of the deposit decline. The basic surplus ratio declined from 10.5% at March 31, 2013 to 9.3% at June 30, 2013. We do not expect significant further declines in the basic surplus ratio during the remainder of 2013.

CAPITAL RESOURCES

During the six months ended June 30, 2013, stockholders’ equity increased $1,775 primarily from $3,170 of net income less $645 of dividends declared and $269 used to repurchase 10,030 shares of treasury stock on the open market at an average price of $26.78 per share. During the six months ended June 30, 2012, 200 shares of common stock were repurchased at an average price of $23.25 per share. Equity during the six months ended June 30, 2013 also declined $713 from a reduction in unrealized gains on securities as national interest rates increased during the quarter in response to expected actions by the Board of Governors of the Federal Reserve as national economic conditions improve. Net book value per share at June 30, 2013 was $34.04 compared to $32.93 at December 31, 2012. The stockholders’ equity ratio increased to 8.10% at June 30, 2013 compared to 7.65% at December 31, 2012 from retained earnings and a 2.5% decrease in total assets year to date. We expect the stockholders’ equity ratio to increase slightly compared to June 30, 2013 based on estimated earnings, projected organic asset growth, and shareholder cash dividends during the remainder of 2013.

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

For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2013 and December 31, 2012, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 23 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

During the quarter ended March 31, 2013, we repaid $1,000 of our existing 8% senior subordinated notes and refinanced the remaining $6,000 of notes with new debt. Refer to Note 8 of the Notes to Consolidated Financial Statements for details on this refinancing transaction. Although the new $6 million debt no longer qualifies as Tier 2 regulatory capital (as did the prior 8% senior subordinated notes), the refinance generates significant ongoing interest expense savings and we continue to meet all regulatory capital minimums to be considered well capitalized under current and fully phased in regulatory capital rules.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income represented approximately $.67, or 2.0% of total net book value per share at June 30, 2013 compared to $1.10, or 3.3% of total net book value per share at December 31, 2012. The decline in market interest rates since September 30, 2008 through March 31, 2013 originally increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. During the June 2013 quarter, market rates increased, which reduced unrealized gains on securities available for sale and net book value. In addition, we expect the unrealized gain on securities to continue to decline during 2013 as maturing security proceeds are reinvested into lower market rates. In addition, if market rates increase further in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively impacting net book value per share.

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

As discussed earlier in the Executive Summary section of this Quarterly Report on Form 10-Q, in July 2013, the banking regulatory agencies finalized new regulatory rules applicable to all banks, often referred to as the “Basel III” capital requirements. The new rules expand the number of capital measurements and the new minimums over which a bank may pay dividends, certain executive compensation, or be considered adequately capitalized. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. The new rules begin to be effective during the March 2015 quarter, with an extended implementation period for certain measures. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but do not expect to issue additional common stock to meet the new requirements or believe that recurring operations or growth potential will be significantly impacted. While we do not expect to be required to raise common stock capital solely to meet these new requirements, the new rules would increase the likelihood we would need capital through the issuance of new common stock if we continued merger and acquisition activity for growth. Because the market price of our stock currently trades at less than our book value, issuance of new common stock shares, such as for an acquisition, could dilute the book value per share of existing shareholders.

The most significant impact of the new regulatory capital rules is increased capital required for certain “risk weighted” assets including nonperforming loans, deferred income taxes, mortgage servicing rights, and other higher risk assets. The new rules increase the denominator of risk adjusted capital ratios, including the Tier 1 capital and Tier 2 (“Total”) capital ratio, which reduces our risk adjusted capital ratios. In addition, capital ratios to be considered well capitalized, including the impact of the “capital buffer” required for payment of shareholder dividends and certain executive compensation increase to 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from the current 5.00%, 6.00%, and 10.00%, respectively. Refer to Table 23 for our current regulatory capital ratios. We continue to evaluate the new capital rules and their specific impact on our operations and financial condition.

The new capital rules do lead us to believe that future capital needs beyond retained earnings during the next several years would likely be met by issuance of our authorized common or preferred stock as needed, although no current plans exist for such an issue. Industry wide, the cost of capital remains very high, particularly related to issuance of new common stock as our current stock price is valued at less than our net book value per share. Due to relatively high cost of capital options, required debt service payments on our new February 1, 2013 $2 million correspondent bank loan, new higher regulatory capital demands, and potential future merger and acquisition activities requiring capital, we do not expect to buy back significant common stock shares during the next several quarters. We do expect to continue to pay our traditional semi-annual cash dividend assuming continued profitable operations and projections of adequate future capital levels for growth.

Table 23: Capital Ratios – PSB Holdings, Inc. – Consolidated

	June 30,		December 31,
(dollars in thousands)	2013	2012	2012

Stockholders’ equity	$56,222	$52,632	$54,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(160)	(111)	(123)
Accumulated other comprehensive income	(821)	(1,654)	(1,394)

Tier 1 regulatory capital	62,741	58,367	60,430
Senior subordinated notes	—	7,000	7,000
Allowance for loan losses	6,323	6,173	6,206

Total regulatory capital	$69,064	$71,540	$73,636

Quarterly average tangible assets (as defined by current regulations)	$685,659	$635,843	$689,974

Risk-weighted assets (as defined by current regulations)	$504,447	$492,380	$495,287

Tier 1 capital to average tangible assets (leverage ratio)	9.15%	9.18%	8.76%
Tier 1 capital to risk-weighted assets	12.44%	11.85%	12.20%
Total capital to risk-weighted assets	13.69%	14.53%	14.87%

Table 24: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.63%	9.45%	9.35%
Tier 1 capital to risk-weighted assets	13.10%	12.57%	13.11%
Total capital to risk-weighted assets	14.36%	13.82%	14.36%

As a measurement of the adequacy of a bank’s capital base related to its level of nonperforming assets, many investors use a “non-GAAP” measure commonly referred to as the “Texas Ratio.” We also track changes in our Texas Ratio against our internal capital and liquidity risk parameters to highlight negative capital trends that could impact our ability for future growth, payment of dividends to shareholders, or other factors. As noted previously, correspondent bank providers of our daily federal funds purchased line of credit and the holding company operating line of credit use similar measures that impact our ability to continued use of those lines of credit if our level of nonperforming assets to capital were to rise above prescribed levels. The following Table 25 presents the calculation of our Texas Ratio.

Table: 25: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2013	2013	2012	2012	2012

Total nonperforming assets	$11,050	$11,926	$12,454	$17,191	$17,360

Total stockholders’ equity	$56,222	$55,706	$54,447	$53,795	$52,632
Less: Mortgage servicing rights, net (intangible assets)	(1,604)	(1,443)	(1,233)	(1,091)	(1,110)
Add: Allowance for loan losses	7,640	7,434	7,431	7,431	7,648

Total tangible common stockholders’ equity and reserves	$62,258	$61,697	$60,645	$60,135	$59,170

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	17.75%	19.33%	20.54%	28.59%	29.34%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to November 2008. This impacts $31,310, or 12%, of serviced loans at June 30, 2013 compared to $36,023, or 13%, at December 31, 2012. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market is experiencing similar home value declines as the state of Wisconsin as a whole, which are moderate when compared to other states in the country. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program.

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

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $1,859 at June 30, 2013 and December 31, 2012. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 26.

We also offer a commercial lending product that allows certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Note 9 of the Notes to Consolidated Financial Statements for details on the program. There were $14,652 and $14,979 in interest rate swaps with customers outstanding under the program at June 30, 2013 and December 31, 2012, respectively.

Residential Mortgage Loan Servicing

We service $268,570 and $269,554 of residential real estate loans which have been sold to the FHLB and FNMA at June 30, 2013 and December 31, 2012, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately underwritten loans for any number of underwriting violations. We incurred losses due to underwriting violations totaling $28 and $38 during the years ended December 31, 2012 and 2011, respectively, due to failure to obtain private mortgage insurance when required. During the six months ended June 30, 2013, we recorded a provision for serviced mortgage loan recourse liability of $204 which decreased mortgage banking income during the period. A recourse loss of $126 was charged against the liability during the six months ended June 30, 2013 due to foreclosure losses on a mortgage sold to the FHLB that was determined to have been improperly underwritten. Loans originated by this former employee were reviewed and the situation is believed to be isolated, although a $78 recourse liability continued to be maintained at June 30, 2013. No recourse liability was maintained at December 31, 2012.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of June 30, 2013 and December 31, 2012.

Table 26: Residential Mortgage Loans Serviced for Others as of June 30, 2013 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$9,796	203	5.38%	122	$94	$291	$22	0.22%
FHLB MPF 125	21,514	250	5.75%	77	1,851	1,474	75	0.35%
FHLB XTRA	189,769	1,483	3.75%	23	n/a	n/a	1,160	0.61%
FNMA	47,491	332	3.38%	14	n/a	n/a	347	0.73%

Totals	$268,570	2,268	3.90%	29	$1,945	$1,765	$1,604	0.60%

Table 27: Residential Mortgage Loans Serviced for Others as of December 31, 2012 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$12,328	247	5.38%	116	$94	$291	$21	0.17%
FHLB MPF 125	23,695	272	5.75%	74	1,851	1,474	66	0.28%
FHLB XTRA	194,710	1,507	3.88%	21	n/a	n/a	909	0.47%
FNMA	38,821	274	3.44%	13	n/a	n/a	237	0.61%

Totals	$269,554	2,300	4.05%	29	$1,945	$1,765	$1,233	0.46%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

April 2013	1,100	$28.13	–	–
May 2013	—	—	–	–
June 2013	—	—	–	–

Quarterly totals	1,100	$28.13	–	–

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

August 14, 2013	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2013

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