Form 10-Q
period 2013-09-30
PSB HOLDINGS INC /WI/
filed 2013-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐                  No ☒

The number of common shares outstanding at November 14, 2013 was 1,651,518.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2013

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2013 unaudited, December 31, 2012 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2013	2012
Assets

Cash and due from banks	$15,283	$20,332
Interest-bearing deposits and money market funds	881	1,431
Federal funds sold	916	27,084

Cash and cash equivalents	17,080	48,847

Securities available for sale (at fair value)	61,280	75,387
Securities held to maturity (fair value of $71,914 and $72,364 respectively)	71,772	69,822
Bank certificates of deposit	2,481	4,465
Loans held for sale	824	884
Loans receivable, net of allowance for loan losses	516,873	477,991
Accrued interest receivable	2,257	2,157
Foreclosed assets	1,606	1,774
Premises and equipment, net	9,699	10,240
Mortgage servicing rights, net	1,662	1,233
Federal Home Loan Bank stock (at cost)	3,594	2,506
Cash surrender value of bank-owned life insurance	12,723	11,813
Other assets	4,047	4,847

TOTAL ASSETS	$705,898	$711,966

Liabilities

Non-interest-bearing deposits	$92,141	$89,819
Interest-bearing deposits	462,098	475,623

Total deposits	554,239	565,442

Federal Home Loan Bank advances	58,124	50,124
Other borrowings	20,353	20,728
Senior subordinated notes	4,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	5,438	6,493

Total liabilities	649,886	657,519

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 6,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,651,518 and 1,653,472 shares, respectively	1,830	1,830
Additional paid-in capital	6,930	7,020
Retained earnings	51,516	48,977
Accumulated other comprehensive income, net of tax	561	1,394
Treasury stock, at cost – 178,748 and 176,794 shares, respectively	(4,825)	(4,774)

Total stockholders’ equity	56,012	54,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$705,898	$711,966

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2013	2012	2013	2012

Interest and dividend income:
Loans, including fees	$5,865	$5,965	$17,333	$17,591
Securities:
Taxable	509	578	1,566	1,725
Tax-exempt	383	372	1,133	934
Other interest and dividends	15	18	56	57

Total interest and dividend income	6,772	6,933	20,088	20,307

Interest expense:
Deposits	738	1,037	2,279	3,259
FHLB advances	323	356	977	1,061
Other borrowings	165	150	490	447
Senior subordinated notes	38	141	147	425
Junior subordinated debentures	86	86	255	256

Total interest expense	1,350	1,770	4,148	5,448

Net interest income	5,422	5,163	15,940	14,859
Provision for loan losses	3,340	—	4,015	325

Net interest income after provision for loan losses	2,082	5,163	11,925	14,534

Noninterest income:
Service fees	422	424	1,170	1,239
Mortgage banking	384	462	1,338	1,213
Investment and insurance sales commissions	204	186	695	562
Net gain on sale of securities	—	—	12	—
Increase in cash surrender value of life insurance	102	102	300	304
Gain on bargain purchase	—	—	—	851
Other noninterest income	299	270	834	840

Total noninterest income	1,411	1,444	4,349	5,009

Noninterest expense:
Salaries and employee benefits	2,031	2,329	6,609	6,709
Occupancy and facilities	408	408	1,324	1,210
Loss on foreclosed assets	144	330	294	567
Data processing and other office operations	449	892	1,403	1,724
Advertising and promotion	80	71	234	235
FDIC insurance premiums	100	123	311	335
Other noninterest expenses	605	707	1,940	2,263

Total noninterest expense	3,817	4,860	12,115	13,043

Income (loss) before provision for income taxes	(324)	1,747	4,159	6,500
Provision (credit) for income taxes	(337)	521	976	2,176

Net income	$13	$1,226	$3,183	$4,324
Basic earnings per share	$0.01	$0.74	$1.93	$2.60
Diluted earnings per share	$0.01	$0.74	$1.93	$2.60

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2013	2012	2013	2012

Net income	$13	$1,266	$3,183	$4,324

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	(265)	14	(780)	(60)

Reclassification adjustment for security gain included in net income	—	—	(7)	—

Accretion (amortization) of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	16	(66)	(175)	(210)

Unrealized gain (loss) on interest rate swap	(39)	(64)	45	(177)

Reclassification adjustment of interest rate swap
settlements included in earnings	28	26	84	77

Comprehensive income (loss)	$(247)	$1,136	$2,350	$3,954

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2013

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands – unaudited)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2013	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

Comprehensive income:
Net income			3,183			3,183
Unrealized loss on securities
available for sale, net of tax				(780)		(780)
Reclassification adjustment for security gain
included in net income, net of tax				(7)		(7)
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income, net of tax				(175)		(175)
Unrealized gain on interest rate swap, net of tax				45		45
Reclassification of interest rate swap settlements
included in earnings, net of tax				84		84

Total comprehensive income						2,350

Purchase of treasury stock					(269)	(269)
Issuance of new restricted stock grants		(218)			218	—
Vesting of existing restricted stock grants		128				128
Cash dividends declared $.39 per share			(631)			(631)
Cash dividends declared on unvested restricted stock grants			(13)			(13)

Balance September 30, 2013	$1,830	$6,930	$51,516	$561	$(4,825)	$56,012

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2013 – unaudited

(dollars in thousands – unaudited)	2013	2012

Cash flows from operating activities:

Net income	$3,183	$4,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,956	1,976
Provision for loan losses	4,015	325
Deferred net loan origination costs	(387)	(321)
Gain on sale of loans	(1,152)	(1,384)
Provision for (recapture of) servicing right valuation allowance	(240)	250
Loss on sale of foreclosed assets	210	438
Gain on sale of securities	(12)	—
Increase in cash surrender value of life insurance	(300)	(304)
Gain on bargain purchase	—	(851)
Changes in operating assets and liabilities:
Accrued interest receivable	(100)	(35)
Other assets	1,285	315
Other liabilities	(841)	(7)

Net cash provided by operating activities	7,617	4,726

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	39,084	35,841
Securities held to maturity	4,397	9,203
Payment for purchase of:
Securities available for sale	(26,909)	(20,839)
Securities held to maturity	(6,668)	(8,860)
Cash acquired on purchase of Marathon State Bank	—	14,950
Proceeds from maturity of other investments	1,984	—
Redemption (purchase) of FHLB stock	(1,088)	489
Net increase in loans	(42,649)	(4,245)
Capital expenditures	(191)	(437)
Proceeds from sale of foreclosed assets	698	580
Purchase of bank-owned life insurance	(610)	—

Net cash provided by (used in) investing activities	(31,952)	26,682

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2013 – unaudited

(continued)

(dollars in thousands – unaudited)	2013	2012

Cash flows from financing activities:

Net increase (decrease) in non-interest-bearing deposits	2,322	(20,520)
Net decrease in interest-bearing deposits	(13,466)	(13,908)
Net increase in FHLB advances	8,000	—
Net decrease in other borrowings	(375)	(418)
Repayment of senior subordinated notes	(3,000)	—
Dividends declared	(644)	(615)
Proceeds from exercise of stock options	—	9
Purchase of treasury stock	(269)	(5)

Net cash used in financing activities	(7,432)	(35,457)

Net decrease in cash and cash equivalents	(31,767)	(4,049)
Cash and cash equivalents at beginning	48,847	38,205

Cash and cash equivalents at end	$17,080	$34,156

Supplemental cash flow information:

Cash paid during the period for:
Interest	$4,304	$5,470
Income taxes	694	1,756

Noncash investing and financing activities:

Loans charged off	$4,366	$852
Loans transferred to foreclosed assets	947	568
Loans originated on sale of foreclosed assets	207	140
Issuance of unvested restricted stock grants at fair value	210	200
Vesting of restricted stock grants	128	90

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

Results of operations of the quarterly and year to date periods ended September 30, 2013:

	Quarter ended September 30, 2013
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$5,422	$1,411	$13	$0.01

Pro forma Totals	$5,422	$1,411	$13	$0.01

	Nine months ended September 30, 2013
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$15,940	$4,349	$3,183	$1.93

Pro forma Totals	$15,940	$4,349	$3,183	$1.93

Pro forma combined results of operations as if combination occurred at the beginning of the quarterly and year to date periods ended September 30, 2012:

	Quarter ended September 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$4,813	$1,436	$1,358	$0.82
Marathon State Bank	350	8	(132)	(0.08)

Pro forma Totals	$5,163	$1,444	$1,226	$0.74

	Nine months ended September 30, 2012 (pro forma combined at beginning of period)
	Net interest	Noninterest	Net	Earnings
($000s)	income	income	income	per share

PSB Holdings, Inc.	$14,376	$4,147	$3,902	$2.35
Marathon State Bank	1,158	880	468	0.28

Pro forma Totals	$15,534	$5,027	$4,370	$2.63

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,003	—	$9	$994
U.S. agency issued residential mortgage-backed securities	20,084	541	394	20,231
U.S. agency issued residential collateralized mortgage obligations	38,785	575	416	38,944
Privately issued residential collateralized mortgage obligations	111	3	—	114
Nonrated SBA loan fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$60,980	$1,119	$819	$61,280

Securities held to maturity

Obligations of states and political subdivisions	$69,851	$1,077	$811	$70,117
Nonrated trust preferred securities	1,520	33	163	1,390
Nonrated senior subordinated notes	401	6	—	407

Totals	$71,772	$1,116	$974	$71,914

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,998	$29	$—	$10,027
U.S. agency issued residential mortgage-backed securities	13,550	847	—	14,397
U.S. agency issued residential collateralized mortgage obligations	44,544	749	50	45,243
Privately issued residential collateralized mortgage obligations	168	5	—	173
Obligations of states and political subdivisions	—	—	—	—
Nonrated commercial paper	5,500	—	—	5,500
Other equity securities	47	—	—	47

Totals	$73,807	$1,630	$50	$75,387

Securities held to maturity

Obligations of states and political subdivisions	$67,915	$2,581	$41	$70,455
Nonrated trust preferred securities	1,505	60	66	1,499
Nonrated senior subordinated notes	402	8	—	410

Totals	$69,822	$2,649	$107	$72,364

Securities with a fair value of $51,208 and $44,914 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During the quarter ended March 31, 2013, PSB realized a net gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There was no other sale of securities during 2013 or during the nine months ended September 30, 2012.

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

The composition of loans categorized by the type of the loan, is as follows:

	September 30, 2013	December 31, 2012

Commercial, industrial, and municipal	$143,396	$132,633
Commercial real estate mortgage	208,544	183,818
Commercial construction and development	13,592	28,482
Residential real estate mortgage	124,469	105,579
Residential construction and development	15,033	15,247
Residential real estate home equity	20,346	21,756
Consumer and individual	4,312	4,715

Subtotals – Gross loans	529,692	492,230
Loans in process of disbursement	(5,993)	(7,039)

Subtotals – Disbursed loans	523,699	485,191
Net deferred loan costs	300	231
Allowance for loan losses	(7,126)	(7,431)

Net loans receivable	$516,873	$477,991

The following is a summary of information pertaining to impaired loans at period-end:

	September 30, 2013	December 31, 2012

Impaired loans without a valuation allowance	$9,463	$3,410
Impaired loans with a valuation allowance	6,173	9,029

Total impaired loans before valuation allowances	15,636	12,439
Valuation allowance related to impaired loans	2,274	2,434

Net impaired loans	$13,362	$10,005

Activity in the allowance for loans losses during the nine months ended September 30, 2013 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,014	$2,803	$1,511	$103	$—	$7,431
Provision	3,553	226	198	38	—	4,015
Recoveries	2	30	3	11	—	46
Charge offs	(3,568)	(174)	(574)	(50)	—	(4,366)

Ending balance	$3,001	$2,885	$1,138	$102	$—	$7,126
Individually evaluated for impairment	$1,232	$821	$196	$25	$—	$2,274
Collectively evaluated for impairment	$1,769	$2,064	$942	$77	$—	$4,852

Loans receivable (gross):

Individually evaluated for impairment	$8,228	$5,222	$2,161	$25	$—	$15,636
Collectively evaluated for impairment	$135,168	$216,914	$157,687	$4,287	$—	$514,056

Activity in the allowance for loans losses during the nine months ended September 30, 2012, follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,406	$3,175	$1,242	$118	$—	$7,941
Provision	233	(458)	530	20	—	325
Recoveries	6	4	3	4	—	17
Charge offs	(105)	(234)	(462)	(51)	—	(852)

Ending balance	$3,540	$2,487	$1,313	$91	$—	$7,431
Individually evaluated for impairment	$1,625	$570	$336	$6	$—	$2,537
Collectively evaluated for impairment	$1,915	$1,917	$977	$85	$—	$4,894

Loans receivable (gross):

Individually evaluated for impairment	$5,741	$8,955	$2,543	$15	$—	$17,254
Collectively evaluated for impairment	$132,280	$200,772	$131,541	$5,287	$—	$469,880

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

The commercial credit exposure based on internally assigned credit grade at September 30, 2013, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$51	$—	$—	$—	$—	$51
Minimal risk (2)	33,663	19,674	75	1,206	83	54,701
Average risk (3)	54,473	139,442	8,399	2,657	8,401	213,372
Acceptable risk (4)	23,801	35,566	2,985	396	367	63,115
Watch risk (5)	9,180	7,906	1,633	—	—	18,719
Substandard risk (6)	890	876	358	—	—	2,124
Impaired loans (7)	4,960	5,080	142	178	3,090	13,450

Total	$127,018	$208,544	$13,592	$4,437	$11,941	$365,532

The commercial credit exposure based on internally assigned credit grade at December 31, 2012, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$38	$—	$—	$—	$—	$38
Minimal risk (2)	16,360	20,193	305	559	1,575	38,992
Average risk (3)	51,846	103,454	22,573	3,336	12,550	193,759
Acceptable risk (4)	32,002	45,699	3,318	216	—	81,235
Watch risk (5)	8,271	8,291	1,757	—	—	18,319
Substandard risk (6)	617	2,179	327	—	—	3,123
Impaired loans (7)	5,109	4,002	202	154	—	9,467

Total	$114,243	$183,818	$28,482	$4,265	$14,125	$344,933

The consumer credit exposure based on payment activity and internally assigned credit grade at September 30, 2013, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$122,794	$19,908	$14,985	$4,287	$161,974
Impaired loans	1,675	438	48	25	2,186

Total	$124,469	$20,346	$15,033	$4,312	$164,160

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2012, follows:

	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$103,292	$21,250	$15,094	$4,689	$144,325
Impaired loans	2,287	506	153	26	2,972

Total	$105,579	$21,756	$15,247	$4,715	$147,297

The payment age analysis of loans receivable disbursed at September 30, 2013, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$567	$423	$838	$1,828	$125,190	$127,018	$—
Agricultural	—	—	178	178	4,259	4,437	—
Government	—	—	—	—	11,941	11,941	—

Commercial real estate:

Commercial real estate	272	395	1,244	1,911	206,633	208,544	—
Commercial construction and development	—	—	—	—	11,747	11,747	—

Residential real estate:

Residential – Prime	245	—	325	570	123,899	124,469	—
Residential – HELOC	90	18	266	374	19,972	20,346	—
Residential – construction and development	—	—	—	—	10,885	10,885	—

Consumer	7	2	9	18	4,294	4,312	—

Total	$1,181	$838	$2,860	$4,879	$518,820	$523,699	$—

The payment age analysis of loans receivable disbursed at December 31, 2012, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$375	$83	$1,795	$2,253	$111,990	$114,243	$—
Agricultural	—	154	—	154	4,111	4,265	—
Government	—	—	—	—	14,125	14,125	—

Commercial real estate:

Commercial real estate	936	76	1,028	2,040	181,778	183,818	—
Commercial construction and development	—	20	—	20	25,340	25,360	—

Residential real estate:

Residential – prime	950	274	1,344	2,568	103,011	105,579	—
Residential – HELOC	64	—	335	399	21,357	21,756	—
Residential – construction and development	—	—	133	133	11,197	11,330	—

Consumer	21	3	15	39	4,676	4,715	—

Total	$2,346	$610	$4,650	$7,606	$477,585	$485,191	$—

Impaired loans as of September 30, 2013, and during the nine months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial & industrial	$2,748	$—	$2,620	$2,052	$80
Commercial real estate	2,708	—	2,513	1,808	74
Commercial construction & development	2	—	—	—	—
Government	3,090		3,090	1,545	77
Residential – prime	1,314	—	1,160	992	7
Residential – HELOC	80	—	80	40	2

With an allowance recorded:

Commercial & industrial	$2,576	$1,153	$2,340	$2,983	$42
Commercial real estate	2,638	780	2,567	2,733	71
Commercial construction & development	144	41	142	172	6
Agricultural	179	79	178	166	—
Residential – prime	529	112	515	989	3
Residential – HELOC	370	76	358	432	3
Residential construction & development	50	8	48	101	1
Consumer	23	25	25	26	—

Totals:

Commercial & industrial	$5,324	$1,153	$4,960	$5,035	$122
Commercial real estate	5,346	780	5,080	4,541	145
Commercial construction & development	146	41	142	172	6
Agricultural	179	79	178	166	—
Government	3,090	—	3,090	1,545	77
Residential – prime	1,843	112	1,675	1,981	10
Residential – HELOC	450	76	438	472	5
Residential construction & development	50	8	48	101	1
Consumer	23	25	25	26	—

The impaired loans at December 31, 2012, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,521	$—	$1,483	$1,545	$88
Commercial real estate	1,176	—	1,103	2,405	194
Commercial construction and development	—	—	—	—	33
Residential – Prime	881	—	824	493	9
Residential – HELOC	—	—	—	—	3

With an allowance recorded:

Commercial and industrial	$3,960	$1,287	$3,626	$4,238	$62
Commercial real estate	3,035	643	2,899	3,303	105
Commercial construction and development	205	31	202	427	21
Agricultural	154	40	154	91	10
Residential – Prime	1,511	277	1,463	1,746	22
Residential – HELOC	510	126	506	387	15
Residential construction and development	153	4	153	149	5
Consumer	26	26	26	48	2

Totals:

Commercial and industrial	$5,481	$1,287	$5,109	$5,783	$150
Commercial real estate	4,211	643	4,002	5,708	299
Commercial construction and development	205	31	202	427	54
Agricultural	154	40	154	91	10
Residential – Prime	2,392	277	2,287	2,239	31
Residential – HELOC	510	126	506	387	18
Residential construction and development	153	4	153	149	5
Consumer	26	26	26	48	2

Loans on nonaccrual status at period-end, follows:

	September 30, 2013	December 31, 2012

Commercial:

Commercial and industrial	$2,191	$3,023
Agricultural	178	154

Commercial real estate:

Commercial real estate	3,003	2,001
Commercial construction and development	18	1

Residential real estate:

Residential – prime	1,265	2,021
Residential – HELOC	332	365
Residential construction and development	30	133

Consumer	19	17

Total	$7,036	$7,715

During the quarter and nine months ended September 30, 2013, the contracts identified below were modified to capitalize unpaid property taxes, convert amortizing payments to interest only payments, extend the amortization period, or lower the interest rate, and were categorized as troubled debt restructurings. During the quarter and nine months ended September 30, 2012, the contracts identified below were modified to convert from amortizing principal payments to interest only payments, extend payment amortization periods, or to capitalize unpaid property taxes. Specific loan reserves maintained in connection with loans restructured during the year to date period totaled $165 at September 30, 2013, and $262 at September 30, 2012. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the quarter ended September 30, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2013 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	1	$75	$75
Commercial real estate	1	$82	$81
Residential real estate – prime	4	$777	$774

The following table presents information concerning modifications of troubled debt made during the quarter ended September 30, 2012:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2012 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	3	$481	$475
Residential real estate – prime	1	$121	$89

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2013 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	4	$471	$369
Commercial real estate	3	$303	$288
Residential real estate – prime	5	$867	$862

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2012:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of September 30, 2012 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	6	$661	$637
Commercial real estate	2	$527	$508
Residential real estate – prime	1	$121	$89

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

Default during the quarter ended	Number of	Recorded
September 30, 2013 ($000s)	contracts	Investment

Commercial & industrial	1	$172

Default during the nine months ended	Number of	Recorded
September 30, 2013 ($000s)	contracts	Investment

Commercial and industrial	1	$172
Commercial real estate	1	$81
Residential – prime	1	$88

Default during the quarter ended	Number of	Recorded
September 30, 2012 ($000s)	contracts	Investment

Commercial real estate	1	$45

Default during the nine months ended	Number of	Recorded
September 30, 2012 ($000s)	contracts	Investment

Commercial & industrial	1	$—
Commercial real estate	1	$45

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

A summary of activity in foreclosed assets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance at beginning of period	$1,336	$2,642	$1,774	$2,939

Transfer of loans at net realizable value to foreclosed assets	538	160	947	568
Sale proceeds	(47)	(172)	(698)	(580)
Loans made on sale of foreclosed assets	(100)	—	(207)	(140)
Net gain (loss) from sale of foreclosed assets	28	(1)	88	47
Provision for write-down charged to operations	(149)	(280)	(298)	(485)

Balance at end of period	$1,606	$2,349	$1,606	$2,349

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	September 30, 2013	December 31, 2012

Non-interest bearing demand	$92,141	$89,819
Interest bearing demand (NOWs)	111,993	131,404
Savings	55,638	53,799
Money market	125,508	124,501
Retail and local time	103,270	111,462
Broker and national time	65,689	54,457

Total deposits	$554,239	$565,442

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012

Federal funds purchased	$—	$—
Short-term repurchase agreements	5,353	7,228
Bank stock term loan	1,500	—
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$20,353	$20,728

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $29,310 at September 30, 2013 and $21,931 at December 31, 2012.

During the quarter ended March 31, 2013, PSB used the proceeds from a new $2,000 fully amortizing term loan with Bankers’ Bank, Madison, Wisconsin to repay $2,000 of its 8% senior subordinated notes outstanding. PSB has pledged its common stock ownership of its subsidiary, Peoples State Bank, as collateral for the loan. The bank stock note carries a floating rate of interest with required principal payments of $500, $1,000, and $500, in 2013, 2014, and 2015, respectively.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

As of end of period – weighted average rate	3.09%	3.04%	3.09%	3.04%
For the period:
Highest month-end balance	$24,100	$19,273	$24,100	$19,934
Daily average balance	$22,797	$18,725	$22,368	$19,166
Weighted average rate	2.87%	3.19%	2.93%	3.12%

NOTE 8 – SENIOR SUBORDINATED NOTES

During the quarter ended March 31, 2013, PSB elected to prepay $7,000 of its 8% senior subordinated notes with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt included $4,000 of privately placed notes carrying a 3.75% fixed interest rate with semi-annual interest only payments, due in 2018, and $2,000 in a fully amortizing bank stock term loan with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest based on changes in the 90-day LIBOR plus 3.00% and maturing in 2015. The $4,000 of new fixed rate subordinated debt is held by related parties, including directors and a significant shareholder.

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	September 30, 2013	December 31, 2012

Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.25%	0.31%
Maturity	September 2017	September 2017
Unrealized fair value gain (loss)	$(485)	$(699)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the quarter or nine months ended September 30, 2013 or 2012. Risk management results for the quarter ended September 30, 2013 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2013, approximately $183 of losses ($111 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending September 30, 2014. The interest rate swap agreement was secured by cash and cash equivalents of $570 at September 30, 2013, and $850 at December 31, 2012.

As of September 30, 2013 and December 31, 2012, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	September 30, 2013	December 31, 2012

Notional amount	$14,488	$14,979
Receive fixed rate (average)	1.99%	1.99%
Pay variable rate (average)	0.17%	0.21%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	3.2 years	3.9 years
Unrealized fair value gain (loss)	$361	$673

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	September 30, 2013	December 31, 2012

Notional amount	$14,488	$14,979
Pay fixed rate (average)	1.99%	1.99%
Receive variable rate (average)	0.17%	0.21%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	3.2 years	3.9 years
Unrealized fair value gain (loss)	$(361)	$(673)

NOTE 10 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Period ended September 30, 2013	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(416)	$(151)	$(1,277)	$(497)
Reclassification adjustment for security gain included in net income	—	—	(12)	(5)
Accretion (amortization) of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	3	(13)	(319)	(144)
Unrealized gain (loss) on interest rate swap	(62)	(23)	75	30
Reclassification adjustment of interest rate swap settlements included in earnings	47	19	139	55

Totals	$(428)	$(168)	$(1,394)	$(561)

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Period ended September 30, 2012	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain (loss) on securities available for sale	$27	$13	$(94)	$(34)
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(110)	(44)	(346)	(136)
Unrealized loss on interest rate swap	(106)	(42)	(292)	(115)
Reclassification adjustment of interest rate swap settlements included in earnings	43	17	127	50

Totals	$(146)	$(56)	$(605)	$(235)

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

During the quarter ended September 30, 2013, PSB reclassified $47 ($28 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $47 ($28 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

During the nine months ended September 30, 2013, PSB reclassified $139 ($84 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $139 ($84 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the period.

NOTE 12 – STOCK-BASED COMPENSATION

PSB granted restricted stock to certain employees having an initial market value of $210 during the three months ended March 31, 2013 compared to $200 granted during the three months ended March 31, 2012. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the nine months ended September 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $109 and $79 during 2013 and 2012, respectively.

The following tables summarize information regarding unvested restricted stock outstanding at September 30, 2013 and 2012 including activity during the nine months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2012	25,572	$17.79
Restricted stock granted	8,895	22.48
Restricted stock legally vested	(4,058)	(16.08)

September 30, 2012	30,409	$19.39

January 1, 2013	30,409	$19.39
Restricted stock granted	8,076	26.00
Restricted stock legally vested	(5,883)	(17.85)

September 30, 2013	32,602	$21.30

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2013	$146
2014	146
2015	137
2016	122
2017	82
Thereafter	42

Totals	$675

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2013	2012	2013	2012

Net income	$13	$1,226	$3,183	$4,324

Weighted average shares outstanding	1,651,518	1,663,472	1,653,098	1,663,221
Effect of dilutive stock options outstanding	—	—	—	76

Diluted weighted average shares outstanding	1,651,518	1,663,472	1,653,098	1,663,297

Basic earnings per share	$0.01	$0.74	$1.93	$2.60
Diluted earnings per share	$0.01	$0.74	$1.93	$2.60

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

At September 30, 2013 and December 31, 2012, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which we maintain mortgage servicing rights. Therefore, declining long term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at September 30, 2013 used to measure fair value included:

Direct annual servicing cost per loan	$50
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	27.02%
Weighted average prepayment speed: PSA	530.21%
Weighted average discount rate	7.96%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at September 30, 2013:

Securities available for sale:

U.S. Treasury and agency debentures	$994	$—	$994	$—
U.S. agency issued residential MBS and CMO	59,175	—	59,175	—
Privately issued residential MBS and CMO	114	—	114	—
Solomon Hess SBA loan fund (CDFI Fund)	950	—	950	—
Other equity securities	47	—	—	47

Total securities available for sale	61,280	—	61,233	47
Loans held for sale	824	—	824	—
Mortgage rate lock commitments	26	—	26	—
Interest rate swap agreements	361	—	361	—

Total assets	$62,491	$—	$62,444	$47

Liabilities – Interest rate swap agreements	$846	$—	$846	$—

Assets measured at fair value on a recurring basis at December 31, 2012:

Securities available for sale:

U.S. Treasury and agency debentures	$10,027	$—	$10,027	$—
U.S. agency issued residential MBS and CMO	59,640	—	59,640	—
Privately issued residential MBS and CMO	173	—	173	—
Nonrated commercial paper	5,500	—	5,500	—
Other equity securities	47	—	—	47

Total securities available for sale	75,387	—	75,340	47
Loans held for sale	884	—	884	—
Mortgage rate lock commitments	91	—	91	—
Interest rate swap agreements	673	—	673	—

Total assets	$77,035	$—	$76,988	$47

Liabilities – Interest rate swap agreements	$1,372	$—	$1,372	$—

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2012:	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at September 30, 2012	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2012	$—

Balance at January 1, 2013	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at September 30, 2013	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2013	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at September 30, 2013:

Impaired loans	$1,758	$—	$323	$1,435
Foreclosed assets	1,606	—	695	911
Mortgage servicing rights	1,662	—	—	1,662

Total assets	$5,026	$—	$1,018	$4,008

Assets measured at fair value on a nonrecurring basis at December 31, 2012:

Impaired loans	$2,973	$—	$328	$2,645
Foreclosed assets	1,774	—	752	1,022
Mortgage servicing rights	1,233	—	—	1,233

Total assets	$5,980	$—	$1,080	$4,900

At September 30, 2013, loans with a carrying amount of $2,278 were considered impaired and were written down to their estimated fair value of $1,758 net of a valuation allowance of $520. At December 31, 2012, loans with a carrying amount of $3,955 were considered impaired and were written down to their estimated fair value of $2,973, net of a valuation allowance of $982. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At September 30, 2013, foreclosed assets with a carrying amount of $2,482 had been written down to a fair value of $1,606, less costs to sell. During the nine months ended September 30, 2013, foreclosed assets with a fair value of $947 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. An impairment charge of $298 was recorded as a reduction to earnings during the nine months ended September 30, 2013.

At December 31, 2012, foreclosed assets with a carrying amount of $2,352 had been written down to a fair value of $1,774, less costs to sell. During the nine months ended September 30, 2012, foreclosed assets with a fair value of $568 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. An impairment charge of $485 was recorded as a reduction to earnings during the nine months ended September 30, 2012.

At September 30, 2013, mortgage servicing rights with a carrying amount of $1,703 were considered impaired and were written down to their estimated fair value of $1,662, resulting in an impairment allowance of $41. At December 31, 2012, mortgage servicing rights with a carrying amount of $1,513 were considered impaired and were written down to their estimated fair value of $1,233, resulting in an impairment allowance of $280. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at September 30, 2013:

	September 30, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$17,080	$17,080	$17,080	$—	$—
Securities	133,052	133,194	—	131,350	1,844
Bank certificates of deposit	2,481	2,528	—	—	2,528
Net loans receivable and loans held for sale	517,697	521,979	—	1,147	520,832
Accrued interest receivable	2,257	2,257	—	—	2,257
Mortgage servicing rights	1,662	1,662	—	—	1,662
Mortgage rate lock commitments	26	26	—	26	—
FHLB stock	3,594	3,594	—	—	3,594
Cash surrender value of life insurance	12,723	12,723	12,723	—	—
Interest rate swap agreements	361	361	—	361	—

Financial liabilities ($000s):

Deposits	$554,239	$533,077	$—	$—	$533,077
FHLB advances	58,124	58,848	—	58,848	—
Other borrowings	20,353	22,472	—	14,489	6,788
Senior subordinated notes	4,000	3,471	—	—	3,471
Junior subordinated debentures	7,732	4,461	—	—	4,461
Interest rate swap agreements	846	846	—	846	—
Accrued interest payable	455	455	—	—	455

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2012:

	December 31, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$48,847	$48,847	$48,847	$—	$—
Securities	145,209	147,751	—	145,795	1,956
Bank certificates of deposit	4,465	4,538	—	—	4,538
Net loans receivable and loans held for sale	478,875	484,925	—	1,212	483,713
Accrued interest receivable	2,157	2,157	—	—	2,157
Mortgage servicing rights	1,233	1,233	—	—	1,233
Mortgage rate lock commitments	91	91	—	91	—
FHLB stock	2,506	2,506	—	—	2,506
Cash surrender value of life insurance	11,813	11,813	11,813	—	—
Interest rate swap agreements	673	673	—	673	—

Financial liabilities ($000s):

Deposits	$565,442	$568,014	$—	$—	$568,014
FHLB advances	50,124	51,590	—	51,590	—
Other borrowings	20,728	22,118	—	14,890	7,228
Senior subordinated notes	7,000	7,000	—	—	7,000
Junior subordinated debentures	7,732	4,911	—	—	4,911
Interest rate swap agreements	1,372	1,372	—	1,372	—
Accrued interest payable	697	697	—	—	697

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

FASB ASC Topic 805, “Business Combinations.” In October 2012, new authoritative accounting guidance was issued that addressed accounting for an indemnification asset acquired as a result of a government-assisted acquisition of a financial institution when a subsequent change in cash flows expected to be collected is identified. After identification of the new cash flows, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as accounting for the change in the assets subject to the indemnification. Amortization of these changes in value is limited to the remaining contractual term of the indemnification agreement. These new rules became effective for changes in cash flows identified beginning January 1, 2013. Adoption of this new guidance did not have an impact on PSB’s financial statements.

FASB ASC Topic 220, “Comprehensive Income.” In February 2013, new authoritative accounting guidance was issued which required PSB to report the effect of significant reclassifications out of accumulated other comprehensive income in a footnote to the financial statements. The disclosure was effective beginning March 31, 2013 on a prospective basis. The change did not have a significant impact on PSB’s financial reporting or results of operations upon adoption.

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

NOTE 17 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2013 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of September 30, 2013 compared to December 31, 2012 and results of our operations for the three months and nine months ended September 30, 2013 compared to the results of operations for the three months and nine months ended September 30, 2012. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE OVERVIEW

Results of Operations

September 2013 quarterly earnings were $.01 per share on net income of $13 following recognition of a $3,340 pre-tax credit write down recorded during the quarter compared to earnings of $.74 per share on net income of $1,226 during the September 2012 quarter. Year to date earnings during the nine months ended September 30, 2013 were $1.93 per share on net income of $3,183 compared to earnings of $2.60 per share on net income of $4,324 during the nine months ended September 30, 2012. The results of all periods were significantly impacted by special items including the $3,340 credit write down during September 2013 and nonrecurring income and expense items associated with our acquisition of Marathon State Bank during 2012. The proforma impacts to net income and earnings per share of these special items are outlined in Table 1.

As shown in Table 1, excluding the $3,340 credit write down (net of the subsequent reductions to employee wage and incentive costs as a result of lower net income performance due to the write down), and the gain on purchase of Marathon and related acquisition expenses, proforma September 2013 quarterly earnings would have been $1.07 per share on net income of $1,766 compared to $.90 per share on net income of $1,499 during the September 2012 quarter, an increase of 19% per share. Likewise, year to date proforma earnings during the nine months ended September 30, 2013 would have been $2.94 per share on net income of $4,863 compared to earnings of $2.57 per share on net income of $4,274 during 2012, an increase of 14% per share.

Proforma earnings increased during 2013 compared to 2012 primarily due to increased net interest income on earning asset growth while operating expense excluding the special items in Table 1 increased only slightly. Net interest margin during the nine months ended September 2013 declined .04% to 3.39% compared to 3.43% during the year to date period in 2012. In addition, net interest margin on a linked quarter basis decreased slightly from 3.41% during the June 2013 quarter compared to 3.40% during the September 2013 quarter.

Looking ahead to the December 2013 quarter, net income growth compared to the linked proforma September 2013 quarterly results (excluding the special items in Table 1) could be challenged by continued downward pressure on net interest margin if loan growth moderates. In addition, mortgage banking income will likely continue to decline as refinance activity slows significantly. However, credit costs, including provision for loan losses and loss on foreclosed assets, should normalize and are expected to be less than the $466 recorded during the December 2012 quarter. Lower credit costs are expected to support income growth during the December 2013 quarter resulting in quarterly net income similar to that seen during the December 2012 quarter.

Credit Quality

We recorded a $3,340 provision for loan losses during the September 2013 quarter and a $4,015 provision during the nine months ended September 30, 2013 due to the write down of a loan to a grain commodities dealer customer who was discovered to have misrepresented inventory collateral, financial statements, inventory records, and federal warehouse receipts taken as collateral by several unrelated banks (referred to herein as the “grain loss”). The borrower and its operations remain under investigation by the authorities with significant losses expected to be incurred by several banks. Separate from this loss, there was no provision for loan losses recorded during the September 2013 or 2012 quarters. Separate from the grain loss, provision for loan losses during the nine months ended September 30, were $675 and $325 during 2013 and 2012, respectively. Although the entire $3,340 grain dealer relationship was charged-off during the September 2013 quarter, we continue to pursue recovery through liquidation of the remaining collateral, personal assets of the business owners and principals, and fidelity insurance coverage, although no recovery amount can be reasonably estimated at this time.

Loss on foreclosed assets was $144 and $294 during the quarter and nine months ended September 30, 2013 compared to $330 and $567 during the quarter and nine months ended September 30, 2012, respectively. If the provision for loan losses and loss on foreclosed assets are taken together (collectively, the “credit costs”), credit costs, excluding the $3,340 grain loss, would have been $144 and $969 during the quarter and nine months ended September 30, 2013 compared to $330 and $892 during the quarter and nine months ended September 30, 2012, respectively.

Credit quality continued gradual improvement as September 30, 2013 nonperforming assets totaled $10,285 (1.46% of total assets) compared to $12,454 (1.75% of assets) at December 31, 2012 and $17,191 (2.48% of assets) at September 30, 2012. At September 30, 2013, the allowance for loan losses was $7,126, or 1.36% of total loans (82% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012, and $7,431, or 1.55% of total loans (53% of nonperforming loans) at September 30, 2012. Annualized net charge-offs before the $3,340 grain loss charge-off remained similar to the prior year and were .26% and .24% during the nine months ended September 30, 2013 and 2012, respectively.

Nonperforming assets at December 31, 2013 are expected to increase from addition of a newly restructured $3,090 municipal tax financing district development loan classified as a restructuring of troubled debt. At September 30, 2013 the loan had not yet been restructured was classified as an impaired, but performing loan, and no specific credit loss reserves were considered necessary.

Asset Growth and Liquidity

Total assets were $705,898 at September 30, 2013 compared to $711,966 at December 31, 2012, down $6,068, or .9%. During the nine months ended September 30, 2013, cash and cash equivalents and investment securities declined $43,924 to fund $21,946 in commercial related loan growth and $16,974 in residential real estate loan growth. Since December 31, 2012, local deposits declined $22,435 which were replaced by a $19,232 increase in wholesale deposits and FHLB advances. However, local deposits since June 30, 2013 increased $17,431, or 3.7% as the year to date deposit decline is due to seasonal municipal tax deposits held at December 31 which are typically withdrawn during February each year.

During the December 2013 quarter, loan growth is expected to slow while seasonal tax deposits will significantly increase cash and cash equivalents or reduce maturing wholesale funding at December 31, 2013. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $137,313 (19.5% of total assets) at September 30, 2013 compared to $118,081 of assets (16.6% of total assets) at December 31, 2012.

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At September 30, 2013, unused and available wholesale funding was approximately $252,283, or 35.7% of total assets, compared to $272,508, or 38.3% of total assets at December 31, 2012. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit.

Capital Resources

During the nine months ended September 30, 2013, stockholders’ equity increased $1,565 primarily from $3,183 of net income less $644 of dividends declared and further offset by a $962 reduction in unrealized gains on fixed rate securities as national interest rates increased in response to expected actions by the Board of Governors of the Federal Reserve as national economic conditions improve.

During the nine months ended September 30, 2013, PSB repurchased 10,030 shares of treasury stock on the open market at an average price of $26.78 per share. During the nine months ended September 30, 2012, 200 shares of common stock were repurchased at an average price of $23.25 per share.

On February 1, 2013, we refinanced $7 million of 8% senior subordinated notes with $1 million of cash and $6 million in proceeds from issuance of new debt. The new debt includes $4 million of privately placed senior subordinated notes carrying a 3.75% fixed interest rate with interest only payments, due in 2018, and $2 million in a fully amortizing term note with a correspondent bank carrying a floating rate of interest and maturing in 2015. Although the previous 8% notes qualified as Tier 2 regulatory capital, the new $6 million in notes do not qualify as Tier 2 regulatory capital. The refinancing reduced interest expense during the quarter and nine months ended September 30, 2013 by $91 and $237, respectively, compared to the prior year periods, and contributed to increased quarterly net income from continuing operations before the grain loss in 2013 compared to the prior year.

Net book value increased to $33.92 per share at September 30, 2013, compared to $32.93 per share at December 31, 2012, an increase of 3.0%. Our equity to assets ratio increased to 7.93% at September 30, 2013 compared to 7.65% at December 31, 2012 due to increased retained earnings and a .9% reduction in assets during the past nine months. However, the equity to assets ratio continues to be less than 8.49% at March 31, 2012 prior to the purchase of Marathon in the June 2012 quarter using existing cash on hand without the issuance of new common stock. We were considered “well capitalized” under banking regulations at September 30, 2013.

In July 2013, the banking regulatory agencies finalized new regulatory rules applicable to all banks, often referred to as the “Basel III” capital requirements. The new rules expand the number of capital measurements and the new minimums over which a bank may pay dividends, certain executive compensation, or be considered adequately capitalized. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. The new rules begin to be effective during the March 2015 quarter, with an extended implementation period for certain measures. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but do not expect to issue additional common stock solely to meet the new requirements or that recurring operations or growth potential will be significantly impacted.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on $270,407 of residential 1 to 4 family mortgages sold to FHLB and FNMA. At September 30, 2013, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 11% of the total serviced principal (down from 13% at December 31, 2012), up to a maximum guarantee of $949 in the aggregate. However, we would incur such loss only if the FHLB first lost $1,593 on this remaining loan pool of $29,217 in principal as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). No loans have been sold by us to the FHLB with our Credit Enhancement Guarantee of principal since October 2008 and we do not intend to originate future loans with the guarantee under this program.

Although we do not maintain a recourse liability for our credit enhancement guarantee to the FHLB, we do maintain a separate mortgage loan recourse liability of $78 at September 30, 2013 compared to $0 at December 31, 2012, for potential representation and warranty losses on loans improperly underwritten and sold to secondary market investors. Provision to expense for serviced mortgage loan recourse liability was $204 during the nine months ended September 30, 2013, which was recorded as a reduction to mortgage banking income. Total representation and warranty losses on loans improperly underwritten and sold to secondary market investors totaled $28 and $38 during the years ended 2012 and 2011, respectively.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at September 30, 2013) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $14,488). These arrangements and related off balance sheet commitments are outlined in Note 9 in the Notes to Consolidated Financial Statements. Our liability for aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions was $485 and $699 at September 30, 2013 and December 31, 2012, respectively before tax impacts. We are required to collateralize all gross swap liabilities (before offset against any swap assets) with cash deposited with our swap counterparty, which totaled $570 and $1,060 at September 30, 2013 and December 31, 2012, respectively.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $103,000 at September 30, 2013 compared to $105,000 at December 31, 2012. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended September 30, 2013 compared to September 30, 2012

September 2013 quarterly earnings were $13, or $.01 per diluted share compared to $1,226, or $.74 per diluted share during the September 2012 quarter. The September 2013 was significantly impacted by a $3,340 loan provision and subsequent charge-off of a loan to a customer in the grain commodities industry. During September 2013, we identified that the customer had misrepresented the amounts and records of collateral securing our loan and the loans of several other unrelated banks, resulting in a large collateral shortfall. In addition, there were significant special income and expense items associated with our purchase of Marathon State Bank during the September 2012 quarter that impacted income. Refer to Table 1 below for a presentation of net income and earnings per share both before and after these special items. Table 2 below outlines key financial performance metrics for five linked quarters ending September 30, 2013. Excluding the special items outlined in Table 1, September 2013 quarterly earnings would have been $1,766, or $1.07 per share, compared to $1,499, or $.90 per share during the September 2012 quarter, an increase of 19% per share.

Higher proforma September 2013 earnings prior to the special items in Table 1 compared to the proforma September 2012 net income were driven by a $254 increase in tax adjusted net interest income ($154 after tax expense) and a $186 reduction in loss on foreclosed assets ($113 after tax expense). These gains were partially offset by a $160 proforma increase in salaries and employee benefits expense ($97 after tax benefits) had the grain loss not occurred.

Return on average assets was .01% during the September 2013 quarter (1.01% before the special items noted in Table 1), and .70% during the September 2012 quarter (.85% before the special items noted in Table 1). Return on average stockholders’ equity was .09% (12.31% before the special items in Table 1) during 2013, and 9.13% (11.13% before the special items in Table 1) during 2012.

Looking ahead to the December 2013 quarter, net income growth compared to the linked proforma September 2013 quarterly results (excluding the special items in Table 1) could be challenged by continued downward pressure on net interest margin if loan growth moderates. In addition, mortgage banking income will likely continue to decline as refinance activity slows significantly. However, credit costs, including provision for loan losses and loss on foreclosed assets, should normalize and are expected to be less than the $466 recorded during the December 2012 quarter. Lower credit costs are expected to support income growth during the December 2013 quarter resulting in quarterly net income similar to that seen during the December 2012 quarter.

Nine months ended September 30, 2013 compared to September 30, 2012

Earnings during the nine months ended September 30, 2013 were $3,183, or $1.93 per diluted share compared to $4,324, or $2.60 per diluted share during the comparable prior year period. However, as in the quarterly period comparisons, results for both year to date periods were significantly impacted by special or nonrecurring transactions associated with the grain loss and the purchase of Marathon State Bank during the June 2012 quarter. The individual special items are outlined in Table 1 below. Excluding these special items, 2013 proforma year to date income was $4,863 and earnings of $2.94 per share compared to proforma 2012 net income of $4,274 and earnings of $2.57 per share, an increase of 14% per share.

Year to date proforma 2013 earnings prior to the items in Table increased over 2012 due to a $1,179 increase in tax adjusted net income ($714 after tax expense, up 7%), and a $133 increase in investment and insurance sales commissions ($81 after tax expense, up 24%. These gains were partially offset by an increase in proforma salaries and employee benefit expense of $358 ($217 after tax benefits, up 5%) had the grain loss not occurred.

Return on average assets was .62% during the nine months ended September 30, 2013 (.94% before the special items noted in Table 1), and .89% during the nine months ended September 30, 2012 (.88% before the special items noted in Table 1). Return on average stockholders’ equity was 7.54% (11.52% before the special items in Table 1) during 2013, and 11.02% (10.89% before the special items in Table 1) during 2012.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended Sept. 30,		Nine months ended Sept. 30
($000s, net of income tax effects)	2013	2012	2013	2012

Net income from continuing operations before credit costs	$1,853	$1,699	$5,450	$4,815
Less: Credit costs, excluding the grain credit loss	(87)	(200)	(587)	(541)

Net income from continuing operations	1,766	1,499	4,863	4,274
Less: Grain credit loss	(2,031)	—	(2,031)	—
Add: Reduced employee benefits related to grain credit loss	278	—	278	—
Add: Benefit from amendment of Marathon tax returns	—	—	73	—
Add: Gain on bargain purchase	—	—	—	515
Less: Merger data processing conversion	—	(232)	—	(232)
Less: Merger related expenses	—	(41)	—	(233)

Net income	$13	$1,226	$3,183	$4,324

	Quarter ended Sept. 30,		Nine months ended Sept. 30
(per diluted share, net of income tax effects)	2013	2012	2013	2012

Net income from continuing operations before credit costs	$1.12	$1.02	$3.30	$2.89
Less: Credit costs, excluding the grain credit loss	(0.05)	(0.12)	(0.36)	(0.32)

Net income from continuing operations after credit costs	1.07	0.90	2.94	2.57
Less: Grain credit loss	(1.23)	—	(1.23)	—
Add: Reduced employee benefits related to grain credit loss	0.17	—	0.17	—
Add: Benefit from amendment of Marathon tax returns	—	—	0.05	—
Add: Gain on bargain purchase	—	—	—	0.31
Less: Merger data processing conversion	—	(0.14)	—	(0.14)
Less: Merger related expenses	—	(0.02)	—	(0.14)

Net income	$0.01	$0.74	$1.93	$2.60

Proforma return on average assets and equity from net income from continuing operations after credit costs:

Proforma return on average assets from continuing operations	1.01%	0.85%	0.94%	0.88%
Return on average assets - as reported	0.01%	0.70%	0.62%	0.89%

Proforma return on average equity from continuing operations	12.31%	11.13%	11.52%	10.89%
Return on average equity – as reported	0.09%	9.13%	7.54%	11.02%

The following Table 2 presents PSB’s consolidated quarterly summary financial data as reported and without adjustment.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
Earnings and dividends:	2013	2013	2013	2012	2012

Net interest income	$5,422	$5,317	$5,201	$5,294	$5,163
Provision for loan losses	$3,340	$352	$323	$460	$—
Other noninterest income	$1,411	$1,523	$1,415	$1,559	$1,444
Other noninterest expense	$3,817	$4,216	$4,082	$4,349	$4,860
Net income	$13	$1,561	$1,609	$1,685	$1,226

Basic earnings per share(3)	$0.01	$0.95	$0.97	$1.01	$0.74
Diluted earnings per share(3)	$0.01	$0.95	$0.97	$1.01	$0.74
Dividends declared per share(3)	$—	$0.39	$—	$0.38	$—
Net book value per share	$33.92	$34.04	$33.71	$32.93	$32.34

Semi-annual dividend payout ratio	n/a	20.32%	n/a	23.42%	n/a
Average common shares outstanding	1,651,518	1,651,664	1,656,162	1,662,929	1,663,472

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$510,937	$499,425	$485,495	$472,096	$460,697
Assets	$695,344	$688,353	$689,687	$691,688	$698,103
Deposits	$537,836	$525,158	$541,672	$546,371	$550,564
Stockholders’ equity	$56,907	$57,223	$55,137	$54,661	$53,440

Performance ratios:

Return on average assets(1)	0.01%	0.91%	0.95%	0.97%	0.70%
Return on average stockholders’ equity(1)	0.09%	10.94%	11.83%	12.26%	9.13%
Average stockholders’ equity less
accumulated other comprehensive income
(loss) to average assets	8.09%	8.18%	7.82%	7.71%	7.44%
Net loan charge-offs to average loans(1)	2.97%	0.12%	0.26%	0.38%	0.19%
Nonperforming loans to gross loans	1.66%	1.89%	2.02%	2.20%	2.93%
Allowance for loan losses to gross loans	1.36%	1.49%	1.49%	1.53%	1.55%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	16.73%	17.75%	19.33%	20.54%	28.59%
Net interest rate margin(1)(2)	3.40%	3.41%	3.37%	3.38%	3.37%
Net interest rate spread(1)(2)	3.23%	3.24%	3.20%	3.19%	3.21%
Service fee revenue as a percent of
average demand deposits(1)	2.01%	2.02%	1.89%	1.94%	2.17%
Noninterest income as a percent of gross revenue	17.24%	18.54%	17.60%	18.35%	17.24%
Efficiency ratio(2)	53.94%	59.52%	59.50%	61.31%	70.89%
Noninterest expenses to average assets(1)	2.18%	2.46%	2.40%	2.50%	2.77%

Stock price information:

High	$31.50	$31.00	$28.50	$28.75	$29.20
Low	$29.40	$27.76	$25.30	$25.50	$24.50
Last trade value at quarter-end	$29.76	$29.25	$28.00	$26.00	$28.75

(1)	Annualized
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3)	Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.
(4)	Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Net Interest Income

Quarter ended September 30, 2013 compared to September 30, 2012

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,666 during the September 2013 quarter compared to $5,412 during the September 2012 quarter, an increase of $254, or 4.7%. Increased net interest income was due primarily to an increase in average earning assets during the September 2013 quarter compared to September 2012 quarter, which increased $21,593, or 3.4%. During this period average investment securities declined $17,784 and other interest earning cash balances declined $11,523 as these maturing funds were used to fund organic average loan growth of $50,067, up 10.7%. Increased net interest income has been a significant contributor to increased proforma net income (before the grain loss) during 2013 compared to 2012.

Tax adjusted net interest margin was 3.40% during the September 2013 quarter compared to 3.41% during the linked June 2013 quarter and 3.37% during the September 2012 quarter. Although net interest income increased over prior quarterly periods from increased average earning assets, net margin remains under significant pressure from falling loan yields since deposits costs are already near functional floors. During the quarter ended September 30, 2013, loan yields declined .09% (to 4.52%) while average deposit costs declined .04% (to .54%) compared to the linked June 2013 quarter. During the September 2013 quarter, tax adjusted investment security yields increased .09% (to 3.26%) compared to the linked June 2013 quarter, helping to offset a portion of the loan yield decline.

In light of very low market rates and intense competition for high credit quality loan growth, we expect loan yields during the upcoming quarter to decline slightly as maturities and originations are repriced at rates lower than the current portfolio. The decline in loan yield may be greater than deposit costs can be reduced with deposit rates already near functional minimums. In addition, we expect investment securities yields to decline during the September 2013 quarter as maturing funds are reinvested into significantly lower market yields. Net margin could decline slightly during the December 2013 quarter and net interest income could decline from that seen during the September 2013 quarter if loan growth does not continue.

During the September 2013 and September 2012 quarters, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $80 million, or 15.2%, of gross loans at September 30, 2013 was supported by an average interest rate floor approximately 117 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $937 and .14%, respectively, based on those existing loan floors and average total earning assets during the quarter ended September 30, 2013. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor faster, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At September 30, 2012, the coupon rate on approximately $105 million, or 21.8%, of gross loans was supported by an average interest rate floor approximately 140 basis points greater than the normal adjustable rate. The annualized increase to net interest income and net interest margin was approximately $1,240 and .21%, respectively, based on those existing loan floors and average total earning assets during the quarter ended September 30, 2012.

Nine months ended September 30, 2013 compared to 2012

Tax adjusted net interest income totaled $16,672 during the nine months ended September 30, 2013 compared to $15,493 during 2012, an increase of $1,179, or 7.6%. Increased net interest income was due to an increase in average earning assets during the year to date period compared to 2012, which increased $52,587, or 8.7%, due to the Marathon acquisition and higher organic loan growth. Year to date, net margin was 3.39% during the nine months ended September 30, 2013 compared to 3.43% during the same period during 2012. During 2013, net interest income would have increased $1,977 from earning asset growth compared to the prior year but was reduced $798 due to lower net margin. Similar to the quarter to quarter comparison reviewed above, loan and other asset yields declined during the year to date period to a greater extent than deposit funding costs, as assets continued to reprice into lower current market rates.

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended September 30, 2013			Quarter ended September 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$518,504	$5,912	4.52%	$468,437	$6,022	5.11%
Taxable securities	77,961	509	2.59%	100,617	578	2.29%
Tax-exempt securities(2)	54,636	580	4.21%	49,764	564	4.51%
FHLB stock	3,594	2	0.22%	2,761	2	0.29%
Other	5,869	13	0.88%	17,392	16	0.37%

Total(2)	660,564	7,016	4.21%	638,971	7,182	4.47%

Non-interest-earning assets:
Cash and due from banks	10,912			33,635
Premises and equipment, net	9,786			10,179
Cash surrender value insurance	12,350			11,648
Other assets	9,299			11,410
Allowance for loan losses	(7,567)			(7,740)

Total	$695,344			$698,103

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$168,860	$89	0.21%	$168,067	$206	0.49%
Money market deposits	121,267	100	0.33%	111,203	131	0.47%
Time deposits	164,441	549	1.32%	193,719	700	1.44%
FHLB borrowings	59,537	323	2.15%	51,700	356	2.74%
Other borrowings	22,797	165	2.87%	18,725	150	3.19%
Senior subordinated notes	4,000	38	3.77%	7,000	141	8.01%
Junior subordinated debentures	7,732	86	4.41%	7,732	86	4.42%

Total	548,634	1,350	0.98%	558,146	1,770	1.26%

Non-interest-bearing liabilities:
Demand deposits	83,268			77,575
Other liabilities	6,535			8,942
Stockholders’ equity	56,907			53,440

Total	$695,344			$698,103

Net interest income		$5,666			$5,412
Rate spread			3.23%			3.21%
Net yield on interest-earning assets			3.40%			3.37%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 4: Net Interest Income Analysis (Nine Months)

(dollars in thousands)	Nine months ending September 30, 2013			Nine months ending September 30, 2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$506,241	$17,481	4.62%	$456,375	$17,744	5.19%
Taxable securities	84,426	1,566	2.48%	91,062	1,725	2.53%
Tax-exempt securities(2)	53,314	1,717	4.31%	38,965	1,415	4.85%
FHLB stock	3,189	6	0.25%	2,878	6	0.28%
Other	9,631	50	0.69%	14,934	51	0.46%

Total(2)	656,801	20,820	4.24%	604,214	20,941	4.63%

Non-interest-earning assets:
Cash and due from banks	10,147			19,188
Premises and equipment, net	10,009			10,003
Cash surrender value insurance	12,087			11,546
Other assets	9,632			11,383
Allowance for loan losses	(7,529)			(7,881)

Total	$691,147			$648,453

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$173,931	$295	0.23%	$149,816	$631	0.56%
Money market deposits	119,489	299	0.33%	109,171	452	0.55%
Time deposits	162,314	1,685	1.39%	175,203	2,176	1.66%
FHLB borrowings	58,923	977	2.22%	51,215	1,061	2.77%
Other borrowings	22,368	490	2.93%	19,166	447	3.12%
Senior subordinated notes	4,750	147	4.14%	7,000	425	8.11%
Junior subordinated debentures	7,732	255	4.41%	7,732	256	4.42%

Total	549,507	4,148	1.01%	519,303	5,448	1.40%

Non-interest-bearing liabilities:
Demand deposits	79,146			69,524
Other liabilities	6,042			7,201
Stockholders’ equity	56,452			52,425

Total	$691,147			$648,453

Net interest income		$16,672			$15,493
Rate spread			3.23%			3.23%
Net yield on interest-earning assets			3.39%			3.43%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 5: Interest Income and Expense Volume and Rate Analysis (Year to Date)

Nine months ended September 30, 2013

	2013 compared to 2012
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$1,723	$(1,986)	$(263)
Taxable securities	(123)	(36)	(159)
Tax-exempt securities(2)	463	(161)	302
FHLB stock	1	(1)	—
Other interest income	(27)	26	(1)

Total	2,037	(2,158)	(121)

Interest paid on:
Savings and demand deposits	41	(377)	(336)
Money market deposits	25	(178)	(153)
Time deposits	(134)	(357)	(491)
FHLB borrowings	128	(212)	(84)
Other borrowings	70	(27)	43
Senior subordinated notes	(70)	(208)	(278)
Junior subordinated debentures	—	(1)	(1)

Total	60	(1,360)	(1,300)

Net interest earnings	$1,977	$(798)	$1,179

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at September 30, 2013. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects a liability sensitive gap position during the next year, with a cumulative negative one-year gap ratio at September 30, 2013 of 81.6% compared to a negative gap of 93.7% at December 31, 2012. The one-year gap ratio declined since December 31, 2012 due to a significant reduction in cash and cash equivalents, which reduced the amount of assets repricing during the next year compared to December 31, 2012. In addition, a significant amount of FHLB advances mature during the next year, which increases the amount of liabilities to be repriced while the amount of assets to be repriced has declined since December 31, 2012. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. The existence of our significant “in the money” floating rate loan floors could also have a negative impact on an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 6: Interest Rate Sensitivity Gap Analysis

	September 30, 2013
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$170,825	$34,411	$62,754	$90,489	$119,889	$46,455	$524,823
Securities	8,320	4,460	9,402	16,120	49,014	45,736	133,052
FHLB stock						3,594	3,594
CSV bank-owned life insurance						12,723	12,723
Other earning assets	2,042		500	1,736			4,278

Total	$181,187	$38,871	$72,656	$108,345	$168,903	$108,508	$678,470
Cumulative rate sensitive assets	$181,187	$220,058			$569,962	$678,470

Interest-bearing liabilities
Interest-bearing deposits	$98,078	$21,999	$182,374	$32,161	$37,829	$89,657	$462,098
FHLB advances	25,075	8,834	15,675	6,540	2,000		58,124
Other borrowings	6,853			8,000	5,500		20,353
Senior subordinated notes					4,000		4,000
Junior subordinated debentures					7,732		7,732

Total	$130,006	$30,833	$198,049	$46,701	$57,061	$89,657	$552,307
Cumulative interest
sensitive liabilities	$130,006	$160,839	$358,888	$405,589	$462,650	$552,307

Interest sensitivity gap for
the individual period	$51,181	$8,038	$(125,393)	$61,644	$111,842	$18,851
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	139.4%	126.1%	36.7%	232.0%	296.0%	121.0%

Cumulative interest
sensitivity gap	$51,181	$59,219	$(66,174)	$(4,530)	$107,312	$126,163
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	139.4%	136.8%	81.6%	98.9%	123.2%	122.8%

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

Table 7: Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2013	December 2012	September 2012

Cumulative 1 year gap ratio
Base	82%	94%	90%
Up 200	78%	89%	88%
Down 100	84%	95%	92%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.4%	-1.4%	-3.6%
Down 100 during the year	0.1%	0.4%	0.7%

Change in Net Interest Income – Year 2
No rate change (base case)	1.6%	-2.5%	-2.2%
Following up 200 in year 1	0.1%	-2.8%	-4.6%
Following down 100 in year 1	-11%	-3.8%	-2.3%

Note: Simulations above reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point change in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 58.8% at September 30, 2013 and 60.5% at December 31, 2012.

At September 30, 2013, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) and those which assume a flattening of the yield curve all point to decreased net interest income from a static balance sheet compared to the September 30, 2013 “base case.” If market rates decline, net interest income is negatively impacted by falling asset yields while funding costs currently near 0% have little room to decline. If market rates increase, net interest income is negatively impacted by existing interest rate floors on floating rate loans and a delay in how fast asset cash flows reprice compared to liabilities driven by market funding rates. As funding costs rise, these floating rate loans could remain at the same yield for several periods, reducing net interest margin and net interest income. During a period of rising interest rates, net interest income is also negatively impacted by a flattening yield curve. When the yield curve flattens, repriced short-term funding cost, such as for terms of 1 year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent.

The table below summarizes the percentage change to current “base case” net interest income as a result of certain interest simulations:

Table 8: Projected Changes to Net Interest Income Under Alternative Rate Simulations

	During next 12M	During next 24M	Delayed (24M)	Yield Curve
	Down 100 bp	Parallel up 400 bp	Flat up 500 bp	Twist*

Year 1	0.1%	-2.2%	-5.1%	1.1%
Year 2	-2.6%	-5.9%	-10.9%	4.7%
Year 3	-5.9%	-3.2%	-8.4%	0.7%
Year 4	-9.5%	12.9%	7.9%	6.3%
Year 5	-11.5%	26.6%	22.3%	17.6%

*Yield Curve Twist refers to when the yield curve steepens over the first 18 months of the simulation (10 year CMT Treasury = 3.75%) and then flattens over months 19-36 to the average yield curve slope seen during 2005 – 2007 (with Federal Funds rate targeted at 4.00%).

In the first two years of the projections shown in Table 8, the simulation with the greatest reduction to net interest income is a flattening yield curve with rates rising 500 basis points during the next 24 month period. However, rising interest rates often begin with a period of steepening interest rates on the long end of the yield curve, following later by a rising of short term rates which progressively flattens the yield curve. We refer to this two step change with rising interest rates as a “yield curve twist”. In either scenario, the projected change in annual net interest income is modest, and we do not believe the balance sheet carries a high amount of interest rate risk at September 30, 2013. We believe the most likely interest rate scenario at September 30, 2013 to be one of continued very low short-term rates for the next 12 to 24 months with volatility in longer term rates, potentially rising up to 100 basis points. Recently, indications by the Board of Governors of the Federal Reserve could result in a reduction of the amount of U.S. Treasury securities purchased by the Federal Reserve for their own balance sheet, which would have the impact of increasing mid to longer term interest rates such as the 5 year and 10 year Treasury securities. However, the timing or amount of reduction in “quantitative easing” by the Federal Reserve cannot be precisely determined and is subject to both economic and political factors outside of our control. We also regularly monitor our asset-liability position in light of potential long-term risk to net interest income levels from a protracted low interest rate environment.

Noninterest Income

Quarter ended September 30, 2013 compared to September 30, 2012

Total noninterest income for the quarter ended September 30, 2013 was $1,411, compared to $1,444 earned during the September 2012 quarter, a decrease of $33, or 2.2% as higher retail investment sales commissions were offset by lower mortgage banking income. Mortgage banking income decreased $174, or 31.2% during the September 2013 quarter compared to the linked June 2013 quarter as national mortgage rates increased from historical lows and mortgage refinance activity dropped off sharply. We expect mortgage banking income to continue to decline slightly in the December 2013 quarter but at a slower pace than seen during the September 2013 quarter. Although new home purchase loan activity has increased, mortgage banking revenue could decline to a range of $250 and $300 per quarter, or 62% to 75% of the quarterly average income seen since during the period January 1, 2010 through June 30, 2013. Lower mortgage banking fees will have a negative impact on net income growth compared to prior periods during the remainder of 2013 and 2014.

Nine months ended September 30, 2013 compared to September 30, 2012

Total noninterest income for the nine months ended September 30, 2013 was $4,349 compared to $5,009 during 2012. However, the prior year period included an $851 nonrecurring gain on purchase of Marathon. Excluding this special gain, year to date noninterest income would have been $4,349 and $4,158 in 2013 and 2012, respectively, an increase of $191, or 4.6%, from a $125 increase in mortgage banking (up 10.3%) and a 133 increase in retail investment sales commissions (up 23.7%).

Noninterest Expense

Quarter ended September 30, 2013 compared to September 30, 2012

Noninterest expenses totaled $3,817 during the September 2013 quarter compared to $4,860 during the September 2012 quarter. However, both quarterly periods included special items including a $458 reduction in employee incentive costs during 2013 on recognition of the large grain charge-off and $427 of acquisition and conversion expenses associated with the purchase of Marathon during 2012. Excluding the proforma effect of the wage reduction, the special Marathon items, and the loss on foreclosed assets, noninterest expense would have been $4,131 during the September 2013 quarter and $4,103 during the September 2012 quarter, an increase of $28, or .7%.

Nine months ended September 30, 2013 compared to September 30, 2012

Noninterest expenses totaled $12,115 during the nine months ended September 30, 2013 compared to $13,043 during the 2012 year to date period. As with the September quarterly periods, both year to date periods included special items including a $458 reduction in employee incentive costs during 2013 on recognition of the large grain charge-off and $619 of acquisition and conversion expenses associated with the purchase of Marathon during 2012. Excluding the proforma effect of the wage reduction, the special Marathon items, and the loss on foreclosed assets, noninterest expense would have been $12,279 during 2013 and $11,857 during 2012, an increase of $422, or 3.6%. The majority of the increase in proforma noninterest expense during 2013 would have been due to a $358 increase in wage expense, primarily from performance incentives that would have existed prior to recognition of the large September 2013 quarterly grain loan charge-off.

Provision for Income Taxes

The provision for income taxes during the nine months ended September 30, 2013 was reduced $73 for the tax benefit realized on amendment of Marathon’s previously filed 2009 through 2011 income tax returns primarily to correct the treatment of tax-exempt interest on municipal loans. In addition, the large grain loss recorded during the September 2013 quarter reduced income before provision for income taxes so that tax exempt income from municipal investment securities and increase in cash surrender value of bank owned life insurance represented a greater percentage of pre-tax income. Both of these situations had the effect of lowering our effective tax rate to 23.5% during the nine months ended September 30, 2013 compared to 33.5% during 2012 year to date. A lower effective income tax rate helped to offset the reduction in income before provision for income taxes due to the grain loss during 2013 compared to 2012. Excluding the large grain loss and special Marathon income and expense items as outlined in Table 1, the proforma effective tax rate would have been 30.9% and 31.8% during the nine months ended September 30, 2013 and 2012, respectively.

CREDIT QUALITY AND PROVISION FOR LOAN LOSSES

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 16.73%, 20.54%, and 28.59% at September 30, 2013, December 31, 2012, and September 30, 2012, respectively (refer to Table 25). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 9: Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2013	2012	2012

Nonaccrual loans (excluding restructured loans)	$4,063	$5,951	$6,491
Nonaccrual restructured loans	2,973	2,189	1,224
Restructured loans not on nonaccrual	1,643	5,952	2,965
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	8,679	14,092	10,680
Nonaccrual trust preferred investment security	—	750	—
Foreclosed assets	1,606	2,349	1,774

Total nonperforming assets	$10,285	$17,191	$12,454

Nonperforming loans as a % of gross loans receivable	1.66%	2.93%	2.20%
Total nonperforming assets as a % of total assets	1.46%	2.48%	1.75%
Allowance for loan losses as a % of nonperforming loans	82.11%	52.73%	69.58%

Total nonperforming assets were $10,285 at September 30, 2013 and decreased $2,169, or 17%, since December 31, 2012, and decreased $6,906, or 40%, since September 30, 2012. At September 30, 2013, the allowance for loan losses was $7,126, or 1.36% of total loans (82% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012, and $7,431, or 1.55% of total loans (53% of nonperforming loans) at September 30, 2012. At September 30, 2013, 36% of restructured loan principal shown in the table above remained on accrual status compared to 71% at December 31, 2012.

While the general credit quality of our loan portfolio and identified problem loans continues to improve, the local economic conditions are fragile and slow growing in central and northern Wisconsin, and during 2012, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. We expect these conditions to restrain economic growth as some borrowers continue to manage fragile cash flows and debt servicing ability. In addition, the loss of these significant employers may have a significant negative impact on small local municipalities that depended on these closed manufacturing plants for tax assessment base and utility revenue. At September 30, 2013, $3,090 of tax exempt general obligation and tax incremental financing district development loans receivable with a local municipality expected to be significantly negatively impacted due to a plant closure were classified as performing, but impaired loans with no specific reserve. During the December 2013 quarter, we may restructure this loan to extend the life of the tax incremental financing district so that existing property tax collections from real estate located within the district continue for a period long enough to fully pay the original district development costs. This debt restructuring is expected to be classified as a troubled debt restructuring, which would increase non performing loans at December 31, 2013.

The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 6.3% at August 31, 2013 (the most current available) compared to 7.1% at August 31, 2012. The unemployment rate in Oneida County, Wisconsin was 6.6% at August 31, 2013 compared to 7.3% at August 31, 2012. The unemployment rate in Vilas County, Wisconsin was 7.0% at August 31, 2013 compared to 7.1% at August 31, 2012. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 6.2% at August 30, 2013 and 6.8% at August 30, 2012.

At September 30, 2013, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 14% of all nonperforming assets compared to 11% of nonperforming assets at December 31, 2012. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status. No new large nonperforming assets in excess of $500 were identified during the nine months ended September 30, 2013.

Table 10: Largest Nonperforming Assets at September 30, 2013 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied cabinetry contractor real estate and equipment	Nonaccrual	$743	$316
Owner occupied multi use, multi-tenant professional building	Accrual TDR	664	174

Total listed nonperforming assets		$1,407	$490
Total bank wide nonperforming assets		$10,285	$2,047
Listed assets as a percent of total nonperforming assets		14%	24%

Specific reserves maintained on the one of the large nonperforming loans shown in Table 10 previously increased $229 during the nine months ended September 30, 2013 quarter after obtaining a new lower value collateral appraisal.

Table 11: Largest Nonperforming Assets at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	$752	$87
Owner occupied multi use, multi-tenant professional building	Accrual TDR	664	182

Total listed nonperforming assets		$1,416	$269
Total bank wide nonperforming assets		$12,454	$2,207
Listed assets as a percent of total nonperforming assets		11%	12%

In addition to nonperforming loans, we have classified certain performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. At September 30, 2013, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table. The $507 impaired loan to the manufacturer shown below was added to this table during the nine months ended September 30, 2013 due to a small increase in aggregate balance over $500. There was no significant change to this customer relationship or credit quality during this period. The owner occupied light manufacturer was classified as impaired during 2013 due to reduced revenue from a large customer significantly reliant on federal government spending. The municipal tax incremental financing (TID) district debt issue was added during 2013 as described previously.

Table 12: Largest Performing, but Impaired Loans at September 30, 2013 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$3,090	$—
Owner occupied light manufacturing facility and equipment	Impaired	1,737	—
Owner occupied cabinetry contractor real estate and equipment	Impaired	679	—
Owner occupied manufacturing facility and equipment	Impaired	507	—

Total listed performing, but impaired loans		$6,013	$—
Total performing, but impaired loans		$6,957	$227
Listed assets as a percent of total performing, but impaired loans		86%	0%

Table 13: Largest Performing, but Impaired Loans at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$686	$25

Total listed performing, but impaired loans		$686	$25
Total performing, but impaired loans		$1,969	$227
Listed assets as a % of total performing, but impaired loans		35%	11%

Provision for Loan Losses and Loss on Foreclosed Assets

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

We recorded a $3,340 provision for loan losses during the September 2013 quarter due to the write down of a loan to a grain commodities dealer who was discovered to have misrepresented inventory collateral, financial statements, inventory records, and federal warehouse receipts taken as collateral. The borrower and its operations remain under investigation by the authorities. Separate from this loss, there was no provision for loan losses recorded during the September 2013 or 2012 quarters. During the September 2013 quarter, we incurred a $144 loss on foreclosed assets compared to a $330 loss during the September 2012 quarter. Refer to Note 5 of the Notes to Consolidated Financial Statements for a summary of activity in foreclosed assets.

Separate from the large grain loss, we recorded a $675 provision for loan losses during the nine months ended September 30, 2013 compared to a provision of $325 during the nine months ended September 30, 2012. For the nine months ended September 30, the loss on foreclosed assets was $294 and $567 during 2013 and 2012, respectively. Taken together, September 2013 quarterly credit costs excluding the large grain loss were $144 compared to $330 during the September 2012 quarter. Excluding the large grain loss, total credit costs were $969 in the nine months ended September 30, 2013 compared to $892 in 2012.

Assuming the positive current trends in nonperforming assets, we expect total credit costs in the coming December 2013 quarter to be les than the $460 recorded in the December 2012 quarter. However, future provisions will be impacted by the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies.

The $3,340 commercial line of credit loss recorded in the September 2013 quarter resulted from an apparent customer fraud associated with pledges of single party grain inventory represented by federal warehouse receipts or other inventory records to multiple parties as collateral and misrepresented inventory records and financial statements. We had a lending relationship with the borrower for several years, dating back to 2008.  Our monitoring of the loan relationship included weekly debtor’s certificates demonstrating weekly collateral position of the bank’s loans.  In addition, as grain was sold and proceeds came to reduce the bank’s loan balance, we normally would re-advance on the revolving lines of credit based on new collateral pledged (federal warehouse receipts and contracts for sale of grain pledged to bank). The loans had performed as required from the origination date until August 2013 when the misrepresentation was uncovered. Three other unrelated banks were also involved in the collateral based financing arrangement. One of the parties was a loan participant with us, and the other two parties operated independently from all the other banks in the arrangement. Our loan participant held an inventory line of credit outstanding of $2.0 million at the time the problem was uncovered, and the other two banks held approximately $5.0 million and $3.7 million, respectively. In total, including our $3.3 million of loan principal, there was $14.0 million in debt financing the collateral operations at the time the misrepresentation was uncovered. Based on information provided to us by others, the borrower also owed an additional $15.2 million on real estate mortgage debt outstanding at the time the collateral misrepresentation was uncovered, none of which was held by us or our loan participant.

In addition, recovery of our value from remaining collateral was hurt by poorly worded inter-creditor agreements related to the collateral and its cash proceeds as well as procedural problems related to lien perfections. To identify if similar risks remain with other borrowers in our loan portfolio, we considered which factors were most significant in allowing the current large credit loss to occur. The primary factors contributing to the loss included:

•	Multiple inventory and line of credit financing lenders in the relationship, none of which were considered to be the clearly stated lead lender.

•	Failure to maintain an interbank creditor agreement with all line of credit lenders that allowed completed inventory collateral audits to be concurrently reconciled to inventory records and financial statements provided to all lenders at the time of the inventory audit.

•	Failure to require audited year-end financial statements rather than relying on reviewed year-end financial statements.

•	Failure to identify counterfeit federal warehouse grain receipts not normally taken by us as collateral.

Based on these heightened risk factors, we reviewed our existing loan portfolio to identify individual notes with a principal balance or outstanding principal commitment of at least $500 in which a significant collateral type in the borrowing relationship included one of the following collateral types:

•	Fungible inventory (i.e.: commodities such as fuel, agricultural products, timber, etc.)
•	Readily saleable retail inventory units (i.e.: vehicles, boats, etc.)
•	Accounts receivable
•	Other nontraditional collateral types

From this population, we selected all loans having at least one of the following characteristics for in-depth credit review:

•	Borrower is not required to provide audited year-end financial statements.

•	Existence of multiple unrelated lenders involved in the aggregated borrower relationship.

•	Independent collateral audits are not regularly performed, or those that are performed are not also concurrently reconciled back to the borrower’s financial statements taking into account the debt positions with all lenders involved in the relationship.

Based on these selection criteria, we identified 44 individual notes with $53,493 in outstanding total principal (representing 10.2% of company-wide gross loans receivable) and $23,876 in additional unused commitments at September 30, 2013. Included in this total were 16 notes with $24,795 in outstanding principal (and $14,215 in unused commitments) for which either an audited financial statement or a periodic collateral field audit are currently obtained, but not both. Separate from these 44 notes, there were an additional 15 individual lines of credit with no outstanding principal outstanding but unused commitments of $11,188 at September 30, 2013. The financial statement attestation level, credit documentation, and collateral arrangements for each borrower included in this selection were reviewed to determine if areas of unidentified credit risk existed, and whether they could be reduced by eliminating or mitigating these risk factors.

The review of these specific credits did reveal 4 total borrowers (including 6 total notes) with outstanding aggregate principal of $16,054 and unused commitments of $7,546 that require follow-up to increase the level of financial statement attestation or conduct a current audit of collateral. Although the detailed credit reviews of all 59 loans noted above having similar risk characteristics to our September 2013 loss is ongoing, the initial review of each borrower in connection with the September 30, 2013 quarterly close did not identify any significant unknown elevated risk factors that would require the credit to be newly classified as an impaired loan at September 30, 2013. In addition, the results of this credit review over the selected loans, while ongoing, resulted in no increase to the provision for loan losses during the quarter ended September 30, 2013. Any significant subsequent review findings or financial impacts identified during the December 2013 quarter will be disclosed in the 2013 Annual Report on Form 10-K.

In addition to actions with the specific borrowers noted above, we are considering lending policy changes as outlined below. Many of these procedures are already utilized on most of our credits as needed but as of September 30, 2013 had not yet been incorporated as part of the written loan policy requirements.

•	Requirement for independent document and credit review upon origination for loans above a certain principal commitment, and, for loans of any significant size, whenever a relationship is being downgraded from a performing loan grade (grades 1 through 4) to the watch grade or lower (grades 5 through 7).

•	Require borrowers to which we make a large loan principal commitment over a certain dollar amount to provide audited financial statements, or, in the case of loans secured by inventory or accounts receivable, periodic collateral audits in lieu of a year-end financial statement if appropriate.

•	In the case of multiple unrelated lenders providing credit secured by inventory or accounts receivable, require all lenders to agree to a combined inter-creditor agreement to coordinate collateral audit activities, loan servicing, and other management functions.

We are also conducting an independent internal review of the timeline and circumstances leading to the $3,340 credit loss recorded during the September 2013 quarter to identify other required credit underwriting, documentation review, periodic collateral audit, or loan monitoring changes to be considered in our lending activities.

We continue to seek recovery of principal associated with the large grain loss although the intended grain commodity collateral represented by federal warehouse receipts was liquidated under the administration of the United States Department of Agriculture for the payment of debts to farmers who had consigned grain to our loan customer and had not yet been paid. In addition, the remaining operating cash from accounts receivable on sale of grain is being sought by several independent banks with competing claims of various documentation quality. Owners and principals of our customer are not expected to have significant remaining personal assets available to their creditors for collection. We expect to pursue a claim under our fidelity or other insurance policies for loss reimbursement, although it is not yet known whether loss coverage will be extended, and if extended, the extent of coverage available. Due to these challenges, extended recovery timeline, and unknowns associated with principal recovery, the entire loan balance of $3,340 was charged off against the allowance for loan losses during the September 2013 quarter. Any future recovery of principal would be recorded as an increase to the allowance for loan losses, which could result in increased income from a reduction to the regular provision for loan losses expense.

Allowance for inherent loan losses provided for performing loans collectively evaluated for impairment were .94% of loan principal outstanding at September 30, 2013, compared to 1.04% at December 31, 2012 and September 30, 2012. Net charge-offs of loan principal were $3,854 and $4,320 during the quarter and nine months ended September 30, 2013, respectively (including $3,340 for the large grain loss in each period). Net charge-offs were $217 and $835 during the quarter and nine months ended September 30, 2012, respectively. Excluding the large grain loss, during the nine months ended September 30, annualized net loan charge offs were .26% and .24% during 2013 and 2012, respectively.

The following table summarizes allowance for loan losses activity:

Table 14: Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Allowance for loan losses at beginning	$7,640	$7,648	$7,431	$7,941

Provision for loan losses	3,340	—	4,015	325
Recoveries on loans previously charged-off	32	4	46	17
Loans charged off	(3,886)	(221)	(4,366)	(852)

Allowance for loan losses at end	$7,126	$7,431	$7,126	$7,431

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Total assets were $705,898 at September 30, 2013 compared to $711,966 at December 31, 2012, down $6,068, or .9%. During the nine months ended September 30, 2013, cash and cash equivalents and investment securities declined $43,924 to fund $21,946 in commercial related loan growth and $16,974 in residential real estate loan growth. Residential mortgage loans increased from a temporary program (discontinued following the June 2013 quarter) to retain 15 year fixed rate fully amortizing mortgages normally sold to the secondary market on the balance sheet to support net interest income growth.

Since December 31, 2012, local deposits declined $22,435 which were replaced by a $19,232 increase in wholesale deposits and FHLB advances. However, local deposits since June 30, 2013 increased $17,431, or 3.7% as the year to date deposit decline is due to seasonal municipal tax deposits held at December 31 which are typically withdrawn during February each year.

During the December 2013 quarter, loan growth is expected to slow while seasonal tax deposits will significantly increase cash and cash equivalents or reduce maturing wholesale funding at December 31, 2013. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $137,313 (19.5% of total assets) at September 30, 2013 compared to $118,081 of assets (16.6% of total assets) at December 31, 2012.

Changes in assets during the three months and nine months September 30, 2013 are described in Table 15 below.

Table 15: Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2013		September 30, 2013
	$	%	$	%

Commercial, industrial and agricultural loans	$12,153	9.3%	$10,763	8.1%
Other assets (various categories)	1,055	3.1%	(1,064)	-2.9%
Residential real estate mortgage and home equity loans	146	0.1%	16,974	12.2%
Investment securities	136	0.1%	(12,157)	-8.4%
Cash and cash equivalents	(559)	-3.2%	(31,767)	-65.0%
Commercial real estate mortgage loans	(1,000)	-0.5%	11,183	5.3%

Total increase (decrease) in assets	$11,931	1.7%	$(6,068)	-0.9%

Changes in net assets during the three months and nine months ended September 30, 2013, impacted funding sources as shown in Table 16 below.

Table 16: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2013		September 30, 2013
	$	%	$	%

Core deposits (including MMDA)	$14,644	3.4%	$(19,415)	-4.2%
Wholesale and national deposits	5,076	8.4%	11,232	20.6%
Retail certificates of deposit > $100	2,787	6.5%	(3,020)	-6.2%
Senior subordinated notes	—	0.0%	(3,000)	-42.9%
Stockholders’ equity	(210)	-0.4%	1,565	2.9%
Other liabilities and debt (various categories)	(1,135)	-7.9%	(1,055)	-7.4%
Other borrowings	(1,231)	-5.7%	(375)	-1.8%
FHLB advances	(8,000)	-12.1%	8,000	16.0%

Total increase (decrease) in liabilities and stockholders' equity	$11,931	1.7%	$(6,068)	-0.9%

Loans Receivable

Table 17: Period-End Loan Composition

	September 30,		September 30,		December 31, 2012
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2013	2012	2013	2012	Dollars	of total

Commercial, industrial and agricultural	$143,396	$138,164	27.3%	28.7%	$132,633	27.3%
Commercial real estate mortgage	220,592	205,936	42.0%	42.9%	209,409	43.0%
Residential real estate mortgage	135,353	108,455	25.8%	22.5%	116,909	24.0%
Residential real estate loans held for sale	824	303	0.2%	0.1%	884	0.2%
Consumer home equity	20,346	22,833	3.9%	4.7%	21,756	4.5%
Consumer and installment	4,312	5,292	0.8%	1.1%	4,715	1.0%

Totals	$524,823	$480,983	100.0%	100.0%	$486,306	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 69% of total loans at September 30, 2013 and 70% of total loans at December 31, 2012. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $28,625 at September 30, 2013, and $43,729 at December 31, 2012 (including loan principal not yet disbursed) and represented 5.4% of total gross loans at September 30, 2013 compared to 8.9% at December 31, 2012. Commercial real estate loans, including disbursed commercial construction and land development loans, were equal to 394% of total common stockholders’ equity at September 30, 2013 compared to 385% of total common stockholders’ equity at December 31, 2012, increasing slightly from the quarterly average of 381% of common equity seen during the year ended December 31, 2012. However, our commercial real estate concentration has declined steadily during the past several years and averaged 406%, 441%, and 477% of common stockholder equity during 2011, 2010, and 2009, respectively. We consider commercial real estate lending to be a core product and expect to maintain a concentration similar to June 30, 2013 throughout the year. Our experience in such lending allows us to minimize credit risk with annual net charge-offs on commercial real estate lending ranging from 0.0% to 0.48% of the average commercial real estate portfolio during the five years ended December 31, 2012. The large grain loss recorded in the September 2013 quarter was not related to our commercial real estate lending activities.

Our markets have traditionally supplied opportunities for loan growth. Purchased loan participations held were $22,439 and $20,601 at September 30, 2013 and December 31, 2012, respectively. Participation loans increased during the June 2013 quarter from origination of a $4,395 loan collateralized by commercial real estate located in North Carolina purchased from another community bank in Wisconsin with whom we have several loan participations. The majority of our purchased loan participations are arrangements with other community banks in Wisconsin who work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At September 30, 2013, only $489 of our loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin.

During the September 2013 quarter, certain large existing commercial line of credit customers began to draw down on their lines of credit for a variety of purposes, reflecting a more positive assessment of the local business climate. Five of our largest commercial lines of credit customers increased their outstanding balance by $10,474 at September 30, 2013 compared to June 30, 2013. Along with these five existing customers, a new line of credit was originated in the September 2013 quarter which added an additional $3,012 of loans receivable at September 30, 2013. All together, these six large commercial line of credit customers maintained principal balances at September 30, 2013 that were $10,026 greater than their average line balance during the past 12 months and were a significant driver of the increase in commercial and industrial lending during the nine months ended September 30, 2013.

Commercial real estate loans increased $8,763 during the quarter ended March 31, 2013 primarily from two new loans secured by nonowner occupied multi-family residential dwellings totaling $4,995, or 57% of the total increase. These loans were with unrelated existing borrowers with whom we have longstanding relationships who successfully operate in the rental housing business. Commercial real estate loans increased $3,420 during the quarter ended June 30, 2013 primarily from the purchased $4,395 participation loan noted previously. During the quarter ended September 30, 2013 commercial real estate loans declined $1,000 from typical pay down activity. During the December 2013 or March 2014 quarters, we do expect a large pay down of commercial real estate loan principal related to a multi-family housing loan totaling $8,396 at September 30, 2013. Due to the credit needs of the borrower, completed new construction projects are typically refinanced with long term fixed rates with another lender upon reaching full occupancy of the project while we retain the ability to finance new construction projects at higher spreads than available on the long-term fixed rate financing.

Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial excess deposits look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and JP Morgan Chase Bank aggressively pursue high credit quality borrowers and have lowered lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during the next several quarters which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support local loan growth, we may continue to increase purchased loan participations from other banks in Wisconsin during 2013 to the extent they are able to price greater lending spreads than our current markets.

During 2012, to support loan growth and invest low yielding liquid cash and cash equivalents, we maintained a program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten with the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during the year ended December 31, 2012. We discontinued this program during the September 2013 quarter but during the nine months ended September 30, 2013, we originated approximately $16.5 million in residential mortgage loans at a 2.69% weighted average interest rate. At September 30, 2013, $39.2 million of total principal under this 2012 and 2013 program remained on the balance sheet at a 2.82% weighted average interest rate. This in-house fixed rate mortgage program contributed to the net increase in residential mortgage loans in Table 17 above. This program was discontinued during the September 2013 quarter as excess liquidity declined, commercial related loan growth was available at favorable pricing, and long term market interest rates and potential interest rate risk increased. Retaining residential mortgage loans on the balance sheet, instead of selling them to the secondary market, increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 70.0% of total assets at September 30, 2013, compared to 72.8% of total assets at December 31, 2012 and 70.8% of total assets at September 30, 2012.

Table 18: Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2013		2012		2012
	$	%	$	%	$	%

Non-interest bearing demand	$92,141	16.6%	$79,201	14.5%	$89,819	15.9%
Interest-bearing demand and savings	167,631	30.2%	166,200	30.3%	185,203	32.8%
Money market deposits	125,508	22.6%	112,816	20.6%	124,501	22.0%
Retail and local time deposits less than $100	57,584	10.4%	64,752	11.8%	62,756	11.1%

Total core deposits	442,864	79.8%	422,969	77.2%	462,279	81.8%
Retail and local time deposits $100 and over	45,686	8.3%	61,353	11.2%	48,706	8.6%
Broker and national time deposits less than $100	542	0.1%	738	0.1%	739	0.1%
Broker and national time deposits $100 and over	65,147	11.8%	62,778	11.5%	53,718	9.5%

Totals	$554,239	100.0%	$547,838	100.0%	$565,442	100.0%

Although we experienced consistent sequential retail time deposit declines that began during the March 2009 quarter and continued through the June 2013 quarter, local certificates of deposit increased $731 during the September 2013 quarter after declining $4,637 during the June 2013 quarter and $4,286 during the March 2013 quarter. During these periods, certificates of deposit at our Marathon branch declined $913 during the September 2013 quarter, $1,416 during the June 2013 quarter, and $2,393 during the March 2013 quarter, totaling $4,722 year to date (58% of the bank wide decline). The primary deposit acquisition strategy employed by Marathon State Bank as an independent bank prior to our June 2012 purchase was to offer higher than market yields paid on certificates of 1 year term or shorter. Due to the weighted average remaining term of Marathon’s certificates at the June 2012 purchase, we expect the pace of Marathon certificate withdrawals to continue to slow during the remainder of 2013.

Certificate balances have also been replaced by higher money market accounts as customers have moved certificate funds into liquid, short-term deposit vehicles as certificate rates locally have moved to very low levels relative to certain non-maturity deposit accounts. Non-maturity deposits at September 30, 2013, including money market funds, increased $27,063, or 7.6%, since September 30, 2012. In a rising environment, balances in non-maturity accounts are likely to shift back into higher yielding time deposits, increasing interest expense and negatively impacting net interest income.

Consistent with the past seven years going back to the March 2006 quarter, elevated December 31 commercial demand and municipal tax deposits withdrawn early in the new year resulted in a net deposit decline when comparing September 30 to the prior December 31 local deposits. During the nine months ended September 30, 2013, local non-maturity deposits declined $14,243 from $7,832 of net withdrawals from seasonal municipal tax deposits and a $6,363 reduction in Rewards Checking interest bearing NOW demand deposits during the year to date period. We discontinued sales of the Rewards Checking product after September 30, 2011.

We originate retail certificates of deposit with local depositors under the CDARS program, in which our customer deposits (with participation of other banks in the CDARS network) are able to obtain levels of FDIC deposit insurance coverage in amounts greater than traditional limits. For purposes of the Period-end Deposit Composition Table above, these certificates are included in retail time deposits $100 and over and totaled $5,493 at September 30, 2013 compared to $8,825 at December 31, 2012. Although classified as retail time deposits $100 and over in the table above, we are required to report these balances as broker deposits on our quarterly regulatory call reports. We also originate certificates of deposit obtained through a national rate listing service and held $9,902 and $3,931 of such deposits at September 30, 2013 and December 31, 2012, respectively. These national certificates are classified with broker deposits in the table above to reflect the volatile nature of such deposits upon maturity.

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

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 9.3%, 7.6%, and 9.2% at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. During the remainder of 2013, we expect to decrease use of brokered and national deposits as seasonal government tax collection deposits increase and loan growth moderates. Beyond the use of brokered and national time deposits, secondary wholesale sources also include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 19: Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2013	2012	2012

Total time deposits $100 and over	$110,833	$124,131	$102,424
Total broker and national deposits	65,689	63,516	54,457
Total retail and local time deposits	103,270	126,105	111,462
Core deposits, including money market deposits	442,864	422,969	462,279

Table 20: September 30, 2013 Change in Deposit Balance since Period Ended:

	September 30, 2012		December 31, 2012
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(13,298)	-10.7%	$8,409	8.2%
Total broker and national deposits	2,173	3.4%	11,232	20.6%
Total retail and local time deposits	(22,835)	-18.1%	(8,192)	-7.3%
Core deposits, including money market deposits	19,895	4.7%	(19,415)	-4.2%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 22 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of September 30, 2013 and December 31, 2012. Currently unused but available funding sources at September 30, 2013 are considered sufficient to fund anticipated asset growth and meet contingency funding needs for the foreseeable future. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 21 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 21: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 22 summarizes the availability of various wholesale funding sources at September 30, 2013, and December 31, 2012.

Table 22: Available but Unused Funding Sources other than Retail Deposits

	September 30, 2013		December 31, 2012
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$—	$28,000	$—
Federal Reserve discount window advances	79,461	—	70,141	—
FHLB advances under blanket mortgage lien	37,148	58,124	38,797	50,124
Repurchase agreements and other FHLB advances	29,183	20,353	44,634	20,728
Wholesale and national deposits	75,491	65,689	87,936	54,457
Holding company secured line of credit	3,000	—	3,000	—

Totals	$252,283	$144,166	$272,508	$125,309

Funding as a percent of total assets	35.7%	20.4%	38.3%	17.6%
Percentage of gross available funding used at period-end		36.4%		31.5%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

September 30, 2013 compared to December 31, 2012

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. The annualized interest rate applicable to federal funds purchased from Bankers’ Bank is approximately .65%. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 12% at September 30, 2013, and 13% at December 31, 2012, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. Since 2011, the annualized interest rate applicable to Discount Window advances is .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $79,461 and $70,141 at September 30, 2013 and December 31, 2012, respectively, based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the nine months ended September 30, 2013 or 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $3,594 capital stock investment, total FHLB advances in excess of $71,880 require us to purchase additional FHLB stock equal to 5% of the advance amount. At September 30, 2013, $13,756 of additional FHLB advances were available on the blanket lien without the purchase of additional FHLB capital stock. Further advances of the remaining $23,392 on the blanket lien available at September 30, 2013 would have required us to purchase additional FHLB stock totaling $1,170. FHLB stock currently pays an annualized dividend of .30% on new stock purchases with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we are subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at September 30, 2013 and December 31, 2012. The FHLB also conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under the collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at September 30, 2013 or December 31, 2012.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At September 30, 2013, $13,500 of our repurchase agreements include a wholesale agreements with a correspondent bank and $5,353 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2012, $13,500 of our repurchase agreements include a wholesale agreement with a correspondent bank and $7,228 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At September 30, 2013, $29,183 of additional FHLB advances were available based on pledging of securities if an additional $1,459 of member capital stock were purchased. At December 31, 2012, $44,634 of additional FHLB advances were available based on pledging of securities if an additional $2,232 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and consistent earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered and national deposits to 20% of total assets, which gave availability of $75,491 at September 30, 2013 and $87,936 at December 31, 2012. Brokered and national certificates were 9.3% and 7.6% of assets at September 30, 2013 and December 31, 2012, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. In addition, we may increase our usage of brokered certificates of deposit in coming quarters to fund new loan growth to the extent this growth is not supported by local deposits.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency holding company liquidity source at September 30, 2013 and December 31, 2012. No amounts were drawn on the line at September 30, 2013 or December 31, 2012. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, bank losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company current has approximately $1,547 of financing principal and interest payments due per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At September 30, 2013 and December 31, 2012, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2013.

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

No Risk Level triggers were exceeded at September 30, 2013 or December 31, 2012 and no liquidity stress levels were considered to exist in either quarterly period.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 9.4% and 14.4% at September 30, 2013 and December 31, 2012, respectively. Basic surplus decreased significantly during the nine months ended September 30, 2013 as excess cash and cash equivalent funds, including municipal and commercial customer seasonal funds held at December 31, 2012, while FHLB advances were used to fund a portion of the deposit decline. The basic surplus ratio was 10.5% at March 31, 2013, 9.3% at June 30, 2013, and 9.4% at September 30, 2013. We expect the basic surplus ratio to increase at December 31, 2013 due to receipt of tax related municipal deposits.

CAPITAL RESOURCES

During the nine months ended September 30, 2013, stockholders’ equity increased $1,565 primarily from $3,183 of net income less $644 of dividends declared and further offset by a $962 reduction in unrealized gains on fixed rate securities as national interest rates increased in response to expected actions by the Board of Governors of the Federal Reserve if national economic conditions improve. During the nine months ended September 30, 2013, PSB repurchased 10,030 shares of treasury stock on the open market at an average price of $26.78 per share. During the nine months ended September 30, 2012, 200 shares of common stock were repurchased at an average price of $23.25 per share. Net book value increased to $33.92 per share at September 30, 2013, compared to $32.93 per share at December 31, 2012, an increase of 3.0%. PSB’s equity to assets ratio increased to 7.93% at September 30, 2013 compared to 7.65% at December 31, 2012 due to increased retained earnings and a .9% reduction in assets during the past nine months. However, the equity to assets ratio continues to be less than 8.49% at March 31, 2012 prior to the purchase of Marathon in the June 2012 quarter using existing cash on hand without the issuance of new common stock.

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

For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2013 and December 31, 2012, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 23 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

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

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income represented approximately $.52, or 1.5% of total net book value per share at September 30, 2013 compared to $1.10, or 3.3% of total net book value per share at December 31, 2012. The decline in market interest rates since September 30, 2008 through March 31, 2013 originally increased the fair value of the fixed rate debt securities held in our investment portfolio and classified as available for sale, which is recorded as an increase to equity. Beginning in the June 2013 quarter, market rates increased, which reduced unrealized gains on securities available for sale and net book value. In addition, we expect the unrealized gain on securities to continue to decline during 2013 as maturing security proceeds are reinvested into lower market rates. In addition, if market rates increase further in the future, existing unrealized gains on our fixed rate investment portfolio would decline, negatively impacting net book value per share.

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

Table 23: Capital Ratios – PSB Holdings, Inc. – Consolidated

	September 30,		December 31,
(dollars in thousands)	2013	2012	2012

Stockholders’ equity	$56,012	$53,795	$54,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(166)	(109)	(123)
Accumulated other comprehensive (income) loss	(561)	(1,564)	(1,394)

Tier 1 regulatory capital	62,785	59,622	60,430
Senior subordinated notes	—	7,000	7,000
Allowance for loan losses	6,352	6,201	6,206

Total regulatory capital	$69,137	$72,823	$73,636

Quarterly average tangible assets (as defined by current regulations)	$694,329	694,951	$689,974

Risk-weighted assets (as defined by current regulations)	$507,648	$494,848	$495,287

Tier 1 capital to average tangible assets (leverage ratio)	9.04%	8.58%	8.76%
Tier 1 capital to risk-weighted assets	12.37%	12.05%	12.20%
Total capital to risk-weighted assets	13.62%	14.72%	14.87%

Table 24: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.51%	9.60%	9.35%
Tier 1 capital to risk-weighted assets	13.03%	12.49%	13.11%
Total capital to risk-weighted assets	14.28%	13.75%	14.36%

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

Table: 25: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2013	2013	2013	2012	2012

Total nonperforming assets	$10,285	$11,050	$11,926	$12,454	$17,191

Total stockholders’ equity	$56,012	$56,222	$55,706	$54,447	$53,795
Less: Mortgage servicing rights, net (intangible assets)	(1,662)	(1,604)	(1,443)	(1,233)	(1,091)
Add: Allowance for loan losses	7,126	7,640	7,434	7,431	7,431

Total tangible common stockholders’ equity and reserves	$61,476	$62,258	$61,697	$60,645	$60,135

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	16.73%	17.75%	19.33%	20.54%	28.59%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to November 2008. This impacts $29,217, or 11%, of serviced loans at September 30, 2013 compared to $36,023, or 13%, at December 31, 2012. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market is experiencing home value declines that are similar to the state of Wisconsin as a whole, but these declines are moderate when compared to other states in the country. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program.

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

Ten years after the original pool master commitment date, the FHLB First Loss Account and our Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. The impact of the reset could increase the risk of incurring a credit enhancement loss above the FHLB First Loss Account. These factors are further reset every subsequent five years until the pool is repaid. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for June 30, 2015.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Minimum risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $862 at September 30, 2013 and $1,859 at December 31, 2012. The amount required for capital adequacy declined during the September 2013 quarter due to a reset of the First Loss Account and our required credit enhancement on the remaining loan balances. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 26.

We also offer a commercial lending product that allows certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Note 9 of the Notes to Consolidated Financial Statements for details on the program. There were $14,488 and $14,979 in interest rate swaps with customers outstanding under the program at September 30, 2013 and December 31, 2012, respectively.

Residential Mortgage Loan Servicing

We service $270,407 and $269,554 of residential real estate loans which have been sold to the FHLB and FNMA at September 30, 2013 and December 31, 2012, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately underwritten loans for any number of underwriting violations. We incurred losses due to underwriting violations totaling $28 and $38 during the years ended December 31, 2012 and 2011, respectively, due to failure to obtain private mortgage insurance when required. During the nine months ended September 30, 2013, we recorded a provision for serviced mortgage loan recourse liability of $204 which decreased mortgage banking income during the period ($203 was recorded during the quarter ended March 31, 2013). A recourse loss of $126 was charged against the liability during the nine months ended September 30, 2013 due to foreclosure losses on a mortgage sold to the FHLB that was determined to have been improperly underwritten. Loans originated by this former employee were reviewed and the situation is believed to be isolated, although a $78 recourse liability continued to be maintained at September 30, 2013. No recourse liability was maintained at December 31, 2012.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of September 30, 2013 and December 31, 2012.

Table 26: Residential Mortgage Loans Serviced for Others as of September 30, 2013 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$9,053	192	5.38%	125	$94	$291	$21	0.23%
FHLB MPF 125	20,164	235	5.75%	79	855	1,302	78	0.39%
FHLB XTRA	187,174	1,473	3.75%	25	n/a	n/a	1,145	0.61%
FNMA	54,016	367	3.50%	15	n/a	n/a	418	0.77%

Totals	$270,407	2,267	3.90%	30	$949	$1,593	$1,662	0.61%

Table 27: Residential Mortgage Loans Serviced for Others as of December 31, 2012 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$12,328	247	5.38%	116	$94	$291	$21	0.17%
FHLB MPF 125	23,695	272	5.75%	74	1,851	1,474	66	0.28%
FHLB XTRA	194,710	1,507	3.88%	21	n/a	n/a	909	0.47%
FNMA	38,821	274	3.44%	13	n/a	n/a	237	0.61%

Totals	$269,554	2,300	4.05%	29	$1,945	$1,765	$1,233	0.46%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

July 2013	—	$—	—	—
August 2013	—	—	—	—
September 2013	—	—	—	—

Quarterly totals	—	$—	—	—

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB HOLDINGS, INC.

November 14, 2013	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2013

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

-66-