Form 10-K
period 2013-12-31
PSB HOLDINGS INC /WI/
filed 2014-03-17
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  ☐          No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013, was approximately $44,660,000. For purposes of this calculation, the registrant has assumed its directors, executive officers, and employee 401(k) profit-sharing plan are affiliates. As of March 17, 2014, 1,658,157 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 17, 2014 (to the extent specified herein): Part III

FORM 10-K

PSB HOLDINGS, INC.

i

PART I

Item 1.	BUSINESS.

Business Operations and Products

PSB Holdings, Inc. (“PSB”) owns and operates Peoples State Bank (“Peoples”), a commercial community bank formed in 1962 and headquartered in Wausau, Wisconsin. For 51 years, Peoples has sought to meet the financial needs of local business owners and their families for the betterment of our communities by providing a wide range of beneficial products delivered with fair prices and integrity. Through its 130 full time employees, Peoples serves approximately 16,000 retail households and commercial businesses with our north central Wisconsin network of eight full service locations including five in the greater Wausau, Wisconsin area, and locations in Rhinelander, Minocqua, and Eagle River, Wisconsin. PSB held $712 million in total assets at December 31, 2013 and maintained the second highest deposit market share in Marathon County, Wisconsin. Following the spring 2014 consummation of the recently announced agreement to purchase the Rhinelander, Wisconsin branch of The Baraboo National Bank, PSB will also hold the second highest deposit market share in Oneida County, Wisconsin.

We operate as a local community bank, but offer virtually the same products as larger regional banks. We are engaged in general commercial and retail banking and serve individuals, businesses, and governmental units. We offer most forms of commercial lending, including lines and letters of credit, secured and unsecured term loans, equipment and lease financing, and commercial mortgage lending. Commercial customers may use available cash management, lockbox, and merchant banking products, including tools to protect deposit accounts against fraud and facilitate on-site electronic commercial deposits. In addition, we provide a full range of personal banking services, including checking accounts, savings and time deposit accounts, a local network of automated teller machines, online computer banking, mobile banking, credit and debit cards, installment and other personal loans, as well as long-term fixed rate mortgage loans. New services are regularly added to our commercial and retail banking product line-ups. In addition to these traditional banking products, we offer brokerage and financial advisory services including the sale of annuities, mutual funds, other investments, and retirement financial planning consultation services to our customers and the general public. We recognize many opportunities for continued growth in products, customers, assets, and profits both within north central Wisconsin and nearby markets.

Commercial-related loans represent our largest type of asset and approximately 69% of our gross loans receivable. Our typical commercial customers are local small to medium sized business owners with annual sales of less than $50 million. We provide a growing suite of deposit and cash management products in addition to meeting customer credit needs. We build customer relationships on a frequent face to face basis and deliver value by providing capital and liquidity management advice and recommendations specific to our customers’ businesses. Since inception, we have maintained low loan loss ratios through conservative lending practices, emphasis on knowing our customer by establishing deep relationships with each of them, and maintaining focus on serving communities with which we are familiar.

Peoples has a long tradition of strong retail banking products. This emphasis has allowed us to be a leader in local residential real estate lending consistently resulting in number one or number two market share based on mortgage filings. The majority of our residential real estate loans are sold on the secondary market with servicing rights retained. We also maintain a diversified portfolio of local core deposits, including noninterest bearing deposits, savings and retail time deposits less than $100,000, and money market deposits, which make up approximately 82% of total deposits and 67% of total assets. We believe the combination of competitively priced residential mortgage financing and low cost transactional deposit accounts builds a profitable core retail customer base with ongoing growth potential.

We meet the needs of customers with an emphasis on customer service, flexibility, and local decision making. Customers and prospects are identified and served on a face to face basis through relationships directly with bank staff. Virtually all of our customers live or work or have relationships with those within our bank’s primary market area in north central Wisconsin. Our employees are substantial participants in community activities, averaging over 40 hours of community service per employee during 2013, for the betterment of our market area.

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

Our relative size (compared to other area community banks, thrifts, and credit unions) allows us to offer a wide array of financial service products. Although we are larger than a typical community bank, traditional community bank customer service and flexibility differentiate us from larger financial service providers. Therefore, we can offer better service to customers disenfranchised by poor service received from larger banks, higher-cost retail deposit products, and the perception of government “bailouts” provided to larger banks, while allowing customers to continue their practice of one-stop shopping and local service support. We can compete against smaller local community banks and credit unions by continuing the same level of service these customers expect while providing them an expanded and competitively priced product lineup due in part to economies of scale and access to wholesale funding sources and capital at comparatively lower cost.

Based on publicly available deposit market share information as of June 30, 2013, the following is a list of the largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors. The Wausau-Marathon County, Wisconsin MSA is our largest market in which we have the second largest market share. As in most Wisconsin communities, BMO Harris Bank holds the largest market share and represents the greatest opportunity to increase deposits from competitors.

	June 30, 2013			June 30, 2012
	Deposit $’s	Market		Deposit $’s	Market
	($000s)	Share		($000s)	Share

Marathon County, Wisconsin			Marathon County, Wisconsin

BMO Harris Bank	$513,500	18.2%	BMO Harris Bank	$546,879	19.0%
Peoples State Bank (2nd of 23)	444,520	15.8%	Peoples State Bank (2nd of 24)	475,159	16.5%
River Valley Bank	323,611	11.5%	Associated Bank	323,536	11.3%
Associated Bank	316,222	11.2%	River Valley Bank	309,420	10.8%
All other FDIC insured institutions	1,217,836	43.3%	All other FDIC insured institutions	1,216,370	42.4%
Totals	$2,815,689	100.0%	Totals	$2,871,364	100.0%

Oneida County, Wisconsin			Oneida County, Wisconsin

BMO Harris Bank	$166,335	24.8%	BMO Harris Bank	$223,201	30.1%
Peoples State Bank (2nd of 8)*	116,497	17.4%	Associated Bank	105,122	14.2%
Associated Bank	107,428	15.9%	Firstmerit Bank	83,317	11.3%
River Valley Bank	85,602	12.8%	Peoples State Bank (5th of 9)	72,379	9.8%
All other FDIC insured institutions	195,375	29.1%	All other FDIC insured institutions	256,494	34.6%
Totals	$671,237	100.0%	Totals	$740,513	100.0%

Vilas County, Wisconsin			Vilas County, Wisconsin

BMO Harris Bank	$96,973	22.9%	BMO Harris Bank	$108,743	24.5%
First National Bank of Eagle River	85,317	20.2%	First National Bank of Eagle River	91,471	20.6%
Headwaters State Bank	55,580	13.2%	Headwaters State Bank	56,275	12.7%
Peoples State Bank (7th of 10)	19,467	4.6%	Peoples State Bank (8th of 10)	16,796	3.8%
All other FDIC insured institutions	165,482	39.1%	All other FDIC insured institutions	170,122	38.4%
Totals	$422,819	100.0%	Totals	$443,407	100.0%

*For the purpose of this table, Peoples State Bank deposits in Oneida County, Wisconsin also include $45,949 in deposits of The Baraboo National Bank that are under agreement to be purchased by Peoples State Bank during 2014.

Our primary source of income is loan interest income earned on commercial and residential loans made to local customers, which together represented a range of approximately 66% to 70% of our gross revenue during the past three years. We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income which is reported as mortgage banking income. Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income. Deposits raised from local customers provide the most significant source of funding to provide loans and credit products to customers. Loan product sales in excess of local deposit growth are supplemented by wholesale and national funding such as brokered deposits, FHLB advances, and repurchase agreements. We do not have a dependence on any major customers. The primary sources of revenue are outlined below:

	2013		2012		2011
Revenue source	$	% of revenue	$	% of revenue	$	% of revenue

Interest on commercial related loans	$15,767	48.6%	$16,253	48.1%	$17,684	52.5%
Interest on residential mortgage loans	6,532	20.2%	6,172	18.3%	5,912	17.6%
Interest on securities	3,609	11.1%	3,695	10.9%	3,762	11.2%
Mortgage banking	1,591	4.9%	1,795	5.3%	1,373	4.1%
Service fees and charges	1,580	4.9%	1,648	4.9%	1,632	4.8%
All other revenue	1,608	5.0%	1,628	4.8%	1,741	5.1%
Investment and insurance sales	944	2.9%	736	2.2%	631	1.9%
Loan fees	522	1.6%	724	2.1%	592	1.8%
Interest on consumer loans	305	0.9%	310	0.9%	292	0.9%
Gain on sale of securities	12	0.0%	—	0.0%	32	0.1%
Gain on bargain purchase	—	0.0%	851	2.5%	—	0.0%
Loss on sale of credit card loan principal	(31)	-0.1%	—	0.0%	—	0.0%

Total gross revenue	$32,439	100.0%	$33,812	100.0%	$33,651	100.0%

During 2012, we acquired Marathon State Bank (“Marathon”) and combined it with our existing Peoples’ branch located in Marathon City, Wisconsin. The acquisition of Marathon was our first “whole bank” purchase and our first merger and acquisition activity. Historically, we had pursued a market expansion plan that included de novo (start-up) branching into adjacent market areas. Full-service bank de novo branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin, during 2001 through 2005, in part to expand our market area into northern Wisconsin. During those periods, we believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers. No new branch locations have been opened since 2005. As noted previously, we have an agreement to purchase the Rhinelander, Wisconsin branch of The Baraboo National Bank, which we anticipate will close in early spring 2014. This transaction will add approximately $44 million in deposits and approximately $22 million in performing loans. We intend to pursue opportunities to acquire additional bank subsidiaries or banking offices in new or adjacent markets so that, at any time, we may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks. We also actively search for key sales personnel in new or adjacent markets which would permit us to open a de novo lending operation or branch location to generate new market growth.

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

Organizational Structure

Our organizational structure is commonly referred to as a “one bank holding company.” PSB was formed in a 1995 tax-free reorganization and is the 100% owner of Peoples State Bank, its only significant subsidiary. This holding company structure permits more active market-based trading of the banking operation’s common stock as well as providing various vehicles in which to obtain equity capital to inject into the bank subsidiary. To facilitate the issuance of junior subordinated debentures in connection with a pooled trust preferred capital issue during 2005, the holding company also owns common stock in PSB Holdings Statutory Trust I. The holding company has no significant revenue producing activities other than ownership of Peoples State Bank.

Since its formation in 1962, all day to day revenue and expense producing activities are conducted by Peoples State Bank. Peoples employs a wholly owned Nevada subsidiary, PSB Investments, Inc., to hold and manage virtually all of the Bank’s investment securities portfolio including the activities of pledging securities against customer deposits and repurchase agreements as needed.

All of our products and services are directly or indirectly related to the business of community banking and all of our activity is reported as one segment of operations. Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations. We maintain a traditional retail and commercial banking business model and do not regularly employ or sell stand-alone derivative instruments to hedge our cash flow and fair value risks. As of March 1, 2014, we operated with 130 full-time equivalent (“FTE”) employees, including 17 FTE employed on a part time basis. As is common in the banking industry, none of our employees is covered by a collective bargaining agreement.

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

Support of Subsidiary Institutions

Under Federal Reserve policy, PSB is required to act as a source of financial strength for Peoples and to commit resources to support Peoples. This support may be required at times when, without this Federal Reserve policy, PSB might not be inclined to provide it. In addition, any capital loans made by PSB to Peoples will be repaid only after Peoples’ deposits and various other obligations are repaid in full. In the unlikely event of its bankruptcy, any commitment that PSB gives to a bank regulatory agency to maintain the capital of Peoples will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law with sweeping federal legislation addressing accounting, corporate governance, and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided new federal corporate whistleblower protection.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act for companies with non-affiliated public float under $75 million. Section 404(b) is the requirement to have an independent accounting firm audit and attest to the effectiveness of a company’s internal controls. As PSB does not exceed the public float threshold described above, there are no additional costs anticipated for complying with Section 404(b) in 2014.

The Dodd-Frank Act of 2010

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

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including Peoples, and a “scorecard” calculation for large institutions. The FDIC adopted rules, effective April 1, 2011, redefining the assessment base and adjusting the assessment rates. Previously, the assessment base was domestic deposits; the new rule uses an assessment base of average consolidated total assets minus tangible equity, which is defined as Tier 1 Capital. Under the current rules, institutions assigned to the lowest risk category must pay an annual assessment rate now ranging between 2.5 and 9 cents per $100 of the assessment base. For institutions assigned to higher risk categories, assessment rates now range from 9 to 45 cents per $100 of the assessment base. These ranges reflect a possible downward adjustment for unsecured debt outstanding and, in the case of institutions outside the lowest risk category, possible upward adjustments for brokered deposits.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and these assessments will continue until the FICO issued debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Allowance for Loan Losses (“ALLL”)

The ALLL represents one of the most significant estimates in Peoples’ financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan losses. “The Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP,the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL at a level appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis — Critical Accounting Policies.”

Commercial Real Estate Lending

On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or
•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

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

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the Bureau issued a final rule on January 10, 2013 (effective on January 10, 2014) amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher priced” (e.g. subprime loans) are given a safe harbor of compliance. Peoples is predominantly an originator of compliant qualified mortgages.

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

Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. Refer to Note 20 of the Notes to Consolidated Financial Statements for information on our current regulatory capital ratios at December 31, 2013.

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

Through a provision known as “The Collins Amendment,” the Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital for all such capital instruments issued on or after May 19, 2010. However, securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as PSB, are “grandfathered” and therefore not subject to these required capital deductions. Finally, bank holding companies subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement as in effect on May 19, 2010 — generally, holding companies with less than $500 million in consolidated assets — are exempt from the trust preferred treatment changes required by the Dodd-Frank Act.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations as required by the Dodd-Frank Act. The new rules are effective for us on January 1, 2015 and include increases to the minimum regulatory capital ratios and introduction of a capital “buffer”. In addition, the definition of capital included in determination of regulatory capital ratios was changed. Lastly, the standardized approach for risk weighting assets was changed which increased the risk weights on certain higher risk assets, effectively requiring greater minimum levels of capital for those assets. The more significant changes impacting our regulatory capital ratios under the final rule include:

•	A new common equity to risk weighted assets Tier 1 capital ratio was introduced with a minimum ratio of 4.5% for capital adequacy. In general, common equity includes that represented by common stock and surplus and retained earnings less the majority of regulatory capital deductions.
•	The minimum for capital adequacy was increased for the Tier 1 to risk weighted assets ratio, from 4% to 6%.
•	A new “capital conservation buffer” equal to 2.5% of risk weighted assets above the minimum capital ratios for capital adequacy must now be considered before payment of certain executive compensation or distributions to shareholders or stock repurchases are allowed. The amount of payout as a percentage of eligible retained income based on the amount of the capital conservation buffer is shown in the table below:
Capital Conservation Buffer	Maximum Payout % of Eligible Retained Income

Less than or = .625%	0%
Less than or = 1.25% and greater than .625%	20%
Less than or = 1.875% and greater than 1.25%	40%
Less than or = 2.50% and greater than 1.875%	60%
Greater than 2.5%	no payment limit applies

•	Mortgage servicing rights and deferred tax assets are subject to more stringent limits and a 250% risk weighting.
•	Delinquent loans and certain “high volatility” commercial real estate development loans are subject to a 150% risk weighting (up from 100% weighting previously).
•	Unused commercial lines of credit or other commitments with an original maturity of one year or less are now subject to a 20% risk weighting (up from 0% risk weighting previously).

Our expected impact of the new regulatory capital framework is to increase risk weighted assets primarily from increased capital needs for past due asset exposures and unused loan commitments. Because we manage regulatory capital levels to remain above those to be considered well capitalized (rather than to simply to remain above those for capital adequacy) and because we intend to continue our historical cash dividend payments, our regulatory capital minimums, including the new capital conservation buffer, effectively become 7.0% minimum for common equity Tier 1 capital ratio (a new ratio), 6.5% for the Tier 1 leverage ratio (up from 5.0%), 8.5% for the Tier 1 risk weighted capital ratio (up from 6.0%), and 10.5% for the Tier 2 total risk weighted capital ratio (up from 10.0%). We continue to research the specific impacts on our regulatory capital levels and operations due to these changes but expect to remain significantly above these new ratios upon implementation on January 1, 2015.

Another significant new requirement originating from these new capital rules is that capital “stress testing” will be required for all banking organizations, including PSB, with the level and complexity of analysis varying significantly based on asset size. For community banks such as PSB with total assets under $10 billion, stress testing must be conducted annually although specific timing, due dates, and disclosure of findings are still to be determined by regulation. The stress test must consider capital impacts over a two year planning horizon and estimate loan losses under stress scenarios with estimated impacts on earnings. Results of stress test scenarios could also impact our ability to pay shareholder dividends or conduct share repurchases even if regulatory capital levels were currently above well capitalized minimums and the capital conservation buffer.

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

Payment of Dividends

PSB is a legal entity separate and distinct from Peoples. The principal source of PSB’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Peoples State Bank pays to PSB as Peoples State Bank’s sole shareholder. Statutory and regulatory limitations apply to Peoples’ payment of dividends to PSB as well as to PSB’s payment of dividends to its shareholders. If, in the opinion of the FDIC or WDFI, Peoples State bank was engaged in or about to engage in an unsafe or unsound practice, the WDFI or FDIC could require that Peoples stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level, would be an unsafe and unsound banking practice. In addition, as noted previously, new capital rules effective January 1, 2015 would prevent us from paying any cash dividends if regulatory capital ratios do not maintain at least some portion of the 2.5% capital conservation buffer above those minimum ratios required to be considered adequately capitalized.

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

As noted previously, new rules effective January 1, 2015 will also limit certain executive compensation involving discretionary bonus payments if regulatory capital ratios do not maintain at least some portion of the 2.5% capital conservation buffer above those minimum ratios required to be considered adequately capitalized.

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

Peoples was a participant in the TLGP Program within the Transaction Account Guarantee (“TAG”) Program of TLGP and continued participation in the Program through December 31, 2012 as required by Dodd-Frank. The TAG program expired following December 31, 2012. Under the program, customers in noninterest bearing demand accounts were fully 100% guaranteed against loss by the FDIC.

In December 2010, the U.S. Treasury introduced a new small bank capital program known as the “Small Business Lending Fund (SBLF)” established by the Small Business Jobs Act with funding up to $30 billion in an effort to spur small business lending. Under the program, only available to well performing banks less than $10 billion in assets such as Peoples, banks may issue preferred stock to the U.S. Treasury with a variable dividend rate that could later be fixed as low as 1% depending on the level of small business lending growth during the first 10 quarters following issuance of the preferred stock. The preferred stock dividend later resets to 9% on the 4 ½ year anniversary of the preferred stock issue until repaid. Although our application for SBLF capital was approved by the Treasury, we declined participation in the program due to low projected local loan growth demand and significant limitations on use of the SBLF capital for purposes other than small business loan growth.

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

We operate in a challenging and uncertain economic environment, including generally uncertain national conditions and slow local conditions in our primary markets. Financial institutions continue to be affected by depressed valuations in real estate markets and community banks are faced with constrained financial and capital markets. While we take steps to decrease and limit our exposure to certain types of loans secured by commercial real estate collateral, we nonetheless retain direct exposure to the real estate markets, and are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2013, approximately 46% of our loans were secured by commercial-based real estate and 36% of our loans receivable were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, within our markets will continue to adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably. The Dodd-Frank Act was enacted on July 21, 2010. The full implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations, and the underlying value of our stock. New regulatory capital rules called for by Dodd-Frank become effective for us on January 1, 2015 and are expected to decrease our regulatory capital ratios upon implementation, which could impact our ability to grow via merger and acquisition activities. The full effect of this legislation will not be even reasonably certain until all implementing regulations are promulgated, which could take several years in some cases.

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

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. If there is a substantial increase in interest rates, our investment portfolio is at risk of experiencing price declines that may negatively impact our total capital position through changes in other comprehensive income. During a rising rate period, it is likely our funding costs would reprice to new rates more quickly than our fixed rate loan portfolio. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

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

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to stockholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments received on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, such as the turmoil faced by banking organizations in the domestic and worldwide credit markets during 2008 through 2010. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

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

We compete with these institutions both in attracting depositors and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, much larger financial institutions. While we believe we can successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as compared to large national or regional banks as a result of our smaller size and lack of geographic diversification.

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

On October 19, 2010, the FDIC adopted a Deposit Insurance Fund (“DIF”) Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to a change in our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

We may need to raise additional capital in the future for several factors, including through the increased minimum capital thresholds effective January 1, 2015 established by our regulators as part of their implementation of the Dodd-Frank Act, but that capital may not be available when it is needed or may be dilutive to our shareholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing the Dodd-Frank Act capital standards require financial institutions to maintain higher minimum capital rations and place a greater emphasis on common equity as a component of Tier 1 capital. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of volatility occur, our ability to raise additional capital may be disrupted. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership. In addition, the issuance of additional shares of our equity securities under these adverse conditions would dilute the economic ownership interest of our common shareholders.

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

During recent years, the banking industry has seen a large increase in deposits as consumers sought to increase liquidity and reduce investment risk. When consumer confidence in the economy grows, it is likely much of these increased deposits will be withdrawn for reinvestment in equity securities or for purchase of increased goods and services supported by a stronger economy, reducing our liquidity or increasing our deposit costs.

We may lose fee income and deposits if a significant portion of consumers decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. In addition, regulation now allows retail merchants to accept payment on in-store debit or credit cards in an effort to reduce bank interchange income. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from investment of those deposits.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people can be intense and we may not be able to hire or retain the people we want or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, customer contacts, technical knowledge, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Holders of our subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures, as well as senior subordinated notes. As of December 31, 2013, we had outstanding trust preferred securities and associated junior subordinated debentures with aggregate principal of $7.7 million, senior subordinated notes of $4 million, and a correspondent bank term senior note of $1.5 million.

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

Our administrative offices are housed in the same building as Peoples State Bank’s primary customer service location at 1905 Stewart Avenue in Wausau, Wisconsin, which was constructed in 2004. Our other Wisconsin branch locations, in the order they were purchased or opened for business, include Rib Mountain, Wausau (Eastside), Eagle River (in the Trig’s grocery store), Rhinelander, Minocqua, Weston, and Marathon City. The branch in the Trig’s grocery store occupies leased space within the supermarket designed for community banking operations. We own the other seven locations without encumbrance, and these locations are occupied solely by us and are suitable for current operations.

Based on information filed with regulators by other banking organizations headquartered in Wisconsin with at least $100 million in total assets, the average age of our banking facilities is comparable with other banks. In addition, our average revenues and number of accounts per branch are similar to the state average, giving us adequate capacity for organic growth within existing markets reducing the need for significant further investment in existing facilities.

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

Market

PSB common stock bid and ask prices are quoted on the OTC Markets Exchange and the OTC Bulletin Board under the stock symbol “PSBQ.” There is no active established public trading market in our common stock and transactions in the stock are limited and sporadic. Approximately 7% of average shares outstanding traded during 2013 compared to 10% during 2012 and 5% during 2011.

To preserve existing capital for growth, merger and acquisition activities, and new regulation which increases regulatory capital requirements, we do not regularly repurchase our shares of common stock on the open market. During 2013, we repurchased 10,030 shares of our common stock (0.6% of total average shares outstanding) at an average cost of $26.78 per share. During 2012, we repurchased 10,210 shares of our common stock at an average cost of $25.68 per share. We repurchased no common shares during 2011.

Holders

As of December 31, 2013, there were 814 holders of record of our common stock. Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We have paid regular and increasing dividends since our inception in 1995. We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors. The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary. When declared, dividends are paid to all stockholders, including employees holding shares of unvested restricted stock as described in Item 8, Note 19 of the Notes to Consolidated Financial Statements. Payment of dividends by Peoples State Bank to PSB Holdings, Inc. is subject to various limitations under banking laws and regulations. To maintain regulatory capital ratios above the minimums to be considered “well capitalized”, the maximum amount of dividends that could have been paid by Peoples State Bank at December 31, 2013, was approximately $22 million. Furthermore, any Bank dividend distributions to PSB above customary or historical levels are subject to approval by the FDIC, the Bank’s primary federal regulator, and the Wisconsin Department of Financial Institutions, the Bank’s state regulator.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2013 Prices			2012 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$28.10	$25.25	$—	$24.29	$21.67	$—
2nd	$29.60	$27.80	$0.39	$26.19	$23.81	$0.36
3rd	$31.50	$29.40	$—	$28.75	$24.11	$—
4th	$31.00	$29.75	$0.39	$27.55	$25.25	$0.38

Prices detailed for the common stock represent the bid prices reported on the OTC Markets Exchange. The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.	SELECTED FINANCIAL DATA.

Table 1: Earnings Summary and Selected Financial Data (dollars in thousands, except per share data)

Consolidated summary of earnings:
Years ended December 31,	2013	2012	2011	2010	2009

Total interest income	$26,816	$27,244	$28,314	$29,665	$29,407
Total interest expense	5,511	7,091	8,757	10,566	12,456

Net interest income	21,305	20,153	19,557	19,099	16,951
Provision for loan losses	4,015	785	1,390	1,795	3,700

Net interest income after loan loss provision	17,290	19,368	18,167	17,304	13,251
Total noninterest income	5,623	6,568	5,337	5,363	5,576
Total noninterest expense	16,506	17,392	15,778	15,925	14,829

Net income before income taxes	6,407	8,544	7,726	6,742	3,998
Provision for income taxes	1,663	2,535	2,421	1,988	882

Net income	$4,744	$6,009	$5,305	$4,754	$3,116

Consolidated summary balance sheets:
As of December 31,	2013	2012	2011	2010	2009

Cash and cash equivalents	$31,522	$48,847	$38,205	$40,331	$26,337
Securities	133,279	145,209	108,677	108,379	106,185
Total loans receivable, net of allowance	509,880	477,991	437,557	431,801	437,633
Premises and equipment, net	9,669	10,240	9,928	10,464	10,283
Cash surrender value of life insurance	12,826	11,813	11,406	10,899	10,489
Other assets	14,365	17,866	17,094	19,219	15,927

Total assets	$711,541	$711,966	$622,867	$621,093	$606,854

Total deposits	$577,514	$565,442	$481,509	$465,257	$458,731
FHLB advances	38,049	50,124	50,124	57,434	58,159
Other borrowings	20,441	20,728	19,691	31,511	28,410
Senior subordinated notes	4,000	7,000	7,000	7,000	7,000
Junior subordinated debentures	7,732	7,732	7,732	7,732	7,732
Other liabilities	7,052	6,493	6,449	5,469	4,552
Stockholders’ equity	56,753	54,447	50,362	46,690	42,270

Total liabilities and stockholders’ equity	$711,541	$711,966	$622,867	$621,093	$606,854

Performance ratios:	2013	2012	2011	2010	2009

Basic and diluted earnings per share	$2.87	$3.61	$3.21	$2.89	$1.90
Common dividends declared per share	$0.78	$0.74	$0.71	$0.69	$0.67
Dividend payout ratio	27.17%	20.75%	22.02%	23.73%	35.17%
Tangible net book value per share at year-end	$34.36	$32.93	$30.44	$28.43	$25.82
Average common shares outstanding	1,652,700	1,663,147	1,652,861	1,642,469	1,637,249

Return on average stockholders’ equity	8.37%	11.33%	10.78%	10.59%	7.38%
Return on average assets	0.68%	0.91%	0.87%	0.79%	0.54%
Net interest margin (tax adjusted)	3.38%	3.41%	3.55%	3.51%	3.25%
Net loan charge-offs to average loans	0.92%	0.28%	0.32%	0.33%	0.37%
Noninterest income to average assets	0.81%	1.00%	0.88%	0.89%	0.96%
Noninterest income to tax adjusted net interest margin	25.25%	31.23%	26.29%	26.93%	31.31%

Efficiency ratio (tax adjusted)	59.17%	63.02%	61.55%	63.01%	63.42%
Salaries and benefits expense to average assets	1.31%	1.39%	1.37%	1.40%	1.28%
Other expenses to average assets	1.07%	1.25%	1.23%	1.23%	1.27%
FTE employees at year-end	131	131	124	126	130
Non-performing loans to gross loans at year-end	1.67%	2.20%	3.19%	2.60%	2.99%
Allowance for loan losses to loans at year-end	1.31%	1.53%	1.78%	1.81%	1.71%
Allowance for loan losses to non-performing loans	78.52%	69.55%	55.80%	69.62%	57.19%
Average common equity to average assets	8.16%	8.04%	8.11%	7.43%	7.27%
Non-performing assets to common equity and allowance
for loan losses at year-end	16.35%	20.13%	30.67%	29.99%	34.23%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition and results of our operations for each of the three years in the period ended December 31, 2013. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE LEVEL OVERVIEW

Results of Operations

Earnings declined during 2013 to $2.87 per share (on net income of $4,744) compared to earnings of $3.61 per share (on net income of $6,009), a decrease of 21% per share. Earnings during 2013 and 2012 were significantly impacted by special items including a $3,340 credit write-down related to customer fraud during 2013 and nonrecurring income and expense from our acquisition of Marathon State Bank during 2012. As shown in Table 2, excluding non-recurring items and other gains and losses, proforma 2013 earnings per share would have been $3.91 (on proforma net income of $6,463), compared to proforma 2012 earnings of $3.48 per share (on proforma net income of $5,783), an increase of 12% per share. Increased 2013 proforma earnings were driven by increased net interest income on earning assets during 2013 compared to 2012.

During 2014, we expect net interest income to increase slightly compared to 2013 on slower loan growth with slightly lower net interest margin. In addition, the increase in long term interest rates during 2013 has significantly lowered residential mortgage refinance activity, and we project mortgage banking revenue to decline 25% to 30% during 2014 compared to 2013 which may cause total noninterest income to decline during 2014. Inflationary operating expense increases during 2014 are expected to be partially offset by a reduction in credit costs during 2014 compared to 2013 (even if the large 2013 fraud credit loss is disregarded). Taken together, 2014 earnings per share are expected to decline slightly from the proforma 2013 earnings per share of $3.91 before nonrecurring items as shown in Table 2.

During January 2014, we announced our agreement with The Baraboo National Bank to purchase their Rhinelander, Wisconsin branch along with its approximately $44 million in deposits and $22 million in performing loans. We expect this purchase to close during the quarter ended June 30, 2014. Due to approximately $500 in data conversion, employee severance, and other closing costs, this purchase is likely to decrease companywide 2014 net income as described in the preceding paragraph by approximately $200 after tax benefits. The extent of 2014 net income or loss from the acquisition will be impacted by the final closing date and our ability to realize projected branch cost savings.

Earnings reached a record high of $3.61 per share in 2012 (on net income of $6,009) compared to earnings of $3.21 per share in 2011 (on net income of $5,305), an increase of 13% per share. Earnings benefited significantly from the acquisition of Marathon in June 2012, and approximately $463, or 66%, of the 2012 increase in net income over 2011 was due to the purchase of Marathon. We recorded an $851 gain on bargain purchase of Marathon ($726 after tax effects), but also incurred $670 of data conversion expense and professional fees due to the merger ($498 after tax effects) during 2012. Excluding these non-recurring items associated with the Marathon acquisition and other items as shown in Table 2, proforma earnings per share would have been $3.48 per share during 2012 (on proforma net income of $5,783), an increase of 9% per share over proforma 2011 earnings of $3.19 per share (on proforma net income of $5,277).

Earnings reached a then record high of $3.21 per share in 2011 (on net income of $5,305) compared to earnings of $2.89 per share in 2010 (on net income of $4,754), an increase of 11% per share. There were no significant nonrecurring income or expense items during 2011 or 2010. During 2011, higher net interest margin increased tax equivalent net interest income $386, or 2%, while credit and foreclosure costs remained historically high at $2,587 compared to $2,644 during 2010. Noninterest and fee income during 2011 was largely unchanged compared to 2010, while operating expenses, excluding loss on foreclosed assets, declined $495, or 3%, from $277 lower FDIC insurance premium expense and $145 lower debit card losses following a significant fraud loss during 2010.

Credit Quality

During 2013, the total provision for loan losses and loss on foreclosed assets (“credit costs”) were $4,443, which included a $3,340 provision for loan losses due to the write down of a loan to a grain commodities dealer who was discovered to have misrepresented financial statements, inventory records, and federal warehouse receipts taken as collateral in an apparent fraud that impacted several banks. Total credit costs before the large grain loss were $1,103 compared to $1,358 during 2012. Total 2013 net loan charge-offs were .92% of average loans outstanding (.26% excluding the large grain charge-off) compared to .28% during 2012. During 2013, nonperforming assets declined $2,065, or 17%, led by a decline in restructured loans accruing interest while nonaccrual loans also declined slightly. Total nonperforming assets were $10,389, or 1.46%, of total assets at December 31, 2013 compared to $12,454, or 1.75%, of total assets at December 31, 2012.

During 2014, loss on foreclosed assets is expected to decline modestly due to projected lower write-down of foreclosed asset values compared to 2013, while the provision for loan losses is expected to remain at levels similar to 2013 (before recognition of the large grain loss). However, we continue to work through existing problem loans and foreclosed assets and expect higher levels of troubled debt restructured loans, which could increase nonperforming assets and credit and foreclosure costs greater than expected, negatively impacting 2014 net income.

During 2012, total credit costs of $1,358 declined $1,229, or 48% compared to 2011 due to recognition of fewer new problem loans, and lower holding costs and write-downs of foreclosed assets. The reduction in credit costs was a significant driver of increased net income during 2012. During 2012, total nonperforming assets declined $5,429, or 30%, due to favorable resolution of three problem credit relationships and sale of our largest foreclosed asset. Resolution of these four problem assets represented $5,375, or 99% of the net decline in total nonperforming assets during 2012 compared to 2011. Total nonperforming assets were $12,454, or 1.75% of total assets at December 31, 2012 compared to $17,883, or 2.87% of total assets at December 31, 2011.

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

Asset Growth and Liquidity

Total assets were $711,541 at December 31, 2013 compared to $711,966 at December 31, 2012. During the year ended December 31, 2013, cash and cash equivalents and investment securities declined $29,255 to fund $12,777 in commercial related loan growth, up 3.7%, and $18,878 in residential real estate loan growth, up 13.5%. Since December 31, 2012, local deposits increased $9,170, up 1.8%, which were used to pay down maturing wholesale funding by $9,173, down 7.8%. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $108,908 (15.3% of total assets) at December 31, 2013 compared to $118,081 (16.6% of total assets) at December 31, 2012. During 2014, asset and loan growth is expected to be challenging due to low customer demand within our markets and very competitive market conditions. If loans receivable were to decline, it would likely reduce net interest income, negatively impacting 2014 net income.

Total assets were $711,966 at December 31, 2012, up $89,099 (14%) during the year ended December 31, 2012. During 2012, a $101,385 increase in core deposits, primarily from the acquisition of Marathon, funded a $20,109 pay down of maturing brokered certificates of deposit and the majority of asset growth. 2012 asset growth consisted primarily of $10,642 in cash and overnight investments, $26,833 in residential mortgage loans, $12,953 in commercial related loans, and $36,532 in investment securities. Marathon’s total assets were $107,364 on the June 1, 2012 acquisition date, including $62,260 of securities and short-term investments. Following the purchase date, maturity proceeds from the acquired Marathon investment securities were used to pay down wholesale funding. At December 31, 2012, total wholesale funding was $118,081, or 16.6% of total assets, compared to $138,190, or 22.2% of total assets at December 31, 2011. As outlined in the preceding paragraph, a portion of the substantial cash and cash equivalents held at December 31, 2012 totaling $48,847 were used to fund 2013 net loan growth.

Our most significant sources of liquidity and wholesale funding include federal funds purchased from correspondent banks, FHLB advances, brokered and national certificates of deposit, and Federal Discount Window advances. In addition to our existing $31,522 in cash and cash equivalents at December 31, 2013, we have $296,590 of unused funding available at December 31, 2013, which is considered adequate to meet customer, operational, and growth needs during 2014. Most of our wholesale funding sources require either pledging of assets, maintenance of well-capitalized regulatory status, or additional purchases of FHLB capital stock (or all of these items) to continue or expand participation in the funding program. In particular, $90,766 of potential FHLB advance funding considered available at December 31, 2013, would require additional purchase of up to $3,885 of additional FHLB capital stock, which pays a nominal dividend and for which no trading market exists.

Capital Resources

During 2013, total stockholders’ equity increased $2,306, primarily from $4,744 of net income less $1,289 of dividends declared and further offset by a $1,204 reduction in unrealized gains on fixed rate securities as national interest rates increased in response to expected actions by the Board of Governors of the Federal Reserve if national economic conditions improve. During 2013 we repurchased 10,030 shares of treasury stock on the open market at an average price of $26.78 per share, which reduced equity $269. We expect to purchase a similar amount of treasury stock shares during 2014 on the open market if conditions and prices are beneficial to the Company.

Tangible net book value increased to $34.36 per share at December 31, 2013 compared to $32.93 per share at December 31, 2012, an increase of 4.3%. Common stockholders’ equity was 7.98% of total assets at December 31, 2013 compared to 7.65% of assets at December 31, 2012. During 2013, we refinanced $7 million of 8% senior subordinated notes with $1 million of cash and $6 million in proceeds from issuance of new debt. The new debt included $4 million of privately placed senior subordinated notes carrying a 3.75% fixed interest rate with interest only payments, due in 2018, and $2 million in a fully amortizing term note with a correspondent bank carrying a floating rate of interest and maturing in 2015. Although the previous 8% notes qualified as Tier 2 regulatory capital, the new $6 million in notes do not qualify as regulatory capital. The refinancing reduced 2013 interest expense by $340 compared to 2012 and contributed to increased proforma net income (prior to the large grain loss) in 2013 compared to the prior year. For regulatory purposes, we continued to be considered “well capitalized” under banking regulations at December 31, 2013. Refer to Note 20 of the Notes to Consolidated Financial Statements for detailed regulatory capital information.

In July 2013, the banking regulatory agencies finalized new regulatory rules applicable to all banks which were described previously in Item 1 to this Annual Report on Form 10-K under the subheading Capital Adequacy. The new rules expand the number of capital measurements and the new minimums over which a bank may pay dividends, certain executive compensation, or be considered adequately capitalized. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. The new rules are effective on January 1, 2015, with an extended implementation period for certain measures. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but do not expect to issue additional common stock solely to meet the new requirements or that recurring operations or growth potential will be significantly impacted.

During 2014, we expect to continue payment of our semi-annual cash dividend assuming continued profits and adequate regulatory capital ratios after consideration of risk, new regulatory capital demands, and growth potential. Because our primary growth focus is on market and core deposit expansion via merger and acquisition of other banks with relatively low credit risk profiles and near our current markets, we expect to retain capital for potential acquisitions. However, if value added merger and acquisition options do not materialize in the near term, we may consider expanded repurchase of treasury stock on the open market under a discretionary buyback program. Stock buybacks would decrease existing capital ratios but would be expected to increase current earnings or net book value per share. Any future growth through merger and acquisition activities should be expected to drain excess capital levels and could increase the likelihood of a new common or preferred stock capital raise, potentially diluting existing stockholders.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on $272,280 of residential 1 to 4 family mortgages sold to FHLB and FNMA at December 31, 2013, up $2,726, or 1.0%, from $269,554 at December 31, 2012, which was up 3.0% from $261,811 at December 31, 2011. We expect to see lower mortgage refinance activity during 2014 and serviced mortgage loan principal could stabilize or decline. In general, we are paid an annualized servicing fee of .25% of serviced principal which is recorded as a component of mortgage banking revenue.

At December 31, 2013, we have provided a credit enhancement against FHLB loss on $23,709, or 8.7%, of the serviced principal, up to a maximum guarantee of $949 in the aggregate. However, we would incur such loss only if the FHLB first lost $1,593 on this loan pool as part of their “First Loss Account”. We have not provided a credit enhancement guarantee on any loans sold to the FHLB since prior to 2009 and we have no intentions of originating future loans with the guarantee. Loan pools containing our guarantees were originated during 2000 through 2008 and have incurred cumulative life to date principal losses of $450 out of $424,452 of loan principal originated with guarantees, all of which has been borne by the FHLB within their First Loss Account. We do not maintain any recourse liability for credit enhancement guarantee losses because we do not expect to incur any significant future losses under this guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations even if we had not provided a credit enhancement on the mortgage. Provision for representation and warranty losses were $294, $28, and $38 during 2013, 2012, and 2011, respectively. We maintained a reserve liability for potential future representation and warranty losses of $108 at December 31, 2013.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $119 million at December 31, 2013 compared to $105 million at December 31, 2012 and $99 million at December 31, 2011. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Our primary long-term contractual obligations are related to repayment of funding sources such as FHLB advances, long-term other borrowings, and customer time deposits, which make up 93% of our total long-term contractual obligations. For all contractual obligations outstanding at December 31, 2013, $127 million, or 55%, will require repayment, or extension through refinancing, during 2014, including $36 million of FHLB advances and $82 million of time deposits, both of which are regularly renewed in the normal course of business.

We offer certain high credit quality customers fixed interest rate swaps to hedge their risk on variable rate commercial real estate loans with us. Fixed interest rate swaps sold to customers (in which we pay a variable rate and receive a fixed rate) are simultaneously offset by our purchase of a variable interest rate swap from a correspondent bank (in which we pay a fixed rate and receive a variable rate). Such swap sale programs are often referred to “back to back” interest rate swaps as the resulting fixed interest rate risk with our customer is offset by our variable interest rate risk with our counterparty. At December 31, 2013 and 2012, there were $14,323 and $14,979, respectively, in back to back swaps outstanding with variable rate commercial real estate loan customers.

RESULTS OF OPERATIONS

Earnings

Table 1 of Item 6 of this Annual Report on Form 10-K presents various financial performance ratios and measures for each of the five years in the period ended December 31, 2013. A number of separate or nonrecurring factors impacted our earnings during this period. Table 2 presents our net income for each of the five years in the period ended December 31, 2013, before certain tax-adjusted nonrecurring income and expense items.

Table 2: Summary Operating Income

	Year ended December 31,
($000s)	2013	2012	2011	2010	2009

Net income before special items, net of tax	$6,463	$5,783	$5,277	$4,770	$2,859

Net gain (loss) on sale of assets:

Net gain (loss) on write-down and sale of securities	7		19	(12)	316
Net gain (loss) on sale of premises and equipment	—	(2)	9	(4)	(59)
Net loss on sale of credit card loan principal	(19)

Total net gain (loss) on sale of assets, net of tax	(12)	(2)	28	(16)	257

Large grain customer fraud credit loss:

Provision for grain credit loss	(2,031)
Grain credit loss legal and collection expense	(27)
Reduced employee benefits related to grain credit loss	278

Total large grain customer fraud credit loss, net of tax	(1,780)	—	—	—	—

Nonrecurring merger and acquisition income (expense):

Gain on bargain purchase		726
Merger and acquisition professional expense		(233)
Data processing conversion expense		(265)
Benefit from amendment of acquired bank tax returns	73

Total nonrecurring merger and acquisition income, net of tax	73	228	—	—	—

Net income as reported	$4,744	$6,009	$5,305	$4,754	$3,116

Diluted earnings per share before special items	$3.91	$3.48	$3.19	$2.90	$1.75
Diluted earnings per share as reported	$2.87	$3.61	$3.21	$2.89	$1.90

2013 compared to 2012

Earnings per share declined 20.5% during 2013 to $2.87 per share compared to record earnings of $3.61 per share during 2012. Both periods included significant non-recurring items which impacted net income, including a $1,780 reduction to net income in 2013 related to a fraudulent large grain credit write-down of $3,340 while our purchase of Marathon State Bank during 2012 increased net income by $228 primarily due to a gain on bargain purchase. Table 2 above outlines these significant nonrecurring items and displays proforma 2013 net income before these items of $6,463 ($3.91 per share) compared to proforma net income of $5,783 ($3.48 per share) during 2012, an increase of 12.3% per share. Return on average assets was .68% (.93% before the special items outlined in Table 2) and .91% (.88% before the special items) during 2013 and 2012, respectively. Return on average stockholders’ equity was 8.37% (11.40% before the special items outlined in Table 2) and 11.33% (10.91% before the special items) during 2013 and 2012, respectively.

Excluding the 2013 special items outlined in Table 2, proforma 2013 net income benefited from a $1,245 increase in tax adjusted net interest income, up 5.9% and a $215 reduction in credit costs (including provision for loan losses and loss on foreclosed assets), down 15.8% compared to 2012. Offsetting these income increases was a $346 increase in proforma operating expense (excluding losses on foreclosed assets for both 2013 and 2012), up 2.1%. Proforma noninterest income before gain (loss) on sale of other assets declined $84, or 1.5% during 2013 compared to 2012 as a $204 decline (11.4%) in mortgage banking income was offset by a $208 increase (28.3%) in investment and insurance sales commissions.

During 2014, we expect net interest margin to be pressured lower while organic loan growth prospects remain slow from low customer demand and intense local competition from various financial providers. In addition, stabilization of long-term residential mortgage rates point to significantly lower refinance income and lower mortgage banking income. Inflationary operating expense increases may be partially offset by lower loss on foreclosed assets compared to 2013. Therefore, potentially increased net operating expenses combined with lower net interest margin and a decline in noninterest income could result in lower earnings during 2014 compared to proforma 2013 earnings of $6,463 as shown in Table 2 above especially if credit costs increase or loan growth declines.

2012 compared to 2011

Earnings were a record high $3.61 per diluted share during 2012 but were significantly impacted by non-recurring income and expense associated with the purchase of Marathon State Bank during 2012. An $851 gain on the purchase was recorded, which increased net income $726 after tax expense. Separately, we incurred $233 of merger and acquisition legal and other professional fees which reduced net income $233 after taxes as such costs were treated as an adjustment to the Marathon cost basis under tax rules and were therefore not deductible. Lastly, we incurred $438 of data conversion expense associated with placing Marathon customer and account information on our operating system, which reduced net income $265 after tax benefits. As shown in Table 2, diluted earnings per share before special items were $3.48 during 2012 compared to $3.19 during 2011, an increase of 9.1%. Return on average assets was .91% (.88% before the special items outlined in Table 2) and .87% during 2012 and 2011, respectively. Return on average stockholders’ equity was 11.33% (10.91% before the special items outlined in Table 2) and 10.78% during 2012 and 2011, respectively.

Separate from Marathon’s special acquisition items noted above, Marathon’s recurring operations increased our net interest income and operating expense during the seven months following our purchase. Net interest income of $20,153 during 2012 increased $596, or 3.0%, compared to 2011. Our noninterest income before the gain on purchase of Marathon increased $380, or 7.1%, during 2012, compared to 2011, from a $422 increase in mortgage banking income on customer refinance activity. Lastly, income benefited significantly from a decline in credit costs (provision for loan losses and loss on foreclosed assets) of $1,229, or 47.5%, during 2012 compared to 2011. Offsetting these income gains was an increase in operating expense before Marathon’s special items and credit costs of $1,567, or 10.7%. The expense increase was led by higher wages and benefits, up $832, or 10.0%, and higher data processing expense (excluding the Marathon conversion costs) of $476, up 34.4%, as one-time fee reductions we enjoyed following our bank-wide data processing conversion during 2010 and 2011 expired.

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

Table 3 presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2013. In general, net interest income earned on loans funded by savings and demand deposits is greater than that earned on securities funded by time deposits. Therefore, a balance sheet that contains a growing allocation of loans funded by a growing allocation of savings and demand deposits would normally provide greater net interest income than a growing allocation of securities funded by a growing allocation of time deposits.

Table 3: Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ending December 31,	2013	2012	2011

Loans	77.1%	75.0%	77.6%
Taxable securities	12.6%	14.9%	13.9%
Tax-exempt securities	8.1%	6.8%	5.7%
FHLB stock	0.5%	0.5%	0.6%
Other	1.7%	2.8%	2.2%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	31.4%	29.4%	25.7%
Money market deposits	22.1%	21.0%	20.3%
Time deposits	29.9%	33.5%	34.5%
FHLB advances	10.4%	9.7%	11.5%
Other borrowings	4.0%	3.6%	5.0%
Senior subordinated notes	0.8%	1.3%	1.4%
Junior subordinated debentures	1.4%	1.5%	1.6%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Tables 4, 5, and 6 present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years in the period ended December 31, 2013.

Table 4: Average Balances and Interest Rates

		2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$508,454	$23,316	4.59%	$462,237	$23,667	5.12%	$443,709	$24,640	5.55%
Taxable securities	83,049	2,098	2.53%	91,747	2,402	2.62%	79,711	2,637	3.31%
Tax-exempt securities(2)	53,549	2,289	4.27%	41,825	1,959	4.68%	32,625	1,705	5.23%
FHLB stock	3,138	14	0.45%	2,817	9	0.32%	3,250	4	0.12%
Other	11,542	67	0.58%	17,445	82	0.47%	12,679	68	0.54%

Total(2)	659,732	27,784	4.21%	616,071	28,119	4.56%	571,974	29,054	5.08%

Non-interest-earning assets:
Cash and due from banks	10,476			17,979			8,532
Premises and equipment, net	9,935			10,078			10,216
Cash surrender value life insurance	12,257			11,597			11,175
Other assets	9,557			11,427			12,481
Allowance for loan losses	(7,426)			(7,799)			(7,884)

Total	$694,531			$659,353			$606,494

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$172,249	$383	0.22%	$154,428	$782	0.51%	$126,944	$1,109	0.87%
Money market deposits	121,351	406	0.33%	110,587	586	0.53%	100,089	810	0.81%
Time deposits	164,392	2,262	1.38%	176,187	2,793	1.59%	171,200	3,509	2.05%
FHLB borrowings	57,035	1,285	2.25%	50,941	1,414	2.78%	56,730	1,776	3.13%
Other borrowings	21,862	650	2.97%	19,190	596	3.11%	24,499	645	2.63%
Senior subordinated notes	4,600	184	4.00%	7,000	578	8.26%	7,000	567	8.10%
Junior subordinated debentures	7,732	341	4.41%	7,732	342	4.42%	7,732	341	4.41%

Total	549,221	5,511	1.00%	526,065	7,091	1.35%	494,194	8,757	1.77%

Non-interest-bearing liabilities:
Demand deposits	82,506			73,135			57,942
Other liabilities	6,117			7,128			5,150
Stockholders’ equity	56,687			53,025			49,208

Total	$694,531			$659,353			$606,494

Net interest income		$22,273			$21,028			$20,297
Rate spread			3.21%			3.21%			3.31%
Net yield on interest-earning assets			3.38%			3.41%			3.55%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows: 2013 - $522, 2012 - $724, 2011 - $592.

Table 5: Interest Income and Expense Volume and Rate Analysis

	2013 compared to 2012			2012 compared to 2011
	increase (decrease) due to (1)			increase (decrease) due to (1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$2,121	$(2,472)	$(351)	$949	$(1,922)	$(973)
Taxable securities	(220)	(84)	(304)	315	(550)	(235)
Tax-exempt securities(2)	501	(171)	330	431	(177)	254
FHLB stock	1	4	5	(1)	6	5
Other interest income	(34)	19	(15)	22	(8)	14

Total	2,369	(2,704)	(335)	1,716	(2,651)	(935)

Interest paid on:
Savings and demand deposits	39	(438)	(399)	140	(467)	(327)
Money market deposits	36	(216)	(180)	56	(280)	(224)
Time deposits	(163)	(368)	(531)	79	(795)	(716)
FHLB borrowings	137	(266)	(129)	(161)	(201)	(362)
Other borrowings	79	(25)	54	(165)	116	(49)
Senior subordinated notes	(96)	(298)	(394)	—	11	11
Junior subordinated debentures	—	(1)	(1)	—	1	1

Total	32	(1,612)	(1,580)	(51)	(1,615)	(1,666)

Net interest earnings	$2,337	$(1,092)	$1,245	$1,767	$(1,036)	$731

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 6: Yield on Earning Assets

Year ended December 31,	2013		2012		2011
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	4.21%	-0.35%	4.56%	-0.52%	5.08%	-0.29%

Effective rate on all liabilities as a percent of earning assets	0.83%	-0.32%	1.15%	-0.38%	1.53%	-0.33%

Net yield on earning assets	3.38%	-0.03%	3.41%	-0.14%	3.55%	0.04%

2013 compared to 2012

Tax adjusted net interest income totaled $22,273 during 2013 compared to $21,028 in 2012, an increase of $1,245, or 5.9%, from a 7.1% increase in average earning assets during 2013, which offset a decline in net interest margin from 3.41% during 2012 to 3.38% during 2013. Compared to 2012, loan yield declined from 5.12% to 4.59% (53 basis points) while the tax adjusted investment security yield declined from 3.26% to 3.21% (5 basis points). Securities yields were supported by a greater allocation in higher yielding tax exempt securities in 2013 compared to 2012 although yield on these tax exempt securities declined from 4.68% in 2012 to 4.27% in 2013. Security portfolio trends point to continued lower yields during 2014. Continued low overall interest rate levels and very low investment security reinvestment rates caused yield on earning assets to decline 35 basis points during 2013, which was offset by a 35 basis point decline in the cost of interest bearing liabilities, allowing the rate spread to remain at 3.21% during both 2013 and 2012. However, because average earning assets grew 7.1% while average interest bearing liabilities grew 4.4%, net yield on earning assets (net margin) declined 3 basis points during 2013 as a greater amount of assets experienced declining yields than the amount of liabilities that experienced declining costs.

The increase in 2013 average earning assets was due in part to a full year of ownership of the assets purchased with Marathon State Bank on June 1, 2012 (approximately 20% of the 2013 earnings asset growth), and in part from net organic loan growth (approximately 80% of the 2013 earning asset growth). Due to low loan demand and intense competition within our markets, a decline in organic loan growth combined with a decline in net interest margin could reduce net interest income during 2014 compared to 2013. Although net interest margin will continue to be pressured from falling asset reinvestment rates, savings from maturity of high cost wholesale funding during 2013 is expected to result in 2014 net margin similar to that seen during 2013, within a range of 3.34% to 3.38% during 2014. Approximately 51% of total wholesale funding held at December 31, 2013 having a weighted average interest cost of 3.08% is expected to reprice to significantly lower rates during 2014, reducing interest expense.

During 2013, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $71 million, or 13.7%, of gross loans at December 31, 2013 was supported by an average interest rate floor approximately 114 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $807 and .12%, respectively, based on those existing loan floors and average total earning assets during the year ended December 31, 2013. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor faster, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Because a future increase in short-term funding rates could cause a mismatch between floating rate loan yields and short-term funding costs due to existing interest rate floors, such positions are modeled and reviewed as part of our asset-liability management strategy each quarter. Current interest rate simulations based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 24 month period could reduce net interest income by 6.0% to 12.7% ($768 to $1,651 after tax impacts) per year during the first three years of the rate increase. Refer to Table 9 for projected net interest income percentage changes under other rate change scenarios. We seek to minimize this interest rate risk exposure in part by maintaining the fixed rate period of wholesale funding longer than the average term for local deposit funding. Wholesale funding is approximately 15% of total assets and carried an approximately 21 month weighted average fixed rate remaining term as of December 31, 2013.

The Dodd-Frank Wall Street Reform Act repealed the prohibition on paying interest on commercial checking accounts during 2011. We currently provide an earnings credit against account fees in lieu of an interest payment and do not expect costs to increase because of this change in the short term. Despite the law change, we do not sell or promote an interest bearing commercial checking account at this time. However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years.

2012 compared to 2011

Tax adjusted net interest income totaled $21,028 during 2012 compared to $20,297 in 2011, an increase of $731, or 3.6%, from a 7.7% increase in average earning assets during 2012 which offset a decline in net interest margin from 3.55% during 2011 to 3.41% during 2012. The increase in 2012 average earnings assets was the result of the acquisition of Marathon on June 1, 2012. Compared to 2011, loan yield declined from 5.55% to 5.12% (43 basis points) while the tax adjusted investment security yield declined from 3.87% to 3.26% (61 basis points). Continued low overall interest rate levels and very low investment security reinvestment rates caused yield on earning assets to decline as did the cost of paying liabilities, which declined from 1.77% to 1.35% (42 basis points). The long-term market rate decline first seen in the national economy during the 2008-2009 recession continued during 2012, and loans, securities, and funding continued to reprice to lower levels.

During 2012, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $85 million, or 17.5%, of gross loans at December 31, 2012 was supported by an average interest rate floor approximately 129 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $1,095 and .18%, respectively, based on those existing loan floors and average total earning assets during the year ended December 31, 2012. Interest rate simulations in effect at December 31, 2012 based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 12 month period projected reduced net interest income of 4.2% to 13.9% ($509 to $1,670 after tax impacts) per year during the first three years of the rate increase.

2011 compared to 2010

Tax adjusted net interest income totaled $20,297 during 2011 compared to $19,911 in 2010, an increase of $386, or 1.9%, from a 0.7% increase in average earning assets during 2011 and a slight increase in net margin from 3.51% in 2010 to 3.55% in 2011. Compared to 2010, loan yield declined from 5.77% to 5.55% (22 basis points) while the tax adjusted investment security yield declined from 4.51% to 3.87% (64 basis points). Continued low overall interest rate levels and very low investment security reinvestment rates caused yield on earning assets to decline as did the cost of paying liabilities, which declined from 2.12% to 1.77% (35 basis points). The market rate decline began during the 2008-2009 national recession. Average nonaccrual loans totaled $8,086 during 2011 compared to $10,506 during 2010. Based on the average loan yield during 2011, the decrease in nonaccrual loans during 2011 increased net interest margin by approximately 2 basis points during 2011 compared to 2010. During 2011, cumulative average nonaccrual loans reduced net interest margin by approximately 8 basis points.

Average earning assets grew $4,007, or 0.7% during 2011, driven by a $6,297 increase in taxable securities, primarily mortgage related investment securities. Average interest bearing liabilities decreased $4,891, or 1.0% during 2011. The primary funding source that decreased was time deposits, declining $13,287, or 7.2%. The changes made to the Rewards Checking account structure and removal of the product from our retail deposit lineup were effective late in 2011, which allowed average product balances to continue to increase during 2011. Average Rewards Checking balances were $48,674 during 2011 compared to $43,264 in 2010, an increase of $5,410, or 12.5%. Average Rewards Checking balances had increased $11,651, or 36.9% during 2010 after growing $14,815, or 88.2% during 2009. Since the account changes, product balances continued to decline and were $36,452 at December 31, 2013 compared to $43,742 at December 31, 2012 and $47,578 at December 31, 2011.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 7 represents our earnings sensitivity to changes in interest rates at December 31, 2013. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

Table 7 reflects a liability sensitive (“negative”) gap position during as of December 31, 2013, with a cumulative one-year gap ratio of 85.4% compared to a “negative” gap (liability sensitive position) of 93.7% at December 31, 2012. The one year gap ratio declined during 2013 as maturing short-term investment securities acquired with Marathon during 2012 were reinvested in longer term loans during 2013 and a greater amount of FHLB advance liabilities are set to mature during 2014 than matured during 2013. In general, a current negative gap position would be favorable in a falling rate environment, but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. This factor can result in changes to net interest income from changing interest rates different than expected from review of the gap table.

Table 7: Interest Rate Sensitivity Analysis

	December 31, 2013
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Beyond. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$153,656	$41,461	$69,122	$87,238	$125,059	$40,277	$516,813
Securities	7,658	6,578	8,766	17,443	49,629	43,205	133,279
FHLB stock						2,556	2,556
CSV bank-owned life insurance						12,826	12,826
Other earning assets	17,722	500		1,736			19,958

Total	$179,036	$48,539	$77,888	$106,417	$174,688	$98,864	$685,432
Cumulative rate sensitive assets	$179,036	$227,575	$305,463	$411,880	$586,568	$685,432

Interest-bearing liabilities
Interest-bearing deposits	$105,920	$18,510	$182,116	$26,952	$49,710	$91,662	$474,870
FHLB advances	13,834	7,475	14,740		2,000		38,049
Other borrowings	6,941		8,000		5,500		20,441
Senior subordinated notes					4,000		4,000
Junior subordinated debentures					7,732		7,732

Total	$126,695	$25,985	$204,856	$26,952	$68,942	$91,662	$545,092
Cumulative interest sensitive liabilities	$126,695	$152,680	$357,536	$384,488	$453,430	$545,092

Interest sensitivity gap for
the individual period	$52,341	$22,554	$(126,968)	$79,465	$105,746	$7,202
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	141.3%	186.8%	38.0%	394.8%	253.4%	107.9%

Cumulative interest sensitivity gap	$52,341	$74,895	$(52,073)	$27,392	$133,138	$140,340
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	141.3%	149.1%	85.4%	107.1%	129.4%	125.7%

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

Table 8: Net Interest Margin Rate Simulation Impacts

As of December 31:	2013	2012	2011

Cumulative 1 year gap ratio
Base	85%	94%	108%
Up 200	82%	89%	104%
Down 200	87%	95%	111%

Change in Net Interest Income – Year 1
Up 200 during the year	-2.8%	-1.4%	-2.1%
Down 200 during the year	-0.1%	0.4%	-0.7%

Change in Net Interest Income – Year 2
No rate change (base case)	0.8%	-2.5%	-5.1%
Following up 200 in year 1	-0.2%	-2.8%	-3.5%
Following down 200 in year 1	-2.4%	-3.8%	-9.8%

Note:	Simulations reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario, reflecting functional interest floors in the current low rate environment.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 53.8% at December 31, 2013 compared to 60.5% and 61.9% at December 31, 2012 and 2011, respectively. This ratio declined during 2013 as the core deposit categories noted above increased to a greater extent than assets that reprice in periods in excess of 60 months.

At December 31, 2013, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively modest projected reductions to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period. The impact of various rate simulations on projected “base” net interest income are shown in Table 9 below. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during 2014, net interest income would decline during the first three years of the simulation in amounts ranging from 6.0% in year 1 to a decline of 12.7% in year 2 of the base simulation’s net interest income ($1,267 in year 1 and $2,725 in year 2). When the yield curve flattens, repriced short-term funding cost, such as for terms of one year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. Current net interest income sensitivity to a rising and flattening yield curve is similar than that seen at December 31, 2012 when similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 4.2% in year 1 to 13.9% in year 3 of the base simulation’s net interest income.

Although the flat up 500 basis points simulation is projected to negatively impact net interest income during the first three years of the simulation, we also have risk to a prolonged period of low or falling rates in the already low rate environment in years 3-5 of a falling rate scenario. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008 (pre recessionary levels).

Table 9: Projected Changes To Net Interst Income Under Various Rate Change Simulations

	During next 12M	During next 24M	During next 24M	Yield Curve
	Down 100 bp	Parallel up 400 bp	Flat up 500 bp	Twist*

Year 1	-0.1%	-2.6%	-6.0%	1.1%
Year 2	-3.2%	-6.9%	-12.7%	3.0%
Year 3	-6.8%	-1.3%	-7.0%	-6.4%
Year 4	-10.8%	15.9%	10.1%	0.0%
Year 5	-12.8%	28.9%	23.1%	11.5%

*Yield curve steepens over the first 18 months of the simulation (10 year CMT Treasury = 3.75% and flattens over months 19-36 to the average slope from 2005-2007 (with Fed Funds targeted at 4.00%)

Despite recent rate volatility in mid and longer term market interest rates, we do not consider a falling rate environment to be likely, but we continue to monitor our asset-liability position for an environment of continued low short-term rates during the next 12 to 24 months.

Noninterest Income

Table 10 presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2013. This analysis highlights the reliance on, or diversification of, noninterest or fee income to net interest income.

Table 10: Summary of Earnings as a Percent of Net Interest Income

	2013	2012	2011	2010	2009

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	18.8%	3.9%	7.1%	9.4%	21.8%

Net interest income after loan loss provision	81.2%	96.1%	92.9%	90.6%	78.2%
Total noninterest income	26.4%	32.6%	27.3%	28.1%	32.9%
Total noninterest expenses	77.5%	86.3%	80.7%	83.4%	87.5%

Net income before income taxes	30.1%	42.4%	39.5%	35.3%	23.6%
Provision for income taxes	7.8%	12.6%	12.4%	10.4%	5.2%

Net income	22.3%	29.8%	27.1%	24.9%	18.4%

Table 11 presents a breakdown of the components of noninterest income during the three years ended December 31, 2013.

Table 11: Noninterest Income

	2013		2012		2011
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	Income	Amount	Income	Amount	Income

Mortgage banking income	$1,591	24.83%	$1,795	21.01%	$1,373	17.77%
Service fees	1,580	24.66%	1,648	19.29%	1,632	21.12%
Retail investment sales commissions	927	14.47%	712	8.34%	603	7.81%
Merchant and debit card interchange fee income	859	13.40%	851	9.96%	722	9.35%
Increase in cash surrender value of life insurance	402	6.27%	407	4.76%	415	5.37%
Other operating income	266	4.15%	283	3.31%	517	6.69%
Insurance annuity sales commissions	17	0.27%	24	0.28%	28	0.36%
Net gain on sale of securities	12	0.19%	—	0.00%	32	0.41%
Gain on bargain purchase	—	0.00%	851	9.96%	—	0.00%
Gain (loss) on sale of premises and equipment	—	0.00%	(3)	-0.03%	15	0.20%
Loss on sale of credit card loan principal	(31)	-0.48%	—	0.00%	—	0.00%

Total noninterest income	$5,623	87.76%	$6,568	76.87%	$5,337	69.08%

2013 compared to 2012

Total noninterest income for the year ended December 31, 2013 was $5,623 compared $6,568 during 2012, a decline of $945, or 14.4%. However, the prior year period included an $851 nonrecurring gain on purchase of Marathon. Excluding this special gain, noninterest income would have been $5,623 and $5,717 in 2013 and 2012, respectively, a decrease of $94, or 1.6%, including a $204 decrease in mortgage banking (down 11.4%) offset by a $208 increase in retail investment and annuity sales commissions (up 28.3%). Service fees declined $68, or 4.1%, on lower overdraft fee income.

Due the increase in long term U.S. Treasury rates during 2013, residential mortgage refinance activity declined significantly after several years of consistently falling rates which prompted customers to refinance. Because we expect long term rates to remain near current levels, refinance activity is not expected to be a significant driver of mortgage banking income during 2014. Due to the loss of this income, we estimate mortgage banking to decline 25% to 30% during 2014 compared to 2013 levels. Partially offsetting this decline, we expect retail investment and annuity commission income to increase slightly during 2014 compared to 2013.

Initially following 2011 regulation (Dodd-Frank Wall Street Reform Act) to limit bank debit card interchange and overdraft fees, net fee income on these products after vendor costs initially declined a slight 1.1% and totaled $1,644 during 2012 compared to $1,662 during 2011. However, our fee income on these products continued to decline during 2013, totaling $1,562 net of vendor costs, down $82, or 5.0%, compared to 2012. The decline was also influenced by a reduction in Rewards Checking account customers as we discontinued selling that account to new customers in 2011 and made changes that removed certain incentives for customers to use their debit card to maximize rewards. In addition, as card payment systems undergo changes due to regulation and consumer payment habits change, we could see debit card and overdraft fee income decline further during 2014, negatively impacting net income.

Because we expect mortgage banking to decline during 2014, and because overdraft service charges and card interchange income face headwinds to significant growth, we expect total noninterest income to decline 5% to 7% during 2014 compared to 2013.

2012 compared to 2011

Total noninterest income during 2012 was $6,568 compared to $5,337 in 2011, an increase of $1,231, or 23.1%. However, 2012 included an $851 gain on purchase of Marathon State Bank, which is a nonrecurring item. Excluding the purchase gain, noninterest income increased $380, or 7.1% from a $422 (30.7%) increase in mortgage banking. After significant long-term rate declines during 2011 and 2010, residential mortgage fixed rates declined further in 2012, prompting a new wave of customer refinancing activity, which increased mortgage banking income. Other operating income declined $192 during 2012 from a reduction in commissions earned on the sale of interest rate swaps to floating rate commercial loan customers after introducing the product during 2011.

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

During 2011, the Federal Reserve finalized regulations to implement the provisions of the Dodd-Frank Wall Street Reform Act related to debit card interchange income, often referred to as the “Durbin Amendment.” These new changes cap the amount of debit card interchange income that may be collected by large banks from merchants for processing card activity. While the new rules technically do not apply to us as a smaller bank, the impacts are expected to become uniform for the industry over time as merchants use their new authority and options to process customer card activity across a wider number of providers, which could lower our annualized debit card interchange revenue. In general, the banking industry responded to the new regulation which lowered debit card fee revenue by reducing customer account reward programs and related costs and increasing monthly account service fees.

Noninterest Expense

Table 12 outlines the components of noninterest expenses for the three years ending December 31, 2013.

Table 12: Noninterest Expense

Years Ended December 31,	2013		2012		2011
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income*	Amount	other income*	Amount	other income*

Wages, except incentive compensation	$7,026	25.19%	$6,684	24.22%	$6,121	23.88%
Health and dental insurance	1,130	4.05%	1,078	3.91%	852	3.32%
Incentive compensation	295	1.06%	657	2.38%	589	2.30%
Payroll taxes and other employee benefits	694	2.49%	631	2.29%	587	2.29%
Profit sharing and retirement plan expense	446	1.60%	509	1.84%	470	1.83%
Deferred compensation plan expense	160	0.57%	178	0.65%	136	0.53%
Restricted stock plan vesting expense	145	0.52%	105	0.38%	78	0.30%
Deferred loan origination costs	(827)	-2.96%	(673)	-2.44%	(496)	-1.93%

Total salaries and employee benefits	9,069	32.52%	9,169	33.23%	8,337	32.52%
Occupancy expense	1,762	6.32%	1,622	5.88%	1,702	6.64%
Data processing other office operations	1,862	6.67%	2,296	8.32%	1,382	5.39%
Loss on foreclosed assets	428	1.53%	573	2.08%	1,197	4.67%
FDIC insurance expense	452	1.62%	464	1.68%	505	1.97%
Directors fees and benefits	354	1.27%	384	1.39%	367	1.43%
Legal and professional expenses	295	1.06%	567	2.05%	333	1.30%
Advertising and promotion	335	1.20%	327	1.18%	291	1.14%
Debit card processing and losses expense	394	1.41%	387	1.40%	211	0.82%
Other expenses	1,555	5.57%	1,603	5.81%	1,453	5.67%

Total noninterest expense	$16,506	59.17%	$17,392	63.02%	$15,778	61.55%

* Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2013 compared to 2012

Noninterest expenses totaled $16,506 during the year ended December 31, 2013 compared to $17,392 during 2012. Both years included special items including a $458 reduction in employee incentive costs during 2013 on recognition of the large grain charge-off, $45 of grain loss legal expense during 2013, and $674 of acquisition and conversion expenses associated with the purchase of Marathon during 2012. Excluding the proforma effect of the grain loss wage reduction and legal expense in 2013, the special 2012 Marathon items, and loss on foreclosed assets, noninterest expense would have been $16,491 during 2013 and $16,145 during 2012, an increase of $346, or 2.1%. The majority of the increase in proforma noninterest expense during 2013 would have been due to a $359 increase in wage expense, primarily from performance incentives that would have existed prior to recognition of the large 2013 grain loan loss and charge-off.

During 2013, wages and benefits are expected to increase with average base pay increases of 2.63% granted January 1, 2014 compared to average base pay increases of 2.75% granted for 2013 in addition to expected new employee positions. Incentive costs are expected to increase modestly if we exceed targeted net income and return on equity remains in the top 50% of our peer group along with other key financial measurements. If income growth targets are not met, incentives would be reduced, potentially reducing employee costs. Health and dental insurance costs are incurred under a self-insured plan subject to a maximum stop loss. Refer to Note 16 of the Notes to Consolidated Financial Statements for more information the health benefit plans. We expect 2014 health and dental costs to grow at inflationary levels due to plan changes expected to reduce benefit costs related to certain part time employees.

Data processing and other office operation costs are expected to increase 4% to 5% during 2014 compared to 2013 from increased customer accounts and new software maintenance charges associated with our email communication system designed to reduce communication risk associated with business continuity in the event of a disaster or business interruption. Foreclosed asset expense is expected to decline during 2014 to the extent that partial charge-offs of foreclosed properties decline as local real estate values stabilize. Partial charge-offs of foreclosed property from value declines were $406 in 2013, compared to $485 in 2012 and $992 during 2011. Foreclosed property holding costs are expected to remain similar in 2014 compared to 2013.

After incurring a $110 net loss during 2010 related to a coordinated external fraud targeting us and our debit card customers, we improved our debit card fraud monitoring tools to include real-time anomaly identification and real-time text alerts to customers prior to processing certain transactions. Our debit card losses since implementing these tools have declined significantly, and we have not yet seen significant impacts or losses related to the December 2013 announcement by Target, Inc. of their massive customer card information theft. To mitigate our risk to this fraud, we did re-issue some customer debit cards and take other actions at a total cost of less than $10,000 during December 2013. In addition, we did set aside a reserve for potential future direct card losses at December 31, 2013 related to the Target, Inc. fraud totaling $10,000. While we do not anticipate significant losses related to the Target, Inc. fraud or other similar frauds, such attacks can be difficult to predict and generate potential losses that are difficult to reasonably estimate. Future losses could exceed our existing reserve for such losses, decreasing future net income.

During early 2014, we announced our agreement to purchase the Rhinelander, Wisconsin branch of The Baraboo National Bank along with its approximately $44 million in deposits and $22 million performing loans. Integration of this branch and its customer accounts into our data processing and existing branch delivery system will cause us to incur significant nonrecurring branch closing costs, including data conversion costs, new signage and marketing costs, legal fees, and employee severance costs. We estimate closing and branch integration costs to be $500 to $525 during 2014, which will increase total noninterest expense and may not be fully offset by increased income on the purchased branch customer accounts during this year of purchase and integration.

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

Income Taxes

The effective tax rate was 26.0% during 2013 compared to 30.0% during 2012 and 31.3% during 2011. The 2013 effective rate declined compared to prior years as the percentage of tax-exempt income from securities and bank owned life insurance increased while total pre-tax income declined. During 2012, the effective income tax rate recorded with the gain on purchase of Marathon was 14.7% due to the large gain recognized on purchase of their tax exempt securities portfolio. Excluding the after tax gain on purchase of Marathon, the 2012 effective tax rate would have been 31.3%, the same as seen during 2011. Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional tax information. We expect the 2014 effective tax rate to approximate the 31.3% seen during 2012 before the Marathon purchase gain and related income tax expense.

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

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 13. Our allocation methodology focuses on changes in the size and character of the loan portfolio, current economic conditions, the geographic and industry mix of the loan portfolio, and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk and by loan type. We combine estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focused on loan grading, and assessment of projected cash flows and possible resolutions of problem credits. While we use available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and future impacts to specific borrowers.

Table 13: Allocation of Allowance for Loan Losses

As of December 31,	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$1,661	1.36%	$1,687	1.32%	$1,743	1.44%	$2,736	2.14%	$2,602	1.98%
Commercial real estate mortgage	1,958	0.89%	2,129	1.02%	2,290	1.17%	3,304	1.72%	2,641	1.36%
Residential real estate mortgage	995	0.62%	1,104	0.79%	627	0.56%	211	0.19%	191	0.19%
Consumer and individual	61	1.72%	77	1.64%	103	2.81%	213	5.42%	189	4.34%
Impaired loans	2,108	13.36%	2,434	19.57%	3,178	18.46%	1,496	13.10%	1,988	15.03%

Totals	$6,783	1.31%	$7,431	1.53%	$7,941	1.78%	$7,960	1.81%	$7,611	1.71%

The following table presents our allowance for loan loss activity by loan category during the five years ended December 31, 2013.

Table 14: Loan Loss Experience

Years ended December 31	2013	2012	2011	2010	2009

Average balance of loans for period	$508,454	$462,237	$443,709	$443,293	$435,264

Allowance for loan losses at beginning of year	$7,431	$7,941	$7,960	$7,611	$5,521

Loans charged off:

Commercial, industrial, municipal, and agricultural	3,650	128	867	454	479
Commercial real estate mortgage	174	518	236	448	951
Residential real estate mortgage	850	629	367	462	123
Consumer and individual	69	57	117	101	83

Total charge-offs	4,743	1,332	1,587	1,465	1,636

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	29	6	166	7	19
Commercial real estate mortgage	33	4	6	—	—
Residential real estate mortgage	6	21	—	8	—
Consumer and individual	12	6	6	4	7

Total recoveries	80	37	178	19	26

Net loans charged-off	4,663	1,295	1,409	1,446	1,610
Provision for loan losses	4,015	785	1,390	1,795	3,700

Allowance for loan losses at end of year	$6,783	$7,431	$7,941	$7,960	$7,611

Ratio of net charge-offs during the year to average loans	0.92%	0.28%	0.32%	0.33%	0.37%

Ratio of allowance for loan losses to loans receivable at end of year	1.31%	1.53%	1.78%	1.81%	1.71%

2013 compared to 2012

Provision for estimated loan losses increased significantly to $4,015 during 2013 compared to $785 in 2012, up 3,230, or 411%. We recorded a $3,340 provision for loan losses during the September 2013 quarter due to the write down of a loan to a grain commodities dealer who was discovered to have misrepresented inventory collateral, financial statements, inventory records, and federal warehouse receipts taken as collateral which impacted several banks. The borrower and its operations remain under investigation by the authorities. Separate from the large grain loss, we recorded a $675 provision for loan losses during 2013 compared to a provision of $785 during 2012, a decline of $110, or 14.0%. The loss on foreclosed assets was $428 during 2013 compared to $573 during 2012, a decline of $145, or 25.3%. Taken together, 2013 credit costs excluding the large grain loss were $1,103 compared to $1,358 in 2012, a decline of $255, or 18.8%. Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of activity in foreclosed assets.

Net charge-offs of loan principal were $4,663 during 2013 ($1,323 if the large grain charge-off is excluded) compared to $1,295 during 2012. The most significant loan charge-offs during 2013 included the large $3,340 grain charge-off (outlined in detail below and equal to 100% of the unpaid loan principal at time of charge-off), $143 related to a residential 2nd mortgage used to fund a plumbing contractor (85% of loan principal), $125 related to business financing for a beautician (74% of loan principal), and $105 related to financing mobile home park rental real estate (51% of loan principal), which together represented 80% of all 2013 net charge-offs. The most significant loan charge-offs during 2012 were $282 (equal to 40% of the unpaid loan principal at time of charge-off) related to a restaurant operation including its owner occupied commercial real estate, $147 (83% of loan principal) related to a property owner and manager of non-owner occupied low cost 1 to 4 family rental housing, and $125 (73% of loan principal) related to a retail power equipment sales operation including its owner occupied commercial real estate. These three foreclosures represented 43% of all 2012 net charge-offs.

Allowance for inherent loan losses provided for performing loans collectively evaluated for impairment were .92% of loan principal outstanding at December 31, 2013, compared to 1.04% at December 31, 2012. Required reserves declined during 2013 as nonperforming loans declined 16.6% and significant new problem loans were not identified. Net loan charge-offs as a percentage of average loans outstanding were .92% during 2013 (.26% excluding the large grain loan charge-off) compared to .28% during 2012. The loan loss provision during 2014 is expected to increase slightly from the $675 recorded during 2013 before recognition of the large grain loss and be similar to the level seen during 2012. However, future provisions could be impacted by changes in the local unemployment rate and the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies.

The $3,340 commercial line of credit loss recorded in 2013 resulted from an apparent customer fraud associated with pledges of single party grain inventory represented by federal warehouse receipts or other inventory records to multiple parties as collateral and misrepresented inventory records and financial statements. We had a lending relationship with the borrower for several years, dating back to 2008.  Our monitoring of the loan relationship included weekly debtor’s certificates demonstrating weekly collateral position of the bank’s loans.  In addition, as grain was sold and proceeds came to reduce the bank’s loan balance, we normally would re-advance on the revolving lines of credit based on new collateral pledged (federal warehouse receipts and contracts for sale of grain pledged to bank). The loans had performed as required from the origination date until August 2013 when the misrepresentation was uncovered. Three other unrelated banks were also involved in the collateral based financing arrangement. One of the parties was a loan participant with us, and the other two parties operated independently from all the other banks in the arrangement. Our loan participant held an inventory line of credit outstanding of $2.0 million at the time the problem was uncovered, and the other two banks held approximately $5.0 million and $3.7 million, respectively. In total, including our $3.3 million of loan principal, there was $14.0 million in debt financing the collateral operations at the time the misrepresentation was uncovered. Based on information provided to us by others, the borrower also owed an additional $15.2 million on real estate mortgage debt outstanding at the time the collateral misrepresentation was uncovered, none of which was held by us or our loan participant.

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
44

Based on these heightened risk factors, we reviewed our existing loan portfolio to identify individual notes with a principal balance or outstanding principal commitment of at least $500 in which a significant collateral type in the borrowing relationship included one of the following collateral types:

•	Fungible inventory (i.e., commodities such as fuel, agricultural products, timber, etc.)
•	Readily saleable retail inventory units (i.e., vehicles, boats, etc.)
•	Accounts receivable
•	Other nontraditional collateral types

From this population, we selected all loans having at least one of the following characteristics for in-depth credit review:

•	Borrower is not required to provide audited year-end financial statements.
•	Existence of multiple unrelated lenders involved in the aggregated borrower relationship.
•	Independent collateral audits are not regularly performed, or those that are performed are not also concurrently reconciled back to the borrower’s financial statements taking into account the debt positions with all lenders involved in the relationship.

Based on these selection criteria conducted during the December 2013 quarter, we identified 44 individual notes with $53,493 in outstanding total principal (representing 10.2% of company-wide gross loans receivable) and $23,876 in additional unused commitments at September 30, 2013. Included in this total were 16 notes with $24,795 in outstanding principal (and $14,215 in unused commitments) for which either an audited financial statement or a periodic collateral field audit are currently obtained, but not both. Separate from these 44 notes, there were an additional 15 individual lines of credit with no outstanding principal outstanding but unused commitments of $11,188 at September 30, 2013. The financial statement attestation level, credit documentation, and collateral arrangements for each borrower included in this selection were reviewed to determine if areas of unidentified credit risk existed, and whether they could be reduced by eliminating or mitigating these risk factors.

The review of these specific credits did reveal 4 total borrowers (including 6 total notes) with outstanding aggregate principal of $16,054 and unused commitments of $7,546 that require follow-up to increase the level of financial statement attestation or conduct a current audit of collateral. Although the detailed credit reviews of all 59 loans noted above having similar risk characteristics to the large 2013 grain loss is ongoing, the initial review of each borrower did not identify any significant unknown elevated risk factors that would require the credit to be newly classified as an impaired loan at December 31, 2013. In addition, the results of this credit review over the selected loans resulted in no increase to the provision for loan losses during 2013.

In addition to actions with the specific borrowers noted above, we implemented lending policy changes as outlined below. Many of these procedures were already utilized on most of our credits as needed but had not yet been incorporated as part of the written loan policy requirements until now.

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

We continue to seek recovery of principal associated with the large grain loss although the intended grain commodity collateral represented by federal warehouse receipts was liquidated under the administration of the United States Department of Agriculture for the payment of debts to farmers who had consigned grain to our loan customer and had not yet been paid. In addition, the remaining operating cash from accounts receivable on sale of grain is being sought by several independent banks with competing claims of various documentation quality. Owners and principals of our customer are not expected to have significant remaining personal assets available to their creditors for collection. We have also filed a claim under our fidelity insurance policy for loss reimbursement, although it is not yet known whether loss coverage will be extended, and if extended, the extent of coverage available. Due to these challenges, extended recovery timeline, and unknowns associated with principal recovery, the entire loan balance of $3,340 was charged off against the allowance for loan losses during 2013. Any future recovery of principal would be recorded as an increase to the allowance for loan losses, which could result in increased income from a reduction to the regular provision for loan losses expense.

While the general credit quality of our loan portfolio and identified problem loans continues to improve, the local economic conditions are fragile and slow growing in central and northern Wisconsin, and during 2012, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. Our market area has a higher than typical allocation of resurces in the manufacturing sector, although the greatest economic growth for many years has been in health and education services. The local paper and wood industries have, and continue to experience, a long-term production decline. The local retail sales environment also declined during 2013 as J.C. Penney Company, Inc., Gap, Inc., and Abercrombie & Fitch, Co. brand Hollister announced store closures within our primary markets.

We expect these conditions to restrain economic growth as some borrowers continue to manage fragile cash flows and debt servicing ability. In addition, the loss of the significant employers mentioned previously may have a significant negative impact on small local municipalities that depended on these closed manufacturing plants for tax assessment base and utility revenue. At December 31, 2013, $3,090 of tax exempt general obligation and tax incremental financing district development loans receivable with a local municipality expected to be significantly negatively impacted due to a plant closure were classified as performing, but impaired loans with no specific reserve. During the June 2014 quarter, we may restructure this loan to extend the life of the tax incremental financing district so that existing property tax collections from real estate located within the district continue for a period long enough to fully pay the original district development costs. This debt restructuring is expected to be classified as a troubled debt restructuring, which would increase non performing loans beginning June 30, 2014.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our eight locations), and loan customers in Marathon County, Wisconsin. The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 5.7% at December 2013 compared to 6.6% at December 2012. The unemployment rate in Oneida County, Wisconsin was 8.6% at December 2013 compared to 9.6% at December 2012. The unemployment rate in Vilas County, Wisconsin was 10.7% at December 2013 compared to 10.9% at December 2012. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 5.8% at December 2013 compared to 6.6% at December 2012. A recently published local economic outlook survey of business owners for our market area points to expectations of an improving local economy with some businesses considering a local capital expansion, although an overall economic rebound is considered further out in the future towards the end of 2014.

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

Net charge-offs of loan principal were $1,295 during 2012 compared to $1,409 during 2011, a decline of $114, or 8.1%. The most significant loan charge-offs during 2012 were $282 (equal to 40% of the unpaid loan principal at time of charge-off) related to a restaurant operation including its owner occupied commercial real estate, $147 (83% of loan principal) related to a property owner and manager of non-owner occupied low cost 1 to 4 family rental housing, and $125 (73% of loan principal) related to a retail power equipment sales operation including its owner occupied commercial real estate. These three foreclosures represented 43% of all 2012 net charge-offs. The next six largest 2012 charge-off relationships incurred $380 in aggregate charge-offs, averaging $63 per relationship. Therefore, the nine largest charge-off relationships totaled $934, or 72% of all 2012 net charge-offs. The majority of gross loan charge-offs during 2011 were related to six borrowers totaling $1,143, or 72% of all charge-offs, with the largest charge off of $700 related to a line of credit to a building supply company.

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

The majority of gross loan charge-offs during 2011 were related to six borrowers totaling $1,143, or 72% of all charge-offs, with the largest charge off of $700 related to a line of credit to a building supply company. The majority of gross loan charge-offs during 2010 were related to five borrowers totaling $1,064, or 73% of all charge-offs, with the largest charge-off of $448 related to a non-owner multi-use, multi-tenant commercial real estate development, the majority of which was sold during 2011.

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

Nonperforming Assets

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets. Table 15 presents nonperforming loans and assets by category for the five years ended December 31.

Table 15: Nonperforming Loans and Foreclosed Assets

As of December 31,	2013	2012	2011	2010	2009

Nonaccrual loans (excluding restructured loans)	$3,704	$6,491	$5,893	$7,127	$11,829
Nonaccrual restructured loans	3,636	1,224	2,081	1,912	1,469
Restructured loans not on nonaccrual	1,299	2,965	6,220	2,383	—
Accruing loans past due 90 days or more	—	—	—	—	—

Total nonperforming loans	8,639	10,680	14,194	11,422	13,298
Nonaccrual trust preferred investment security	—	—	750	—	—
Foreclosed assets	1,750	1,774	2,939	4,967	3,776

Total nonperforming assets	$10,389	$12,454	$17,883	$16,389	$17,074
Impaired loans considered to be performing	$7,136	$1,969	$3,026	$6,398	$3,774

Total nonperforming loans as a percent of gross loans	1.67%	2.20%	3.19%	2.60%	2.99%
Total nonperforming assets as a percent of total assets	1.46%	1.75%	2.87%	2.64%	2.81%

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

Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income. The interest that would have been reported in 2013 if all such loans had been current throughout the year in accordance with their original terms was approximately $505 in comparison to $108 actually recorded in income. The interest that would have been reported in 2012 if all such loans had been current throughout the year in accordance with their original terms was approximately $564 in comparison to $125 actually recorded in income. The interest that would have been reported in 2011 if all such loans had been current throughout the year in accordance with their original terms was approximately $647 in comparison to $124 actually recorded in income.

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

Substantially all of our residential mortgage loans originated for and held in our loan portfolio were based on conventional and long standing underwriting criteria and are secured by first mortgages on homes in our local markets. We were never an originator of higher risk loans such as option ARM products, high loan-to-value ratio mortgages, interest only loans, subprime loans, or loans with initial teaser rates that can have a greater risk of non-collection than other loans. At December 31, 2013, approximately $760 of loans receivable were 1 – 4 family home equity or junior lien mortgage loans in which the maximum commitment amount of the line of credit plus existing senior liens is greater than 100% of the underlying real estate value, or the loan was in a 3rd mortgage position or lower, compared to $1,554 at December 31, 2012, and $2,300 at December 31, 2011. Such loans were not originated as part of a program to add higher yielding loans to our portfolio but were loans made on a case by case basis and individually underwritten with the borrower customized to their need. We do not maintain a formal residential mortgage modification program for delinquent residential mortgage borrowers.

2013 compared to 2012

Total nonperforming assets decreased $2,065, or 16.6%, to $10,389 at December 31, 2013 compared to $12,454 at December 31, 2012. At December 31, 2013, the allowance for loan losses was $6,783, or 1.31% of total loans (79% of nonperforming loans), compared to $7,431, or 1.53% of total loans (70% of nonperforming loans) at December 31, 2012. Approximately 20% of total nonperforming assets are made up of three individual nonperforming relationships greater than $500 at December 31, 2013 compared to 11% (two relationships) of nonperforming assets at December 31, 2012 and 52% (nine relationships) at December 31, 2011. Total nonperforming assets as a percentage of tangible common equity including the allowance for loan losses (the “Texas Ratio”) as shown in Table 35 was 16.80% at December 31, 2013 compared to 20.54% at December 31, 2012 and 31.32% at December 31, 2011. For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

During 2014, restructured loans could increase as we work with problem borrowers to minimize the level of potential future charge-offs and maximize our cumulative total principal repayment if the local and national economies fail to experience a meaningful economic recovery. As described previously, we may reclassify a $3,090 municipal development tax incremental financing district loan as restructured debt during 2014, which would increase nonperforming assets. Although some new restructured loans may continue on accrual status following modification as is expected for this municipal loan, the restructured designation would still increase total nonperforming loans and could increase the provision for loan losses.

Approximately 20% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2013:

Table 16: Largest Nonperforming Assets at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Nonaccrual	$731	$304
Owner occupied multi use, multi-tenant real estate	Nonaccrual	658	107
Owner occupied commercial office and residential rentals	Nonaccrual	642	51

Total listed nonperforming assets		$2,031	$462
Total bank wide nonperforming assets		$10,389	$1,936
Listed assets as a percent of total nonperforming assets		20%	24%

The following Table 17 presents the following aggregate credits greater than $500 considered to be impaired but performing loans at December 31, 2013. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. Such loans are not included in nonperforming assets in Table 16 above.

Table 17: Largest Performing, but Impaired Loans at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$3,090	$—
Owner occupied light manufacturing facility and equipment	Impaired	1,725	—
Owner occupied cabinetry contractor real estate and equipment	Impaired	700	—

Total listed performing, but impaired loans		$5,515	$—
Total performing, but impaired loans		$7,136	$172
Listed assets as a percent of total performing, but impaired loans		77%	0%

The following section summarizes activity associated with the large nonperforming loans shown in Table 18 as of December 31, 2012 and their activity during 2013 as well as one new nonaccrual large problem loan was added to Table 16 during 2013.

During 2010, we restructured the loan terms on $754 of loan principal to lower the interest rate on existing debt with a borrower in the cabinetry contracting industry to increase cash flow during a large decline in customer sales. During 2011, the borrower sold the business to a competitor but retained a mortgage on the production facility which was leased to the new business owner and gave a purchase option within three years to the new business owner. At December 31, 2011 and 2012, this loan was classified as a performing restructured loan with outstanding principal of $764 (Table 20) and $752 (Table 18), respectively. During 2013, the new business owner ceased to use the production facility which now sits idle. In response, the remaining principal balance was reclassified as a nonaccrual loan. Customer payments received while in nonaccrual status reduced the remaining nonaccrual balance shown in Table 16 to $731 at December 31, 2013. The specific allowance associated with this loan increased from $87 at December 31, 2012 to $304 at December 2013 to reflect non-usage of the building, an updated appraisal value, and the likelihood of bank foreclosure and liquidation of the collateral.

During 2011, we restructured an owner occupied commercial real estate loan with an insurance agency. The building was constructed during 2008 and included additional space to rent to unrelated service businesses. The debt was restructured to extend the amortization period to support declining borrower cash flow as portions of the building remained vacant. The restructured loan of $688 was maintained on accrual status as reflected in Table 20 at December 31, 2011 with a specific allowance of $195, and was reflected in Table 18 with restructured principal of $664 and a specific allowance of $182 at December 31, 2012. Customer financial performance deteriorated during 2013 and we reclassified the $642 loan to nonaccrual status as shown in Table 16 due to the increased likelihood of bank foreclosure and liquidation. The specific allowance associated with the loan decreased from $182 at December 31, 2012 to $107 at December 31, 2013 from an updated favorable property appraisal obtained during 2013.

During 2013, we downgraded one borrower’s various non-owner occupied commercial real estate loans to nonaccrual status having $642 of principal outstanding as shown in Table 16. The credit extension originally financed the purchase of real estate for rental purposes as well as for equipment and working capital needs for a related new restaurant. During 2013, the restaurant closed and cash flows were negatively impacted by tenant payment delinquencies and the need for building capital improvements which resulted in the borrower falling behind in property tax payments. A specific loss of $51 is maintained against this loan based on property liquidation values in the potential event of bank foreclosure and liquidation. The customer continues to make some payments on the debt but we cannot predict the final timing or resolution of this problem loan.

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

Table 18: Largest Nonperforming Assets at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	$752	$87
Owner occupied multi use, multi-tenant real estate	Accrual TDR	664	182

Total listed nonperforming assets		$1,416	$269
Total bank wide nonperforming assets		$12,454	$2,207
Listed assets as a percent of total nonperforming assets		11%	12%

Table 19: Largest Performing, but Impaired Loans at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$686	$25

Total listed performing, but impaired loans		$686	$25
Total performing, but impaired loans		$1,969	$227
Listed assets as a % of total performing, but impaired loans		35%	11%

The following section summarizes activity associated with the large nonperforming loans shown in Table 20 as of December 31, 2011 and their activity during 2012 not already discussed as properties continuing on Table 16 at December 31, 2013. No new large non-performing loans were added to Table 18 during 2012.

During 2011, we restructured commercial mortgage loans collateralized by a hotel in Northern Wisconsin to change borrower payments from amortizing to interest only due to a decline in revenue. This loan relationship was included in Table 20 at December 31, 2011 as $1,767 of gross principal. During 2012, the borrower used the sale proceeds of an unrelated commercial property to repay the remaining balance in full without loss.

During 2011, we restructured commercial mortgage loans collateralized by cranberry producing agricultural real estate to change from amortizing payments to interest only payments as the property owner sought to sell the operation or partner with new investors. This loan relationship was included in Table 20 at December 31, 2011 as $1,578 of gross principal. During 2012, the borrower used the proceeds from sale of the cranberry operation to repay the remaining balance in full without loss.

During 2009, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee. The remaining $2,477 foreclosed asset was further written down $427 to an estimated fair value of $2,050 at December 31, 2009 for total valuation losses on the property of $1,004 during 2009 when including the marketing fee. During 2010, one of the four remaining individual properties was sold and the entire $283 sale proceeds were applied to reduce cost basis of the remaining properties. During 2011, the remaining properties were further written down an additional $487 due to declining real estate values for this type of vacation property. The remaining three properties were shown in Table 20 with a cost basis of $1,280 at December 31, 2011. During 2012, we recorded a final write-down of value of $280 and later sold the remaining properties for a final loss of $57. Of the original $5.8 million development, credit losses from charge offs, write-down, or marketing costs were $1,004 during 2009, $487 during 2011, and $337 during 2012, for total losses of $1,828, or approximately 32% of the original development.

During 2010, we entered into a restructuring agreement on a $1,177 commercial real estate loan with a local developer and owner of multi-family apartment complexes to extend the amortization period on existing debt to increase cash flow available to the developer to meet real estate tax and other obligations. At December 31, 2011, the $1,240 debt as reflected in Table 20 was maintained on accrual status with a specific loss reserve of $302. During 2012, we entered into an agreement with the borrower for the sale of a portion of the collateral and payment of the proceeds on the outstanding balance and recognized a $32 loan charge-off. At December 31, 2012, we retained a junior residential mortgage lien on the borrower’s home totaling $266 classified as an accrual basis restructured loan on which a specific allowance for losses of $186 is maintained. The loan was considered as an accruing troubled debt restructuring at December 31, 2013 and 2012.

During 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin and is the second largest bank headquartered in Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status and no interest income was recorded during 2011. During 2012, the family ownership of Johnson Financial Group recapitalized the bank with approximately $235 million in equity capital and received approval by the regulators to repay all past due interest associated with our investment. During 2012, $105 of interest income was recorded on this investment, reflecting all earned income from 2011 and 2012. The investment was considered to be performing at December 31, 2013 and 2012.

During 2009, we restructured a $613 loan secured by an owner occupied restaurant to increase borrower cash flow and allow the business to continue operating. During 2010, the borrower’s residential mortgage loan was also classified as a nonperforming loan which increased net nonperforming principal by $93 to $706 at December 31, 2010. During 2011, $31 of payments were received reducing the balance to $675 as shown in Table 20 for December 31, 2011 with a specific reserve of $150. During 2012, the restaurant closed and we foreclosed on the remaining assets and incurred a $282 charge-off, which was our largest loan charge-off during 2012. At December 31, 2012, foreclosed assets included $302 of value assigned to the property based on expected future sales proceeds and selling costs which was written down to $225 at December 31, 2013 reflecting a declining fair market value. We reaffirmed the borrower’s $91 residential mortgage loan during 2012 but maintain the loan on nonaccrual status at December 31, 2013. Although we are adequately collateralized on the remaining mortgage loan, we cannot predict the final timing or resolution of this problem loan.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri. The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality. When the credit markets for such financing dried up, the project was unable to continue and land development work ceased. The loan participants obtained the property in foreclosure during 2009. The original fair value estimate of the completed project was approximately $24 million. At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project resulting in a cost basis of $792 at December 31, 2010 and 2009. During 2011, a new appraisal identified a further decline in value and the foreclosed property was written down an additional $205 to its new cost basis of $587 as reflected in Table 17 at December 31, 2011. During 2012, a new appraisal identified a further decline in value and the foreclosed asset was written down an additional $137 to its new cost basis of $450. The property was written down an additional $213 during 2013 to its new basis of $237 at December 31, 2013. At this time, we are unable to determine the final resolution of this property and further write-downs of value could be required during 2014 when updated appraisals are obtained or the property is sold.

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

Table 20: Largest Nonperforming Assets at December 31, 2011 ($000s)

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

Table 21: Largest Performing, but Impaired Loans at December 31, 2011 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$790	$98
Owner occupied manufacturer real estate & equipment	Impaired	615	—

Total listed performing, but impaired loans		$1,405	$98
Total performing, but impaired loans		$3,026	$519
Listed assets as a % of total performing, but impaired loans		46%	19%

The trend and resolution of each large non performing asset reflected in Table 20 at December 31, 2011 was previously addressed under the subheadings of 2013 compared to 2012, and 2012 compared to 2011 above.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Summary balance sheets at December 31 for each of the five years in the period ended December 31, 2013 are presented in Table 1 of Item 6 to this Annual Report on Form 10-K. Total assets declined $425, less than .01%, to $711,541 during 2013 as cash and cash equivalents and investment securities on hand at the beginning of the year remaining from the Marathon purchase were used to fund loan growth and deposit growth was used to pay down out of area wholesale funding. Total assets increased $89,099, or 14.3%, during 2012 due to the acquisition of Marathon during 2012. A breakdown of the assets acquired in the purchase of Marathon are listed in Note 2 of the Notes to Consolidated Financial Statements. Presented in Table 22 below is a summary balance sheet for the five years ended December 31, 2013 as a percentage of total assets.

Table 22: Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2013	2012	2011	2010	2009

Cash and cash equivalents	4.4%	6.9%	6.1%	6.5%	4.3%
Securities	18.7%	20.4%	17.5%	17.4%	17.5%
Total loans receivable, net of allowance	71.7%	67.1%	70.3%	69.5%	72.1%
Premises and equipment, net	1.4%	1.4%	1.6%	1.7%	1.7%
Bank owned life insurance	1.8%	1.7%	1.8%	1.8%	1.7%
Other assets	2.0%	2.5%	2.7%	3.1%	2.7%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	81.1%	79.5%	77.4%	75.0%	75.5%
FHLB advances	5.3%	7.0%	8.0%	9.2%	9.6%
Other borrowings	2.9%	2.9%	3.2%	5.1%	4.6%
Senior subordinated notes	0.6%	1.0%	1.1%	1.1%	1.2%
Junior subordinated debentures	1.1%	1.1%	1.2%	1.2%	1.3%
Other liabilities	1.0%	0.9%	1.0%	0.9%	0.8%
Stockholders’ equity	8.0%	7.6%	8.1%	7.5%	7.0%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the sources and uses of cash and cash equivalents during the three years ended December 31, 2013 to identify trends in operating, financing, and investing cash flows by asset class and funding source.

Table 23: Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2013	2012	2011

Cash flows from operating activities	$13,034	$7,556	$9,657
Payment of dividends to shareholders and purchase of treasury stock	(1,558)	(1,509)	(1,168)

Operating cash flow retained by PSB	11,476	6,047	8,489
Net funds received from retail and local depositors	9,229	3,375	8,517
Net funds received from wholesale depositors	2,902	—	7,735
Net proceeds from other borrowings	—	1,037	—
Proceeds from additional capital received from shareholders	—	9	45

Cash flow retained from operations and financing before debt repayment	23,607	10,468	24,786
Net funds repaid to wholesale depositors	—	(20,109)	—
Net repayment of FHLB advances	(12,075)	—	(7,310)
Net repayment of other borrowings, net	(287)	—	(11,820)
Repayment of senior subordinated notes	(3,000)	—	—

Cash flow retained from operations and financing after debt repayment	8,245	(9,641)	5,656
Funds received from sale and maturities of investment securities, net	49,312	60,068	21,347
Net redemption of bank certificates of deposit	2,229	—	—
Cash acquired on purchase of Marathon State Bank	—	14,910	—
Redemption of FHLB capital stock	—	744	—
Proceeds from sale of nonmonetary assets	831	1,527	1,002

Cash flow available for investing activities	60,617	67,608	28,005

Net funds loaned to customers	(36,746)	(10,349)	(7,130)
Net funds invested in securities	(40,201)	(44,064)	(22,718)
Purchase of bank certificates of deposit	—	(1,981)	—
Payments for purchase of FHLB capital stock	(50)	—	—
Funds used to purchase bank-owned life insurance	(611)	—	(92)
Premises and equipment capital expenditures	(334)	(572)	(191)

Cash flow used in investing activities	(77,942)	(56,966)	(30,131)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$(17,325)	$10,642	$(2,126)
Cash and cash equivalents at beginning of year	48,847	38,205	40,331

Cash and cash equivalents at end of year	$31,522	$48,847	$38,205

2013 compared to 2012

Total assets were $711,541 at December 31, 2013 compared to $711,966 at December 31, 2012. During the year ended December 31, 2013, cash and cash equivalents and investment securities declined $29,255 to fund $12,777 in commercial related loan growth, up 3.7%, and $18,878 in residential real estate loan growth, up 13.5%. Since December 31, 2012, local deposits increased $9,170, up 1.8%, which were used to pay down maturing wholesale funding by $9,173, down 7.8%. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $108,908 (15.3% of total assets) at December 31, 2013 compared to $118,081 (16.6% of total assets) at December 31, 2012.

During 2014, we expect to use local deposit growth and wholesale funding as needed to fund net commercial related loan growth of $10 million to $20 million year over year compared to 2013. To the extent that funds are not needed for loan growth, we expect to continue to pay down wholesale funding during 2014. Assuming our announced acquisition of The Baraboo National Bank’s Rhinelander, Wisconsin branch is completed during 2014, we expect to end 2014 with total assets in excess of $760 million, a growth rate of approximately 7% over December 31, 2013.

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

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income. In general, securities classified as available for sale include highly liquid agency issued debentures or mortgage related securities with average lives less than 5 years. Changes in the unrealized gain on available for sale securities is recorded as an adjustment to stockholders’ equity and included in the computation of comprehensive income, net of income tax effects. Conversely, securities held to maturity typically include long-term debt securities issued by municipalities with original terms of 10 to 12 years. Securities held to maturity are less liquid and have traditionally been held until maturity. Due to the long final maturity of these securities, they are more sensitive to increases in market rates which can create unrealized loss positions. Changes in the unrealized gain or loss on securities held to maturity are not reflected as an adjustment to stockholders’ equity and are not included in the computation of comprehensive income. During 2010, the entire municipal security portfolio and nonrated trust preferred securities and senior subordinated notes with fair value totaling $54,130 (including an unrealized gain of $2,552) were transferred from securities available for sale to securities held to maturity. These securities were transferred to better reflect our intent and practice to hold these long-term securities until maturity and to minimize potential volatility to stockholders’ equity from future changes in unrealized gains and losses in a rising interest rate environment. The original unrealized gain of $2,552 on the security transfer date during 2010 is being amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities and approximately $1,030 (40%) of the original gain remains unamortized at December 31, 2013.

Table 24 presents the fair value of securities held by us at December 31, 2013, 2012, and 2011.

Table 24: Investment Securities Distribution – At Fair Value

	As of December 31
	2013		2012		2011
	Fair	% of	Fair	% of	Fair	% of
Securities available for sale:	Value	Portfolio	Value	Portfolio	Value	Portfolio

U.S. Treasury securities and obligations of U.S. government agencies	$999	0.75%	$10,027	6.79%	$518	0.47%

U.S. agency residential mortgage backed securities	21,486	16.12%	14,397	9.75%	19,816	18.00%

U.S. agency residential collateralized mortgage obligations	37,904	28.43%	45,243	30.62%	38,573	35.02%

Privately issued residential collateralized mortgage obligations	105	0.08%	173	0.12%	429	0.39%

Obligations of states and political subdivisions	159	0.12%	—	0.00%	—	0.00%

Nonrated commercial paper	—	0.00%	5,500	3.72%	—	0.00%

Nonrated SBA loan fund	950	0.71%	—	0.00%	—	0.00%

Other equity securities	47	0.04%	47	0.03%	47	0.04%

Total securities available for sale	61,650	46.25%	75,387	51.03%	59,383	53.92%

Securities held to maturity:

Obligations of states and political subdivisions	69,876	52.40%	70,455	47.68%	49,010	44.50%

Nonrated trust preferred securities	1,389	1.04%	1,499	1.01%	1,332	1.21%

Nonrated senior subordinated notes	407	0.31%	410	0.28%	409	0.37%

Total securities held to maturity	71,672	53.75%	72,364	48.97%	50,751	46.08%

Total investment securities	$133,322	100.00%	$147,751	100.00%	$110,134	100.00%

At December 31, 2013, 2012, and 2011, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate fair value of $47,593, and $44,914, at December 31, 2013 and 2012, respectively, were pledged primarily to secure public deposits, customer overnight repurchase agreements (classified as other borrowings), and for other purposes required by law, representing approximately 36% and 32% of securities eligible for pledging at December 31, 2013 and 2011, respectively, before consideration of any pledge “haircuts” or other limitations associated with various types of securities. Securities considered ineligible for pledging include privately issued collateralized mortgage obligations, nonrated commercial paper, other equity securities, nonrated SBA loan fund, and nonrated trust preferred and senior subordinated note securities.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to Peoples State Bank. This stock has a purchase cost and par value of $100 per share and transfer of the stock is substantially restricted. Therefore, we do not include our FHLB Chicago stock in the investment securities Table above. The stock is recorded at cost which approximates market value. The FHLB may pay dividends in both cash and additional shares of stock. We held $2,556 of FHLB Chicago capital stock at December 31, 2013 and $2,506 of stock at December 31, 2012. The current capital stock level supports FHLB total advances of $51,120. An annualized dividend rate of .45% was paid on FHLB stock during 2013 compared to .32% paid during 2012. Until 2012, the FHLB of Chicago operated under a capital management plan required by their regulatory oversight body, the Federal Housing Finance Agency. We cannot predict if the cash dividends will continue or if they may be increased. Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with no other than temporary impairment write-down deemed necessary at December 31, 2013.

Table 25 categorizes securities by scheduled maturity date as of December 31, 2013 and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security. Yields by security type and maturity are based on amortized security cost.

Table 25: Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:

U. S. Treasury securities and obligations
of U.S. government agencies			$999	0.98%

U.S. agency residential mortgage backed securities	170	4.79%	13,097	3.26%	8,219	2.00%

U.S. agency residential collateralized
mortgage obligations	943	3.87%	36,720	2.18%	241	2.61%

Privately issued residential collateralized
mortgage obligations			105	4.98%

Obligations of state and political subdivisions(1)							159	5.18%

Nonrated SBA loan fund	950	1.75%

Other equity securities	47	15.64%

Totals	$2,110	3.25%	$50,921	2.44%	$8,460	2.02%	$159	5.18%

Securities held to maturity:

Obligations of states and political subdivisions(1)	$3,312	3.65%	$22,177	3.26%	$39,277	3.83%	$4,938	3.71%

Non-rated trust preferred securities							1,524	4.83%

Non-rated senior subordinated notes					401	7.98%

Totals	$3,312	3.65%	$22,177	3.26%	$39,678	3.87%	$6,462	3.97%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

2013 compared to 2012

During 2013, our investment in U.S. agency debentures declined as those securities obtained with the Marathon purchase were reinvested in new loan growth upon maturity. Maturities and repayments of collateralized mortgage obligations were reinvested in residential mortgage backed securities due to greater relative yield and the requirement to pledge mortgage backed securities rather than collateralized mortgage obligations against our structured repurchase agreement liability. Because U.S. Agency debentures were not reinvested upon maturity, the portfolio allocation to obligations of states and political subdivisions increased to 52.40% of the portfolio. During 2014, we expect to continue to increase the investment allocation to U.S. Agency mortgage backed securities and to lower the allocation to obligations of state and political subdivisions to more evenly diversify the securities portfolio to historical levels prior to the 2012 Marathon purchase.

Included with obligations of states and political subdivisions in Table 24 are Qualified School Construction bonds with book value of $4,358 at December 31, 2013 and $4,610 at December 31, 2012. These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset against our required federal tax payments. Therefore, earnings on this investment are dependent on our continued generation of federal taxable income. At December 31, 2013, this portfolio carried a tax adjusted yield of 4.95% and an average stated maturity of approximately 4.3 years and were considered a general obligation of the issuing local government authority.

We maintain a conservative municipal investment portfolio with concentrations as of December 31, 2013 outlined below.

Municipal Geographical Concentration by Issuer at December 31, 2013:

Wisconsin – 73%

Minnesota – 9%

Illinois – 5%

Iowa – 3%

All other states – 10%

Municipal Type of Issue at December 31, 2013:

Unlimited General Obligation - 92%

Limited General Obligation – 2%

Revenue Bond – 6%

Municipal Bond Principal Quality by Credit Rating at December 31, 2013:

AAA or pre-refunded – 7%

AA – 55%

A – 20%

BBB – 1%

Nonrated – 17%

Our non-rated trust preferred securities were issued by three banks headquartered in Wisconsin with management teams known to us including Johnson Financial Group, Inc., River Valley Bancorporation, Inc., and Northern Bankshares, Inc. The non-rated senior subordinated notes were issued by McFarland State Bank, a subsidiary of Northern Bankshares, Inc. After a significant loss during 2010, Johnson Financial Group, Inc. elected to defer payments of interest on their trust preferred security issue, causing us to classify the $750 par value investment as a nonperforming asset. During 2012, the owners of Johnson Financial Group recapitalized Johnson Bank under an agreement with regulators and repaid all past due interest. We regularly review the financial performance of the banks associated with our trust preferred and senior subordinated note investments. None of the securities were considered other than temporarily impaired at December 31, 2013.

At December 31, 2013, securities fair value was 100.1% of amortized cost compared to 102.9% of amortized cost at December 31, 2012. Unrealized fair value gains over historical amortized cost declined during 2013 due to an increase in market interest rates and continued amortization of the unrealized gain on securities that existed on the transfer to held to maturity status during 2010. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information on the transferred securities. The net unrealized gain on securities transferred to securities held to maturity and recorded as a component of stockholders’ equity was $614, net of taxes of $398 at December 31, 2013. The net unrealized gain on securities available for sale, recorded as a component of stockholders’ equity, was $3, net of deferred taxes of $2 at December 31, 2013. Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital as calculated under current banking regulations. We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals, or if the sale is beneficial to our interest rate risk and return profile. Periods of rising interest rates will decrease the fair value of fixed rate securities in our portfolio and associated unrealized gains, negatively impacting net book value per share.

2012 compared to 2011

During 2012, our investment in U.S. agency debentures and obligations of states and political subdivisions increased as reflected in Table 24 above due to the purchase of Marathon’s security portfolio. The nonrated commercial paper reflected in the Table 24 above were 30 to 60 day maturity paper purchased through a regional correspondent bank who also served as the issuer’s lead bank. All of the paper was issued by publicly traded companies on which we performed individual credit analysis with a maximum investment of $2 million per issuer. While unrated, these short-term investments are considered to carry very low credit risk. Total investment in collateralized mortgage obligations (“CMOs”) increased while mortgage backed securities (“MBS”) declined because cash flow repayment of CMOs is expected to display less volatility in a rising rate environment than MBS. Although the average yield on CMO is generally less than with MBS, lower volatility reduces interest risk in the balance sheet as a whole in a rising rate environment.

Included with obligations of states and political subdivisions in Table 24 are Qualified School Construction bonds with book value of $4,610 at December 31, 2012 and $4,803 at December 31, 2011. At December 31, 2012, this portfolio carried a tax adjusted yield of 4.96% and an average stated maturity of approximately 5.1 years and were considered a general obligation of the issuing local government authority.

Our non-rated trust preferred securities were issued by three banks headquartered in Wisconsin including Johnson Financial Group, Inc., River Valley Bancorporation, Inc., and Northern Bankshares, Inc. The non-rated senior subordinated notes were issued by McFarland State Bank, a subsidiary of Northern Bankshares, Inc. After a significant loss during 2010, Johnson Financial Group, Inc. elected to defer payments of interest on their trust preferred security issue, causing us to classify the $750 par value investment as a nonperforming asset. During 2012, the owners of Johnson Financial Group recapitalized Johnson Bank under an agreement with regulators and repaid all past due interest. None of the securities were considered other than temporarily impaired at December 31, 2012.

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

Loans Receivable

Total loans as presented in Table 26 include loans held for sale to the secondary market and expected final fully disbursed principal on construction loans not yet fully disbursed at year-end.

Table 26: Loan Composition

	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
As of December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial,
industrial, municipal,
and agricultural	$130,220	24.88%	$132,633	26.90%	$127,192	28.26%	$129,063	29.00%	$132,542	29.53%

Commercial real
estate mortgage	212,850	40.67%	183,818	37.27%	184,360	40.96%	180,937	40.65%	178,071	39.67%

Construction and
development
(commercial and
residential)	31,949	6.10%	43,729	8.87%	33,497	7.44%	35,310	7.93%	43,246	9.63%

Residential real
estate mortgage	123,980	23.69%	105,579	21.41%	78,114	17.35%	71,675	16.10%	66,879	14.90%

Residential real
estate mortgage
held for sale	150	0.03%	884	0.18%	39	0.01%	436	0.10%	—	0.00%

Residential real
estate home equity	20,677	3.95%	21,756	4.41%	23,193	5.15%	23,774	5.34%	23,769	5.30%

Consumer and
individual	3,567	0.68%	4,715	0.96%	3,732	0.83%	3,929	0.88%	4,355	0.97%

Totals	$523,393	100.00%	$493,114	100.00%	$450,127	100.00%	$445,124	100.00%	$448,862	100.00%

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

Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $31,949 at December 31, 2013, and $43,729 at December 31, 2012 (including loan principal not yet disbursed) and represented 6.1% of total gross loans at December 31, 2013 compared to 8.9% at December 31, 2012. Commercial real estate loans, including disbursed commercial construction and land development loans, were equal to 395% of total common stockholders’ equity at December 31, 2013 compared to 385% of total common stockholders’ equity at December 31, 2012. However, our commercial real estate concentration has declined steadily during the past several years and averaged 406%, 441%, and 477% of common stockholder equity during 2011, 2010, and 2009, respectively. We consider commercial real estate lending to be a core product and expect to maintain a high concentration during 2014. Our experience in such lending allows us to minimize credit risk with annual net charge-offs on commercial real estate lending ranging from 0.06% to 0.48% of the average commercial real estate portfolio during the five years ended December 31, 2013. The large grain loss recorded during 2013 was not related to our commercial real estate lending activities.

As part of the asset/liability and interest rate sensitivity management strategy, we generally do not retain long-term 20 to 30 year fixed rate mortgages in our own portfolio. Therefore, it is our practice to sell the majority of long-term fixed rate mortgage loan originations to secondary market agencies in exchange for a fee. From time to time, we retain second mortgage loans, on certain high value homes requiring total financing above the conforming secondary market limit, after selling the first mortgage into the secondary market. In addition, some local borrowers require mortgage financing that does not fit one of the secondary market programs, cannot qualify for secondary market financing because they cannot obtain a qualifying appraisal due to lack of comparable sales, or the borrower prefers us to hold the loan in our own portfolio. First and second mortgage loans on the balance sheet generally carry fixed rate balloon payment terms of five years or less. During 2014, regulatory changes defining “qualifying” residential mortgages will cause us to convert existing balloon residential mortgages to adjustable rate mortgages upon maturity and to originate new mortgages held within our portfolio as adjustable rate mortgages rather than as balloon mortgages. Similar to the existing balloon mortgages, we expect the fixed rate period on the new adjustable rate mortgages to be five years or less.

Consumer and individual loans include short-term personal loans, automobile and recreational vehicle installment loans. Home equity lines of credit are often used by customers for retail purposes but are classified in Table 26 above separately from consumer and individual loans. We experience extensive competition from local credit unions offering low rates on installment loans delivered through income tax advantaged lower cost channels making consumer installment loan originations less profitable for us after incurring our income tax expense. Therefore, we direct our resources toward more profitable lending categories such as residential mortgages and commercial related lending.

2013 compared to 2012

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial loans, commercial real estate loans, and commercial construction and development loans, representing approximately 68% of total loans at December 31, 2013 compared to 70% of total loans at December 31, 2012. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 6.1% of total loans receivable at December 31, 2013 compared to 8.9% at December 31, 2012. Loans in our construction and development classification are primarily short-term loans that provide financing for the construction of single family homes, multi-family apartment complexes, or construction of commercial real estate for office space or retail sales delivery. We retain permanent financing on these projects following completion of construction in many cases and will not enter into a construction loan relationship unless we are able and wish to retain the permanent financing. New residential construction loans are typically sold in the secondary market upon completion of construction.

Our markets have traditionally supplied opportunities for loan growth. Loan participations purchased were $27,404 and $20,601 at December 31, 2013 and December 31, 2012, respectively, representing 5.2% and 4.2% of total loans as shown in Table 26. During 2013, we purchased $3,069 of loans related to elder care facilities and $4,395 of loans collateralized by mobile home park real estate located in North Carolina which were purchased from another community bank in Wisconsin with whom we have several loan participations and were able to participate in underwriting the credit. These purchased loans were a significant source of our commercial related loan growth during 2013. The majority of our purchased loan participations are arrangements with other banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At December 31, 2013, only $407 of loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin compared to $529 at December 31, 2012.

Since 2010, local loan growth opportunities have been limited resulting in sporadic or limited net commercial loan growth. Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial deposit growth look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (the acquirer of M&I Bank and the bank having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank appear to have relaxed credit terms for high credit quality borrowers and lowered lending interest rate spreads in an effort to aggressively increase their loan market share. In addition, local demand for commercial capital expansion remains low. We expect strong competition to continue during 2014 which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support loan growth, we expect to continue to grow purchased loan participations from other banks in Wisconsin during 2014.

During 2013 and 2012, to support loan growth and invest low yielding liquid cash and cash equivalents, we maintained a program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten with the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during the year ended December 31, 2012. We discontinued this program during 2013 but during the year originated approximately $16.5 million in additional residential mortgage loans at a 2.69% weighted average interest rate. At December 31, 2013, $38.6 million of total principal under this 2012 and 2013 program remained on the balance sheet at a 2.82% weighted average interest rate. This in-house fixed rate mortgage program contributed to the net increase in residential mortgage loans in Table 26 above. This program was discontinued during 2013 as excess liquidity declined, commercial related loan growth was available at favorable pricing, and long term market interest rates and potential interest rate risk increased. Retaining residential mortgage loans on the balance sheet, instead of selling them to the secondary market, increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

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

Loan participations purchased were $20,601 and $12,196 at December 31, 2012 and December 31, 2011, respectively, representing 4.2% and 2.7% of total loans as shown in Table 26. During 2012, purchased loan participations increased $8,108 from a loan participation purchased from BMO Harris Bank with a customer operating in our market collateralized by local owner occupied commercial real estate. This purchased loan was a significant source of our commercial related loan growth during 2012. At December 31, 2012, $529 of loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin compared to $541 at December 31, 2011.

To support loan growth and invest deposits previously held in low yielding overnight funds, we maintained a temporary program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice as described previously. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during 2012 of which $25.1 million of principal at a 2.91% weighted average interest rate was outstanding at December 31, 2012.

Loans Receivable Maturities

Table 27 categorizes loan principal by scheduled maturity at December 31, 2013, and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers and industry groups. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2013, no concentrations existed in our portfolio in excess of 10% of total loans except for a geographical concentration of borrowers and collateral located in Marathon County, Wisconsin in which we have the majority of our branches and operations representing the majority of our loan portfolio.

Table 27: Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2013:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$71,610	$48,888	$9,722
Commercial real estate mortgage	44,504	148,066	20,280
Real estate construction	24,024	7,496	429
Residential real estate mortgage	11,891	38,661	73,428
Residential real estate mortgage held for sale	150
Residential real estate home equity	—	20,677	—
Consumer and individual	1,006	2,494	67

Totals	$153,185	$266,282	$103,926

Fixed rate		$230,632	$91,080
Variable rate		35,650	12,846

Totals		$266,282	$103,926

Deposits

Core retail deposits are our largest source of funds. We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100. Core retail deposits represented 66.6% and 64.9% of total assets as of December 31, 2013 and 2012, respectively. In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 6.5% and 6.8% of total assets at December 31, 2013, and 2012, respectively. Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid. Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Table 28 outlines the average distribution of deposits during the three years ending December 31, 2013.

Table 28: Average Deposits Distribution

	2013		2012		2011
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest-bearing demand deposits	$82,506	n/a	$73,135	n/a	$57,942	n/a

Interest-bearing demand and savings deposits	172,249	0.22%	154,428	0.51%	126,944	0.87%

Money market demand deposits	121,351	0.33%	110,587	0.53%	100,089	0.81%

Retail and local time deposits	105,462	1.01%	110,488	1.10%	97,042	1.76%

Wholesale and national time deposits	58,930	2.02%	65,699	2.40%	74,158	2.43%

Totals	$540,498	0.56%	$514,337	0.81%	$456,175	1.19%

Average retail and local deposit growth	7.34%		17.44%		1.24%
Average total deposit growth	5.09%		12.75%		-0.01%

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters. Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $6,906 during 2013, $11,681 during 2012, and $16,384 during 2011. Average CDARS balances have declined in recent years as local municipalities that fueled 2010 CDARS growth seeking 100% FDIC protection withdrew balances for operational needs as well as to invest in other deposit products outside the CDARS program for higher yields. For regulatory purposes, CDARS deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings. However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis. Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section. Total CDARS deposits totaled $4,292 and $8,825 at December 31, 2013 and 2012, respectively.

Table 29 provides a breakdown of deposit categories as of December 31, 2013 and 2012.

Table 29: Period-End Deposit Composition

As of December 31,	2013		2012
	$	%	$	%

Non-interest bearing demand	$102,644	17.8%	$89,819	15.9%
Interest-bearing demand and savings	176,427	30.5%	185,203	32.8%
Money market deposits	136,797	23.7%	124,501	22.0%
Retail time deposits less than $100	57,897	10.0%	62,756	11.1%

Total core deposits	473,765	82.0%	462,279	81.7%
Retail time deposits $100 and over	46,390	8.0%	48,706	8.6%
Broker & national time deposits less than $100	542	0.1%	739	0.1%
Broker and national time deposits $100 and over	56,817	9.9%	53,718	9.5%

Totals	$577,514	100.0%	$565,442	100.0%

Table 30 provides a summary of changes in key deposit categories during 2013 and 2012.

Table 30: Change in Deposit Composition

			% Change from prior year
At December 31,	2013	2012	2013	2012

Total time deposits $100 and over	$103,207	$102,424	0.8%	-14.5%
Total broker and wholesale deposits	57,359	54,457	5.3%	-27.0%
Total retail time deposits	104,287	111,462	-6.4%	21.5%
Core deposits, including money market deposits	473,765	462,279	2.5%	28.1%

Table 31 outlines maturities of time deposits of $100 or more, including broker and retail time deposits as of December 31, 2013 and 2012.

Table 31: Maturity Distribution of Certificates of Deposit of $100 or More

	2013		2012
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$13,940	1.11%	$15,930	1.10%
Over 3 months through 6 months	8,510	1.04%	17,745	2.04%
Over 6 months through 12 months	21,944	1.28%	23,470	1.25%
Over 1 year through 5 years	55,907	1.84%	45,279	2.18%
Over 5 years	2,906	2.69%	—	0.00%

Totals	$103,207	1.58%	$102,424	1.77%

2013 compared to 2012

Total deposits increased $12,072, or 2.1%, to $577,514 at December 31, 2013 compared to $565,442 at December 31, 2012. Local deposits increased $9,170, or 1.8%, while out of area and brokered deposits increased $2,902, or 5.3%. Non-interest bearing demand deposits increased $12,825, or 14.3%, led by commercial demand deposit growth. Interest-bearing demand and money market deposits increased $3,520, or 1.1%, including a $7,290 decline in Rewards Checking balances, which ceased being sold by us during 2011. Interest-bearing demand and money market balances excluding Rewards Checking increased 4.1%. Reward Checking balances at December 31, 2013 totaled $36,452. We expect Reward Checking customer balances to continue to decline during 2014, but less than the $7,290 decline seen during 2013. Retail and local certificates of deposit declined $7,175, or 6.4%, primarily from $7,710 of net deposit run-off from the purchased Marathon location as acquired Marathon location certificates matured into normal local market rates.

Deposits held for municipalities were $41,060 at December 31, 2013, up $5,423, or 15.2%, from $35,637 at December 31, 2012 primarily from growth in our high yield uncollateralized municipal money market account. Many of our municipalities had higher December 31 balances from seasonal property tax collection activity. At December 31, 2013 we held $47.5 million of total nonmaturity deposits and overnight repurchase agreement amounts from our ten largest deposit customers, making up approximately 9% of our total local deposits and overnight repurchase agreements. Many of the balances at year-end were seasonal deposits and expected to be withdrawn during the first several months of 2014 but contributed to the large cash and cash equivalents balance at December 31, 2013.

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

Deposits held for municipalities were $35,637 at December 31, 2012, up $3,492, or 10.9%, from $32,145 at December 31, 2011 primarily from addition of Marathon’s municipal deposit customers. Many of our municipalities had higher December 31 balances from seasonal property tax collection activity. At December 31, 2012 we held $40.6 million of total nonmaturity deposits and overnight repurchase agreement amounts from our ten largest deposit customers, making up approximately 8% of our total local deposits and overnight repurchase agreements. Many of the balances at year-end were seasonal deposits withdrawn during the first several months of 2013 but contributed to the large cash and cash equivalents balance at December 31, 2012.

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

The primary short-term and long-term funding sources we use other than retail deposits include federal funds purchased from other correspondent banks, advances from the FHLB, and issuance of brokered and national time deposits. Table 33 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2013 and 2012. Currently unused but available funding sources along with a significant amount of overnight liquid funds at December 31, 2013 are considered sufficient to fund anticipated 2014 asset growth, repay maturing liabilities, and manage customer deposit demands and withdrawals.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. Table 32 below provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 32: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment
Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Fed Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 33 summarizes the availability of various wholesale funding sources at December 31, 2013 and 2012.

Table 33: Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2013		December 31, 2012
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$—	$28,000	$—
Federal Reserve discount window advances	89,875	—	70,141	—
FHLB advances under blanket mortgage lien	54,944	38,049	38,797	50,124
Repurchase agreements and other FHLB advances	35,822	20,441	44,634	20,728
Wholesale and national deposits	84,949	57,359	87,936	54,457
Holding company secured line of credit	3,000	—	3,000	—

Totals	$296,590	$115,849	$272,508	$125,309

Funding as a percent of total assets	41.7%	16.3%	38.3%	17.6%
Percentage of gross available funding used at period-end		28.1%		31.5%

The following discussion examines each of the available but unused funding sources listed in Table 31 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

2013 compared to 2012

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 13% at December 31, 2013 and December 31, 2012, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2012 and 2013, and as of December 31, 2013, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $89,875 at December 31, 2013 based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during 2013 or 2012.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,556 capital stock investment, total FHLB advances in excess of $51,124 require us to purchase additional FHLB stock equal to 5% of the advance amount. At December 31, 2013, $5,206 of advances were available from the FHLB without the purchase of additional FHLB stock. Further advances of the remaining $49,738 available at December 31, 2013 would have required us to purchase additional FHLB stock totaling $2,487. At December 31, 2012, no advances were available without the purchase of additional FHLB stock. FHLB stock currently pays an annualized dividend of .45% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we were subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at both December 31, 2013 and December 31, 2012. The FHLB conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at December 31, 2013 or December 31, 2012.

In connection with the lifting of their regulatory consent order, the FHLB of Chicago announced a capital stock conversion plan and repurchased $1,038 of our stock in 2013 and $744 of our stock during 2012. A member must continue to hold capital stock no less than 5% of outstanding FHLB advances. Our FHLB capital stock shares are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At December 31, 2013, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $5,441 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2012, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $7,228 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At December 31, 2013, $35,822 of additional FHLB advances were available based on pledging of securities if an additional $1,791 of member capital stock were purchased. At December 31, 2012, $44,634 of additional FHLB advances were available based on pledging of securities if an additional $2,232 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $84,949 at December 31, 2013 and $87,936 at December 31, 2012. Brokered and national certificates were 8.1% and 7.6% of assets at December 31, 2013 and December 31, 2012, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at December 31, 2013 and December 31, 2012. No amounts were drawn on the line at December 31, 2013 or 2012. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $1,500 of debt financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At December 31, 2013 and December 31, 2012, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2014.

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

2012 compared to 2011

Overnight federal funds purchased

Our aggregate federal funds purchased availability totaled $28,000 from three correspondent banks at December 31, 2012 and 2011, and no amounts were drawn on these federal funds lines at those dates. Our subsidiary bank’s composite ratio was approximately 13% at December 31, 2012 and 16% at December 31, 2011, respectively, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We maintained a $100,000 line of credit with the Federal Reserve Discount Window supported by a pledge of both commercial and commercial real estate loans to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2012, the annualized interest rate applicable to Discount Window advances was .75%. We were limited to a maximum advance of $70,141 and $100,000 at December 31, 2012 and December 31, 2011, respectively, based on the BIC loan collateral pledged. No Discount Window advances were used during 2012 or 2011. Since we did not actively use the line, we pledged fewer commercial related loans under the Discount Window program during 2012, which reduced our availability under the line compared to 2011.

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

Repurchase agreements and FHLB advances collateralized by investment securities

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

Wholesale market deposits

Our internal policy that limits use of brokered deposits to 20% of total assets, gave us availability of $87,936 at December 31, 2012 and $50,007 at December 31, 2011. Brokered and national certificates were 7.6% and 12.0% of assets at December 31, 2012 and December 31, 2011, respectively. Increased brokered deposit availability came with increased asset size following the Marathon purchase. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Following our purchase of Marathon State Bank, our reliance on brokered deposits declined as excess cash and cash equivalents from their deposits and maturing investment securities were used to repay maturing brokered deposits.

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

No Risk Level triggers were exceeded at December 31, 2013 or December 31, 2012 and no liquidity stress levels were considered to exist at those dates. During 2011, we increased our “Risk Level 1” trigger points related to commercial and industrial loans and commercial real estate loans relative to capital. The Risk Level 1 trigger for commercial and industrial loans was increased from 200% of capital at December 31, 2010 to 250% of capital as of December 31, 2011. Likewise, the Risk Level 1 trigger for commercial real estate loans was increased from 300% at December 31, 2010 to 350% at December 31, 2011. These increases were considered appropriate due to our concentration on commercial related lending to local borrowers and relatively low levels of capital, and therefore we consistently exceeded these triggers at the prior year levels. However, we have historically experienced net loan charge-offs on commercial related lending less than similar sized banks and do not consider this mix of loans to signify an undercapitalized position.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 11.6%, 14.4%, and 7.9% at December 31, 2013, 2012, and 2011, respectively. The basic surplus increased significantly at December 31, 2012 compared to 2013 and 2011 due to the purchase of Marathon and its large cash and unencumbered investment security position in addition to our growth in residential mortgage loans added to the balance sheet which were available for pledging under the FHLB blanket lien.

CAPITAL RESOURCES

Increased retained earnings from net income after payment of dividends is our primary source of capital to support asset growth. During the three years ended December 31, 2013, total stockholders’ equity increased $10,063, or 26.5%. During this period, retained net income after payment of shareholder dividends represented $12,364 of this growth in equity which was primarily offset by a decline in unrealized gains on securities available for sale, which declined $2,179. Assuming a baseline equity to assets ratio of 8%, this growth in equity during the past three years would have supported maximum total asset growth of $125,788 ($10,063 equity growth divided by 8% assumed capital ratio). A detailed listing of stockholders’ equity activity during the three years ended December 31, 2013 may be found in Item 8, Consolidated Statements of Changes in Stockholders’ Equity. Average tangible common stockholders’ equity to total assets was 8.16% during 2013, 8.04% during 2012, and 8.11% during 2011. Projected 2014 earnings combined with expected asset growth, including the planned purchase of The Baraboo National Bank Rhinelander branch office is expected to result in average common stockholder’s equity to total assets of approximately 8.00% during 2014.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income, represented approximately $0.37, or 1.1% of total net book value per share at December 31, 2013 compared to $1.10, or 3.3% of total net book value per share at December 31, 2012. As market interest rates increased during the second half of calendar 2013, unrealized gains on fixed rate investment securities declined, which reduced equity since changes in unrealized gains on securities available for sale are recorded through equity. If market rates continue to increase in the future, existing unrealized gains on our fixed rate investment portfolio would further decline, negatively impacting total stockholders’ equity and net book value per share.

During 2013, we issued 8,076 shares of restricted stock having a grant date value of $210 to certain key employees as a retention tool and to align employee performance with shareholder interests, compared to 8,895 shares of restricted stock having a grant date value of $200 issued during 2012. The shares vest over a six year service period using a straight-line method and unvested shares are forfeited if the employee is no longer employed by the Bank. Refer to Note 19 of the Notes to Consolidated Financial Statements for more information on the restricted stock plan and related activity. Total restricted stock plan expense recognized was $145, $105, and $78, during 2013, 2012, and 2011, respectively.

We purchased 10,030 shares of our common stock on the open market at an average price of $26.78 per share during 2013. We purchased 10,210 shares of our common stock on the open market at an average price of $25.68 per share during 2012. No shares were repurchased during 2011 or 2010 as we sought to conserve capital for growth, merger and acquisition activity, repayment of our 8% senior subordinated notes, and expected increases to regulatory capital ratio minimums. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital, such as trust preferred offerings like our $7. 7 million junior subordinated debentures, are no longer available. The banking industry continues to place a premium on capital and we expect to refrain from significant treasury stock repurchases during 2014 and to reserve capital primarily for acquisition activities.

We declared a 5% stock dividend to shareholders on June 19, 2012 to celebrate the 50th anniversary of our subsidiary Peoples State Bank, which was paid in additional shares of our common stock on July 30, 2012 to shareholders of record on July 16, 2012. All references to per share information in this Annual Report on Form 10-K have been updated to reflect the 5% stock dividend.

We are also required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Table 34 presents a reconciliation of stockholders’ equity as presented in the consolidated balance sheets for the three years ended December 31, 2013 to regulatory capital. We were considered “well capitalized” under applicable capital regulations at December 31, 2013, 2012, and 2011. Refer to Item 8, Note 20 of the Notes to Consolidated Financial Statements for these regulatory requirements and our current capital position relative to these requirements. Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which have been an important source of funding.

For regulatory purposes, certain long-term debt may be reclassified as regulatory capital. At December 31, 2013, our $7.7 million in floating rate junior subordinated debentures maturing in September 2035 were considered Tier 1 regulatory capital. The floating payments required by the junior debentures have been hedged with a fixed rate interest rate swap resulting in a total fixed interest cost of 4.42% through September 2017. At December 31, 2012 and 2011, we had two subordinated debt issues that were considered regulatory capital including the $7.7 million junior subordinated debentures and $7 million of 8% senior subordinated notes maturing July 2019. During 2013, we refinanced the $7 million of 8% senior subordinated notes with a $2 million floating rate correspondent bank note and a new $4 million 3.75% fixed rate senior note due February 2018 issued to three of our directors and a large local shareholder. We also paid down $1 million of the debt with existing cash on hand at December 31, 2012. The refinancing saved $340 of interest expense during 2013 compared to 2012. However, the structure of the refinance did not permit any of the $6 million in new notes to be considered as total regulatory capital as were the prior $7 million 8% senior notes due July 2019.

During 2013, the banking regulatory agencies finalized new regulatory capital rules that will increase our capital needs beginning January 1, 2015. The new rules are outlined under Item 1 of this Annual Report on Form 10-K, in Regulation and Supervision under Capital Adequacy. In addition, the minimum capital ratios to be considered well capitalized and to cover the newly required “capital buffer,” would be 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from 5.00%, 6.00%, and 10.00%, respectively under current capital regulation.

The most significant factors of the rules changes include:

•	Requirement to meet minimum capital ratios for a new regulatory capital ratio defined as the “Common equity Tier 1 capital ratio”.
•	Institution of a new “capital conservation buffer” which provides a buffer between the minimum regulatory capital ratios to be considered “adequately capitalized” and capital ratios that allow the bank to pay certain levels of shareholder dividends, purchase treasury stock, or fund certain executive management incentive plans.
•	Potential imitations on mortgage servicing right assets and deferred income tax assets allowed as regulatory capital as well as a greater risk weight applied to the amount allowed for regulatory capital purposes.
•	Past due loans would be subject to a 150% risk weighting, up from the 100% risk weighting currently applied.
•	Unused lines of credit not unconditionally cancellable by the bank would be subject to a 20% risk weighting, up from the 0% risk weighting current applied.

If the new capital rules were applied to our existing consolidated December 31, 2013 regulatory capital position and made effective immediately, the proforma new capital ratios are projected to change as follows:

	Actual as of:	Proforma as of:	Targeted minimum
	Dec 31, 2013	Dec 31, 2013	with capital buffer

Tier 1 leverage ratio to average assets	9.06%	9.06%	6.50%
Common equity Tier 1 ratio (new)	n/a	10.62%	7.00%
Tier 1 risk adjusted capital ratio	12.63%	12.04%	8.50%
Tier 2 total risk adjusted capital ratio	13.88%	13.29%	10.50%

We continue to internally review the timing and extent of the proposed changes on our regulatory capital position and the final capital ratios at January 1, 2015, may be different than the proforma capital ratios shown above. Increased regulatory capital requirements could impact our ability to pay shareholder cash dividends, repurchase shares of treasury stock, or the pace of which we could grow in assets, both organically and via merger and acquisition activities. While we do not expect to be required to raise common stock capital solely to meet these new requirements, the new rules would increase the likelihood we would need capital through the issuance of new common stock if we continued merger and acquisition activity for growth. Because the market price of our stock currently trades at less than our book value, issuance of new common stock shares, such as for an acquisition, could dilute the book value per share of existing shareholders.

Table 34: Capital Ratios

At December 31,	2013	2012	2011

Stockholders’ equity	$56,753	$54,447	$50,362
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(170)	(123)	(121)
Accumulated other comprehensive (income) loss	(349)	(1,394)	(1,934)

Tier 1 regulatory capital	63,734	60,430	55,807
Senior subordinated notes	—	7,000	7,000
Add: allowance for loan losses	6,314	6,206	5,745

Total regulatory capital	$70,048	$73,636	$68,552

Average tangible assets	$703,261	$689,974	$602,071

Risk-weighted assets (as defined by current regulations)	$504,561	$495,287	$457,443

Tier 1 capital to average tangible assets (leverage ratio)	9.06%	8.76%	9.27%
Tier 1 capital to risk-weighted assets	12.63%	12.20%	12.20%
Total capital to risk-weighted assets	13.88%	14.87%	14.99%

Capital Ratios – Peoples State Bank – Subsidiary Bank:

Tier 1 capital to average tangible assets (leverage ratio)	9.39%	9.35%	9.99%
Tier 1 capital to risk-weighted assets	13.10%	13.11%	13.13%
Total capital to risk-weighted assets	14.35%	14.36%	14.39%

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

Table 35: Calculation of “Texas Ratio” (a non-GAAP measure) as of December 31,

(dollars in thousands)	2013	2012	2011

Total nonperforming assets	$10,389	$12,454	$17,883

Total stockholders’ equity	$56,753	$54,447	$50,362
Less: Mortgage servicing rights, net (intangible assets)	(1,696)	(1,233)	(1,205)
Less: Preferred stock capital elements	—	—	—
Add: Allowance for loan losses	6,783	7,431	7,941

Total tangible common stockholders’ equity and reserves	$61,840	$60,645	$57,098

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	16.80%	20.54%	31.32%

OFF-BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to 2009. At December 31, 2013, our credit guarantee covered $23,709 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,593 on foreclosure of loans within this pool. Refer to Item 8, Notes 5, 7, and 18 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market experiences housing price changes similar to the state of Wisconsin as a whole, and we do not have a significant reliance on vacation homes located in our northern markets. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program. At December 31, 2013, the average remaining first mortgage principal balance for loans on which we provided the credit enhancement was $66.

Ten years after the original pool master commitment date, the FHLB First Loss Account and our Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. These factors are further reset every subsequent five years until the pool is repaid. During 2012, a MPF 125 program pool reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 36. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for July 2017.

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $864 at December 31, 2013 and $1,859 at December 31, 2012 and 2011. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 36.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 18 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Use of Interest Rate Swap Derivatives

During 2011, we began sale of a new product that allowed certain adjustable rate commercial loan customers to fix their interest rate with an interest rate swap. Refer to Item 8, Note 14 of the Consolidated Financial Statements for details on the program. There were $14,323 and $14,979 of interest rate swaps associated with customer floating rate commercial loan principal at December 31, 2013 and 2012, respectively, under the program.

We also maintain an interest rate swap to convert floating interest payments on our $7.7 million junior subordinated debentures to a fixed rate which matures during September 2017. Refer to Note 14 of the Notes to Consolidated Financial Statements for further information on this swap, which is designated as a cash flow hedge of interest rate payments.

Residential Mortgage Loan Servicing

We service $272,280 and $269,554 of residential real estate loans which have been sold to the FHLB and FNMA at December 31, 2013 and 2012, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. Mortgage loan servicing fees are an important source of mortgage banking income. Refer to Item 8, Note 7 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA. Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. Provision for mortgage banking losses from required repurchase was $294, $28, and $38 during 2013, 2012, and 2011, respectively. We have provided a liability of $108 at December 31, 2013 for potential future representation and warranty losses.

Table 36 summarizes the various programs and investors for which we serviced loans as of December 31, 2013 and 2012.

Table 36: Residential Mortgage Loan Servicing for Others

At December 31, 2013:
			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$8,493	184	5.38%	128	$94	$291	$19	0.22%
FHLB MPF 125	18,748	226	5.75%	81	855	1,302	77	0.41%
FHLB XTRA	185,283	1,472	3.75%	27	n/a	n/a	1,133	0.61%
FNMA	59,756	409	3.50%	15	n/a	n/a	467	0.78%

Totals	$272,280	2,291	3.88%	31	$949	$1,593	$1,696	0.62%

At December 31, 2012:
			Weighted	Avg. Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$12,328	247	5.38%	116	$94	$291	$21	0.17%
FHLB MPF 125	23,695	272	5.75%	74	1,851	1,474	66	0.28%
FHLB XTRA	194,710	1,507	3.88%	21	n/a	n/a	909	0.47%
FNMA	38,821	274	3.44%	13	n/a	n/a	237	0.61%

Totals	$269,554	2,300	4.05%	29	$1,945	$1,765	$1,233	0.46%

During 2013 and 2012, certain 15 year fixed rate residential mortgage loans normally sold to the secondary market were retained within our loan portfolio as discussed previously under the section labeled, “Asset Growth and Liquidity” in this Annual Report on Form 10-K. Because market mortgage interest rates increased during 2013, secondary market mortgage origination activity could decline and customer repayments on existing serviced loans could cause serviced loan principal could decline during 2014 compared to 2013.

Contractual Obligations

We are a party to various contractual obligations requiring use of funds as part of our normal operations. Table 37 outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Nonmaturity deposits and overnight federal funds purchased and overnight repurchase obligations are not included in Table 37 because they are not classified as long-term obligations. Most of these obligations shown in the Table, including FHLB advances and time deposits, are routinely refinanced into a similar replacement obligation without requiring any substantial outflow of cash. However, renewal of these obligations is dependent on our ability to offer competitive market equivalent interest rates or availability of collateral for pledging such as retained mortgage loans or securities as in the case of advances from the FHLB. Our funds management policy includes a formal liquidity contingency plan to identify low cost and liquid funds available in the event of a liquidity crisis as outlined under the section labeled, “Asset Growth and Liquidity” in this Annual Report on Form 10-K. Except for contractual deferred compensation agreement payments, the obligations shown in Table 37 do not include payments for interest.

Table 37: Long-Term Contractual Obligations at December 31, 2013

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Federal Home Loan Bank advances	$38,049	$36,049	$—	$2,000	$—
Long-term other borrowings	15,000	9,000	500	5,500	—
Junior subordinated debentures	7,732	—	—	—	7,732
Senior subordinated notes	4,000	—	—	4,000	—
Deferred compensation agreements	3,155	223	200	256	2,476
Post-retirement health insurance benefits plan	32	5	10	6	11
Long-term charitable contribution commitments	16	5	11	—	—
Branch bank operating lease commitments	24	24	—	—	—

Total long-term contractual obligations before time deposits	68,008	45,306	721	11,762	10,219
Time deposits	161,646	82,077	41,761	34,902	2,906

Total long-term contractual obligations including time deposits	$229,654	$127,383	$42,482	$46,664	$13,125

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

Inherent loss reserves are assigned as a percentage of estimated loss on principal within each category and are based on the following historical and subjective factors:

•	Weighted average historical net charge-off of principal by category during the past 12 quarters.
•	Our written policy regarding the provision and maintenance of appropriate allowance for loan losses allows an exceptionally significant and non-recurring loan charge-off or recovery to be noted in the written policy and then excluded from determination of historical net charge-offs used for estimating inherent loss reserves if inclusion of the special charge-off or recovery in the calculation would significantly overstate or understate appropriate allowance levels based on current risk factors. Based on our review of the 2013 large grain charge off of $3,340 related to customer fraud and consideration of related potential credit risk within our portfolio for customers with similar risk factors (as outlined following Table 14 under the subheading Credit Quality and Provision for Loan Losses), we consider the $3,340 loss to meet the exceptional requirements to be excluded from historical losses as provided for by policy. Therefore, during 2013, our written policy was updated to address this loss and the justification for its exclusion from historical net losses in the allowance for loan losses calculation. Exclusion of this loss from the December 31, 2013 allowance calculation reduced the calculated allowance for loan losses by $1,383 before an estimated income tax benefit of $545. If this policy action had not been taken, the December 31, 2013 allowance for loan losses would have increased by $1,383, and 2013 net income would have decreased by $838. However, if the policy action had not been taken, we believe the proforma calculated allowance would have been significantly overstated at December 31, 2013 because we did not identify similar risk of loss in our review of other borrowers within our loan portfolio as led to the $3,340 charge off during 2013.
•	Additional contingency reserves based on subjective assessment of external factors including: changes in economic conditions, changes in nature/volume of portfolio, changes in collateral values, changes in regulatory requirements, and changes in peer data.
•	Additional contingency reserves based on subjective assessment of internal factors including: changes in bank policies, changes in underwriting criteria, changes in volume of past due loans, changes in internal local review processes, and management turnover.

Inherent loss reserves for loan categories graded 5 (watch) and grade 6 (substandard) are provided additional contingency reserves beyond those described above to reflect the emerging credit risk represented by loans within these categories. These additional contingency reserves are based on the average specific reserves calculated for impaired loans by category at period end. Grade 5 (watch ) loans are assigned an additional contingency reserve equal to 25% of the average reserve allocation percentage given to impaired loans (Grade 7) within that loan category. Grade 6 (substandard) loans are assigned an additional contingency reserve equal to 50% of the average reserve allocation percentage given to impaired loans (Grade 7) within that loan category.

Specific reserves are calculated on each individual borrower by estimating future cash flows associated with borrower payments and foreclosure value of collateral associated with the loan. Cash flows expected from foreclosure of collateral are discounted for closing costs and based on estimated current collateral and property values. Estimated cash flows are discounted by the loan contract rate to determine the present value of future cash flows. For loans considered to be restructurings of troubled debt, the cash flows are discounted using the loan contract rate in place prior to any loan modifications. Loans considered collateral dependent are assigned reserves based on the net cash value of collateral without consideration of discounted estimated cash flows.

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories. As of December 31, 2013 and 2012, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments. Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses. For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates as described above were 25% greater than those currently applied to meet reserve needs, the December 31, 2013 allowance for loan losses would have increased $844 (12.4%) and have decreased 2013 net income by approximately $512 after income taxes.

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status (grade 7) could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis. For example, at December 31, 2013, if all of the loans graded 6 (substandard) and 50% of loan principal graded 5 (watch) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at December 31, 2013 would have increased $658 (9.7%) and decreased 2013 net income by approximately $399 after income taxes.

Mortgage Servicing Rights

As required by current accounting standards, we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and perform maintenance activities in exchange for an annual servicing fee of .25% of average serviced mortgage principal on loans in which the principal has been sold to the FHLB or other secondary market investors. Our initial value of servicing rights is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates. In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan by the value of the initial MSR. If the actual value was less than we recorded, such as if the estimated future servicing period or average serviced principal was less than estimated, the gain recorded on origination of the MSR would be overstated. Recognition of impairment of excess mortgage servicing rights would decrease income, causing our accounting for mortgage servicing rights to be a critical accounting policy. For example, if the actual value of initial MSR on 2013 secondary market sales were 25% less than that recorded, gain on sale of loans (a component of mortgage banking income) during 2013 would have declined approximately $156 before income taxes (reducing 2013 net income by $95). In addition, if the actual value of the entire December 31, 2013 MSR were 25% less than recorded, net servicing revenue (a component of mortgage banking income) would have declined approximately $424 before income taxes and 2013 net income would have been reduced $257.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (PSB) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of PSB’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

March 17, 2014

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2013 and 2012

(dollars in thousands except per share data)

Assets	2013	2012

Cash and due from banks	$13,800	$20,332
Interest-bearing deposits and money market funds	977	1,431
Federal funds sold	16,745	27,084

Cash and cash equivalents	31,522	48,847

Securities available for sale (at fair value)	61,650	75,387
Securities held to maturity (fair value of $71,672 and $72,364, respectively)	71,629	69,822
Bank certificates of deposit	2,236	4,465
Loans held for sale	150	884
Loans receivable, net of allowance for loan losses	509,880	477,991
Accrued interest receivable	2,076	2,157
Foreclosed assets	1,750	1,774
Premises and equipment, net	9,669	10,240
Mortgage servicing rights, net	1,696	1,233
Federal Home Loan Bank stock (at cost)	2,556	2,506
Cash surrender value of bank-owned life insurance	12,826	11,813
Other assets	3,901	4,847

TOTAL ASSETS	$711,541	$711,966

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$102,644	$89,819
Interest-bearing	474,870	475,623

Total deposits	577,514	565,442

Federal Home Loan Bank advances	38,049	50,124
Other borrowings	20,441	20,728
Senior subordinated notes	4,000	7,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	7,052	6,493

Total liabilities	654,788	657,519

Stockholders’ equity:
Preferred stock - No par value:
Authorized - 30,000 shares; no shares issued or outstanding
Common stock - No par value with a stated value of $1 per share:
Authorized - 6,000,000 shares
Issued - 1,830,266 shares	1,830	1,830
Outstanding - 1,651,518 and 1,653,472 shares, respectively
Additional paid-in capital	6,967	7,020
Retained earnings	52,432	48,977
Accumulated other comprehensive income, net of tax	349	1,394
Treasury stock, at cost - 178,748 and 176,794 shares, respectively	(4,825)	(4,774)

Total stockholders’ equity	56,753	54,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,541	$711,966

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

	2013	2012	2011

Interest and dividend income:
Loans, including fees	$23,126	$23,458	$24,480
Securities:
Taxable	2,098	2,402	2,637
Tax-exempt	1,511	1,293	1,125
Other interest and dividends	81	91	72

Total interest and dividend income	26,816	27,244	28,314

Interest expense:
Deposits	3,051	4,161	5,428
Federal Home Loan Bank advances	1,285	1,414	1,776
Other borrowings	650	596	645
Senior subordinated notes	184	578	567
Junior subordinated debentures	341	342	341

Total interest expense	5,511	7,091	8,757

Net interest income	21,305	20,153	19,557
Provision for loan losses	4,015	785	1,390

Net interest income after provision for loan losses	17,290	19,368	18,167

Noninterest income:
Service fees	1,580	1,648	1,632
Mortgage banking, net	1,591	1,795	1,373
Investment and insurance sales commissions	944	736	631
Net gain on sale of securities	12	0	32
Increase in cash surrender value of bank-owned life insurance	402	407	415
Gain on bargain purchase	0	851	0
Other operating income	1,094	1,131	1,254

Total noninterest income	5,623	6,568	5,337

Noninterest expense:
Salaries and employee benefits	9,069	9,169	8,337
Occupancy and facilities	1,762	1,622	1,702
Loss on foreclosed assets	428	573	1,197
Data processing and other office operations	1,862	2,296	1,382
Advertising and promotion	335	327	291
FDIC insurance premiums	452	464	505
Other operating expense	2,598	2,941	2,364

Total noninterest expense	16,506	17,392	15,778

Income before income taxes	6,407	8,544	7,726
Provision for income taxes	1,663	2,535	2,421

Net income	$4,744	$6,009	$5,305

Basic earnings per share	$2.87	$3.61	$3.21

Diluted earnings per share	$2.87	$3.61	$3.21

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

	2013	2012	2011

Net income	$4,744	$6,009	$5,305

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	(961)	(191)	109

Reclassification adjustment for net gain, included in net income	(7)	0	(19)

Amortization of unrealized gain on securities available for sale
transferred to securities held to maturity included in net income	(236)	(274)	(348)

Unrealized gain (loss) on interest rate swap	46	(179)	(447)

Reclassification adjustment of interest rate swap settlements included in earnings	113	104	111

Comprehensive income	$3,699	$5,469	$4,711

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2011	$1,830	$7,323	$40,078	$2,528	($5,069)	$46,690

Comprehensive income:
Net income			5,305			5,305
Unrealized gain on securities
available for sale, net of tax of $71				109		109
Reclassification adjustment for net security gain,
included in net income, net of tax of $13				(19)		(19)
Amortization of unrealized gain on securities
available for sale transferred to securities held
to maturity included in net income, net of
tax of $168				(348)		(348)
Unrealized loss on interest rate swap,
net of tax of $287				(447)		(447)
Reclassification of interest rate swap
settlements included in earnings,
net of tax of $72				111		111

Total comprehensive income						4,711

Proceeds from stock options issued out of treasury		(31)			76	45
Grants of restricted stock		(236)			236	0
Vesting of restricted stock		84				84
Cash dividends declared $.705 per share			(1,147)			(1,147)
Cash dividends declared on unvested restricted stock			(21)			(21)

Balance, December 31, 2011	$1,830	$7,140	$44,215	$1,934	($4,757)	$50,362

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2011	$1,830	$7,140	$44,215	$1,934	($4,757)	$50,362
(Brought Forward)

Comprehensive income:
Net income			6,009			6,009
Unrealized loss on securities
available for sale, net of tax of $119				(191)		(191)
Amortization of unrealized gain on securities
available for sale transferred to securities held to
maturity included in net income, net of tax of $178				(274)		(274)
Unrealized loss on interest rate swap,
net of tax of $116				(179)		(179)
Reclassification of interest rate swap settlements
included in earnings, net of tax of $68				104		104

Total comprehensive income						5,469

Purchase of treasury stock					(262)	(262)
Proceeds from stock options issued out of treasury		(6)			15	9
Grants of restricted stock		(230)			230	0
Vesting of restricted stock		116				116
Fractional cash dividends paid with 5% stock dividend			(10)			(10)
Cash dividends declared $.742 per share			(1,211)			(1,211)
Cash dividends declared on unvested restricted stock			(26)			(26)

Balance, December 31, 2012	$1,830	$7,020	$44,977	$1,394	($4,774)	$54,447

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2012	$1,830	$7,020	$48,977	$1,394	($4,774)	$54,447
(Brought Forward)

Comprehensive income:
Net income			4,744			4,744
Unrealized loss on securities
available for sale, net of tax of $613				(961)		(961)
Reclassification adjustment for security gain
Included in net income, net of tax of $5				(7)		(7)
Amortization of unrealized gain on securities
available for sale transferred to securities held to
maturity included in net income, net of tax of $184				(236)		(236)
Unrealized gain on interest rate swap,
net of tax of $29				46		46
Reclassification of interest rate swap settlements
included in earnings, net of tax of $73				113		113

Total comprehensive income						3,699

Purchase of treasury stock					(269)	(269)
Grants of restricted stock		(218)			218	0
Vesting of restricted stock		165				165
Cash dividends declared $.78 per share			(1,263)			(1,263)
Cash dividends declared on unvested restricted stock			(26)			(26)

Balance, December 31, 2013	$1,830	$6,967	$52,432	$349	($4,825)	$56,753

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

	2013	2012	2011

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$4,744	$6,009	$5,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	2,516	2,604	2,329
Provision (benefit) for deferred income taxes	(33)	400	(100)
Provision for loan losses	4,015	785	1,390
Deferred net loan origination costs	(514)	(443)	(292)
Proceeds from sales of loans held for sale	63,510	102,080	63,305
Originations of loans held for sale	(61,950)	(101,812)	(62,267)
Gain on sale of loans	(1,373)	(1,918)	(1,064)
Provision for (recapture of) mortgage servicing rights valuation allowance	(259)	199	(122)
Net (gain) loss on sale of premises and equipment	0	3	(15)
Realized gain on sale of securities available for sale	(12)	0	(32)
Net loss on sale and provision for write-down of foreclosed assets	301	443	972
Increase in cash surrender value of bank-owned life insurance	(402)	(407)	(415)
Gain on bargain purchase	0	(851)	0
Changes in operating assets and liabilities:
Accrued interest receivable	81	313	170
Other assets	1,590	386	64
Accrued expenses and other liabilities	820	(235)	429

Net cash provided by operating activities	13,034	7,556	9,657

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	41,824	49,290	17,046
Proceeds from sale of securities available for sale	986	0	37
Proceeds from maturities of securities held to maturity	6,502	10,778	4,264
Payment for purchase of securities available for sale	(31,241)	(32,368)	(21,697)
Payment for purchase of securities held to maturity	(8,960)	(11,696)	(1,021)
Cash acquired on purchase of Marathon State Bank	0	14,910	0
Net redemption (net purchase) of bank certificates of deposit	2,229	(1,981)	0
Net redemption (purchase) of FHLB stock	(50)	744	0
Net increase in loans	(36,746)	(10,349)	(7,130)
Capital expenditures	(334)	(572)	(191)
Proceeds from sale of premises and equipment	0	0	15
Proceeds from sale of foreclosed assets	831	1,527	987
Purchase of bank-owned life insurance	(611)	0	(92)

Net cash provided by (used in) investing activities	(25,570)	20,283	(7,782)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands except per share data)

	2013	2012	2011

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$12,825	($9,902)	$17,366
Net decrease in interest-bearing deposits	(694)	(6,832)	(1,114)
Net decrease in Federal Home Loan Bank advances	(12,075)	0	(7,310)
Net increase (decrease) in other borrowings	(287)	1,037	(11,820)
Repayment of senior subordinated notes	(3,000)
Dividends declared	(1,289)	(1,247)	(1,168)
Proceeds from exercise of stock options	0	9	45
Purchase of treasury stock	(269)	(262)	0

Net cash used in financing activities	(4,789)	(17,197)	(4,001)

Net increase (decrease) in cash and cash equivalents	(17,325)	10,642	(2,126)
Cash and cash equivalents at beginning	48,847	38,205	40,331

Cash and cash equivalents at end	$31,522	$48,847	$38,205

Supplemental cash flow information:
Cash paid during the year for:
Interest	$5,645	$7,177	$8,982
Income taxes	759	2,146	2,445

Noncash investing and financing activities:
Loans charged off	$4,743	$1,332	$1,587
Loans transferred to foreclosed assets	1,342	1,295	1,006
Loans originated on sale of foreclosed properties	234	490	1,075
Grants of unvested restricted stock at fair value	210	200	200
Vesting of restricted stock grants	165	116	84
Amortization of unrealized gain on securities held to maturity transferred
from securities available for sale	420	452	516

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1	Summary of Significant Accounting Policies

Principal Business Activity

PSB Holdings, Inc. operates Peoples State Bank (the “Bank”), a full-service financial institution chartered as a Wisconsin commercial bank with eight locations in a primary service area including, but not limited to, Marathon, Oneida, and Vilas counties in Wisconsin. PSB operates as a community bank and provides a variety of retail consumer and commercial banking products, including uninsured investment and insurance products, long-term fixed-rate residential mortgages, and commercial treasury management services.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

In sales of mortgage loans to the Federal Home Loan Bank (FHLB) prior to 2009, PSB retained a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee. When applicable, PSB records a recourse liability to provide for potential credit losses. PSB also provides representations and warranties regarding originated loans sold to secondary market buyers including the FHLB and the Federal National Mortgage Association (FNMA). These representations and warranties can lead to additional credit risk for which PSB records a recourse liability. Because the loans involved in these transactions are similar to those in PSB’s loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to “Allowance for Loan Losses”).

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that PSB will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that all loans that have a nonaccrual status or have had their terms restructured, meet this definition. Loans currently maintained on accrual status but expected to be placed on nonaccrual or have their terms restructured in the near term are also considered impaired. Large groups of homogeneous loans, such as mortgage and consumer loans, are not collectively evaluated for impairment. Specific allowances on impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Mortgage Servicing Rights

PSB services the single-family mortgages it sells to the FHLB and FNMA. Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. PSB generally earns a servicing fee of 25 basis points on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and payment float. Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

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

Segment Information

PSB, through the branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, governments, and farms in northcentral Wisconsin. These services include demand, time, and savings deposits; safe deposit services; debit and credit cards; notary services; night depository; money orders, traveler’s checks, and cashier’s checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and wealth management. While PSB’s chief decision makers monitor the revenue streams of various PSB products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of PSB’s banking operations are considered by management to be aggregated in one reportable operating segment.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Current Accounting Changes

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 210, Balance Sheet. In January 2013, clarifications were issued of new authoritative accounting guidance first issued in December 2011 concerning disclosure of information about offsetting and related arrangements associated with derivative instruments. The clarifications and originally issued guidance require additional disclosures associated with offsetting and collateral arrangements with derivative instruments to enable users of PSB's financial statements to understand the effect of those arrangements on its financial position beginning March 31, 2013. These new disclosures were added as necessary during the quarter ended March 31, 2013, and did not have a significant impact to the reporting of PSB's financial results upon adoption.

FASB ASC Topic 220, Comprehensive Income. In February 2013, new authoritative accounting guidance was issued which required PSB to report the effect of significant reclassifications out of accumulated other comprehensive income in a footnote to the financial statements. The disclosure was effective beginning March 31, 2013 on a prospective basis. The change did not have a significant impact on PSB's financial reporting or results of operations upon adoption.

FASB ASC Topic 220, Comprehensive Income. In June 2011, new authoritative accounting guidance was approved that required changes to the presentation of comprehensive net income. Effective during the quarter ended March 31, 2012, PSB began to present comprehensive income as a separate financial statement directly after the basic income statement. Adoption of the new presentation standards for comprehensive income did not have any financial impact to PSB's financial results or operations.

FASB ASC Topic 310, Receivables. New authoritative accounting guidance issued in July 2010 under ASC Topic 310, Receivables, required extensive new disclosures surrounding the allowance for loan losses, although it did not change any credit loss recognition or measurement rules. The new rules require disclosures to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan. In addition, disclosures on internal credit grading metrics and information on impaired, nonaccrual, and restructured loans are also required. The period-end disclosures were effective for financial periods ended December 31, 2010, but deferred presentation of loan loss allowance by loan portfolio segment until the quarter ended March 31, 2011. PSB adopted the rules for loan loss allowance disclosures by loan segment effective March 31, 2011.

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

FASB ASC Topic 805, Business Combinations. In October 2012, new authoritative accounting guidance was issued that addressed accounting for an indemnification asset acquired as a result of a government-assisted acquisition of a financial institution when a subsequent change in cash flows expected to be collected is identified. After identification of the new cash flows, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as accounting for the change in the assets subject to the indemnification. Amortization of these changes in value is limited to the remaining contractual term of the indemnification agreement. These new rules became effective for changes in cash flows identified beginning January 1, 2013. Adoption of this new guidance did not have an impact on PSB's financial statements.

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

Subsequent Events

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2013, but prior to the release of these financial statements. A description of an agreement to purchase branch net assets made January 22, 2014, is described in Note 2.

NOTE 2	Merger and Acquisition Activity

Purchase of Marathon State Bank

On June 14, 2012, PSB purchased Marathon State Bank, a privately owned bank with $107 million in total assets located in the village of Marathon City, Wisconsin (“Marathon”). Under the terms of the agreement, PSB paid $5,505 in cash, which was equal to 100% of Marathon’s tangible net book value following a special dividend by Marathon to its shareholders to reduce its book equity ratio to 6% of total assets. The following table outlines the fair value of Marathon assets and liabilities acquired, including determination of the gain on bargain purchase using an accounting date of June 1, 2012. A core deposit intangible was not recorded on the purchase since the fair value calculation determined it was insignificant.

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

Pro forma combined results of operations as if the combination occurred at the beginning of the year-to-date period ended December 31, 2012, are as follows:

	(pro forma combined at beginning of period)
	Net Interest	Noninterest	Net	Earnings
	Income	Income	Income	Per Share

PSB Holdings, Inc.	$19,670	$5,706	$5,587	$3.36
Marathon State Bank	1,158	880	468	0.28

Pro forma totals	$20,828	$6,586	$6,055	$3.64

Agreement to Purchase Rhinelander, Wisconsin, Branch

On January 22, 2014, the Bank entered into a definitive purchase agreement with The Baraboo National Bank ("Baraboo") to purchase Baraboo's branch location located in Rhinelander, Wisconsin, along with the related deposits and performing loans. The Bank also agreed to purchase the customer loans held at Baraboo's Elcho, Wisconsin, branch location. Under the terms of the agreement, the Bank will pay a deposit premium equal to 1.65% of purchased core deposits as defined in the agreement. At December 31, 2013, the branch to be purchased held approximately $22 million in loans receivable and $44 million in customer deposits. The transaction is expected to close during the quarter ended June 30, 2014.

NOTE 3	Cash And Cash Equivalents

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits. As of December 31, 2013, PSB had a required reserve of $905, which was satisfied by cash balances of $1,694.

PSB is also required to provide collateral on interest rate swap agreement liabilities with counterparties. The total required collateral on deposit with counterparties before any offset against related swap liabilities was $570 at December 31, 2013, and $1,060 at December 31, 2012.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks. PSB also maintains cash balances in money market mutual funds. Such balances are not insured. Total uninsured cash and cash equivalent balances totaled $12,045 and $515 at December 31, 2013 and 2012, respectively. At December 31, 2012, some of the correspondent banks were participating in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee (TAG) program. Consequently, the majority of account balances with correspondent banks, except the FHLB, were guaranteed at December 31, 2012. If the TAG program had not been in effect, uninsured cash and cash equivalent balances would have been $18,112 at December 31, 2012. The TAG program expired on January 1, 2013.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 4	Securities

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2013

Securities available for sale

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$1,001	$0	$2	$999
U.S. agency issued residential mortgage-backed securities	21,388	522	424	21,486
U.S. agency issued residential collateralized mortgage obligations	37,998	482	576	37,904
Privately issued residential collateralized mortgage obligations	102	3	0	105
Obligations of states and political subdivisions	159	0	0	159
Nonrated SBA loan fund	950	0	0	950
Other equity securities	47	0	0	47

Totals	$61,645	$1,007	$1,002	$61,650

Securities held to maturity

Obligations of states and political subdivisions	$69,704	$1,059	$887	$69,876
Nonrated trust preferred securities	1,524	30	165	1,389
Nonrated senior subordinated notes	401	6	0	407

Totals	$71,629	$1,095	$1,052	$71,672

December 31, 2012

Securities available for sale

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$9,998	$29	$0	$10,027
U.S. agency issued residential mortgage-backed securities	13,550	847	0	14,397
U.S. agency issued residential collateralized mortgage obligations	44,544	749	50	45,243
Privately issued residential collateralized mortgage obligations	168	5	0	173
Nonrated commercial paper	5,500	0	0	5,500
Other equity securities	47	0	0	47

Totals	$73,807	$1,630	$50	$75,387

Securities held to maturity

Obligations of states and political subdivisions	$67,915	$2,581	$41	$70,455
Nonrated trust preferred securities	1,505	60	66	1,499
Nonrated senior subordinated notes	402	8	0	410

Totals	$69,822	$2,649	$107	$72,364

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Nonrated trust preferred securities at December 31, 2013 and 2012, consist of separate obligations issued by three holding companies headquartered in Wisconsin. Nonrated senior subordinated notes at December 31, 2013 and 2012, consist of one obligation issued by a Wisconsin state chartered bank. All issues of nonrated trust preferred securities or senior subordinated notes were current as to principal and interest payments as of December 31, 2013 and 2012.

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2013

Securities available for sale

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$999	$2	$0	$0	$999	$2
U.S. agency issued residential
mortgage-backed securities	13,206	424	0	0	13,206	424
U.S. agency issued residential
collateralized mortgage obligations	14,179	334	5,830	242	20,009	576
Obligations of states and political subdivisions	159	0	0	0	159	0

Totals	$28,543	$760	$5,830	$242	$34,373	$1,002

Securities held to maturity

Obligations of states and political subdivisions	$23,017	$806	$1,073	$81	$24,090	$887
Nonrated trust preferred securities	368	102	322	63	690	165

Totals	$23,385	$908	$1,395	$144	$24,780	$1,052

2012

Securities available for sale

U.S. agency issued residential
collateralized mortgage obligations	$8,130	$50	$0	$0	$8,130	$50

Securities held to maturity

Obligations of states and political subdivisions	$5,639	$41	$0	$0	$5,639	$41
Nonrated trust preferred securities	316	66	0	0	316	66

Totals	$5,955	$107	$0	$0	$5,955	$107

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2013, 167 debt securities had unrealized losses with aggregate depreciation of 3.36% from the amortized cost basis, compared to 35 debt securities which had unrealized losses with aggregate depreciation of 1.10% from the amortized cost basis at December 31, 2012. These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase or reclassification from available-for-sale to held-to-maturity classification and are not due to changes in the financial condition of the issuers. However, the unrealized loss on nonrated trust preferred securities is due to an increase in credit spreads for risk on such investments demanded in the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements. Since management does not intend to sell and has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities and senior subordinated notes at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$0	$0	$3,312	$3,322
Due after one year through five years	1,001	999	22,177	22,564
Due after five years through ten years	0	0	39,678	39,728
Due after ten years	159	159	6,462	6,058

Subtotals	1,160	1,158	71,629	71,672
Mortgage-backed securities and collateralized mortgage obligations	59,488	59,495	0	0

Totals	$60,648	$60,653	$71,629	$71,672

Securities with a fair value of $47,593 and $44,914 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During 2013, PSB realized a gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There were no sales of securities during 2012. During 2011, PSB realized a gain of $32 ($19 after tax expense) from the sale of its remaining investment in FNMA preferred stock generating proceeds of $37.

During 2013, PSB reclassified $12 ($7 after tax impacts) to reduce comprehensive net income following a gain on sale of securities available for sale. The reduction to comprehensive net income was recognized as a $12 ($7 after tax impacts) gain on sale of securities on the statement of income during the year.

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

Scheduled amortization at December 31, 2013, of the remaining unrealized gain is as follows:

2014	$335
2015	274
2016	194
2017	115
2018	68
Thereafter	44

Total	$1,030

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 5	Loans

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2013	2012

Commercial, industrial, and municipal	$130,220	$132,633
Commercial real estate mortgage	212,850	183,818
Commercial construction and development	13,672	28,482
Residential real estate mortgage	123,980	105,579
Residential construction and development	18,277	15,247
Residential real estate home equity	20,677	21,756
Consumer and individual	3,567	4,715

Subtotals – Gross loans	523,243	492,230
Loans in process of disbursement	(6,895)	(7,039)

Subtotals – Disbursed loans	516,348	485,191
Net deferred loan costs	315	231
Allowance for loan losses	(6,783)	(7,431)

Net loans receivable	$509,880	$477,991

PSB originates and holds adjustable rate residential mortgage loans and commercial purpose loans with variable rates of interest. The rate of interest on some of these loans is capped over the life of the loan. At December 31, 2013 and 2012, PSB held $4,553 and $5,954, respectively, of variable rate loans with interest rate caps. At December 31, 2013 and 2012, none of the loans had reached the interest rate cap.

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

	2013	2012

Loans outstanding at beginning	$7,371	$9,958
New loans	3,519	4,485
Repayments	(4,227)	(7,072)

Loans outstanding at end	$6,663	$7,371

At December 31, 2013 and 2012, PSB had total loans receivable of approximately $4,595 and $4,875, respectively, from one related party

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2013	2012	2011

Impaired loans without a valuation allowance	$9,303	$3,410	$5,474
Impaired loans with a valuation allowance	6,472	9,029	11,745

Total impaired loans before valuation allowances	15,775	12,439	17,219
Valuation allowance related to impaired loans	2,108	2,434	3,178

Net impaired loans	$13,667	$10,005	$14,041

	Years Ended December 31,
	2013	2012	2011

Average recorded investment, net of allowance for loan losses	$14,109	$12,026	$12,965

Interest income recognized	$534	$569	$597

Interest income recognized on a cash basis on impaired loans	$0	$0	$0

At December 31, 2013, $201 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans, while $214 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans at December 31, 2012.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2013 and 2012 were $7,340 and $7,715, respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2013 and 2012.

A summary analysis of the allowance for loan losses for the three years ended December 31 follows:

	2013	2012	2011

Balance, January 1	$7,431	$7,941	$7,960
Provision charged to operating expense	4,015	785	1,390
Recoveries on loans	80	37	178
Loans charged off	(4,743)	(1,332)	(1,587)

Balance, December 31	$6,783	$7,431	$7,941

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Detailed allowance for loan losses activity for the years ended December 31, 2013, 2012, and 2011, follows:

	2013
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,014	$2,803	$1,511	$103	$0	$7,431
Provision	3,435	(9)	556	33	0	4,015
Recoveries	29	33	6	12	0	80
Charge-offs	(3,650)	(174)	(850)	(69)	0	(4,743)

Ending balance	$2,828	$2,653	$1,223	$79	$0	$6,783

Individually evaluated for impairment	$1,167	$695	$228	$18	$0	$2,108

Collectively evaluated for impairment	$1,661	$1,958	$995	$61	$0	$4,675

Loans receivable (gross):

Individually evaluated for impairment	$8,102	$5,527	$2,129	$17	$0	$15,775

Collectively evaluated for impairment	$122,118	$220,995	$160,805	$3,550	$0	$507,468

	2012
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,406	$3,175	$1,242	$118	$0	$7,941
Provision	(270)	142	877	36	0	785
Recoveries	6	4	21	6	0	37
Charge-offs	(128)	(518)	(629)	(57)	0	(1,332)

Ending balance	$3,014	$2,803	$1,511	$103	$0	$7,431

Individually evaluated for impairment	$1,327	$674	$407	$26	$0	$2,434

Collectively evaluated for impairment	$1,687	$2,129	$1,104	$77	$0	$4,997

Loans receivable (gross):

Individually evaluated for impairment	$5,263	$4,204	$2,946	$26	$0	$12,439

Collectively evaluated for impairment	$127,370	$208,096	$139,636	$4,689	$0	$479,791

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,862	$3,674	$211	$213	$0	$7,960
Provision	245	(269)	1,398	16	0	1,390
Recoveries	166	6	0	6	0	178
Charge-offs	(867)	(236)	(367)	(117)	0	(1,587)

Ending balance	$3,406	$3,175	$1,242	$118	$0	$7,941

Individually evaluated for impairment	$1,663	$885	$615	$15	$0	$3,178

Collectively evaluated for impairment	$1,743	$2,290	$627	$103	$0	$4,763

Loans receivable (gross):

Individually evaluated for impairment	$6,484	$8,063	$2,603	$69	$0	$17,219

Collectively evaluated for impairment	$120,708	$196,375	$112,123	$3,663	$0	$432,869

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

Collateral (25% weight) – Considers loan-to-value and other measures of collateral coverage.

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

The commercial credit exposure based on internally assigned credit grade at December 31, 2013 and 2012, follows:

	2013
		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$44	$0	$0	$0	$0	$44
Minimal risk (2)	24,085	19,249	120	1,115	78	44,647
Average risk (3)	51,745	145,673	8,863	2,563	6,512	215,356
Acceptable risk (4)	26,395	34,154	2,917	424	357	64,247
Watch risk (5)	8,146	7,572	1,632	0	0	17,350
Substandard risk (6)	654	815	0	0	0	1,469
Impaired loans (7)	4,860	5,387	140	152	3,090	13,629

Totals	$115,929	$212,850	$13,672	$4,254	$10,037	$356,742

	2012
		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$38	$0	$0	$0	$0	$38
Minimal risk (2)	16,360	20,193	305	559	1,575	38,992
Average risk (3)	51,846	103,454	22,573	3,336	12,550	193,759
Acceptable risk (4)	32,002	45,699	3,318	216	0	81,235
Watch risk (5)	8,271	8,291	1,757	0	0	18,319
Substandard risk (6)	617	2,179	327	0	0	3,123
Impaired loans (7)	5,109	4,002	202	154	0	9,467

Totals	$114,243	$183,818	$28,482	$4,265	$14,125	$344,933

The consumer credit exposure based on payment activity at December 31, 2013 and 2012, follows:

	2013
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$122,408	$20,167	$18,230	$3,550	$164,355
Impaired loans	1,572	510	47	17	2,146

Totals	$123,980	$20,677	$18,277	$3,567	$166,501

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2012
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$103,292	$21,250	$15,094	$4,689	$144,325
Impaired loans	2,287	506	153	26	2,972

Totals	$105,579	$21,756	$15,247	$4,715	$147,297

The payment age analysis of loans receivable disbursed at December 31, 2013 and 2012, follows:

	2013
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$284	$57	$610	$951	$114,978	$115,929	$0
Agricultural	0	0	152	152	4,102	4,254	0
Government	0	0	0	0	10,037	10,037	0

Commercial real estate:
Commercial real estate	376	547	1,276	2,199	210,651	212,850	0
Construction and development	0	0	0	0	11,434	11,434	0

Residential real estate:
Residential – Prime	369	87	335	791	123,189	123,980	0
Residential – HELOC	45	14	314	373	20,304	20,677	0
Construction and development	37	0	0	37	13,583	13,620	0

Consumer	15	10	9	34	3,533	3,567	0

Totals	$1,126	$715	$2,696	$4,537	$511,811	$516,348	$0

	2012
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$375	$83	$1,795	$2,253	$111,990	$114,243	$0
Agricultural	0	154	0	154	4,111	4,265	0
Government	0	0	0	0	14,125	14,125	0

Commercial real estate:
Commercial real estate	936	76	1,028	2,040	181,778	183,818	0
Construction and development	0	20	0	20	25,340	25,360	0

Residential real estate:
Residential – Prime	950	274	1,344	2,568	103,011	105,579	0
Residential – HELOC	64	0	335	399	21,357	21,756	0
Construction and development	0	0	133	133	11,197	11,330	0

Consumer	21	3	15	39	4,676	4,715	0

Totals	$2,346	$610	$4,650	$7,606	$477,585	$485,191	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The impaired loans at December 31, 2013 and 2012, and during the years then ended, by loan class, follows:

	2013
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$2,906	$0	$2,861	$2,172	$135
Commercial real estate	2,555	0	2,376	1,740	85
Commercial construction and development	1	0	0	0	0
Agricultural	0	0	0	0	0
Government	3,090	0	3,090	1,545	150
Residential – Prime	979	0	866	845	14
Residential – HELOC	110	0	110	55	3
Residential construction and development	0	0	0	0	0
Consumer	0	0	0	0	0

With an allowance recorded:

Commercial and industrial	$2,231	$1,112	$1,999	$2,813	$43
Commercial real estate	3,143	621	3,011	2,955	81
Commercial construction and development	142	74	140	171	8
Agricultural	152	55	152	153	0
Residential – Prime	749	101	706	1,085	9
Residential – HELOC	412	119	400	453	5
Residential construction and development	49	8	47	106	1
Consumer	19	18	17	22	0

Totals:

Commercial and industrial	$5,137	$1,112	$4,860	$4,985	$178
Commercial real estate	5,698	621	5,387	4,695	166
Commercial construction and development	143	74	140	171	8
Agricultural	152	55	152	153	0
Government	3,090	0	3,090	1,545	150
Residential – Prime	1,728	101	1,572	1,930	23
Residential – HELOC	522	119	510	508	8
Residential construction and development	49	8	47	106	1
Consumer	19	18	17	22	0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2012
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$1,483	$0	$1,483	$1,545	$88
Commercial real estate	1,103	0	1,103	2,405	194
Commercial construction and development	0	0	0	0	33
Residential – Prime	824	0	824	493	9
Residential – HELOC	0	0	0	0	3

With an allowance recorded:

Commercial and industrial	$3,626	$1,287	$2,339	$2,777	$62
Commercial real estate	2,899	643	2,256	2,634	105
Commercial construction and development	202	31	171	316	21
Agricultural	154	40	114	57	10
Residential – Prime	1,463	277	1,186	1,384	22
Residential – HELOC	506	126	380	259	15
Residential construction and development	153	4	149	129	5
Consumer	26	26	0	27	2

Totals:

Commercial and industrial	$5,109	$1,287	$3,822	$4,322	$150
Commercial real estate	4,002	643	3,359	5,039	299
Commercial construction and development	202	31	171	316	54
Agricultural	154	40	114	57	10
Residential – Prime	2,287	277	2,010	1,877	31
Residential – HELOC	506	126	380	259	18
Residential construction and development	153	4	149	129	5
Consumer	26	26	0	27	2
102

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The loans on nonaccrual status at December 31, follows:

	2013	2012

Commercial:
Commercial and industrial	$1,575	$3,023
Agricultural	152	154

Commercial real estate:
Commercial real estate	4,103	2,001
Construction and development	17	1

Residential real estate:
Residential – Prime	1,059	2,021
Residential – HELOC	387	365
Construction and development	30	133

Consumer	17	17

Totals	$7,340	$7,715

The following table presents information concerning modifications of troubled debt made during 2013 and 20112:

			Postmodification
		Premodification	Outstanding
		Outstanding	Recorded
	Number of	Recorded	Investment
As of December 31, 2013	contracts	Investment	at Period-End

Commercial and industrial	7	$1,012	$642
Commercial and real estate	5	587	564
Residential real estate - Prime	5	867	852

During the year ended December 31, 2013, approximately $1,272, or 52%, of the modified loan principal was restructured to capitalize unpaid property taxes, and $1,194, or 48%, was modified to extend amortization periods or to lower the existing interest rate. No loan principal was charged off or forgiven in connection with the modifications. At December 31, 2013, specific loan loss reserves maintained on loans modified or restructured during 2013 totaled $258.

The following table outlines past troubled debt restructurings that subsequently defaulted during 2013 when the default occurred within 12 months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

	Number of	Recorded
	Contracts	Investment
Commercial and industrial	1	$ 0
Commercial real estate	1	80
Residential real estate - Prime	1	87

The contracts noted above were originally restructured primarily to lower the interest rate and convert payments to interest only. Collateral supporting the modified loans was in the process of foreclosure at period-end. No specific loan loss reserves were maintained on these impaired loans at December 31, 2013.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

			Postmodification
		Premodification	Outstanding
		Outstanding	Recorded
	Number of	Recorded	Investment
As of December 31, 2012	Contracts	Investment	at Period-End
Commercial and industrial	6	$661	$614
Commercial and real estate	3	603	570
Residential real estate - Prime	1	121	89

During the year ended December 31, 2012, approximately $328, or 24%, of the modified loan principal was restructured to convert the payments from amortizing principal payments to interest only payments, $379, or 27%, was restructured to capitalize unpaid property taxes, and $678, or 49%, was modified to extend amortization periods or to lower the existing interest rate. No loan principal was charged off or forgiven in connection with the modifications. At December 31, 2012, specific loan loss reserves maintained on loans modified or restructured during 2012 totaled $254.

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

Under a secondary market loan servicing program with the FHLB, in exchange for a monthly fee, PSB provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2013, PSB serviced payments on $23,709 of first lien residential loan principal under these terms for the FHLB. At December 31, 2013, the maximum PSB obligation for such guarantees would be approximately $949 if total foreclosure losses on the entire pool of loans exceed approximately $1,593. Management believes the likelihood of reimbursement for credit loss payable to the FHLB on loans underwritten according to program requirements beyond the monthly credit enhancement fee is remote. PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible credit enhancement losses.

PSB had originated and sold $5,202 and $5,438 of commercial and commercial real estate loans to other participating financial institutions at December 31, 2013 and 2012, respectively, to accommodate customer credit needs and maintain compliance with internal and external large borrower limits. Likewise, PSB had purchased $27,404 and $20,601 of commercial and commercial real estate loans originated by other Wisconsin-based financial institutions at December 31, 2013 and 2012, respectively, as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers. PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB, and no servicing right asset or liability has been recognized on these relationships. Any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

NOTE 6	Foreclosed Assets

A summary of activity in foreclosed assets for the period ended December 31 is as follows:

	2013	2012	2011
Balance at beginning of year	$1,774	$2,939	$4,967
Transfer of loans at net realizable value to foreclosed assets	1,342	1,295	1,006
Sale proceeds	(831)	(1,527)	(987)
Loans made on sale of foreclosed assets	(234)	(490)	(1,075)
Net gain from sale of foreclosed assets	105	42	20
Provision for write-down charged to operations	(406)	(485)	(992)

Balance at end of year	$1,750	$1,774	$2,939

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Net gain and loss from the sale of foreclosed assets as well as the provision to expense for the partial write-down of foreclosed assets prior to sale are recorded as loss on foreclosed assets. Loss on foreclosed assets also includes periodic holding costs related to foreclosed assets. The total loss on foreclosed assets was $428, $573, and $1,197 during the years ended 2013, 2012, and 2011, respectively.

NOTE 7	Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $272,280 and $269,554 at December 31, 2013 and 2012, respectively. The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total

Balance at January 1, 2011	$1,303	($203)	$1,100

Additions from originated servicing	419	0	419
Amortization charged to earnings	(436)	0	(436)
Change in valuation allowance credited to earnings	0	122	122

Balance at December 31, 2011	1,286	(81)	1,205

Additions from originated servicing	774	0	774
Amortization charged to earnings	(547)	0	(547)
Change in valuation allowance charged to earnings	0	(199)	(199)

Balance at December 31, 2012	1,513	(280)	1,233

Additions from originated servicing	625	0	625
Amortization charged to earnings	(421)	0	(421)
Change in valuation allowance credited to earnings	0	259	259

Balance at December 31, 2013	$1,717	($21)	$1,696

The table below summarizes the components of PSB’s mortgage banking income for the three years ended December 31.

	Years Ending December 31,
	2013	2012	2011

Cash gain on sale of mortgage loans	$826	$1,113	$642
Originated mortgage servicing rights	625	774	419
Increase (decrease) in accrued mortgage rate lock commitments	(78)	31	3

Gain on sale of mortgage loans	1,373	1,918	1,064

Mortgage servicing fee income	674	649	645
Provision for representation and warranty losses on serviced loans	(294)	(28)	(38)
FHLB credit enhancement fee income	0	2	16
Amortization of mortgage servicing rights	(421)	(547)	(436)
Decrease (increase) in servicing right valuation allowance	259	(199)	122

Loan servicing fee income, net	218	(123)	309

Mortgage banking income, net	$1,591	$1,795	$1,373

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 8	Premises and Equipment

The composition of premises and equipment at December 31 follows:

	2013	2012

Land	$2,261	$2,306
Buildings and improvements	9,379	9,596
Furniture and equipment	3,084	3,099
Computer hardware and software	1,690	1,591

Total cost	16,414	16,592
Less – Accumulated depreciation and amortization	6,745	6,352

Totals	$9,669	$10,240

Depreciation and amortization charged to operating expenses amounted to $723 in 2013, $659 in 2012, and $673 in 2011.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease. The noncancelable branch location lease expires in May 2014. The lease is classified as operating. Future minimum payments under the noncancelable lease total $24 during 2014.

Rental expense for all operating leases was $76, $72, and $69, for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 9	Deposits

The distribution of deposits at December 31 is as follows:

	2013	2012

Non-interest-bearing demand	$102,644	$89,819
Interest-bearing demand (NOWs)	118,769	131,404
Savings	57,658	53,799
Money market	136,797	124,501
Retail and local time	104,287	111,462
Wholesale market and national time	57,359	54,457

Total deposits	$577,514	$565,442

The scheduled maturities of time deposits at December 31, 2013, are summarized as follows:

2014	$82,077
2015	26,952
2016	14,809
2017	18,165
2018	16,737
Thereafter	2,906

Total	$161,646

Time deposits with individual balances of $100 and over totaled $103,207 and $102,424 at December 31, 2013 and 2012, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2013 and 2012 totaled $9,304 and $9,311, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 10	Federal Home Loan Bank Advances

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2013

Fixed rate, interest only	2014	2.69%-3.45%	3.18%	$31,049
Variable rate, interest only	2014	1.33%	1.33%	5,000
Fixed rate, interest only	2018	1.92%	1.92%	2,000

Totals			2.87%	$38,049

2012

Fixed rate, interest only	2013	2.58%-3.75%	3.09%	$8,075
Variable rate, interest only	2013	1.13%	1.13%	6,000
Fixed rate, interest only	2014	2.69%-3.45%	3.18%	31,049
Variable rate, interest only	2014	1.40%	1.40%	5,000

Totals			2.74%	$50,124

PSB also provides letters of credit to municipal deposit customers which are secured by a FHLB guarantee of payment to the depositor in the event of PSB default. PSB had $6,920 of FHLB public unit deposit letters of credit outstanding at December 31, 2013, which mature during 2014. No FHLB letters of credit were outstanding at December 31, 2012.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. PSB may draw upon an FHLB open line of credit or provide public unit deposit letters of credit up to approximately 65% of unencumbered one- to four-family residential first mortgage loans and 40% of residential junior mortgage loans pledged as collateral out of its portfolio. The FHLB advances are also secured by $2,556 of FHLB stock owned by PSB at December 31, 2013. PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $100,862 based on pledged performing residential real estate mortgage collateral totaling $167,882 as of December 31, 2013. At December 31, 2013, PSB’s available and unused portion of this line of credit totaled approximately $54,944. PSB also has, under a current agreement with the FHLB, an ability to borrow up to $35,822 by pledging securities.

At December 31, 2013, FHLB advances drawn by PSB totaling greater than $51,124 would require PSB to purchase additional shares of FHLB capital stock. Transfer of FHLB stock is substantially restricted.

NOTE 11	Other Borrowings

Other borrowings consist of the following obligations at December 31 as follows:

	2013	2012

Short-term repurchase agreements	$5,441	$7,228
Bank stock term loan	1,500	0
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$20,441	$20,728

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $22,699 and $21,931 at December 31, 2013 and 2012, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following information relates to securities sold under repurchase agreements for the years ended December 31:

	2013	2012

As of end of year:
Weighted average rate	3.08%	2.81%
For the year:
Highest month-end balance	$24,100	$20,728
Daily average balance	$21,862	$19,190
Weighted average rate	2.97%	3.11%

The wholesale structured repurchase agreements are with JP Morgan Chase Bank N.A. and carry fixed rates. The repurchase agreements may be put back by the issuer to PSB for repayment on a quarterly basis. The following information relates to the terms of wholesale structured repurchase agreements issued at December 31, 2013:

Maturity Date	Current Rate	Amount

November 1, 2014	4.335%	$8,000
November 1, 2017	4.090%	5,500

Totals	4.235%	$13,500

PSB has an agreement with the Federal Reserve to participate in their “Borrower in Custody” program in which performing commercial and commercial real estate loans may be pledged against short-term Discount Window advances. At December 31, 2013, the maximum amount of available advances from the Discount Window totaled $100,000, subject to available collateral pledged under the Borrower in Custody program or pledge of qualifying investment securities. At December 31, 2013, PSB had pledged $120,269 of commercial purpose loans in the program, which permitted Discount Window advances up to $89,875 against this collateral. No investment securities were pledged against the line at December 31, 2013 or 2012. There were no Discount Window advances outstanding at December 31, 2013 or 2012.

PSB maintains a line of credit at the parent holding company level with Bankers’ Bank, Madison, Wisconsin, for advances up to $3,000 which expires on December 30, 2014, and is secured by a pledge of PSB Holdings, Inc.’s investment in the common stock of the Bank. The line carries a variable rate of interest based on changes in the three-month London InterBank Offered Rate (LIBOR). As of December 31, 2013 and 2012, no advances were outstanding on the line of credit. Draws on the line of credit are subject to several restrictive covenants including minimum regulatory capital ratios, minimum capital and loan loss allowances to nonperforming assets, and minimum loan loss allowances to nonperforming assets. PSB did not violate any of the covenants at December 31, 2013 or 2012.

PSB has a term loan outstanding at the parent holding company level payable to Bankers’ Bank with semiannual installments of principal that was originated during 2013. Principal payments due are $1,000 in 2014 and $500 in 2015. Total interest expense on the term note totaled $54 during 2013.

NOTE 12	Senior Subordinated Notes

During 2009, PSB issued $7,000 of Senior Subordinated Notes (the “Notes”) on a private placement basis. The Notes carried a fixed interest rate of 8.00% paid quarterly and scheduled to mature on July 1, 2019. Under current banking regulatory capital rules, the Notes qualified as Tier 2 regulatory equity capital at December 31, 2012.

During 2013, PSB elected to prepay the Notes in full with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt includes $4,000 of privately placed notes carrying a 3.75% fixed interest rate with interest only payments, due in 2018, and $2,000 in a fully amortizing term note with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest and maturing in 2015. The $4,000 of new debt is held by related parties, including directors and a significant shareholder. The $6,000 in new subordinated debt did not qualify as Tier 2 regulatory capital at December 31, 2013. Total interest expense on senior subordinated notes was $184 during 2013, $578 during 2012, and $567 during 2011. Notes held by related parties including directors, their families, or significant shareholders totaled $4,000 at December 31, 2013 and $3,250 at December 31, 2012.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 13	Junior Subordinated Debentures

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005. The subordinated debentures mature in 2035 and carried a fixed rate of interest of 5.82% during the five-year period ended September 2010. The debentures currently pay a variable rate of interest based on changes in the three-month LIBOR plus 1.70%, adjusted quarterly. During 2010, PSB entered into a cash flow hedge to fix the payments of interest (excluding the credit spread) on the debentures for a seven-year period ending September 2017 at a rate of 2.72%. Including the credit spread, the net interest due on the notes until September 2017 will be equal to a fixed rate of 4.42%. Total interest expense on the junior subordinated debentures was $341 in 2013, $342 in 2012, and $341 in 2011. The subordinated debentures may be called by PSB in part or in full on a quarterly basis.

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

As of December 31, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

	2013	2012

Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.24%	0.31%
Maturity	9/15/2017	9/15/2017
Unrealized loss (fair value)	$438	$699

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity in 2013 or 2012. Risk management results for the year ended December 31, 2013, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness. At December 31, 2013, the fair value of the interest rate swap of $438 was recorded in other liabilities. Net unrealized gain on the derivative instrument recognized in other comprehensive income during the year ended December 31, 2013, totaled $46, net of tax. The net amount of other comprehensive loss reclassified into interest expense during the year ended December 31, 2013 was $113, net of tax. As of December 31, 2013, approximately $184 of losses reported in other comprehensive income related to the interest rate swap ($111 after tax benefits) are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending December 31, 2014. The interest rate swap agreement was secured by cash and cash equivalents of $570 and $850 at December 31, 2013 and 2012, respectively.

During 2013, PSB reclassified $186 ($113 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $186 ($113 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the year.

As of December 31, 2013 and 2012, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designed as hedges.

At December 31, the following floating interest rate swaps were outstanding with customers:

	2013	2012

Notional amount	$14,323	$14,979
Receive fixed rate (average)	2.00%	1.99%
Pay variable rate (average)	0.17%	0.21%
Maturity	3/2015-10/2021	3/2015-10/2021
Weighted average remaining term	2.9 years	3.9 years
Unrealized gain fair value	$276	$673

At December 31, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	2013	2012

Notional amount	$14,323	$14,979
Pay fixed rate (average)	2.00%	1.99%
Receive variable rate (average)	0.17%	0.21%
Maturity	3/2015-10/2021	3/2015-10/2021
Weighted average remaining term	2.9 years	3.9 years
Unrealized loss fair value	($276)	($673)

NOTE 15	Retirement and Deferred Compensation Plans

PSB has established a 401(k) profit sharing plan for its employees. PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary. PSB also may declare a discretionary profit sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2013, 2012, and 2011 was $446, $509, and $470, respectively.

PSB maintains deferred compensation agreements with certain executives and directors. PSB matches 20% of the amount of employees’ salary deferrals up to the first 15% of pay deferred. PSB directors may elect to defer earned directors’ fees into a separate deferred directors’ fees plan. No PSB match is made on deferred directors’ fees. Cumulative deferred balances earn a crediting rate generally equal to 100% of PSB’s return on average equity until retirement or separation from service. The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15 years following each participant’s normal retirement date with interest payable at a fixed interest rate ranging from 7% to 8%. PSB is accruing this liability over the participant’s remaining periods of service. The liability outstanding under the agreements was $3,155 and $2,855 at December 31, 2013 and 2012, respectively. The amount charged to operations was $270, $301, and $232 for 2013, 2012, and 2011, respectively.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 16	Self-Funded Health Insurance Plan

PSB has established an employee medical benefit plan to self-insure claims up to $65 per year for each individual with no stop-loss per year for participants in the aggregate. PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $77 and $84 as of December 31, 2013 and 2012, respectively. Health and dental insurance expense recorded in 2013, 2012, and 2011, was $1,130, $1,078, and $852, respectively.

NOTE 17	Income Taxes

The components of the provision for income taxes are as follows:

	2013	2012	2011

Current income tax provision:
Federal	$1,246	$1,600	$1,915
State	450	535	606

Total current	1,696	2,135	2,521

Deferred income tax provision (benefit):
Federal	(132)	330	(60)
State	99	70	(40)

Total deferred	(33)	400	(100)

Total provision for income taxes	$1,663	$2,535	$2,421

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

	2013		2012		2011
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$2,178	34.0	$2,905	34.0	$2,627	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(703)	(11.0)	(778)	(9.1)	(480)	(6.2)
Bank-owned life insurance	(137)	(2.1)	(138)	(1.6)	(141)	(1.8)
State income tax	362	5.7	399	4.7	374	4.8
Merger-related expenses	0	0.0	73	1.0	0	0.0
Other	(37)	(0.6)	74	1.0	41	0.5

Provision for income taxes	$1,663	26.0	$2,535	30.0	$2,421	31.3

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities. The major components of the net deferred tax assets are as follows:

	2013	2012

Deferred tax assets:
Allowance for loan losses	$2,579	$2,821
Deferred compensation and directors’ fees	1,308	1,189
Accrued interest receivable	0	125
Foreclosed assets	352	228
Interest rate swaps	171	273
Other	223	141

Gross deferred tax assets	4,633	4,777

Deferred tax liabilities:
Premises and equipment	769	864
Mortgage servicing rights	673	521
FHLB stock	120	240
Unrealized gain on securities available for sale	400	1,190
Deferred net loan origination costs	128	98
Prepaid expenses	139	181

Gross deferred tax liabilities	2,229	3,094

Net deferred tax asset	$2,404	$1,683

At December 31, 2013, federal tax returns remained open for Internal Revenue Service (IRS) review for tax years after 2009, while state tax returns remain open for review by state taxing authorities for tax years after 2008. There were no federal or state income tax audits being conducted at December 31, 2013.

The following table presents income tax effects on items of comprehensive income (loss) for the years ended December 31:

	2013		2012		2011
	Pretax	Income Tax	Pretax	Income Tax	Pretax	Income Tax
	Inc.(Exp.)	Exp.(Credit)	Inc.(Exp.)	Exp.(Credit)	Inc.(Exp.)	Exp.(Credit)

Unrealized gain (loss) on securities
available for sale	($1,574)	($613)	($310)	($119)	$180	$71
Reclassification adjustment for net
security gain included in net income	(12)	(5)	0	0	(32)	(13)
Amortization of unrealized gain on securities
available for sale transferred to securities
held to maturity included in net income	(420)	(184)	(452)	(178)	(516)	(168)
Unrealized gain (loss) on interest rate swap	75	29	(295)	(116)	(734)	(287)
Reclassification adjustment of interest rate
swap settlements included in earnings	186	73	172	68	183	72

Totals	($1,745)	($700)	($885)	($345)	($919)	($325)

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 18	Commitments, Contingencies, and Credit Risk

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

	2013	2012

Commitments to extend credit – Fixed and variable rates	$89,645	$74,121
Commercial standby letters of credit – Variable rate	4,533	4,951
Unused home equity lines of credit – Variable rate	24,082	22,999
Unused credit card commitments – Variable rate	234	3,217
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	949	1,945

Totals	$119,443	$107,233

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

Credit card commitments were commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp). These commitments were unsecured. During 2013, PSB sold its credit card loan balances to Elan Financial Services at a loss of $31 ($19 after tax benefits) on proceeds of $671. At December 31, 2013, certain card balances for which PSB provides full recourse against losses were still retained. Aggregate exposure on the full recourse balances was $328 at December 31, 2013, including $234 of unused commitments.

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”) and also originates loans for purchase by FNMA. PSB enters into forward commitments to sell mortgage loans to these various secondary market agency providers under which loans are funded by the agencies and PSB receives an agency fee reported as a component of gain on sale of loans. PSB had approximately $1,507 and $10,123 in firm commitments outstanding to deliver loans to these providers at December 31, 2013 and 2012, respectively, from rate lock commitments made with customers. Until November 2008, loans delivered by PSB to the Program carried a contractually agreed-upon credit enhancement from PSB with the commitment to perform servicing of the loan.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Concentration of Credit Risk

PSB grants residential mortgage, commercial, and consumer loans predominantly in Marathon, Oneida, and Vilas counties in Wisconsin. There are no significant concentrations of credit to any one debtor or industry group. Management believes the diversity of the local economy prevents significant losses during economic downturns.

Contingencies

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 19	Stock Based Compensation

PSB granted shares of restricted stock to certain employees having a market value of $210, $200, and $200, during 2013, 2012, and 2011, respectively. The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings since significantly all restricted shares are expected to vest to employees. As of December 31, 2013, 32,602 shares of restricted stock remained unvested. Unvested shares are subject to forfeiture upon employee termination.

The following table summarizes information regarding unvested restricted stock and shares outstanding during the three years ended December 31, 2013, 2012, and 2011.

	Unvested	Weighted Average
	Shares	Grant Value

January 1, 2011	19,452	$15.68
Restricted shares granted	9,130	21.90
Restricted shares vested	(3,010)	(16.62)

December 31, 2011	25,572	17.79
Restricted shares granted	8,895	22.48
Restricted shares vested	(4,058)	(16.08)

December 31, 2012	30,409	19.39
Restricted shares granted	8,076	26.00
Restricted shares vested	(5,883)	(17.85)

December 31, 2013	32,602	$21.30

During 2013, total compensation expense of $145 (before tax benefits of $57) was recorded from amortization of restricted shares expected to vest. During 2012, total compensation expense of $105 (before tax benefits of $41) was recorded from amortization of restricted shares expected to vest. During 2011, total compensation expense of $78 (before tax benefits of $31) was recorded from amortization of restricted shares expected to vest. Future projected compensation expense (before tax benefits) assuming all restricted shares eventually vest to employees would be as follows:

2014	$146
2015	137
2016	122
2017	82
2018	42

Total	$529

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. No additional shares of common stock remain reserved for future grants under the option plan approved by the shareholders, and the last outstanding option shares were exercised during 2012. No stock option plan expense was recorded in 2012 or 2011. The following table summarizes information regarding stock option activity during the two years ended December 31, 2012.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

		Weighted
		Average
	Shares	Price

January 1, 2011	3,827	$15.23
Options granted	0	0.00
Options exercised	(2,952)	15.09
Option forfeited	(287)	15.08

December 31, 2011	588	16.03
Options granted	0	0.00
Options exercised	(588)	16.03
Option forfeited	0	0.00

December 31, 2012	0	$0.00

NOTE 20	Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2013, the most recent regulatory financial report categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total capital (to risk weighted assets):
Consolidated	$70,048	13.88%	$40,365	8.00%	N/A	N/A
Peoples State Bank	$72,321	14.35%	$40,312	8.00%	$50,390	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$63,734	12.63%	$20,182	4.00%	N/A	N/A
Peoples State Bank	$66,015	13.10%	$20,156	4.00%	$30,234	6.00%

Tier I capital (to average assets):
Consolidated	$63,734	9.06%	$28,130	4.00%	N/A	N/A
Peoples State Bank	$66,015	9.39%	$28,130	4.00%	$35,163	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets):
Consolidated	$73,636	14.87%	$39,615	8.00%	N/A	N/A
Peoples State Bank	$71,032	14.36%	$39,572	8.00%	$49,465	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$60,430	12.20%	$19,813	4.00%	N/A	N/A
Peoples State Bank	$64,834	13.11%	$19,782	4.00%	$29,672	6.00%

Tier I capital (to average assets):
Consolidated	$60,430	8.76%	$27,594	4.00%	N/A	N/A
Peoples State Bank	$64,834	9.35%	$27,736	4.00%	$34,671	5.00%

NOTE 21	Earnings Per Share

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Unvested but issued restricted shares are considered to be outstanding shares and used to calculate the weighted average number of shares outstanding and determine net book value per share. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. On June 19, 2012, PSB declared a 5% stock dividend to shareholders of record July 16, 2012, which was paid in the form of additional common stock on July 30, 2012. All references in the accompanying consolidated financial statements and footnotes to the number of common shares and per share amounts have been restated to reflect the 5% stock dividend for all periods shown. The computation of earnings per share for the years ended December 31 is as follows:

	2013	2012	2011

Weighted average shares outstanding	1,652,700	1,663,147	1,652,861
Effect of dilutive stock options outstanding	0	58	858

Diluted weighted average shares outstanding	1,652,700	1,663,205	1,653,719

Basic earnings per share	$2.87	$3.61	$3.21

Diluted earnings per share	$2.87	$3.61	$3.21

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 22	Restrictions on Retained Earnings

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB. At December 31, 2013, management believes that maintaining the regulatory framework of the Bank at the well-capitalized level will effectively restrict potential dividends from the Bank to an amount less than $21,931. Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator, and the Wisconsin Department of Financial Institutions, the Bank’s primary state regulator. Because 2012 Bank dividends paid to PSB exceeded 2012 Bank net income, the Bank may not pay dividends to PSB in excess of net income during 2013 or 2014, without prior approval.

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

At December 31, 2013 and 2012, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin, that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

In the absence of a recent independent appraisal, collateral dependent impaired loans are valued based on a recent broker price opinion generally discounted by 10% plus estimated selling costs. In the absence of a broker price opinion, collateral dependent impaired loans are valued at the lower of last appraisal value or the current real estate tax value discounted by 30%, plus estimated selling costs. Property values are impacted by many macroeconomic factors. In general, a declining economy or rising interest rates would be expected to lower fair value of collateral dependent impaired loans while an improving economy or falling interest rates would be expected to increase fair value of collateral dependent impaired loans.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which PSB maintains mortgage servicing rights. Therefore, declining long-term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at December 31, 2013, used to measure fair value included:

Direct annual servicing cost per loan	$57
Direct annual servicing cost per loan in process of foreclosure	$500
Weighted average prepayment speed: CPR	26.17%
Weighted average prepayment speed: PSA	476.53%
Weighted average cash flow discount rate	7.92%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets and	Markets for	Other	Significant
	Liabilities	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2013
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$999	$0	$999	$0
U.S. agency issued residential MBS and CMO	59,390	0	59,390	0
Privately issued residential MBS and CMO	105	0	105	0
Obligations of states and political subdivisions	159	0	159	0
Nonrated SBA loan fund	950	0	950	0
Other equity securities	47	0	0	47

Total securities available for sale	61,650	0	61,603	47
Loans held for sale	150	0	150	0
Mortgage rate lock commitment	14	0	14	0
Interest rate swap agreements	276	0	276	0

Total assets	$62,090	$0	$62,043	$47

Liabilities – Interest rate swap agreements	$714	$0	$714	$0

2012
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$10,027	$0	$10,027	$0
U.S. agency issued residential MBS and CMO	59,640	0	59,640	0
Privately issued residential MBS and CMO	173	0	173	0
Nonrated commercial paper	5,500	0	5,500	0
Other equity securities	47	0	0	47

Total securities available for sale	75,387	0	75,340	47
Loans held for sale	884	0	884	0
Mortgage rate lock commitments	91	0	91	0
Interest rate swap agreements	673	0	673	0

Total assets	$77,035	$0	$76,988	$47

Liabilities – Interest rate swap agreements	$1,372	$0	$1,372	$0

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The reconciliation of fair value measurements using significant unobservable inputs during the years ended December 31 is as follows:

Balance at January 1, 2012:	$47
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	0

Balance at December 31, 2012	$47

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2012	$0

Balance at January 1, 2013:	$47
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	0

Balance at December 31, 2013	$47

Total gains (losses) for the period included in earnings attributable to the change
in unrealized gains or losses relating to assets still held at December 31, 2013	$0

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31 follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2013
Assets:
Impaired loans	$1,720	$0	$0	$1,720
Foreclosed assets	1,750	0	792	958
Mortgage servicing rights	1,696	0	0	1,696

Total assets	$5,166	$0	$792	$4,374

2012
Assets:
Impaired loans	$2,973	$0	$328	$2,645
Foreclosed assets	1,774	0	752	1,022
Mortgage servicing rights	1,233	0	0	1,233

Total assets	$5,980	$0	$1,080	$4,900

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2013, loans with a carrying amount of $2,119 were considered impaired and were written down to their estimated fair value of $1,720, net of a valuation allowance of $399. At December 31, 2012, loans with a carrying amount of $3,955 were considered impaired and were written down to their estimated fair value of $2,973 net of a valuation allowance of $982. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

In 2013, foreclosed assets with a fair value of $1,342 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. During 2013, foreclosed assets with a carrying amount of $2,156 were written down to a fair value of $1,750, less costs to sell. As a result, an impairment charge of $406 was included in earnings for the year ended December 31, 2013. In 2012, foreclosed assets with a fair value of $1,295 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. During 2012, foreclosed assets with a carrying amount of $2,259 were written down to a fair value of $1,774, less costs to sell. As a result, an impairment charge of $485 was included in earnings for the year ended December 31, 2012.

At December 31, 2013, mortgage servicing rights with a carrying amount of $1,717 were considered impaired and were written down to their estimated fair value of $1,696, resulting in an impairment allowance of $21. At December 31, 2012, mortgage servicing rights with a carrying amount of $1,513 were considered impaired and were written down to their estimated fair value of $1,233, resulting in an impairment allowance of $280. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Cash value of life insurance – Fair value is based on reported values of the assets by the issuer which are redeemable to the insured, which is considered a Level 2 fair value measurement.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	December 31, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:

Cash and cash equivalents	$31,522	$31,522	$31,522	$0	$0
Securities	133,279	133,322	0	131,479	1,843
Bank certificates of deposit	2,236	2,280	0	0	2,280
Net loans receivable and loans held for sale	510,030	514,309	0	150	514,159
Accrued interest receivable	2,076	2,076	0	0	2,076
Mortgage servicing rights	1,696	1,696	0	0	1,696
Mortgage rate lock commitments	14	14	0	14	0
FHLB stock	2,556	2,556	0	0	2,556
Cash surrender value of life insurance	12,826	12,826	0	12,826	0
Interest rate swap agreements	276	276	0	276	0

Financial liabilities:

Deposits	$577,514	$578,387	$0	$0	$578,387
FHLB advances	38,049	38,511	0	38,511	0
Other borrowings	20,441	21,251	0	14,364	6,887
Senior subordinated notes	4,000	3,489	0	0	3,489
Junior subordinated debentures	7,732	7,085	0	0	7,085
Interest rate swap agreements	714	714	0	714	0
Accrued interest payable	477	477	0	0	477

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	December 31, 2012
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:

Cash and cash equivalents	$48,847	$48,847	$48,847	$0	$0
Securities	145,209	147,751	0	145,795	1,956
Bank certificates of deposit	4,465	4,538	0	0	4,538
Net loans receivable and loans held for sale	478,875	484,925	0	1,212	483,713
Accrued interest receivable	2,157	2,157	0	0	2,157
Mortgage servicing rights	1,233	1,233	0	0	1,233
Mortgage rate lock commitments	91	91	0	91	0
FHLB stock	2,506	2,506	0	0	2,506
Cash surrender value of life insurance	11,813	11,813	0	11,813	0
Interest rate swap agreements	673	673	0	673	0

Financial liabilities:

Deposits	$565,442	$568,014	$0	$0	$568,014
FHLB advances	50,124	51,590	0	51,590	0
Other borrowings	20,728	22,118	0	14,890	7,228
Senior subordinated notes	7,000	7,000	0	0	7,000
Junior subordinated debentures	7,732	4,911	0	0	4,911
Interest rate swap agreements	1,372	1,372	0	1,372	0
Accrued interest payable	697	697	0	0	697

NOTE 24	Condensed Parent Company Only Financial Statements

The following are condensed balance sheets as of December 31, 2013 and 2012, and condensed statements of income and cash flows for the years ended December 31, 2013, 2012, and 2011, for PSB Holdings, Inc.

Balance Sheets

December 31, 2013 and 2012

Assets	2013	2012

Cash and due from banks	$3,502	$2,325
Investment in Peoples State Bank	66,801	66,777
Other assets	840	952

TOTAL ASSETS	$71,143	$70,054

Liabilities and Stockholders’ Equity

Accrued dividends payable	$644	$0
Other borrowings	1,500	0
Senior subordinated notes	4,000	7,000
Junior subordinated debentures	7,732	7,732
Other liabilities	514	875
Total stockholders’ equity	56,753	54,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,143	$70,054

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Income

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Income:
Dividends from Peoples State Bank	$4,000	$7,700	$2,875
Dividends from other investments	6	5	6
Interest	5	10	6

Total income	4,011	7,715	2,887

Expenses:
Interest on other borrowings	54	0	0
Interest expense on senior subordinated notes	184	578	567
Interest expense on junior subordinated debentures	341	342	341
Transfer agent and shareholder communication	47	68	38
Other	136	348	95

Total expenses	762	1,336	1,041

Income before income taxes and equity in undistributed net income of Peoples State Bank	3,249	6,379	1,846
Recognition of income tax benefit	293	431	402

Net income before equity in undistributed net income of Peoples State Bank	3,542	6,810	2,248
Equity in undistributed net income of Peoples State Bank	1,202	(801)	3,057

Net income	$4,744	$6,009	$5,305

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$4,744	$6,009	$5,305
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(1,202)	801	(3,057)
(Increase) decrease in other assets	147	(21)	5
Increase (decrease) in other liabilities	(79)	(2)	28
Increase (decrease) in dividends payable	644	(583)	20

Net cash provided by operating activities	4,254	6,204	2,301

Cash flows from investing activities:
Purchase Marathon State Bank common stock	(19)	(5,482)	0
Investment in Peoples State Bank	0	(5)	0

Net cash used in investing activities	(19)	(5,487)	0

Cash flows from financing activities:
Repayment of senior subordinated notes	(3,000)	0	0
Proceeds from other borrowings	2,000	0	0
Repayment of other borrowings	(500)	0	0
Proceeds from exercise of stock options	0	9	45
Dividends declared	(1,289)	(1,247)	(1,168)
Purchase of treasury stock	(269)	(262)	0

Net cash used in financing activities	(3,058)	(1,500)	(1,123)

Net increase (decrease) in cash and due from banks	1,177	(783)	1,178
Cash and due from banks at beginning	2,325	3,108	1,930

Cash and due from banks at end	$3,502	$2,325	$3,108

Table of Contents Notes to Consolidated Financial Statements (dollars in thousands except per share data)
NOTE 25	Summary of Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2013

Interest income	$6,624	$6,692	$6,772	$6,728
Interest expense	1,423	1,375	1,350	1,363
Net interest income	5,201	5,317	5,422	5,365
Provision for loan losses	323	352	3,340	0
Noninterest income	1,415	1,523	1,411	1,274
Net income	1,609	1,561	13	1,561
Basic earnings per share*	0.97	0.95	0.01	0.95
Diluted earnings per share*	0.97	0.95	0.01	0.95

2012

Interest income	$6,695	$6,679	$6,933	$6,937
Interest expense	1,879	1,799	1,770	1,643
Net interest income	4,816	4,880	5,163	5,294
Provision for loan losses	160	165	0	460
Noninterest income	1,242	2,323	1,444	1,559
Net income	1,180	1,918	1,226	1,685
Basic earnings per share*	0.70	1.15	0.74	1.01
Diluted earnings per share*	0.70	1.15	0.74	1.01

2011

Interest income	$7,043	$7,113	$7,095	$7,063
Interest expense	2,279	2,247	2,228	2,003
Net interest income	4,764	4,866	4,867	5,060
Provision for loan losses	360	430	360	240
Noninterest income	1,397	1,197	1,367	1,376
Net income	1,285	1,226	1,394	1,400
Basic earnings per share*	0.78	0.74	0.85	0.85
Diluted earnings per share*	0.78	0.74	0.84	0.85

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2013, of PSB’s disclosure controls and procedures. PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of PSB is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in PSB’s proxy statement dated March 17, 2014, relating to the 2014 annual meeting of stockholders (the “2014 Proxy Statement”) under the subcaption “Proposal No. 1 - Election of Directors – Election of Directors.”

PSB’s executive officers include Peter W. Knitt, age 55, President and Chief Executive Officer of PSB and Peoples State Bank, and Scott M. Cattanach, age 45, Treasurer and Secretary of PSB, and Senior Vice President and Chief Financial Officer of Peoples State Bank.

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

Financial Expert

The SEC has adopted rules that require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an “audit committee financial expert.”  Based on its review of the SEC rules, the Board has concluded that Kevin J. Kraft is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934.  In making this determination, the Board considered Mr. Kraft’s educational background and his business experience, which is described in PSB’s 2014 Proxy Statement under the subcaption “Proposal No. 1 – Election of Directors – Election of Directors.”  The Board has also determined, as disclosed in our 2014 Proxy Statement, that Mr. Kraft satisfies the criteria for director independence under the listing standards applicable to companies listed on The Nasdaq National Market.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaption “Proposal No. 1 - Election of Directors – Director Compensation for 2013.”

Information relating to the compensation of executive officers is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2014 Proxy Statement beginning under the caption “Beneficial Ownership of Common Stock.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers, and the independence of our directors is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaption “Corporate Governance – The Board – Certain Relationships and Related Transactions” and “Corporate Governance – The Board – Director Independence” and “Proposal No. 1 - Election of Directors – Director Compensation for 2013.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the fees and services of PSB’s principal accountant is incorporated into this Annual Report on Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaptions “Audit Committee Report and Related Matters – Independent Auditor and Fees,” and “Audit Committee Report and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2013 and 2012
(ii)	Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011
(iii)	Consolidated States of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
(vi)	Notes to Consolidated Financial Statements

(2)	No financial statement schedules are required by Item 15(b).

(3)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 12, 2008)

3.2	Articles of Amendment dated as of August 8, 2013, to Second Amended and Restated Articles of Incorporation of PSB Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated August 8, 2013)

3.3	Bylaws, as amended on February 21, 2006 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1	Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2	Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3	Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the terms of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1	Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2	Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3	2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4	Peoples State Bank Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 19, 2010)*

10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

10.6	Amendment to Restricted Stock Plan dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

10.7	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 17, 2008)*

10.8	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*

10.9	Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.10	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.11	Notification of Change to Executive Deferred Compensation Agreement dated December 31, 2013 (Peter W. Knitt) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2013)*

10.12	2005 Directors Deferred Compensation Plan as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2013)*

10.13	Peoples State Bank Survivor Income Benefit Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*

10.14	Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.15	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 17, 2008)*

10.16	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*

10.17	Executive Deferred Compensation Agreement with Peter W. Knitt dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.18	Amendment to Executive Deferred Compensation Agreement dated June 17, 2008 between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 17, 2008)*

10.19	Peoples State Bank Board of Directors’ Focus Rewards Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 19, 2013)*

21.1	Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

*Denotes Executive Compensation Plans and Arrangements.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PSB Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB Holdings, Inc.

March 17, 2014	By:	PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of March, 2014.

Signature and Title	Signature and Title

PETER W. KNITT	SCOTT M. CATTANACH
Peter W. Knitt, President	Scott M. Cattanach, Vice President, Treasurer and CFO
Chief Executive Officer and a Director	(Principal Financial Officer and Accounting
Officer)

DIRECTORS:

WILLIAM J. FISH	CHARLES A. GHIDORZI
William J. Fish	Charles A. Ghidorzi

LEE A. GUENTHER	KARLA M. KIEFFER
Lee A. Guenther	Karla M. Kieffer

DAVID K. KOPPERUD	KEVIN J. KRAFT
David K. Kopperud	Kevin J. Kraft

THOMAS R. POLZER	WILLIAM M. REIF
Thomas R. Polzer	William M. Reif

TIMOTHY J. SONNENTAG
Timothy J. Sonnentag

EXHIBIT INDEX

to

FORM 10-K

of

PSB HOLDINGS, INC.

for the fiscal year ended December 31, 2013

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part of this report:

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002

