Form 10-Q
period 2014-03-31
PSB HOLDINGS INC /WI/
filed 2014-05-15
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of common shares outstanding at May 14, 2014 was 1,658,157.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2014

-i-

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

March 31, 2014 unaudited, December 31, 2013 derived from audited financial statements

	March 31,	December 31,
(dollars in thousands, except per share data)	2014	2013
Assets

Cash and due from banks	$15,561	$13,800
Interest-bearing deposits and money market funds	1,167	977
Federal funds sold	5,892	16,745

Cash and cash equivalents	22,620	31,522

Securities available for sale (at fair value)	73,428	61,650
Securities held to maturity (fair value of $71,574 and $71,672 respectively)	70,867	71,629
Other investments	3,924	2,236
Loans held for sale	239	150
Loans receivable, net	488,102	509,880
Accrued interest receivable	2,256	2,076
Foreclosed assets	1,677	1,750
Premises and equipment, net	9,565	9,669
Mortgage servicing rights, net	1,707	1,696
Federal Home Loan Bank stock (at cost)	2,556	2,556
Cash surrender value of bank-owned life insurance	12,925	12,826
Other assets	3,883	3,901

TOTAL ASSETS	$693,749	$711,541

Liabilities

Non-interest-bearing deposits	$86,446	$102,644
Interest-bearing deposits	480,868	474,870

Total deposits	567,314	577,514

Federal Home Loan Bank advances	30,119	38,049
Other borrowings	20,419	20,441
Senior subordinated notes	4,000	4,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	5,888	7,052

Total liabilities	635,472	654,788

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 6,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,658,157 and 1,651,518 shares, respectively	1,830	1,830
Additional paid-in capital	6,873	6,967
Retained earnings	53,880	52,432
Accumulated other comprehensive income, net of tax	340	349
Treasury stock, at cost – 172,109 and 178,748 shares, respectively	(4,646)	(4,825)

Total stockholders’ equity	58,277	56,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,749	$711,541

Index

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2014	2013

Interest and dividend income:
Loans, including fees	$5,455	$5,687
Securities:
Taxable	549	541
Tax-exempt	381	373
Other interest and dividends	20	23

Total interest and dividend income	6,405	6,624

Interest expense:
Deposits	712	780
FHLB advances	242	330
Other borrowings	155	157
Senior subordinated notes	38	72
Junior subordinated debentures	84	84

Total interest expense	1,231	1,423

Net interest income	5,174	5,201
Provision for loan losses	140	323

Net interest income after provision for loan losses	5,034	4,878

Noninterest income:
Service fees	356	361
Mortgage banking	316	396
Investment and insurance sales commissions	244	287
Net gain on sale of securities	—	12
Increase in cash surrender value of life insurance	99	98
Other noninterest income	305	261

Total noninterest income	1,320	1,415

Noninterest expense:
Salaries and employee benefits	2,326	2,298
Occupancy and facilities	475	497
Loss on foreclosed assets	36	6
Data processing and other office operations	614	477
Advertising and promotion	57	78
FDIC insurance premiums	135	101
Other noninterest expenses	646	625

Total noninterest expense	4,289	4,082

Income before provision for income taxes	2,065	2,211
Provision for income taxes	615	602

Net income	$1,450	$1,609
Basic earnings per share	$0.87	$0.97
Diluted earnings per share	$0.87	$0.97

Index

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(dollars in thousands – unaudited)	2014	2013

Net income	$1,450	$1,609

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	24	(126)

Reclassification adjustment for security gain included in net income	—	(7)

Amortization of unrealized gain included in net income on securities available for sale
transferred to securities held to maturity	(53)	(68)

Unrealized gain (loss) on interest rate swap	(8)	7

Reclassification adjustment of interest rate swap settlements included in earnings	28	27

Other comprehensive loss	(9)	(167)

Comprehensive income	$1,441	$1,442

PSB Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2014 - unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2014	$1,830	$6,967	$52,432	$349	$(4,825)	$56,753

Net income			1,450			1,450
Other comprehensive loss				(9)		(9)
Issuance of new restricted stock grants		(173)			173	—
Vesting of existing restricted stock grants		79				79
Directors fees paid in grants of stock		—			6	6
Cash dividends declared on unvested restricted stock grants			(2)			(2)

Balance March 31, 2014	$1,830	$6,873	$53,880	$340	$(4,646)	$58,277

Three months ended March 31, 2013 - unaudited
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2013	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

Net income			1,609			1,609
Other comprehensive loss				(167)		(167)
Purchase of treasury stock					(238)	(238)
Issuance of new restricted stock grants		(218)			218	—
Vesting of existing restricted stock grants		55				55

Balance March 31, 2013	$1,830	$6,857	$50,586	$1,227	$(4,794)	$55,706

Index

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2014 and 2013

(dollars in thousands – unaudited)	2014	2013

Cash flows from operating activities:

Net income	$1,450	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	564	686
Provision for loan losses	140	323
Deferred net loan origination costs	(87)	(119)
Gain on sale of loans	(223)	(453)
Provision for (recapture of) servicing right valuation allowance	2	(123)
Gain on sale of premises and equipment	(6)	—
Gain on sale of foreclosed assets	(4)	(19)
Gain on sale of securities	—	(12)
Increase in cash surrender value of life insurance	(99)	(98)
Changes in operating assets and liabilities:
Accrued interest receivable	(180)	(232)
Other assets	37	435
Other liabilities	(1,126)	(882)

Net cash provided by operating activities	468	1,115

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	3,570	18,833
Securities held to maturity	1,690	1,450
Payment for purchase of:
Securities available for sale	(15,397)	(13,325)
Securities held to maturity	(1,080)	(2,890)
Purchase of other investments	(1,688)	—
Purchase of FHLB stock	—	(400)
Net (increase) decrease in loans	21,440	(13,740)
Capital expenditures	(68)	(132)
Proceeds from sale of premises and equipment	5	—
Proceeds from sale of foreclosed assets	312	141

Net cash provided by (used in) investing activities	8,784	(10,063)

Index

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2014 and 2013

(continued)

(dollars in thousands – unaudited)	2014	2013

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(16,198)	(15,267)
Net increase (decrease) in interest-bearing deposits	5,998	(18,943)
Net increase (decrease) in FHLB advances	(7,930)	8,000
Net increase (decrease) in other borrowings	(22)	2,401
Repayment of senior subordinated notes		(3,000)
Dividends declared	(2)	—
Purchase of treasury stock	—	(238)

Net cash used in financing activities	(18,154)	(27,047)

Net decrease in cash and cash equivalents	(8,902)	(35,995)
Cash and cash equivalents at beginning	31,522	48,847

Cash and cash equivalents at end	$22,620	$12,852

Supplemental cash flow information:

Cash paid during the period for:
Interest	$1,282	$1,559
Income taxes	150	48

Noncash investing and financing activities:

Loans charged off	$49	$328
Loans transferred to foreclosed assets	235	277
Loans originated on sale of foreclosed assets	—	107
Issuance of unvested restricted stock grants at fair value	200	210
Vesting of restricted stock grants	79	36

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in PSB’s Annual Report on Form 10-K for the year ended December 31, 2013 should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$—	$3	$997
U.S. agency issued residential mortgage-backed securities	35,762	480	432	35,810
U.S. agency issued residential collateralized mortgage obligations	35,590	428	432	35,586
Privately issued residential collateralized mortgage obligations	37	1		38
Nonrated SBA loan fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$73,386	$909	$867	$73,428

Securities held to maturity

Obligations of states and political subdivisions	$68,937	$1,341	$505	$69,773
Nonrated trust preferred securities	1,529	35	167	1,397
Nonrated senior subordinated notes	401	3		404

Totals	$70,867	$1,379	$672	$71,574

Index

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,001	$—	$2	$999
U.S. agency issued residential mortgage-backed securities	21,388	522	424	21,486
U.S. agency issued residential collateralized mortgage obligations	37,998	482	576	37,904
Privately issued residential collateralized mortgage obligations	102	3	—	105
Obligations of states and political subdivisions	159	—	—	159
Nonrated SBA loan fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$61,645	$1,007	$1,002	$61,650

Securities held to maturity

Obligations of states and political subdivisions	$69,704	$1,059	$887	$69,876
Nonrated trust preferred securities	1,524	30	165	1,389
Nonrated senior subordinated notes	401	6	—	407

Totals	$71,629	$1,095	$1,052	$71,672

Securities with a fair value of $53,784 and $47,593 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During the quarter ended March 31, 2014, PSB realized a net gain of $0 from proceeds totaling $262 on the sale of securities available for sale. During the quarter ended March 31, 2013, PSB realized a net gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale.

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

Index

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

The composition of loans categorized by the type of the loan, is as follows:

	March 31, 2014	December 31, 2013

Commercial, industrial, and municipal	$121,449	$130,220
Commercial real estate mortgage	200,058	212,850
Commercial construction and development	17,405	13,672
Residential real estate mortgage	122,323	123,980
Residential construction and development	16,971	18,277
Residential real estate home equity	20,474	20,677
Consumer and individual	3,207	3,567

Subtotals – Gross loans	501,887	523,243
Loans in process of disbursement	(7,215)	(6,895)

Subtotals – Disbursed loans	494,672	516,348
Net deferred loan costs	312	315
Allowance for loan losses	(6,882)	(6,783)

Net loans receivable	$488,102	$509,880

The following is a summary of information pertaining to impaired loans at period-end:

	March 31, 2014	December 31, 2013

Impaired loans without a valuation allowance	$9,034	$9,303
Impaired loans with a valuation allowance	7,643	6,472

Total impaired loans before valuation allowances	16,677	15,775
Valuation allowance related to impaired loans	2,564	2,108

Net impaired loans	$14,113	$13,667

Index

Activity in the allowance for loans losses during the three months ended March 31, 2014 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$2,828	$2,653	$1,223	$79	$—	$6,783
Provision	(426)	12	566	(12)	—	140
Recoveries	4	—	3	1	—	8
Charge offs	(27)	—	(21)	(1)	—	(49)

Ending balance	$2,379	$2,665	$1,771	$67	$—	$6,882

Activity in the allowance for loans losses during the three months ended March 31, 2013 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,014	$2,803	$1,511	$103	$—	$7,431
Provision	343	(293)	264	9	—	323
Recoveries	2	—	1	5	—	8
Charge offs	(130)	—	(172)	(26)	—	(328)

Ending balance	$3,229	$2,510	$1,604	$91	$—	$7,434

The following tables provide other information regarding the allowance for loan losses and balances by type of allowance methodology.

	At March 31, 2014
		Commercial	Residential
Allowance for loan losses:	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Individually evaluated for impairment	$1,038	$803	$704	$19	$—	$2,564
Collectively evaluated for impairment	1,341	1,862	1,067	48	—	4,318

Total allowance for loan losses	$2,379	$2,665	$1,771	$67	$—	$6,882

Loans receivable (gross):

Individually evaluated for impairment	$7,888	$5,471	$3,299	$19	$—	$16,677
Collectively evaluated for impairment	113,561	211,992	156,469	3,188	—	485,210

Total loans receivable (gross)	$121,449	$217,463	$159,768	$3,207	$—	$501,887

	At December 31, 2013
		Commercial	Residential
Allowance for loan losses:	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Individually evaluated for impairment	$1,167	$695	$228	$18	$—	$2,108
Collectively evaluated for impairment	1,661	1,958	995	61	$—	4,675

Total allowance for loan losses	$2,828	$2,653	$1,223	$79	$—	$6,783

Loans receivable (gross):

Individually evaluated for impairment	$8,102	$5,527	$2,129	$17	$—	$15,775
Collectively evaluated for impairment	122,118	220,995	160,805	3,550	$—	507,468

Total loans receivable (gross)	$130,220	$226,522	$162,934	$3,567	$—	$523,243

Index

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

Guarantor (5% weight) – Considers the existence of a guarantor along with PSB’s past experience with the guarantor and his related liquidity and credit score.

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

Index

The commercial credit exposure based on internally assigned credit grade at March 31, 2014, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$15	$—	$—	$—	$—	$15
Minimal risk (2)	18,299	17,668	118	1,065	74	37,224
Average risk (3)	54,669	137,474	12,483	2,521	6,367	213,514
Acceptable risk (4)	21,582	31,333	3,037	513	347	56,812
Watch risk (5)	7,425	7,439	1,630	—	—	16,494
Substandard risk (6)	684	810	—	—	—	1,494
Impaired loans (7)	4,670	5,334	137	128	3,090	13,359

Total	$107,344	$200,058	$17,405	$4,227	$9,878	$338,912

The commercial credit exposure based on internally assigned credit grade at December 31, 2013, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$44	$—	$—	$—	$—	$44
Minimal risk (2)	24,085	19,249	120	1,115	78	44,647
Average risk (3)	51,745	145,673	8,863	2,563	6,512	215,356
Acceptable risk (4)	26,395	34,154	2,917	424	357	64,247
Watch risk (5)	8,146	7,572	1,632	—	—	17,350
Substandard risk (6)	654	815	—	—	—	1,469
Impaired loans (7)	4,860	5,387	140	152	3,090	13,629

Total	$115,929	$212,850	$13,672	$4,254	$10,037	$356,742

The consumer credit exposure based on payment activity and internally assigned credit grade at March 31, 2014, follows:

	Residential-	Construction and	Residential-
	Prime	Development	HELOC	Consumer	Total

Performing	$119,484	$16,926	$20,059	$3,188	$159,657
Impaired loans	2,839	45	415	19	3,318

Total	$122,323	$16,971	$20,474	$3,207	$162,975

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2013, follows:

	Residential-	Construction and	Residential-
	Prime	Development	HELOC	Consumer	Total

Performing	$122,408	$18,230	$20,167	$3,550	$164,355
Impaired loans	1,572	47	510	17	2,146

Total	$123,980	$18,277	$20,677	$3,567	$166,501

Index

The payment age analysis of loans receivable disbursed at March 31, 2014, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$3,568	$624	$376	$4,568	$102,776	$107,344	$—
Agricultural	—	—	128	128	4,099	4,227	—
Government	—	—	—	—	9,878	9,878	—

Commercial real estate:

Commercial real estate	301	169	855	1,325	198,733	200,058	—
Commercial construction and development	17	—	—	17	13,417	13,434	—

Residential real estate:

Residential – Prime	1,370	301	388	2,059	120,264	122,323	—
Residential – HELOC	48	18	214	280	20,194	20,474	—
Residential – construction and development	139	—	—	139	13,588	13,727	—

Consumer	14	30	6	50	3,157	3,207	—

Total	$5,457	$1,142	$1,967	$8,566	$486,106	$494,672	$—

The payment age analysis of loans receivable disbursed at December 31, 2013, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$297	$57	$610	$964	$114,965	$115,929	$—
Agricultural	—	—	152	152	4,102	4,254	—
Government	—	—	—	—	10,037	10,037	—

Commercial real estate:

Commercial real estate	376	547	1,276	2,199	210,651	212,850	—
Commercial construction and development	—	—	—	—	11,434	11,434	—

Residential real estate:

Residential – prime	369	87	335	791	123,189	123,980	—
Residential – HELOC	45	14	314	373	20,304	20,677	—
Residential – construction and development	37	—	—	37	13,583	13,620	—

Consumer	2	10	9	21	3,546	3,567	—

Total	$1,126	$715	$2,696	$4,537	$511,811	$516,348	$—

Index

Impaired loans as of March 31, 2014, and during the three months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized
With no related allowance recorded:

Commercial & industrial	$2,673	$—	$2,625	$2,743	$28
Commercial real estate	2,523	—	2,365	2,371	16
Commercial construction & development	1	—	—	—	—
Government	3,090	—	3,090	3,090	—
Residential – prime	946	—	834	850	1
Residential – HELOC	120	—	120	115	1

With an allowance recorded:

Commercial & industrial	$2,286	$996	$2,045	$2,022	$8
Commercial real estate	3,201	770	2,969	2,990	2
Commercial construction & development	139	33	137	139	2
Agricultural	128	42	128	140	—
Residential – prime	2,051	557	2,005	1,356	9
Residential – HELOC	308	135	295	348	—
Residential construction & development	48	12	45	46	—
Consumer	21	19	19	18	—

Totals:

Commercial & industrial	$4,959	$996	$4,670	$4,765	$36
Commercial real estate	5,724	770	5,334	5,361	18
Commercial construction & development	140	33	137	139	2
Agricultural	128	42	128	140	—
Government	3,090	—	3,090	3,090	—
Residential – prime	2,997	557	2,839	2,206	10
Residential – HELOC	428	135	415	463	1
Residential construction & development	48	12	45	46	—
Consumer	21	19	19	18	—

Index

The impaired loans at December 31, 2013, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized
With no related allowance recorded:

Commercial and industrial	$2,906	$—	$2,861	$2,172	$135
Commercial real estate	2,555	—	2,376	1,740	85
Commercial construction and development	1	—	—	—	—
Government	3,090	—	3,090	1,545	150
Residential – Prime	979	—	866	845	14
Residential – HELOC	110	—	110	55	3

With an allowance recorded:

Commercial and industrial	$2,231	$1,112	$1,999	$2,813	$43
Commercial real estate	3,143	621	3,011	2,955	81
Commercial construction and development	142	74	140	171	8
Agricultural	152	55	152	153	—
Residential – Prime	749	101	706	1,085	9
Residential – HELOC	412	119	400	453	5
Residential construction and development	49	8	47	100	1
Consumer	19	18	17	22	—

Totals:

Commercial and industrial	$5,137	$1,112	$4,860	$4,985	$178
Commercial real estate	5,698	621	5,387	4,695	166
Commercial construction and development	143	74	140	171	8
Agricultural	152	55	152	153	—
Government	3,090	—	3,090	1,545	150
Residential – Prime	1,728	101	1,572	1,930	23
Residential – HELOC	522	119	510	508	8
Residential construction and development	49	8	47	100	1
Consumer	19	18	17	22	—

Loans on nonaccrual status at period-end, follows:

	March 31, 2014	December 31, 2013

Commercial:

Commercial and industrial	$1,567	$1,575
Agricultural	128	152

Commercial real estate:

Commercial real estate	4,168	4,103
Commercial construction and development	17	17

Residential real estate:

Residential – prime	1,052	1,059
Residential – HELOC	282	387
Residential construction and development	28	30

Consumer	19	17

Total	$7,261	$7,340

Index

During the quarter ended March 31, 2014, the contracts identified below were modified to capitalize unpaid property taxes or to extend payment amortization periods, and were categorized as troubled debt restructurings. During the quarter ended March 31, 2013, the contracts identified below were modified to capitalize unpaid property taxes, lower the interest rate, or extend payment amortization periods. Specific loan reserves maintained in connection with loans restructured during the quarter totaled $54 at March 31, 2014 and $27 at March 31, 2013. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the three months ended March 31, 2014:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of March 31, 2014	contracts	investment	investment at period-end

Commercial & industrial	1	$60	$60
Commercial real estate – prime	2	$309	$309

The following table presents information concerning modifications of troubled debt made during the three months ended March 31, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of March 31, 2013	contracts	investment	investment at period-end

Commercial & industrial	1	$38	$38
Commercial real estate	2	$221	$221

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

Default during the three months ended	Number of	Recorded
March 31, 2014	contracts	investment

Commercial and industrial	1	$59
Commercial real estate	2	$227
Residential real estate – prime	1	$86

Default during the three months ended	Number of	Recorded
March 31, 2013	contracts	investment

Commercial real estate	1	$74
Residential real estate – prime	1	$90

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

Index

A summary of activity in foreclosed assets is as follows:

	Three months ended
	March 31,
	2014	2013

Balance at beginning of period	$1,750	$1,774

Transfer of loans at net realizable value to foreclosed assets	235	277
Sale proceeds	(312)	(141)
Loans made on sale of foreclosed assets	—	(107)
Net gain from sale of foreclosed assets	4	19

Balance at end of period	$1,677	$1,822

NOTE 5 – DEPOSITS

The distribution of deposits at period end is as follows:

	March 31, 2014	December 31, 2013

Non-interest bearing demand	$86,446	$102,644
Interest bearing demand (NOWs)	122,748	118,769
Savings	58,625	57,658
Money market	141,501	136,797
Retail and local time	102,027	104,287
Broker and national time	55,967	57,359

Total deposits	$567,314	$577,514

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of the following obligations at March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013

Short-term repurchase agreements	$5,919	$5,441
Bank stock term loan	1,000	1,500
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$20,419	$20,441

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $21,225 at March 31, 2014 and $22,699 at December 31, 2013.

PSB has pledged its common stock ownership of its subsidiary, Peoples State Bank, as collateral for the bank stock term loan. The bank note carries a floating rate of interest with required remaining principal payments of $500 in 2014 and $500 in 2015. In addition, $8,000 of wholesale structured repurchase agreements mature in 2014 with the remaining $5,500 maturing in 2017.

Index

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended
	March 31,
	2014	2013

As of end of period – weighted average rate	3.00%	2.84%
For the period:
Highest month-end balance	$20,561	$23,129
Daily average balance	$20,441	$21,154
Weighted average rate	3.08%	3.01%

NOTE 7 – SENIOR SUBORDINATED NOTES

During the quarter ended March 31, 2013, PSB elected to prepay $7,000 of its 8% senior subordinated notes with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt included $4,000 of privately placed notes carrying a 3.75% fixed interest rate with semi-annual interest only payments, due in 2018, and $2,000 in a fully amortizing bank stock term loan with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest based on changes in the 90-day LIBOR plus 3.00% and maturing in 2015. The $4,000 of new fixed rate debt is held by related parties, including directors and a significant shareholder. Total interest expense on senior subordinated notes was $38 and $72 during the quarters ended March 31, 2014 and 2013, respectively.

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	March 31, 2014	December 31, 2013

Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.23%	0.24%
Maturity	September 2017	September 2017
Unrealized fair value loss	$(405)	$(438)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the quarter ended March 31, 2014 or 2013. Risk management results for the quarter ended March 31, 2014 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

Index

As of March 31, 2014, approximately $186 of losses ($113 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending March 31, 2015. The interest rate swap agreement was secured by cash and cash equivalents of $570 at March 31, 2014 and December 31, 2013.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	March 31, 2014	December 31, 2013

Notional amount	$14,155	$14,323
Receive fixed rate (average)	1.99%	2.00%
Pay variable rate (average)	0.15%	0.17%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	2.7 years	2.9 years
Unrealized fair value gain	$262	$276

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	March 31, 2014	December 31, 2013

Notional amount	$14,155	$14,323
Pay fixed rate (average)	1.99%	2.00%
Receive variable rate (average)	0.15%	0.17%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	2.7 years	2.9 years
Unrealized fair value loss	$(262)	$(276)

NOTE 9 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2014
Period ended March 31, 2014	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain on securities available for sale	$39	$15
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(87)	(34)
Unrealized loss on interest rate swap	(14)	(6)
Reclassification adjustment of interest rate swap settlements included in earnings	46	18

Totals	$(16)	$(7)

	Three Months Ended
	March 31, 2013
Period ended March 31, 2013	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(219)	$(93)
Reclassification adjustment for security gain included in net income	(12)	(5)
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(112)	(44)
Unrealized gain on interest rate swap	8	1
Reclassification adjustment of interest rate swap settlements included in earnings	45	18

Totals	$(290)	$(123)

Index

NOTE 10 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

During the quarter ended March 31, 2014, PSB reclassified $46 ($28 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $46 ($28 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

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

NOTE 11 – STOCK-BASED COMPENSATION

PSB granted restricted stock to certain employees having an initial market value of $200 during the three months ended March 31, 2014 compared to $210 granted during the three months ended March 31, 2013. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the three months ended March 31, compensation expense recorded from amortization of restricted shares expected to vest to employees was $41 and $36 during 2014 and 2013, respectively.

The following tables summarize information regarding restricted stock outstanding at March 31, 2014 and 2013 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2013	30,409	$19.39
Restricted stock granted	8,076	26.00
Restricted stock legally vested	(5,883)	(17.85)

March 31, 2013	32,602	$21.30

January 1, 2014	32,602	$21.30
Restricted stock granted	6,400	31.25
Restricted stock legally vested	(7,640)	(18.91)

March 31, 2014	31,362	$23.92

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2014	$166
2015	157
2016	162
2017	122
2018	82
Thereafter	40

Totals	$729

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during the period. Unvested but issued restricted shares are considered to be outstanding shares and used to calculate the weighted average number of shares outstanding and determine net book value per share. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of any outstanding stock options.

Index

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended
	March 31,
(dollars in thousands, except per share data – unaudited)	2014	2013

Net income	$1,450	$1,609

Weighted average shares outstanding	1,658,017	1,656,162
Effect of dilutive stock options outstanding	—	—

Diluted weighted average shares outstanding	1,658,017	1,656,162

Basic earnings per share	$0.87	$0.97
Diluted earnings per share	$0.87	$0.97

NOTE 13 – CONTINGENCIES

In the normal course of business, PSB is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

At March 31, 2014 and December 31, 2013, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin, that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

Index

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

Direct annual servicing cost per loan	$60
Direct annual servicing cost per loan in process of foreclosure	$600
Weighted average prepayment speed: CPR	21.51%
Weighted average prepayment speed: PSA	437.79%
Weighted average cash flow discount rate	7.92%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

Index

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at March 31, 2014:

Securities available for sale:

U.S. Treasury and agency debentures	$997	$—	$997	$—
U.S. agency issued residential MBS and CMO	71,396	—	71,396	—
Privately issued residential MBS and CMO	38	—	38	—
Solomon Hess SBA loan fund (CDFI Fund)	950	—	950	—
Other equity securities	47	—	—	47

Total securities available for sale	73,428	—	73,381	47
Loans held for sale	239	—	239	—
Mortgage rate lock commitments	26	—	26	—
Interest rate swap agreements	262	—	262	—

Total assets	$73,955	$—	$73,908	$47

Liabilities – Interest rate swap agreements	$667	$—	$667	$—

Assets measured at fair value on a recurring basis at December 31, 2013:

Securities available for sale:

U.S. Treasury and agency debentures	$999	$—	$999	$—
Obligations of states and political subdivisions	159		159	—
U.S. agency issued residential MBS and CMO	59,390	—	59,390	—
Privately issued residential MBS and CMO	105	—	105	—
Solomon Hess SBA loan fund (CDFI Fund)	950		950	—
Other equity securities	47	—	—	47

Total securities available for sale	61,650	—	61,603	47
Loans held for sale	150	—	150	—
Mortgage rate lock commitments	14	—	14	—
Interest rate swap agreements	276	—	276	—

Total assets	$62,090	$—	$62,043	$47

Liabilities – Interest rate swap agreements	$714	$—	$714	$—

Index

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2013:	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at March 31, 2013	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2013	$—

Balance at January 1, 2014	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at March 31, 2014	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2014	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at March 31, 2014:

Impaired loans	$1,169	$—	$—	$1,169
Foreclosed assets	1,677	—	792	885
Mortgage servicing rights	1,707	—	—	1,707

Total assets	$4,553	$—	$792	$3,761

Assets measured at fair value on a nonrecurring basis at December 31, 2013:

Impaired loans	$1,720	$—	$—	$1,720
Foreclosed assets	1,750	—	792	958
Mortgage servicing rights	1,696	—	—	1,696

Total assets	$5,166	$—	$792	$4,374

Index

At March 31, 2014, loans with a carrying amount of $1,450 were considered impaired and were written down to their estimated fair value of $1,169 net of a valuation allowance of $281. At December 31, 2013, loans with a carrying amount of $2,119 were considered impaired and were written down to their estimated fair value of $1,720, net of a valuation allowance of $399. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At March 31, 2014, foreclosed assets with a carrying amount of $2,662 had been written down to a fair value of $1,677, less costs to sell. During the quarter ended March 31, 2014, foreclosed assets with a fair value of $235 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. No write-downs to fair value were included in earnings during the quarter ended March 31, 2014.

At December 31, 2013, foreclosed assets with a carrying amount of $2,735 had been written down to a fair value of $1,750, less costs to sell. During the quarter ended March 31, 2013, foreclosed assets with a fair value of $277 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. No impairment charges were recorded as a reduction to earnings during the quarter ended March 31, 2013.

At March 31, 2014, mortgage servicing rights with a carrying amount of $1,730 were considered impaired and were written down to their estimated fair value of $1,707, resulting in an impairment allowance of $23. At December 31, 2013, mortgage servicing rights with a carrying amount of $1,717 were considered impaired and were written down to their estimated fair value of $1,696, resulting in an impairment allowance of $21. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

Index

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at March 31, 2014:

	March 31, 2014
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$22,620	$22,620	$22,620	$—	$—
Securities	144,295	145,002	—	143,154	1,848
Other investments	3,924	3,971	—	—	3,971
Net loans receivable and loans held for sale	488,341	491,468	—	239	491,229
Accrued interest receivable	2,256	2,256	—	—	2,256
Mortgage servicing rights	1,707	1,707	—	—	1,707
Mortgage rate lock commitments	26	26	—	26	—
FHLB stock	2,556	2,556	—	—	2,556
Cash surrender value of life insurance	12,925	12,925	—	12,925	—
Interest rate swap agreements	262	262	—	262	—

Financial liabilities ($000s):

Deposits	$567,314	$568,171	$—	$—	$568,171
FHLB advances	30,119	30,389	—	30,389	—
Other borrowings	20,419	21,141	—	14,242	6,899
Senior subordinated notes	4,000	3,514	—	—	3,514
Junior subordinated debentures	7,732	7,120	—	—	7,120
Interest rate swap agreements	667	667	—	667	—
Accrued interest payable	426	426	—	—	426

Index

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2013:

	December 31, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$31,522	$31,522	$31,522	$—	$—
Securities	133,279	133,322	—	131,479	1,843
Bank certificates of deposit	2,236	2,280	—	—	2,280
Net loans receivable and loans held for sale	510,030	514,309	—	150	514,159
Accrued interest receivable	2,076	2,076	—	—	2,076
Mortgage servicing rights	1,696	1,696	—	—	1,696
Mortgage rate lock commitments	14	14	—	14	—
FHLB stock	2,556	2,556	—	—	2,556
Cash surrender value of life insurance	12,826	12,826	—	12,826	—
Interest rate swap agreements	276	276	—	276	—

Financial liabilities ($000s):

Deposits	$577,514	$578,387	$—	$—	$578,387
FHLB advances	38,049	38,511	—	38,511	—
Other borrowings	20,441	21,251	—	14,364	6,887
Senior subordinated notes	4,000	3,489	—	—	3,489
Junior subordinated debentures	7,732	7,085	—	—	7,085
Interest rate swap agreements	714	714	—	714	—
Accrued interest payable	477	477	—	—	477

NOTE 15 – CURRENT ACCOUNTING CHANGES

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

NOTE 16 – FUTURE ACCOUNTING CHANGES

FASB ASC Topic 310, Receivables. In January 2014, new authoritative accounting guidance was issued that defined when a lender has obtained physical possession of residential real estate collateral, requiring charge-off of the loan and recognition as foreclosed property. In addition, additional disclosures on the amount of residential real estate included in foreclosed assets as well as the amount of residential loans in the process of foreclosure are required for each period end. These new rules become effective for quarterly periods beginning January 1, 2015. Adoption of this new guidance is not expected to have a significant impact on PSB’s results of operations or financial statements.

Index

NOTE 17 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2014 but prior to the release of these financial statements. On April 11, 2014, PSB completed its acquisition of the Northwoods National Bank Rhinelander, Wisconsin branch of The Baraboo National Bank pursuant to the purchase agreement signed January 22, 2014. The purchase added approximately $21 million of performing loans and $41 million of deposits to PSB who will continue to operate the branch location as a branch of Peoples State Bank. PSB acquired the Northwoods branch for a deposit premium calculated as a percentage of the deposits acquired (as defined by the agreement), resulting in a premium paid of $654. No currently nonperforming loans or foreclosed assets were acquired under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of March 31, 2014 compared to December 31, 2013 and results of our operations for the three months ended March 31, 2014 compared to the results of operations for the three months ended March 31, 2013. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Management’s discussion and analysis, like other portions of this Quarterly Report on Form 10-Q, includes forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, our anticipated future financial performance involves risks and uncertainties that may cause actual results to differ materially from those described in our forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption “Forward-Looking Statements” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and, from time to time, in our other filings with the Securities Exchange Commission. We do not intend to update forward-looking statements. This discussion and analysis should be considered in light of that cautionary statement. Additional risk factors relating to an investment in our common stock are also described under Item 1A of the 2013 Annual Report on Form 10-K.

This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All figures are in thousands, except per share data and per employee data.

EXECUTIVE OVERVIEW

Results of Operations

March 2014 quarterly earnings were $.87 per share on net income of $1,450 compared to earnings of $.97 per share on net income of $1,609 during the March 2013 quarter. Earnings during March 2014 were reduced $81 after tax benefits by acquisition and conversion costs related to Peoples State Bank’s purchase of the Northwoods National Bank Rhinelander, Wisconsin branch of The Baraboo National Bank completed April 11, 2014. In addition, earnings during March 2013 increased $73 from tax savings related to the 2012 purchase of Marathon State Bank. Excluding these merger and acquisition related non-recurring items, March 2014 quarterly pro-forma net income would have been $.92 per share on net income of $1,531 compared to March 2013 pro-forma net income of $.93 per share on net income of $1,536. During March 2014, a $153 decline in credit related costs was offset by an $80 decline in mortgage banking income and a $79 increase in operating expense excluding merger and acquisition conversion costs compared to the prior year quarter.

Looking ahead to the June 2014 quarter, net income growth over prior year quarters will continue to be challenged by lower mortgage banking income, downward pressure on net interest margin, and uncertainty over loan growth prospects compared to the prior year periods. In addition, additional acquisition and data conversion costs associated with the Northwoods branch purchase will be recognized during the June 2014 quarter, reducing net income by approximately $240,000 after tax benefits.

Index

Credit Quality

Due to improving general credit trends within its portfolio as well as a $21.8 million decline in net loans outstanding during the quarter ended March 31, 2014, PSB’s provision for loan losses declined to $140 during the March 2014 quarter compared to $323 during the March 2013 quarter. There was no provision for partial write-downs of foreclosed properties during the March 2014 or 2103 quarters, and loss on foreclosed assets was $36 during March 2014 and $6 during March 2013. Taken together, credit costs totaled $176 during the March 2014 quarter compared to $329 during the March 2013 quarter, a decline of $153, or 46.5%. Net loan charge-offs totaled $41 during the March 2014 quarter (.03% of average loans on an annualized basis) compared to $320 during the March 2013 quarter (.26% of average loans).

Total nonperforming assets were $10,323 at March 31, 2014 (1.49% of total assets) compared to $10,389 at December 31, 2013 (1.46% of total assets). At March 31, 2014, the allowance for loan losses was $6,882, or 1.39% of total loans (80% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

Asset Growth and Liquidity

Total assets were $693.7 million at March 31, 2014 compared to $711.5 million at December 31, 2013, down $17.8 million, or 2.5%, due to a decline in net loans receivable of $21.8 million, down 4.3%. The loan decline was led by an $8.3 million payoff from a multi-family housing developer who refinanced into permanent low fixed rate financing. We continue to maintain other lending relationships with this customer. In addition, our seven largest commercial line of credit holders decreased their balances $4.7 million since the beginning of 2014. Lastly, all other commercial related loans declined $7.0 million including a $2.1 million pay down of a purchased loan participation from another Wisconsin community bank.

Loan repayments were reinvested in $11.0 million of investment securities with the remaining $10.8 million in loan repayments and an $8.9 million decline in cash and cash equivalents used to support an $8.8 million decline in local deposits and a $9.3 million pay down of wholesale funding during the quarter ended March 31, 2014. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $99.6 million (14.4% of total assets) at March 31, 2014 compared to $108.9 million (15.3% of total assets) at December 31, 2013.

During the upcoming June 2014 quarter, total assets will increase from the recent purchase of the Northwoods branch in Rhinelander, Wisconsin, and an expected increase in organic loan growth. The branch purchase added approximately $21 million of performing loans and $41 million of deposits and we will continue to operate the location as a branch of Peoples State Bank. Peoples acquired the Northwoods branch for a deposit premium calculated as a percentage of the deposits acquired (as defined by the agreement), resulting in a premium paid of approximately $655. No currently nonperforming loans or foreclosed assets were acquired in the purchase. After recognition of acquisition and conversion costs associated with the branch purchase to be expensed during 2014 (approximately $325 after tax benefits), the branch purchase is expected to be accretive to earnings during 2015.

Capital Resources

During the quarter ended March 31, 2014, stockholders’ equity increased $1,524 primarily from $1,450 of net income during the period. No shares of common stock were repurchased during the March 2014 quarter, while 8,930 shares of stock were repurchased on the open market at an average price of $26.62 per share during the March 2013 quarter. We continue to maintain a stock buyback plan and during the coming June 2014 quarter could purchase up to 10,000 shares on the open market at prices up to $31.50 per share.

Net book value increased to $35.15 per share at March 31, 2014, compared to $34.36 per share at December 31, 2013, an increase of 2.3%. Our stockholders’ equity to assets ratio increased to 8.40% at March 31, 2014 compared to 7.98% at December 31, 2013 due to increased retained earnings while total assets declined during the March 2014 quarter. During the June 2014 quarter, the equity ratio is expected to decline as a result of the purchase of the Northwoods Rhinelander branch which increased assets without a new issue of additional common stock. For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. PSB was considered “well capitalized” under banking regulations at March 31, 2014.

Index

New regulatory capital rules applicable to all banks become effective for us beginning January 1, 2015. The new rules expand the number of capital measurements and new minimum ratios over which a bank may pay dividends, repurchase common stock, or pay certain executive compensation. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but does not expect to issue additional common stock solely to meet the new requirements or that recurring operations or growth potential will be significantly impacted.

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At March 31, 2014, unused and available wholesale funding was approximately $309 million, or 45% of total assets, compared to $297 million, or 42% of total assets at December 31, 2013. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $274 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at March 31, 2014, up from $273 million at December 31, 2013. At March 31, 2014, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 8% of the total serviced principal (down from 9% at December 31, 2013), up to a maximum guarantee of $949 in the aggregate. However, we would incur such loss only if the FHLB first lost $1,524 on this remaining loan pool of $22,711 as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). No loans have been sold by us to the FHLB with our credit enhancement since October 2008 and we do not intend to originate future loans with the guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations even if we had not provided a credit enhancement on the mortgage. Provision for representation and warranty losses were $8 and $203 during the quarters ended March 31, 2014 and 2013, respectively. We maintained a reserve liability for potential future representation and warranty losses of $100 at March 31, 2014 and $108 at December 31, 2013. We first began to recognize a reserve liability for representation and warranty losses during the quarter ended March 31, 2013.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at March 31, 2014) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $14,155 at March 31, 2014). These arrangements and related off balance sheet commitments are outlined in Note 8 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions were $405 and $438 at March 31, 2014 and December 31, 2013, respectively before tax impacts. Cash held on deposit with swap counterparties against these liabilities totaled $570 at March 31, 2014 and December 31, 2013.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $120 million at March 31, 2014 compared to $119 million at December 31, 2013. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Index

RESULTS OF OPERATIONS

Earnings

Quarter ended March 31, 2014 compared to March 31, 2013

March 2014 quarterly earnings were $.87 per share on net income of $1,450 compared to earnings of $.97 per share on net income of $1,609 during the March 2013 quarter. Earnings during the March 2014 quarter were reduced $81 after tax benefits by acquisition and conversion costs related to Peoples State Bank’s purchase of the Northwoods National Bank Rhinelander, Wisconsin branch of The Baraboo National Bank completed April 11, 2014. In addition, earnings during the March 2013 quarter increased $73 from tax savings related to the 2012 purchase of Marathon State Bank. Excluding these merger and acquisition related non-recurring items, March 2014 quarterly pro-forma net income would have been $.92 per share on net income of $1,531 compared to March 2013 pro-forma net income of $.93 per share on net income of $1,536. During March 2014, a $153 decline in credit related costs was offset by an $80 decline in mortgage banking income and a $79 increase in operating expense excluding merger conversion costs compared to the prior year quarter. Refer to Table 1 below for a presentation of net income and earnings per share both before and after non-recurring items. Table 2 below outlines key financial performance metrics for five linked quarters ending March 31, 2014.

Looking ahead to the June 2014 quarter, net income growth over prior year quarters will continue to be challenged by lower mortgage banking income, downward pressure on net interest margin, and uncertainty over loan growth prospects compared to the prior year periods. In addition, additional merger and data conversion costs associated with the Northwoods branch purchase will be recognized during the June 2014 quarter, reducing net income by approximately $240 after tax benefits.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended March 31,
($000s, net of income tax effects)	2014	2013

Net income from recurring operations before credit costs	$1,638	$1,735
Less: Credit costs	(107)	(199)

Net income from recurring operations after credit costs	1,531	1,536
Add: Benefit from amendment of Marathon State Bank tax returns	—	73
Less: Merger related expenses and data processing conversion	(81)	—

Net income	$1,450	$1,609

	Quarter ended March 31,
(per diluted share, net of income tax effects)	2014	2013

Net income from recurring operations before credit costs	$0.99	$1.05
Less: Credit costs	(0.07)	(0.12)

Net income from recurring operations after credit costs	0.92	0.93
Add: Benefit from amendment of Marathon State Bank tax returns	—	0.04
Less: Merger related expenses and data processing conversion	(0.05)	—

Net income	$0.87	$0.97

Annualized return on average assets was .84% (.89% before the merger related and conversion costs) and .95% (.90% before the Marathon State Bank amended tax return benefits) during the quarters ended March 31, 2014, and 2013, respectively. Annualized return on average stockholders’ equity was 10.19% (10.76% before the merger related and conversion costs) and 11.83% (11.30% before the Marathon State Bank amended tax return benefits) during the quarters ended March 31, 2014 and 2013, respectively.

Index

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Earnings and dividends:	2014	2013	2013	2013	2013

Net interest income	$5,174	$5,365	$5,422	$5,317	$5,201
Provision for loan losses	$140	$—	$3,340	$352	$323
Other noninterest income	$1,320	$1,274	$1,411	$1,523	$1,415
Other noninterest expense	$4,289	$4,391	$3,817	$4,216	$4,082
Net income	$1,450	$1,561	$13	$1,561	$1,609

Basic earnings per share(3)	$0.87	$0.95	$0.01	$0.95	$0.97
Diluted earnings per share(3)	$0.87	$0.95	$0.01	$0.95	$0.97
Dividends declared per share(3)	$—	$0.39	$—	$0.39	$—
Net book value per share	$35.15	$34.36	$33.92	$34.04	$33.71

Semi-annual dividend payout ratio	n/a	40.91%	n/a	20.32%	n/a
Average common shares outstanding	1,658,017	1,651,518	1,651,518	1,651,664	1,656,162

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$498,957	$507,898	$510,937	$499,425	$485,495
Assets	$698,127	$704,559	$695,344	$688,353	$689,687
Deposits	$567,500	$557,639	$537,836	$525,158	$541,672
Stockholders’ equity	$57,710	$57,243	$56,907	$57,223	$55,137

Performance ratios:

Return on average assets(1)	0.84%	0.88%	0.01%	0.91%	0.95%
Return on average stockholders’ equity(1)	10.19%	10.82%	0.09%	10.94%	11.83%
Average stockholders’ equity less
accumulated other comprehensive income
(loss) to average assets	8.22%	8.07%	8.09%	8.18%	7.82%
Net loan charge-offs to average loans(1)	0.03%	0.27%	2.97%	0.12%	0.26%
Nonperforming loans to gross loans	1.75%	1.67%	1.66%	1.89%	2.02%
Allowance for loan losses to gross loans	1.39%	1.31%	1.36%	1.49%	1.49%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	16.27%	16.80%	16.73%	17.75%	19.33%
Net interest rate margin(1)(2)	3.31%	3.32%	3.40%	3.41%	3.37%
Net interest rate spread(1)(2)	3.15%	3.14%	3.23%	3.24%	3.20%
Service fee revenue as a percent of
average demand deposits(1)	1.68%	1.76%	2.01%	2.02%	1.89%
Noninterest income as a percent of gross revenue	17.09%	15.92%	17.24%	18.54%	17.60%
Efficiency ratio(2)	63.75%	63.87%	53.94%	59.52%	59.50%
Noninterest expenses to average assets(1)	2.49%	2.47%	2.18%	2.46%	2.40%

Stock price information:

High	$34.50	$31.25	$31.50	$31.00	$28.50
Low	$30.10	$29.75	$29.40	$27.76	$25.30
Last trade value at quarter-end	$32.00	$31.25	$29.76	$29.25	$28.00

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Index

Net Interest Income

Quarter ended March 31, 2014 compared to March 31, 2013

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,408 (on net margin of 3.31%) during the March 31, 2014 quarter compared to $5,446 (3.37%) in the March 2013 quarter. Net margin has declined from prior quarters as loan yields have declined faster than funding costs. Although increased earning assets increased net interest income by $238 during the March 2014 quarter compared to the March 2013 quarter, the decline in net interest margin decreased net interest income by $276 during the March 2014 quarter compared to the March 2013 quarter.

The March 2014 quarterly decline in net loans outstanding, combined with the decline in net margin, also reduced tax adjusted net interest income during the March 2014 quarter ($5,408, on net margin of 3.31%) compared to the linked December 2013 quarter (5,446 on net margin of 3.32%). Compared to the December 2013 quarter, March 2014 quarterly loan yields declined .09%, to 4.40%, while average cost of interest bearing liabilities declined .08%, to .91%.

Looking ahead, net margin will remain under pressure from falling loan yields and larger than typical balances in low yielding overnight interest earning funds due to the Northwoods Rhinelander branch purchase. In light of very low market rates and intense competition for high credit quality loan growth, PSB expects loan yields during the upcoming quarter to decline slightly as maturities and originations may be repriced at rates lower than the current portfolio. The decline in loan yield may be greater than funding costs can be reduced with deposit rates already near functional minimums. Net interest margin could decline slightly during the June 2014 quarter but net interest income is expected to increase slightly over that seen during the March 2014 quarter due to the Northwoods Rhinelander branch loan portfolio acquisition.

During the March 2014 and March 2013 quarters, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $66 million, or 13.3%, of gross loans at March 31, 2014 was supported by an average interest rate floor approximately 115 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $757 and .11%, respectively, based on those existing loan floors and average total earning assets during the quarter ended March 31, 2014. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At March 31, 2013, the coupon rate on approximately $74 million, or 15.8%, of gross loans at March 31, 2013 was supported by an average interest rate floor approximately 123 basis points greater than the normal adjustable rate. The annualized increase to net interest income and net interest margin was approximately $910 and .14%, respectively, based on those existing loan floors and average total earning assets during the quarter ended March 31, 2013.

Index

The following Tables present a schedule of yields and costs for the three months ended March 31, 2014, compared to the prior year period ended March 31, 2013, and the interest income and expense volume and rate analysis for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended March 31, 2014				Quarter ended March 31, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$505,833	$5,493	4.40%	$492,977	$5,740	4.72%
Taxable securities	80,428	549	2.77%	91,316	541	2.40%
Tax-exempt securities(2)	54,699	577	4.28%	51,984	565	4.41%
FHLB stock	2,556	3	0.48%	2,675	1	0.15%
Other	19,344	17	0.36%	16,240	22	0.55%

Total(2)	662,860	6,639	4.06%	655,192	6,869	4.25%

Non-interest-earning assets:
Cash and due from banks	10,301			9,934
Premises and equipment, net	9,614			10,207
Cash surrender value insurance	12,862			11,851
Other assets	9,366			9,985
Allowance for loan losses	(6,876)			(7,482)

Total	$698,127			$689,687

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$182,355	$84	0.19%	$181,768	$114	0.25%
Money market deposits	141,564	109	0.31%	122,311	104	0.34%
Time deposits	157,495	519	1.34%	160,139	562	1.42%
FHLB borrowings	34,458	242	2.85%	52,680	330	2.54%
Other borrowings	20,441	155	3.08%	21,154	157	3.01%
Senior subordinated notes	4,000	38	3.85%	5,500	72	5.31%
Junior subordinated debentures	7,732	84	4.41%	7,732	84	4.41%

Total	548,045	1,231	0.91%	551,284	1,423	1.05%

Non-interest-bearing liabilities:
Demand deposits	86,086			77,454
Other liabilities	6,286			5,812
Stockholders’ equity	57,710			55,137

Total	$698,127			$689,687

Net interest income		$5,408			$5,446
Rate spread			3.15%			3.20%
Net yield on interest-earning assets			3.31%			3.37%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index
Table 4:	Interest Expense and Expense Volume and Rate Analysis (Year to Date) Three months ended March 31, 2014

	2014 compared to 2013
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$139	$(386)	$(247)
Taxable securities	(74)	82	8
Tax-exempt securities(2)	29	(17)	12
FHLB stock	—	2	2
Other interest income	3	(8)	(5)

Total	97	(327)	(230)

Interest paid on:
Savings and demand deposits	—	(30)	(30)
Money market deposits	15	(10)	5
Time deposits	(9)	(34)	(43)
FHLB borrowings	(128)	40	(88)
Other borrowings	(5)	3	(2)
Senior subordinated notes	(14)	(20)	(34)
Junior subordinated debentures	—	—	—

Total	(141)	(51)	(192)

Net interest earnings	$238	$(276)	$(38)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Interest Rate Sensitivity

We incur market risk primarily from interest-rate risk inherent in our lending and deposit taking activities. Market risk is the risk of loss from adverse changes in market prices and rates. We actively monitor and manage our interest-rate risk exposure. The measurement of the market risk associated with financial instruments (such as loans and deposits) is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 14 of the Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure reflected on the Consolidated Balance Sheets to control interest-rate risk. In general, longer-term earning assets are funded by shorter-term funding sources allowing us to earn net interest income on both the credit risk taken on assets and the yield curve of market interest rates. In general, a sudden and substantial change in interest rates could adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We do not engage in significant trading activities to enhance earnings or for hedging purposes.

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at March 31, 2014. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects a liability sensitive gap position during the next year, with a cumulative negative one-year gap ratio at March 31, 2014 of 82.9% compared to a negative gap of 85.4% at December 31, 2013. The one-year gap ratio declined since December 31, 2013 due to purchase of fixed rate mortgage backed securities while short-term investments declined. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. If we held an asset sensitive gap position, the existence of our “in the money” floating rate loan floors discussed previously could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 5: Interest Rate Sensitivity Gap Analysis

	March 31, 2014
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total
Earning assets:
Loans	$157,283	$40,000	$61,447	$82,098	$115,219	$39,176	$495,223
Securities	9,107	4,639	10,425	19,633	52,712	47,779	144,295
FHLB stock						2,556	2,556
CSV bank-owned life insurance						12,925	12,925
Other earning assets	7,807	248	1,192	1,736			10,983

Total	$174,197	$44,887	$73,064	$103,467	$167,931	$102,436	$665,982
Cumulative rate sensitive assets	$174,197	$219,084	$292,148	$395,615	$563,546	$665,982

Interest-bearing liabilities
Interest-bearing deposits	$93,959	$21,979	$194,459	$29,125	$48,022	$93,324	$480,868
FHLB advances	12,475	8,200	6,540		2,904		30,119
Other borrowings	6,919		8,000		5,500		20,419
Senior subordinated notes					4,000		4,000
Junior subordinated debentures					7,732		7,732

Total	$113,353	$30,179	$208,999	$29,125	$68,158	$93,324	$543,138
Cumulative interest
sensitive liabilities	$113,353	$143,532	$352,531	$381,656	$449,814	$543,138

Interest sensitivity gap for
the individual period	$60,844	$14,708	$(135,935)	$74,342	$99,773	$9,112
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	153.7%	148.7%	35.0%	355.3%	246.4%	109.8%

Cumulative interest
sensitivity gap	$60,844	$75,552	$(60,383)	$13,959	$113,732	$122,844
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	153.7%	152.6%	82.9%	103.7%	125.3%	122.6%

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

Table 6: Net Interest Margin Rate Simulation Impacts

Period Ended:	March 2014	December 2013	March 2013

Cumulative 1 year gap ratio
Base	83%	85%	83%
Up 200	80%	82%	80%
Down 100	85%	87%	85%

Change in Net Interest Income – Year 1
Up 200 during the year	-3.0%	-2.8%	-2.9%
Down 100 during the year	-0.3%	-0.1%	0.2%

Change in Net Interest Income – Year 2
No rate change (base case)	1.1%	-0.8%	-0.7%
Following up 200 in year 1	0.0%	-0.2%	-3.4%
Following down 100 in year 1	-2.1%	-2.4%	-2.4%

Note: Simulations since June 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 58.4% at March 31, 2014 compared to 53.8% at December 31, 2013.

At March 31, 2014, internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively modest projected reductions to future years’ net interest income, even in more extreme periods of interest rate changes such as up 400 basis points during a 24 month period. The impact of various rate simulations on projected “base” net interest income are shown in the Table below. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during 2014, net interest income would decline during the first three years of the simulation from 6.1% in year 1 to a decline of 12.6% in year 2 and a decline of 7.9% in year 3 compared to the base simulation’s net interest income ($1,296 in year 1, $2,716 in year 2, and $1,698 in year 3 before tax benefits). When the yield curve flattens, repriced short-term funding cost, such as for terms of one year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. Current net interest income sensitivity to a rising and flattening yield curve is similar than that seen at December 31, 2013 when similar “flat up 500 basis point” projections indicated net interest income would decline 6.0%, 12.7%, and 7.0% compared to the base simulation in years 1, 2, and 3, respectively.

Although the flat up 500 basis points simulation is projected to negatively impact net interest income during the first three years of the simulation, we also have risk to a prolonged period of low or falling rates in the already low rate environment in years 3-5 of a falling rate scenario. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008 (pre-recessionary levels).

Index

The table below summarizes the percentage change to current “base case” net interest income as a result of certain interest simulations:

Table 7: Projected Changes to Net Interest Income Under Various Rate Change Simulations

	During next 12M	During next 24M	During next 24M	Yield Curve
	Down 100 bp	Parallel up 400 bp	Flat up 500 bp	Twist*

Year 1	-0.3%	-2.8%	-6.1%	1.2%
Year 2	-3.2%	-7.5%	-12.6%	3.0%
Year 3	-6.6%	-3.6%	-7.9%	-6.8%
Year 4	-10.5%	13.7%	10.7%	1.5%
Year 5	-12.9%	28.0%	25.9%	15.2%

*Yield curve steepens over the first 18 months of the simulation (10 year CMT Treasury = 3.75%) and flattens over months 19-36 to the average slope from 2005-2007 (with Fed Funds targeted at 4.00%)

Despite recent rate volatility in mid and longer term market interest rates, we do not consider a falling rate environment to be likely, but we continue to monitor our asset-liability position for an environment of continued low short-term rates during the next 12 to 24 months.

Noninterest Income

Quarter ended March 31, 2014 compared to March 31, 2013

Total noninterest income for the quarter ended March 31, 2014 was $1,320, compared to $1,415 earned during the March 2013 quarter, a decrease of $95, or 6.7%, as residential mortgage banking declined $80, or 20.2%. Mortgage banking includes the gain on sale of residential mortgage loans to secondary market investors as well as the net loan servicing income associated with those loans. Wealth management investment and insurance sales commissions also declined $43, or 15.0%, during the March 2014 quarter compared to the atypically high levels seen during the March 2013 quarter. Offsetting these declines were higher other noninterest income, led by increased debit and credit card interchange fee income, up $41, or 20.7%. During the December 2013 quarter, PSB sold its credit card loan principal portfolio in exchange for greater interchange fee income on those retained credit card customers, accounting for most of the increased interchange income during the March 2014 quarter.

Gain on sale of mortgage loans declined 50.6% to $224 during the March 2014 quarter compared to $453 during the March 2013 quarter on significantly lower residential loan refinance activity due to an increase in long term interest rates in response to expected actions by the Federal Reserve. Gain on mortgage sales is expected to remain at March 2014 levels during the coming June 2014 quarter and is likely to result in lower mortgage banking income throughout 2014 compared to 2013. Offsetting a portion of the decline in sale gains is increased mortgage servicing fee income during 2014 from slower amortization of mortgage servicing rights as refinance activity sharply declines. Total mortgage banking income during all of 2014 is expected to decline to between 20% and 30% of the amounts seen during the year ended December 31, 2013 and could cause total noninterest income to decline during 2014 compared to that seen during 2013.

Noninterest Expense

Quarter ended March 31, 2014 compared to March 31, 2013

Noninterest expenses totaled $4,289 during the March 2014 quarter compared to $4,082 during the March 2013 quarter. The March 2014 quarter included $128 of Northwoods Rhinelander acquisition and data conversion costs for the acquisition completed April 11, 2014. If these costs were excluded, noninterest expense during the March 2014 quarter would have been $4,161 compared to $4,082 during the March 2013 quarter, an increase of $79, or 1.9%. Excluding $95 in acquisition-related data conversion costs, data processing and other office operations expense was $519 during the March 2014 quarter compared to $477 during the March 2013 quarter, an increase of $42, or 8.8%, from additional software expense. Acquisition-related legal fees increased March 2014 quarterly other noninterest expense by $10 and new Northwoods Rhinelander branch equipment purchases increased occupancy and facilities expense by $21.

Additional Northwoods Rhinelander branch acquisition and conversion related expenses will be incurred during the June 2014 quarter, which will primarily increase data processing and other office operations expense. All quarterly June 2014 acquisition and conversion costs are expected to range from $380 to $400 before tax benefits, which would reduce quarterly net income by $230 to $245 after taxes. During all of 2014, Northwoods Rhinelander acquisition and conversion costs after tax benefits are expected to reduce 2014 net income by approximately $325. The branch purchase is also expected to result in recognition of a core deposit intangible asset which will be amortized to expense over up to seven years, increasing future operating expense.

The March 2013 quarterly effective income tax rate was 27.2% of pre-tax income as the provision for income tax expense was reduced $73 for the tax benefit realized on amendment of Marathon’s previously filed 2009 through 2011 income tax returns primarily to correct the treatment of tax-exempt interest on municipal loans. Before this tax reduction, the March 2013 quarterly effective income tax rate would have been 30.5% compared to a March 2014 quarterly effective income tax rate of 29.8%.

Index

CREDIT QUALITY AND PROVISION FOR LOAN LOSSES

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 16.27%, 16.80%, and 19.33% at March 31, 2014, December 31, 2013, and March 31, 2013, respectively (refer to Table 24). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 8: Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2014	2013	2013

Nonaccrual loans (excluding restructured loans)	$3,593	$6,162	$3,704
Nonaccrual restructured loans	3,668	1,187	3,636
Restructured loans not on nonaccrual	1,385	2,755	1,299
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	8,646	10,104	8,639
Nonaccrual trust preferred investment security	—	—	—
Foreclosed assets	1,677	1,822	1,750

Total nonperforming assets	$10,323	$11,926	$10,389

Nonperforming loans as a % of gross loans receivable	1.75%	2.02%	1.67%
Total nonperforming assets as a % of total assets	1.49%	1.74%	1.46%
Allowance for loan losses as a % of nonperforming loans	79.60%	73.57%	78.52%

Total nonperforming assets decreased $66, or 0.6%, since December 31, 2013, and decreased $1,603, or 13.4%, since March 31, 2013. Since March 31, 2013, certain nonaccrual loans were restructured but were unable to maintain payment under the restructured terms or continued on nonaccrual status following the restructuring. Therefore, nonaccrual loans in total were largely unchanged and were $7,261 at March 31, 2014 compared to $7,349 at March 31, 2013. At March 31, 2014, the allowance for loan losses was $6,882, or 1.39% of total loans (80% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

During the quarter ended March 31, 2014, total loans delinquent 30 to 59 days increased $4,331, to $5,457, compared to $1,126 at December 31, 2013, as shown in Note 3 of the Notes to Consolidated Financial Statements. The increase was due to a $2,944 commercial and industrial loan relationship that includes a significant government agency guarantee of principal that became past due during the March 2014 quarter. This borrower was negatively impacted by loss of a large customer during 2013 that has resulted in strained cash flow. The full borrower relationship includes loans receivable totaling $3,605, of which $2,105 is guaranteed by the United States Department of Agriculture (“USDA”). At March 31, 2014, the loan relationship was classified as a credit risk rating 5 (“Watch”) but is likely to be restructured during the June 2014 quarter to extend repayment terms. We maintain a good collateral position outside the USDA guarantee and the borrower is expected to be able to service the debt under restructured terms. A restructuring of this debt would increase nonperforming loans at June 30, 2014.

Index

Separately, a $1,075 single family residential mortgage loan became 30 to 59 days delinquent during the March 2014 quarter as the borrower works through a potential change in ownership of the home. This mortgage is significantly under collateralized although the borrower continues income levels sufficient to service the required debt payments. Refer to Table 11 below for more information on this loan relationship and specific reserves maintained on this impaired (credit risk rating 7) loan. The change in payment delinquency of this loan and the commercial and industrial loan discussed in the prior paragraph accounted for $4,019 (93%) of the $4,331 increase in loans delinquent 30 to 59 days during the March 2014 quarter compared to December 31, 2013.

While the general credit quality of our loan portfolio and identified problem loans continues to improve, the local economic conditions are fragile and slow growing in central and northern Wisconsin, and during the past several years, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. Our market area has a higher than typical allocation of resources in the manufacturing sector, although the greatest economic growth for many years has been in health and education services. The local paper and wood industries have, and continue to experience, a long-term production decline. The local retail sales environment also declined during 2013 as J.C. Penney Company, Inc., Gap, Inc., and Abercrombie & Fitch, Co. brand Hollister announced store closures within our primary markets.

We expect these conditions to restrain economic growth as some borrowers continue to manage fragile cash flows and debt servicing ability. In addition, the loss of the significant employers mentioned previously may have a significant negative impact on small local municipalities that depended on these closed manufacturing plants for tax assessment base and utility revenue. At March 31, 2014, $3,090 of tax exempt general obligation and tax incremental financing district development loans receivable with a local municipality expected to be significantly negatively impacted due to a plant closure were classified as performing, but impaired loans with no specific reserve. During the June 2014 quarter, we expect to restructure this loan to extend the life of the tax incremental financing district so that existing property tax collections from real estate located within the district continue for a period long enough to fully pay the original district development costs. This debt restructuring is expected to be classified as a troubled debt restructuring, which would increase non performing loans beginning June 30, 2014.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our eight locations), and loan customers in Marathon County, Wisconsin. The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 6.4% at January 2014 (the most recent data available) compared to 8.1% at January 2013. The unemployment rate in Oneida County, Wisconsin was 9.9% at January 2014 compared to 11.6% at January 2013. The unemployment rate in Vilas County, Wisconsin was 11.3% at January 2014 compared to 13.0% at January 2013. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 6.7% at March 2014 compared to 7.5% at March 2013. A local economic outlook survey of business owners for our market area published in the December 2013 quarter points to expectations of an improving local economy with some businesses considering a local capital expansion, although an overall economic rebound is considered further out in the future towards the end of 2014.

At March 31, 2014, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 20% of all nonperforming assets compared to 20% of nonperforming assets at December 31, 2013. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status. No new large nonperforming assets in excess of $500 were identified during the quarter ended March 31, 2014.

Table 9: Largest Nonperforming Assets at March 31, 2014 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Owner occupied commercial office and residential rentals	Nonaccrual	$740	$184
Owner occupied cabinetry contractor real estate and equipment	Nonaccrual	719	292
Owner occupied multi use, multi-tenant real estate	Nonaccrual	640	107

Total listed nonperforming assets		$2,099	$583
Total bank wide nonperforming assets		$10,323	$1,981
Listed assets as a percent of total nonperforming assets		20%	29%

Index

Table 10: Largest Nonperforming Assets at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Nonaccrual	$731	$304
Owner occupied multi use, multi-tenant real estate	Nonaccrual	658	107
Owner occupied commercial office and residential rentals	Nonaccrual	642	51

Total listed nonperforming assets		$2,031	$462
Total bank wide nonperforming assets		$10,389	$1,936
Listed assets as a percent of total nonperforming assets		20%	24%

In addition to nonperforming loans, we have classified certain performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. At March 31, 2014, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table. During the March 2014 quarter, a new single family residential mortgage was added to the large impaired loan list due to a significant collateral shortfall associated with the property and a potential change in ownership although the borrower continues income levels sufficient to service the required debt payments.

Table 11: Largest Performing, but Impaired Loans at March 31, 2014 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$3,090	$—
Owner occupied light manufacturing facility and equipment	Impaired	1,712	—
Single family residential home first mortgage	Impaired	1,075	434
Owner occupied cabinetry contractor real estate and equipment	Impaired	747	—

Total listed performing, but impaired loans		$6,624	$434
Total performing, but impaired loans		$8,032	$583
Listed assets as a percent of total performing, but impaired loans		82%	74%

Table 12: Largest Performing, but Impaired Loans at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$3,090	$—
Owner occupied light manufacturing facility and equipment	Impaired	1,725	—
Owner occupied cabinetry contractor real estate and equipment	Impaired	700	—

Total listed performing, but impaired loans		$5,515	$—
Total performing, but impaired loans		$7,136	$172
Listed assets as a percent of total performing, but impaired loans		77%	0%

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

Index

Due to improving general credit trends within its portfolio as well as a $21.8 million decline in net loans outstanding during the quarter ended March 31, 2014, PSB’s provision for loan losses declined to $140 during the March 2014 quarter compared to $323 during the March 2013 quarter. There was no provision for partial write-downs of foreclosed properties during the March 2014 or 2103 quarters, and loss on foreclosed assets was $36 during the March 2014 quarter and $6 during the March 2013 quarter. Taken together, credit costs totaled $176 during the March 2014 quarter compared to $329 during the March 2013 quarter, a decline of $153, or 46.5%.

Provision for loan losses during the June 2014 quarter may increase from that recorded during the March 2014 quarter due to potential loan growth, although the provision is not expected to be greater than the $352 provision for loan losses recorded in the June 2013 quarter. However, future provisions are also impacted by the actual amount of newly impaired and other problem loans identified by internal procedures or regulatory agencies which are not yet known.

Table 13: Allowance for Loan Losses

	Three months ended
	March 31,
(dollars in thousands)	2014	2013

Allowance for loan losses at beginning	$6,783	$7,431

Provision for loan losses	140	323
Recoveries on loans previously charged-off	8	8
Loans charged off	(49)	(328)

Allowance for loan losses at end	$6,882	$7,434

Net loan charge-offs totaled $41 during the March 2014 quarter (.03% of average loans on an annualized basis) compared to $320 during the March 2013 quarter (.26% of average loans). During the March 2013 quarter, two unrelated credit relationships including a commercial loan and non-owner occupied single family residential mortgage loans totaling $229 were charged off, representing 72% of all quarterly charge-offs.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Total assets were $693.7 million at March 31, 2014 compared to $711.5 million at December 31, 2013, down $17.8 million, or 2.5%, due to a decline in net loans receivable of $21.8 million, down 4.3%. The loan decline was led by an $8.3 million payoff from a multi-family housing developer who refinanced into permanent low fixed rate financing. We continue to maintain other lending relationships with this customer. In addition, our seven largest commercial line of credit holders decreased their balances $4.7 million since the beginning of 2014. Lastly, all other commercial related loans declined $7.0 million including a $2.1 million pay down of a purchased loan participation from another Wisconsin community bank.

Loan repayments were reinvested in $11.0 million of investment securities with the remaining $10.8 million in loan repayments and an $8.9 million decline in cash and cash equivalents used to support an $8.8 million decline in local deposits and a $9.3 million pay down of wholesale funding during the quarter ended March 31, 2014. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $99.6 million (14.4% of total assets) at March 31, 2014 compared to $108.9 million (15.3% of total assets) at December 31, 2013.

During the upcoming June 2014 quarter, total assets will increase from the recent purchase of the Northwoods branch in Rhinelander, Wisconsin, and an expected increase in organic loan growth. The branch purchase added approximately $21 million of performing loans and $41 million of deposits and we will continue to operate the location as a branch of Peoples State Bank. The branch purchase added approximately $17 million of cash and cash equivalents to the existing $5.9 million of federal funds sold held at March 31, 2014. Our ability to reinvest these overnight funds into loans receivable during the June 2014 quarter and the remainder of 2014 will have a significant impact on our ability to increase earnings during 2014 compared to 2013.

Index

Changes in assets during the three months March 31, 2014 are described in Table 14 below.

Table 14: Change in Balance Sheet Assets Composition

	Three months ended
Increase (decrease) in assets ($000s)	March 31, 2014
	$	%

Investment securities	$11,016	8.3%
Bank certificates of deposit	1,688	75.5%
Other assets (various categories)	(364)	-1.2%
Residential real estate mortgage and home equity loans	(1,665)	-1.1%
Commercial, industrial and agricultural loans	(8,771)	-6.7%
Cash and cash equivalents	(8,902)	-28.2%
Commercial real estate mortgage loans	(10,794)	-4.8%

Total decrease in assets	$(17,792)	-2.5%

During the March 2014 quarter, the increase in investment securities included an additional $10,357 investment in federal agency issued residential mortgage backed securities purchased at a slight discount to par value with a weighted average purchased yield of 2.80% and an expected average principal life of 5.4 years under current interest rate levels. These securities are subject to extension of principal payments in a rising rate scenario with average principal life increasing up to 7.2 years in connection with a significant increase in interest rates such as the 10 year U.S. Treasury rate. The majority of the purchased mortgage backed securities were represented by fully amortizing 15 year residential mortgage collateral. While the purchase is expected to increase 2014 net income by approximately $40 per quarter, the purchase was made with existing overnight funds and slightly increased our interest rate risk position in future years.

Changes in net assets during the three months ended March 31, 2014, impacted funding sources as shown in Table 15 below.

Table 15: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended
Increase (decrease) in liabilities and equity ($000s)	March 31, 2014
	$	%

Stockholders’ equity	$1,524	2.7%
Other borrowings	(22)	-0.1%
Other liabilities and debt (various categories)	(1,164)	-7.9%
Wholesale and national deposits	(1,392)	-2.4%
Retail certificates of deposit > $100	(1,967)	-4.2%
Core deposits (including MMDA)	(6,841)	-1.4%
FHLB advances	(7,930)	-20.8%

Total decrease in liabilities and stockholders’ equity	$(17,792)	-2.5%

Index

Loans Receivable

Table 16: Period-End Loan Composition

	March 31,		March 31,		December 31, 2013
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2014	2013	2014	2013	Dollars	of total

Commercial, industrial and agricultural	$121,449	$128,873	24.5%	25.8%	$130,220	25.2%
Commercial real estate mortgage	213,805	218,172	43.3%	43.7%	224,599	43.5%
Residential real estate mortgage	136,049	127,748	27.5%	25.5%	137,600	26.6%
Residential real estate loans held for sale	239	—	0.0%	0.0%	150	0.0%
Consumer home equity	20,474	20,735	4.1%	4.1%	20,677	4.0%
Consumer and installment	3,207	4,494	0.6%	0.9%	3,567	0.7%

Totals	$495,223	$500,022	100.0%	100.0%	$516,813	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 68% of total loans as shown in the Table above at March 31, 2014 and 69% of total loans at December 31, 2013. Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

The March 2014 quarter was characterized by a $19,565 decline in commercial related loans receivable as shown in the Table above due to several factors as summarized below:

•	Commercial real estate loans declined $8,288 from the refinance of a multi-family housing development loan with a national lender at low long-term fixed interest rates. We continue to serve as the lender for this developer during the construction and development periods and continue to have ongoing lending relationships for this purpose totaling $1,969 at March 31, 2014.

•	At March 31, 2014, we had $46.5 million of combined line of credit commitments to our seven largest line of credit customers. Most of these lines are used to manage seasonal business factors and fluctuate in balance during the year. During the three months ended March 31, 2014, these seven customer reduced their line usage by $4,663, which reduced commercial and industrial loans during the quarter compared to December 31, 2013.

•	At December 31, 2013, we held $5,344 of purchased loan participations from a Wisconsin community bank lead lender collateralized by out of market mobile home park real estate. During the March 2014 quarter, we were repaid $2,130 of the principal as the borrower refinanced the debt with another lender on a long term basis.

•	All other commercial related loans declined $4,484 during the March 2014 quarter from a variety of reasons, including slower activity brought on by the harsh and extended winter experienced in the upper Midwest during the period and a lack of quality borrower loan demand.

During the upcoming June 2014 quarter, we expect to experience organic loan growth in addition the loan growth from the purchased $21 million Northwoods Rhinelander branch loan portfolio. Organic growth is expected to include increased seasonal use of commercial lines of credit, new commercial real estate loans collateralized by out of state properties owned or operated by local customers, and increased equipment finance lending.

Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial excess deposits look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (having the largest deposit market share in our markets), U.S. Bank, and Associated Bank aggressively pursue high credit quality borrowers with low lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during the next several quarters which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support local loan growth, we may increase purchased loan participations from other banks in Wisconsin during 2014.

Index

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 74.6% of total assets at March 31, 2014, compared to 73.9% of total assets at December 31, 2013 and 70.7% of total assets at March 31, 2013.

Table 17: Period-end Deposit Composition

	March 31,				December 31,
(dollars in thousands)	2014		2013		2013
	$	%	$	%	$	%

Non-interest bearing demand	$86,446	15.2%	$74,552	14.0%	$102,644	17.8%
Interest-bearing demand and savings	181,373	32.0%	177,714	33.5%	176,427	30.5%
Money market deposits	141,501	24.9%	119,010	22.4%	136,797	23.7%
Retail and local time deposits less than $100	57,604	10.2%	60,711	11.4%	57,897	10.0%

Total core deposits	466,924	82.2%	431,987	81.3%	473,765	82.0%
Retail and local time deposits $100 and over	44,423	7.9%	46,465	8.8%	46,390	8.1%
Broker and national time deposits less than $100	396	0.1%	740	0.1%	542	0.1%
Broker and national time deposits $100 and over	55,571	9.8%	51,981	9.8%	56,817	9.8%

Totals	$567,314	100.0%	$531,173	100.0%	$577,514	100.0%

Total deposits declined $10,200, or 1.8%, to $567,314 at March 31, 2014 compared to $577,514 at December 31, 2013. The majority of the decline was in the form of commercial demand deposits, which decreased $16,319, or 21.8%, during the quarter. The decline was related to seasonal activity during which commercial customers withdrew seasonably high deposit balances at the beginning of the year throughout the winter when their commercial activity was reduced. Commercial deposit balances continue year over year growth and grew $10,636, or 22.1%, at March 31, 2014 compared to March 31, 2013.

The March 2014 quarter is also normally characterized by a sharp decline in seasonal municipal tax deposits, but government and public fund deposits declined just $2,537 during the quarter ended March 31, 2014 due to acquisition of a new school district deposit account during the March 2014 quarter which carried $7,607 of interest bearing demand deposits at March 31, 2014.

Before consideration of the new school district deposit account, total commercial demand deposits and municipal and government deposits decreased $26,463 during the quarter ended March 31, 2014 compared to a $24,431 decline in such deposits during the quarter ended March 31, 2013.

Wholesale funding often carries higher interest rates than local core deposit funding, so loan growth supported by wholesale funds can generate lower net interest spreads than loan growth supported by local funds. However, wholesale funds provide us the ability to quickly raise large funding blocks and to match loan terms to minimize interest rate risk and avoid the higher incremental cost to existing deposits from simply increasing retail rates to raise local deposits. Rates paid on local deposits are significantly impacted by competitor interest rates and the local economy’s ability to grow in a way that supports the deposit needs of all local financial institutions. Current brokered certificate of deposit rates available to us are often less costly to us than equivalent local deposits due to very low rates of return available on the most conservative fixed income investments and as national wholesale funds place a premium on FDIC insurance available on their large deposit when placed with brokers. Consequently, local certificate of deposit rates in many markets are priced higher than equivalent wholesale brokered deposits due to a limited supply of retail deposits. We expect this difference in pricing between wholesale and local certificates of deposit to be removed by the wholesale funding market as the banking industry is considered to be well capitalized and regains consistent profits. An improving national economy will likely increase wholesale rates relative to local core deposit rates which could increase the volatility of our interest expense due to a significant portion of our funding coming from wholesale sources.

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 8.1%, 8.1%, and 7.7% at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. During the remainder of 2014, we do not expect a significant increase in use of brokered deposits due to cash on hand available for fund loan growth as well as substantial unused borrowing capacity with the Federal Home Loan Bank. Beyond the use of brokered and national time deposits, secondary wholesale sources also include FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Index

Table 18: Summary of Balance by Significant Deposit Source

	March 31,		December 31,
(dollars in thousands)	2014	2013	2013

Total time deposits $100 and over	$99,994	$98,446	$103,207
Total broker and national deposits	55,967	52,721	57,359
Total retail and local time deposits	102,027	107,176	104,287
Core deposits, including money market deposits	466,924	431,987	473,765

Table 19: March 31, 2014 Change in Deposit Balance since Period Ended:

	March 31, 2013		December 31, 2013
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$1,548	1.6%	$(3,213)	-3.1%
Total broker and national deposits	3,246	6.2%	(1,392)	-2.4%
Total retail and local time deposits	(5,149)	-4.8%	(2,260)	-2.2%
Core deposits, including money market deposits	34,937	8.1%	(6,841)	-1.4%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 21 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of March 31, 2014 and December 31, 2013. Currently unused but available funding sources at March 31, 2014 are considered sufficient to fund anticipated asset growth and meet contingency funding needs during the next several quarters. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 20 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

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

* May be available but subject to restrictions

Index

Table 21 summarizes the availability of various wholesale funding sources at March 31, 2014, and December 31, 2013.

Table 21: Available but Unused Funding Sources other than Retail Deposits

	March 31, 2014		December 31, 2013
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$—	$28,000	$—
Federal Reserve discount window advances	85,934	—	89,875	—
FHLB advances under blanket mortgage lien	61,034	30,119	54,944	38,049
Repurchase agreements and other FHLB advances	48,642	20,419	35,822	20,441
Wholesale and national deposits	82,783	55,967	84,949	57,359
Holding company secured line of credit	3,000	—	3,000	—

Totals	$309,393	$106,505	$296,590	$115,849

Funding as a percent of total assets	44.6%	15.4%	41.7%	16.3%
Percentage of gross available funding used at period-end	n/a	25.6%	n/a	28.1%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

March 31, 2014 compared to December 31, 2013

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 12% at March 31, 2014 and 13% at December 31, 2013, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. At March 31, 2014 and December 31, 2013, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $85,934 at March 31, 2014 compared to $89,875 at December 31, 2013 based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the quarter ended March 31, 2014 or during 2013.

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

Index

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,556 capital stock investment, total FHLB advances in excess of $51,124 require us to purchase additional FHLB stock equal to 5% of the advance amount. At March 31, 2014, $13,583 of advances were available from the FHLB without the purchase of additional FHLB stock. Further advances of the remaining $47,451 available at March 31, 2014 would have required us to purchase additional FHLB stock totaling $2,373. FHLB stock currently pays an annualized dividend of .50% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we were subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at both March 31, 2014 and December 31, 2013. The FHLB conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at March 31, 2014 or December 31, 2013.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At March 31, 2014, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $5,919 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2013, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $5,441 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At March 31, 2014, $48,642 of additional FHLB advances were available based on pledging of securities if an additional $2,432 of member capital stock were purchased. At December 31, 2013, $35,822 of additional FHLB advances were available based on pledging of securities if an additional $1,791 of member capital stock were purchased.

Index

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $82,783 at March 31, 2014 and $84,949 at December 31, 2013. Brokered and national certificates were 8.1% of total assets at March 31, 2014 and December 31, 2013. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding.

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

Holding company line of credit

We maintained a $3,000 line of credit secured by a pledge of our bank subsidiary common stock with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at March 31, 2014 and December 31, 2013. No amounts were drawn on the line at March 31, 2014 or December 31, 2013. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $1,500 of debt financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At March 31, 2014 and December 31, 2013, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2014.

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

Index

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

No Risk Level triggers were exceeded at March 31, 2014 or December 31, 2013 and no liquidity stress levels were considered to exist at those dates.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 15.4% and 11.6% at March 31, 2014 and December 31, 2013, respectively. Basic surplus increased during the March 2014 quarter as excess cash and cash equivalent funds from loan pay downs were used to repay maturing FHLB advances, increasing FHLB borrowing capacity during the quarter.

Index

CAPITAL RESOURCES

During the quarter ended March 31, 2014, stockholders’ equity increased $1,524 primarily from $1,450 in retained net income. Net book value per share at March 31, 2014 was $35.15 compared to $34.36 at December 31, 2013. The stockholders’ equity ratio increased at March 31, 2014 to 8.40% compared to 7.98% at December 31, 2013 from increased retained earnings while total assets declined from loan pay downs. We expect the stockholders’ equity ratio to decline somewhat at June 30, 2014 from purchase of the Northwoods Rhinelander branch purchase

For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2014 and December 31, 2013, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 22 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

During the March 2014 quarter, we issued 6,400 shares of restricted stock having a grant date value of $200, or $31.25 per share, to certain key employees as a retention tool and to align employee performance with shareholder interests. The shares vest over the service period using a straight-line method and unvested shares are forfeited if, prior to vesting, the employee is no longer employed with the Bank. Refer to Note 11 of the Notes to Consolidated Financial Statements for more information on the restricted shares.

We did not repurchase any shares of our common stock during the quarter ended March 31, 2014. However, we purchased 8,930 shares of our common stock on the open market at a price of $26.62 per share during the quarter ended March 31, 2013. For a community bank such as us, the cost of capital remains very high, particularly related to issue of new common stock as our current stock price is valued at less than our net book value per share. In addition, many sources of previously low cost capital such as pooled trust preferred offerings are no longer available. In addition, new regulatory capital rules become effective for us on January 1, 2015 which are expected to decrease existing capital ratios. Although we currently have authority to repurchase up to 10,000 shares of our commons stock on the open market at a price up to $31.50 per share, we continue to place a premium on capital and may not purchase significant shares of treasury stock during the remainder of 2014.

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

The most significant factors of the rules changes include:

•	Requirement to meet minimum capital ratios for a new regulatory capital ratio defined as the “Common equity Tier 1 capital ratio”.
•	Institution of a new “capital conservation buffer” which provides a buffer between the minimum regulatory capital ratios to be considered “adequately capitalized” and capital ratios that allow the bank to pay certain levels of shareholder dividends, purchase treasury stock, or fund certain executive management incentive plans.
•	Potential limitations on mortgage servicing right assets and deferred income tax assets allowed as regulatory capital as well as a greater risk weight applied to the amount allowed for regulatory capital purposes.
•	Past due loans would be subject to a 150% risk weighting, up from the 100% risk weighting currently applied.
•	Unused lines of credit not unconditionally cancellable by the bank would be subject to a 20% risk weighting, up from the 0% risk weighting current applied.

If the new capital rules were applied to our reported consolidated December 31, 2013 regulatory capital position and made effective immediately, the proforma new capital ratios are projected to change as follows:

	Actual as of:	Proforma as of:	Targeted minimum
	Dec 31, 2013	Dec 31, 2013	with capital buffer

Tier 1 leverage ratio to average assets	9.06%	9.06%	6.50%
Common equity Tier 1 ratio (new)	n/a	10.62%	7.00%
Tier 1 risk adjusted capital ratio	12.63%	12.04%	8.50%
Tier 2 total risk adjusted capital ratio	13.88%	13.29%	10.50%

Index

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

Table 22: Capital Ratios – PSB Holdings, Inc. – Consolidated

	March 31,		December 31,
(dollars in thousands)	2014	2013	2013

Stockholders’ equity	$58,277	$55,706	$56,753
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(171)	(144)	(170)
Accumulated other comprehensive income	(340)	(1,227)	(349)

Tier 1 regulatory capital	65,266	61,835	63,734
Allowance for loan losses	6,078	6,243	6,314

Total regulatory capital	$71,342	$68,078	$70,048

Quarterly average tangible assets (as defined by current regulations)	$696,851	$686,711	$703,261

Risk-weighted assets (as defined by current regulations)	$485,104	$498,229	$504,561

Tier 1 capital to average tangible assets (leverage ratio)	9.37%	9.00%	9.06%
Tier 1 capital to risk-weighted assets	13.45%	12.41%	12.63%
Total capital to risk-weighted assets	14.71%	13.66%	13.88%

Table 23: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.71%	9.70%	9.39%
Tier 1 capital to risk-weighted assets	13.97%	13.39%	13.10%
Total capital to risk-weighted assets	15.22%	14.64%	14.35%

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

Index

Table: 24: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2014	2013	2013	2013	2013

Total nonperforming assets	$10,323	$10,389	$10,285	$11,050	$11,926

Total stockholders’ equity	$58,277	$56,753	$56,012	$56,222	$55,706
Less: Mortgage servicing rights, net (intangible assets)	(1,707)	(1,696)	(1,662)	(1,604)	(1,443)
Add: Allowance for loan losses	6,882	6,783	7,126	7,640	7,434

Total tangible common stockholders’ equity and reserves	$63,452	$61,840	$61,476	$62,258	$61,697

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	16.27%	16.80%	16.73%	17.75%	19.33%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to 2009. At March 31, 2014, our credit guarantee covered $22,711 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,524 on foreclosure of loans within this pool. At December 31, 2013, our credit guarantee covered $23,709 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,593 on foreclosure of loans within this pool. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market experiences housing price changes similar to the state of Wisconsin as a whole, and we do not have a significant reliance on vacation homes located in our northern markets. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program. At March 31, 2014, the average remaining first mortgage principal balance for loans on which we provided the credit enhancement was $64.

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

Under bank regulatory capital rules, this FHLB recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $864 at March 31, 2014 and December 31, 2013. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 25.

Use of Interest Rate Swap Derivatives

From time to time, we sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loan. There were $14,155 and $14,323 of interest rate swaps associated with customer floating rate commercial loan principal at March 31, 2014 and December 31, 2013, respectively, under the program. When the fixed rate swap is originated with customer, an identical offsetting swap is also entered into by us with a correspondent bank. Refer to Note 8 of the Notes to Consolidated Financial Statements for more information on the program.

We also maintain an interest rate swap to convert floating interest payments on our $7.7 million junior subordinated debentures to a fixed rate which matures during September 2017. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information on this swap, which is designated as a cash flow hedge of interest rate payments.

Index

Residential Mortgage Loan Servicing

We serviced $274,176 and $272,280 of residential real estate loans which have been sold to the FHLB and FNMA at March 31, 2014, and December 31, 2013, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. Mortgage loan servicing fees are an important source of mortgage banking income. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. Provision for mortgage banking losses from required repurchase was $8 and $203 during the quarters ended March 31, 2014 and 2013, respectively and reduced mortgage banking income for those periods. We have provided a liability of $100 at March 31, 2014 compared to $108 at December 31, 2013 for potential future representation and warranty losses.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of March 31, 2014 and December 31, 2013.

Table 25: Residential Mortgage Loans Serviced for Others as of March 31, 2014 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$7,918	174	5.38%	131	$94	$291	$17	0.21%
FHLB MPF 125	18,507	220	5.75%	82	855	1,233	77	0.42%
FHLB XTRA	181,005	1,452	3.75%	30	n/a	n/a	1,090	0.60%
FNMA	66,746	449	3.50%	17	n/a	n/a	523	0.78%

Totals	$274,176	2,295	3.87%	33	$949	$1,524	$1,707	0.62%

Table 26: Residential Mortgage Loans Serviced for Others as of December 31, 2013 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$8,493	184	5.38%	128	$94	$291	$19	0.22%
FHLB MPF 125	18,748	226	5.75%	81	855	1,302	77	0.41%
FHLB XTRA	185,283	1,472	3.75%	27	n/a	n/a	1,133	0.61%
FNMA	59,756	409	3.50%	15	n/a	n/a	467	0.78%

Totals	$272,280	2,291	3.88%	31	$949	$1,593	$1,696	0.62%

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)	(d)

January 2014			–	–
February 2014			–	–
March 2014			–	–

Quarterly totals			–	–

Index

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

PSB HOLDINGS, INC.

May 15, 2014	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

Index

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended March 31, 2014

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

-56-