Form 10-Q
period 2014-06-30
PSB HOLDINGS INC /WI/
filed 2014-08-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐          No ☒

The number of common shares outstanding at August 1, 2014 was 1,652,557.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2014

-i-

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

June 30, 2014 unaudited, December 31, 2013 derived from audited financial statements

	June 30,	December 31,
(dollars in thousands, except per share data)	2014	2013
Assets

Cash and due from banks	$18,961	$13,800
Interest-bearing deposits and money market funds	913	977
Federal funds sold	1,056	16,745

Cash and cash equivalents	20,930	31,522

Securities available for sale (at fair value)	73,903	61,650
Securities held to maturity (fair value of $71,438 and $71,672 respectively)	70,338	71,629
Bank certificates of deposit	3,672	2,236
Loans held for sale	—	150
Loans receivable, net	521,824	509,880
Accrued interest receivable	2,072	2,076
Foreclosed assets	1,266	1,750
Premises and equipment, net	11,041	9,669
Mortgage servicing rights, net	1,698	1,696
Federal Home Loan Bank stock (at cost)	2,556	2,556
Cash surrender value of bank-owned life insurance	13,025	12,826
Other assets	4,216	3,901

TOTAL ASSETS	$726,541	$711,541

Liabilities

Non-interest-bearing deposits	$99,816	$102,644
Interest-bearing deposits	498,524	474,870

Total deposits	598,340	577,514

Federal Home Loan Bank advances	27,879	38,049
Other borrowings	22,559	20,441
Senior subordinated notes	4,000	4,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	6,750	7,052

Total liabilities	667,260	654,788

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	—	—
Common stock – no par value with a stated value of $1 per share:
Authorized – 6,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,658,157 and 1,651,518 shares, respectively	1,830	1,830
Additional paid-in capital	6,914	6,967
Retained earnings	54,619	52,432
Accumulated other comprehensive income, net of tax	564	349
Treasury stock, at cost – 172,109 and 178,748 shares, respectively	(4,646)	(4,825)

Total stockholders’ equity	59,281	56,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,541	$711,541

Index

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$5,609	$5,781	$11,064	$11,468
Securities:
Taxable	613	516	1,162	1,057
Tax-exempt	374	377	755	750
Other interest and dividends	22	18	42	41

Total interest and dividend income	6,618	6,692	13,023	13,316

Interest expense:
Deposits	717	761	1,429	1,541
FHLB advances	174	324	416	654
Other borrowings	155	168	310	325
Senior subordinated notes	37	37	75	109
Junior subordinated debentures	85	85	169	169

Total interest expense	1,168	1,375	2,399	2,798

Net interest income	5,450	5,317	10,624	10,518
Provision for loan losses	140	352	280	675

Net interest income after provision for loan losses	5,310	4,965	10,344	9,843

Noninterest income:
Service fees	419	387	775	748
Mortgage banking	274	558	590	954
Investment and insurance sales commissions	249	204	493	491
Net gain on sale of securities	—	—	—	12
Increase in cash surrender value of life insurance	100	100	199	198
Other noninterest income	327	274	632	535

Total noninterest income	1,369	1,523	2,689	2,938

Noninterest expense:
Salaries and employee benefits	2,467	2,280	4,793	4,578
Occupancy and facilities	432	419	907	916
Loss on foreclosed assets	38	144	74	150
Data processing and other office operations	615	477	1,229	954
Advertising and promotion	118	76	175	154
FDIC insurance premiums	144	110	279	211
Other noninterest expenses	852	710	1,498	1,335

Total noninterest expense	4,666	4,216	8,955	8,298

Income before provision for income taxes	2,013	2,272	4,078	4,483
Provision for income taxes	610	711	1,225	1,313

Net income	$1,403	$1,561	$2,853	$3,170
Basic earnings per share	$0.85	$0.95	$1.72	$1.92
Diluted earnings per share	$0.85	$0.95	$1.72	$1.92

Index

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands – unaudited)	2014	2013	2014	2013

Net income	$1,403	$1,561	$2,853	$3,170

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on securities available for sale	273	(389)	297	(515)

Reclassification adjustment for security gain included in net income	—	—	—	(7)

Amortization of unrealized gain included in net income on securities available for sale
transferred to securities held to maturity	(49)	(123)	(102)	(191)

Unrealized gain (loss) on interest rate swap	(29)	77	(37)	84

Reclassification adjustment of interest rate swap settlements included in earnings	29	29	57	56

Other comprehensive income (loss)	224	(406)	215	(573)

Comprehensive income	$1,627	$1,155	$3,068	$2,597

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2014 - unaudited
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2014	$1,830	$6,967	$52,432	$349	$(4,825)	$56,753

Net income			2,853			2,853
Other comprehensive income				215		215
Issuance of new restricted stock grants		(173)			173	—
Vesting of existing restricted stock grants		120				120
Directors fees paid in grants of stock		—			6	6
Cash dividends declared $.40 per share			(651)			(651)
Cash dividends declared on unvested restricted stock grants			(15)			(15)

Balance June 30, 2014	$1,830	$6,914	$54,619	$564	$(4,646)	$59,281

Six months ended June 30, 2013 - unaudited
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2013	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

Net income			$3,170			$3,170
Other comprehensive loss				(573)		(573)
Purchase of treasury stock					(269)	(269)
Issuance of new restricted stock grants		(218)			218	—
Vesting of existing restricted stock grants		92				92
Cash dividends declared $.39 per share			(632)			(632)
Cash dividends declared on unvested restricted stock grants			(13)			(13)

Balance June 30, 2013	$1,830	$6,894	$51,502	$821	$(4,825)	$56,222

Index

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2014 and 2013

(dollars in thousands – unaudited)	2014	2013

Cash flows from operating activities:

Net income	$2,853	$3,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,128	1,352
Provision for loan losses	280	675
Deferred net loan origination costs	(213)	(253)
Gain on sale of loans	(378)	(840)
Recapture of servicing right valuation allowance	(3)	(245)
Gain on sale of premises and equipment	(2)	—
Loss on sale of foreclosed assets	8	89
Gain on sale of securities	—	(12)
Increase in cash surrender value of life insurance	(199)	(198)
Changes in operating assets and liabilities:
Accrued interest receivable	52	40
Other assets	(139)	1,500
Other liabilities	(301)	309

Net cash provided by operating activities	3,086	5,587

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	8,343	33,962
Securities held to maturity	3,530	2,900
Payment for purchase of:
Securities available for sale	(20,264)	(20,946)
Securities held to maturity	(2,538)	(5,271)
Cash acquired on branch purchase	17,741	—
Proceeds from (purchase of) other investments	(1,436)	1,736
Purchase of FHLB stock	—	(1,088)
Net (increase) decrease in loans	9,211	(27,355)
Capital expenditures	(359)	(165)
Proceeds from sale of premises and equipment	5	—
Proceeds from sale of foreclosed assets	761	651
Purchase of bank-owned life insurance	—	(510)

Net cash provided by (used in) investing activities	14,994	(16,086)

Index

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2014 and 2013

(continued)

(dollars in thousands – unaudited)	2014	2013

Cash flows from financing activities:

Net decrease in non-interest-bearing deposits	(6,718)	(5,557)
Net decrease in interest-bearing deposits	(13,236)	(28,094)
Net increase (decrease) in FHLB advances	(10,170)	16,000
Net increase in other borrowings	2,118	856
Repayment of senior subordinated notes	—	(3,000)
Dividends declared	(666)	(645)
Purchase of treasury stock	—	(269)

Net cash used in financing activities	(28,672)	(20,709)

Net decrease in cash and cash equivalents	(10,592)	(31,208)
Cash and cash equivalents at beginning	31,522	48,847

Cash and cash equivalents at end	$20,930	$17,639

Supplemental cash flow information:

Cash paid during the period for:
Interest	$2,453	$2,939
Income taxes	1,090	745

Noncash investing and financing activities:

Loans charged off	$146	$480
Loans transferred to foreclosed assets	285	409
Loans originated on sale of foreclosed assets	—	107
Issuance of unvested restricted stock grants at fair value	200	210
Vesting of restricted stock grants	120	72

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

NOTE 2 – PURCHASE OF NORTHWOODS NATIONAL BANK, RHINELANDER, WISCONSIN, BRANCH OF THE BARABOO NATIONAL BANK

On April 11, 2014, Peoples State Bank, subsidiary of PSB Holdings, Inc., purchased the following assets and liabilities of the Northwoods National Bank, Rhinelander, Wisconsin branch:

Fair value of assets acquired ($000s):

Cash and due from banks	$17,741
Loans receivable, including accrued interest	21,365
Premises and equipment	1,368
Core deposit intangible	231
Goodwill	113

Total fair value of assets acquired	$40,818

Fair value of liabilities assumed ($000s):

Non-interest bearing deposits	$3,890
Interest-bearing deposits, including accrued interest	36,912
Other liabilities	16

Fair value of liabilities assumed	$40,818

The core deposit intangible is being amortized over a five year period using a double declining balance method. In the transaction, net cash received by PSB from the seller was reduced by the purchase premium of $654.

Index

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

Securities available for sale

U.S. agency issued residential mortgage-backed securities	$39,249	$697	$198	$39,748
U.S. agency issued residential collateralized mortgage obligations	33,125	400	400	33,125
Privately issued residential collateralized mortgage obligations	32	1	—	33
Nonrated SBA loan fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$73,403	$1,098	$598	$73,903

Securities held to maturity

Obligations of states and political subdivisions	$68,404	$1,521	$287	$69,638
Nonrated trust preferred securities	1,533	32	169	1,396
Nonrated senior subordinated notes	401	3	—	404

Totals	$70,338	$1,556	$456	$71,438

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,001	$—	$2	$999
U.S. agency issued residential mortgage-backed securities	21,388	522	424	21,486
U.S. agency issued residential collateralized mortgage obligations	37,998	482	576	37,904
Privately issued residential collateralized mortgage obligations	102	3	—	105
Obligations of states and political subdivisions	159	—	—	159
Nonrated SBA loan fund	950	—	—	950
Other equity securities	47	—	—	47

Totals	$61,645	$1,007	$1,002	$61,650

Securities held to maturity

Obligations of states and political subdivisions	$69,704	$1,059	$887	$69,876
Nonrated trust preferred securities	1,524	30	165	1,389
Nonrated senior subordinated notes	401	6	—	407

Totals	$71,629	$1,095	$1,052	$71,672

Securities with a fair value of $41,987 and $47,593 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During the quarter ended March 31, 2014, PSB realized a net gain of $0 from proceeds totaling $262 on the sale of securities available for sale. During the quarter ended March 31, 2013, PSB realized a net gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There were no sales of securities during the quarters ended June 30, 2014 and 2013.

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

Index

The composition of loans categorized by the type of the loan, is as follows:

	June 30, 2014	December 31, 2013

Commercial, industrial, and municipal	$127,994	$130,220
Commercial real estate mortgage	211,126	212,850
Commercial construction and development	24,684	13,672
Residential real estate mortgage	130,740	123,980
Residential construction and development	18,366	18,277
Residential real estate home equity	23,005	20,677
Consumer and individual	3,587	3,567

Subtotals – Gross loans	539,502	523,243
Loans in process of disbursement	(11,067)	(6,895)

Subtotals – Disbursed loans	528,435	516,348
Net deferred loan costs	318	315
Allowance for loan losses	(6,929)	(6,783)

Net loans receivable	$521,824	$509,880

The following is a summary of information pertaining to impaired loans at period-end:

	June 30, 2014	December 31, 2013

Impaired loans without a valuation allowance	$12,118	$9,303
Impaired loans with a valuation allowance	8,223	6,472

Total impaired loans before valuation allowances	20,341	15,775
Valuation allowance related to impaired loans	2,704	2,108

Net impaired loans	$17,637	$13,667

Activity in the allowance for loans losses during the six months ended June 30, 2014 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$2,828	$2,653	$1,223	$79	$—	$6,783
Provision (credit)	(572)	(87)	949	(10)	—	280
Recoveries	4	—	4	4	—	12
Charge offs	(28)	—	(117)	(1)	—	(146)

Ending balance	$2,232	$2,566	$2,059	$72	$—	$6,929

Activity in the allowance for loans losses during the six months ended June 30, 2013 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,014	$2,803	$1,511	$103	$—	$7,431
Provision	252	336	73	14	—	675
Recoveries	2		2	10	—	14
Charge offs	(130)	(27)	(283)	(40)	—	(480)

Ending balance	$3,138	$3,112	$1,303	$87	$—	$7,640

Index

The following tables provide other information regarding the allowance for loan losses and balances by type of allowance methodology.

	At June 30, 2014
		Commercial	Residential
Allowance for loan losses:	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Individually evaluated for impairment	$1,207	$630	$843	$24	$—	$2,704
Collectively evaluated for impairment	1,025	1,936	1,216	48	—	4,225

Total allowance for loan losses	$2,232	$2,566	$2,059	$72	$—	$6,929

Loans receivable (gross):

Individually evaluated for impairment	$11,166	$5,513	$3,637	$25	$—	$20,341
Collectively evaluated for impairment	116,828	230,297	168,474	3,562	—	519,161

Total loans receivable (gross)	$127,994	$235,810	$172,111	$3,587	$—	$539,502

	At December 31, 2013
		Commercial	Residential
Allowance for loan losses:	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Individually evaluated for impairment	$1,167	$695	$228	$18	$—	$2,108
Collectively evaluated for impairment	1,661	1,958	995	61	—	4,675

Total allowance for loan losses	$2,828	$2,653	$1,223	$79	$—	$6,783

Loans receivable (gross):

Individually evaluated for impairment	$8,102	$5,527	$2,129	$17	$—	$15,775
Collectively evaluated for impairment	122,118	220,995	160,805	3,550	—	507,468

Total loans receivable (gross)	$130,220	$226,522	$162,934	$3,567	$—	$523,243

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

Index

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

The commercial credit exposure based on internally assigned credit grade at June 30, 2014, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$202	$—	$—	$—	$—	$202
Minimal risk (2)	22,682	16,790	124	1,693	70	41,359
Average risk (3)	55,189	135,820	19,760	3,072	6,373	220,214
Acceptable risk (4)	23,569	44,858	3,036	514	311	72,288
Watch risk (5)	2,455	7,151	1,629	11	—	11,246
Substandard risk (6)	687	1,129	—	—	—	1,816
Impaired loans (7)	8,196	5,378	135	125	2,845	16,679

Total	$112,980	$211,126	$24,684	$5,415	$9,599	$363,804

The commercial credit exposure based on internally assigned credit grade at December 31, 2013, follows:

		Commercial	Construction
	Commercial	Real Estate	& Development	Agricultural	Government	Total

High quality (risk rating 1)	$44	$—	$—	$—	$—	$44
Minimal risk (2)	24,085	19,249	120	1,115	78	44,647
Average risk (3)	51,745	145,673	8,863	2,563	6,512	215,356
Acceptable risk (4)	26,395	34,154	2,917	424	357	64,247
Watch risk (5)	8,146	7,572	1,632	—	—	17,350
Substandard risk (6)	654	815	—	—	—	1,469
Impaired loans (7)	4,860	5,387	140	152	3,090	13,629

Total	$115,929	$212,850	$13,672	$4,254	$10,037	$356,742

Index

The consumer credit exposure based on payment activity and internally assigned credit grade at June 30, 2014, follows:

	Residential-	Construction and	Residential-
	Prime	Development	HELOC	Consumer	Total

Performing	$127,683	$18,195	$22,596	$3,562	$172,036
Impaired loans	3,057	171	409	25	3,662

Total	$130,740	$18,366	$23,005	$3,587	$175,698

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2013, follows:

	Residential-	Construction and	Residential-
	Prime	Development	HELOC	Consumer	Total

Performing	$122,408	$18,230	$20,167	$3,550	$164,355
Impaired loans	1,572	47	510	17	2,146

Total	$123,980	$18,277	$20,677	$3,567	$166,501

The payment age analysis of loans receivable disbursed at June 30, 2014, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$606	$499	$277	$1,382	$111,598	$112,980	$—
Agricultural	22	—	125	147	5,268	5,415	—
Government	—	—	—	—	9,599	9,599	—

Commercial real estate:

Commercial real estate	788	190	823	1,801	209,325	211,126	—
Commercial construction and development	329	—	17	346	15,813	16,159	—

Residential real estate:

Residential – Prime	445	253	1,776	2,474	128,266	130,740	—
Residential – HELOC	31	28	192	251	22,754	23,005	—
Residential – construction and development	185	—	127	312	15,512	15,824	—

Consumer	6	7	9	22	3,565	3,587	—

Total	$2,412	$977	$3,346	$6,735	$521,700	$528,435	$—

Index

The payment age analysis of loans receivable disbursed at December 31, 2013, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$297	$57	$610	$964	$114,965	$115,929	$—
Agricultural	—	—	152	152	4,102	4,254	—
Government	—	—	—	—	10,037	10,037	—

Commercial real estate:

Commercial real estate	376	547	1,276	2,199	210,651	212,850	—
Commercial construction and development	—	—	—	—	11,434	11,434	—

Residential real estate:

Residential – prime	369	87	335	791	123,189	123,980	—
Residential – HELOC	45	14	314	373	20,304	20,677	—
Residential – construction and development	37	—	—	37	13,583	13,620	—

Consumer	2	10	9	21	3,546	3,567	—

Total	$1,126	$715	$2,696	$4,537	$511,811	$516,348	$—

Impaired loans as of June 30, 2014, and during the six months then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized
With no related allowance recorded:

Commercial & industrial	$5,257	$—	$5,207	$4,034	$127
Commercial real estate	2,951	—	2,726	2,551	36
Government	2,845	—	2,845	2,968	72
Residential – prime	1,379	—	1,223	1,045	8
Residential – HELOC	116	—	115	113	2
Consumer	2	—	2	1	—

With an allowance recorded:

Commercial & industrial	$3,240	$1,167	$2,989	$2,494	$18
Commercial real estate	2,887	602	2,652	2,832	2
Commercial construction & development	137	28	135	138	3
Agricultural	127	40	125	139	—
Residential – prime	1,843	664	1,834	1,270	13
Residential – HELOC	309	141	294	347	—
Residential construction & development	174	38	171	109	1
Consumer	24	24	23	20	—

Totals:

Commercial & industrial	$8,497	$1,167	$8,196	$6,528	$145
Commercial real estate	5,838	602	5,378	5,383	38
Commercial construction & development	137	28	135	138	3
Agricultural	127	40	125	139	—
Government	2,845	—	2,845	2,968	72
Residential – prime	3,222	664	3,057	2,315	21
Residential – HELOC	425	141	409	460	2
Residential construction & development	174	38	171	109	1
Consumer	26	24	25	21	—

Index

The impaired loans at December 31, 2013, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized
With no related allowance recorded:

Commercial and industrial	$2,906	$—	$2,861	$2,172	$135
Commercial real estate	2,555	—	2,376	1,740	85
Commercial construction and development	1	—	—	—	—
Government	3,090	—	3,090	1,545	150
Residential – Prime	979	—	866	845	14
Residential – HELOC	110	—	110	55	3

With an allowance recorded:

Commercial and industrial	$2,231	$1,112	$1,999	$2,813	$43
Commercial real estate	3,143	621	3,011	2,955	81
Commercial construction and development	142	74	140	171	8
Agricultural	152	55	152	153	—
Residential – Prime	749	101	706	1,085	9
Residential – HELOC	412	119	400	453	5
Residential construction and development	49	8	47	100	1
Consumer	19	18	17	22	—

Totals:

Commercial and industrial	$5,137	$1,112	$4,860	$4,985	$178
Commercial real estate	5,698	621	5,387	4,695	166
Commercial construction and development	143	74	140	171	8
Agricultural	152	55	152	153	—
Government	3,090	—	3,090	1,545	150
Residential – Prime	1,728	101	1,572	1,930	23
Residential – HELOC	522	119	510	508	8
Residential construction and development	49	8	47	100	1
Consumer	19	18	17	22	—

Loans on nonaccrual status at period-end, follows:

	June 30, 2014	December 31, 2013

Commercial:

Commercial and industrial	$2,738	$1,575
Agricultural	125	152

Commercial real estate:

Commercial real estate	4,039	4,103
Commercial construction and development	17	17

Residential real estate:

Residential – prime	2,224	1,059
Residential – HELOC	309	387
Residential construction and development	155	30

Consumer	25	17

Total	$9,632	$7,340

Index

During the quarter and six months ended June 30, 2014, the contracts identified below were modified to capitalize unpaid property taxes, convert amortizing payments to interest only payments, or to extend payment amortization periods, and were categorized as troubled debt restructurings. During the quarter and six months ended June 30, 2013, the contracts identified below were modified to capitalize unpaid property taxes, convert amortizing payments to interest only payments, extend the amortization period, or lower the interest rate. Specific loan reserves maintained in connection with loans restructured during the six months ended June 30 totaled $668 at June 30, 2014, and $173 at June 30, 2013. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the quarter ended June 30, 2014:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of June 30, 2014	contracts	investment	investment at period-end

Commercial & industrial	4	$1,192	$1,160
Commercial real estate	1	$490	$460

The following table presents information concerning modifications of troubled debt made during the six months ended June 30, 2014:

			Post-modification
		Pre-modification	outstanding
		outstanding	recorded
	Number of	recorded	investment
As of June 30, 2014	contracts	investment	at period-end

Commercial & industrial	1	$1,252	$1,218
Commercial real estate	1	$490	$460
Residential real estate - prime	2	$309	$183

The following table presents information concerning modifications of troubled debt made during the quarter ended June 30, 2013:

		Pre-modification	Post-modification
	Number of	outstanding recorded	outstanding recorded
As of June 30, 2013 ($000s)	contracts	investment	investment at period-end

Commercial & industrial	2	$358	$354
Residential real estate - prime	1	$90	$90

The following table presents information concerning modifications of troubled debt made during the six months ended June 30, 2013:

			Post-modification
		Pre-modification	outstanding
		outstanding	recorded
	Number of	recorded	investment
As of June 30, 2013 ($000s)	contracts	investment	at period-end

Commercial & industrial	3	$396	$390
Commercial real estate	2	$221	$214
Residential real estate - prime	1	$90	$90

Index

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

	Number of	Recorded
Default during the quarter ended June 30, 2014 (000s)	contracts	investment

Residential real estate – prime	1	$296

	Number of	Recorded
Default during the six months ended June 30, 2014 ($000s)	contracts	investment

Commercial and industrial	1	$55
Commercial real estate	2	$124
Residential real estate – prime	2	$380

	Number of	Recorded
Default during the quarter ended June 30, 2013 (000s)	contracts	investment

None

	Number of	Recorded
Default during the six months ended June 30, 2013 ($000s)	contracts	investment

Commercial real estate	1	$74
Residential real estate – prime	1	$90

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

A summary of activity in foreclosed assets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($000s)	2014	2013	2014	2013

Balance at beginning of period	$1,677	$1,822	$1,750	$1,774

Transfer of loans at net realizable value to foreclosed assets	50	132	285	409
Sale proceeds	(449)	(510)	(761)	(651)
Loans made on sale of foreclosed assets	—	—	—	(107)
Net gain (loss) from sale of foreclosed assets	(12)	41	(8)	60
Provision for write-down charged to operations	—	(149)	—	(149)

Balance at end of period	$1,266	$1,336	$1,266	$1,336

Index

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

($000s)	June 30, 2014	December 31, 2013

Non-interest bearing demand	$99,816	$102,644
Interest bearing demand (NOWs)	111,341	118,769
Savings	63,907	57,658
Money market	140,141	136,797
Retail and local time	127,710	104,287
Broker and national time	55,425	57,359

Total deposits	$598,340	$577,514

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at June 30, 2014, and December 31, 2013:

($000s)	June 30, 2014	December 31, 2013

Federal funds purchased	$2,539	$—
Short-term repurchase agreements	5,520	5,441
Bank stock term loan	1,000	1,500
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$22,559	$20,441

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $21,463 at June 30, 2014 and $22,699 at December 31, 2013.

PSB has pledged its common stock ownership of its subsidiary, Peoples State Bank, as collateral for the bank stock term loan. The bank note carries a floating rate of interest with required remaining principal payments following June 30, 2014 of $500 in 2014 and $500 in 2015. In addition, $8,000 of wholesale structured repurchase agreements mature in 2014 with the remaining $5,500 maturing in 2017.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Six months ended
	June 30,		June 30,
($000s)	2014	2013	2014	2013

As of end of period – weighted average rate	2.79%	2.99%	2.79%	2.99%
For the period:
Highest month-end balance	$22,559	$22,431	$22,559	$23,129
Daily average balance	$20,641	$23,769	$20,584	$22,299
Weighted average rate	3.01%	2.83%	3.04%	2.94%

NOTE 8 – SENIOR SUBORDINATED NOTES

During the quarter ended March 31, 2013, PSB elected to prepay $7,000 of its 8% senior subordinated notes with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt included $4,000 of privately placed notes carrying a 3.75% fixed interest rate with semi-annual interest only payments, due in 2018, and $2,000 in a fully amortizing bank stock term loan with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest based on changes in the 90-day LIBOR plus 3.00% and maturing in 2015. The $4,000 of new fixed rate debt is held by related parties, including directors and a significant shareholder. Total interest expense on senior subordinated notes was $75 and $109 during the six months ended June 30, 2014 and 2013, respectively.

Index

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

($000s)	June 30, 2014	December 31, 2013

Notional amount:	$7,500	$7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.23%	0.24%
Maturity:	September 2017	September 2017
Unrealized fair value gain (loss)	$ (405)	$ (438)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the six months ended June 30, 2014 or 2013. Risk management results for the six months ended June 30, 2014 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2014, approximately $185 of losses ($112 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending June 30, 2015. The interest rate swap agreement was secured by cash and cash equivalents of $570 at June 30, 2014 and December 31, 2013.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

($000s)	June 30, 2014	December 31, 2013

Notional amount:	$13,986	$14,323
Receive fixed rate (average):	1.99%	2.00%
Pay variable rate (average):	0.15%	0.17%
Maturity:	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	2.4 years	2.9 years
Unrealized fair value gain	$ 267	$ 276

Index

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

($000s)	June 30, 2014	December 31, 2013

Notional amount	$13,986	$14,323
Pay fixed rate (average)	1.99%	2.00%
Receive variable rate (average)	0.15%	0.17%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	2.4 years	2.9 years
Unrealized fair value loss	$ (267)	$ (276)

NOTE 10 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
Period ended June 30, 2014	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain on securities available for sale	$450	$177	$490	$193
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(81)	(32)	(168)	(66)
Unrealized loss on interest rate swap	(48)	(19)	(61)	(24)
Reclassification adjustment of interest rate swap settlements included in earnings	48	19	94	37

Totals	$369	$145	$355	$140

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Period ended June 30, 2013	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(642)	$(253)	$(861)	$(346)
Reclassification adjustment for security gain included in net income	—	—	(12)	(5)
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(210)	(87)	(322)	(131)
Unrealized gain on interest rate swap	129	52	137	53
Reclassification adjustment of interest rate swap settlements included in earnings	47	18	92	36

Totals	$(676)	$(270)	$(966)	$(393)

NOTE 11 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

During the quarter ended June 30, 2014, PSB reclassified $48 ($29 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $48 ($29 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

During the six months ended June 30, 2014, PSB reclassified $94 ($57 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $94 ($57 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the period.

During the six months ended June 30, 2013, PSB reclassified $12 ($7 after tax impacts) to reduce comprehensive net income following a gain on sale of securities available for sale. The reduction to comprehensive net income was recognized as a $12 ($7 after tax impacts) gain on sale of securities on the statement of income during the period.

During the quarter ended June 30, 2013, PSB reclassified $47 ($29 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $47 ($29 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

Index

During the six months ended June 30, 2013, PSB reclassified $92 ($56 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $92 ($56 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the period.

NOTE 12 – STOCK-BASED COMPENSATION

PSB grants restricted stock to certain employees during the first quarter of each year, which had an initial market value of $200 during the six months ended June 30, 2014 compared to $210 granted during the six months ended June 30, 2013. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the six months ended June 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $83 and $72 during 2014 and 2013, respectively.

The following tables summarize information regarding restricted stock outstanding at June 30, 2014 and 2013 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2013	30,409	$19.39
Restricted stock granted	8,076	26.00
Restricted stock legally vested	(5,883)	(17.85)

June 30, 2013	32,602	$21.30

January 1, 2014	32,602	$21.30
Restricted stock granted	6,400	31.25
Restricted stock legally vested	(7,640)	(18.91)

June 30, 2014	31,362	$23.92

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2014	$166
2015	157
2016	162
2017	122
2018	82
Thereafter	40

Totals	$729

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

Index

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data – unaudited)	2014	2013	2014	2013

Net income	$1,403	$1,561	$2,853	$3,170

Weighted average shares outstanding	1,658,157	1,651,664	1,658,087	1,653,901
Effect of dilutive stock options outstanding	—	—	—	—

Diluted weighted average shares outstanding	1,658,157	1,651,664	1,658,087	1,653,901

Basic earnings per share	$0.85	$0.95	$1.72	$1.92
Diluted earnings per share	$0.85	$0.95	$1.72	$1.92

NOTE 14– CONTINGENCIES

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

At June 30, 2014 and December 31, 2013, Level 3 securities include a common stock investment in Bankers’ Bancorporation, Inc., Madison, Wisconsin, that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which PSB maintains mortgage servicing rights. Therefore, declining long-term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at June 30, 2014, used to measure fair value included:

Direct annual servicing cost per loan	$60
Direct annual servicing cost per loan in process of foreclosure	$600
Weighted average prepayment speed: CPR	22.01%
Weighted average prepayment speed: PSA	448.85%
Weighted average cash flow discount rate	7.91%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

Other intangible assets – The fair value and impairment of other intangible assets, including core deposit intangible assets and goodwill, is measured annually as of December 31 or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible impairment of other intangible assets involves significant judgment based upon short-term and long-term projections of future performance, which is a Level 3 fair value measurement, and represents an income approach to fair value.

Index

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

		Recurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at June 30, 2014:

Securities available for sale:

U.S. agency issued residential MBS and CMO	$72,873	—	$72,873	$–
Privately issued residential MBS and CMO	33	—	33	—
Solomon Hess SBA loan fund (CDFI Fund)	950	—	950	—
Other equity securities	47	—	—	47

Total securities available for sale	73,903	—	73,856	47
Mortgage rate lock commitments	6	—	6	—
Interest rate swap agreements	267	—	267	—

Total assets	$74,176	—	$74,129	$47

Liabilities – Interest rate swap agreements	$672	$—	$672	$—

Assets measured at fair value on a recurring basis at December 31, 2013:

Securities available for sale:

U.S. Treasury and agency debentures	$999	$—	$999	$—
Obligations of states and political subdivisions	159		159	—
U.S. agency issued residential MBS and CMO	59,390	—	59,390	—
Privately issued residential MBS and CMO	105	—	105	—
Solomon Hess SBA loan fund (CDFI Fund)	950		950	—
Other equity securities	47	—	—	47

Total securities available for sale	61,650	—	61,603	47
Loans held for sale	150	—	150	—
Mortgage rate lock commitments	14	—	14	—
Interest rate swap agreements	276	—	276	—

Total assets	$62,090	$—	$62,043	$47

Liabilities – Interest rate swap agreements	$714	$—	$714	$—

Index

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2013:	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at June 30, 2013	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2013	$—

Balance at January 1, 2014	$47
Total realized/unrealized gains and (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, maturities, and sales	—
Transferred from Level 2 to Level 3	—
Transferred to held to maturity classification	—

Balance at June 30, 2014	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at June 30, 2014	$—

		Nonrecurring Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at June 30, 2014:

Impaired loans	$2,070	$—	$644	$1,426
Foreclosed assets	1,266	—	319	947
Mortgage servicing rights	1,698	—	—	1,698
Other intangible assets	321	—	—	321

Total assets	$5,355	$—	$963	$4,392

Assets measured at fair value on a nonrecurring basis at December 31, 2013:

Impaired loans	$1,720	$—	$—	$1,720
Foreclosed assets	1,750	—	792	958
Mortgage servicing rights	1,696	—	—	1,696

Total assets	$5,166	$—	$792	$4,374

Index

At June 30, 2014, loans with a carrying amount of $2,787 were considered impaired and were written down to their estimated fair value of $2,070 net of a valuation allowance of $717. At December 31, 2013, loans with a carrying amount of $2,119 were considered impaired and were written down to their estimated fair value of $1,720, net of a valuation allowance of $399. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At June 30, 2014, foreclosed assets with a carrying amount of $1,932 had been written down to a fair value of $1,266, less costs to sell. During the six months ended June 30, 2014, foreclosed assets with a fair value of $285 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. No write-downs to fair value were included in earnings during the six months ended June 30, 2014.

At December 31, 2013, foreclosed assets with a carrying amount of $2,735 had been written down to a fair value of $1,750, less costs to sell. During the six months ended June 30, 2013, foreclosed assets with a fair value of $409 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. Impairment charges recorded as a reduction to earnings totaled $149 during the six months ended June 30, 2013.

At June 30, 2014, mortgage servicing rights with a carrying amount of $1,716 were considered impaired and were written down to their estimated fair value of $1,698, resulting in an impairment allowance of $18. At December 31, 2013, mortgage servicing rights with a carrying amount of $1,717 were considered impaired and were written down to their estimated fair value of $1,696, resulting in an impairment allowance of $21. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at June 30, 2014:

	June 30, 2014
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$20,930	$20,930	$20,930	$—	$—
Securities	144,241	145,341	—	143,494	1,847
Bank certificates of deposit	3,672	3,712	—	—	3,712
Net loans receivable and loans held for sale	521,824	525,688	—	644	525,044
Accrued interest receivable	2,072	2,072	—	—	2,072
Mortgage servicing rights	1,698	1,698	—	—	1,698
Mortgage rate lock commitments	6	6	—	6	—
FHLB stock	2,556	2,556	—	—	2,556
Cash surrender value of life insurance	13,025	13,025	—	13,025	—
Interest rate swap agreements	267	267	—	267	—

Financial liabilities ($000s):

Deposits	$598,340	$599,291	$—	$—	$599,291
FHLB advances	27,879	28,028	—	28,028	—
Other borrowings	22,559	23,201	—	14,153	9,048
Senior subordinated notes	4,000	3,559	—	—	3,559
Junior subordinated debentures	7,732	7,185	—	—	7,185
Interest rate swap agreements	672	672	—	672	—
Accrued interest payable	431	431	—	—	431

Index

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2013:

	December 31, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$31,522	$31,522	$31,522	$—	$—
Securities	133,279	133,322	—	131,479	1,843
Bank certificates of deposit	2,236	2,280	—	—	2,280
Net loans receivable and loans held for sale	510,030	514,309	—	150	514,159
Accrued interest receivable	2,076	2,076	—	—	2,076
Mortgage servicing rights	1,696	1,696	—	—	1,696
Mortgage rate lock commitments	14	14	—	14	—
FHLB stock	2,556	2,556	—	—	2,556
Cash surrender value of life insurance	12,826	12,826	—	12,826	—
Interest rate swap agreements	276	276	—	276	—

Financial liabilities ($000s):

Deposits	$577,514	$578,387	$—	$—	$578,387
FHLB advances	38,049	38,511	—	38,511	—
Other borrowings	20,441	21,251	—	14,364	6,887
Senior subordinated notes	4,000	3,489	—	—	3,489
Junior subordinated debentures	7,732	7,085	—	—	7,085
Interest rate swap agreements	714	714	—	714	—
Accrued interest payable	477	477	—	—	477

NOTE 16 – CURRENT ACCOUNTING CHANGES

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

Index

NOTE 17 – FUTURE ACCOUNTING CHANGES

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

FASB ASC Topic 606, Revenue from Contracts with Customers. In May 2014, new authoritative accounting guidance was issued that provides guidance on when it is appropriate to recognize customer sales agreements as revenue. This large standard has limited impact on PSB as loans, deposits, and other financial instruments are excluded from the scope of the standard. However sales of foreclosed property and certain noninterest income from contracts with customers, such as insurance contracts, are subject to new rules applied on an individual transaction basis. The standard is effective for quarterly periods beginning January 1, 2017. Adoption of this new guidance is not expected to have a significant impact on PSB’s results of operations or financial statements.

NOTE 18 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2014 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of June 30, 2014 compared to December 31, 2013 and results of our operations for the three months and six months ended June 30, 2014 compared to the results of operations for the three months and six months ended June 30, 2013. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

Index

EXECUTIVE OVERVIEW

Results of Operations

June 2014 quarterly earnings were $.85 per share on net income of $1,403 compared to earnings of $.95 per share on net income of $1,561 during the June 2013 quarter. Earnings during the six months ended June 30, 2014 were $1.72 per share on net income of $2,853 compared to earnings of $1.92 per share on net income of $3,170 during the six months ended June 30, 2013.

Earnings during the six months ended June 30, 2014 were reduced $225 after tax benefits by acquisition and conversion costs related to Peoples State Bank’s purchase of the Northwoods National Bank Rhinelander, Wisconsin branch of The Baraboo National Bank completed April 11, 2014. In addition, earnings during the six months ended June 30, 2013 benefited $73 from tax savings related to the 2012 purchase of Marathon State Bank. Excluding these merger related non-recurring items, June 2014 quarterly pro-forma net income would have been $.93 per share on net income of $1,550 compared to June 2013 quarterly net income of $.95 per share on net income of $1,561, a decline of 2.1% per share. Proforma net income during the six months ended June 30, 2014 would have been $1.86 per share on net income of $3,078 compared to pro-forma net income of $1.87 per share on net income of $3,097 during 2013, a decline of 0.5% per share. Compared to the prior year for the six months ended June 30, a $471 decline in 2014 credit costs, down 57%, offset a $364 decline in mortgage banking revenue, down 38%, resulting in similar net income during the six months ended June 30, 2014 and 2013 on a pro-forma basis.

Looking ahead to the September 2014 quarter, earnings are expected to increase slightly over that seen during the March 2014 and June 2014 quarters due to lower noninterest expenses after completing the integration of the new Northwoods Rhinelander, Wisconsin branch in the June 2014 quarter. In addition, net loan growth bank wide is expected to increase net interest income. However, earnings will continue to be challenged by lower mortgage banking income, and downward pressure on net interest margin, compared to the prior year periods.

Credit Quality

Total nonperforming assets increased $1,849, or 17.9%, at June 30, 2014 compared to March 31, 2014, reaching $12,172, or 1.68% of total assets. The increase was due to placing a $1,075 single family jumbo residential mortgage and a $959 commercial loan onto nonaccrual status during the June 2014 quarter. Recognition of the two problem loans also increased allowance for loan loss needs by $547 during the June 2014 quarter. Offsetting these new problem loans was continued improvement in general loan quality, allowing a portion of the existing allowance for loan losses to be recaptured, offsetting the negative impact of new reserves recognized on the two problem loans. Net loan charge-offs totaled $134 during the six months ended June 30, 2014 (.05% of average loans on an annualized basis) compared to $466 during the six months ended June 30, 2013 (.19% of average loans).

PSB’s provision for loan losses was $140 during the June 2014 and March 2014 quarters, totaling $280 for the six months ended June 30, 2014. Provision for loan losses was $352 and $675 during the quarter and six months ended June 30, 2013, respectively. Although there was no provision for partial write-downs of foreclosed assets during the six months ended June 30, 2014, there was a partial write-down of $149 during the June 2013 quarter, and totaled $149 for the six months ended June 30, 2013. Taken together, credit costs (the provision for loan losses and loss on foreclosed assets) totaled $178 during the June 2014 quarter compared to $496 during the June 2013 quarter, a decline of $318, or 64.1%. Credit costs totaled $354 during the six months ended June 30, 2014 compared to $825 during the six months ended June 30, 2013, a decline of $471, or 57.1%. The decline in 2014 credit costs compared to the prior year offset a significant decline in 2014 mortgage banking income on much lower refinanced mortgage loan activity, allowing net income before merger and acquisition costs to remain near levels seen in the prior year periods when mortgage refinancing income was much greater.

Total nonperforming assets were $12,172 at June 30, 2014 (1.68% of total assets) compared to $10,389 at December 31, 2013 (1.46% of total assets). At June 30, 2014, the allowance for loan losses was $6,929, or 1.31% of total loans (64% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013. During the September 2014 quarter, PSB nonperforming loans may increase $2,845 from the addition of a municipal tax financing district development loan upon restructuring of the debt issue to extend the amortization term. At June 30, 2014, PSB classified this municipal loan as an impaired but performing loan and maintained no specific reserves applicable to this credit. The credit is expected to remain on accrual status following the restructuring and no principal loss is anticipated.

Index

Asset Growth and Liquidity

Total assets were $726,541 at June 30, 2014 compared to $711,541at December 31, 2013, up $15,000, or 2.1%, due to an increase in net loans receivable of $11,944, up 2.3%. The loan increase included $21,468 of purchased Northwoods branch loans held at June 30, 2014, offset by a $9,524 decline in existing market loans year to date. The organic loan decline was led by an $8,288 payoff from a multi-family housing developer who refinanced into permanent low fixed rate financing but who continues to maintain lending relationships with PSB. In addition, a $10,962 increase in investment securities was funded by a $10,592 decline in cash and cash equivalents during the six months ended June 30, 2014.

Total local deposits increased $22,760 year to date due to $37,982 in purchased Northwoods branch deposits retained at June 30, 2014 with other existing market deposits declining $15,222, or 2.9% since January 1, 2014, including a $12,373 decline in seasonal government tax deposits. In addition to funding loan growth, the increase in total deposits was used to repay $9,565 of wholesale funding year to date. Wholesale funding (including federal funds purchased, brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $99,343 (13.7% of total assets) at June 30, 2014 compared to $108,908 (15.3% of total assets) at December 31, 2013.

During the upcoming September 2014 quarter, total loans are expected to increase modestly from growth in residential mortgage loans retained on the balance sheet in addition to commercial related loan growth. Loan growth is expected to be funded by a mix of new wholesale funding, local certificate of deposit growth, and existing cash and cash equivalents.

Capital Resources

During the six months ended June 30, 2014, stockholders’ equity increased $2,528 primarily from $2,187 of retained net income net of $666 in cash dividends declared during the period. No shares of common stock were repurchased during the six months ended June 30, 2014, while 10,030 shares of stock were repurchased on the open market at an average price of $26.78 per share during the six months ended June 30, 2013. We continue to maintain a stock buyback plan and during the September 2014 quarter expect to purchase up to 10,000 shares on the open market at prevailing prices as opportunities arise.

Tangible net book value increased to $35.56 per share at June 30, 2014, compared to $34.36 per share at December 31, 2013, an increase of 3.5%. On the purchase of the Northwoods Rhinelander, Wisconsin branch in the June 2014 quarter, we recorded $344 of core deposit intangible assets and goodwill, which reduced tangible net book value by $.21 per share at the acquisition date. At June 30, 2014, $321 of these intangibles remain with the core deposit intangible to be amortized over five years using a double declining balance method. Despite the increase in total assets from the Northwoods acquisition, our stockholders’ equity to assets ratio increased to 8.16% at June 30, 2014 compared to 7.98% at December 31, 2013 due to increased retained earnings and modest asset growth. PSB was considered “well capitalized” under banking regulations at June 30, 2014.

New regulatory capital rules applicable to all banks will become effective for us beginning January 1, 2015. The new rules expand the number of capital measurements and new minimum ratios over which a bank may pay dividends, repurchase common stock, or pay certain executive compensation. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but do not expect to issue additional common stock solely to meet the new requirements or that recurring operations or growth potential will be significantly impacted.

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At June 30, 2014, unused and available wholesale funding was approximately $321 million, or 44% of total assets, compared to $297 million, or 42% of total assets at December 31, 2013. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit.

Index

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on approximately $273 million of residential 1 to 4 family mortgages sold to FHLB and FNMA at June 30, 2014 compared to $272 million at December 31, 2013. At June 30, 2014, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 8% of the total serviced principal (down from 9% at December 31, 2013), up to a maximum guarantee of $949 in the aggregate. However, we would incur such loss only if the FHLB first lost $1,517 on this remaining loan pool of $20,781 as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). No loans have been sold by us to the FHLB with our credit enhancement since October 2008 and we do not intend to originate future loans with the guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations even if we had not provided a credit enhancement on the mortgage. Provision (credit) for representation and warranty losses were ($2) and $204 during the six months ended June 30, 2014 and 2013, respectively. We first began to recognize a reserve liability for representation and warranty losses during the quarter ended March 31, 2013 when a provision for representation and warranty losses of $203 was recorded. We maintained a reserve liability for potential future representation and warranty losses of $87 at June 30, 2014 and $108 at December 31, 2013.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at June 30, 2014) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $13,986 at June 30, 2014). These arrangements and related off balance sheet commitments are outlined in Note 9 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions were $405 and $438 at June 30, 2014 and December 31, 2013, respectively before tax impacts. Cash held on deposit with swap counterparties against these liabilities totaled $570 at June 30, 2014 and December 31, 2013.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $125 million at June 30, 2014 compared to $119 million at December 31, 2013. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended June 30, 2014 compared to June 30, 2013

June 2014 quarterly earnings were $.85 per share on net income of $1,403 compared to earnings of $.95 per share on net income of $1,561 during the June 2013 quarter. Earnings during the June 2014 quarter were reduced $147 after tax benefits by acquisition and conversion costs related to Peoples State Bank’s purchase of the Northwoods National Bank Rhinelander, Wisconsin branch of The Baraboo National Bank completed April 11, 2014. Excluding these merger and acquisition related non-recurring items, June 2014 quarterly pro-forma net income would have been $.93 per share on net income of $1,550 compared to June 2013 pro-forma net income of $.95 per share on net income of $1,561, a decrease of 2.1% per share. Prior to the merger and acquisition costs, a $318 decline in credit related costs during the June 2014 quarter compared to the prior year was offset by an $284 decline in mortgage banking income, resulting in similar pro-forma net income levels compared to the June 2013 quarter. Refer to Table 1 below for a presentation of net income and earnings per share both before and after non-recurring items. Table 2 below outlines key financial performance metrics for five linked quarters ending June 30, 2014.

Looking ahead to the September 2014 quarter, earnings are expected to increase slightly over that seen during the March 2014 and June 2014 quarters due to lower noninterest expenses after completing the integration of the new Northwoods Rhinelander, Wisconsin branch in the June 2014 quarter. In addition, net loan growth bank wide is expected to increase net interest income. However, earnings will continue to be challenged by lower mortgage banking income, and downward pressure on net interest margin, compared to the prior year periods.

Index

Six months ended June 30, 2014 compared to June 30, 2013

Earnings during the six months ended June 30, 2014 were $1.72 per share on net income of $2,853 compared to earnings of $1.92 per share on net income of $3,170 during the six months ended June 30, 2013. Earnings during the six months ended June 30, 2014 were reduced $225 after tax benefits by acquisition and conversion costs related to Peoples State Bank’s purchase of the Northwoods National Bank Rhinelander, Wisconsin branch of The Baraboo National Bank. In addition, net income during the six months ended June 30, 2013 increased $73 from tax savings related to our 2012 purchase of Marathon State Bank. Excluding these merger and acquisition related non-recurring items, pro-forma net income during the six months ended June 30, 2014 would have been $1.86 per share on net income of $3,078 compared to pro-forma net income of $1.87 per share on net income of $3,097, a decrease of 0.6% per share. Prior to the merger and acquisition costs, a $471 decline in credit related costs during the June 2014 quarter compared to the prior year was offset by an $364 decline in mortgage banking income, and a $79 increase in fraudulent debit card and check losses, resulting in similar pro-forma net income levels compared to the prior year to date period. Refer to Table 1 below for a presentation of net income and earnings per share both before and after non-recurring items.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Quarter ended June 30,		Six months ended June 30,
($000s, net of income tax effects)	2014	2013	2014	2013

Net income from recurring operations before credit costs	$1,658	$1,862	$3,293	$3,597
Less: Credit costs	(108)	(301)	(215)	(500)

Net income from recurring operations after credit costs	1,550	1,561	3,078	3,097
Add: Benefit from amendment of Marathon State Bank tax returns	—	—	—	73
Less: Merger related expenses and data processing conversion	(147)	—	(225)	—

Net income	$1,403	$1,561	$2,853	$3,170

	Quarter ended June 30,		Six months ended June 30,
(per diluted share, net of income tax effects)	2014	2013	2014	2013

Net income from recurring operations before credit costs	$1.00	$1.13	$1.99	$2.17
Less: Credit costs	(0.07)	(0.18)	(0.13)	(0.30)

Net income from recurring operations after credit costs	0.93	0.95	1.86	1.87
Add: Benefit from amendment of Marathon State Bank tax returns	—	—	—	0.05
Less: Merger related expenses and data processing conversion	(0.08)	—	(0.14)	—

Net income	$0.85	$0.95	$1.72	$1.92

Proforma return on average assets and equity from net income from recurring operations after credit costs:

Proforma return on average assets from recurring operations	0.87%	0.91%	0.88%	0.91%
Return on average assets - as reported	0.79%	0.91%	0.81%	0.93%

Proforma return on average equity from recurring operations	10.46%	10.94%	10.59%	11.09%
Return on average equity - as reported	9.47%	10.94%	9.81%	11.35%

Index

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	June 30	March 31,	December 31,	September 30,	June 30,
Earnings and dividends:	2014	2014	2013	2013	2013

Net interest income	$5,450	$5,174	$5,365	$5,422	$5,317
Provision for loan losses	$140	$140	$—	$3,340	$352
Other noninterest income	$1,369	$1,320	$1,274	$1,411	$1,523
Other noninterest expense	$4,666	$4,289	$4,391	$3,817	$4,216
Net income	$1,403	$1,450	$1,561	$13	$1,561

Basic earnings per share(3)	$0.85	$0.87	$0.95	$0.01	$0.95
Diluted earnings per share(3)	$0.85	$0.87	$0.95	$0.01	$0.95
Dividends declared per share(3)	$0.40	$—	$0.39	$—	$0.39
Tangible net book value per share(4)	$35.56	$35.15	$34.36	$33.92	$34.04

Semi-annual dividend payout ratio	23.34%	n/a	40.91%	n/a	20.32%
Average common shares outstanding	1,658,157	1,658,017	1,651,518	1,651,518	1,651,664

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$513,163	$498,957	$507,898	$510,937	$499,425
Assets	$716,477	$698,127	$704,559	$695,344	$688,353
Deposits	$592,377	$567,500	$557,639	$537,836	$525,158
Stockholders’ equity	$59,424	$57,710	$57,243	$56,907	$57,223

Performance ratios:

Return on average assets(1)	0.79%	0.84%	0.88%	0.01%	0.91%
Return on average stockholders’ equity(1)	9.47%	10.19%	10.82%	0.09%	10.94%
Average stockholders’ equity less
accumulated other comprehensive
income (loss) to average assets	8.24%	8.22%	8.07%	8.09%	8.18%
Net loan charge-offs to average loans(1)	0.07%	0.03%	0.27%	2.97%	0.12%
Nonperforming loans to gross loans	2.06%	1.75%	1.67%	1.66%	1.89%
Allowance for loan losses to gross loans	1.31%	1.39%	1.31%	1.36%	1.49%
Nonperforming assets to tangible equity
plus the allowance for loan losses(4)	18.96%	16.27%	16.80%	16.73%	17.75%
Net interest rate margin(1)(2)	3.34%	3.31%	3.32%	3.40%	3.41%
Net interest rate spread(1)(2)	3.19%	3.15%	3.14%	3.23%	3.24%
Service fee revenue as a percent of
average demand deposits(1)	1.83%	1.68%	1.76%	2.01%	2.02%
Noninterest income as a percent of gross revenue	17.14%	17.09%	15.92%	17.24%	18.54%
Efficiency ratio(2)	66.19%	63.75%	63.87%	53.94%	59.52%
Noninterest expenses to average assets(1)	2.61%	2.49%	2.47%	2.18%	2.46%

Stock price information:

High	$33.85	$34.50	$31.25	$31.50	$31.00
Low	$31.75	$30.10	$29.75	$29.40	$27.76
Last trade value at quarter-end	$32.42	$32.00	$31.25	$29.76	$29.25

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Index

Net Interest Income

Quarter ended June 30, 2014 compared to June 30, 2013

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,680 (on net margin of 3.34%) during the June 30, 2014 quarter compared to $5,560 (3.41%) in the June 2013 quarter, an increase of $120, or 2.2%. Net margin has declined from prior quarters as loan yields have declined slightly faster than funding costs, which are already near functional interest rate floors. A 4.0% increase in earning assets increased net interest income by $403 during the June 2014 quarter compared to the June 2013 quarter, but the decline in net interest margin decreased net interest income by $283 during the June 2014 quarter compared to the June 2013 quarter. Refer to Table 3 for more information on average balances, rates, and yields by product for the quarters ended June 30, 2014 and 2013.

Looking ahead, net margin is likely to remain under pressure from falling loan yields while non-maturity deposit funding costs remain at functional interest rate floors. However, certificate of deposit and FHLB advance funding costs are expected to continue their decline, resulting in September 2014 quarterly tax adjusted net interest margin similar to that seen during the six months ended June 30, 2014 (3.33% of average earning assets). Stable net interest margin combined with continued average loan growth is expected to increase net interest income during the coming quarter.

During the June 2014 and June 2013 quarters, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. At June 30, 2014, the coupon rate on approximately $76 million, or 14.3%, of gross loans at June 30, 2014 was supported by an average interest rate floor approximately 117 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $885 and .13%, respectively, based on those existing loan floors and average total earning assets during the quarter ended June 30, 2014. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. For these particular loans, the speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At June 30, 2013, the coupon rate on approximately $73 million, or 14.2%, of gross loans at June 30, 2013 was supported by an average interest rate floor approximately 120 basis points greater than the normal adjustable rate. The annualized increase to net interest income and net interest margin was approximately $870 and .13%, respectively, based on those existing loan floors and average total earning assets during the quarter ended June 30, 2013.

Six months ended June 30, 2014 compared to June 30, 2013

Tax adjusted net interest income totaled $11,088 (on net margin of 3.33%) during the six months ended June 30, 2014 compared to $11,005 (3.39%) in the six months ended June 30, 2013, an increase of $83, or 0.8%. Net margin has declined from the prior year period as loan yields have declined slightly faster than funding costs, which are already near functional interest rate floors. A 2.6% increase in earning assets increased net interest income by $642 during the 2014 year to date compared to the six months ended June 30, 2013, but the decline in net interest margin decreased net interest income by $559 during the six months ended June 30, 2014 compared to the prior year period. Refer to Table 4 for more information on average balances, rates, and yields by product for the six months ended June 30, 2014 and 2013.

The following Tables present a schedule of yields and costs for the quarter and six months ended June 30, 2014, compared to the prior year periods ended June 30, 2013, and the interest income and expense volume and rate analysis for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Index

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended June 30, 2014			Quarter ended June 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$520,135	$5,646	4.35%	$506,962	$5,830	4.61%
Taxable securities	90,206	613	2.73%	84,150	516	2.46%
Tax-exempt securities(2)	53,696	567	4.24%	53,291	571	4.30%
FHLB stock	2,556	3	0.47%	3,289	3	0.37%
Other	14,512	19	0.53%	6,943	15	0.87%

Total(2)	681,105	6,848	4.03%	654,635	6,935	4.25%

Non-interest-earning assets:
Cash and due from banks	9,199			9,585
Premises and equipment, net	10,720			10,040
Cash surrender value insurance	12,963			12,056
Other assets	9,462			9,574
Allowance for loan losses	(6,972)			(7,537)

Total	$716,477			$688,353

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$179,069	$71	0.16%	$171,306	$92	0.22%
Money market deposits	140,387	87	0.25%	114,855	95	0.33%
Time deposits	180,979	559	1.24%	162,317	574	1.42%
FHLB borrowings	26,129	174	2.67%	64,476	324	2.02%
Other borrowings	20,641	155	3.01%	23,769	168	2.83%
Senior subordinated notes	4,000	37	3.71%	4,000	37	3.71%
Junior subordinated debentures	7,732	85	4.41%	7,732	85	4.41%

Total	558,937	1,168	0.84%	548,455	1,375	1.01%

Non-interest-bearing liabilities:
Demand deposits	91,942			76,680
Other liabilities	6,174			5,995
Stockholders’ equity	59,424			57,223

Total	$716,477			$688,353

Net interest income		$5,680			$5,560
Rate spread			3.19%			3.24%
Net yield on interest-earning assets			3.34%			3.41%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 4: Net Interest Income Analysis (Six months)

(dollars in thousands)	Six months ended June 30, 2014			Six months ended June 30, 2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$513,023	$11,139	4.38%	$500,008	$11,569	4.67%
Taxable securities	85,345	1,162	2.75%	87,713	1,057	2.43%
Tax-exempt securities(2)	54,194	1,144	4.26%	52,641	1,136	4.35%
FHLB stock	2,556	6	0.47%	2,984	4	0.27%
Other	16,915	36	0.43%	11,558	37	0.65%

Total(2)	672,033	13,487	4.05%	654,904	13,803	4.25%

Non-interest-earning assets:
Cash and due from banks	9,733			9,758
Premises and equipment, net	10,170			10,123
Cash surrender value insurance	12,913			11,954
Other assets	9,416			9,700
Allowance for loan losses	(6,924)			(7,509)

Total	$707,341			$688,930

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$180,703	$155	0.17%	$176,508	$206	0.24%
Money market deposits	140,777	196	0.28%	118,302	199	0.34%
Time deposits	169,302	1,078	1.28%	161,234	1,136	1.42%
FHLB borrowings	30,271	416	2.77%	58,610	654	2.25%
Other borrowings	20,584	310	3.04%	22,299	325	2.94%
Senior subordinated notes	4,000	75	3.78%	5,000	109	4.40%
Junior subordinated debentures	7,732	169	4.41%	7,732	169	4.41%

Total	553,369	2,399	0.87%	549,685	2,798	1.03%

Non-interest-bearing liabilities:
Demand deposits	89,023			77,051
Other liabilities	6,319			5,850
Stockholders’ equity	58,630			56,344

Total	$707,341			$688,930

Net interest income		$11,088			$11,005
Rate spread			3.18%			3.22%
Net yield on interest-earning assets			3.33%			3.39%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Index

Table 5: Interest Expense and Expense Volume and Rate Analysis (Year to Date)

Six months ended June 30, 2014

	2014 compared to 2013
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$283	$(713)	$(430)
Taxable securities	(32)	137	105
Tax-exempt securities(2)	33	(25)	8
FHLB stock	(1)	3	2
Other interest income	11	(12)	(1)

Total	294	(610)	(316)

Interest paid on:
Savings and demand deposits	4	(55)	(51)
Money market deposits	31	(34)	(3)
Time deposits	51	(109)	(58)
FHLB borrowings	(389)	151	(238)
Other borrowings	(26)	11	(15)
Senior subordinated notes	(19)	(15)	(34)
Junior subordinated debentures	—	—	—

Total	(348)	(51)	(399)

Net interest earnings	$642	$(559)	$83

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at June 30, 2014. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects a liability sensitive gap position during the next year, with a cumulative negative one-year gap ratio at June 30, 2014 of 87.5% compared to a negative gap of 85.4% at December 31, 2013. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. If we held an asset sensitive gap position, the existence of our “in the money” floating rate loan floors discussed previously could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Index

Table 6: Interest Rate Sensitivity Gap Analysis

	June 30, 2014
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$172,523	$52,925	$58,343	$84,368	$117,746	$42,848	$528,753
Securities	6,823	5,825	11,124	20,779	52,077	47,613	144,241
FHLB stock						2,556	2,556
CSV bank-owned life insurance						13,025	13,025
Other earning assets	1,969	248	1,688	1,736			5,641

Total	$181,315	$58,998	$71,155	$106,883	$169,823	$106,042	$694,216
Cumulative rate sensitive assets	$181,315	$240,313	$311,468	$418,351	$588,174	$694,216

Interest-bearing liabilities
Interest-bearing deposits	$91,313	$24,072	$198,808	$32,835	$50,222	$101,274	$498,524
FHLB advances	18,200	6,540	—		3,139		27,879
Other borrowings	9,059		8,000		5,500		22,559
Senior subordinated notes				1,000	3,000		4,000
Junior subordinated debentures					7,732		7,732

Total	$118,572	$30,612	$206,808	$33,835	$69,593	$101,274	$560,694
Cumulative interest
sensitive liabilities	$118,572	$149,184	$355,992	$389,827	$459,420	$560,694

Interest sensitivity gap for
the individual period	$62,743	$28,386	$(135,653)	$73,048	$100,230	$4,768
Ratio of rate sensitive assets to
rate sensitive liabilities for
the individual period	152.9%	192.7%	34.4%	315.9%	244.0%	104.7%

Cumulative interest
sensitivity gap	$62,743	$91,129	$(44,524)	$28,524	$128,754	$133,522
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	152.9%	161.1%	87.5%	107.3%	128.0%	123.8%

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

Table 7: Net Interest Margin Rate Simulation Impacts

Period Ended:	June 2014	December 2013	June 2013

Cumulative 1 year gap ratio
Base	88%	85%	85%
Up 200	84%	82%	82%
Down 100	89%	87%	87%

Change in Net Interest Income – Year 1
Up 200 during the year	-5.0%	-2.8%	-2.3%
Down 100 during the year	-0.3%	-0.1%	0.0%

Change in Net Interest Income – Year 2
No rate change (base case)	-0.5%	-0.8%	1.6%
Following up 200 in year 1	-5.4%	-0.2%	-1.4%
Following down 100 in year 1	-3.9%	-2.4%	-1.3%

Note: Simulations since June 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

We completed a non-maturity deposit study following March 31, 2014 and used the current report findings to update certain key assumptions in our June 30, 2014 interest margin simulations. The findings called for slightly higher average rate change (beta) in rising rate simulations as well as extending the projected average life of core deposits under normal operations based on historical experience. The increase in non-maturity deposit beta rates in a rising rate environment lowered projected net interest income in the up 200 basis point increase simulations as shown in Table 7 above. At June 30, 2014, if the change in beta assumptions had not been made, the change in net interest income in Year 1 would have been (-3.1%) compared to (-5.0%) shown in Table 7, and the change in Year 2 would have been (-1.2%) compared to (-5.4%).

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 57.2% at June 30, 2014 compared to 53.8% at December 31, 2013.

We also measure internal interest rate simulations that project interest rate changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) as well as rising rate environments that create a “flattening” yield curve. We also project the potential impacts of extreme periods of interest rate changes such as up 400 basis points during a 24 month period. The impact of various rate simulations on projected “base” net interest income are shown in the Table below. When the yield curve flattens, repriced short-term funding cost, such as for terms of one year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. In addition, although market expectations are for interest rates to rise during the next several years, we also have risk to a prolonged period of low or falling rates in the currently low rate environment. If interest rates remain low, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline to levels seen prior to 2008 (pre-recessionary levels).

Index

The table below summarizes the percentage change to current “base case” net interest income as a result of certain alternative interest simulations:

Table 8: Projected Changes to Net Interest Income Under Various Rate Change Simulations

	During next 12M	During next 24M	During next 24M	Yield Curve
	Down 100 bp	Parallel up 400 bp	Flat up 500 bp	Twist*

Year 1	-0.3%	-4.9%	-6.1%	1.2%
Year 2	-3.5%	-9.1%	-12.3%	3.2%
Year 3	-7.0%	-4.2%	-8.1%	-6.6%
Year 4	-11.0%	12.1%	9.3%	0.2%
Year 5	-13.5%	27.5%	25.9%	14.9%

*Yield curve steepens over the first 18 months of the simulation (10 year CMT Treasury = 3.75%) and flattens over months 19-36 to the average slope from 2005-2007 (with Fed Funds targeted at 4.00%)

Noninterest Income

Quarter ended June 30, 2014 compared to June 30, 2013

Total noninterest income for the quarter ended June 30, 2014 was $1,369, compared to $1,523 earned during the June 2013 quarter, a decrease of $154, or 10.1%, as residential mortgage banking declined $284, or 50.9%. Mortgage banking includes the gain on sale of residential mortgage loans to secondary market investors as well as the net loan servicing income associated with those loans. Offsetting the mortgage banking decline were higher investment and insurance sales commissions, up $45, and higher debit and credit card interchange income, up $63. During December 2013, PSB sold its credit card loan principal portfolio in exchange for greater interchange fee income on those retained credit card customers, accounting for 44% of the increased interchange income during the June 2014 quarter. Prior to the sale of the credit card portfolio, card income was categorized as loan interest income. All other changes increased noninterest income by $22 compared to the prior year quarter.

Mortgage banking income declined significantly during the June 2014 quarter compared to the June 2013 quarter on significantly lower residential loan refinance activity due to an increase in long term interest rates in response to expected actions by the Federal Reserve. Gain on sale of mortgage loans (a component of mortgage banking revenue) was $154 and $224 during the quarters ended June 30, and March 31, 2014, respectively. Gain on mortgage sales is expected to increase back to March 2014 quarterly levels due to positive seasonal sales factors and conclusion of a temporary program to retain (rather than sell) certain fixed rate mortgages loans in our own loan portfolio. Total mortgage banking income during all of 2014 is expected to decline 25% to 30% from amounts seen during the year ended December 31, 2013 and could cause total noninterest income to decline during 2014 compared to that seen during 2013.

Six months ended June 30, 2014 compared to June 30, 2013

Total noninterest income for the six months ended June 30, 2014 was $2,689 compared to $2,938 during the comparable prior year period, down $249, or 8.5%. Mortgage banking led the decline, down $364, or 38.2%. Gain on sale of mortgage loans (a component of mortgage banking revenue) was $378 and $841 during the six months ended June 30, 2014 and 2013, respectively, down $463, or 55.1%. Offsetting a portion of the decline in sale gains is increased mortgage servicing fee income during 2014 from slower amortization of mortgage servicing rights as refinance activity sharply declines. Offsetting the mortgage banking decline was $104 of higher debit and credit card interchange income. Increased credit card interchange income accounted for 53% of the total increase in interchange income. All other changes increased year to date noninterest income by $11 compared to the prior year.

Noninterest Expense

Quarter ended June 30, 2014 compared to June 30, 2013

Noninterest expenses totaled $4,666 during the June 2014 quarter compared to $4,216 during the June 2013 quarter. The June 2014 quarter included $243 of nonrecurring Northwoods Rhinelander merger and conversion costs. If these costs were excluded, noninterest expense during the June 2014 quarter would have been $4,423 compared to $4,216 in June 2013, an increase of $207, or 4.9%. Approximately $89 of the increase was due to Northwoods branch direct operating costs since the acquisition, including $23 in core deposit intangible asset amortization. Excluding $119 in merger data conversion costs, total data processing and other office operations expense was $496 during the June 2014 quarter compared to $477 during June 2013 quarter, an increase of $19, or 4.0%, primarily from monthly recurring data service bureau costs associated with the new Northwoods Rhinelander branch but not allocated to the branch as direct operating costs. All other operating costs increased $99 compared to the June 2013 quarter, including $88 in increased fraudulent debit card and check losses not expected to recur during the September 2014 quarter.

Index

Six months ended June 30, 2014 compared to June 30, 2013

During the six months ended June 30, 2014, noninterest expense totaled $8,955 compared to $8,298 during the prior year period. However, the year to date period included $371 of nonrecurring Northwoods Rhinelander merger and conversion costs. If these costs were excluded, noninterest expense during the six months ended June 30, 2014 would have been $8,584 compared to $8,298 during 2013, an increase of $286, or 3.4%. As noted previously, approximately $108 of the increase was from recurring direct Northwoods branch operating costs following the acquisition plus $79 of increased fraudulent debit card and check losses compared to the six months ended June 30, 2013. All other increases totaled $99, led by a $68 increase in FDIC insurance premiums from impacts of the large September 2013 loan charge-off associated with a customer fraud which increased deposit insurance premiums.

CREDIT QUALITY AND PROVISION FOR LOAN LOSSES

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 18.96%, 16.80%, and 17.75% at June 30, 2014, December 31, 2013, and June 30, 2013, respectively (refer to Table 25). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets, goodwill, and core deposit intangible assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 9: Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2014	2013	2013

Nonaccrual loans (excluding restructured loans)	$4,689	$5,504	$3,704
Nonaccrual restructured loans	4,943	1,503	3,636
Restructured loans not on nonaccrual	1,274	2,707	1,299
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	10,906	9,714	8,639
Foreclosed assets	1,266	1,336	1,750

Total nonperforming assets	$12,172	$11,050	$10,389

Nonperforming loans as a % of gross loans receivable	2.06%	1.89%	1.67%
Total nonperforming assets as a % of total assets	1.68%	1.59%	1.46%
Allowance for loan losses as a % of nonperforming loans	63.53%	78.65%	78.52%

Total nonperforming assets increased $1,849, or 17.9%, during the quarter ended June 2014 to $12,172, compared to $10,323 at March 31, 2014 and $10,389 at December 31, 2013. The increase was due to placing a $1,075 single family jumbo residential mortgage and a $959 commercial loan onto nonaccrual status during the June 2014 quarter. Recognition of the two problem loans also increased allowance for loan loss needs by $547 during the June 2014 quarter. Offsetting these significant new problem loans was continued improvement in general loan quality, allowing a portion of the existing allowance for loan losses to be recaptured, offsetting the negative impact of new reserves recognized on the two problem loans. At June 30, 2014, the allowance for loan losses was $6,929, or 1.31% of total loans (64% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

Index

The $1,075 single family residential jumbo mortgage loan became 30 to 59 days delinquent during the March 2014 quarter and was classified as an impaired, but performing loan at March 31, 2014. During the June 2014 quarter, the borrower was placed on nonaccrual status due to nonpayment and is classified as a nonaccrual loan at June 30, 2014. The borrower is disputing a potential change in ownership of the home via divorce proceedings. This mortgage is significantly under collateralized although the borrower continues income levels sufficient to service the required debt payments. Refer to Table 10 below for more information on this loan relationship and specific reserves maintained on this nonaccrual loan. During the six months ended June 30, 2014, total past due residential - prime loans increased $1,683, to $2,474, compared to $791 at December 31, 2013, as shown in Note 4 of the Notes to Consolidated Financial Statements. This $1,075 nonaccrual jumbo mortgage loan represented 64% of the delinquent residential –prime mortgage principal increase and 49% of the total loan portfolio delinquent loan principal increase during the six months ended June 30, 2014.

Separately, a commercial and industrial loan relationship that includes a significant government agency guarantee of principal became past due during the March 2014 quarter but was classified as a performing loan and credit risk rating 5 (“Watch”) as of March 31, 2014. This borrower was negatively impacted by loss of a large customer during 2013 that has resulted in strained cash flow. The full borrower relationship includes loans receivable totaling $3,533 at June 30, 2014, of which $2,574 carries an 80% principal guarantee by the United States Department of Agriculture (“USDA”). During the June 2014 quarter, the unguaranteed portion of this loan was restructured to convert to interest only payments and was reclassified as a nonaccrual loan of $959 at June 30, 2014. The guaranteed portion of the loan totaling $2,574 was not restructured and continues to be classified as an impaired but performing loan at June 30, 2014. Refer to Table 10 below for more information on this loan relationship and specific reserves maintained on this nonaccrual loan.

While the general credit quality of our loan portfolio and identified problem loans continues to improve, improved local economic conditions are slow growing in central and northern Wisconsin, and during the past several years, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. Our market area has a higher than typical allocation of resources in the manufacturing sector, although the greatest economic growth for many years has been in health and education services. The local paper and wood industries had, and continue to experience, a long-term production decline. The local retail sales environment also declined during 2013 as J.C. Penney Company, Inc., Gap, Inc., and Abercrombie & Fitch, Co. brand Hollister announced store closures within our primary markets.

We expect these conditions to restrain economic growth as some borrowers continue to carefully manage cash flows and debt servicing ability. In addition, the loss of the significant employers mentioned previously may have a significant negative impact on small local municipalities that depended on these closed manufacturing plants for tax assessment base and utility revenue. At June 30, 2014, $2,845 of tax exempt general obligation and tax incremental financing district development loans receivable reflected in Table 12 with a local municipality expected to be significantly negatively impacted due to a plant closure were classified as performing, but impaired loans with no specific reserve. We expect to restructure this loan to extend the life of the tax incremental financing district so that existing property tax collections from real estate located within the district continue for a period long enough to fully pay the original district development costs. This debt restructuring is expected to be classified as a troubled debt restructuring, which would increase non performing loans in Table 9.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our nine locations), and loan customers in Marathon County, Wisconsin. The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 5.5% at May 2014 (the most recent data available) compared to 6.5% at May 2013. The unemployment rate in Oneida County, Wisconsin was 6.9% at May 2014 compared to 8.3% at May 2013. The unemployment rate in Vilas County, Wisconsin was 8.1% at May 2014 compared to 9.2% at May 2013. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 5.5% at May 2014 compared to 6.5% at May 2013. A local economic outlook survey of business owners for our market area published in the December 2013 quarter points to expectations of an improving local economy with some businesses considering a local capital expansion, although an overall economic rebound is considered further out in the future towards the end of 2014.

At June 30, 2014, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 33% of all nonperforming assets compared to 20% of nonperforming assets at December 31, 2013. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status. During the six months ended June 30, 2014, there were two loans added to the large nonperforming assets table, including $1,075 residential jumbo mortgage loan and the $959 unguaranteed portion of a USDA guaranteed loan, discussed previously.

Index

Table 10: Largest Nonperforming Assets at June 30, 2014 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Single family residential home first mortgage	Nonaccrual	$1,075	$528
Timber byproduct processing equipment and receivables	Nonaccrual	959	453
Owner occupied commercial office and residential rentals	Nonaccrual	711	157
Owner occupied cabinetry contractor real estate and equipment	Nonaccrual	707	280
Owner occupied multi use, multi-tenant professional building	Nonaccrual	625	92

Total listed nonperforming assets		$4,077	$1,510
Total bank wide nonperforming assets		$12,172	$2,614
Listed assets as a percent of total nonperforming assets		33%	58%

Table 11: Largest Nonperforming Assets at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Nonaccrual	$731	$304
Owner occupied multi use, multi-tenant real estate	Nonaccrual	658	107
Owner occupied commercial office and residential rentals	Nonaccrual	642	51

Total listed nonperforming assets		$2,031	$462
Total bank wide nonperforming assets		$10,389	$1,936
Listed assets as a percent of total nonperforming assets		20%	24%

In addition to nonperforming loans, we have classified certain performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. At June 30, 2014, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table. During the June 2014 quarter, a new $2,574 commercial loan guaranteed by the USDA as discussed previously was added to the large impaired loan list at June 30, 2014.

Table 12: Largest Performing, but Impaired Loans at June 30, 2014 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$2,845	$—
Timber byproduct processing real estate and transportation equipment	Impaired	2,574
Owner occupied light manufacturing facility and equipment	Impaired	1,700	—
Owner occupied cabinetry contractor real estate and equipment	Impaired	723	—

Total listed performing, but impaired loans		$7,842	$—
Total performing, but impaired loans		$9,436	$90
Listed assets as a percent of total performing, but impaired loans		83%	0%

Index

Table 13: Largest Performing, but Impaired Loans at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$3,090	$—
Owner occupied light manufacturing facility and equipment	Impaired	1,725	—
Owner occupied cabinetry contractor real estate and equipment	Impaired	700	—

Total listed performing, but impaired loans		$5,515	$—
Total performing, but impaired loans		$7,136	$172
Listed assets as a percent of total performing, but impaired loans		77%	0%

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

Due to improving general credit trends within its portfolio and a slowly improving local economy, our provision for loan losses during the quarter and six months ended June 30, 2014 respectively was $140 and $280, a decline from the $352 and $675 recorded during the quarter and six months ended June 30, 2013, respectively. A reduction in total credit costs, including the provision for loan losses and loss on foreclosed assets, has been an important sustainer of income during 2014 offsetting significant declines in mortgage banking revenue. Total credit costs were $178 and $496 during the quarters ended June 30, 2014 and 2013, respectively, a reduction of $318, or 64.1% during 2014. Likewise, total credit costs were $354 and $825 during the six months ended June 30, 2014 and 2013, respectively, a reduction of $471, or 57.1%. At June 30, 2014, the allowance for loan losses was $6,929, or 1.31% of total loans (64% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

Provision for loan losses during the September 2014 quarter may increase from that recorded during the June 2014 quarter due to potential loan growth, although the provision will be significantly less than the $3,340 provision for loan losses recorded during the September 2013 quarter on identification of a large grain commodities dealer inventory loan associated with a large fraud impacting several banks as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. Future provisions are also impacted by the actual amount of newly impaired and other problem loans identified by internal procedures or regulatory agencies which are not yet known.

Table 14: Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Allowance for loan losses at beginning	$6,882	$7,434	$6,783	$7,431

Provision for loan losses	140	352	280	675
Recoveries on loans previously charged-off	4	6	12	14
Loans charged off	(97)	(152)	(146)	(480)

Allowance for loan losses at end	$6,929	$7,640	$6,929	$7,640

Net loan charge-offs totaled $93 during the June 2014 quarters (.07% of average loans on an annualized basis) compared to $146 during the June 2013 quarter (.12 of average loans). Net loan charge-offs totaled $134 during the six months ended June 30, 2014 (.05% of average loans) compared to $466 during the six months ended June 30, 2013 (.19% of average loans).

The largest loan charge-off during the six months ended June 2014 was a non-owner occupied residential mortgage made to a low income housing owner totaling $63, representing 47% of all charged-off loan principal.

Three unrelated credit relationships including a commercial loan, a non-owner occupied single family residential mortgage loan, and an owner occupied single family residential mortgage loan totaling $292 were charged off year to date through June 30, 2013, representing 63% of all charged-off loan principal.

Index

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Total assets were $726,541 at June 30, 2014 compared to $711,541at December 31, 2013, up $15,000, or 2.1%, due to an increase in net loans receivable of $11,944, up 2.3%. The loan increase included $21,468 of purchased Northwoods branch loans held at June 30, 2014, offset by a $9,524 decline in existing market loans year to date. The organic loan decline was led by an $8,300 payoff from a multi-family housing developer who refinanced into permanent low fixed rate financing but who continues to maintain lending relationships with PSB. In addition, a $10,962 increase in investment securities was funded by a $10,592 decline in cash and cash equivalents during the six months ended June 30, 2014.

Total local deposits increased $22,760 year to date due to $37,982 in purchased Northwoods branch deposits retained at June 30, 2014 with other existing market deposits declining $15,222, or 2.9% since January 1, 2014, including a $12,373 decline in seasonal government tax deposits. In addition to funding loan growth, the increase in total deposits was used to repay $9,565 of wholesale funding year to date. Wholesale funding (including federal funds purchased, brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $99,343 (13.7% of total assets) at June 30, 2014 compared to $108,908 (15.3% of total assets) at December 31, 2013.

During the upcoming September 2014 quarter, total loans are expected to increase modestly from growth in residential mortgage loans retained on the balance sheet in addition to commercial related loan growth. Loan growth is expected to be funded by a mix of new wholesale funding, local certificate of deposit growth, and existing cash and cash equivalents.

Changes in assets during the three months and six months ended June 30, 2014 are listed in Table 15 below.

Table 15: Change in Balance Sheet Assets Composition

	Three months ended		Six months ended
Increase (decrease) in assets ($000s)	June 30, 2014		June 30, 2014
	$	%	$	%

Commercial real estate mortgage loans	$13,799	6.5%	$3,005	1.3%
Residential real estate mortgage and home equity loans	12,807	8.2%	11,142	7.0%
Commercial, industrial and agricultural loans	6,544	5.4%	(2,227)	-1.7%
Other assets (various categories)	1,638	5.3%	1,274	4.1%
Investment securities	(54)	0.0%	10,962	8.2%
Bank certificates of deposit	(252)	-6.4%	1,436	64.2%
Cash and cash equivalents	(1,690)	-7.5%	(10,592)	-33.6%

Total increase (decrease) in assets	$32,792	4.7%	$15,000	2.1%

A significant portion of the increase in loans during the three months ended June 30, 2014 came from the acquisition of the Northwoods Rhinelander branch, which increased commercial real estate mortgages by $7,753 (56% of the quarterly increase), increased residential real estate mortgages and related loans by $12,215 (95% of the quarterly increase), and increased commercial and related loans by $1,207 (18% of the quarterly increase).

During the six months ended June 30, 2014, the increase in investment securities included an additional $10,357 investment in federal agency issued residential mortgage backed securities purchased at a slight discount to par value with a weighted average purchased yield of 2.80% and an expected average principal life of 5.4 years under current interest rate levels. These securities are subject to extension of principal payments in a rising rate scenario with average principal life increasing up to 7.2 years in connection with a significant increase in interest rates such as the 10 year U.S. Treasury rate. The majority of the purchased mortgage backed securities were represented by fully amortizing 15 year residential mortgage collateral. While the purchase is expected to increase 2014 net income by approximately $40 per quarter, the purchase was made with existing overnight funds and slightly increased our interest rate risk position in future years.

Index

Changes in net assets during the three months and six months ended June 30, 2014, impacted funding sources as listed in Table 16 below.

Table 16: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Six months ended
Increase (decrease) in liabilities and equity ($000s)	June 30, 2014		June 30, 2014
	$	%	$	%

Core deposits (including MMDA)	$21,774	4.7%	$14,933	3.2%
Retail certificates of deposit > $100	9,794	22.0%	7,827	16.9%
Other borrowings	2,140	10.5%	2,118	10.4%
Stockholders’ equity	1,004	1.7%	2,528	4.5%
Other liabilities and debt (various categories)	862	6.3%	(302)	-2.0%
Wholesale and national deposits	(542)	-1.0%	(1,934)	-3.4%
FHLB advances	(2,240)	-7.4%	(10,170)	-26.7%

Total increase (decrease) in liabilities and stockholders’ equity	$32,792	4.7%	$15,000	2.1%

Loans Receivable

Table 17: Period-End Loan Composition

	June 30,		June 30,		December 31, 2013
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2014	2013	2014	2013	Dollars	of total

Commercial, industrial and agricultural	$127,993	$131,243	24.2%	25.6%	$130,220	25.2%
Commercial real estate mortgage	227,604	221,592	43.0%	43.1%	224,599	43.5%
Residential real estate mortgage	146,564	135,627	27.7%	26.4%	137,600	26.6%
Residential real estate loans held for sale	—	132	0.0%	0.0%	150	0.0%
Consumer home equity	23,005	20,618	4.4%	4.0%	20,677	4.0%
Consumer and installment	3,587	4,403	0.7%	0.9%	3,567	0.7%

Totals	$528,753	$513,615	100.0%	100.0%	$516,813	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 67% of total loans as shown in the Table above at June 30, 2014 and 69% of total loans at December 31, 2013. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

Following a March 2014 quarter characterized by a $19,565 decline in commercial related loans receivable, total loans increased $33,530 (6.8%) during the June 2014 quarter, from $21,468 of purchased Northwoods Rhinelander loans held at June 30, 2014 and $12,062 of existing market organic growth, up 2.4% from March 31, 2014. Factors contributing to the organic loan balance changes during the six months ended June 30, 2014 are listed below:

•	Commercial real estate loans declined $8,288 during the March 2014 quarter from the refinance of a multi-family housing development loan with a national lender at low long-term fixed interest rates. We continue to serve as the lender for this developer during the construction and development periods and continue to have ongoing lending relationships for this purpose totaling $2,306 at June 30, 2014.

•	At June 30, 2014, we had $49.5 million of combined line of credit commitments to our seven largest line of credit customers. Most of these lines are used to manage seasonal business factors and fluctuate in balance during the year. These seven customers increased their drawn balances by $1,834 during the June 2014 quarter after reducing their lines $4,663 during the March 2014 quarter. Year to date, usage of these large lines of credit is down $2,829 since December 31, 2013 and totaled $13,768 at June 30, 2014. This activity reduced commercial and industrial loans at June 30, 2014 compared to December 31, 2013.

•	During the six months ended June 30, 2014 total participation loans purchased decreased $673, from $27,404 at December 31, 2013 to $26,731 at June 30, 2014. At the beginning of 2014, participation purchased loans included $5,547 of purchased loans from a Wisconsin community bank lead lender collateralized by out of market mobile home park real estate. During the March 2014 quarter, this position declined $2,130 when the loan was refinanced with another lender on a long-term basis. During the June 2014 quarter, we repurchased $1,563 of similar loans from the same Wisconsin lender. Together, during the six months ended June 30, 2014, this position in mobile home park purchased real estate loans declined $567, to $4,980 held at June 30, 2014, accounting for the majority of change in purchased participation loans during 2014 year to date.

Index

•	Separate from the purchased Northwoods Rhinelander branch loans and the other loan changes discussed above, all other loans increased $2,262 during the six months ended June 30, 2014 from commercial related lending activity for a variety of factors.

During the upcoming September 2014 quarter, we expect to experience modest additional organic net loan growth from increased seasonal use of commercial lines of credit, new commercial real estate loans both within and out of our markets, and commercial equipment lending.

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

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 75.5% of total assets at June 30, 2014, compared to 73.9% of total assets at December 31, 2013 and 68.6% of total assets at June 30, 2013. This percentage increased compared to the prior year periods due to the purchase of the Northwoods Rhinelander branch deposits in April 2014 as well as continued pay down of wholesale funding.

Table 18: Period-end Deposit Composition

	June 30,				December 31,
(dollars in thousands)	2014		2013		2013
	$	%	$	%	$	%

Non-interest bearing demand	$99,816	16.7%	$84,262	15.8%	$102,644	17.8%
Interest-bearing demand and savings	175,248	29.3%	168,018	31.6%	176,427	30.5%
Money market deposits	140,141	23.4%	116,300	21.9%	136,797	23.7%
Retail and local time deposits less than $100	73,493	12.3%	59,640	11.2%	57,897	10.0%

Total core deposits	488,698	81.7%	428,220	80.5%	473,765	82.0%
Retail and local time deposits $100 and over	54,217	9.1%	42,899	8.1%	46,390	8.1%
Broker and national time deposits less than $100	198	0.0%	542	0.1%	542	0.1%
Broker and national time deposits $100 and over	55,227	9.2%	60,071	11.3%	56,817	9.8%

Totals	$598,340	100.0%	$531,732	100.0%	$577,514	100.0%

Total deposits increased $20,826, or 3.6%, to $598,340 at June 30, 2014 compared to $577,514 at December 31, 2013. The majority of the increase was from the purchase of the Northwoods Rhinelander branch, which included $37,982 of deposits at June 30, 2014. Other deposits declined $17,156, or 3.0% of total deposits at June 30, 2014 compared to December 31, 2013. The decline included a $1,934 reduction in brokered and national certificates of deposit, and a $15,222 decline in local deposits. The local deposit decline was led by a reduction of $12,373 in seasonal municipal tax deposits since December 31, 2013.

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

Index

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 7.6%, 8.1%, and 8.7% at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. Limited loan growth and the purchase of the Northwoods Rhinelander branch during April 2014 have provided local deposits used to regularly repay maturing brokered deposits and other wholesale funding for the past several quarters, reducing the ratio of brokered deposits to total assets. However, during the September quarter, we expect to utilize wholesale funding, including brokered deposits, to fund expected loan growth to the extent such growth is not supported by local deposit growth. The ratio of wholesale funding to total assets may increase during the remainder of 2014. Beyond the use of brokered and national time deposits, secondary wholesale sources also include federal funds purchased, FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 19: Summary of Balance by Significant Deposit Source

	June 30,		December 31,
(dollars in thousands)	2014	2013	2013

Total time deposits $100 and over	$109,444	$102,970	$103,207
Total broker and national deposits	55,425	60,613	57,359
Total retail and local time deposits	127,710	102,539	104,287
Core deposits, including money market deposits	488,698	428,220	473,765

Table 20: June 30, 2014 Change in Deposit Balance since Period Ended:

	June 30, 2013		December 31, 2013
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$6,474	6.3%	$6,237	6.0%
Total broker and national deposits	(5,188)	-8.6%	(1,934)	-3.4%
Total retail and local time deposits	25,171	24.5%	23,423	22.5%
Core deposits, including money market deposits	60,478	14.1%	14,933	3.2%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 21 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of June 30, 2014 and December 31, 2013. Currently unused but available funding sources at June 30, 2014 are considered sufficient to fund anticipated asset growth and meet contingency funding needs during the next several quarters. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 21 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Index

Table 21: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 22 summarizes the availability of various wholesale funding sources at June 30, 2014, and December 31, 2013.

Table 22: Available but Unused Funding Sources other than Retail Deposits

	June 30, 2014		December 31, 2013
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$25,461	$2,539	$28,000	$—
Federal Reserve discount window advances	81,970	—	89,875	—
FHLB advances under blanket mortgage lien	71,763	27,879	54,944	38,049
Repurchase agreements and other FHLB advances	48,833	20,020	35,822	20,441
Wholesale and national deposits	89,883	55,425	84,949	57,359
Holding company secured line of credit	3,000	—	3,000	—

Totals	$320,910	$105,863	$296,590	$115,849

Funding as a percent of total assets	44.2%	14.6%	41.7%	16.3%
Percentage of gross available funding used at period-end	n/a	24.8%	n/a	28.1%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

June 30, 2014 compared to December 31, 2013

Overnight federal funds purchased

Our maximum federal funds purchased availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 15% at June 30, 2014 and 13% at December 31, 2013, and less than the 40% benchmark used by Bankers’ Bank.

Index

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. At June 30, 2014 and December 31, 2013, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $81,970 at June 30, 2014 compared to $89,875 at December 31, 2013 based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the six months ended June 30, 2014 or during 2013.

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

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,556 capital stock investment, total FHLB advances in excess of $51,124 require us to purchase additional FHLB stock equal to 5% of the advance amount. At June 30, 2014, $15,823 of advances were available from the FHLB without the purchase of additional FHLB stock. Further advances of the remaining $55,940 available at June 30, 2014 would have required us to purchase additional FHLB stock totaling $2,797. FHLB stock currently pays an annualized dividend of .50% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

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

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at June 30, 2014 or December 31, 2013.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At June 30, 2014, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $5,520 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2013, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $5,441 were overnight repurchase agreements with local customers.

Index

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At June 30, 2014, $48,833 of additional FHLB advances were available based on pledging of securities if an additional $2,442 of member capital stock were purchased. At December 31, 2013, $35,822 of additional FHLB advances were available based on pledging of securities if an additional $1,791 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $89,883 at June 30, 2014 and $84,949 at December 31, 2013. Brokered and national certificates were 7.6% of total assets at June 30, 2014 and 8.1% at December 31, 2013. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding.

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

Holding company line of credit

We maintained a $3,000 line of credit secured by a pledge of our bank subsidiary common stock with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at June 30, 2014 and December 31, 2013. No amounts were drawn on the line at June 30, 2014 or December 31, 2013. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $1,500 of debt financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We are subject to financial covenants associated with the line which require our bank subsidiary to:

•	Maintain Tier 1 leverage, Tier 1 risk based capital, and Tier 2 risk based capital ratios above 8%, 10%, and 12%, respectively.
•	Maintain nonperforming assets (excluding accruing troubled debt restructured loans) as a percentage of tangible equity plus the allowance for loan losses to less than 20%.
•	Maintain an allowance for loan losses no less than 70% of nonperforming loans (excluding accruing troubled debt restructured loans).

At June 30, 2014 and December 31, 2013, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2014.

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

No Risk Level triggers were exceeded at June 30, 2014 or December 31, 2013 and no liquidity stress levels were considered to exist at those dates.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 14.8% and 11.6% at June 30, 2014 and December 31, 2013, respectively. Basic surplus increased since December 31, 2013 as excess cash and cash equivalent funds from loan pay downs were used to repay maturing FHLB advances, increasing FHLB borrowing capacity during the quarter.

Index

CAPITAL RESOURCES

During the six months ended June 30, 2014, stockholders’ equity increased $2,528, or 4.5%, primarily from $2,187 in retained net income net of $666 of cash dividends declared. Tangible net book value per share at June 30, 2014 was $35.56 compared to $34.36 at December 31, 2013, and increase of 3.5%. The stockholders’ equity ratio declined at June 30, 2014 to 8.16% compared to 8.40% at March 31, 2014, but increased compared to 7.98% at December 31, 2013. The decline in the equity ratio since March 31, 2014 was due to the purchased of the Northwoods branch which added approximately $41 million of assets at the acquisition date without the issuance of additional equity capital. On the purchase of the Northwoods Rhinelander, Wisconsin branch, we recorded $344 of core deposit intangible assets and goodwill, which reduced tangible net book value by $.21 per share at the acquisition date. At June 30, 2014, $321 of these intangibles remain with the core deposit intangible to be amortized over five years using a double declining balance method.

For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2014 and December 31, 2013, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 23 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

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

We did not repurchase any shares of our common stock during the six months ended June 30, 2014. However, we purchased 10,030 shares of our common stock on the open market at a price of $26.78 per share during the six months ended June 30, 2013. For a community bank such as us, the cost of capital remains very high, particularly related to issue of new common stock as our current stock price is valued at less than our net book value per share. In addition, many sources of previously low cost capital such as pooled trust preferred offerings are no longer available. In addition, new regulatory capital rules become effective for us on January 1, 2015 which are expected to decrease existing capital ratios. The priority use of excess capital is to support continued growth through acquisition activities as such opportunities become available. However, we continue to maintain a quarterly program to repurchase up to 10,000 shares of our common stock on the open market at prevailing prices.

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

Index

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

Table 23: Capital Ratios – PSB Holdings, Inc. – Consolidated

	June 30,		December 31,
(dollars in thousands)	2014	2013	2013

Stockholders’ equity	$59,281	$56,222	$56,753
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(170)	(160)	(170)
Disallowed other intangible assets	(321)	—	—
Accumulated other comprehensive ( income) loss	(564)	(821)	(349)

Tier 1 regulatory capital	65,726	62,741	63,734
Allowance for loan losses	6,386	6,323	6,314

Total regulatory capital	$72,112	$69,064	$70,048

Total quarterly average assets (as defined by current regulations)	$716,393	$687,646	$704,448
Disallowed mortgage servicing right assets	(170)	(160)	(170)
Disallowed other intangible assets	(321)	—	—
Accumulated other comprehensive (income) loss	(1,337)	(1,827)	(1,017)

Quarterly average tangible assets (as defined by current regulations)	$714,565	$685,659	$703,261

Risk-weighted assets (as defined by current regulations)	$510,271	$504,447	$504,561

Tier 1 capital to average tangible assets (leverage ratio)	9.20%	9.15%	9.06%
Tier 1 capital to risk-weighted assets	12.88%	12.44%	12.63%
Total capital to risk-weighted assets	14.13%	13.69%	13.88%

Table 24: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.44%	9.63%	9.39%
Tier 1 capital to risk-weighted assets	13.24%	13.10%	13.10%
Total capital to risk-weighted assets	14.49%	14.36%	14.35%

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

Index

Table: 25: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2014	2014	2013	2013	2013

Total nonperforming assets	$12,172	$10,323	$10,389	$10,285	$11,050

Total stockholders’ equity	$59,281	$58,277	$56,753	$56,012	$56,222
Less: Mortgage servicing rights, net (intangible assets)	(1,698)	(1,707)	(1,696)	(1,662)	(1,604)
Less: Goodwill and other intangible assets	(321)	—	—	—	—
Add: Allowance for loan losses	6,929	6,882	6,783	7,126	7,640

Total tangible common stockholders’ equity and reserves	$64,191	$63,452	$61,840	$61,476	$62,258

Total nonperforming assets as a percentage of
total tangible common stockholders’ equity and reserves	18.96%	16.27%	16.80%	16.73%	17.75%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to 2009. At June 30, 2014, our credit guarantee covered $20,781 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,517 on foreclosure of loans within this pool. At December 31, 2013, our credit guarantee covered $23,709 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,593 on foreclosure of loans within this pool. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market experiences housing price changes similar to the state of Wisconsin as a whole, and we do not have a significant reliance on vacation homes located in our northern markets. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program. At June 30, 2014, the average remaining first mortgage principal balance for loans on which we provided the credit enhancement was $61.

Ten years after the original pool master commitment date, the FHLB First Loss Account and our Credit Enhancement Guarantee are reset to current levels based on loans remaining in the pool. These factors are further reset every subsequent five years until the pool is repaid. During 2012, a MPF 125 program pool reached its ten year anniversary and the First Loss Account and Credit Enhancement Guarantee associated with that program were reset to the new level shown in Table 26. The next First Loss Account reset date for any individual master commitment containing our Credit Enhancement Guarantee is scheduled for July 2017.

Under bank regulatory capital rules, this recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $864 at June 30, 2014 and December 31, 2013. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 26.

Use of Interest Rate Swap Derivatives

From time to time, we sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loan. There were $13,986 and $14,323 of interest rate swaps associated with customer floating rate commercial loan principal at June 30, 2014 and December 31, 2013, respectively, under the program. When the fixed rate swap is originated with customer, an identical offsetting swap is also entered into by us with a correspondent bank. Refer to Note 9 of the Notes to Consolidated Financial Statements for more information on the program.

Index

We also maintain an interest rate swap to convert floating interest payments on our $7.7 million junior subordinated debentures to a fixed rate which matures during September 2017. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information on this swap, which is designated as a cash flow hedge of interest rate payments.

Residential Mortgage Loan Servicing

We serviced $273,194 and $272,280 of residential real estate loans which have been sold to the FHLB and FNMA at June 30, 2014, and December 31, 2013, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. Mortgage loan servicing fees are an important source of mortgage banking income. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. Provision (credit) for mortgage banking losses from required repurchase was ($2) and $204 during the six months ended June 30, 2014 and 2013, respectively and reduced mortgage banking income for those periods. We have provided a liability of $87 at June 30, 2014 compared to $108 at December 31, 2013 for potential future representation and warranty losses. Actual representation and warranty losses were $19 and $126 during the six months ended June 30, 2014 and 2013, respectively.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of June 30, 2014 and December 31, 2013.

Table 26: Residential Mortgage Loans Serviced for Others as of June 30, 2014 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$7,360	167	5.38%	134	$94	$291	$15	0.21%
FHLB MPF 125	17,288	213	5.75%	84	855	1,226	69	0.40%
FHLB XTRA	176,845	1,428	3.75%	33	n/a	n/a	1,054	0.60%
FNMA	71,701	488	3.50%	178	n/a	n/a	560	0.78%

Totals	$273,194	2,296	3.85%	35	$949	$1,517	$1,698	0.62%

Table 27: Residential Mortgage Loans Serviced for Others as of December 31, 2013 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$8,493	184	5.38%	128	$94	$291	$19	0.22%
FHLB MPF 125	18,748	226	5.75%	81	855	1,302	77	0.41%
FHLB XTRA	185,283	1,472	3.75%	27	n/a	n/a	1,133	0.61%
FNMA	59,756	409	3.50%	15	n/a	n/a	467	0.78%

Totals	$272,280	2,291	3.88%	31	$949	$1,593	$1,696	0.62%

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors referenced in Part I of PSB’s Annual Report on Form 10-K for the year ended December 31, 2013, under the caption “Forward-Looking Statements.” These and other risk factors could materially affect PSB’s business, financial condition, or future results of operations. The risks referenced in PSB’s Annual Report on Form 10-K are not the only risks facing PSB. Additional risks and uncertainties not currently known to PSB or that it currently deems to be immaterial also may materially adversely affect PSB’s business, financial condition, and/or operating results.

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

PSB HOLDINGS, INC.

August 14, 2014	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

Index

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended June 30, 2014

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

-59-