Form 10-Q
period 2014-09-30
PSB HOLDINGS INC /WI/
filed 2014-11-14
CIK 948368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐     No ☒

The number of common shares outstanding at November 1, 2014 was 1,638,157.

PSB HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2014

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2014 (unaudited) and December 31, 2013
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months and Nine Months Ended September 30, 2014 and 2013 (unaudited)	2

		Consolidated Statements of Comprehensive Income
		Three Months and Nine Months Ended September 30, 2014 and 2013 (unaudited)	3

		Consolidated Statements of Changes in Stockholders’ Equity
		Nine Months Ended September 30, 2014 and 2013 (unaudited)	4

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2014 and 2013 (unaudited)	5

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

	Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	59

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

	Item 6.	Exhibits	60

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PSB Holdings, Inc.

Consolidated Balance Sheets

September 30, 2014 unaudited, December 31, 2013 derived from audited financial statements

	September 30,	December 31,
(dollars in thousands, except per share data)	2014	2013
Assets

Cash and due from banks	$9,824	$13,800
Interest-bearing deposits and money market funds	1,820	977
Federal funds sold	1,173	16,745

Cash and cash equivalents	12,817	31,522

Securities available for sale (at fair value)	73,174	61,650
Securities held to maturity (fair value of $71,645 and $71,672 respectively)	70,402	71,629
Bank certificates of deposit	3,424	2,236
Loans held for sale	999	150
Loans receivable, net	533,088	509,880
Accrued interest receivable	2,165	2,076
Foreclosed assets	1,724	1,750
Premises and equipment, net	10,981	9,669
Mortgage servicing rights, net	1,734	1,696
Federal Home Loan Bank stock (at cost)	2,556	2,556
Cash surrender value of bank-owned life insurance	13,127	12,826
Other assets	4,114	3,901

TOTAL ASSETS	$730,305	$711,541

Liabilities

Non-interest-bearing deposits	$109,197	$102,644
Interest-bearing deposits	492,880	474,870

Total deposits	602,077	577,514

Federal Home Loan Bank advances	31,372	38,049
Other borrowings	18,211	20,441
Senior subordinated notes	4,000	4,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	6,305	7,052

Total liabilities	669,697	654,788

Stockholders’ equity

Preferred stock – no par value:
Authorized – 30,000 shares; no shares issued or outstanding	–	–
Common stock – no par value with a stated value of $1 per share:
Authorized – 6,000,000 shares; Issued – 1,830,266 shares
Outstanding – 1,648,157 and 1,651,518 shares, respectively	1,830	1,830
Additional paid-in capital	6,956	6,967
Retained earnings	56,403	52,432
Accumulated other comprehensive income, net of tax	397	349
Treasury stock, at cost – 182,109 and 178,748 shares, respectively	(4,978)	(4,825)

Total stockholders’ equity	60,608	56,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730,305	$711,541

PSB Holdings, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$5,821	$5,865	$16,885	$17,333
Securities:
Taxable	617	509	1,779	1,566
Tax-exempt	377	383	1,132	1,133
Other interest and dividends	18	15	60	56

Total interest and dividend income	6,833	6,772	19,856	20,088

Interest expense:
Deposits	703	738	2,132	2,279
FHLB advances	118	323	534	977
Other borrowings	154	165	464	490
Senior subordinated notes	38	38	113	147
Junior subordinated debentures	86	86	255	255

Total interest expense	1,099	1,350	3,498	4,148

Net interest income	5,734	5,422	16,358	15,940
Provision for loan losses	140	3,340	420	4,015

Net interest income after provision for loan losses	5,594	2,082	15,938	11,925

Noninterest income:
Service fees	448	422	1,223	1,170
Mortgage banking	375	384	965	1,338
Investment and insurance sales commissions	225	204	718	695
Net gain on sale of securities	–	–	–	12
Increase in cash surrender value of life insurance	103	102	302	300
Other noninterest income	330	299	962	834

Total noninterest income	1,481	1,411	4,170	4,349

Noninterest expense:
Salaries and employee benefits	2,489	2,031	7,282	6,609
Occupancy and facilities	454	408	1,361	1,324
Loss on foreclosed assets	47	144	121	294
Data processing and other office operations	503	449	1,732	1,403
Advertising and promotion	82	80	257	234
FDIC insurance premiums	145	100	424	311
Other noninterest expenses	741	605	2,239	1,940

Total noninterest expense	4,461	3,817	13,416	12,115

Income (loss) before provision for income taxes	2,614	(324)	6,692	4,159
Provision (credit) for income taxes	832	(337)	2,057	976

Net income	$1,782	$13	$4,635	$3,183
Basic earnings per share	$1.08	$0.01	$2.80	$1.93
Diluted earnings per share	$1.08	$0.01	$2.80	$1.93

PSB Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands – unaudited)	2014	2013	2014	2013

Net income	$1,782	$13	$4,635	$3,183

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	(165)	(265)	132	(780)

Reclassification adjustment for security gain included in net income	–	–	–	(7)

Accretion (amortization) of unrealized gain included in net income on securities available for sale transferred to securities held to maturity	(50)	16	(152)	(175)

Unrealized gain (loss) on interest rate swap	20	(39)	(17)	45

Reclassification adjustment of interest rate swap settlements included in earnings	28	28	85	84

Other comprehensive income (loss)	(167)	(260)	48	(833)

Comprehensive income (loss)	$1,615	$(247)	$4,683	$2,350

PSB Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2014 - unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2014	$1,830	$6,967	$52,432	$349	$(4,825)	$56,753

Net income			4,635			4,635
Other comprehensive income				48		48
Purchase of treasury stock					(332)	(332)
Issuance of new restricted stock grants		(173)			173	–
Vesting of existing restricted stock grants		162				162
Directors fees paid in grants of stock		–			6	6
Cash dividends declared $.40 per share			(649)			(649)
Cash dividends declared on unvested restricted stock grants			(15)			(15)

Balance September 30, 2014	$1,830	$6,956	$56,403	$397	$(4,978)	$60,608

Nine months ended September 30, 2013 - unaudited

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
(dollars in thousands)	Stock	Capital	Earnings	(Loss)	Stock	Totals

Balance January 1, 2013	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

Net income			$3,183			$3,183
Other comprehensive loss				(833)		(833)
Purchase of treasury stock					(269)	(269)
Issuance of new restricted stock grants		(218)			218	–
Vesting of existing restricted stock grants		128				128
Cash dividends declared $.39 per share			(631)			(631)
Cash dividends declared on unvested restricted stock grants			(13)			(13)

Balance September 30, 2013	$1,830	$6,930	$51,516	$561	$(4,825)	$56,012

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2014 - unaudited

(dollars in thousands – unaudited)	2014	2013

Cash flows from operating activities:

Net income	$4,635	$3,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	1,729	1,956
Provision for loan losses	420	4,015
Deferred net loan origination costs	(314)	(387)
Gain on sale of loans	(688)	(1,152)
Provision for servicing right valuation allowance	5	(240)
Loss on sale of premises and equipment	12	–
Loss on sale of foreclosed assets	19	210
Gain on sale of securities	–	(12)
Increase in cash surrender value of life insurance	(302)	(300)
Changes in operating assets and liabilities:
Accrued interest receivable	(41)	(100)
Other assets	60	1,285
Other liabilities	(667)	(841)

Net cash provided by operating activities	4,868	7,617

PSB Holdings, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2014 – unaudited (continued)

(dollars in thousands – unaudited)	2014	2013

Cash flows from investing activities:

Proceeds from sale and maturities of:
Securities available for sale	12,225	39,084
Securities held to maturity	3,940	4,397
Payment for purchase of:
Securities available for sale	(23,762)	(26,909)
Securities held to maturity	(3,158)	(6,668)
Cash acquired on branch purchase	17,741	–
Proceeds from (purchase of) other investments	(1,188)	1,984
Purchase of FHLB stock	–	(1,088)
Net increase in loans	(3,522)	(42,649)
Capital expenditures	(501)	(191)
Proceeds from sale of premises and equipment	7	–
Proceeds from sale of foreclosed assets	765	698
Purchase of bank-owned life insurance	–	(610)

Net cash provided by (used in) investing activities	2,547	(31,952)

Cash flows from financing activities:

Net increase in non-interest-bearing deposits	2,663	2,322
Net decrease in interest-bearing deposits	(18,880)	(13,466)
Net increase (decrease) in FHLB advances	(6,677)	8,000
Net decrease in other borrowings	(2,230)	(375)
Repayment of senior subordinated notes	–	(3,000)
Dividends declared	(664)	(644)
Purchase of treasury stock	(332)	(269)

Net cash used in financing activities	(26,120)	(7,432)

Net decrease in cash and cash equivalents	(18,705)	(31,767)
Cash and cash equivalents at beginning	31,522	48,847

Cash and cash equivalents at end	$12,817	$17,080

Supplemental cash flow information:

Cash paid during the period for:
Interest	$3,564	$4,304
Income taxes	1,880	694

Noncash investing and financing activities:

Loans charged off	$810	$4,366
Loans transferred to foreclosed assets	801	947
Loans originated on sale of foreclosed assets	43	207
Issuance of unvested restricted stock grants at fair value	200	210
Vesting of restricted stock grants	162	128

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

NOTE 2 – PURCHASE OF NORTHWOODS NATIONAL BANK, RHINELANDER BRANCH, OF THE BARABOO NATIONAL BANK

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

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value

Securities available for sale

U.S. agency issued residential mortgage-backed securities	$41,198	$562	$257	$41,503
U.S. agency issued residential collateralized mortgage obligations	30,726	342	424	30,644
Privately issued residential collateralized mortgage obligations	29	1		30
Nonrated SBA loan fund	950	–	–	950
Other equity securities	47	–	–	47

Totals	$72,950	$905	$681	$73,174

Securities held to maturity

Obligations of states and political subdivisions	$68,464	$1,572	$208	$69,828
Nonrated trust preferred securities	1,538	29	154	1,413
Nonrated senior subordinated notes	400	4		404

Totals	$70,402	$1,605	$362	$71,645

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,001	$–	$2	$999
U.S. agency issued residential mortgage-backed securities	21,388	522	424	21,486
U.S. agency issued residential collateralized mortgage obligations	37,998	482	576	37,904
Privately issued residential collateralized mortgage obligations	102	3	–	105
Obligations of states and political subdivisions	159	–	–	159
Nonrated SBA loan fund	950	–	–	950
Other equity securities	47	–	–	47

Totals	$61,645	$1,007	$1,002	$61,650

Securities held to maturity

Obligations of states and political subdivisions	$69,704	$1,059	$887	$69,876
Nonrated trust preferred securities	1,524	30	165	1,389
Nonrated senior subordinated notes	401	6	–	407

Totals	$71,629	$1,095	$1,052	$71,672

Securities with a fair value of $49,500 and $47,593 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During the quarter ended March 31, 2014, PSB realized a net gain of $0 from proceeds totaling $262 on the sale of securities available for sale. During the quarter ended March 31, 2013, PSB realized a net gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There were no other sales of securities during the nine month periods ended September 30, 2014 and 2013.

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

The composition of loans categorized by the type of the loan, is as follows:

	September 30, 2014	December 31, 2013

Commercial, industrial, and municipal	$138,999	$130,220
Commercial real estate mortgage	207,477	212,850
Commercial construction and development	31,943	13,672
Residential real estate mortgage	129,286	123,980
Residential construction and development	17,254	18,277
Residential real estate home equity	23,570	20,677
Consumer and individual	3,448	3,567

Subtotals – Gross loans	551,977	523,243
Loans in process of disbursement	(12,776)	(6,895)

Subtotals – Disbursed loans	539,201	516,348
Net deferred loan costs	311	315
Allowance for loan losses	(6,424)	(6,783)

Net loans receivable	$533,088	$509,880

The following is a summary of information pertaining to impaired loans at period-end:

	September 30, 2014	December 31, 2013

Impaired loans without a valuation allowance	$9,042	$9,303
Impaired loans with a valuation allowance	10,298	6,472

Total impaired loans before valuation allowances	19,340	15,775
Valuation allowance related to impaired loans	2,283	2,108

Net impaired loans	$17,057	$13,667

Activity in the allowance for loans losses during the nine months ended September 30, 2014 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$2,828	$2,653	$1,223	$79	$–	$6,783
Provision (credit)	(455)	(241)	1,116	–	–	420
Recoveries	6	–	18	7	–	31
Charge offs	(99)	–	(692)	(19)	–	(810)

Ending balance	$2,280	$2,412	$1,665	$67	$–	$6,424

Activity in the allowance for loans losses during the nine months ended September 30, 2013 follows:

Allowance for loan losses:	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Beginning Balance	$3,014	$2,803	$1,511	$103	$–	$7,431
Provision	3,553	226	198	38	–	4,015
Recoveries	2	30	3	11	–	46
Charge offs	(3,568)	(174)	(574)	(50)	–	(4,366)

Ending balance	$3,001	$2,885	$1,138	$102	$–	$7,126

The following tables provide other information regarding the allowance for loan losses and balances by type of allowance methodology.

	At September 30, 2014
		Commercial	Residential
Allowance for loan losses:	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Individually evaluated for impairment	$1,233	$519	$522	$9	$–	$2,283
Collectively evaluated for impairment	1,047	1,893	1,143	58	–	4,141

Total allowance for loan losses	$2,280	$2,412	$1,665	$67	$–	$6,424

Loans receivable (gross):

Individually evaluated for impairment	$10,965	$5,277	$3,089	$9	$–	$19,340
Collectively evaluated for impairment	128,034	234,143	167,021	3,439	–	532,637

Total loans receivable (gross)	$138,999	$239,420	$170,110	$3,448	$–	$551,977

	At December 31, 2013
		Commercial	Residential
Allowance for loan losses:	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Individually evaluated for impairment	$1,167	$695	$228	$18	$–	$2,108
Collectively evaluated for impairment	1,661	1,958	995	61	–	4,675

Total allowance for loan losses	$2,828	$2,653	$1,223	$79	$–	$6,783

Loans receivable (gross):

Individually evaluated for impairment	$8,102	$5,527	$2,129	$17	$–	$15,775
Collectively evaluated for impairment	122,118	220,995	160,805	3,550	–	507,468

Total loans receivable (gross)	$130,220	$226,522	$162,934	$3,567	$–	$523,243

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

The commercial credit exposure based on internally assigned credit grade at September 30, 2014, follows:

		Commercial	Construction &
	Commercial	Real Estate	Development	Agricultural	Government	Total

High quality (risk rating 1)	$197	$–	$–	$–	$–	$197
Minimal risk (2)	32,034	19,535	298	1,718	65	53,650
Average risk (3)	49,742	127,406	26,888	3,100	6,526	213,662
Acceptable risk (4)	30,552	47,617	3,098	580	301	82,148
Watch risk (5)	2,500	7,306	1,527	11	–	11,344
Substandard risk (6)	708	468	–	–	–	1,176
Impaired loans (7)	7,996	5,145	132	124	2,845	16,242

Total	$123,729	$207,477	$31,943	$5,533	$9,737	$378,419

The commercial credit exposure based on internally assigned credit grade at December 31, 2013, follows:

		Commercial	Construction &
	Commercial	Real Estate	Development	Agricultural	Government	Total

High quality (risk rating 1)	$44	$–	$–	$–	$–	$44
Minimal risk (2)	24,085	19,249	120	1,115	78	44,647
Average risk (3)	51,745	145,673	8,863	2,563	6,512	215,356
Acceptable risk (4)	26,395	34,154	2,917	424	357	64,247
Watch risk (5)	8,146	7,572	1,632	–	–	17,350
Substandard risk (6)	654	815	–	–	–	1,469
Impaired loans (7)	4,860	5,387	140	152	3,090	13,629

Total	$115,929	$212,850	$13,672	$4,254	$10,037	$356,742

The consumer credit exposure based on payment activity and internally assigned credit grade at September 30, 2014, follows:

	Residential-	Construction and	Residential-
	Prime	Development	HELOC	Consumer	Total

Performing	$127,076	$16,756	$23,189	$3,439	$170,460
Impaired loans	2,210	498	381	9	3,098

Total	$129,286	$17,254	$23,570	$3,448	$173,558

The consumer credit exposure based on payment activity and internally assigned credit grade at December 31, 2013, follows:

	Residential-	Construction and	Residential-
	Prime	Development	HELOC	Consumer	Total

Performing	$122,408	$18,230	$20,167	$3,550	$164,355
Impaired loans	1,572	47	510	17	2,146

Total	$123,980	$18,277	$20,677	$3,567	$166,501

The payment age analysis of loans receivable disbursed at September 30, 2014, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$350	$67	$555	$972	$122,757	$123,729	$–
Agricultural	7	–	124	131	5,402	5,533	–
Government	–	–	–	–	9,737	9,737	–

Commercial real estate:

Commercial real estate	655	32	625	1,312	206,165	207,477	–
Commercial construction and development	–	–	16	16	20,962	20,978	–

Residential real estate:

Residential – Prime	13	391	962	1,366	127,920	129,286	–
Residential – HELOC	218	41	124	383	23,187	23,570	–
Residential – construction and development	114	37	118	269	15,174	15,443	–

Consumer	4	5	2	11	3,437	3,448	–

Total	$1,361	$573	$2,526	$4,460	$534,741	$539,201	$–

The payment age analysis of loans receivable disbursed at December 31, 2013, follows:

	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:

Commercial and industrial	$297	$57	$610	$964	$114,965	$115,929	$–
Agricultural	–	–	152	152	4,102	4,254	–
Government	–	–	–	–	10,037	10,037	–

Commercial real estate:

Commercial real estate	376	547	1,276	2,199	210,651	212,850	–
Commercial construction and development	–	–	–	–	11,434	11,434	–

Residential real estate:

Residential – prime	369	87	335	791	123,189	123,980	–
Residential – HELOC	45	14	314	373	20,304	20,677	–
Residential – construction and development	37	–	–	37	13,583	13,620	–

Consumer	2	10	9	21	3,546	3,567	–

Total	$1,126	$715	$2,696	$4,537	$511,811	$516,348	$–

Impaired loans as of September 30, 2014, and during the year to date period then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized
With no related allowance recorded:

Commercial & industrial	$2,505	$–	$2,456	$2,659	$164
Commercial real estate	2,615	–	2,389	2,383	55
Government	2,845	–	2,845	2,968	72
Residential – prime	1,289	–	1,197	1,032	23
Residential – HELOC	155	–	155	133	4

With an allowance recorded:

Commercial & industrial	$5,809	$1,194	$5,540	$3,770	$128
Commercial real estate	3,058	497	2,756	2,884	5
Commercial construction & development	135	22	132	136	5
Agricultural	127	39	124	138	–
Residential – prime	1,518	232	1,013	859	16
Residential – HELOC	250	118	226	313	–
Residential construction & development	505	172	498	273	1
Consumer	10	9	9	14	–

Totals:

Commercial & industrial	$8,314	$1,194	$7,996	$6,429	$292
Commercial real estate	5,673	497	5,145	5,267	60
Commercial construction & development	135	22	132	136	5
Agricultural	127	39	124	138	–
Government	2,845	–	2,845	2,968	72
Residential – prime	2,807	232	2,210	1,891	39
Residential – HELOC	405	118	381	446	4
Residential construction & development	505	172	498	273	1
Consumer	10	9	9	14	–

The impaired loans at December 31, 2013, and during the year then ended, by loan class, follows:

	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized
With no related allowance recorded:

Commercial and industrial	$2,906	$–	$2,861	$2,172	$135
Commercial real estate	2,555	–	2,376	1,740	85
Commercial construction and development	1	–	–	–	–
Government	3,090	–	3,090	1,545	150
Residential – Prime	979	–	866	845	14
Residential – HELOC	110	–	110	55	3

With an allowance recorded:

Commercial and industrial	$2,231	$1,112	$1,999	$2,813	$43
Commercial real estate	3,143	621	3,011	2,955	81
Commercial construction and development	142	74	140	171	8
Agricultural	152	55	152	153	–
Residential – Prime	749	101	706	1,085	9
Residential – HELOC	412	119	400	453	5
Residential construction and development	49	8	47	100	1
Consumer	19	18	17	22	–

Totals:

Commercial and industrial	$5,137	$1,112	$4,860	$4,985	$178
Commercial real estate	5,698	621	5,387	4,695	166
Commercial construction and development	143	74	140	171	8
Agricultural	152	55	152	153	–
Government	3,090	–	3,090	1,545	150
Residential – Prime	1,728	101	1,572	1,930	23
Residential – HELOC	522	119	510	508	8
Residential construction and development	49	8	47	100	1
Consumer	19	18	17	22	–

Loans on nonaccrual status at period-end, follows:

	September 30, 2014	December 31, 2013

Commercial:

Commercial and industrial	$2,737	$1,575
Agricultural	124	152

Commercial real estate:

Commercial real estate	3,608	4,103
Commercial construction and development	16	17

Residential real estate:

Residential – prime	1,317	1,059
Residential – HELOC	242	387
Residential construction and development	482	30

Consumer	9	17

Total	$8,535	$7,340

During the quarter and nine months ended September 30, 2014, the contracts identified below were modified to capitalize unpaid property taxes or interest, convert amortizing payments to interest only payments, or to extend payment amortization periods, and were categorized as troubled debt restructurings. During the quarter and nine months ended September 30, 2013, the contracts identified below were modified to capitalize unpaid property taxes, convert amortizing payments to interest only payments, extend the amortization period, or lower the interest rate. Specific loan reserves maintained in connection with loans restructured during the nine months September 30 totaled $546 at September 30, 2014, and $165 at September 30, 2013. All modified or restructured loans are classified as impaired loans. Recorded investment as presented in the tables below concerning modified loans represents principal outstanding before specific reserves.

The following table presents information concerning modifications of troubled debt made during the quarter ended September 30, 2014:

	Number of	Pre-modification outstanding recorded	Post-modification outstanding recorded investment at
As of September 30, 2014 ($000s)	contracts	investment	period-end

Commercial real estate	2	$376	$339

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2014:

	Number of	Pre-modification outstanding recorded	Post-modification outstanding recorded investment at
As of September 30, 2014 ($000s)	contracts	investment	period-end

Commercial & industrial	5	$1,252	$1,198
Commercial real estate	3	$866	$786
Residential real estate – prime	2	$309	$183

The following table presents information concerning modifications of troubled debt made during the quarter ended September 30, 2013:

	Number of	Pre-modification outstanding recorded	Post-modification outstanding recorded investment at
As of September 30, 2013 ($000s)	contracts	investment	period-end

Commercial & industrial	1	$75	$75
Commercial real estate	1	$82	$81
Residential real estate – prime	4	$777	$774

The following table presents information concerning modifications of troubled debt made during the nine months ended September 30, 2013:

	Number of	Pre-modification outstanding recorded	Post-modification outstanding recorded investment at
As of September 30, 2013 ($000s)	contracts	investment	period-end

Commercial & industrial	4	$471	$369
Commercial real estate	3	$303	$288
Residential real estate – prime	5	$867	$862

The following table outlines past troubled debt restructurings that subsequently defaulted within twelve months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

	Number of	Recorded
Default during the quarter ended September 30, 2014 ($000s)	contracts	investment

Commercial and industrial	2	$255
Commercial real estate	1	$102

	Number of	Recorded
Default during the nine months ended September 30, 2014 ($000s)	contracts	investment

Commercial and industrial	3	$255
Commercial real estate	3	$102
Residential real estate – prime	2	$–

	Number of	Recorded
Default during the quarter ended September 30, 2013 ($000s)	contracts	investment

Commercial and industrial	1	$172

	Number of	Recorded
Default during the nine months ended September 30, 2013 ($000s)	contracts	investment

Commercial and industrial	1	$172
Commercial real estate	1	$81
Residential – prime	1	$88

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

A summary of activity in foreclosed assets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance at beginning of period	$1,266	$1,336	$1,750	$1,774

Transfer of loans at net realizable value to foreclosed assets	516	538	801	947
Sale proceeds	(4)	(47)	(765)	(698)
Loans made on sale of foreclosed assets	(43)	(100)	(43)	(207)
Net gain (loss) from sale of foreclosed assets	4	28	(4)	88
Provision for write-down charged to operations	(15)	(149)	(15)	(298)

Balance at end of period	$1,724	$1,606	$1,724	$1,606

NOTE 6 – DEPOSITS

The distribution of deposits at period end is as follows:

	September 30, 2014	December 31, 2013

Non-interest bearing demand	$109,197	$102,644
Interest bearing demand (NOWs)	115,345	118,769
Savings	62,745	57,658
Money market	137,312	136,797
Retail and local time	123,801	104,287
Broker and national time	53,677	57,359

Total deposits	$602,077	$577,514

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following obligations at September 30, 2014, and December 31, 2013:

($000s)	September 30, 2014	December 31, 2013

Federal funds purchased	$–	$–
Short-term repurchase agreements	4,211	5,441
Bank stock term loan	500	1,500
Wholesale structured repurchase agreements	13,500	13,500

Total other borrowings	$18,211	$20,441

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $20,864 at September 30, 2014 and $22,699 at December 31, 2013.

PSB has pledged its common stock ownership of its subsidiary, Peoples State Bank, as collateral for the bank stock term loan. The bank note carries a floating rate of interest with required remaining principal payments of $500 in 2015. In addition, $8,000 of wholesale structured repurchase agreements mature in 2014 with the remaining $5,500 maturing in 2017.

The following information relates to securities sold under repurchase agreements and other borrowings:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

As of end of period – weighted average rate	3.20%	3.09%	3.20%	3.09%
For the period:
Highest month-end balance	$24,198	$24,100	$24,198	$24,100
Daily average balance	$19,962	$22,797	$20,348	$22,368
Weighted average rate	3.06%	2.87%	3.05%	2.93%

NOTE 8 – SENIOR SUBORDINATED NOTES

During the quarter ended March 31, 2013, PSB elected to prepay $7,000 of its 8% senior subordinated notes with $1,000 of cash and $6,000 in proceeds from an issue of new subordinated debt. The new debt included $4,000 of privately placed notes carrying a 3.75% fixed interest rate with semi-annual interest only payments, due in 2018, and $2,000 in a fully amortizing bank stock term loan with Bankers’ Bank, Madison, Wisconsin, carrying a floating rate of interest based on changes in the 90-day LIBOR plus 3.00% and maturing in 2015. The $4,000 of new fixed rate debt is held by related parties, including directors and a significant shareholder. Total interest expense on senior subordinated notes was $113 and $147 during the nine months ended September 30, 2014 and 2013, respectively.

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

At period end, the following interest rate swaps to hedge variable-rate debt were outstanding:

	September 30, 2014	December 31, 2013

Notional amount:	$7,500	$7,500
Pay fixed rate:	2.72%	2.72%
Receive variable rate:	0.23%	0.24%
Maturity:	September 2017	September 2017
Unrealized fair value gain (loss)	$(327)	$(438)

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity during the nine months ended September 30, 2014 or 2013. Risk management results for the nine months ended September 30, 2014 related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2014, approximately $181 of losses ($110 after tax impacts) reported in other comprehensive income related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending September 30, 2015. The interest rate swap agreement was secured by cash and cash equivalents of $570 at September 30, 2014 and December 31, 2013.

PSB maintains outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designated as hedges. At period end, the following floating interest rate swaps were outstanding with customers:

	September 30, 2014	December 31, 2013

Notional amount:	$13,816	$14,323
Receive fixed rate (average):	2.00%	2.00%
Pay variable rate (average):	0.16%	0.17%
Maturity:	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	2.2 years	2.9 years
Unrealized fair value gain (loss)	$193	$276

At period end, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	September 30, 2014	December 31, 2013

Notional amount	$13,816	$14,323
Pay fixed rate (average)	2.00%	2.00%
Receive variable rate (average)	0.16%	0.17%
Maturity	March 2015 – Oct. 2021	March 2015 – Oct. 2021
Weighted average remaining term	2.2 years	2.9 years
Unrealized fair value gain (loss)	$(193)	$(276)

NOTE 10 – INCOME TAX EFFECTS ON ITEMS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
Period ended September 30, 2014	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized gain (loss) on securities available for sale	$(272)	$(107)	$218	$86
Amortization of unrealized gain on securities available for sale transferred
to securities held to maturity included in net income	(83)	(33)	(251)	(99)
Unrealized gain (loss) on interest rate swap	33	13	(28)	(11)
Reclassification adjustment of interest rate swap settlements included in earnings	46	18	140	55

Totals	$(276)	$(109)	$79	$31

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Period ended September 30, 2013	Pre-tax	Income Tax	Pre-tax	Income Tax
(dollars in thousands)	Inc. (Exp.)	Exp. (Credit)	Inc. (Exp.)	Exp. (Credit)

Unrealized loss on securities available for sale	$(416)	$(151)	$(1,277)	$(497)
Reclassification adjustment for security gain included in net income	–	–	(12)	(5)
Accretion (amortization) of unrealized gain on securities available
for sale transferred to securities held to maturity included in net income	3	(13)	(319)	(144)
Unrealized gain (loss) on interest rate swap	(62)	(23)	75	30
Reclassification adjustment of interest rate swap settlements included in earnings	47	19	139	55

Totals	$(428)	$(168)	$(1,394)	$(561)

NOTE 11 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

During the quarter ended September 30, 2014, PSB reclassified $46 ($28 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as an increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

During the nine months ended September 30, 2014, PSB reclassified $140 ($85 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as an increase to interest expense on junior subordinated debentures on the statement of income during the period.

During the nine months ended September 30, 2013, PSB reclassified $12 ($7 after tax impacts) to reduce comprehensive net income following a gain on sale of securities available for sale. The reduction to comprehensive net income was recognized as a gain on sale of securities on the statement of income during the period.

During the quarter ended September 30, 2013, PSB reclassified $47 ($28 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as an increase to interest expense on junior subordinated debentures on the statement of income during the quarter.

During the nine months ended September 30, 2013, PSB reclassified $139 ($84 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $139 ($84 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the period.

NOTE 12 – STOCK-BASED COMPENSATION

PSB grants restricted stock to certain employees during the first quarter of each year, which had an initial market value of $200 during the nine months ended September 30, 2014 compared to $210 granted during the nine months ended September 30, 2013. Restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings as significantly all restricted shares are expected to vest to employees. Unvested shares are subject to forfeiture upon employee termination. During the nine months ended September 30, compensation expense recorded from amortization of restricted shares expected to vest to employees was $124 and $109 during 2014 and 2013, respectively.

The following tables summarize information regarding restricted stock outstanding at September 30, 2014 and 2013 including activity during the three months then ended.

		Weighted
		Average
	Shares	Grant Price

January 1, 2013	30,409	$19.39
Restricted stock granted	8,076	26.00
Restricted stock legally vested	(5,883)	(17.85)

September 30, 2013	32,602	$21.30

January 1, 2014	32,602	$21.30
Restricted stock granted	6,400	31.25
Restricted stock legally vested	(7,640)	(18.91)

September 30, 2014	31,362	$23.92

Scheduled compensation expense per calendar year assuming all restricted shares eventually vest to employees would be as follows:

2014	$166
2015	157
2016	162
2017	122
2018	82
Thereafter	40

Totals	$729

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

Presented below are the calculations for basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data – unaudited)	2014	2013	2014	2013

Net income	$1,782	$13	$4,635	$3,183

Weighted average shares outstanding	1,650,716	1,651,518	1,655,603	1,653,098
Effect of dilutive stock options outstanding	-	-	-	-

Diluted weighted average shares outstanding	1,650,716	1,651,518	1,655,603	1,653,098

Basic earnings per share	$1.08	$0.01	$2.80	$1.93
Diluted earnings per share	$1.08	$0.01	$2.80	$1.93

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

At September 30, 2014 and December 31, 2013, Level 3 securities include a common stock investment in Bankers’ Bancorporation, Inc., Madison, Wisconsin, that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which PSB maintains mortgage servicing rights. Therefore, declining long-term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at September 30, 2014, used to measure fair value included:

Direct annual servicing cost per loan	$60
Direct annual servicing cost per loan in process of foreclosure	$600
Weighted average prepayment speed: CPR	23.11%
Weighted average prepayment speed: PSA	478.10%
Weighted average cash flow discount rate	7.91%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

		Recurring Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis at September 30, 2014:

Securities available for sale:

U.S. agency issued residential MBS and CMO	$72,147	–	$72,147	$–
Privately issued residential MBS and CMO	30	–	30	–
Solomon Hess SBA loan fund (CDFI Fund)	950	–	950	–
Other equity securities	47	–	–	47

Total securities available for sale	73,174	–	73,127	47
Loans held for sale	999		999
Mortgage rate lock commitments	21	–	21	–
Interest rate swap agreements	193	–	193	–

Total assets	$74,387	–	$74,340	$47

Liabilities – Interest rate swap agreements	$520	$–	$520	$–

Assets measured at fair value on a recurring basis at December 31, 2013:

Securities available for sale:

U.S. Treasury and agency debentures	$999	$–	$999	$–
Obligations of states and political subdivisions	159		159	–
U.S. agency issued residential MBS and CMO	59,390	–	59,390	–
Privately issued residential MBS and CMO	105	–	105	–
Solomon Hess SBA loan fund (CDFI Fund)	950		950	–
Other equity securities	47	–	–	47

Total securities available for sale	61,650	–	61,603	47
Loans held for sale	150	–	150	–
Mortgage rate lock commitments	14	–	14	–
Interest rate swap agreements	276	–	276	–

Total assets	$62,090	$–	$62,043	$47

Liabilities – Interest rate swap agreements	$714	$–	$714	$–

Reconciliation of fair value measurements using significant unobservable inputs:

Securities
Available
(dollars in thousands)	For Sale

Balance at January 1, 2013:	$47
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	–
Purchases, maturities, and sales	–
Transferred from Level 2 to Level 3	–
Transferred to held to maturity classification	–

Balance at September 30, 2013	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2013	$–

Balance at January 1, 2014	$47
Total realized/unrealized gains and (losses):
Included in earnings	–
Included in other comprehensive income	–
Purchases, maturities, and sales	–
Transferred from Level 2 to Level 3	–
Transferred to held to maturity classification	–

Balance at September 30, 2014	$47

Total gains or (losses) for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2014	$–

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	($000s)	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a nonrecurring basis at September 30, 2014:

Impaired loans	$2,059	$–	$644	$1,415
Foreclosed assets	1,724	–	509	1,215
Mortgage servicing rights	1,734	–	–	1,734
Other intangible assets	297	–	–	297

Total assets	$5,814	$–	$1,153	$4,661

Assets measured at fair value on a nonrecurring basis at December 31, 2013:

Impaired loans	$1,720	$–	$–	$1,720
Foreclosed assets	1,750	–	792	958
Mortgage servicing rights	1,696	–	–	1,696

Total assets	$5,166	$–	$792	$4,374

At September 30, 2014, loans with a carrying amount of $2,429 were considered impaired and were written down to their estimated fair value of $2,059 net of a valuation allowance of $370. At December 31, 2013, loans with a carrying amount of $2,119 were considered impaired and were written down to their estimated fair value of $1,720, net of a valuation allowance of $399. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

At September 30, 2014, foreclosed assets with a carrying amount of $2,405 had been written down to a fair value of $1,724, less costs to sell. During the nine months ended September 30, 2014, foreclosed assets with a fair value of $810 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. Impairment charges recorded as a reduction to earnings totaled $15 during the nine months ended September 30, 2014.

At December 31, 2013, foreclosed assets with a carrying amount of $2,735 had been written down to a fair value of $1,750, less costs to sell. During the nine months ended September 30, 2013, foreclosed assets with a fair value of $947 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. Impairment charges recorded as a reduction to earnings totaled $298 during the nine months ended September 30, 2013.

At September 30, 2014, mortgage servicing rights with a carrying amount of $1,760 were considered impaired and were written down to their estimated fair value of $1,734, resulting in an impairment allowance of $26. At December 31, 2013, mortgage servicing rights with a carrying amount of $1,717 were considered impaired and were written down to their estimated fair value of $1,696, resulting in an impairment allowance of $21. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at September 30, 2014:

	September 30, 2014
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$12,817	$12,817	$12,817	$–	$–
Securities	143,576	144,819	–	142,955	1,864
Bank certificates of deposit	3,424	3,452	–	–	3,452
Net loans receivable and loans held for sale	534,087	536,240	–	1,643	534,597
Accrued interest receivable	2,165	2,165	–	–	2,165
Mortgage servicing rights	1,734	1,734	–	–	1,734
Mortgage rate lock commitments	21	21	–	21	–
FHLB stock	2,556	2,556	–	–	2,556
Cash surrender value of life insurance	13,127	13,127	–	13,127	–
Interest rate swap agreements	193	193	–	193	–

Financial liabilities ($000s):

Deposits	$602,077	$599,665	$–	$–	$599,665
FHLB advances	31,372	31,421	–	31,421	–
Other borrowings	18,211	18,703	–	13,992	4,711
Senior subordinated notes	4,000	3,563	–	–	3,563
Junior subordinated debentures	7,732	7,186	–	–	7,186
Interest rate swap agreements	520	520	–	520	–
Accrued interest payable	411	411	–	–	411

The carrying amounts and fair values of PSB’s financial instruments consisted of the following at December 31, 2013:

	December 31, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets ($000s):

Cash and cash equivalents	$31,522	$31,522	$31,522	$–	$–
Securities	133,279	133,322	–	131,479	1,843
Bank certificates of deposit	2,236	2,280	–	–	2,280
Net loans receivable and loans held for sale	510,030	514,309	–	150	514,159
Accrued interest receivable	2,076	2,076	–	–	2,076
Mortgage servicing rights	1,696	1,696	–	–	1,696
Mortgage rate lock commitments	14	14	–	14	–
FHLB stock	2,556	2,556	–	–	2,556
Cash surrender value of life insurance	12,826	12,826	–	12,826	–
Interest rate swap agreements	276	276	–	276	–

Financial liabilities ($000s):

Deposits	$577,514	$578,387	$–	$–	$578,387
FHLB advances	38,049	38,511	–	38,511	–
Other borrowings	20,441	21,251	–	14,364	6,887
Senior subordinated notes	4,000	3,489	–	–	3,489
Junior subordinated debentures	7,732	7,085	–	–	7,085
Interest rate swap agreements	714	714	–	714	–
Accrued interest payable	477	477	–	–	477

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

NOTE 18 – SUBSEQUENT EVENTS

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after September 30, 2014 but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition as of September 30, 2014 compared to December 31, 2013 and results of our operations for the three months and nine months ended September 30, 2014 compared to the results of operations for the three months and nine months ended September 30, 2013. The following MD&A concerning our operations is intended to satisfy three principal objectives:

●	Provide a narrative explanation of our financial statements that enables investors to see the company through the eyes of management.

●	Enhance the overall financial disclosure and provide the context within which our financial information should be analyzed.

●	Provide information about the quality of, and potential variability of, our earnings and cash flow, so that investors can ascertain the likelihood that past performance is, or is not, indicative of future performance.

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

EXECUTIVE OVERVIEW

Results of Operations

September 2014 quarterly earnings were $1.08 per share on net income of $1,782 compared to earnings of $.01 per share on net income of $13 during the September 2013 quarter in which a $3,340 pre-tax credit write-down related to customer loan fraud was recognized. Earnings during the nine months ended September 30, 2014 were $2.80 per share on net income of $4,635 compared to earnings of $1.93 per share on net income of $3,183 during the nine months ended September 30, 2013.

In addition to the large customer fraud credit loss, there were other nonrecurring items that impacted both periods, including merger and conversion related costs incurred on PSB’s purchase of the Northwoods National Bank, Rhinelander, Wisconsin branch of The Baraboo National Bank during 2014. These items are outlined in Table 1 below. As shown in the table, September 2014 quarterly earnings were $1.08 per share on net income of $1,782 compared to 2013 quarterly pro-forma earnings of $1.07 per share on net income of $1,766. September 2014 quarterly earnings were similar to the prior year quarter before the special items as a $312 increase in net interest income offset a $43 increase in credit costs and a $283 increase in operating expense before tax impacts.

Excluding the special items as shown in the table below, earnings for the nine months ended September 30, 2014 would have been $2.94 per share on net income of $4,860 compared to September 2013 year to date earnings of $2.94 per share on net income of $4,863. Compared to the prior year before the special items, a $428 decline in 2014 credit costs, down 44%, and a $418 increase in net interest income and $194 increase in other noninterest income offset a $373 decline in mortgage banking revenue, down 28%, and a $645 increase in operating costs, up 5%, resulting in similar net income levels.

Looking ahead to the December 2014 quarter, earnings are expected to remain similar to those seen during the September 2014 quarter as increasing net interest margin from maturity of high-cost wholesale funding offsets slightly higher operating expenses despite little increase in loans receivable due to low customer loan demand within our markets.

Credit Quality

Total nonperforming assets decreased $523, or 4.3%, during the quarter ended September 2014 to $11,649, compared to $12,172 at June 30, 2014, but increased $1,260, or 12.1%, compared to $10,389 at December 31, 2013. The increase since the beginning of the year was due to placing a $578 single family jumbo residential mortgage (net of a $497 partial charge-off recorded in the September 2014 quarter) and a $944 commercial loan onto nonaccrual status during the nine months ended September 30, 2014. Net charge-offs of loan principal were $645 and $779 during the quarter and nine months ended September 30, 2014, which were .48% and .20% of average loans during the respective periods on an annualized basis.

During the prior year September 2013 quarter, we recorded a $3,340 provision for loan losses due to the write down of a loan to a grain commodities dealer who was discovered to have misrepresented inventory collateral, financial statements, inventory records, and federal warehouse receipts taken as collateral. The entire loan balance was charged-off at that time, and the borrower and its former operation remain under investigation by the authorities. Separate from this loss, there was no provision for loan losses recorded during the September 2013 quarter. We continue to pursue a recovery of this loss through several channels and remains cautiously optimistic concerning potential outcomes. Net charge-offs of loan principal were $514 and $980 during the quarter and nine months ended September 30, 2013 excluding the large grain loss, which represented .40% and .26% of average loans during the respective periods on an annualized basis.

A reduction in total credit costs, including the provision for loan losses and loss on foreclosed assets, has been an important sustainer of income during 2014 offsetting significant declines in mortgage banking revenue. Total credit costs were $541 and $969 (excluding the large grain loss) during the nine months ended September 30, 2014 and 2013, respectively, a reduction of $428, or 44.2% during 2014. At September 30, 2014, the allowance for loan losses was $6,424, or 1.19% of total loans (65% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

Despite 2014 recognition of the two new nonperforming credits noted previously, credit conditions represented in the loan portfolio as a whole continue to improve, and credit costs are expected to remain in a similar range during the December 2014 quarter compared to the September 2014 quarter. During the December 2014 quarter, our nonperforming loans may increase $2,845 from the addition of a municipal tax financing district development loan upon restructuring of the debt issue to extend the amortization term. At September 30, 2014, we classified this municipal loan as an impaired but performing loan and maintained no specific reserves applicable to this credit. The credit is expected to remain on accrual status following the restructuring and no principal loss is anticipated.

Asset Growth and Liquidity

Total assets were $730,305 at September 30, 2014 compared to $711,541 million at December 31, 2013, up $18,764, or 2.6%, due to an increase in net loans receivable of $23,208, up 4.6%. The loan increase included $18,507 of purchased Northwoods branch loans held at September 30, 2014, plus $4,701 of existing market loan growth year to date, primarily in seasonal usage of commercial lines of credit. In addition to loan growth, a $10,297 increase in investment securities was funded by an $18,705 decline in cash and cash equivalents during the nine months ended September 30, 2014.

Total local deposits increased $28,245 year to date due to $35,341 in purchased Northwoods branch deposits retained at September 30, 2014 (approximately 87% of the original purchased deposits) with other existing market deposits declining $7,096, or 1.4% since December 31, 2013, led by an $11,652 decline in seasonal government tax deposits. In addition to funding loan growth, the increase in total deposits was used to repay $10.4 million of wholesale funding year to date. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $98,549 (13.5% of total assets) at September 30, 2014 compared to $108,908 (15.3% of total assets) at December 31, 2013.

During the upcoming December 2014 quarter, total loans receivable are expected to remain stable primarily due to low borrower demand within our markets while seasonal government tax deposits are expected to significantly increase total deposits. However, maturing wholesale funding may be paid down with the increased deposit liquidity, limiting total asset growth during the quarter.

Capital Resources

During the nine months ended September 30, 2014, stockholders’ equity increased $3,855 primarily from $3,971 of retained net income during the period after payment of $664 in shareholder dividends. During the September 2014 quarter, we repurchased 10,000 shares of our common stock at an average cost of $33.23 per share, while no shares were repurchased in the September 2013 quarter. Year to date, 10,000 shares of common stock were repurchased at an average cost of $33.23 per share during 2014 while 10,030 shares were repurchased at an average cost of $26.78 per share during the nine months ended September 30, 2013. We continued our quarterly stock buyback plan during the December 2014 quarter with shares purchased on the open market at prevailing prices as opportunities arise.

Tangible net book value increased to $36.59 per share at September 30, 2014, compared to $34.36 per share at December 31, 2013, an increase of 6.5%. Our stockholders’ equity to assets ratio increased to 8.30% at September 30, 2014 compared to 7.98% at December 31, 2013 due to increased retained earnings with modest asset growth since the beginning of 2014. For regulatory purposes, the $7,732 junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. We were considered “well capitalized” under banking regulations at September 30, 2014.

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

We regularly maintain access to wholesale markets to fund loan originations and manage local depositor needs. At September 30, 2014, unused and available wholesale funding was approximately $328,357, or 45% of total assets, compared to $296,590, or 42% of total assets at December 31, 2013. Unused wholesale funding sources include federal funds purchased lines of credit, Federal Reserve Discount Window advances, FHLB advances, brokered and national certificates of deposit, and a holding company correspondent bank line of credit.

Off Balance –Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on $276,367 of residential 1 to 4 family mortgages sold to FHLB and FNMA at September 30, 2014 compared to $272,280 at December 31, 2013. At September 30, 2014, we provided a credit enhancement against FHLB loss under five separate “master commitments” associated with 7% of the total serviced principal (down from 9% at December 31, 2013), up to a maximum guarantee of $949 in the aggregate. However, we would incur such loss only if the FHLB first lost $1,456 on this remaining loan pool of $19,652 as part of their “First Loss Account” (discussed here in the aggregate, although the guarantee is applied on an individual master commitment basis). No loans have been sold by us to the FHLB with our credit enhancement since October 2008 and we do not intend to originate future loans with the guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations even if we had not provided a credit enhancement on the mortgage. Provision for representation and warranty losses were $23 and $204 during the nine months ended September 30, 2014 and 2013, respectively. We first began to recognize a reserve liability for representation and warranty losses during the quarter ended March 31, 2013 when a provision for representation and warranty losses of $203 was recorded. We maintained a reserve liability for potential future representation and warranty losses of $100 at September 30, 2014 and $108 at December 31, 2013.

We also utilize interest rate swaps to hedge costs associated with certain variable rate debt (notional amount of $7,500 at September 30, 2014) and as a tool for our customers to obtain long-term fixed rate commercial loan financing (offsetting notional amounts of $13,816 at September 30, 2014). These arrangements and related off balance sheet commitments are outlined in Note 9 in the Notes to Consolidated Financial Statements. Aggregate net unrealized losses on fair value of all interest rate swaps determined by offsetting all swap positions were $327 and $438 at September 30, 2014 and December 31, 2013, respectively before tax impacts. Cash held on deposit with swap counterparties against these liabilities totaled $570 at September 30, 2014 and December 31, 2013.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $117 million at September 30, 2014 compared to $119 million at December 31, 2013. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

RESULTS OF OPERATIONS

Earnings

Quarter ended September 30, 2014 compared to September 30, 2013

September 2014 quarterly earnings were $1.08 per share on net income of $1,782 compared to earnings of $.01 per share on net income of $13 during the September 2013 quarter. Earnings during the September 2013 quarter were reduced a combined $1,753 after tax benefits from the loan provision and subsequent charge-off of a loan to a customer in the grain commodities industry. During the September 2013 quarter, we identified that the customer had misrepresented the amounts and records of collateral securing our loan and the loans of several other unrelated banks, resulting in a large collateral shortfall. Other non-recurring special income and expense items impacted the September 2013 quarter as outlined in Table 1 below. Excluding these special items, September 2014 quarterly net income was $1.08 per share on net income of $1,782 compared to September 2013 pro-forma net income of $1.07 per share on net income of $1,766. Table 2 below outlines key financial performance metrics for five linked quarters ending September 30, 2014.

Looking ahead to the December 2014 quarter, earnings are expected to remain similar to those seen for the September 2013 quarter as increased net interest margin from repayment of high-cost wholesale funding upon maturity will outpace slightly increased operating expense. However, earnings could be challenged by lower mortgage banking income and a decline in loans receivable outstanding due to low borrower demand in our markets.

Nine months ended September 30, 2014 compared to September 30, 2013

Earnings during the nine months ended September 30, 2014 were $2.80 per share on net income of $4,635 compared to earnings of $1.93 per share on net income of $3,183 during the nine months ended September 30, 2013. Earnings during the year to date periods were impacted by significant non-recurring items as outlined in Table 1 below. Excluding these non-recurring items, pro-forma net income during the nine months ended September 30, 2014 was $2.94 per share on net income of $4,860 compared to pro-forma net income of $2.94 per share on net income of $4,863. Compared to the prior year before the special items, a $428 decline in 2014 credit costs, down 44%, and a $418 increase in net interest income and $194 increase in other noninterest income offset a $373 decline in mortgage banking revenue, down 28%, and a $645 increase in operating costs, up 5%, resulting in similar net income levels.

Table 1: Impact of Special Income and Expense Items on Continuing Operations (a non-GAAP measure)

	Three months ended		Nine months ended
	September 30,		September 30,
($000s, net of income tax effects)	2014	2013	2014	2013

Net income from recurring operations before credit costs	$1,895	$1,853	$5,188	$5,450
Less: Credit costs, excluding the grain credit loss	(113)	(87)	(328)	(587)

Net income from recurring operations	1,782	1,766	4,860	4,863
Less: Grain credit loss	–	(2,031)	–	(2,031)
Add: Reduced employee benefits related to the grain credit loss	–	278	–	27 8
Add: Benefit from amendment of Marathon tax returns	–	–	–	73
Less: Merger related expenses and data processing conversion	–	–	(225)	–

Net income	$1,782	$13	$4,635	$3,183

	Three months ended		Nine months ended
	September 30,		September 30,
(per diluted share, net of income tax effects)	2014	2013	2014	2013

Net income from recurring operations before credit costs	$1.15	$1.12	$3.14	$3.30
Less: Credit costs, excluding the grain credit loss	(0.07)	(0.05)	(0.20)	(0.36)

Net income from recurring operations	1.08	1.07	2.94	2.94
Less: Grain credit loss	–	(1.23)	–	(1.23)
Add: Reduced employee benefits related to grain credit loss	–	0.17	–	0.17
Add: Benefit from amendment of Marathon tax returns	–	–	–	0.05
Less: Merger related expenses and data processing conversion	–	–	(0.14)	–

Net income	$1.08	$0.01	$2.80	$1.93

Proforma return on average assets and return on average equity from net income from recurring operations after credit costs:

Proforma return on average assets from recurring operations	0.97%	1.01%	0.91%	0.94%
Return on average assets - as reported	0.97%	0.01%	0.87%	0.62%

Proforma return on average equity from recurring operations	11.77%	12.31%	11.00%	11.52%
Return on average equity - as reported	11.77%	0.09%	10.49%	7.54%

The following Table 2 presents PSB’s consolidated quarterly summary financial data.

Table 2: Financial Summary

(dollars in thousands, except per share data)	Quarter ended
	September 30,	June 30	March 31,	December 31,	September 30,
Earnings and dividends:	2014	2014	2014	2013	2013

Net interest income	$5,734	$5,450	$5,174	$5,365	$5,422
Provision for loan losses	$140	$140	$140	$–	$3,340
Other noninterest income	$1,481	$1,369	$1,320	$1,274	$1,411
Other noninterest expense	$4,461	$4,666	$4,289	$4,391	$3,817
Net income	$1,782	$1,403	$1,450	$1,561	$13

Basic earnings per share(3)	$1.08	$0.85	$0.87	$0.95	$0.01
Diluted earnings per share(3)	$1.08	$0.85	$0.87	$0.95	$0.01
Dividends declared per share(3)	$–	$0.40	$–	$0.39	$–
Tangible net book value per share(4)	$36.59	$35.56	$35.15	$34.36	$33.92

Semi-annual dividend payout ratio	n/a	23.34%	n/a	40.91%	n/a
Average common shares outstanding	1,650,716	1,658,157	1,658,017	1,651,518	1,651,518

Balance sheet – average balances:

Loans receivable, net of allowances for loss	$528,420	$513,163	$498,957	$507,898	$510,937
Assets	$727,738	$716,477	$698,127	$704,559	$695,344
Deposits	$598,845	$592,377	$567,500	$557,639	$537,836
Stockholders’ equity	$60,080	$59,424	$57,710	$57,243	$56,907

Performance ratios:

Return on average assets(1)	0.97%	0.79%	0.84%	0.88%	0.01%
Return on average stockholders’ equity(1)	11.77%	9.47%	10.19%	10.82%	0.09%
Average stockholders’ equity less accumulated other comprehensive income (loss) to average assets	8.20%	8.24%	8.22%	8.07%	8.09%
Net loan charge-offs to average loans(1)	0.48%	0.07%	0.03%	0.27%	2.97%
Nonperforming loans to gross loans	1.84%	2.06%	1.75%	1.67%	1.66%
Allowance for loan losses to gross loans	1.19%	1.31%	1.39%	1.31%	1.36%
Nonperforming assets to tangible equity plus the allowance for loan losses(4)	17.92%	18.96%	16.27%	16.80%	16.73%
Net interest rate margin(1)(2)	3.43%	3.34%	3.31%	3.32%	3.40%
Net interest rate spread(1)(2)	3.28%	3.19%	3.15%	3.14%	3.23%
Service fee revenue as a percent of average demand deposits(1)	1.72%	1.83%	1.68%	1.76%	2.01%
Noninterest income as a percent of gross revenue	17.81%	17.14%	17.09%	15.92%	17.24%
Efficiency ratio(2)	59.91%	66.19%	63.75%	63.87%	53.94%
Noninterest expenses to average assets(1)	2.43%	2.61%	2.49%	2.47%	2.18%

Stock price information:

High	$34.00	$33.85	$34.50	$31.25	$31.50
Low	$32.25	$31.75	$30.10	$29.75	$29.40
Last trade value at quarter-end	$33.80	$32.42	$32.00	$31.25	$29.76

(1)Annualized

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)Due to rounding, cumulative quarterly per share performance may not equal annual per share totals.

(4)Tangible stockholders’ equity excludes intangible assets and any preferred stock capital elements.

Net Interest Income

Quarter ended September 30, 2014 compared to September 30, 2013

Net interest income is the most significant component of earnings. Tax adjusted net interest income totaled $5,965 (on net margin of 3.43%) during the September 30, 2014 quarter compared to $5,666 (3.40%) in the September 2013 quarter, an increase of $299, or 5.3%. Net interest income increased over the prior year quarter as average earnings assets increased 4.5% primarily from loans acquired in the purchase of the Northwoods National Bank, Rhinelander, Wisconsin branch during the June 2014 quarter. In addition, maturity of high-cost FHLB advances since the September 2013 quarter has reduced advance interest expense, which declined $205, or 63%, during the September 2014 quarter compared to the prior year quarter. Refer to Table 3 for more information on average balances, rates, and yields by product for the quarters ended September 30, 2014 and 2013.

Looking ahead, net margin is expected to increase slightly during the December 2014 quarter as continued interest expense savings on maturing high-cost wholesale funding outpace a slight decline in loan yield. However, loan growth is expected to slow, resulting in December 2014 quarterly tax adjusted net interest margin similar to that seen during the September 2014 quarter.

During the September 2014 and September 2013 quarters, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. At September 30, 2014, the coupon rate on approximately $72 million, or 13.3%, of gross disbursed loans at September 30, 2014 was supported by an average interest rate floor approximately 103 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $738 and .11%, respectively, based on those existing loan floors and average total earning assets during the quarter ended September 30, 2014. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. For these particular loans, the speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates higher than the existing floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

At September 30, 2013, the coupon rate on approximately $80 million, or 15.2%, of gross loans at September 30, 2013 was supported by an average interest rate floor approximately 117 basis points greater than the normal adjustable rate. The annualized increase to net interest income and net interest margin was approximately $937 and .14%, respectively, based on those existing loan floors and average total earning assets during the quarter ended September 30, 2013.

Nine months ended September 30, 2014 compared to September 30, 2013

Tax adjusted net interest income totaled $17,053 (on net margin of 3.36%) during the nine months ended September 30, 2014 compared to $16,672 (3.39%) in the nine months ended September 30, 2013, an increase of $381, or 2.3%. As in the September 2014 quarter discussed above, maturity of high-cost funding during 2014 has reduced FHLB advance interest expense, supporting the increase in net interest income. FHLB advance interest expense totaled $534 during the nine months ended September 30, 2014 compared to $977 during the prior year period, down $443, or 45%. Net margin has declined slightly from the prior year period as loan yields have declined slightly faster than funding costs, which are already near functional interest rate floors. A 3.2% increase in earning assets increased net interest income by $979 during the 2014 year to date compared to the nine months ended September 30, 2013, but the decline in net interest margin decreased net interest income by $598 during the nine months ended September 30, 2014 compared to the prior year period. Refer to Table 4 for more information on average balances, rates, and yields by product for the nine months ended September 30, 2014 and 2013.

The following Tables present a schedule of yields and costs for the quarter and nine months ended September 30, 2014, compared to the prior year periods ended September 30, 2013, and the interest income and expense volume and rate analysis for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Table 3: Net Interest Income Analysis (Quarter)

(dollars in thousands)	Quarter ended September 30, 2014			Quarter ended September 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$535,375	$5,858	4.34%	$518,504	$5,912	4.52%
Taxable securities	90,321	617	2.71%	77,961	509	2.59%
Tax-exempt securities(2)	53,579	571	4.23%	54,636	580	4.21%
FHLB stock	2,556	4	0.62%	3,594	2	0.22%
Other	8,208	14	0.68%	5,869	13	0.88%

Total(2)	690,039	7,064	4.06%	660,564	7,016	4.21%

Non-interest-earning assets:
Cash and due from banks	11,098			10,912
Premises and equipment, net	11,037			9,786
Cash surrender value insurance	13,064			12,350
Other assets	9,455			9,299
Allowance for loan losses	(6,955)			(7,567)

Total	$727,738			$695,344

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$178,271	$70	0.16%	$168,860	$89	0.21%
Money market deposits	138,485	86	0.25%	121,267	100	0.33%
Time deposits	178,841	547	1.21%	164,441	549	1.32%
FHLB borrowings	30,529	118	1.53%	59,537	323	2.15%
Other borrowings	19,962	154	3.06%	22,797	165	2.87%
Senior subordinated notes	4,000	38	3.77%	4,000	38	3.77%
Junior subordinated debentures	7,732	86	4.41%	7,732	86	4.41%

Total	557,820	1,099	0.78%	548,634	1,350	0.98%

Non-interest-bearing liabilities:
Demand deposits	103,248			83,268
Other liabilities	6,590			6,535
Stockholders’ equity	60,080			56,907

Total	$727,738			$695,344

Net interest income		$5,965			$5,666
Rate spread			3.28%			3.23%
Net yield on interest-earning assets			3.43%			3.40%

(1)Nonaccrual loans are included in the daily average loan balances outstanding.

(2)The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 4: Net Interest Income Analysis (Nine months)

(dollars in thousands)	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Loans(1)(2)	$520,556	$16,997	4.37%	$506,241	$17,481	4.62%
Taxable securities	87,021	1,779	2.73%	84,426	1,566	2.48%
Tax-exempt securities(2)	53,986	1,715	4.25%	53,314	1,717	4.31%
FHLB stock	2,556	10	0.52%	3,189	6	0.25%
Other	13,982	50	0.48%	9,631	50	0.69%

Total(2)	678,101	20,551	4.05%	656,801	20,820	4.24%

Non-interest-earning assets:
Cash and due from banks	10,202			10,147
Premises and equipment, net	10,462			10,009
Cash surrender value insurance	12,964			12,087
Other assets	9,428			9,632
Allowance for loan losses	(6,935)			(7,529)

Total	$714,222			$691,147

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$179,884	$225	0.17%	$173,931	$295	0.23%
Money market deposits	140,185	282	0.27%	119,489	299	0.33%
Time deposits	172,516	1,625	1.26%	162,314	1,685	1.39%
FHLB borrowings	30,358	534	2.35%	58,923	977	2.22%
Other borrowings	20,348	464	3.05%	22,368	490	2.93%
Senior subordinated notes	4,000	113	3.78%	4,750	147	4.14%
Junior subordinated debentures	7,732	255	4.41%	7,732	255	4.41%

Total	555,023	3,498	0.84%	549,507	4,148	1.01%

Non-interest-bearing liabilities:
Demand deposits	93,822			79,146
Other liabilities	6,321			6,042
Stockholders’ equity	59,056			56,452

Total	$714,222			$691,147

Net interest income		$17,053			$16,672
Rate spread			3.21%			3.23%
Net yield on interest-earning assets			3.36%			3.39%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 5: Interest Expense and Expense Volume and Rate Analysis (Year to Date)

Nine months ended September 30, 2014

	2014 compared to 2013
	increase (decrease) due to (1)
(dollars in thousands)	Volume	Rate	Net

Interest earned on:
Loans(2)	$468	$(952)	$(484)
Taxable securities	53	160	213
Tax-exempt securities(2)	21	(23)	(2)
FHLB stock	(2)	6	4
Other interest income	16	(16)	–

Total	556	(825)	(269)

Interest paid on:
Savings and demand deposits	8	(78)	(70)
Money market deposits	42	(59)	(17)
Time deposits	96	(156)	(60)
FHLB borrowings	(502)	59	(443)
Other borrowings	(46)	20	(26)
Senior subordinated notes	(21)	(13)	(34)
Junior subordinated debentures	–	–	–

Total	(423)	(227)	(650)

Net interest earnings	$979	$(598)	$381

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. The following Table represents our earnings sensitivity to changes in interest rates at September 30, 2014. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

The gap analysis reflects a liability sensitive gap position during the next year, with a cumulative negative one-year gap ratio at September 30, 2014 of 93.0% compared to a negative gap of 85.4% at December 31, 2013. In general, a current negative gap would be favorable in a falling interest rate environment but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. If we held an asset sensitive gap position, the existence of our “in the money” floating rate loan floors discussed previously could also lessen the impact of an asset sensitive gap position in a rising interest rate environment. These factors can result in change to net interest income from changing interest rates different than expected from review of the gap table.

Table 6: Interest Rate Sensitivity Gap Analysis

	September 30, 2014
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$194,245	$36,261	$66,966	$85,172	$117,367	$40,500	$540,511
Securities	7,598	5,721	9,425	21,044	52,356	47,432	143,576
FHLB stock						2,556	2,556
CSV bank-owned life insurance						13,127	13,127
Other earning assets	2,993	1,192	2,232				6,417

Total	$204,836	$43,174	$78,623	$106,216	$169,723	$103,615	$706,187
Cumulative rate sensitive assets	$204,836	$248,010	$326,633	$432,849	$602,572	$706,187

Interest-bearing liabilities
Interest-bearing deposits	$87,486	$21,417	$202,410	$28,280	$53,532	$99,755	$492,880
FHLB advances	26,540				4,832		31,372
Other borrowings	12,711				5,500		18,211
Senior subordinated notes			500	1,000	2,500		4,000
Junior subordinated debentures					7,732		7,732

Total	$126,737	$21,417	$202,910	$29,280	$74,096	$99,755	$554,195
Cumulative interest sensitive liabilities	$126,737	$148,154	$351,064	$380,344	$454,440	$554,195

Interest sensitivity gap for the individual period	$78,099	$21,757	$(124,287)	$76,936	$95,627	$3,860
Ratio of rate sensitive assets to rate sensitive liabilities for the individual period	161.6%	201.6%	38.7%	362.8%	229.1%	103.9%

Cumulative interest sensitivity gap	$78,099	$99,856	$(24,431)	$52,505	$148,132	$151,992
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	161.6%	167.4%	93.0%	113.8%	132.6%	127.4%

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

Table 7: Net Interest Margin Rate Simulation Impacts

Period Ended:	September 2014	December 2013	September 2013

Cumulative 1 year gap ratio
Base	93%	85%	82%
Up 200	89%	82%	78%
Down 100	94%	87%	84%

Change in Net Interest Income – Year 1
Up 200 during the year	-4.2%	-2.8%	-2.4%
Down 100 during the year	-0.4%	-0.1%	0.1%

Change in Net Interest Income – Year 2
No rate change (base case)	-0.8%	-0.8%	1.6%
Following up 200 in year 1	-3.2%	-0.2%	0.1%
Following down 100 in year 1	-4.7%	-2.4%	-1.1%

Note: Simulations since June 2008 reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario as dictated by internal policy due to the currently low level of relative short-term rates.

We completed a non-maturity deposit study following March 31, 2014 and used the current report findings to update certain key assumptions beginning with our June 30, 2014 interest margin simulations. The findings called for slightly higher average rate change (beta) in rising rate simulations (which would increase projected interest rate risk) as well as extending the projected average life of core deposits under normal operations based on historical experience (which would decrease projected interest rate risk). The increase in non-maturity deposit beta rates in a rising rate environment lowered projected net interest income in the up 200 basis point increase simulations as shown in Table 7 above when comparing September 2014 to the prior quarters before the key assumption change made effective June 30, 2014.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and stockholders’ equity capital. Core deposits including DDA, lower yielding NOW, and non-maturity savings accounts (not including high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 50.8% at September 30, 2014 compared to 53.8% at December 31, 2013.

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

The table below summarizes the percentage change to current “base case” net interest income as a result of certain alternative interest simulations:

Table 8: Projected Changes to Net Interest Income Under Various Rate Change Simulations

	During next 12M	During next 24M Parallel	During next 24M	Yield Curve
	Down 100 bp	up 400 bp	Flat up 500 bp	Twist*

Year 1	-0.4%	-4.0%	-5.0%	1.1%
Year 2	-3.9%	-5.5%	-7.8%	3.4%
Year 3	-7.6%	0.7%	-1.4%	-3.6%
Year 4	-10.4%	15.6%	14.8%	5.5%
Year 5	-11.9%	31.9%	33.7%	22.0%

*Yield curve steepens over the first 18 months of the simulation (10 year CMT Treasury = 3.75%) and flattens over months 19-36 to the average slope from 2005-2007 (with Fed Funds targeted at 4.00%)

Noninterest Income

Quarter ended September 30, 2014 compared to September 30, 2013

Total noninterest income for the quarter ended September 30, 2014 was $1,481, compared to $1,411 earned during the September 2013 quarter, an increase of $70, or 5.0%. Mortgage banking revenue was $375 during the September 2014 quarter compared to $384 during the September 2013 quarter. Mortgage banking includes the gain on sale of residential mortgage loans to secondary market investors as well as the net loan servicing income associated with those loans. The increase in quarterly noninterest income was led by small increases in service fees and other noninterest income.

Nine months ended September 30, 2014 compared to September 30, 2013

Total noninterest income for the nine months ended September 30, 2014 was $4,170, compared to $4,349 during the comparable year period, down $179, or 4.1%, as residential mortgage banking declined $373, or 27.9%. Gain on sale of mortgage loans has led the decline in mortgage banking revenue on significantly lower residential loan refinance activity due to an increase in long term interest rates in response to expected actions by the Federal Reserve. Offsetting the year to date mortgage banking decline were higher service fees, up $53, and higher debit and credit card interchange income, up $142. During December 2013, PSB sold its credit card loan principal portfolio in exchange for greater interchange fee income on those retained credit card customers, accounting for 62% of the increased interchange income during the nine months ended September 30, 2014. Prior to the sale of the credit card portfolio, card income was categorized as loan interest income.

Noninterest Expense

Quarter ended September 30, 2014 compared to September 30, 2013

Noninterest expenses totaled $4,461 during the September 2014 quarter compared to $3,817 during the September 2013 quarter. However, September 2013 noninterest expense would have been $4,131 before a $458 reduction to employee incentive benefits on recognition of the large grain charge-off and the loss on foreclosed assets. Excluding these items from both quarters, noninterest expenses increased $283, or 6.9%, during the September 2014 quarter compared to the comparable prior year period. The majority of the 2014 cost increase was due to higher direct operating costs allocated to the new Northwoods branch totaling $118, a $54 increase in data processing fees, a $45 increase in FDIC insurance premiums from impacts of the large September 2013 grain loan charge-off and deposit growth, and a $58 increase in audit and exam charges.

Nine months ended September 30, 2014 compared to September 30, 2013

During the nine months ended September 30, 2014, noninterest expense totaled $13,416 compared to $12,115 during the prior year period. However, both periods included special items including $371 of nonrecurring Northwoods Rhinelander merger and conversion costs during 2014 and a $458 reduction in employee incentive costs during 2014 on recognition of the large gain loss. Excluding the proforma impact of these items as well as the loss on foreclosed assets, noninterest expense during the nine months ended September 30, 2014 would have been $12,924 compared to $12,279 during 2013, an increase of $645, or 5.3%. Approximately $207 of the increase was from recurring Northwoods branch wage and other direct operating costs following the acquisition. Separate from Northwoods wage costs, proforma salaries and employee benefits increased an additional $141, or 2.0%. Data processing and office operations costs increased $105 (excluding the Northwoods branch acquisition conversion and operating costs) and FDIC insurance premiums increased $113 related to the grain loan charge-off and increased deposits. All other net operating expense increases totaled $79.

CREDIT QUALITY AND PROVISION FOR LOAN LOSSES

The loan portfolio is our primary asset subject to credit risk. Our process for monitoring credit risk includes quarterly analysis of loan quality, delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual status or charged off is reversed against interest income. Nonaccrual loans and restructured loans maintained on accrual status remain classified as nonperforming loans until the uncertainty surrounding the credit is eliminated. In general, uncertainty surrounding the credit is eliminated when the borrower has displayed a history of regular loan payments using a market interest rate that is expected to continue as if a typical performing loan. Some borrowers continue to make loan payments while maintained on non-accrual status. We apply all payments received on nonaccrual loans to principal until the loan is returned to accrual status or repaid. Total nonperforming assets as a percentage of total tangible common equity including the allowance for loan losses was 17.92%, 16.80%, and 16.73% at September 30, 2014, December 31, 2013, and September 30, 2013, respectively (refer to Table 25). For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets, goodwill, and core deposit intangible assets.

Nonperforming assets include: (1) loans that are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal (restructured loans), (2) investment securities in default as to principal or interest, and (3) foreclosed assets.

Table 9: Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2014	2013	2013

Nonaccrual loans (excluding restructured loans)	$4,192	$4,063	$3,704
Nonaccrual restructured loans	4,343	2,973	3,636
Restructured loans not on nonaccrual	1,390	1,643	1,299
Accruing loans past due 90 days or more	–	–	–

Total nonperforming loans	9,925	8,679	8,639
Foreclosed assets	1,724	1,606	1,750

Total nonperforming assets	$11,649	$10,285	$10,389

Nonperforming loans as a % of gross loans receivable	1.84%	1.66%	1.67%
Total nonperforming assets as a % of total assets	1.60%	1.46%	1.46%
Allowance for loan losses as a % of nonperforming loans	64.73%	82.11%	78.52%

Total nonperforming assets decreased $523, or 4.3%, during the quarter ended September 2014 to $11,649, compared to $12,172 at June 30, 2014, but increased $1,260, or 12.1%, compared to $10,389 at December 31, 2013. The increase since the beginning of the year was due to placing a $1,075 single family jumbo residential mortgage and a $959 commercial loan onto nonaccrual status during the June 2014 quarter. Recognition of the two problem loans also increased allowance for loan loss needs during the nine months ended September 30, 2014 by $909. Offsetting these significant new problem loans was continued improvement in general loan quality and collateral values on certain impaired loans, allowing a portion of the existing allowance for loan losses to be recaptured, offsetting the negative impact of new reserves recognized on the two problem loans. At September 30, 2014, the allowance for loan losses was $6,424, or 1.19% of total loans (65% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

The $1,075 single family residential jumbo mortgage loan became 30 to 59 days delinquent during the March 2014 quarter and was classified as an impaired, but performing loan at March 31, 2014. During the June 2014 quarter, the borrower was placed on nonaccrual status due to nonpayment, and the loan continues to be classified as a nonaccrual loan at September 30, 2014. The borrower is disputing a potential change in ownership of the home via divorce proceedings. This mortgage is significantly under collateralized although the borrower continues income levels sufficient to service the required debt payments. During the September 2014 quarter, we recorded a $497 partial charge-off of the loan reflecting the collateral shortfall. Refer to Table 10 below for more information on this loan relationship and specific reserves maintained on this nonaccrual loan. During the nine months ended September 30, 2014, total past due residential - prime loans increased $575, to $1,366, compared to $791 at December 31, 2013, as shown in Note 4 of the Notes to Consolidated Financial Statements. This remaining $578 nonaccrual jumbo mortgage loan, net of the $497 partial charge off, represents virtually all of the increase in delinquent residential –prime mortgage principal during the nine months ended September 30, 2014.

Separately, a commercial and industrial loan relationship that includes a significant government agency guarantee of principal became past due during the March 2014 quarter but was classified as a performing loan and credit risk rating 5 (“Watch”) as of March 31, 2014. This borrower was negatively impacted by loss of a large customer during 2013 that has resulted in strained cash flow. The full borrower relationship includes loans receivable totaling $3,464 at September 30, 2014, of which $2,520 carries an 80% principal guarantee by the United States Department of Agriculture (“USDA”). During the June 2014 quarter, the unguaranteed portion of this loan was restructured to convert to interest only payments and was reclassified as a nonaccrual loan, which has a balance of $944 at September 30, 2014. The guaranteed portion of the loan totaling $2,520 was not restructured and continues to be classified as an impaired but performing loan at September 30, 2014. Refer to Table 10 below for more information on this loan relationship and specific reserves maintained on this nonaccrual loan.

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

We expect these conditions to restrain economic growth as some borrowers continue to carefully manage cash flows and debt servicing ability. In addition, the loss of the significant employers mentioned previously may have a significant negative impact on small local municipalities that depended on these closed manufacturing plants for tax assessment base and utility revenue. At September 30, 2014, $2,845 of tax exempt general obligation and tax incremental financing district development loans receivable reflected in Table 12 with a local municipality expected to be significantly negatively impacted due to a plant closure were classified as performing, but impaired loans with no specific reserve. We expect to restructure this loan to extend the life of the tax incremental financing district so that existing property tax collections from real estate located within the district continue for a period long enough to fully pay the original district development costs. This debt restructuring is expected to be classified as a troubled debt restructuring, which would increase non performing loans in Table 9.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our nine locations), and loan customers in Marathon County, Wisconsin. The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 4.9% at August 2014 (the most recent data available) compared to 6.3% at August 2013. The unemployment rate in Oneida County, Wisconsin was 5.7% at August 2014 compared to 6.9% at August 2013. The unemployment rate in Vilas County, Wisconsin was 5.7% at August 2014 compared to 7.1% at August 2013. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 5.1% at August 2014 compared to 6.4% at August 2013. A local economic outlook survey of business owners for our market area published in the December 2013 quarter points to expectations of an improving local economy with some businesses considering a local capital expansion, although an overall economic rebound was considered further out in the future towards the end of 2014.

At September 30, 2014, all nonperforming assets aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table and represented 30% of all nonperforming assets compared to 20% of nonperforming assets at December 31, 2013. In the table, loans presented as “Accrual TDR” represent troubled debt restructured loans maintained on accrual status. During the nine months ended September 30, 2014, there were two loans added to the large nonperforming assets table, including the $944 unguaranteed portion of a USDA guaranteed loan and the $578 residential jumbo mortgage loan, discussed previously.

Table 10: Largest Nonperforming Assets at September 30, 2014 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Timber byproduct processing equipment and receivables	Nonaccrual	$944	$355
Non-owner occupied light manufacturing facility real estate	Nonaccrual	695	195
Owner occupied commercial office and residential rentals	Nonaccrual	691	137
Owner occupied multi-use, multi-tenant professional building	Nonaccrual	610	77
Single family residential home first mortgage	Nonaccrual	578	31

Total listed nonperforming assets		$3,518	$795
Total bank wide nonperforming assets		$11,649	$2,074
Listed assets as a % of total nonperforming assets		30%	38%

Table 11: Largest Nonperforming Assets at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Non-owner occupied light manufacturing facility real estate	Nonaccrual	$731	$304
Owner occupied multi use, multi-tenant professional building	Nonaccrual	658	107
Owner occupied commercial office and residential rentals	Nonaccrual	642	51

Total listed nonperforming assets		$2,031	$462
Total bank wide nonperforming assets		$10,389	$1,936
Listed assets as a percent of total nonperforming assets		20%	24%

In addition to nonperforming loans, we have classified certain performing loans as impaired loans under accounting standards due to heightened risk of nonperformance within the next year or other factors. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. At September 30, 2014, all impaired but performing loans aggregating to $500 or more measured by gross principal outstanding per credit relationship are summarized in the following table. During the June 2014 quarter, a new $2,520 commercial loan guaranteed by the USDA as discussed previously was added to the large impaired loan list, as shown in the table below.

Table 12: Largest Performing, but Impaired Loans at September 30, 2014 ($000s)

		Gross	Specific
Collateral Description	Asset Type	Principal	Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$2,845	$–
Timber byproduct processing real estate and transportation equipment	Impaired	2,520	26
Owner occupied light manufacturing facility and equipment	Impaired	1,688	–
Owner occupied cabinetry contractor real estate and equipment	Impaired	752	–

Total listed performing, but impaired loans		$7,805	$26
Total performing, but impaired loans		$9,415	$209
Listed assets as a % of total performing, but impaired loans		83%	12%

Table 13: Largest Performing, but Impaired Loans at December 31, 2013 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Municipal tax incremental financing district (TID) debt issue	Impaired	$3,090	$–
Owner occupied light manufacturing facility and equipment	Impaired	1,725	–
Owner occupied cabinetry contractor real estate and equipment	Impaired	700	–

Total listed performing, but impaired loans		$5,515	$–
Total performing, but impaired loans		$7,136	$172
Listed assets as a percent of total performing, but impaired loans		77%	0%

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

Comparison of the provision for loan losses and loss on foreclosed assets during the quarter and nine months ended September 30, 2014 compared to the prior year periods must recognize that we recorded a $3,340 provision for loan losses during the September 2013 quarter due to the write down of a loan to a grain commodities dealer. This credit loss resulted from an apparent customer fraud associated with pledges of single party grain inventory represented by federal warehouse receipts or other inventory records to multiple parties as collateral and misrepresented inventory records and financial statements. The borrower and its prior operations remain under investigation by the authorities. We continue to pursue all available channels for recovery of a portion of the credit loss and are cautiously optimistic concerning some amount of future recovery, although the timing and amount of such recovery are still uncertain.

We had a lending relationship with the borrower for several years, dating back to 2008.  Our monitoring of the loan relationship included weekly debtor’s certificates demonstrating weekly collateral position of the bank’s loans.  In addition, as grain was sold and proceeds came to reduce the bank’s loan balance, we normally would re-advance on the revolving lines of credit based on new collateral pledged (federal warehouse receipts and contracts for sale of grain pledged to bank). The loans had performed as required from the origination date until August 2013 when the misrepresentation was uncovered. Three other unrelated banks were also involved in the collateral based financing arrangement. During 2013, we initiated a review to identify other unrelated credits with similar risk characteristics that could lead to similar losses. The review did not identify other credits with similar risk factors and this large grain loss was considered to be an unusual and non-recurring loss not representative of portfolio credit risk a whole.

Due to improving general credit trends within its portfolio and a slowly improving local economy, our provision for loan losses during the quarter and nine months ended September 30, 2014 respectively was $140 and $420, an increase from $0 recorded for the September 2013 quarter but a decline from $675 recorded during the nine months ended September 30, 2013, when the large grain loss is excluded from both prior year periods. A reduction in total credit costs, including the provision for loan losses and loss on foreclosed assets, has been an important sustainer of income during 2014 offsetting significant declines in mortgage banking revenue. Total credit costs were $187 and $144 during the quarters ended September 30, 2014 and 2013 excluding the large grain loss. Likewise, total credit costs were $541 and $969 during the nine months ended September 30, 2014 and 2013, respectively, a reduction of $428, or 44.2% excluding the grain loss At September 30, 2014, the allowance for loan losses was $6,424, or 1.19% of total loans (65% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

Provision for loan losses during the December 2014 quarter is expected to remain similar to that recorded for the prior quarters during 2014. Future provisions are also impacted by the actual amount of newly impaired and other problem loans identified by internal procedures or regulatory agencies which are not yet known.

Table 14: Allowance for Loan Losses

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013

Allowance for loan losses at beginning	$6,929	$7,640	$6,783	$7,431

Provision for loan losses	140	3,340	420	4,015
Recoveries on loans previously charged-off	19	32	31	46
Loans charged off	(664)	(3,886)	(810)	(4,366)

Allowance for loan losses at end	$6,424	$7,126	$6,424	$7,126

Net loan charge-offs totaled $645 during the September 2014 quarter (.48% of average loans on an annualized basis) compared to $3,854 during the September 2013 quarter (2.97% of average loans). September 2013 quarterly net charge-offs would have been $514, or .40% of average annualized loans if the $3,340 large grain loss charge-off was excluded. Net loan charge-offs totaled $779 during the nine months ended September 30, 2014 (.20% of average loans) compared to $4,320 during the nine months ended September 30, 2013 (1.14% of average loans). Net charge-offs during the nine months ended September 30, 2013 would have been $980, or .26% of average loans had the large grain loss charge-off been excluded.

The largest loan charge-off during the nine months ended September 2014 was the $497 partial charge-off of the residential jumbo mortgage loan recorded in the September 2014 quarter previously discussed, which represented 64% of all 2014 net loan charge-offs. The largest charge-off during the nine months ended September 30, 2013 was the large grain loss charge-off, which was 77% of all charge-offs during the period.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Total assets were $730,305 at September 30, 2014 compared to $711,541 million at December 31, 2013, up $18,764, or 2.6%, due to an increase in net loans receivable of $23,208, up 4.6%. The loan increase included $18,507 of purchased Northwoods branch loans held at September 30, 2014, plus $4,701 of existing market loan growth year to date, primarily in seasonal usage of commercial lines of credit. In addition to loan growth, a $10,297 increase in investment securities was funded by an $18,705 decline in cash and cash equivalents during the nine months ended September 30, 2014.

Total local deposits increased $28,245 year to date due to $35,341 in purchased Northwoods branch deposits retained at September 30, 2014 (approximately 87% of the original purchased deposits) with other existing market deposits declining $7,096, or 1.4% since December 31, 2013, led by an $11,652 decline in seasonal government tax deposits. In addition to funding loan growth, the increase in total deposits was used to repay $10.4 million of wholesale funding year to date. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $98,549 (13.5% of total assets) at September 30, 2014 compared to $108,908 (15.3% of total assets) at December 31, 2013.

During the upcoming December 2014 quarter, total loans receivable are expected to remain stable primarily due to low borrower demand within our markets while seasonal government tax deposits are expected to significantly increase total deposits. However, maturing wholesale funding may be paid down with the increased deposit liquidity, limiting total asset growth during the quarter.

Changes in assets during the three months and nine months ended September 30, 2014 are listed in Table 15 below.

Table 15: Change in Balance Sheet Assets Composition

	Three months ended		Nine months ended
Increase (decrease) in assets ($000s)	September 30, 2014		September 30, 2014
	$	%	$	%

Commercial, industrial and agricultural loans	$11,006	8.6%	$8,779	6.7%
Commercial real estate mortgage loans	1,162	0.5%	4,167	1.9%
Other assets (various categories)	953	4.4%	855	4.0%
Premises and equipment, net	(60)	-0.5%	1,312	13.6%
Bank certificates of deposit	(248)	-6.8%	1,188	53.1%
Residential real estate mortgage and home equity loans	(271)	-0.2%	10,871	6.9%
Investment securities	(665)	-0.5%	10,297	7.7%
Cash and cash equivalents	(8,113)	-38.8%	(18,705)	-59.3%

Total increase (decrease) in assets	$3,764	0.5%	$18,764	2.6%

A significant portion of the increase in loans during the nine months ended September 30, 2014 came from the acquisition of the Northwoods Rhinelander branch, which at September 30, 2014 had increased commercial real estate mortgages by $7,072 (170% of the year to date increase), increased residential real estate mortgages and related loans by $10,304 (95% of the year to date increase), and increased commercial and related loans by $909 (10% of the year to date increase).

During the nine months ended September 30, 2014, the increase in investment securities included an additional $10,357 investment in federal agency issued residential mortgage backed securities purchased at a slight discount to par value with a weighted average purchased yield of 2.80% and an expected average principal life of 5.4 years under current interest rate levels. These securities are subject to extension of principal payments in a rising rate scenario with average principal life increasing up to 7.2 years in connection with a significant increase in interest rates such as the 10 year U.S. Treasury rate. Total remaining net book value of these securities was $9,860 at September 30, 2014. The majority of the purchased mortgage backed securities were represented by fully amortizing 15 year residential mortgage collateral. While the purchase is expected to increase 2014 net income by approximately $40 per quarter, the purchase was made with existing overnight funds and slightly increased our interest rate risk position in future years.

Changes in net assets during the three months and six months ended September 30, 2014, impacted funding sources as listed in Table 16 below.

Table 16: Change in Balance Sheet Liabilities and Equity Composition

	Three months ended		Nine months ended
Increase (decrease) in liabilities and equity ($000s)	September 30, 2014		September 30, 2014
	$	%	$	%

Core deposits (including MMDA)	$8,424	1.7%	$23,357	4.9%
FHLB advances	3,493	12.5%	(6,677)	-17.5%
Stockholders’ equity	1,327	2.2%	3,855	6.8%
Senior subordinated notes	–	0.0%	–	0.0%
Other liabilities and debt (various categories)	(445)	-3.1%	(747)	-5.1%
Wholesale and national deposits	(1,748)	-3.2%	(3,682)	-6.4%
Retail certificates of deposit > $100	(2,939)	-5.4%	4,888	10.5%
Other borrowings	(4,348)	-19.3%	(2,230)	-10.9%

Total increase (decrease) in liabilities and stockholders’ equity	$3,764	0.5%	$18,764	2.6%

Loans Receivable

Table 17: Period-End Loan Composition

	September 30,		September 30,		December 31, 2013
	Dollars	Dollars	Percentage of total			Percentage
(dollars in thousands)	2014	2013	2014	2013	Dollars	of total

Commercial, industrial and agricultural	$138,999	$143,396	25.7%	27.3%	$130,220	25.2%
Commercial real estate mortgage	228,766	220,592	42.3%	42.0%	224,599	43.5%
Residential real estate mortgage	144,729	135,353	26.8%	25.8%	137,600	26.6%
Residential real estate loans held for sale	999	824	0.2%	0.2%	150	0.0%
Consumer home equity	23,570	20,346	4.4%	3.9%	20,677	4.0%
Consumer and installment	3,448	4,312	0.6%	0.8%	3,567	0.7%

Totals	$540,511	$524,823	100.0%	100.0%	$516,813	100.0%

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial and commercial real estate loans, representing 68% of total loans as shown in the Table above at September 30, 2014 and 69% of total loans at December 31, 2013. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the composition of loans at period-end.

Following a March 2014 quarter characterized by a $19,565 decline in commercial related loans receivable, total loans increased $33,530 (6.8%) during the June 2014 quarter, including $21,468 of purchased Northwoods Rhinelander loans and $12,062 of organic market growth. During the linked quarter ended September 30, 2014, total loans increased an additional $11,758 from local organic growth. Factors contributing to the organic loan balance changes during the nine months ended September 30, 2014 are listed below:

●	Commercial real estate loans declined $8,288 during the March 2014 quarter from the refinance of a multi-family housing development loan with a national lender at low long-term fixed interest rates. We continue to serve as the lender for this developer during the construction and development periods and continue to have ongoing lending relationships for this purpose totaling $3,005 at September 30, 2014.

●	At September 30, 2014, we had $48.5 million of combined line of credit commitments to our seven largest line of credit customers. Most of these lines are used to manage seasonal business factors and fluctuate in balance during the year. During the March 2014 quarter, these seven customer reduced their lines balances by $4,663, but increased line usage by $1,834 during the June 2014 quarter and by $7,035 during the September 2014 quarter. Year to date, usage of these large lines of credit is up $4,206 since December 31, 2013 and totaled $20,803 at September 30, 2014. We expect these customers to repay their increased line balances during the normal course of business during the coming months, negatively impacting December 2014 quarterly loan growth.

●	During the nine months ended September 30, 2014 total participation loans purchased decreased $4,332, from $27,404 at December 31, 2013 to $23,072 at September 30, 2014. At the beginning of 2014, participation purchased loans included $5,547 of purchased loans from a Wisconsin community bank lead lender collateralized by out of state mobile home park real estate. During the March 2014 quarter, this position declined $2,130 when the loan was refinanced with another lender on a long-term basis. During the June and September 2014 quarters, we repurchased a total of $3,176 of similar loans from the same Wisconsin lender. Together, during the nine months ended September 30, 2014, this position in mobile home park purchased real estate loans increased $1,078, to $6,625 held at September 30, 2014. The $5,410 decline in other participations purchased occurred during the September 2014 quarter as we were repaid those balances from various community bank lead lenders.

●	During the September quarter, we originated a $4,600 commercial real estate loan to an existing borrower for retail sales business expansion into the Madison, Wisconsin market.

●	Separate from the purchased Northwoods Rhinelander branch loans and the other loan changes discussed above, all other loans increased $6,000 during the nine months ended September 30, 2014 primarily from commercial related lending activity for a variety of factors.

During the upcoming December 2014 quarter, we expect loan balances to remain flat or decline as seasonal lines of credit are repaid and local loan demand remains weak.

Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial excess deposits look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (having the largest deposit market share in our markets), U.S. Bank, and Associated Bank aggressively pursue high credit quality borrowers with low lending interest rate spreads in an effort to aggressively increase their loan market share. We expect strong competition to continue during the next several quarters which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. Certain lenders within our markets appear to have relaxed their credit standards to support loan growth, including not requiring borrower guarantees on commercial purpose loans, and the offering of original principal amortization periods in excess of 20 years. We have not made changes to our credit standards during 2014 to stimulate loan growth, although from time to time we may extend original commercial real estate amortization periods as long as 25 years on a case by case basis. In addition, to support loan growth, we may seek to increase purchased loan participations from other banks in Wisconsin during 2014 and 2015.

Deposits and Wholesale Funding Sources

Liquidity refers to the ability to generate adequate amounts of cash to meet our need for cash at a reasonable cost. We manage our liquidity to provide adequate funds to support borrowing needs and deposit flow of our customers. We also view liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. Retail and local deposits and repurchase agreements are the primary source of funding. Retail and local deposits and repurchase agreements were 75.7% of total assets at September 30, 2014, compared to 73.9% of total assets at December 31, 2013 and 70.0% of total assets at September 30, 2013. This percentage increased compared to the prior year periods due to the purchase of the Northwoods Rhinelander branch deposits in April 2014 as well as continued pay down of wholesale funding.

Table 18: Period-end Deposit Composition

	September 30,				December 31,
(dollars in thousands)	2014		2013		2013
	$	%	$	%	$	%

Non-interest bearing demand	$109,197	18.1%	$92,141	16.6%	$102,644	17.8%
Interest-bearing demand and savings	178,090	29.7%	167,631	30.2%	176,427	30.5%
Money market deposits	137,312	22.8%	125,508	22.6%	136,797	23.7%
Retail and local time deposits less than $100	72,523	12.0%	57,584	10.4%	57,897	10.0%

Total core deposits	497,122	82.6%	442,864	79.8%	473,765	82.0%
Retail and local time deposits $100 and over	51,278	8.5%	45,686	8.3%	46,390	8.1%
Broker and national time deposits less than $100	198	0.0%	542	0.1%	542	0.1%
Broker and national time deposits $100 and over	53,479	8.9%	65,147	11.8%	56,817	9.8%

Totals	$602,077	100.0%	$554,239	100.0%	$577,514	100.0%

Total deposits increased $24,563, or 4.3%, to $602,077 at September 30, 2014 compared to $577,514 at December 31, 2013. The majority of the increase was from the purchase of the Northwoods Rhinelander branch, which included $35,341 of deposits at September 30, 2014. Other deposits declined $10,778, or 1.9% of total deposits at September 30, 2014 compared to December 31, 2013. The decline included a $3,682 reduction in brokered and national certificates of deposit, and a $7,096 decline in local deposits. The local deposit decline was led by a reduction of $11,652 in seasonal municipal tax deposits since December 31, 2013.

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

Our internal policy is to limit broker and national time deposits (not including CDARS) to 20% of total assets. Broker and national deposits as a percentage of total assets were 7.4%, 8.1%, and 9.3% at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Limited loan growth and the purchase of the Northwoods Rhinelander branch during April 2014 have provided local deposits used to regularly repay maturing brokered deposits and other wholesale funding for the past several quarters, reducing the ratio of brokered deposits to total assets. During the December quarter, increased seasonal municipal tax deposits will likely be used to repay maturing wholesale funds, decreasing wholesale fund as a percent of total assets at December 31, 2014. Beyond the use of brokered and national time deposits, secondary wholesale sources also include federal funds purchased, FHLB advances, Federal Reserve Discount Window advances, and pledging of investment securities against wholesale repurchase agreements.

Table 19: Summary of Balance by Significant Deposit Source

	September 30,		December 31,
(dollars in thousands)	2014	2013	2013

Total time deposits $100 and over	$104,757	$110,833	$103,207
Total broker and national deposits	53,677	65,689	57,359
Total retail and local time deposits	123,801	103,270	104,287
Core deposits, including money market deposits	497,122	442,864	473,765

Table 20: September 30, 2014 Change in Deposit Balance since Period Ended:

	September 30, 2013		December 31, 2013
(dollars in thousands)	$	%	$	%

Total time deposits $100 and over	$(6,076)	-5.5%	$1,550	1.5%
Total broker and national deposits	(12,012)	-18.3%	(3,682)	-6.4%
Total retail and local time deposits	20,531	19.9%	19,514	18.7%
Core deposits, including money market deposits	54,258	12.3%	23,357	4.9%

As a supplement to local deposits, we use short-term and long-term funding sources other than retail deposits including federal funds purchased from other correspondent banks, advances from the FHLB, use of wholesale and national time deposits, advances taken from the Federal Reserve’s Discount Window, and repurchase agreements from security pledging. Table 21 below outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of September 30, 2014 and December 31, 2013. Currently unused but available funding sources at September 30, 2014 are considered sufficient to fund anticipated asset growth and meet contingency funding needs during the next several quarters. We also maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. The following Table 21 provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 21: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment

Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Federal Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 22 summarizes the availability of various wholesale funding sources at September 30, 2014, and December 31, 2013.

Table 22: Available but Unused Funding Sources other than Retail Deposits

	September 30, 2014		December 31, 2013
	Unused, but	Amount	Unused, but	Amount
(dollars in thousands)	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$–	$28,000	$–
Federal Reserve discount window advances	84,243	–	89,875	–
FHLB advances under blanket mortgage lien	72,012	31,372	54,944	38,049
Repurchase agreements and other FHLB advances	48,718	17,711	35,822	20,441
Wholesale and national deposits	92,384	53,677	84,949	57,359
Holding company secured line of credit	3,000	–	3,000	–

Totals	$328,357	$102,760	$296,590	$115,849

Funding as a percent of total assets	45.0%	14.1%	41.7%	16.3%
Percentage of gross available funding used at period-end	n/a	23.8%	n/a	28.1%

The following discussion examines each of the available but unused funding sources listed in the table above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

September 30, 2014 compared to December 31, 2013

Overnight federal funds purchased

Our maximum federal funds purchased availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Our subsidiary bank’s composite ratio was approximately 14% at September 30, 2014 and 13% at December 31, 2013, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. At September 30, 2014 and December 31, 2013, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $84,243 at September 30, 2014 compared to $89,875 at December 31, 2013 based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during the nine months ended September 30, 2014 or during 2013.

Only performing loans are permitted as collateral under the BIC and each individual loan is subject to a haircut to collateral value based on the Federal Reserve’s review of the listing each month. In general, approximately 70% to 75% of the loan principal offered as collateral is able to support Discount Window advances. Similar to the federal funds purchased lines of credit, an increase in nonperforming loans would decrease the amount of collateral available for Discount Window advances.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,556 capital stock investment, total FHLB advances in excess of $51,124 require us to purchase additional FHLB stock equal to 5% of the advance amount. At September 30, 2014, $19,752 of advances were available from the FHLB on the blanket mortgage lien without the purchase of additional FHLB stock. Further advances of the remaining $52,260 available at September 30, 2014 would have required us to purchase additional FHLB stock totaling $2,613. FHLB stock currently pays an annualized dividend of .50% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we were subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at both September 30, 2014 and December 31, 2013. The FHLB conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under the collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at September 30, 2014 or December 31, 2013.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At September 30, 2014, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $4,211 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2013, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $5,441 were overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At September 30, 2014, $48,718 of additional FHLB advances were available based on pledging of securities if an additional $2,436 of member capital stock were purchased. At December 31, 2013, $35,822 of additional FHLB advances were available based on pledging of securities if an additional $1,791 of member capital stock were purchased.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $92,384 at September 30, 2014 and $84,949 at December 31, 2013. Brokered and national certificates were 7.3% of total assets at September 30, 2014 and 8.1% at December 31, 2013. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding.

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

Holding company line of credit

We maintained a $3,000 line of credit secured by a pledge of our bank subsidiary common stock with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at September 30, 2014 and December 31, 2013. No amounts were drawn on the line at September 30, 2014 or December 31, 2013. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company currently has approximately $1,500 of debt financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

We are subject to financial covenants associated with the line which require our bank subsidiary to:

●	Maintain Tier 1 leverage, Tier 1 risk based capital, and Tier 2 risk based capital ratios above 8%, 10%, and 12%, respectively.
●	Maintain nonperforming assets (excluding accruing troubled debt restructured loans) as a percentage of tangible equity plus the allowance for loan losses to less than 20%.
●	Maintain an allowance for loan losses no less than 70% of nonperforming loans (excluding accruing troubled debt restructured loans).

At September 30, 2014 and December 31, 2013, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2014.

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

No Risk Level triggers were exceeded at September 30, 2014 or December 31, 2013 and no liquidity stress levels were considered to exist at those dates.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 15.6% and 11.6% at September 30, 2014 and December 31, 2013, respectively. Basic surplus increased since December 31, 2013 as excess cash and cash equivalent funds from loan pay downs were used to repay maturing FHLB advances, increasing FHLB borrowing capacity during the year to date period.

CAPITAL RESOURCES

During the nine months ended September 30, 2014, stockholders’ equity increased $3,855, or 6.8%, primarily from $3,971 in retained net income net of $664 of cash dividends declared. Tangible net book value per share at September 30, 2014 was $36.59 compared to $34.36 at December 31, 2013, and increase of 6.5%. The stockholders’ equity ratio increased at September 30, 2014 to 8.30% compared to 8.16% at June 30, 2014, and 7.98% at December 31, 2013. On the purchase of the Northwoods Rhinelander, Wisconsin branch, we recorded $344 of core deposit intangible assets and goodwill, which reduced tangible net book value by $.21 per share at the acquisition date. At September 30, 2014, $297 of these intangibles remain as the core deposit intangible to be amortized over five years using a double declining balance method beginning April 2014.

For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. The floating rate payments required by the junior subordinated debentures have been hedged with a fixed rate interest rate swap resulting in a total interest cost of 4.42% through September 2017. The adequacy of our capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2014 and December 31, 2013, the Bank’s Tier 1 risk-weighted capital ratio, total risk-weighted capital, and Tier 1 leverage ratio were in excess of regulatory minimums and were classified as “well-capitalized.” Refer to Table 23 for specific regulatory capital ratios at period-end. Failure to remain well-capitalized could prevent us from obtaining future whole sale brokered time deposits which are an important source of funding.

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

During the September 2014 quarter, we repurchased 10,000 shares of our common stock at an average cost of $33.23 per share, while no shares were repurchased in the September 2013 quarter. Year to date, 10,000 shares of common stock were repurchased at an average cost of $33.23 per share during 2014 while 10,030 shares were repurchased at an average cost of $26.78 per share during the nine months ended September 30, 2013. For a community bank such as us, the cost of capital remains very high, particularly related to issue of new common stock as our current stock price trades on the open market at less than our net book value per share. In addition, many sources of previously low cost capital such as pooled trust preferred offerings are no longer available. New regulatory capital rules also become effective for us on January 1, 2015 which are expected to decrease existing capital ratios. The priority use of excess capital is to support continued growth through acquisition activities as such opportunities become available. However, we continue to maintain a quarterly program to repurchase up to 10,000 shares of our common stock on the open market at prevailing prices.

During 2013, the banking regulatory agencies finalized new regulatory capital rules that will increase our capital needs beginning January 1, 2015. The minimum capital ratios to be considered well capitalized and to cover the newly required “capital buffer,” phased in during 2015 through 2019, would be 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from 5.00%, 6.00%, and 10.00%, respectively under current capital regulation.

The most significant factors of the rules changes include:

●	Requirement to meet minimum capital ratios for a new regulatory capital ratio defined as the “Common equity Tier 1 capital ratio.”

●	Institution of a new “capital conservation buffer” which provides a buffer between the minimum regulatory capital ratios to be considered “adequately capitalized” and capital ratios that allow the bank to pay certain levels of shareholder dividends, purchase treasury stock, or fund certain executive management incentive plans. The capital buffer will be phased in beginning in 2015 and be fully implemented in 2019.

●	Potential limitations on mortgage servicing right assets and deferred income tax assets allowed as regulatory capital as well as a greater risk weight applied to the amount allowed for regulatory capital purposes.

●	Past due loans would be subject to a 150% risk weighting, up from the 100% risk weighting currently applied.

●	Unused lines of credit not unconditionally cancellable by the bank would be subject to a 20% risk weighting, up from the 0% risk weighting current applied.

If the new capital rules were applied to our reported consolidated December 31, 2013 regulatory capital position and made effective immediately, the proforma new capital ratios are projected to change as follows:

	Actual	Proforma	Targeted minimum
	as of: Dec 31, 2013	as of: Dec 31, 2013	with capital buffer

Tier 1 leverage ratio to average assets	9.06%	9.06%	6.50%
Common equity Tier 1 ratio (new)	n/a	10.62%	7.00%
Tier 1 risk adjusted capital ratio	12.63%	12.04%	8.50%
Tier 2 total risk adjusted capital ratio	13.88%	13.29%	10.50%

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

Table 23: Capital Ratios – PSB Holdings, Inc. – Consolidated

	September 30,		December 31,
(dollars in thousands)	2014	2013	2013

Stockholders’ equity	$60,608	$56,012	$56,753
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(173)	(166)	(170)
Disallowed other intangible assets	(297)	–	–
Accumulated other comprehensive income	(397)	(561)	(349)

Tier 1 regulatory capital	67,241	62,785	63,734
Allowance for loan and credit losses	6,524	6,352	6,314

Total regulatory capital	$73,765	$69,137	$70,048

Total quarterly average assets (as defined by current regulations)	$727,138	$695,909	$704,448
Disallowed mortgage servicing right assets	(173)	(166)	(170)
Disallowed other intangible assets	(297)	–	–
Accumulated other comprehensive income	(985)	(1,414)	(1,017)

Quarterly average tangible assets (as defined by current regulations)	$725,683	$694,329	$703,261

Risk-weighted assets (as defined by current regulations)	$531,862	$507,648	$504,561

Tier 1 capital to average tangible assets (leverage ratio)	9.27%	9.04%	9.06%
Tier 1 capital to risk-weighted assets	12.64%	12.37%	12.63%
Total capital to risk-weighted assets	13.87%	13.62%	13.88%

Table 24: Capital Ratios – Peoples State Bank – Subsidiary

Tier 1 capital to average tangible assets (leverage ratio)	9.57%	9.51%	9.39%
Tier 1 capital to risk-weighted assets	13.07%	13.03%	13.10%
Total capital to risk-weighted assets	14.30%	14.28%	14.35%

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

Table: 25: Calculation of “Texas Ratio” (a non-GAAP measure)

	As of Quarter End
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2014	2014	2014	2013	2013

Total nonperforming assets	$11,649	$12,172	$10,323	$10,389	$10,285

Total stockholders’ equity	$60,608	$59,281	$58,277	$56,753	$56,012
Less: Mortgage servicing rights, net	(1,734)	(1,698)	(1,707)	(1,696)	(1,662)
Less: Goodwill and other intangible assets	(297)	(321)	–	–	–
Add: Allowance for loan losses	6,424	6,929	6,882	6,783	7,126

Total tangible common stockholders’ equity and reserves	$65,001	$64,191	$63,452	$61,840	$61,476

Total nonperforming assets as a percentage of total tangible common stockholders’ equity and reserves	17.92%	18.96%	16.27%	16.80%	16.73%

OFF BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to 2009. At September 30, 2014, our credit guarantee covered $19,652 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,456 on foreclosure of loans within this pool. At December 31, 2013, our credit guarantee covered $23,709 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,593 on foreclosure of loans within this pool. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market experiences housing price changes similar to the state of Wisconsin as a whole, and we do not have a significant reliance on vacation homes located in our northern markets. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program. At September 30, 2014, the average remaining first mortgage principal balance for loans on which we provided the credit enhancement was $60.

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

Under bank regulatory capital rules, this recourse obligation to the FHLB is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $864 at September 30, 2014 and December 31, 2013. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 26.

Use of Interest Rate Swap Derivatives

From time to time, we sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loan. There were $13,816 and $14,323 of interest rate swaps associated with customer floating rate commercial loan principal at September 30, 2014 and December 31, 2013, respectively, under the program. When the fixed rate swap is originated with customer, an identical offsetting swap is also entered into by us with a correspondent bank. Refer to Note 9 of the Notes to Consolidated Financial Statements for more information on the program.

We also maintain an interest rate swap to convert floating interest payments on our $7.7 million junior subordinated debentures to a fixed rate which matures during September 2017. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information on this swap, which is designated as a cash flow hedge of interest rate payments.

Residential Mortgage Loan Servicing

We serviced $276,367 and $272,280 of residential real estate loans which have been sold to the FHLB and FNMA at September 30, 2014, and December 31, 2013, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. Mortgage loan servicing fees are an important source of mortgage banking income. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. Provision for mortgage banking losses from required repurchase was $23 and $204 during the nine months ended September 30, 2014 and 2013, respectively and reduced mortgage banking income for those periods. We have provided a liability of $100 at September 30, 2014 compared to $108 at December 31, 2013 for potential future representation and warranty losses. Actual representation and warranty losses were $31 and $126 during the nine months ended September 30, 2014 and 2013, respectively.

The following tables summarize loan principal serviced for the FHLB under various MPF programs and for FNMA as of September 30, 2014 and December 31, 2013.

Table 26: Residential Mortgage Loans Serviced for Others as of September 30, 2014 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$6,832	160	5.38%	137	$94	$291	$14	0.20%
FHLB MPF 125	17,001	210	5.75%	85	855	1,165	67	0.39%
FHLB XTRA	171,561	1,402	3.75%	36	n/a	n/a	1,005	0.59%
FNMA	80,973	551	3.63%	18	n/a	n/a	648	0.80%

Totals	$276,367	2,323	3.88%	36	$949	$1,456	$1,734	0.63%

Table 27: Residential Mortgage Loans Serviced for Others as of December 31, 2013 ($000s)

			Weighted	Average Monthly	PSB Credit	Agency	Mortgage
Agency	Principal	Loan	Average	Payment	Enhancement	Funded First	Servicing Right, net
Program	Serviced	Count	Coupon Rate	Seasoning	Guarantee	Loss Account	$	%

FHLB MPF 100	$8,493	184	5.38%	128	$94	$291	$19	0.22%
FHLB MPF 125	18,748	226	5.75%	81	855	1,302	77	0.41%
FHLB XTRA	185,283	1,472	3.75%	27	n/a	n/a	1,133	0.61%
FNMA	59,756	409	3.50%	15	n/a	n/a	467	0.78%

Totals	$272,280	2,291	3.88%	31	$949	$1,593	$1,696	0.62%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)

July 2014	5,600	$32.88	–	–
August 2014	4,400	33.69	–	–
September 2014	–	–	–	–

Quarterly totals	10,000	$33.23	–	–

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PSB HOLDINGS, INC.

November 14, 2014	SCOTT M. CATTANACH
Scott M. Cattanach
Treasurer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

PSB HOLDINGS, INC.

for the quarterly period ended September 30, 2014

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