Form 10-K
period 2014-12-31
PSB HOLDINGS INC /WI/
filed 2015-03-31
CIK 948368

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐                  No ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2014, was approximately $49,609,000. For purposes of this calculation, the registrant has assumed its directors, executive officers, and employee 401(k) profit-sharing plan are affiliates. As of March 1, 2015, 1,630,228 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K

PSB HOLDINGS, INC.

TABLE OF CONTENTS

PART I

	ITEM

	1.	Business	1
	1A.	Risk Factors.	15
	1B.	Unresolved Staff Comments.	22
	2.	Properties	22
	3.	Legal Proceedings	22
	4.	Mine Safety Disclosures	22

PART II

	5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	23
	6.	Selected Financial Data	24
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	7A.	Quantitative and Qualitative Disclosures About Market Risk	77
	8.	Financial Statements and Supplementary Data	F-1
	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	78
	9A.	Controls and Procedures	78
	9B.	Other Information	78

PART III

	10.	Directors and Executive Officers of the Registrant	79
	11.	Executive Compensation	81
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
	13.	Certain Relationships and Related Transactions	86
	14.	Principal Accounting Fees and Services	87

PART IV

	15.	Exhibits, Financial Statement Schedules	89

PART I

Item 1.       BUSINESS.

Business Operations and Products

PSB Holdings, Inc. (“PSB”) owns and operates Peoples State Bank (“Peoples”), a commercial community bank formed in 1962 and headquartered in Wausau, Wisconsin. For 52 years, Peoples has sought to meet the financial needs of local business owners and their families for the betterment of our communities by providing a wide range of beneficial products delivered with fair prices and integrity. Through its 143 full time employees, Peoples serves approximately 17,000 retail households and commercial businesses with our north central Wisconsin network of nine full service locations including five in the greater Wausau, Wisconsin area, and locations in Rhinelander, Minocqua, and Eagle River. Our primary market area has a combined population of approximately 192,000. PSB held $735 million in total assets at December 31, 2014 and maintained the second highest deposit market share in Marathon County, Wisconsin.

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

Commercial-related loans represent our largest type of asset and approximately 69% of our gross loans receivable. Our typical commercial customers are local small to medium sized business owners with annual sales of less than $25 million. We provide a growing suite of deposit and cash management products in addition to meeting customer credit needs. We build customer relationships on a frequent face to face basis and deliver value by providing capital and liquidity management advice and recommendations specific to our customers’ businesses. Since inception, we have maintained low loan loss ratios through conservative lending practices, emphasis on knowing our customer by establishing deep relationships with each of them, and maintaining focus on serving communities with which we are familiar.

Peoples has a long tradition of strong retail banking products. This emphasis has allowed us to be a leader in local residential real estate lending consistently resulting in number one or number two market share based on mortgage filings. The majority of our residential real estate loans are sold on the secondary market with servicing rights retained. We also maintain a diversified portfolio of local core deposits, including noninterest bearing deposits, savings and retail time deposits less than $100,000, and money market deposits, which make up approximately 84% of total deposits and 71% of total assets. We believe the combination of competitively priced residential mortgage financing and low cost transactional deposit accounts builds a profitable core retail customer base with ongoing growth potential.

We meet the needs of customers with an emphasis on customer service, flexibility, and local decision making. Customers and prospects are identified and served on a face to face basis through relationships directly with bank staff. The vast majority of our customers live or work or have relationships with those within our Bank’s primary market area in north central Wisconsin. Our employees are substantial participants in community activities, averaging over 40 hours of community service per employee during 2014 and 2013, for the betterment of our market area.

More information on PSB, its operations and financial results including past annual and quarterly reports on Forms 10-K and 10-Q, is available free of charge at our investor relations website, www.psbholdingsinc.com. Alternatively, you may contact us directly at 1-888-929-9902 to receive paper or electronic copies of information filed with the United States Securities and Exchange Commission without cost. On November 25, 2014, we filed Form 15 with the SEC to voluntarily deregister our common stock from SEC registration. Therefore, financial reports will no longer be filed with the SEC following February 23, 2015 except for the final filing of our Annual Report on Form 10-K for the year ended December 31, 2014. However, we will continue to post quarterly financial information on our investor relations website, www.psbholdingsinc.com for investors. Bid and ask prices for purchase or sale of PSB common stock are quoted on the OTC Markets Exchange (www.OTCMarkets.com) under the stock symbol PSBQ.

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

Based on publicly available deposit market share information as of June 30, 2014, the following is a list of the largest FDIC insured banks in each of our primary markets and a comparison of our deposit market share to these primary competitors. The Wausau-Marathon County, Wisconsin MSA is our largest market in which we have the second largest market share. As in most Wisconsin communities, BMO Harris Bank holds the largest market share and represents the greatest opportunity to increase deposits from competitors.

	June 30, 2014			June 30, 2013
	Deposit $’s	Market		Deposit $’s	Market
	($000s)	Share		($000s)	Share

Marathon County, Wisconsin			Marathon County, Wisconsin

BMO Harris Bank	$545,469	19.2%	BMO Harris Bank	$513,500	18.2%
Peoples State Bank (2nd of 22)	461,256	16.2%	Peoples State Bank (2nd of 23)	444,520	15.8%
Associated Bank	316,466	11.2%	River Valley Bank	323,611	11.5%
River Valley Bank	315,890	11.1%	Associated Bank	316,222	11.2%
All other FDIC insured institutions	1,203,206	42.3%	All other FDIC insured institutions	1,217,836	43.3%
Totals	$2,842,287	100.0%	Totals	$2,815,689	100.0%

Oneida County, Wisconsin			Oneida County, Wisconsin

BMO Harris Bank	$163,344	23.5%	BMO Harris Bank	$166,335	24.8%
Associated Bank	115,785	16.7%	Peoples State Bank (2nd of 8)	116,497	17.4%
Peoples State Bank (3rd of 8)	114,951	16.6%	Associated Bank	107,428	15.9%
River Valley Bank	88,394	12.7%	River Valley Bank	85,602	12.8%
All other FDIC insured institutions	211,279	30.5%	All other FDIC insured institutions	195,375	29.1%
Totals	$693,753	100.0%	Totals	$671,237	100.0%

Vilas County, Wisconsin			Vilas County, Wisconsin

BMO Harris Bank	$91,334	21.9%	BMO Harris Bank	$96,973	22.9%
First National Bank of Eagle River	85,881	20.6%	First National Bank of Eagle River	85,317	20.2%
Headwaters State Bank	55,764	13.4%	Headwaters State Bank	55,580	13.2%
Peoples State Bank (6th of 10)	25,516	6.1%	Peoples State Bank (7th of 10)	19,467	4.6%
All other FDIC insured institutions	158,716	38.0%	All other FDIC insured institutions	165,482	39.1%
Totals	$417,211	100.0%	Totals	$422,819	100.0%

Our primary source of income is loan interest income earned on commercial and residential loans made to local customers, which together represented a range of approximately 66% to 69% of our gross revenue during the past three years. We originate and sell long-term fixed rate mortgage loans to the secondary market and service future payments on these loans for a substantial amount of fee income which is reported as mortgage banking income. Depositors pay us various service fees, including overdraft charges and commercial service fees, which contribute to noninterest income. Deposits raised from local customers provide the most significant source of funding to provide loans and credit products to customers. Loan product sales in excess of local deposit growth are supplemented by wholesale and national funding such as brokered deposits, FHLB advances, and repurchase agreements. We do not have a dependence on any major customers. The primary sources of revenue are outlined below:

	2014		2013		2012
Revenue source	$	% of revenue	$	% of revenue	$	% of revenue

Interest on commercial related loans	$15,243	47.2%	$15,767	48.6%	$16,253	48.1%
Interest on residential mortgage loans	6,798	21.1%	6,532	20.2%	6,172	18.3%
Interest on securities	3,902	12.1%	3,609	11.1%	3,695	10.9%
Service fees and charges	1,656	5.1%	1,580	4.9%	1,648	4.9%
All other revenue	1,394	4.3%	1,206	3.7%	1,221	3.6%
Mortgage banking	1,373	4.2%	1,591	4.9%	1,795	5.3%
Investment and insurance sales commissions	946	2.9%	944	2.9%	736	2.2%
Increase in cash surrender value of life insurance	404	1.3%	402	1.3%	407	1.2%
Loan fees	391	1.2%	522	1.6%	724	2.1%
Interest on consumer loans	202	0.6%	305	0.9%	310	0.9%
Gain on sale of securities	3	0.0%	12	0.0%	–	0.0%
Gain on bargain purchase	–	0.0%	–	0.0%	851	2.5%
Loss on sale of credit card loan principal	–	0.0%	(31)	-0.1%	–	0.0%

Total gross revenue	$32,312	100.0%	$32,439	100.0%	$33,812	100.0%

During 2014, we purchased the Rhinelander, Wisconsin branch of the Northwoods National Bank, a branch of The Baraboo National Bank (“Northwoods Rhinelander”), adding $21 million in loans and $41 million in deposits. During 2012, we acquired Marathon State Bank (“Marathon”), a privately owned bank with $107 million in assets and combined it with our existing Peoples’ branch located in Marathon City, Wisconsin. The acquisition of Marathon was our first “whole bank” purchase and our first merger and acquisition activity. Historically, we had pursued a market expansion plan that included de novo (start-up) branching into adjacent market areas. Full-service bank de novo branches were opened in Eagle River, Rhinelander, Minocqua, and Weston, Wisconsin, during 2001 through 2005, in part to expand our market area into northern Wisconsin. During those periods, we believed opening in adjacent markets capitalized on existing management resources and minimized costs for name recognition and awareness while increasing the speed in which customers are obtained via new locations while improving convenience of service for existing customers. No new branch locations have been opened since 2005. We intend to pursue opportunities to acquire additional bank subsidiaries or banking offices in new or adjacent markets so that, at any time, we may be engaged in some tentative or preliminary discussions for such purposes with officers, directors, or principal stockholders of other holding companies or banks. We also actively search for key sales personnel in new or adjacent markets which would permit us to open a de novo lending operation or branch location to generate new market growth.

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

All of our products and services are directly or indirectly related to the business of community banking and all of our activity is reported as one segment of operations. Therefore, revenues, profits and losses, and assets are all reported in one segment and represent our entire operations. We maintain a traditional retail and commercial banking business model and do not regularly employ or sell stand-alone derivative instruments to hedge our cash flow and fair value risks. As of March 1, 2015, we operated with 143 full-time equivalent (“FTE”) employees, including 16 FTE employed on a part time basis. As is common in the banking industry, none of our employees is covered by a collective bargaining agreement.

Regulation and Supervision

PSB Holdings, Inc. (“PSB”) and Peoples State Bank (“Peoples”) are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not stockholders. Legislation and related regulations promulgated by government agencies influence, among other things:

●	how, when, and where we may expand geographically;

●	into what product or service markets we may enter;

●	how we must manage our assets; and

●	under what circumstances money may or must flow between the parent bank holding company (PSB) and the subsidiary bank (Peoples).

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

Acquisitions of Banks

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

●	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

●	acquiring all or substantially all of the assets of any bank; or

●	merging or consolidating with any other bank holding company.

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

Change in Bank Control

Subject to various exceptions, The Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% (8% beginning January 1, 2015), and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately-capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% (6% beginning January 1, 2015) and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized. Finally, an adequately-capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement, consent order or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately-capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

●	prohibit capital distributions;

●	prohibit payment of management fees to a controlling person;

●	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

●	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

●	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

●	prohibit the acceptance of employee benefit plan deposits; and

●	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly-undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3% (4% beginning January 1, 2015), and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may, at the discretion of the bank’s primary federal regulator, also become subject to the following additional restrictions, which:

●	require the sale of enough capital stock so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

●	restrict affiliate transactions;

●	restrict interest rates paid on deposits;

●	further restrict growth, including a requirement that the bank reduce its total assets;

●	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

●	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

●	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

●	require prior approval of capital distributions by holding companies;

●	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

●	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

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

A “critically-undercapitalized” bank has a ratio of tangible equity to total assets that is equal to or less than 2%. In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly-undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

●	entering into material transactions other than in the ordinary course of business;

●	extending credit for any highly leveraged transaction;

●	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

●	making any material change in accounting methods;

●	engaging in certain types of transactions with affiliates;

●	paying excessive compensation or bonuses, including golden parachutes;

●	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

●	making principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized.

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

Allowance for Loan Losses (“ALLL”)

The ALLL represents one of the most significant estimates in Peoples’ financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan losses. “The Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL at a level appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis — Critical Accounting Policies.”

Commercial Real Estate Lending

On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

●	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

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

Other Regulations

Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

●	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

●	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

●	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents;

●	Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

●	sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, such as the following:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

As part of the overall conduct of the business, we must comply with:

●	privacy and data security laws and regulations at both the federal and state level; and

●	anti-money laundering laws, including the USA Patriot Act.

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

Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets (6% of risk-weighted assets beginning January 1, 2015). Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. Refer to Note 20 of the Notes to Consolidated Financial Statements for information on our current regulatory capital ratios at December 31, 2014.

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations as required by the Dodd-Frank Act. The new rules are effective for us on January 1, 2015 and include increases to the minimum regulatory capital ratios and introduction of a capital “buffer”. In addition, the definition of capital included in determination of regulatory capital ratios was changed. Lastly, the standardized approach for risk weighting assets was changed which increased the risk weights on certain higher risk assets, effectively requiring greater minimum levels of capital for those assets. The more significant changes impacting our regulatory capital ratios under the final rule include:

●	Beginning in 2016, and phased in through 2019, a new common equity to risk weighted assets Tier 1 capital ratio was introduced with a minimum ratio of 4.5% for capital adequacy. In general, common equity includes that represented by common stock and surplus and retained earnings less the majority of regulatory capital deductions.

●	The minimum for capital adequacy was increased for the Tier 1 to risk weighted assets ratio, from 4% to 6%.

●	A new “capital conservation buffer” equal to 2.5% of risk weighted assets above the minimum capital ratios for capital adequacy must now be considered before payment of certain executive compensation or distributions to shareholders or stock repurchases are allowed. The amount of payout as a percentage of eligible retained income based on the amount of the capital conservation buffer is shown in the table below:

Capital Conservation Buffer	Maximum Payout % of Eligible Retained Income

Less than or = .625%	0%
Less than or = 1.25% and greater than .625%	20%
Less than or = 1.875% and greater than 1.25%	40%
Less than or = 2.50% and greater than 1.875%	60%
Greater than 2.5%	no payment limit applies

●	Mortgage servicing rights and deferred tax assets are subject to more stringent limits and a 250% risk weighting.

●	Delinquent loans and certain “high volatility” commercial real estate development loans are subject to a 150% risk weighting (up from 100% weighting previously).

●	Unused commercial lines of credit or other commitments with an original maturity of one year or less are now subject to a 20% risk weighting (up from 0% risk weighting previously).

Our expected impact of the new regulatory capital framework is to increase risk weighted assets primarily from greater risk weights related to past due loan exposures, unused loan commitments, and construction and land development loans. Because we manage regulatory capital levels to remain above those to be considered well capitalized (rather than to simply to remain above those for capital adequacy) and because we intend to continue our historical cash dividend payments, our internally targeted regulatory capital minimums are 7.0% for common equity Tier 1 capital ratio (a new ratio), 6.5% for the Tier 1 leverage ratio (up from 5.0%), 8.5% for the Tier 1 risk weighted capital ratio (up from 6.0%), and 10.5% for the Tier 2 total risk weighted capital ratio (up from 10.0%). We continue to research the specific impacts on our regulatory capital levels and operations due to these changes but remained significantly above these new ratios upon implementation on January 1, 2015.

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

Payment of Dividends

PSB is a legal entity separate and distinct from Peoples. The principal source of PSB’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Peoples State Bank pays to PSB as Peoples State Bank’s sole shareholder. Statutory and regulatory limitations apply to Peoples’ payment of dividends to PSB as well as to PSB’s payment of dividends to its shareholders. If, in the opinion of the FDIC or WDFI, Peoples State Bank was engaged in or about to engage in an unsafe or unsound practice, the WDFI or FDIC could require that Peoples stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level, would be an unsafe and unsound banking practice. In addition, as noted previously, new capital rules that begin to phase in effective January 1, 2016 would prevent us from paying any cash dividends if regulatory capital ratios do not maintain at least some portion of the 2.5% capital conservation buffer (fully phased in during 2019) above those minimum ratios required to be considered adequately capitalized.

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

Restrictions on Transactions with Affiliates

PSB and Peoples are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

●	a bank’s loans or extensions of credit to affiliates;

●	a bank’s investment in affiliates;

●	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

●	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

●	a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

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

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if (1) its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and (2) the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

●	incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

●	incentive compensation arrangements should be compatible with effective controls and risk management; and

●	incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

As noted previously for payment of dividends, new rules effective January 1, 2016 will also limit certain executive compensation involving discretionary bonus payments if regulatory capital ratios do not maintain at least some portion of the 2.5% capital conservation buffer (fully phased in during 2019) above those minimum ratios required to be considered adequately capitalized.

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

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2014, approximately 46% of our loans were secured by commercial-based real estate and 36% of our loans receivable were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, within our markets will continue to adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably. The Dodd-Frank Act was enacted on July 21, 2010. The full implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations, and the underlying value of our stock. New regulatory capital rules called for by Dodd-Frank became effective for us on January 1, 2015 and are expected to decrease our regulatory capital ratios upon implementation, which could impact our ability to grow via merger and acquisition activities. The full effect of this legislation will not be even reasonably certain until all implementing regulations are promulgated, which could take several years in some cases.

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

Potential acquisitions may disrupt our business and dilute shareholder value.

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

●	potential exposure to unknown or contingent liabilities of the acquired company;

●	exposure to potential asset quality issues of the acquired company;

●	difficulty and expense of integrating the operations and personnel of the acquired company;

●	potential disruption to our business;

●	potential diversion of our management’s time and attention;

●	the possible loss of key employees and customers of the acquired company;

●	difficulty in estimating the value (including goodwill) of the acquired company;

●	difficulty in estimating the fair value of acquired assets, liabilities, and derivatives of the acquired company; and

●	potential changes in banking or tax laws or regulations that may affect the acquired company.

We may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, future mergers or acquisitions involving cash, or debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over the target’s book value or include a portion of goodwill “blue sky,” and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failure of a large national bank or series of other bank failures could deplete the insurance fund and reduced the ratio of reserves to insured depositors. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings if the number of bank failures were to increase.

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

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures, as well as senior subordinated notes. As of December 31, 2014, we had outstanding trust preferred securities and associated junior subordinated debentures with aggregate principal of $7.7 million, senior subordinated notes of $4 million, and a correspondent bank term senior note of $0.5 million.

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

There is no active public established trading market for PSB stock. As a result, investors may not be able to resell shares at the price or time they desire. In addition, because our shares are thinly traded, there is oftentimes a significant spread between the “bid” and “ask” prices for our shares, often ranging from 1% to 3% of the bid price. Lack of an active market and other factors limit, to some extent, our ability to raise capital by selling additional shares of our stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.       PROPERTIES.

Our administrative offices are housed in the same building as Peoples State Bank’s primary customer service location at 1905 Stewart Avenue in Wausau, Wisconsin, which was constructed in 2004. Our other Wisconsin branch locations, in the order they were first purchased or opened for business, include Rib Mountain, Wausau (Eastside), Eagle River (in the Trig’s grocery store), Rhinelander Anderson Street, Minocqua, Weston, Marathon City, and Rhinelander Lincoln Street. The branch in the Trig’s grocery store occupies leased space within the supermarket designed for community banking operations. We own the other eight locations without encumbrance, and these locations are occupied solely by us and are suitable for current operations.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

PSB common stock bid and ask prices are quoted on the OTC Markets Exchange under the stock symbol “PSBQ.” There is no active established public trading market in our common stock and transactions in the stock are limited and sporadic. Approximately 11% of average shares outstanding traded during 2014 compared to 7% during 2013 and 10% during 2012.

Although our primary focus is to preserve existing capital for growth, merger and acquisition activities, and new regulation which increases regulatory capital requirements, we periodically repurchase our shares of common stock on the open market or directly from shareholders. During 2014, we repurchased 27,244 shares of our common stock (1.6% of total average shares outstanding) at an average cost of $33.54 per share. During 2013, we repurchased 10,030 shares of our common stock (0.6% of total average shares outstanding) at an average cost of $26.78 per share. During 2012, we repurchased 10,210 shares of our common stock at an average cost of $25.68 per share (0.6% of total average shares outstanding).

Holders

As of December 31, 2014, there were 769 holders of record of our common stock. Some of our shares are held in “street” name brokerage accounts and the number of beneficial owners of these shares is not known and therefore not included in the foregoing number.

Dividends

We have paid regular and increasing dividends since our inception in 1995. We expect to continue our practice of paying semi-annual dividends on our common stock, although the payment of future dividends will continue to depend upon our earnings, capital requirements, financial condition, and other factors. The principal source of funds for our payment of dividends is dividend income received from our bank subsidiary. When declared, dividends are paid to all stockholders, including employees holding shares of unvested restricted stock as described in Item 8, Note 19 of the Notes to Consolidated Financial Statements. Payment of dividends by Peoples State Bank to PSB Holdings, Inc. is subject to various limitations under banking laws and regulations. To maintain regulatory capital ratios above the minimums to be considered “well capitalized”, the maximum amount of dividends that could have been paid by Peoples State Bank at December 31, 2014, was approximately $23 million. Furthermore, any Bank dividend distributions to PSB above customary or historical levels are subject to approval by the FDIC, the Bank’s primary federal regulator, and the Wisconsin Department of Financial Institutions, the Bank’s state regulator.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on our common stock for the periods indicated are:

	2014 Prices			2013 Prices
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$32.00	$30.10	$–	$28.10	$25.25	$–
2nd	$32.76	$31.75	$0.40	$29.60	$27.80	$0.39
3rd	$33.60	$32.10	$–	$31.50	$29.40	$–
4th	$36.15	$33.65	$0.40	$31.00	$29.75	$0.39

Prices detailed for the common stock represent the bid prices reported on the OTC Markets Exchange. The prices do not reflect retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

Item 6.       SELECTED FINANCIAL DATA.

Table 1: Earnings Summary and Selected Financial Data (dollars in thousands, except per share data)

Consolidated summary of earnings:
Years ended December 31,	2014	2013	2012	2011	2010

Total interest income	$26,618	$26,816	$27,244	$28,314	$29,665
Total interest expense	4,486	5,511	7,091	8,757	10,566

Net interest income	22,132	21,305	20,153	19,557	19,099
Provision for loan losses	560	4,015	785	1,390	1,795

Net interest income after loan loss provision	21,572	17,290	19,368	18,167	17,304
Total noninterest income	5,694	5,623	6,568	5,337	5,363
Total noninterest expense	17,920	16,506	17,392	15,778	15,925

Net income before income taxes	9,346	6,407	8,544	7,726	6,742
Provision for income taxes	2,906	1,663	2,535	2,421	1,988

Net income	$6,440	$4,744	$6,009	$5,305	$4,754

Consolidated summary balance sheets:
As of December 31,	2014	2013	2012	2011	2010

Cash and cash equivalents	$25,106	$31,522	$48,847	$38,205	$40,331
Securities	144,157	133,279	145,209	108,677	108,379
Total loans receivable, net of allowance	525,583	509,880	477,991	437,557	431,801
Premises and equipment, net	10,841	9,669	10,240	9,928	10,464
Cash surrender value of life insurance	13,230	12,826	11,813	11,406	10,899
Other assets	15,450	14,365	17,866	17,094	19,219

Total assets	$734,367	$711,541	$711,966	$622,867	$621,093

Total deposits	$622,951	$577,514	$565,442	$481,509	$465,257
FHLB advances	20,271	38,049	50,124	50,124	57,434
Other borrowings	10,324	20,441	20,728	19,691	31,511
Senior subordinated notes	4,000	4,000	7,000	7,000	7,000
Junior subordinated debentures	7,732	7,732	7,732	7,732	7,732
Other liabilities	7,628	7,052	6,493	6,449	5,469
Stockholders’ equity	61,461	56,753	54,447	50,362	46,690

Total liabilities and stockholders’ equity	$734,367	$711,541	$711,966	$622,867	$621,093

Performance ratios:	2014	2013	2012	2011	2010

Basic earnings per share	$3.90	$2.87	$3.61	$3.21	$2.89
Diluted earnings per share	$3.90	$2.87	$3.61	$3.21	$2.89
Common dividends declared per share	$0.80	$0.78	$0.74	$0.71	$0.69
Dividend payout ratio	20.43%	27.17%	20.75%	22.02%	23.73%
Tangible net book value per share at year-end	$37.52	$34.36	$32.93	$30.44	$28.43
Average common shares outstanding	1,651,045	1,652,700	1,663,147	1,652,861	1,642,469

Return on average stockholders’ equity	10.75%	8.37%	11.33%	10.78%	10.59%
Return on average assets	0.90%	0.68%	0.91%	0.87%	0.79%
Net interest margin (tax adjusted)	3.38%	3.38%	3.41%	3.55%	3.51%
Net loan charge-offs to average loans	0.18%	0.92%	0.28%	0.32%	0.33%
Noninterest income to average assets	0.79%	0.81%	1.00%	0.88%	0.89%
Noninterest income to tax adjusted net interest margin	24.70%	25.25%	31.23%	26.29%	26.93%

Efficiency ratio (tax adjusted)	62.33%	59.17%	63.02%	61.55%	63.01%
Salaries and benefits expense to average assets	1.37%	1.31%	1.39%	1.37%	1.40%
Other expenses to average assets	1.12%	1.07%	1.25%	1.23%	1.23%
FTE employees at year-end	143	131	131	124	126
Non-performing loans to gross loans at year-end	2.40%	1.67%	2.20%	3.19%	2.60%
Allowance for loan losses to loans at year-end	1.20%	1.31%	1.53%	1.78%	1.81%
Allowance for loan losses to non-performing loans	50.22%	78.52%	69.55%	55.80%	69.62%
Average common equity to average assets	8.34%	8.16%	8.04%	8.11%	7.43%
Non-performing assets to common equity and allowance for loan losses at year-end	21.25%	16.35%	20.13%	30.67%	29.99%

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis (“MD&A”) reviews significant factors with respect to our financial condition and results of our operations for each of the three years in the period ended December 31, 2014. The following MD&A concerning our operations is intended to satisfy three principal objectives:

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

EXECUTIVE LEVEL OVERVIEW

Results of Operations

Earnings reached a record high of $3.90 per share (on net income of $6,440) during 2014 compared to earnings of $2.87 per share (on net income of $4,744) during 2013, an increase of 36% per share. Earnings in 2014 benefited from significantly lower provision for loan losses expense compared 2013, which included a $3,340 credit write-down related to customer fraud. However, 2014 included $371 of merger and acquisition expense on the purchase of the Northwoods National Bank, Rhinelander, Wisconsin branch of The Baraboo National Bank (“Northwoods Rhinelander”). As shown in Table 2, excluding these non-recurring items and other gains and losses, proforma 2014 earnings would have been $4.06 per share (on proforma net income of $6,698), compared to proforma 2013 earnings of $3.91 per share (on proforma net income of $6,463), an increase of 4% per share. Compared to 2013 before special items, an $827 increase in net interest income due to asset growth and a $310 decline in 2014 credit costs, down 28%, offset an $824 increase in operating costs, up 5%.

During 2015, we expect net interest income to increase slightly compared to 2014 on slower loan growth with similar net interest margin. Mortgage banking revenue is also expected to increase over 2014 on an improving local real estate market and continued increase in market share. Operating expenses are anticipated to grow an inflationary amount. In addition, an accelerated stock buyback program during 2015 is expected to support earnings per share growth. Taken together, 2015 earnings per share are expected to increase slightly from 2014 earnings of $3.90 per share but could be negatively impacted by an increase in short-term interest rates by the Federal Reserve expected to occur during 2015 which could reduce net interest margin.

Earnings declined during 2013 to $2.87 per share (on net income of $4,744) compared to earnings in 2012 of $3.61 per share (on net income of $6,009), a decrease of 21% per share. Earnings during 2013 and 2012 were significantly impacted by special items including a $3,340 credit write-down related to customer fraud during 2013 and nonrecurring income and expense from our acquisition of Marathon State Bank during 2012. As shown in Table 2, excluding non-recurring items and other gains and losses, proforma 2013 earnings per share would have been $3.91 (on proforma net income of $6,463), compared to proforma 2012 earnings of $3.48 per share (on proforma net income of $5,783), an increase of 12% per share. Increased 2013 proforma earnings were driven by increased net interest income on earning assets during 2013 compared to 2012.

Earnings reached a then record high of $3.61 per share in 2012 (on net income of $6,009) compared to earnings of $3.21 per share in 2011 (on net income of $5,305), an increase of 13% per share. Earnings benefited significantly from the acquisition of Marathon State Bank in June 2012, and approximately $463, or 66%, of the 2012 increase in net income over 2011 was due to the purchase of Marathon. We recorded an $851 gain on bargain purchase of Marathon ($726 after tax effects), but also incurred $670 of data conversion expense and professional fees due to the merger ($498 after tax effects) during 2012. Excluding these non-recurring items associated with the Marathon acquisition and other items as shown in Table 2, proforma earnings per share would have been $3.48 per share during 2012 (on proforma net income of $5,783), an increase of 9% per share over proforma 2011 earnings of $3.19 per share (on proforma net income of $5,277).

Credit Quality

During 2014, the total provision for loan losses and loss on foreclosed assets (“credit costs”) were $793, compared to $4,443 during 2013. The 2013 credit costs included a $3,340 provision for loan losses due to the write down of a loan to a grain commodities dealer who was discovered to have misrepresented financial statements, inventory records, and federal warehouse receipts taken as collateral in a fraud that impacted several banks. Total credit costs before the large grain loss were $1,103 in 2013 compared to $793 in 2014, a decline of $310, down 28% on a proforma basis. Total 2014 net loan charge-offs were .18% of average loans outstanding compared to .92% of average loans (.26% excluding the large grain charge-off) during 2013. During 2014, nonperforming assets increased $4,034, or 39%, led by a $3,092 increase in performing but restructured loans on the addition of a $2,775 restructured municipal loan. Total nonperforming assets were $14,423, or 1.96%, of total assets at December 31, 2014 compared $10,389, or 1.46% of total assets at December 31, 2013.

During 2015, total credit costs are expected to remain similar to those during 2014 as loss on foreclosed assets is expected to decline slightly due to a smaller inventory of foreclosed assets and projected lower write-down of foreclosed asset values compared to 2014, while the provision for loan losses is expected to increase slightly due to loan growth. However, we continue to work through existing problem loans and foreclosed assets with uncertain outcomes, which could increase nonperforming assets and credit and foreclosure costs greater than expected, negatively impacting 2015 net income.

During 2013, the total provision for loan losses and loss on foreclosed assets were $4,443, which included the $3,340 large grain loan loss. Total credit costs before the large grain loss were $1,103 compared to $1,358 during 2012. Total 2013 net loan charge-offs were ..92% of average loans outstanding (.26% excluding the large grain charge-off) compared to .28% during 2012. During 2013, nonperforming assets declined $2,065, or 17%, led by a decline in restructured loans accruing interest while nonaccrual loans also declined slightly. Total nonperforming assets were $10,389, or 1.46%, of total assets at December 31, 2013 compared to $12,454, or 1.75%, of total assets at December 31, 2012.

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

Asset Growth and Liquidity

Total assets were $734,367 at December 31, 2014 compared to $711,541 at December 31, 2013, up $22,826, or 3.2%, due to an increase in net loans receivable of $15,703, up 3.1%. The loan increase included $16,591 of purchased Northwoods branch loans held at December 31, 2014, and an $888 decline in existing market loans year to date. In addition to loan growth, a $10,878 increase in investment securities was primarily funded by a $6,416 decline in cash and cash equivalents during the year ended December 31, 2014. Total local deposits increased $52,658 during the year ended December 31, 2014 due in part to $33,054 in purchased Northwoods branch deposits retained at December 31, 2014 (approximately 82% of the original purchased deposits) with other existing market deposits increasing $19,604, or 3.8% since December 31, 2013. In addition to funding loan growth, the increase in total deposits was used to repay $32,999 of wholesale funding year to date. Wholesale funding (including brokered certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements) was $75,909 (10.3% of total assets) at December 31, 2014 compared to $108,908 (15.3% of total assets) at December 31, 2013. During 2015, loan growth is expected to increase slightly on increased customer demand but be limited by a very competitive lending market, which could reduce net interest margins. A decline in loan growth or in net interest margin compared to 2014 would likely reduce net interest income, negatively impacting 2015 net income.

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

Our most significant sources of liquidity and wholesale funding include federal funds purchased from correspondent banks, FHLB advances, brokered and national certificates of deposit, and Federal Discount Window advances. In addition to our existing $25,106 in cash and cash equivalents at December 31, 2014, we have $347,823 of unused funding available at December 31, 2014, which is considered adequate to meet customer, operational, and growth needs during 2015. Most of our wholesale funding sources require either pledging of assets, maintenance of well-capitalized regulatory status, or additional purchases of FHLB capital stock (or all of these items) to continue or expand participation in the funding program. In particular, $138,881 of potential FHLB advance funding considered available at December 31, 2014, would require additional purchase of up to $4,388 of additional FHLB capital stock, which pays a nominal dividend and for which no trading market exists.

Capital Resources

During the year ended December 31, 2014, stockholders’ equity increased $4,708 primarily from $5,124 of retained net income during the period after payment of $1,316 in shareholder dividends. During 2014, the company repurchased 27,244 shares of common stock at an average cost of $33.54 per share which reduced equity $913, while 10,030 shares were repurchased at an average cost of $26.78 per share during the year ended December 31, 2013 which reduced equity $269. PSB intends to continue its quarterly stock buyback plan during 2015 quarter with shares purchased directly from shareholders or on the open market at prevailing prices as opportunities arise. All other increases to stockholders’ equity during 2014 total $497 including a $288 increase in other comprehensive income.

Tangible net book value increased to $37.52 per share at December 31, 2014, compared to $34.36 per share at December 31, 2013, an increase of 9.2%. Our stockholders’ equity to assets ratio increased to 8.37% at December 31, 2014 compared to 7.98% at December 31, 2013 due to increased retained earnings with modest asset growth during 2014. For regulatory purposes, the $7.7 million junior subordinated debentures maturing September 2035 reflected as debt on the Consolidated Balance Sheet are reclassified as Tier 1 regulatory equity capital. PSB’s subsidiary, Peoples State Bank, was considered “well capitalized” under banking regulations at December 31, 2014.

In July 2013, the banking regulatory agencies finalized new regulatory rules applicable to all banks which were described previously in Item 1 to this Annual Report on Form 10-K under the subheading Capital Adequacy. The new rules expand the number of capital measurements and the new minimums over which a bank may pay dividends, certain executive compensation, or be considered adequately capitalized. Other changes addressed the amount of capital required on a “risk adjusted” basis for certain assets and other obligations. The new rules were effective on January 1, 2015, with an extended implementation period for certain measures. We expect regulatory capital ratios to be negatively impacted when the changes are fully implemented, but do not expect to issue additional common stock solely to meet the new requirements or that recurring operations or growth potential will be significantly impacted.

During 2015, we expect to continue payment of our semi-annual cash dividend assuming continued profits and adequate regulatory capital ratios after consideration of risk, new regulatory capital demands, and growth potential. Because our primary growth focus is on market and core deposit expansion via merger and acquisition of other banks with relatively low credit risk profiles and near our current markets, we could retain capital for potential acquisitions. However, if value added merger and acquisition options do not materialize in the near term, we expect to expand our repurchase of treasury stock on the open market under a discretionary buyback program. Stock buybacks would decrease existing capital ratios but would be expected to increase current earnings or net book value per share. Any future growth through merger and acquisition activities should be expected to drain excess capital levels and could increase the likelihood of a new common or preferred stock capital raise, potentially diluting existing stockholders.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

Our largest volume off-balance sheet activity involves our servicing of payments and related collection activities on $279,865 of residential 1 to 4 family mortgages sold to FHLB and FNMA at December 31, 2014, up $7,585, or 2.8%, from $272,280 at December 31, 2013, which was up 1.0% from $269,554 at December 31, 2012. In general, we are paid an annualized servicing fee of .25% of serviced principal which is recorded as a component of mortgage banking revenue. We expect to see lower mortgage refinance activity during 2015 and serviced mortgage loan principal is likely to grow at a slower pace than seen during 2014.

At December 31, 2014, we have provided a credit enhancement against FHLB loss on $18,834, or 6.7%, of the serviced principal, up to a maximum guarantee of $949 in the aggregate. However, we would incur such loss only if the FHLB first lost $1,412 on this loan pool as part of their “First Loss Account”. We have not provided a credit enhancement guarantee on any loans sold to the FHLB since prior to 2009 and we have no intentions of originating future loans with the guarantee. Loan pools containing our guarantees were originated during 2000 through 2008 and have incurred cumulative life to date principal losses of $631 out of $424,452 of loan principal originated with guarantees, all of which has been borne by the FHLB within their First Loss Account. We do not maintain any recourse liability for credit enhancement guarantee losses because we do not expect to incur any significant future losses under this guarantee.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations even if we had not provided a credit enhancement on the mortgage. Provision for representation and warranty losses were $8, $294, and $0 during 2014, 2013, and 2012, respectively. We maintained a reserve liability for potential future representation and warranty losses of $85 at December 31, 2014.

We provide various commitments to extend credit for both commercial and consumer purposes totaling approximately $124 million at December 31, 2014 compared to $119 million at December 31, 2013 and $105 million at December 31, 2012. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Our primary long-term contractual obligations are related to repayment of funding sources such as FHLB advances, long-term other borrowings, and customer time deposits, which make up 93% of our total long-term contractual obligations. For all contractual obligations outstanding at December 31, 2014, $94 million, or 44%, will require repayment, or extension through refinancing, during 2015, including $10 million of FHLB advances and $84 million of time deposits, both of which are regularly renewed in the normal course of business.

We offer certain high credit quality customers fixed interest rate swaps to hedge their risk on variable rate commercial real estate loans with us. Fixed interest rate swaps sold to customers (in which we pay a variable rate and receive a fixed rate) are simultaneously offset by our purchase of a variable interest rate swap from a correspondent bank (in which we pay a fixed rate and receive a variable rate). Such swap sale programs are often referred to “back to back” interest rate swaps as the resulting fixed interest rate risk with our customer is offset by our variable interest rate risk with our counterparty. At December 31, 2014 and 2013, there were $13,646 and $14,323, respectively, in back to back swaps outstanding with variable rate commercial real estate loan customers.

RESULTS OF OPERATIONS

Earnings

Table 1 of Item 6 of this Annual Report on Form 10-K presents various financial performance ratios and measures for each of the five years in the period ended December 31, 2014. A number of separate or nonrecurring factors impacted our earnings during this period. Table 2 presents our net income for each of the five years in the period ended December 31, 2014, before certain tax-adjusted nonrecurring income and expense items.

Table 2: Summary Operating Income

	Year ended December 31,
($000s)	2014	2013	2012	2011	2010

Net income before special items, net of tax	$6,698	$6,463	$5,783	$5,277	$4,770

Net gain (loss) on sale of assets:

Net gain (loss) on write-down and sale of securities	2	7	–	19	(12)
Net gain (loss) on sale of premises and equipment	(35)	–	(2)	9	(4)
Net loss on sale of credit card loan principal	–	(19)	–	–	–

Total net gain (loss) on sale of assets, net of tax	(33)	(12)	(2)	28	(16)

Large grain customer fraud credit loss:

Provision for grain credit loss	–	(2,031)	–	–	–
Grain credit loss legal and collection expense	–	(27)	–	–	–
Reduced employee benefits related to grain credit loss	–	278	–	–	–

Total large grain customer fraud credit loss, net of tax	–	(1,780)	–	–	–

Nonrecurring merger and acquisition income (expense):

Gain on bargain purchase	–	–	726	–	–
Merger and acquisition professional expense	(89)	–	(233)	–	–
Data processing conversion expense	(136)	–	(265)	–	–
Benefit from amendment of acquired bank tax returns	–	73		–	–

Total nonrecurring merger and acquisition income, net of tax	(225)	73	228	–	–

Net income as reported	$6,440	$4,744	$6,009	$5,305	$4,754

Diluted earnings per share before special items	$4.06	$3.91	$3.48	$3.19	$2.90
Diluted earnings per share as reported	$3.90	$2.87	$3.61	$3.21	$2.89

2014 compared to 2013

Earnings per share increased 35.9% during 2014 to $3.90 per share compared to earnings of $2.87 per share during 2013. Prior year earnings were reduced $1,780 after tax benefits from a fraudulent large grain credit write-down. During 2014, earnings were also impacted by merger and conversion costs related to our purchase of Northwoods Rhinelander. Table 2 above outlines these significant nonrecurring items and displays proforma 2014 net income before these items of $6,698 ($4.06 per share) compared to proforma net income of $6,463 ($3.91 per share) during 2013, an increase of 3.8% per share. Return on average assets was .90% (.93% before the special items outlined in Table 2) and .68% (.93% before the special items) during 2014 and 2013, respectively. Return on average stockholders’ equity was 10.75% (11.18% before the special items outlined in Table 2) and 8.37% (11.40% before the special items) during 2014 and 2013, respectively. Compared to the prior year before the special items, an $827 increase in net interest income due to asset growth and a $310 decline in 2014 credit costs, down 28%, offset an $824 increase in operating costs, up 5%.

During 2015, we expect net interest margin to remain similar to that seen during 2014 but for loan growth to be challenging. Total noninterest income and noninterest expense are expected to increase similar amounts, resulting in net operating expense to be similar to 2014. Because 2015 earnings growth is likely to be dependent on loan growth and stable net interest margin, strong levels of competition amount lenders in our market and the timing of an expected increase in short-term interest rates by the Federal Reserve Open Markets Committee could have a negative impact on 2015 net income.

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

2012 compared to 2011

Earnings were a then record high $3.61 per diluted share during 2012 but were significantly impacted by non-recurring income and expense associated with the purchase of Marathon State Bank during 2012. An $851 gain on the purchase was recorded, which increased net income $726 after tax expense. Separately, we incurred $233 of merger and acquisition legal and other professional fees which reduced net income $233 after taxes as such costs were treated as an adjustment to the Marathon cost basis under tax rules and were therefore not deductible. Lastly, we incurred $438 of data conversion expense associated with placing Marathon customer and account information on our operating system, which reduced net income $265 after tax benefits. As shown in Table 2, diluted earnings per share before special items were $3.48 during 2012 compared to $3.19 during 2011, an increase of 9.1%. Return on average assets was .91% (.88% before the special items outlined in Table 2) and .87% during 2012 and 2011, respectively. Return on average stockholders’ equity was 11.33% (10.91% before the special items outlined in Table 2) and 10.78% during 2012 and 2011, respectively.

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

Table 3 presents changes in the mix of average earning assets and interest bearing liabilities for the three years ending December 31, 2014. In general, net interest income earned on loans funded by savings and demand deposits is greater than that earned on securities funded by time deposits. Therefore, a balance sheet that contains a growing allocation of loans funded by a growing allocation of savings and demand deposits would normally provide greater net interest income than a growing allocation of securities funded by a growing allocation of time deposits.

Table 3: Mix of Average Interest Earning Assets and Average Interest Bearing Liabilities

Year ending December 31,	2014	2013	2012

Loans	76.8%	77.1%	75.0%
Taxable securities	12.9%	12.6%	14.9%
Tax-exempt securities	7.9%	8.1%	6.8%
FHLB stock	0.4%	0.5%	0.5%
Other	2.0%	1.7%	2.8%

Total interest earning assets	100.0%	100.0%	100.0%

Savings and demand deposits	32.3%	31.4%	29.4%
Money market deposits	25.3%	22.1%	21.0%
Time deposits	31.2%	29.9%	33.5%
FHLB advances	5.7%	10.4%	9.7%
Other borrowings	3.4%	4.0%	3.6%
Senior subordinated notes	0.7%	0.8%	1.3%
Junior subordinated debentures	1.4%	1.4%	1.5%

Total interest bearing liabilities	100.0%	100.0%	100.0%

Tables 4, 5, and 6 present average balance sheet data and related average interest rates on a tax equivalent basis and the impact of changes in the earnings assets base for the three years in the period ended December 31.

Table 4: Average Balances and Interest Rates

	2014			2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)(2)(3)	$523,712	$22,784	4.35%	$508,454	$23,316	4.59%	$462,237	$23,667	5.12%
Taxable securities	87,930	2,398	2.73%	83,049	2,098	2.53%	91,747	2,402	2.62%
Tax-exempt securities(2)	53,822	2,279	4.23%	53,549	2,289	4.27%	41,825	1,959	4.68%
FHLB stock	2,556	13	0.51%	3,138	14	0.45%	2,817	9	0.32%
Other	14,208	69	0.49%	11,542	67	0.58%	17,445	82	0.47%

Total(2)	682,228	27,543	4.04%	659,732	27,784	4.21%	616,071	28,119	4.56%

Non-interest-earning assets:
Cash and due from banks	10,410			10,476			17,979
Premises and equipment, net	10,579			9,935			10,078
Cash surrender value life insurance	13,014			12,257			11,597
Other assets	9,434			9,557			11,427
Allowance for loan losses	(6,821)			(7,426)			(7,799)

Total	$718,844			$694,531			$659,353

Liabilities & stockholders’ equity
Interest-bearing liabilities:
Savings and demand deposits	$179,449	$296	0.16%	$172,249	$383	0.22%	$154,428	$782	0.51%
Money market deposits	140,248	368	0.26%	121,351	406	0.33%	110,587	586	0.53%
Time deposits	172,784	2,171	1.26%	164,392	2,262	1.38%	176,187	2,793	1.59%
FHLB borrowings	31,591	601	1.90%	57,035	1,285	2.25%	50,941	1,414	2.78%
Other borrowings	18,649	560	3.00%	21,862	650	2.97%	19,190	596	3.11%
Senior subordinated notes	4,000	150	3.75%	4,600	184	4.00%	7,000	578	8.26%
Junior subordinated debentures	7,732	340	4.40%	7,732	341	4.41%	7,732	342	4.42%

Total	554,453	4,486	0.81%	549,221	5,511	1.00%	526,065	7,091	1.35%

Non-interest-bearing liabilities:
Demand deposits	97,884			82,506			73,135
Other liabilities	6,583			6,117			7,128
Stockholders’ equity	59,924			56,687			53,025

Total	$718,844			$694,531			$659,353

Net interest income		$23,057			$22,273			$21,028
Rate spread			3.23%			3.21%			3.21%
Net yield on interest-earning assets			3.38%			3.38%			3.41%

(1) Nonaccrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3) Loan fees are included in total interest income as follows: 2014 - $391, 2013 - $522, 2012 - $724.

Table 5: Interest Income and Expense Volume and Rate Analysis

	2014 compared to 2013			2013 compared to 2012
	increase (decrease) due to (1)			increase (decrease) due to (1)
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans(2)	$664	$(1,196)	$(532)	$2,121	$(2,472)	$(351)
Taxable securities	133	167	300	(220)	(84)	(304)
Tax-exempt securities(2)	12	(22)	(10)	501	(171)	330
FHLB stock	(3)	2	(1)	1	4	5
Other interest income	13	(11)	2	(34)	19	(15)

Total	819	(1,060)	(241)	2,369	(2,704)	(335)

Interest paid on:
Savings and demand deposits	12	(99)	(87)	39	(438)	(399)
Money market deposits	49	(87)	(38)	36	(216)	(180)
Time deposits	106	(197)	(91)	(163)	(368)	(531)
FHLB borrowings	(483)	(201)	(684)	137	(266)	(129)
Other borrowings	(96)	6	(90)	79	(25)	54
Senior subordinated notes	(23)	(11)	(34)	(96)	(298)	(394)
Junior subordinated debentures	–	(1)	(1)	–	(1)	(1)

Total	(435)	(590)	(1,025)	32	(1,612)	(1,580)

Net interest earnings	$1,254	$(470)	$784	$2,337	$(1,092)	$1,245

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 6: Yield on Earning Assets

Year ended December 31,	2014		2013		2012
	Yield	Change	Yield	Change	Yield	Change

Yield on earning assets	4.04%	-0.17%	4.21%	-0.35%	4.56%	-0.52%

Effective rate on all liabilities as a percent of earning assets	0.66%	-0.17%	0.83%	-0.32%	1.15%	-0.38%

Net yield on earning assets	3.38%	0.00%	3.38%	-0.03%	3.41%	-0.14%

2014 compared to 2013

During the year ended December 31, tax adjusted net interest income totaled $23,057 (on net margin of 3.38%) during 2014 and $22,273 (3.38%) during 2013, up $784, or 3.5%. During 2014, net interest income increased $1,254 from higher asset volume (on the purchase of Northwoods Rhinelander in April 2014), offsetting a $470 reduction to net interest income from changes in loan yields and funding costs. The decrease in asset yields and interest bearing funding costs during 2014 compared to the prior year was less than that seen during the prior 2 years, as asset and funding costs settled into current market interest rate levels following several years of falling interest rates. Both yield on earning assets and rate paid on liabilities declined .17% during 2014 compared to 2013. Since the 2014 effective rate on interest bearing liabilities of .66% of earning assets is near a functional rate floor of 0%, a continued prolonged period of low rates or a decline in rates would negatively impact net interest income as asset yields would fall faster than funding costs.

Repayment or refinance of maturing high cost FHLB advances during 2014 was a significant contributor to increased net interest income. Reduced FHLB advance interest expense contributed to 87% of the increase in net interest income during the year ended December 31, 2014 compared to 2013. Interest expense savings from maturing high cost wholesale funding will decline significantly during 2015 compared to 2014. Therefore, continued declines in loan yields may decrease net interest margin or reduce net interest income during 2015, particularly if loan growth does not materialize.

During 2014, net interest margin benefited from interest rate floors on certain commercial-related loans and retail residential home equity lines of credit. The coupon rate on approximately $69 million, or 13.0%, of gross loans at December 31, 2014 was supported by an average interest rate floor approximately 111 basis points greater than the normal adjustable rate. If current interest rate levels were assumed to remain the same, the annualized increase to net interest income and net interest margin was approximately $762 and .11%, respectively, based on those existing loan floors and average total earning assets during the year ended December 31, 2014. During a period of rising short-term interest rates, we expect average funding costs (which are not currently subject to contractual caps on the interest rate) to rise while the yield on loans with interest rate floors would remain the same until those loans’ adjustable rate index caused coupon rates to exceed the loan rate floor. The speed in which short-term interest rates increase is expected to have a significant impact on net interest income from loans with interest rate floors. Quickly rising short-term rates would allow adjustable rate loans with floors to reprice to rates above the floor more quickly, impacting net interest income less adversely than if short-term rates rose slowly or deliberately.

Because a future increase in short-term funding rates could cause a mismatch between floating rate loan yields and short-term funding costs due to existing interest rate floors, such positions are modeled and reviewed as part of our asset-liability management strategy each quarter. Current interest rate simulations based on more extreme rate scenarios such as short-term rates up 500 basis points combined with a flattening of the yield curve during a 24 month period could reduce net interest income by 4.9% to 7.0% ($676 to $962 after tax impacts) per year during the first two years of the rate increase. Refer to Table 9 for projected net interest income percentage changes under other rate change scenarios. We seek to minimize this interest rate risk exposure in part by maintaining the fixed rate period of wholesale funding longer than the average term for local deposit funding. Wholesale funding is approximately 10% of total assets and carried an approximately 27 month weighted average fixed rate remaining term as of December 31, 2014.

The Dodd-Frank Wall Street Reform Act of 2010 repealed the prohibition on paying interest on commercial checking accounts. We currently provide an earnings credit against account fees in lieu of an interest payment and do not expect costs to increase because of this change in the short term. Despite the law change, we do not promote an interest bearing commercial checking account at this time. However, the change could have greater long-term implications as competitor banks begin to use premium interest rate levels on commercial deposits in attempts to raise deposits in coming years.

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

Our overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 7 represents our earnings sensitivity to changes in interest rates at December 31, 2014. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment, particularly during periods when the interest yield curve is flattening or steepening. The following repricing methodologies should be noted:

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

Table 7 reflects a liability sensitive (“negative”) gap position during as of December 31, 2014, with a cumulative one-year gap ratio of 98.2% compared to a “negative” gap (liability sensitive position) of 85.4% at December 31, 2013. In general, a current negative gap position would be favorable in a falling rate environment, but unfavorable in a rising rate environment. However, net interest income is impacted not only by the timing of product repricing, but the extent of the change in pricing which could be severely limited from local competitive pressures. This factor can result in changes to net interest income from changing interest rates different than expected from review of the gap table.

Table 7: Interest Rate Sensitivity Analysis

	December 31, 2014
(dollars in thousands)	0-90 Days	91-180 days	181-365 days	1-2 yrs.	Beyond. 2-5 yrs.	Beyond 5 yrs.	Total

Earning assets:
Loans	$182,741	$42,500	$67,859	$84,770	$117,632	$36,590	$532,092
Securities	9,604	6,228	9,995	22,317	51,267	44,746	144,157
FHLB stock						2,556	2,556
CSV bank-owned life insurance						13,230	13,230
Other earning assets	8,225	496	1,736				10,457

Total	$200,570	$49,224	$79,590	$107,087	$168,899	$97,122	$702,492
Cumulative rate sensitive assets	$200,570	$249,794	$329,384	$436,471	$605,370	$702,492

Interest-bearing liabilities
Interest-bearing deposits	$96,547	$25,399	$198,627	$26,977	$60,473	$100,125	$508,148
FHLB advances	10,000				10,271		20,271
Other borrowings	4,824				5,500		10,324
Senior subordinated notes					4,000		4,000
Junior subordinated debentures					7,732		7,732

Total	$111,371	$25,399	$198,627	$26,977	$87,976	$100,125	$550,475
Cumulative interest sensitive liabilities	$111,371	$136,770	$335,397	$362,374	$450,350	$550,475

Interest sensitivity gap for the individual period	$89,199	$23,825	$(119,037)	$80,110	$80,923	$(3,003)
Ratio of rate sensitive assets to rate sensitive liabilities for the individual period	180.1%	193.8%	40.1%	397.0%	192.0%	97.0%

Cumulative interest sensitivity gap	$89,199	$113,024	$(6,013)	$74,097	$155,020	$152,017
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	180.1%	182.6%	98.2%	120.4%	134.4%	127.6%

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

Table 8: Net Interest Margin Rate Simulation Impacts

As of December 31:	2014	2013	2012

Cumulative 1 year gap ratio
Base	98%	85%	94%
Up 200	95%	82%	89%
Down 200	100%	87%	95%

Change in Net Interest Income – Year 1
Up 200 during the year	-4.2%	-2.8%	-1.4%
Down 200 during the year	-0.4%	-0.1%	0.4%

Change in Net Interest Income – Year 2
No rate change (base case)	-1.0%	0.8%	-2.5%
Following up 200 in year 1	-3.0%	-0.2%	-2.8%
Following down 200 in year 1	-5.1%	-2.4%	-3.8%

Note: Simulations reflect net interest income changes from a down 100 basis point scenario, rather than a down 200 basis point scenario, reflecting functional interest floors in the current low rate environment.

To assess whether interest rate sensitivity beyond one year helps mitigate or exacerbate the short-term rate sensitive position, a quarterly measure of core funding utilization is made. Core funding is defined as liabilities with a maturity in excess of 60 months and capital. Core deposits including DDA, NOW, and non-maturity savings accounts (except high yield NOW such as Rewards Checking deposits and money market accounts) are also considered core long-term funding sources. The core funding utilization ratio is defined as assets that reprice in excess of 60 months divided by core funding. Our target for the core funding utilization ratio is to remain at 80% or below given the same 200 basis point changes in rates that apply to the guidelines for interest rate risk limits exposure described previously. Our core funding utilization ratio after a projected 200 basis point increase in rates was 50.8% at December 31, 2014 compared to 53.8% and 60.5% at December 31, 2013 and 2012, respectively.

At December 31, 2014, internal interest rate simulations that project the impact of interest rate on our net interest income estimated that income is projected to decline in both rising and falling rate scenarios. Changes that maintain the current shape of the yield curve (often referred to as “parallel yield curve shifts”) estimated relatively modest projected reductions to future years’ net interest income. The impact of various rate simulations on projected “base” net interest income are shown in Table 9 below. However, if interest rates were to increase more quickly than anticipated and if the yield curve flattened at the same time, such as in a “flat up 500 basis point” change occurring during year 1, net interest income would decline during the first two years of the simulation in amounts ranging from 4.9% in year 1 to a decline of 7.0% in year 2 of the base simulation’s net interest income ($1,116 in year 1 and $1,588 in year 2). When the yield curve flattens, repriced short-term funding cost, such as for terms of one year or less increases, while maturing fixed rate balloon loans, such as with terms from 3 to 5 years, increase much less. During flattening periods, assets and liabilities may reprice at the same time but to a much different extent. At December 31, 2013, similar “flat up 500 basis point” projections indicated net interest income would decline during the first two years of the simulation in amounts ranging from 6.0% in year 1 to 12.7% in year 2 of the base simulation’s net interest income.

Although the flat up 500 basis points simulation is projected to negatively impact net interest income during the first two years of the simulation, we also have risk to a prolonged period of low or falling rates in the already low rate environment beginning in year 2 of a falling rate scenario. In this situation, loan and security yields continue to decline while funding costs reach effective lows, reducing net interest margin, particularly if average credit spreads were to decline in response to heighted market competition for new borrowers.

Table 9: Projected Changes To Net Interest Income Under Various Rate Change Simulations

	During next 12M	During next 24M	During next 24M	During next 24M
	Down 100 bp	Flat up 200 bp	Parallel up 400 bp	Flat up 500 bp

Year 1	-0.4%	-4.6%	-3.9%	-4.9%
Year 2	-4.1%	-4.5%	-4.8%	-7.0%
Year 3	-7.7%	-0.6%	1.4%	-0.4%
Year 4	-10.5%	5.2%	15.7%	15.0%
Year 5	-12.0%	8.6%	30.5%	31.7%

Consistent with market expectations, we believe short-term interest rates will begin to increase during the second half of 2015 in response to Federal Reserve actions to increase their discount rate. However, rate increases are expected to be measured and modest, approximating the “flat up 200 bp” scenario shown in Table 9 above. We consider a falling rate scenario such as that shown above for “down 100 bp” to be unlikely.

Noninterest Income

Table 10 presents a common size income statement showing the changing mix of income and expense relative to traditional loan and deposit product net interest income (before tax adjustment) for the five years ending December 31, 2014. This analysis highlights the reliance on, or diversification of, noninterest or fee income to net interest income.

Table 10: Summary of Earnings as a Percent of Net Interest Income

	2014	2013	2012	2011	2010

Net interest income	100.0%	100.0%	100.0%	100.0%	100.0%
Provision for loan losses	2.5%	18.8%	3.9%	7.1%	9.4%

Net interest income after loan loss provision	97.5%	81.2%	96.1%	92.9%	90.6%
Total noninterest income	25.7%	26.4%	32.6%	27.3%	28.1%
Total noninterest expenses	81.0%	77.5%	86.3%	80.7%	83.4%

Net income before income taxes	42.2%	30.1%	42.4%	39.5%	35.3%
Provision for income taxes	13.1%	7.8%	12.6%	12.4%	10.4%

Net income	29.1%	22.3%	29.8%	27.1%	24.9%

Table 11 presents a breakdown of the components of noninterest income during the three years ended December 31.

Table 11: Noninterest Income

	2014		2013		2012
		% of pre-tax		% of pre-tax		% of pre-tax
Years Ended December 31,	Amount	Income	Amount	Income	Amount	Income

Service fees	$1,656	17.72%	$1,580	24.66%	$1,648	19.29%
Mortgage banking income	1,373	14.69%	1,591	24.83%	1,795	21.01%
Merchant and debit card interchange fee income	1,044	11.17%	859	13.40%	851	9.96%
Retail investment sales commissions	932	9.97%	927	14.47%	712	8.34%
Increase in cash surrender value of life insurance	404	4.32%	402	6.27%	407	4.76%
Other operating income	325	3.48%	266	4.15%	283	3.31%
Insurance annuity sales commissions	14	0.15%	17	0.27%	24	0.28%
Net gain on sale of securities	3	0.03%	12	0.19%	–	0.00%
Gain on bargain purchase	–	0.00%	–	0.00%	851	9.96%
Loss on sale of credit card loan principal	–	0.00%	(31)	-0.48%	–	0.00%
Loss on sale of premises and equipment	(57)	-0.61%	–	0.00%	(3)	-0.03%

Total noninterest income	$5,694	60.92%	$5,623	87.76%	$6,568	76.87%

2014 compared to 2013

Total noninterest income for the year ended December 31, 2014 was $5,694 compared to $5,623 during 2013, up $71, or 1.3%, despite a decline in residential mortgage banking of $218, or 13.7%. Fewer mortgage loan originations led the decline in mortgage banking revenue on significantly lower residential loan refinance activity due to an increase in long term interest rates in response to expected actions by the Federal Reserve. Offsetting the year to date mortgage banking decline were higher service fees, up $76, and higher debit and credit card interchange income, up $185. During December 2013, PSB sold its credit card loan principal portfolio in exchange for greater interchange fee income on those retained credit card customers, accounting for 62% of the increased interchange income during the year ended December 31, 2014. Prior to the sale of the credit card portfolio, card income was categorized as loan interest income.

During 2015, we expect to see an increase in mortgage banking income from increased home sale activity as well as increased retail investment sales commissions from an additional investment advisor salesperson. Separate from other gains (losses) on property sales, noninterest income is expected to increase 4% to 6%.

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

Due the increase in long term U.S. Treasury rates during 2013, residential mortgage refinance activity declined significantly after several years of consistently falling rates which prompted customers to refinance, causing mortgage banking to decline during 2013.

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

Noninterest Expense

Table 12 outlines the components of noninterest expenses for the three years ending December 31.

Table 12: Noninterest Expense

Years Ended December 31,	2014		2013		2012
		% of net		% of net		% of net
		margin &		margin &		margin &
	Amount	other income*	Amount	other income*	Amount	other income*

Wages, except incentive compensation	$7,318	25.45%	$7,026	25.19%	$6,684	24.22%
Health and dental insurance	925	3.22%	1,130	4.05%	1,078	3.91%
Incentive compensation	650	2.26%	295	1.06%	657	2.38%
Payroll taxes and other employee benefits	761	2.65%	694	2.49%	631	2.29%
Profit sharing and retirement plan expense	521	1.81%	446	1.60%	509	1.84%
Deferred compensation plan expense	220	0.77%	160	0.57%	178	0.65%
Restricted stock plan vesting expense	166	0.58%	145	0.52%	105	0.38%
Deferred loan origination costs	(682)	-2.37%	(827)	-2.96%	(673)	-2.44%

Total salaries and employee benefits	9,879	34.37%	9,069	32.52%	9,169	33.23%
Data processing other office operations	2,224	7.74%	1,862	6.67%	2,296	8.32%
Occupancy expense	1,828	6.36%	1,762	6.32%	1,622	5.88%
FDIC insurance expense	523	1.82%	452	1.62%	464	1.68%
Debit card processing and losses expense	519	1.81%	394	1.41%	387	1.40%
Legal and professional expenses	393	1.37%	295	1.06%	567	2.05%
Advertising and promotion	376	1.31%	335	1.20%	327	1.18%
Directors fees and benefits	356	1.24%	354	1.27%	384	1.39%
Loss on foreclosed assets	233	0.81%	428	1.53%	573	2.08%
Other expenses	1,589	5.50%	1,555	5.57%	1,603	5.81%

Total noninterest expense	$17,920	62.33%	$16,506	59.17%	$17,392	63.02%

* Net interest income (net margin) is calculated on a tax equivalent basis using a tax rate of 34%.

2014 compared to 2013

During the year ended December 31, 2014, noninterest expense totaled $17,920 compared to $16,506 during 2013. However, both periods included special items including $371 of nonrecurring Northwoods Rhinelander merger and conversion costs during 2014 and a $458 reduction in employee incentive costs during 2013 due to recognition of the large grain loan loss. Excluding the pro-forma impact of these items as well as the loss on foreclosed assets, noninterest expense during the year ended December 31, 2014 would have been $17,316 compared to $16,536 during 2013, an increase of $780, or 4.7%. Approximately $317 of the increase was from recurring Northwoods branch wage and other direct operating costs following the acquisition. Separate from Northwoods wage costs, pro-forma salaries and employee benefits increased an additional $244, or 2.6%. Data processing and office operations costs increased $130 (excluding the Northwoods branch acquisition conversion and operating costs), up 7.0%, and FDIC insurance premiums increased $71 related to the grain loan charge-off and increased deposits. All other net operating expense increases totaled $18.

During 2015, we expect salaries and benefits to lead the growth in expense due to a full year of operations of the Northwoods Rhinelander branch as well additional staff to support commercial product sales growth. However, we expect to see savings in professional fees and data processing costs in 2015 compared to 2014 which include those merger and conversion costs. Professional fees are also expected to decline in response to our November 25, 2014 election to deregister from the SEC under the JOBS Act of 2012, eliminating our reporting to the SEC and related audit and legal costs. Considering all items, we expect total 2015 noninterest expense to increase an inflationary amount over 2014.

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

Income Taxes

The effective tax rate was 31.1% during 2014 compared to 26.0% during 2013 and 30.0% during 2012. The 2013 effective rate declined compared to the other years as the percentage of tax-exempt income from securities and bank owned life insurance increased while total pre-tax income declined from the large grain credit loss. During 2012, the effective income tax rate recorded with the gain on purchase of Marathon was 14.7% due to the large gain recognized on purchase of their tax exempt securities portfolio. Excluding the after tax gain on purchase of Marathon, the 2012 effective tax rate would have been 31.3%, the same as seen during 2011. Refer to Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional tax information. We expect the 2015 effective tax rate to approximate the 31.1% seen during 2014.

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

Table 13: Allocation of Allowance for Loan Losses

As of December 31,	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal	Dollar	principal

Commercial, industrial,
municipal, and agricultural	$925	0.74%	$1,661	1.36%	$1,687	1.32%	$1,743	1.44%	$2,736	2.14%
Commercial real estate mortgage	1,783	0.78%	1,958	0.89%	2,129	1.02%	2,290	1.17%	3,304	1.72%
Residential real estate mortgage	1,366	0.84%	995	0.62%	1,104	0.79%	627	0.56%	211	0.19%
Consumer and individual	77	2.14%	61	1.72%	77	1.64%	103	2.81%	213	5.42%
Impaired loans	2,258	11.79%	2,108	13.36%	2,434	19.57%	3,178	18.46%	1,496	13.10%

Totals	$6,409	1.20%	$6,783	1.31%	$7,431	1.53%	$7,941	1.78%	$7,960	1.81%

The following table presents our allowance for loan loss activity by loan category during the five years ended December 31, 2014.

Table 14: Loan Loss Experience

Years ended December 31	2014	2013	2012	2011	2010

Average balance of loans for period	$523,712	$508,454	$462,237	$443,709	$443,293

Allowance for loan losses at beginning of year	$6,783	$7,431	$7,941	$7,960	$7,611

Loans charged off:

Commercial, industrial, municipal, and agricultural	215	3,650	128	867	454
Commercial real estate mortgage	41	174	518	236	448
Residential real estate mortgage	694	850	629	367	462
Consumer and individual	19	69	57	117	101

Total charge-offs	969	4,743	1,332	1,587	1,465

Recoveries on loans previously charged-off:

Commercial, industrial, municipal, and agricultural	4	29	6	166	7
Commercial real estate mortgage	3	33	4	6	–
Residential real estate mortgage	19	6	21	–	8
Consumer and individual	9	12	6	6	4

Total recoveries	35	80	37	178	19

Net loans charged-off	934	4,663	1,295	1,409	1,446
Provision for loan losses	560	4,015	785	1,390	1,795

Allowance for loan losses at end of year	$6,409	$6,783	$7,431	$7,941	$7,960

Ratio of net charge-offs during the year to average loans	0.18%	0.92%	0.28%	0.32%	0.33%

Ratio of allowance for loan losses to loans receivable at end of year	1.20%	1.31%	1.53%	1.78%	1.81%

2014 compared to 2013

Provision for estimated loan losses was $560 during 2014 compared to $4,015 during 2013, which included $3,340 provision for the large grain credit loss. Excluding this provision from 2013, provision for loan losses declined $115, or 17.0%, during 2014 compared to proforma 2013. The loss on foreclosed assets during 2014 was $233 compared to $428 in 2013, a decline of $195, or 45.6%, on a $236 decline in loss on sale of foreclosed assets and partial charge-offs from declines in market value during 2014. Taken together 2014 total credit losses were $793 in 2014 compared to $1,103 in 2013 (excluding the $3,340 large grain loss), a decline of $310, or 28.1%. Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of activity in foreclosed assets during the three years ended December 31, 2014. Improving general credit trends within our portfolio and a slowly improving local economy contributed to the decline in credit costs during 2014.

Net charge-offs of loan principal were $934 during 2014 compared to $4,663 ($1,323 excluding the large grain loss). The most significant charge-off during 2014 included a $497 partial charge-off (equal to 46% of loan principal) of a jumbo single family residential mortgage loan to reflect net realizable value pending potential foreclosure reflecting market value decline. Net loan charge-offs as a percentage of average total loans was .18% during 2014 compared to .92% during 2013 (.26% excluding the large grain loan charge-off). The largest 2013 charge-off was the $3,340 grain loan, which was 72% of total charge-offs. We continue to pursue all available channels for recovery of a portion of the grain credit loss and are cautiously optimistic concerning some amount of significant future recovery, although the timing and amount of such recovery are still uncertain. At December 31, 2014, the allowance for loan losses was $6,409, or 1.20% of total loans (50% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013.

Allowance for inherent loan losses provided for performing loans collectively evaluated for impairment was .80% of loan principal outstanding at December 31, 2014, compared to .92% at December 31, 2013. Required reserves declined during 2014 as losses on commercial related loans, representing 69% of total gross loans declined, as well as continuing a trend of lower net charge-offs in those commercial types, which form the basis for estimated loss needs. In addition, no significant commercial related problem loans were newly identified. However, inherent losses on residential real estate loans increased from .62% of loan principal at December 31, 2013 to .84% of loan principal at December 31, 2014, reflecting a trend of higher loss rates. The loan loss provision during 2015 is expected to increase slightly from the $560 recorded during 2014 on increased organic loan growth during 2015 compared to 2014. However, future provisions could be impacted by loan competition, which could reduce reserve needs, and the actual amount of impaired and other problem loans identified by internal procedures or regulatory agencies, which could increase reserve needs.

Nonperforming loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for loan losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the allowance and the provision for loan losses is consistent with the composition of the loan portfolio and recent internal credit quality assessments. Nonperforming assets aggregating to $500 or more, measured by gross principal outstanding per credit relationship, included six relationships at December 31, 2014 totaling $6,227, compared to three relationships at December 31, 2013 totaling $2,031. The majority of the increase during 2014 in large problem relationships was due to the restructuring of the $2,775, municipal loan. Specific reserves maintained on these large problem loans were $802 at December 31, 2014 and $462 at December 31, 2013.

We maintain our headquarters and one branch location in the City of Wausau, Wisconsin, and maintain the majority of our deposits (including five of our nine locations), and loan customers in Marathon County, Wisconsin. The significant majority of our customers and borrowers live and work in Marathon, Oneida, and Vilas Counties, Wisconsin, in which we have branch locations. The unemployment rate (not seasonally adjusted) in the Wausau-Marathon County, Wisconsin MSA was 4.5% at December 2014 compared to 5.7% at December 2013. The unemployment rate in Oneida County, Wisconsin was 8.3% at December 2014 compared to 8.6% at December 2013. The unemployment rate in Vilas County, Wisconsin was 9.4% at December 2014 compared to 10.7% at December 2013. The unemployment rate for all of Wisconsin (not seasonally adjusted) was 5.0% at December 2014 compared to 5.8% at December 2013.

A local economic outlook survey of business owners recently published by the Chamber of Commerce for our market area points to expectations of continued slow improvement in the local economy but with modest local capital expansion by businesses. The greatest limitation to growth according to local business owners is the inability to find well trained or qualified labor, and economic expansion is expected to occur later in 2015. While the general credit quality of our loan portfolio and the level of identified problem loans continues to improve, the local economic conditions are fragile with slower growth in central and northern Wisconsin compared to many areas in the United States. During 2012, large local employers in the paper manufacturing, window manufacturing, and insurance claim processing industries announced plant closures, job reductions, or loss of key customer contracts. Our market area has a higher than typical allocation of resources in the manufacturing sector, although the greatest economic growth for many years has been in health and education services. The local paper and wood industries have, and continue to experience, a long-term production decline. The local retail sales environment also declined during 2013 as J.C. Penney Company, Inc., Gap, Inc., and Abercrombie & Fitch, Co. brand Hollister announced store closures within our primary markets.

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

Allowance for inherent loan losses provided for performing loans collectively evaluated for impairment was .92% of loan principal outstanding at December 31, 2013, compared to 1.04% at December 31, 2012. Required reserves declined during 2013 as nonperforming loans declined 16.6% and no significant new problem loans were identified. Net loan charge-offs as a percentage of average loans outstanding were .92% during 2013 (.26% excluding the large grain loan charge-off) compared to .28% during 2012.

The $3,340 commercial line of credit loss recorded in 2013 resulted from a customer fraud associated with pledges of single party grain inventory represented by federal warehouse receipts or other inventory records to multiple parties as collateral and misrepresented inventory records and financial statements. We had a lending relationship with the borrower for several years, dating back to 2008.  Our monitoring of the loan relationship included weekly debtor’s certificates demonstrating weekly collateral position of the Bank’s loans.  In addition, as grain was sold and proceeds came to reduce the Bank’s loan balance, we normally would re-advance on the revolving lines of credit based on new collateral pledged (federal warehouse receipts and contracts for sale of grain pledged to the Bank). The loans had performed as required from the origination date until August 2013 when the misrepresentation was uncovered. Three other unrelated banks were also involved in the collateral based financing arrangement. One of the parties was a loan participant with us, and the other two parties operated independently from all the other banks in the arrangement. Our loan participant held an inventory line of credit outstanding of $2.0 million at the time the problem was uncovered, and the other two banks held approximately $5.0 million and $3.7 million, respectively. In total, including our $3.3 million of loan principal, there was $14.0 million in debt financing the collateral operations at the time the misrepresentation was uncovered. Based on information provided to us by others, the borrower also owed an additional $15.2 million on real estate mortgage debt outstanding at the time the collateral misrepresentation was uncovered, none of which was held by us or our loan participant.

In addition, recovery of our value from remaining collateral was hurt by poorly worded inter-creditor agreements related to the collateral and its cash proceeds as well as procedural problems related to lien perfections. To identify if similar risks remain with other borrowers in our loan portfolio, we considered which factors were most significant in allowing the current large credit loss to occur. The primary factors contributing to the loss included:

●	Multiple inventory and line of credit financing lenders in the relationship, none of which were considered to be the clearly stated lead lender.

●	Failure to maintain an interbank creditor agreement with all line of credit lenders that allowed completed inventory collateral audits to be concurrently reconciled to inventory records and financial statements provided to all lenders at the time of the inventory audit.

●	Failure to require audited year-end financial statements rather than relying on reviewed year-end financial statements.

●	Failure to identify counterfeit federal warehouse grain receipts not normally taken by us as collateral.

Based on these heightened risk factors, we reviewed our existing loan portfolio to identify individual notes with a principal balance or outstanding principal commitment of at least $500 in which a significant collateral type in the borrowing relationship included one of the following collateral types:

●	Fungible inventory (i.e., commodities such as fuel, agricultural products, timber, etc.)

●	Readily saleable retail inventory units (i.e., vehicles, boats, etc.)

●	Accounts receivable

●	Other nontraditional collateral types

From this population, we selected all loans having at least one of the following characteristics for in-depth credit review:

●	Borrower is not required to provide audited year-end financial statements.

●	Existence of multiple unrelated lenders involved in the aggregated borrower relationship.

●	Independent collateral audits are not regularly performed, or those that are performed are not also concurrently reconciled back to the borrower’s financial statements taking into account the debt positions with all lenders involved in the relationship.

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

The review of these specific credits did reveal 4 total borrowers (including 6 total notes) with outstanding aggregate principal of $16,054 and unused commitments of $7,546 that required follow-up to increase the level of financial statement attestation or conduct a current audit of collateral. The detailed credit reviews of all 59 loans noted above having similar risk characteristics to the large 2013 grain loss did not identify any significant unknown elevated risk factors that would require the credit to be classified as an impaired loan. In addition, the results of this credit review over the selected loans resulted in no increase to the provision for loan losses during 2013.

In addition to actions with the specific borrowers noted above, we implemented lending policy changes as outlined below. Many of these procedures were already utilized on most of our credits as needed but had not yet been incorporated as part of the written loan policy requirements until now.

●	Requirement for independent document and credit review upon origination for loans above a certain principal commitment, and, for loans of any significant size, whenever a relationship is being downgraded from a performing loan grade (grades 1 through 4) to the watch grade or lower (grades 5 through 7).

●	Require borrowers to which we make a large loan principal commitment over a certain dollar amount to provide audited financial statements, or, in the case of loans secured by inventory or accounts receivable, periodic collateral audits in lieu of an audited year-end financial statement if appropriate.

●	In the case of multiple unrelated lenders providing credit secured by inventory or accounts receivable, require all lenders to agree to a combined inter-creditor agreement to coordinate collateral audit activities, loan servicing, and other management functions.

We continue to seek recovery of principal associated with the large grain loss although the intended grain commodity collateral represented by federal warehouse receipts was liquidated under the administration of the United States Department of Agriculture for the payment of debts to farmers who had consigned grain to our loan customer and had not yet been paid. In addition, the remaining operating cash from accounts receivable on sale of grain is being sought by several independent banks with competing claims of various documentation quality. Owners and principals of our customer are not expected to have significant remaining personal assets available to their creditors for collection. We have also filed a claim under our fidelity insurance policy for loss reimbursement, although it is not yet known whether loss coverage will be extended, and if extended, the extent of coverage available. Due to these challenges, extended recovery timeline, and unknowns associated with principal recovery, the entire loan balance of $3,340 was charged off against the allowance for loan losses during 2013. Any future recovery of principal would be recorded as an increase to the allowance for loan losses, which would likely result in increased income from a reduction to the regular provision for loan losses expense.

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

Table 15: Nonperforming Loans and Foreclosed Assets

As of December 31,	2014	2013	2012	2011	2010

Nonaccrual loans (excluding restructured loans)	$3,983	$3,704	$6,491	$5,893	$7,127
Nonaccrual restructured loans	4,388	3,636	1,224	2,081	1,912
Restructured loans not on nonaccrual	4,391	1,299	2,965	6,220	2,383
Accruing loans past due 90 days or more	–	–	–	–	–

Total nonperforming loans	12,762	8,639	10,680	14,194	11,422
Nonaccrual trust preferred investment security	–	–	–	750	–
Foreclosed assets	1,661	1,750	1,774	2,939	4,967

Total nonperforming assets	$14,423	$10,389	$12,454	$17,883	$16,389
Impaired loans considered to be performing	$6,386	$7,136	$1,969	$3,026	$6,398

Total nonperforming loans as a percent of gross loans	2.40%	1.67%	2.20%	3.19%	2.60%
Total nonperforming assets as a percent of total assets	1.96%	1.46%	1.75%	2.87%	2.64%

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

Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income. The interest that would have been reported in 2014 if all such loans had been current throughout the year in accordance with their original terms was approximately $487 in comparison to $32 actually recorded in income. The interest that would have been reported in 2013 if all such loans had been current throughout the year in accordance with their original terms was approximately $505 in comparison to $108 actually recorded in income. The interest that would have been reported in 2012 if all such loans had been current throughout the year in accordance with their original terms was approximately $564 in comparison to $125 actually recorded in income.

Troubled debt restructured loans (“TDR”) are also included in nonperforming loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, or capitalization of unpaid real estate taxes or unpaid interest that the lender would not normally grant. The majority of restructured loans represent conversion of amortizing commercial purpose loans to interest only loans for a temporary period to increase the problem borrower’s cash flow. The remaining restructured loans granted a lower interest rate to borrowers for a temporary period to increase borrower operating cash flow. Such loans are subject to management review and ongoing monitoring and are made in cases where the borrower’s delinquency is considered short-term from circumstances the borrower is believed able to overcome or which would reduce our estimated total credit loss on the relationship. All restructured loans, both nonaccrual and accrual status, remain classified as nonperforming loans. Therefore, some borrowers continue to make substantially all required payments while maintained as nonperforming loans.

Substantially all of our residential mortgage loans originated for and held in our loan portfolio were based on conventional and long standing underwriting criteria and are secured by first mortgages on homes in our local markets. We were never an originator of higher risk loans such as option ARM products, high loan-to-value ratio mortgages, interest only loans, subprime loans, or loans with initial teaser rates that can have a greater risk of non-collection than other loans. At December 31, 2014, approximately $898 of loans receivable were 1 – 4 family home equity or junior lien mortgage loans in which the maximum commitment amount of the line of credit plus existing senior liens is greater than 100% of the underlying real estate value, or the loan was in a 3rd mortgage position or lower, compared to $760 at December 31, 2013, and $1,554 at December 31, 2012. Such loans were not originated as part of a program to add higher yielding loans to our portfolio but were loans made on a case by case basis and individually underwritten based on the credit quality of the individual borrower. We do not maintain a formal residential mortgage modification program for delinquent residential mortgage borrowers.

2014 compared to 2013

Total nonperforming assets increased $4,034, or 38.3%, to $14,423 at December 31, 2014 compared $10,389 at December 31, 2013. The increase in nonperforming assets includes a $2,775 municipal development loan restructured during 2014, representing 69% of the total increase in nonperforming assets during 2014. At December 31, 2014, the allowance for loan losses was $6,409, or 1.20% of total loans (50% of nonperforming loans), compared to $6,783, or 1.31% of total loans (79% of nonperforming loans) at December 31, 2013. Approximately 43% of total nonperforming assets are made up of six individual nonperforming relationships greater than $500 at December 31, 2014 compared to 20% (three relationships) of nonperforming assets at December 31, 2013 and 11% (two relationships) of nonperforming assets at December 31, 2012. Total nonperforming assets as a percentage of tangible common equity including the allowance for loan losses (the “Texas Ratio”) as shown in Table 35 was 21.90% at December 31, 2014 compared to 16.80% at December 31, 2013 and 20.54% at December 31, 2012. For the purpose of this measurement, tangible common equity is equal to total common stockholders’ equity less mortgage servicing right assets.

Approximately 43% of total nonperforming assets were represented by the following aggregate credits or foreclosed properties greater than $500 at December 31, 2014:

Table 16: Largest Nonperforming Assets at December 31, 2014 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Municipal tax incremental financing district (TID) debt issue	Accrual TDR	$2,775	$–
Timber byproduct processing equipment and receivables	Nonaccrual	905	316
Non-owner occupied light manufacturing facility real estate	Nonaccrual	682	135
Owner occupied commercial office and residential rentals	Nonaccrual	671	123
Owner occupied multi-use, multi-tenant professional building	Nonaccrual	610	77
Single family residential home first mortgage	Nonaccrual	584	151

Total listed nonperforming assets		$6,227	$802
Total bank wide nonperforming assets		$14,423	$2,067
Listed assets as a percent of total nonperforming assets		43%	39%

The following Table 17 presents the following aggregate credits greater than $500 considered to be impaired but performing loans at December 31, 2014. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. Such loans are not included in nonperforming assets in Table 16 above.

Table 17: Largest Performing, but Impaired Loans at December 31, 2014 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Timber byproduct processing real estate and transportation equipment	Impaired	$2,477	$18
Owner occupied light manufacturing facility and equipment	Impaired	1,678	–
Owner occupied cabinetry contractor real estate and equipment	Impaired	716	–

Total listed performing, but impaired loans		$4,871	$18
Total performing, but impaired loans		$6,386	$191
Listed assets as a percent of total performing, but impaired loans		76%	9%

The following section summarizes activity associated with the three large nonperforming loans shown in Table 18 as of December 31, 2013 and their activity during 2014 as well as three new nonperforming loans added to Table 16 during 2014.

Prior to 2012, we financed a municipal water utility project and other developmental costs within a local tax incremental financing district (TID), in part to bring water to a large paper manufacturing factory within the small village. During 2012, the factory announced it was ceasing production, laying off all employees and shuttering the factory. While the water utility and the residential housing improvements continued to provide some real estate tax cash flow from within the TID, the cash flow was not sufficient to repay the debt according to the original amortization schedule. Therefore, the TID gained permission from the State of Wisconsin during 2014 to extend the life of the TID as “distressed” and we restructured the amortization schedule of the municipal debt. The municipality also made $315 of scheduled principal payments during 2014. Current cash flow on the existing projects within the TID is expected to be able to fully service the debt under the new terms, and the $2,775 remaining principal as shown in Table 16 was classified as an accruing troubled debt restructured loan at December 31, 2014 with no specific allowance reserves for loss.

During 2013, our commercial borrower in the timber byproduct processing industry lost a major customer and experienced significantly reduced cash flow. Loan payments later become delinquent and some of the loans were reclassified to nonaccrual status. We have a traditional commercial lending relationship with this company in addition to a large loan with an 80% guarantee by the United States Department of Agriculture. To assist our borrower in the short term, we consolidated the traditional commercial loans into one loan for a 1 year term with interest only payments while the terms of the USDA guaranteed loan were unchanged. Although the borrower has remained current on the restructured interest only note, a significant collateral shortfall would exist upon foreclosure, so the $905 restructured loan as shown in Table 16 remained on nonaccrual status at December 31, 2014 with a specific loss allowance of $316. Although the borrower appears to be experiencing a recovery with increasing cash flows, we are unable to predict the final timing or resolution of this problem loan relationship. The related USDA guaranteed loan has remained current on its payments since origination and is well collateralized. Therefore, the $2,477 guaranteed loan remains on accrual status as an impaired loan at December 31, 2014 as shown in Table 17.

During 2010, we restructured the loan terms on $754 of loan principal to lower the interest rate on existing debt with a borrower in the cabinetry contracting industry to increase cash flow during a large decline in customer sales. During 2011, the borrower sold the business to a competitor but retained a mortgage on the production facility which was leased to the new business owner. At December 31, 2012 and 2013, this loan was classified as a performing restructured loan with outstanding principal of $752 (Table 20) and $731 (Table 18), respectively. During 2013, the original lessee ceased to use the production facility which sat idle at December 31, 2013. In response, the remaining principal balance was reclassified as a nonaccrual loan at December 31, 2013. The borrower was able to rent the facility to another manufacturer during 2014 and, although the loan remains on nonaccrual status, regular principal payments are being received. The remaining principal balance was $682 at December 31, 2014 as shown in Table 16. The specific allowance associated with this loan increased from $87 at December 31, 2012 to $304 at December 2013 to reflect non-usage of the building, a lower appraisal value, and the likelihood of bank foreclosure and liquidation of the collateral. During 2014, a new appraisal was obtained, which reflected improving commercial real estate fair values, which when combined with the lower principal balance, lowered specific allowances on this loan to $135 at December 31, 2014.

During 2013, we downgraded one borrower’s various non-owner occupied commercial real estate loans totaling $642 to nonaccrual status. The credit extension originally financed the purchase of real estate for rental purposes as well as for equipment and working capital needs for a related new restaurant. During 2013, the restaurant closed and cash flows were negatively impacted by tenant payment delinquencies and the need for building capital improvements which resulted in the borrower falling behind in property tax payments. During 2014, the loan was restructured to pay past due property taxes, resulting in unpaid principal of $671 at December 31, 2014 as shown in Table 16. The customer continues to make payments under the terms of the new note, although the loan is maintained on nonaccrual status and we cannot predict the final timing or resolution of this problem loan. Specific loss allowances on these loans were $123 at December 31, 2014 compared to $51 at December 31, 2013 based on property liquidation values in the potential event of bank foreclosure and liquidation.

During 2011, we restructured an owner occupied commercial real estate loan with an insurance agency. The building was constructed during 2008 and included additional space to rent to unrelated service businesses. The debt was restructured to extend the amortization period to support declining borrower cash flow as portions of the building remained vacant. The restructured loan of $664 was maintained on accrual status as reflected in Table 20 at December 31, 2012 with a specific allowance of $182, and was reflected in Table 18 with restructured principal of $658 and a specific allowance of $107 at December 31, 2013. Customer financial performance deteriorated during 2013 and we reclassified the $658 loan to nonaccrual status due to the increased likelihood of bank foreclosure and liquidation. After reducing the remaining principal balance to $610 as shown in Table 16, the borrower ceased payments during 2014 and foreclosure of the property appears likely. The specific allowance associated with the loan totaled $77 at December 31, 2014, down from $107 at December 31, 2013 on payments of principal, which decreased from $182 at December 31, 2012 from an updated favorable property appraisal obtained during 2013.

During 2014, a $1,075 single family residential jumbo first mortgage loan became delinquent as the borrower is disputing a potential change in ownership of the home via divorce proceedings and ceased payments, causing us to classify the loan as nonaccrual. The mortgage is significantly under collateralized in today’s real estate market although the borrower continues income levels sufficient to service the required debt payments. During 2014, we recorded a $497 partial charge-off of the loan reflecting the collateral shortfall and retain $584 in gross principal as shown in Table 16. We further maintained a $151 specific allowance for loss at December 31, 2014 due to the uncertainty surrounding the resolution of the loan.

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

Table 18: Largest Nonperforming Assets at December 31, 2013 ($000s)

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

The following Table 19 presents the following aggregate credits greater than $500 considered to be impaired but performing loans at December 31, 2013. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. Such loans are not included in nonperforming assets in Table 18 above.

Table 19: Largest Performing, but Impaired Loans at December 31, 2013 ($000s)

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

The trend of each large nonperforming asset reflected in Table 18 at December 31, 2013 was previously addressed under the subheadings of 2014 compared to 2013 above.

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

Table 20: Largest Nonperforming Assets at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Accrual TDR	$752	$87
Owner occupied multi use, multi-tenant real estate	Accrual TDR	664	182

Total listed nonperforming assets		$1,416	$269
Total bank wide nonperforming assets		$12,454	$2,207
Listed assets as a percent of total nonperforming assets		11%	12%

The following Table 21 presents the following aggregate credits greater than $500 considered to be impaired but performing loans at December 31, 2012. In general, loans not classified as nonaccrual or restructured may be classified as impaired due to elevated potential credit risk but still be considered performing. Such loans are not included in nonperforming assets in Table 20 above.

Table 21: Largest Performing, but Impaired Loans at December 31, 2012 ($000s)

Collateral Description	Asset Type	Gross Principal	Specific Reserves

Owner occupied cabinetry contractor real estate and equipment	Impaired	$686	$25

Total listed performing, but impaired loans		$686	$25
Total performing, but impaired loans		$1,969	$227
Listed assets as a % of total performing, but impaired loans		35%	11%

The trend and resolution of each large non performing asset reflected in Table 20 at December 31, 2012 was previously addressed under the subheading of 2014 compared to 2013 above. However, certain nonperforming loans at December 31, 2011 were resolved during 2012 or were reduced to a remaining asset value less than $500 as outlined below.

During 2011, we restructured commercial mortgage loans collateralized by a hotel in Northern Wisconsin to change borrower payments from amortizing to interest only due to a decline in revenue. Gross loan principal totaled $1,767 at December 31, 2011. During 2012, the borrower used the sale proceeds of an unrelated commercial property to repay the remaining balance in full without loss.

During 2011, we restructured commercial mortgage loans collateralized by cranberry producing agricultural real estate to change from amortizing payments to interest only payments as the property owner sought to sell the operation or partner with new investors. Gross loan principal totaled $1,578 at December 31, 2011. During 2012, the borrower used the proceeds from sale of the cranberry operation to repay the remaining balance in full without loss.

During 2009, $3.3 million of foreclosed properties originally related to a $5.8 million land development loan were sold at auction at a loss of $452 excluding a previously expensed $125 auction marketing fee. The remaining $2,477 foreclosed asset was further written down $427 to an estimated fair value of $2,050 at December 31, 2009 for total valuation losses on the property of $1,004 during 2009 when including the marketing fee. During 2010, one of the four remaining individual properties was sold and the entire $283 sale proceeds were applied to reduce cost basis of the remaining properties. During 2011, the remaining properties were further written down an additional $487 due to declining real estate values for this type of vacation property which left a remaining foreclosed asset of $1,280 at December 31, 2011. During 2012, we recorded a final write-down of value of $280 and later sold the remaining properties for a final loss of $57. Of the original $5.8 million development, credit losses from charge offs, write-down, or marketing costs were $1,004 during 2009, $487 during 2011, and $337 during 2012, for total losses of $1,828, or approximately 32% of the original development.

During 2010, we entered into a restructuring agreement on a $1,177 commercial real estate loan with a local developer and owner of multi-family apartment complexes to extend the amortization period on existing debt to increase cash flow available to the developer to meet real estate tax and other obligations. At December 31, 2011, the $1,240 debt was maintained on accrual status with a specific loss reserve of $302. During 2012, we entered into an agreement with the borrower for the sale of a portion of the collateral and payment of the proceeds on the outstanding balance and recognized a $32 loan charge-off. At December 31, 2012, we retained a junior residential mortgage lien on the borrower’s home totaling $266 classified as an accrual basis restructured loan on which a specific allowance for losses of $186 was maintained. At December 31, 2014, remaining principal totaled $248 on which a $171 specific reserve was maintained and the loan was considered as an accruing troubled debt restructuring.

During 2011, we were informed by Johnson Financial Capital Trust of its intent to defer payment of interest on its 7% trust preferred capital debentures. Johnson Financial Group is the holding company for Johnson Bank, headquartered in Racine, Wisconsin and is the second largest bank headquartered in Wisconsin. Our investment in the $750 debentures was placed on nonaccrual status and no interest income was recorded during 2011. During 2012, the family ownership of Johnson Financial Group recapitalized the bank with approximately $235 million in equity capital and received approval by the regulators to repay all past due interest associated with our investment. During 2012, $105 of interest income was recorded on this investment, reflecting all earned income from 2011 and 2012. The investment was considered to be performing at December 31, 2014, 2013, and 2012.

During 2009, we restructured a $613 loan secured by an owner occupied restaurant to increase borrower cash flow and allow the business to continue operating. During 2012, the restaurant closed and we foreclosed on the remaining assets and incurred a $282 charge-off, which was our largest loan charge-off during 2012. At December 31, 2012, foreclosed assets included $302 of value assigned to the property based on expected future sales proceeds and selling costs but was written down to $225 at December 31, 2013 reflecting a declining fair market value. Foreclosed assets continued to include this $225 asset at December 31, 2014. During January 2015, the largest of the two property parcels was sold and all proceeds were applied against foreclosed assets, reducing the remaining asset to $20. Further write-downs of value on the property are not expected.

During 2007, we entered into a syndicated construction loan agreement sold by Bankers’ Bank Madison, Wisconsin, for construction of vacation condos and an adjacent water park near Hollister, Missouri. The construction loan was intended to be repaid by the proceeds from a municipal tax incremental financing debt issue by the local municipality. When the credit markets for such financing dried up, the project was unable to continue and land development work ceased. The loan participants obtained the property in foreclosure during 2009. The original fair value estimate of the completed project was approximately $24 million. At the time of foreclosure, we valued our asset using a new liquidation value appraisal based on our approximately 7% ownership of the project resulting in a cost basis of $792 at December 31, 2010 and 2009. During 2011 through 2013, several appraisals were obtained, each with a declining value, resulting in a foreclosed asset of $587 at December 31, 2011, $450 at December 31, 2012, and $237 at December 31, 2013 resulting in partial write-downs of $205, $137, and $213 in 2011, 2012, and 2013, respectively. During 2014, a portion of the property was sold with all proceeds applied to reduce foreclosed assets. At December 31, 2014, $133 remains in foreclosed assets. Further write-downs of value on the property are not expected.

ASSET GROWTH AND LIQUIDITY

Balance Sheet Changes and Analysis

Summary balance sheets at December 31 for each of the five years in the period ended December 31, 2014 are presented in Table 1 of Item 6 to this Annual Report on Form 10-K. Total assets increased $22,826, or 3.2%, to $734,367 during 2014 due to the purchase of Northwoods Rhinelander and its $21,365 loan portfolio upon purchase. A portion of deposits acquired with Northwoods Rhinelander were also used to pay down maturing wholesale funding during 2014. Total assets declined $425, less than .01%, to $711,541 during 2013 as cash and cash equivalents and investment securities on hand at the beginning of the year remaining from the Marathon purchase were used to fund loan growth and deposit growth was used to pay down out of area wholesale funding. A breakdown of the assets acquired in the purchase of Northwoods Rhinelander and Marathon are listed in Note 2 of the Notes to Consolidated Financial Statements. Presented in Table 22 below is a summary balance sheet for the five years ended December 31, 2014 as a percentage of total assets.

Table 22: Summary Balance Sheet as a Percent of Total Assets

As of December 31,	2014	2013	2012	2011	2010

Cash and cash equivalents	3.4%	4.4%	6.9%	6.1%	6.5%
Securities	19.6%	18.7%	20.4%	17.5%	17.4%
Total loans receivable, net of allowance	71.6%	71.7%	67.1%	70.3%	69.5%
Premises and equipment, net	1.5%	1.4%	1.4%	1.6%	1.7%
Bank owned life insurance	1.8%	1.8%	1.7%	1.8%	1.8%
Other assets	2.1%	2.0%	2.5%	2.7%	3.1%

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

Total deposits	84.8%	81.1%	79.5%	77.4%	75.0%
FHLB advances	2.8%	5.3%	7.0%	8.0%	9.2%
Other borrowings	1.4%	2.9%	2.9%	3.2%	5.1%
Senior subordinated notes	0.5%	0.6%	1.0%	1.1%	1.1%
Junior subordinated debentures	1.1%	1.1%	1.1%	1.2%	1.2%
Other liabilities	1.0%	1.0%	0.9%	1.0%	0.9%
Stockholders’ equity	8.4%	8.0%	7.6%	8.1%	7.5%

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the sources and uses of cash and cash equivalents during the three years ended December 31 to identify trends in operating, financing, and investing cash flows by asset class and funding source.

Table 23: Summary Sources and Uses of Cash and Cash Equivalents

Year Ended December 31,	2014	2013	2012

Cash flows from operating activities	$9,035	$13,034	$7,556
Payment of dividends to shareholders and purchase of treasury stock	(2,229)	(1,558)	(1,509)

Operating cash flow retained by PSB	6,806	11,476	6,047
Net funds received from retail and local depositors	11,878	9,229	3,375
Net funds received from wholesale depositors	–	2,902	–
Net proceeds from other borrowings	–	–	1,037
Proceeds from additional capital received from shareholders	–	–	9

Cash flow retained from operations and financing before debt repayment	18,684	23,607	10,468
Net funds repaid to wholesale depositors	(7,221)	–	(20,109)
Net repayment of FHLB advances	(17,778)	(12,075)	–
Net repayment of other borrowings, net	(10,117)	(287)	–
Repayment of senior subordinated notes	–	(3,000)	–

Cash flow retained from (used in) operations and financing after debt repayment	(16,432)	8,245	(9,641)
Funds received from sale and maturities of investment securities, net	22,605	49,312	60,068
Net redemption of bank certificates of deposit	–	2,229	–
Net funds received from customer repayment of loans receivable	4,339	–	–
Cash acquired on merger and acquisition activities	17,741	–	14,910
Redemption of FHLB capital stock	–	–	744
Proceeds from sale of nonmonetary assets	789	831	1,527

Cash flow available for investing activities growth	29,042	60,617	67,608

Net funds loaned to customers	–	(36,746)	(10,349)
Net funds invested in securities	(33,675)	(40,201)	(44,064)
Purchase of bank certificates of deposit	(1,188)	–	(1,981)
Payments for purchase of FHLB capital stock	–	(50)	–
Funds used to purchase bank-owned life insurance	–	(611)	–
Premises and equipment capital expenditures	(595)	(334)	(572)

Cash flow used in investing activities growth	(35,458)	(77,942)	(56,966)

Net increase (decrease) in cash and cash equivalents held at beginning of year	$(6,416)	$(17,325)	$10,642
Cash and cash equivalents at beginning of year	31,522	48,847	38,205

Cash and cash equivalents at end of year	$25,106	$31,522	$48,847

2014 compared to 2013

Total assets were $734,367 at December 31, 2014 compared to $711,541 at December 31, 2013, up $22,826. During the year ended December 31, 2014, net loans receivable increased $15,703, including $16,591 of Northwoods Rhinelander loans purchased earlier in the year. In addition to loan growth, investment securities grew $10,878 during 2014 while cash and cash equivalents decreased $6,416. All other asset changes increased total assets by $2,661.

Total local deposits increased $52,658 on the acquisition of Northwoods Rhinelander during 2014 which were used to pay down out of area wholesale funding $32,999. All other changes decreased liabilities $1,541 while stockholders’ equity increased $4,708.

During 2015, we expect to use local deposit growth and wholesale funding as needed to fund net commercial related loan growth of $15 million to $20 million year over year compared to 2014. We do not expect to pay down a significant amount of wholesale funding during 2015 and such funding is likely to increase, potentially outpacing the increase in deposit growth.

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

Investment Securities Portfolio

The investment securities portfolio is intended to provide us with adequate liquidity, flexible asset/liability management, and a source of stable income. In general, securities classified as available for sale include highly liquid agency issued debentures or mortgage related securities with average lives less than 5 years. Changes in the unrealized gain on available for sale securities is recorded as an adjustment to stockholders’ equity and included in the computation of comprehensive income, net of income tax effects. Conversely, securities held to maturity typically include long-term debt securities issued by municipalities with original terms of 10 to 12 years. Securities held to maturity are less liquid and have traditionally been held until maturity. Due to the long final maturity of these securities, they are more sensitive to increases in market rates which can create unrealized loss positions. Changes in the unrealized gain or loss on securities held to maturity are not reflected as an adjustment to stockholders’ equity and are not included in the computation of comprehensive income. During 2010, the entire municipal security portfolio and nonrated trust preferred securities and senior subordinated notes with fair value totaling $54,130 (including an unrealized gain of $2,552) were transferred from securities available for sale to securities held to maturity. These securities were transferred to better reflect our intent and practice to hold these long-term securities until maturity and to minimize potential volatility to stockholders’ equity from future changes in unrealized gains and losses in a rising interest rate environment. The original unrealized gain of $2,552 on the security transfer date during 2010 is being amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities and approximately $695 (27%) of the original gain remains unamortized at December 31, 2014.

Table 24 presents the fair value of securities held by us at December 31, 2014, 2013, and 2012.

Table 24: Investment Securities Distribution – At Fair Value

	As of December 31
	2014		2013		2012
	Fair	% of	Fair	% of	Fair	% of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

Securities available for sale:

U.S. Treasury securities and obligations of U.S. government agencies	$–	0.00%	$999	0.75%	$10,027	6.79%

U.S. agency residential mortgage backed securities	46,336	31.87%	21,486	16.12%	14,397	9.75%

U.S. agency residential collateralized mortgage obligations	27,016	18.58%	37,904	28.43%	45,243	30.62%

Privately issued residential collateralized mortgage obligations	29	0.02%	105	0.08%	173	0.12%

Obligations of states and political subdivisions	–	0.00%	159	0.12%	–	0.00%

Nonrated commercial paper	–	0.00%	–	0.00%	5,500	3.72%

Nonrated SBA loan fund	950	0.65%	950	0.71%	–	0.00%

Other equity securities	47	0.03%	47	0.04%	47	0.03%

Total securities available for sale	74,378	51.15%	61,650	46.25%	75,387	51.03%

Securities held to maturity:

Obligations of states and political subdivisions	69,191	47.60%	69,876	52.40%	70,455	47.68%

Nonrated trust preferred securities	1,414	0.97%	1,389	1.04%	1,499	1.01%

Nonrated senior subordinated notes	404	0.28%	407	0.31%	410	0.28%

Total securities held to maturity	71,009	48.85%	71,672	53.75%	72,364	48.97%

Total investment securities	$145,387	100.00%	$133,322	100.00%	$147,751	100.00%

At December 31, 2014, 2013, and 2012, our securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity, except for combined senior debentures and guaranteed mortgage related securities issued by U.S. Agencies such as the FHLB, FNMA, or FHLMC.

Securities with an approximate fair value of $46,368, and $47,593, at December 31, 2014 and 2013, respectively, were pledged primarily to secure public deposits, customer overnight repurchase agreements (classified as other borrowings), and for other purposes required by law, representing approximately 33% and 36% of securities eligible for pledging at December 31, 2014 and 2013, respectively, before consideration of any pledge “haircuts” or other limitations associated with various types of securities. Securities considered ineligible for pledging include privately issued collateralized mortgage obligations, nonrated commercial paper, other equity securities, nonrated SBA loan fund, and nonrated trust preferred and senior subordinated note securities.

As a member of the FHLB system, we are required to hold stock in the FHLB based on borrowings advanced to Peoples State Bank. This stock has a purchase cost and par value of $100 per share and transfer of the stock is substantially restricted. Therefore, we do not include our FHLB Chicago stock in the investment securities Table above. The stock is recorded at cost which approximates market value. The FHLB may pay dividends in both cash and additional shares of stock. We held $2,556 of FHLB Chicago capital stock at December 31, 2014 and 2013. The current capital stock level supports FHLB total advances of $51,120. An annualized dividend rate of .51% was paid on FHLB stock during 2014 compared to .45% paid during 2013. We cannot predict if the cash dividends will continue or if they may be increased. Due to a heightened level of regulatory oversight and in recognition of stock transfer restrictions, our investment in FHLB stock has been evaluated for impairment, with no other than temporary impairment write-down deemed necessary at December 31, 2014.

Table 25 categorizes securities by scheduled maturity date as of December 31, 2014 and does not take into account the existence of optional calls held by the security issuer. Therefore, actual funds flow from maturing securities may be different than presented below. Maturity of mortgage backed securities and collateralized mortgage obligations, some of which call for scheduled monthly payments of principal and interest, are categorized by average principal life of the security. Yields by security type and maturity are based on amortized security cost.

Table 25: Investment Securities Maturities and Rates

			After one but		After five but
	Within one year		within five years		within ten years		After ten years
As of December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale:

U. S. Treasury securities and obligations of U.S. government agencies

U.S. agency residential mortgage backed securities			11,675	3.20%	32,512	2.33%	2,149	3.40%

U.S. agency residential collateralized mortgage obligations	1,879	3.49%	25,137	2.06%

Privately issued residential collateralized mortgage obligations			29	5.19%

Obligations of state and political subdivisions(1)

Nonrated Commercial Paper

Nonrated SBA loan fund	950	1.25%

Other equity securities	47	12.79%

Totals	$2,876	2.90%	$36,841	2.42%	$32,512	2.33%	$2,149	3.40%

As of December 31, 2014

Securities held to maturity:

Obligations of states and political subdivisions(1)	$4,568	3.38%	$24,288	3.62%	$37,426	3.75%	$1,554	4.56%

Non-rated trust preferred securities							1,543	4.75%

Non-rated senior subordinated notes					400	7.99%

Totals	$4,568	3.38%	$24,288	3.62%	$37,826	3.79%	$3,097	4.65%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax-equivalent basis using a rate of 34%.

2014 compared to 2013

During 2014, our investment in U.S. agency residential mortgage backed securities increased from purchases of new securities as well as reallocation of securities from U.S. agency residential collateralized mortgage obligations upon their repayment. Maturities and repayments of collateralized mortgage obligations were reinvested in residential mortgage backed securities due to greater relative yield and the greater ability to pledge mortgage backed securities rather than collateralized mortgage obligations against our structured repurchase agreement liability. Because investment in obligations of states and political subdivisions remained the same as in prior years, the increase in mortgage related investments decreased the portfolio allocation to obligations of states and political subdivisions from 52.40% of the portfolio at December 31, 2014 to 47.60% at December 31, 2014. Although repayments of mortgage related securities would extend in a rising rate environment as may occur during 2015, the ability to reinvest principal payments received and the shorter duration of such securities compared to our long term obligations from states and political subdivisions, our interest rate risk is reduced compared to maintain a higher municipal investment portfolio. The majority of our mortgage related securities are fully amortized 15 to 20 year maturity pass through pools or collateralized mortgage obligations designed to return cash flows from repayments similar to those of a 15 to 20 year fully amortizing pool. The weighted average duration of our mortgage back securities portfolio in the current interest rate environment was 5. 1 years and the duration for our collateralized mortgage obligations was 2.6 years at December 31, 2014.

Included with obligations of states and political subdivisions in Table 24 are Qualified School Construction bonds with book value of $4,076 at December 31, 2014 and $4,358 at December 31, 2013. These bonds do not carry a stated interest rate, but instead pay a federal income tax credit as a fixed percentage of the bond principal that we use to offset against our required federal tax payments. Therefore, earnings on this investment are dependent on our continued generation of federal taxable income. At December 31, 2014, this portfolio carried a tax adjusted yield of 4.94% and an average stated maturity of approximately 3.5 years and were considered a general obligation of the issuing local government authority.

We maintain a conservative municipal investment portfolio with concentrations as of December 31, 2014 outlined below.

Municipal Geographical Concentration by Issuer at December 31, 2014:

Wisconsin – 70%

Minnesota – 9%

Illinois – 5%

Iowa – 3%

All other states – 13%

Municipal Type of Issue at December 31, 2014:

Unlimited General Obligation - 94%

Limited General Obligation – 2%

Revenue Bond – 4%

Municipal Bond Principal Quality by Credit Rating at December 31, 2014:

A or better rated – 84%

BBB – 1%

Nonrated – 15%

Our non-rated trust preferred securities were issued by three banks headquartered in Wisconsin with management teams known to us including Johnson Financial Group, Inc., River Valley Bancorporation, Inc., and Northern Bankshares, Inc. The non-rated senior subordinated notes were issued by McFarland State Bank, a subsidiary of Northern Bankshares, Inc. After a significant loss during 2010, Johnson Financial Group, Inc. elected to defer payments of interest on their trust preferred security issue, causing us to classify the $750 par value investment as a nonperforming asset. During 2012, the owners of Johnson Financial Group recapitalized Johnson Bank under an agreement with regulators and repaid all past due interest. We regularly review the financial performance of the banks associated with our trust preferred and senior subordinated note investments. None of the securities were considered other than temporarily impaired at December 31, 2014.

At December 31, 2014, securities fair value was 101.3% of amortized cost compared to 100.0% of amortized cost at December 31, 2013. Unrealized fair value gains over historical amortized cost increased during 2014 due to a decrease in market interest rates for terms of 5 years or longer. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information on the transferred securities. The net unrealized gain on securities transferred to securities held to maturity and recorded as a component of stockholders’ equity was $413, net of taxes of $267 at December 31, 2014. The net unrealized gain on securities available for sale, recorded as a component of stockholders’ equity, was $421, net of deferred taxes of $273 at December 31, 2014. An increase in market interest rates would decrease the fair value of all fixed rate securities, although only the change in fair value after tax for securities available for sale would reduce stockholders’ equity. Unrealized securities gains and losses, net of income tax effects, do not impact the level of regulatory capital as calculated under current banking regulations. We believe investment security yields have a stabilizing effect on net interest margin during periods of interest rate swings and expect to hold existing securities until maturity or repayment unless such funds are needed for liquidity due to unexpected loan growth or depositor withdrawals, or if the sale is beneficial to our interest rate risk and return profile. Periods of rising interest rates will decrease the fair value of fixed rate securities in our portfolio and associated unrealized gains, negatively impacting net book value per share.

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

Table 26: Loan Composition

	2014		2013		2012		2011		2010
As of		% of		% of		% of		% of		% of
December 31,	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, industrial, municipal, and agricultural	$134,768	25.01%	$130,220	24.88%	$132,633	26.90%	$127,192	28.26%	$129,063	29.00%

Commercial real estate mortgage	203,501	37.77%	212,850	40.67%	183,818	37.27%	184,360	40.96%	180,937	40.65%

Construction and development (commercial and residential)	45,075	8.36%	31,949	6.10%	43,729	8.87%	33,497	7.44%	35,310	7.93%

Residential real estate mortgage	128,347	23.81%	123,980	23.69%	105,579	21.41%	78,114	17.35%	71,675	16.10%

Residential real estate mortgage held for sale	100	0.02%	150	0.03%	884	0.18%	39	0.01%	436	0.10%

Residential real estate home equity	23,517	4.36%	20,677	3.95%	21,756	4.41%	23,193	5.15%	23,774	5.34%

Consumer and individual	3,627	0.67%	3,567	0.68%	4,715	0.96%	3,732	0.83%	3,929	0.88%

Totals	$538,935	100.00%	$523,393	100.00%	$493,114	100.00%	$450,127	100.00%	$445,124	100.00%

Commercial real estate loans are originated for a broad range of business purposes including non-owner occupied office rental or retail space, multi-family rental units, owner occupied manufacturing facilities, and owner occupied retail sales space. We have little lending activity for agricultural purposes. Our management is involved in the communities we serve and believes it has a strong understanding of the local economy, its business leaders, and trends in successful business development. Based on this knowledge, we offer flexible terms and efficient approvals which have allowed us to grow and manage this type of lending.

Loans for the purpose of construction, land development, and other land loans (including residential construction and development) were $45,075 at December 31, 2014, and $31,949 at December 31, 2013 (including loan principal not yet disbursed) and represented 8.4% of total gross loans at December 31, 2014 compared to 6.1% at December 31, 2013. Commercial real estate loans, including disbursed commercial construction and land development loans, were equal to 374% of total common stockholders’ equity at December 31, 2014 compared to 395% of total common stockholders’ equity at December 31, 2013. This allocation of capital to commercial real estate loans has declined steadily since 2009 when the ratio was 477% of stockholders’ equity. Our experience in such lending allows us to minimize credit risk with annual net charge-offs on commercial real estate lending ranging from 0.02% to 0.48% of the average commercial real estate portfolio during the six years ended December 31, 2014. The large grain loss recorded during 2013 was not related to our commercial real estate lending activities.

As part of the asset/liability and interest rate sensitivity management strategy, we generally do not retain long-term 20 to 30 year fixed rate mortgages in our own portfolio. Therefore, it is our practice to sell the majority of long-term fixed rate mortgage loan originations to secondary market agencies in exchange for a fee. From time to time, we retain second mortgage loans, on certain high value homes requiring total financing above the conforming secondary market limit, after selling the first mortgage into the secondary market. In addition, some local borrowers require mortgage financing that does not fit one of the secondary market programs, cannot qualify for secondary market financing because they cannot obtain a qualifying appraisal due to lack of comparable sales, or the borrower prefers us to hold the loan in our own portfolio. First and second mortgage loans on the balance sheet generally carry fixed rate balloon payment terms of five years or less or are adjustable rate mortgages following an initial fixed rate period of five years or less.

Consumer and individual loans include short-term personal loans, automobile and recreational vehicle installment loans. Home equity lines of credit are often used by customers for retail purposes but are classified in Table 26 above separately from consumer and individual loans. We experience extensive competition from local credit unions offering low rates on installment loans delivered they deliver through income tax advantaged lower cost channels making consumer installment loan originations less profitable for us after incurring our income tax expense. Therefore, we direct our resources toward lending categories such as residential mortgages and commercial related lending which are more profitable on an after basis.

2014 compared to 2013

Loans held for investment continue to consist primarily of commercial related loans, including commercial and industrial loans, commercial real estate loans, and commercial construction and development loans, representing approximately 69% of total loans at December 31, 2014 compared to 68% of total loans at December 31, 2013. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 8.4% of total loans receivable at December 31, 2014 compared to 6.1% at December 31, 2013. Loans in our construction and development classification are primarily short-term loans that provide financing for the construction of single family homes, multi-family apartment complexes, or construction of commercial real estate for office space or retail sales delivery. We retain permanent financing on these projects following completion of construction in many cases and will not enter into a construction loan relationship unless we are able and wish to retain the permanent financing. New residential construction loans are typically sold in the secondary market upon completion of construction.

Our markets have traditionally supplied opportunities for loan growth. Loan participations purchased were $22,404 and $27,404 at December 31, 2014 and December 31, 2013, respectively, representing 4.2% and 5.2% of total loans as shown in Table 26. The majority of our purchased loan participations are arrangements with other banks in Wisconsin that work together to meet the credit needs of each other’s largest credit customers. These loans are underwritten in the same manner as loans originated solely for our own portfolio. At December 31, 2014, no loan participations were purchased from sources other than traditional banks with substantial operations in Wisconsin compared to $407 at December 31, 2013.

Since 2010, local loan growth opportunities have been limited resulting in sporadic or limited net commercial loan growth. Competition from larger banks in our markets is strong as such banks with higher capital levels and substantial deposit growth look to lending for higher yielding assets as investment security returns remain very low. Banks including BMO Harris Bank (the acquirer of M&I Bank and the bank having the largest deposit market share in our markets), U.S. Bank, Associated Bank, and Chase Bank appear to have relaxed credit terms for high credit quality borrowers and lowered lending interest rate spreads in an effort to aggressively increase their loan market share. In addition, local demand for commercial capital expansion remains low. We expect strong competition to continue during 2015 which could impact the pace of future loan growth and could negatively impact net interest margin and net interest income. To support loan growth, we expect to continue to grow purchased loan participations from other banks in Wisconsin during 2015 and to consider the purchase or origination of loans to borrowers outside of our credit area following our normal underwriting guidelines.

2013 compared to 2012

Commercial related loans, including commercial and industrial loans, commercial real estate loans, and commercial construction and development loans, represented approximately 68% of total loans at December 31, 2013 compared to 70% of total loans at December 31, 2012. All construction and land development loans, including commercial and 1-4 family residential construction loan commitments were approximately 6.1% of total loans receivable at December 31, 2013 compared to 8.9% at December 31, 2012.

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

During 2013 and 2012, to support loan growth and invest low yielding liquid cash and cash equivalents, we maintained a program to originate 15-year fully amortizing fixed rate residential first mortgage loans and retain those loans on our balance sheet rather than selling them to secondary market investors as is our normal practice. The loans were fully underwritten with the majority of loans conforming to secondary market standards. However, if the property was located in a rural area in which an adequate number of recent comparable sales were not available, some of the mortgages may not have been underwritten with a qualifying secondary market appraisal, although a current appraisal was obtained on each loan. We do not intend to securitize these loans for sale on the secondary market. The program originated approximately $26.1 million in residential mortgage loans at a 2.92% weighted average interest rate during the year ended December 31, 2012. We discontinued this program during 2013 but during the year originated approximately $16.5 million in additional residential mortgage loans at a 2.69% weighted average interest rate. At December 31, 2014, $33.7 million of total principal under this 2012 and 2013 program remained on the balance sheet at a 2.81% weighted average interest rate. This in-house fixed rate mortgage program contributed to the net increase in residential mortgage loans in Table 26 above. This program was discontinued during 2013 as excess liquidity declined, commercial related loan growth was available at favorable pricing, and long term market interest rates and potential interest rate risk increased. Retaining residential mortgage loans on the balance sheet, instead of selling them to the secondary market, increases potential interest rate risk in a rising rate environment and adds credit risk from potential problem loan defaults. However, we believe both interest rate and credit risk are mitigated by limiting the program to conforming borrowers able to support the significantly faster 15 year principal amortization compared to a traditional 30 year amortizing loan.

Loans Receivable Maturities

Table 27 categorizes loan principal by scheduled maturity at December 31, 2014, and does not take into account any prepayment options held by the borrower. The loan portfolio is widely diversified by types of borrowers and industry groups. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2014, no concentrations existed in our portfolio in excess of 10% of total loans except for a geographical concentration of borrowers and collateral located in Marathon County, Wisconsin in which we have the majority of our branches and operations representing the majority of our loan portfolio.

Table 27: Loan Maturity Distribution and Interest Rate Sensitivity

	Loan Maturity
	One year	Over one year	Over
As of December 31, 2014:	or less	to five years	five years

Commercial, industrial, municipal, and agricultural	$73,185	$46,835	$14,748
Commercial real estate mortgage	44,917	135,195	23,389
Real estate construction	25,469	18,324	1,282
Residential real estate mortgage	17,156	36,947	74,244
Residential real estate mortgage held for sale			100
Residential real estate home equity	608	22,909	–
Consumer and individual	1,643	1,984	–

Totals	$162,978	$262,194	$113,763

Fixed rate		$203,129	$93,403
Variable rate		59,065	20,360

Totals		$262,194	$113,763

Deposits

Core retail deposits are our largest source of funds. We consider core retail deposits to include noninterest-bearing demand deposits, interest bearing demand and savings deposits, money market demand deposits, and retail time deposits less than $100. Core retail deposits represented 71.0% and 66.6% of total assets as of December 31, 2014 and 2013, respectively. In addition to core certificates of deposit, funding from local certificates with balances greater than $100 made up 7.0% and 6.5% of total assets at December 31, 2014, and 2013, respectively. Despite being held by local customers, these large certificates are not considered core funds as the balances may be temporary and subject to placement with any financial institution offering the highest interest rate bid. Our retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Table 28 outlines the average distribution of deposits during the three years ending December 31, 2014.

Table 28: Average Deposits Distribution

	2014		2013		2012
		Interest		Interest		Interest
Year Ended December 31,	Amount	Rate paid	Amount	Rate paid	Amount	Rate paid

Noninterest-bearing demand deposits	$97,884	n/a	$82,506	n/a	$73,135	n/a

Interest-bearing demand and savings deposits	179,449	0.16%	172,249	0.22%	154,428	0.51%

Money market demand deposits	140,248	0.26%	121,351	0.33%	110,587	0.53%

Retail and local time deposits	118,768	0.93%	105,462	1.01%	110,488	1.10%

Wholesale and national time deposits	54,016	1.97%	58,930	2.02%	65,699	2.40%

Totals	$590,365	0.48%	$540,498	0.56%	$514,337	0.81%

Average retail and local deposit growth	11.38%		7.34%		17.44%
Average total deposit growth	9.23%		5.09%		12.75%

We hold retail and local time deposits collected under the “Certificate of Deposit Account Registry System” (CDARS), a nation-wide program in which network banks work together to obtain greater FDIC insurance on deposits through sharing of banking charters. Such deposits are typically greater than $100 in balance and average balances of CDARS deposits were $3,783 during 2014, $6,906 during 2013, and $11,681 during 2012. Average CDARS balances have declined in recent years as local customers that fueled CDARS growth seeking 100% FDIC protection during the last recession have withdrawn balances for operational needs as well as to invest in other deposit products outside the CDARS program for higher yields. For regulatory purposes, CDARS deposits are considered brokered deposits and disclosed as such on quarterly regulatory filings. However, for internal and external reporting other than for Call Report purposes, these deposits are considered to be retail deposits since the terms of the account are set directly between us and our local customer on a retail basis. Accordingly, these deposits are included as “Retail time deposits $100 and over” in the Tables in this section. Total CDARS deposits totaled $3,037 and $4,292 at December 31, 2014 and 2013, respectively.

Table 29 provides a breakdown of deposit categories as of December 31, 2014 and 2013.

Table 29: Period-End Deposit Composition

As of December 31,	2014		2013
	$	%	$	%

Non-interest bearing demand	$114,803	18.4%	$102,644	17.8%
Interest-bearing demand and savings	188,638	30.3%	176,427	30.5%
Money market deposits	146,996	23.6%	136,797	23.7%
Retail time deposits less than $100	71,232	11.4%	57,897	10.0%

Total core deposits	521,669	83.7%	473,765	82.0%
Retail time deposits $100 and over	51,144	8.2%	46,390	8.0%
Broker and national time deposits less than $100	198	0.0%	542	0.1%
Broker and national time deposits $100 and over	49,940	8.1%	56,817	9.9%

Totals	$622,951	100.0%	$577,514	100.0%

Table 30 provides a summary of changes in key deposit categories during 2014 and 2013.

Table 30: Change in Deposit Composition

			% Change from prior year
At December 31,	2014	2013	2014	2013

Total time deposits $100 and over	$101,084	$103,207	-2.1%	0.8%
Total broker and wholesale deposits	50,138	57,359	-12.6%	5.3%
Total retail time deposits	122,376	104,287	17.3%	-6.4%
Core deposits, including money market deposits	521,669	473,765	10.1%	2.5%

Table 31 outlines maturities of time deposits of $100 or more, including broker and retail time deposits as of December 31, 2014 and 2013.

Table 31: Maturity Distribution of Certificates of Deposit of $100 or More

	2014		2013
As of December 31,	Balance	Rate	Balance	Rate

3 months or less	$10,639	1.32%	$13,940	1.11%
Over 3 months through 6 months	13,312	1.35%	8,510	1.04%
Over 6 months through 12 months	19,523	0.98%	21,944	1.28%
Over 1 year through 5 years	56,441	1.49%	55,907	1.84%
Over 5 years	1,169	2.82%	2,906	2.69%

Totals	$101,084	1.37%	$103,207	1.58%

2014 compared to 2013

Total deposits increased $45,437, or 7.9%, to $622,951 at December 31, 2014 compared to $577,514 at December 31, 2013. Local deposits increased $52,658, or 10.1%, on the purchase of Northwoods Rhinelander, while out of area and brokered deposits decreased $7,221, or 12.6%. The original Northwoods Rhinelander purchase included $40,780 of deposit principal, of which $33,054 was retained at December 31, 2014, down $7,726, or 19%. The decline consisted primarily of matured certificates of deposit not reinvested, as certificates of deposit declined $5,153 following the purchase at December 31, 2014, or 67% of the total decline. We ceased the sale of our Rewards Checking NOW deposit account during 2011 and have seen balances in the product decline over the years. During 2014, Reward Checking balances declined $3,113 to $33,339 at December 31, 2014 after declining $7,290 during 2013. Although this account type was once an important provider of deposit growth, we expect Rewards Checking customer balances to continue to decline during 2015 at a similar pace seen during 2014.

Deposits held for municipalities were $40,670 at December 31, 2014, down $390, or 0.9%, from $41,060 at December 31, 2013. Many of our municipalities had higher December 31 balances from seasonal property tax collection activity compared to other periods during the year. At December 31, 2014 we held $56.0 million of total nonmaturity deposits and overnight repurchase agreement amounts from our ten largest deposit customers, making up approximately 10% of our total local deposits and overnight repurchase agreements. Our concentration of deposits with these largest depositors has increased slightly during the past several years from 8% at December 31, 2012 and 9% at December 31, 2013. Many of the balances at year-end were seasonal deposits and expected to be withdrawn during the first several months of 2015 but contributed to the large cash and cash equivalents balance at December 31, 2014.

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

Deposits held for municipalities were $41,060 at December 31, 2013, up $5,423, or 15.2%, from $35,637 at December 31, 2012 primarily from growth in our high yield uncollateralized municipal money market account. Many of our municipalities had higher December 31 balances from seasonal property tax collection activity. At December 31, 2013 we held $47.5 million of total nonmaturity deposits and overnight repurchase agreement amounts from our ten largest deposit customers, making up approximately 9% of our total local deposits and overnight repurchase agreements. Many of the balances at year-end were seasonal deposits and withdrawn during the first several months of 2014.

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

The primary short-term and long-term funding sources we use other than retail deposits include federal funds purchased from other correspondent banks, advances from the FHLB, and issuance of brokered and national time deposits. Table 33 outlines the available and unused portion of these funding sources (based on collateral and/or company policy limitations) as of December 31, 2014 and 2013. Currently unused but available funding sources along with a significant amount of overnight liquid funds at December 31, 2014 are considered sufficient to fund anticipated 2015 asset growth, repay maturing liabilities, and manage customer deposit demands and withdrawals.

We maintain formal policies to address liquidity contingency needs and to manage a liquidity crisis. Table 32 below provides a summary of how the wholesale funding sources normally available to us would be impacted by various operating conditions.

Table 32: Environmental Impacts on Availability of Wholesale Funding Sources:

	Normal	Moderately	Highly
	Operating	Stressed	Stressed
	Environment	Environment	Environment
Repurchase Agreements	Yes	Likely*	Not Likely
FHLB (primary 1-4 REM collateral)	Yes	Yes*	Less Likely*
FHLB (secondary loan collateral)	Yes	Likely*	Not Likely
Brokered CDs	Yes	Likely*	Not Likely
National CDs	Yes	Likely*	Not Likely
Fed Funds Lines	Yes	Less Likely*	Not Likely
FRB (Borrow-In-Custody)	Yes	Yes	Less Likely*
FRB (Discount Window securities)	Yes	Yes	Yes
Holding Company line of credit	Yes	Yes	Less Likely*

* May be available but subject to restrictions

Table 33 summarizes the availability of various wholesale funding sources at December 31, 2014 and 2013.

Table 33: Available but Unused Funding Sources other than Retail Deposits:

	December 31, 2014		December 31, 2013
	Unused, but	Amount	Unused, but	Amount
	Available	Used	Available	Used

Overnight federal funds purchased	$28,000	$–	$28,000	$–
Federal Reserve discount window advances	81,207	–	89,875	–
FHLB advances under blanket mortgage lien	81,282	20,271	54,944	38,049
Repurchase agreements and other FHLB advances	57,599	9,824	35,822	20,441
Wholesale and national deposits	96,735	50,138	84,949	57,359
Holding company secured line of credit	3,000	–	3,000	–

Totals	$347,823	$80,233	$296,590	$115,849

Funding as a percent of total assets	47.4%	10.9%	41.7%	16.3%
Percentage of gross available funding used at period-end	n/a	18.7%	n/a	28.1%

The following discussion examines each of the available but unused funding sources listed in Table 33 above and the factors that may directly or indirectly influence the timing or the amount ultimately available to us.

2014 compared to 2013

Overnight federal funds purchased

Our consolidated federal funds purchase availability totals $28,000 from three correspondent banks. The most significant portion of the total is $15,000 from our primary correspondent bank, Bankers’ Bank located in Madison, Wisconsin. We make regular use of the Bankers’ Bank line as part of our normal daily cash settlement procedures, but rarely have used the lines offered by the other two correspondent banks. Federal funds must be repaid each day and borrowings may be renewed for up to 14 consecutive business days. To unilaterally draw on the existing federal funds line, we need to maintain a “composite ratio” as defined by Bankers’ Bank of 40% or less. Bankers’ Bank defines the composite ratio to be nonaccrual loans and foreclosed assets divided by tangible capital including the allowance for loan losses calculated at our subsidiary bank level. Due to existence of the composite ratio, an increase in nonaccrual loans or foreclosed assets could impact availability of the line or subject us to further review. In addition, a rising composite ratio could cause our other two correspondent banks to reconsider their federal funds line with us since they do not also serve as our primary correspondent bank. Peoples’ (our subsidiary bank) composite ratio was approximately 13% at December 31, 2014 and 2013, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We have a $100,000 line of credit with the Federal Reserve Discount Window supported by both commercial and commercial real estate collateral provided to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2014 and 2013, the annualized interest rate applicable to Discount Window advances was .75%. Under the BIC program, we provide a monthly listing of detailed loan information on the loans provided as collateral. We are subject to annual review and certification by the Federal Reserve to retain participation in the program. The Discount Window represents the primary source of liquidity on a daily basis following our federal funds purchased lines of credit discussed above. We were limited to a maximum advance of $81,207 at December 31, 2014 compared to $89,875 at December 31, 2013 based on the BIC loan collateral pledged. Discount Window advances must be repaid or renewed each day. No Discount Window advances were used during 2014 or 2013.

Only performing loans are permitted as collateral under the BIC and each individual loan is subject to a haircut to collateral value based on the Federal Reserve’s review of the listing each month. At December 31, 2014, we could borrow up to approximately 71% of the loan principal offered as collateral in Discount Window advances. Similar to the federal funds purchased lines of credit, an increase in nonperforming loans would decrease the amount of collateral available for Discount Window advances.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

We maintain an available line of credit with the FHLB of Chicago based on a pledge of 1 to 4 family mortgage loan collateral, both first and secondary lien positions. We may borrow on the line to the lesser of the blanket mortgage lien collateral provided, or 20 times our existing FHLB capital stock investment. Based on our existing $2,556 capital stock investment, total FHLB advances in excess of $51,124 require us to purchase additional FHLB stock equal to 5% of the advance amount. At December 31, 2014, $29,904 of advances were available from the FHLB without the purchase of additional FHLB stock. Further advances of the remaining $51,378 available at December 31, 2014 would have required us to purchase additional FHLB stock totaling $2,569. At December 31, 2013, $5,206 of advances were available from the FHLB without the purchase of additional FHLB stock. Further advances of the remaining $49,738 available at December 31, 2013 would have required us to purchase additional FHLB stock totaling $2,487. FHLB stock currently pays an annualized dividend of .50% with expectations of continuing this dividend level. Therefore, additional FHLB advances carry additional cost relative to other wholesale borrowing alternatives due to the requirement to hold relatively low yielding FHLB stock.

Similar to the Discount Window, only performing residential mortgage loans may be pledged to the FHLB under the blanket lien. In addition, we were subject to a haircut of approximately 36% on first mortgage collateral and 60% on secondary lien collateral at both December 31, 2014 and December 31, 2013. The FHLB conducts periodic audits of collateral identification and submission procedures and adjusts the collateral haircuts higher in response to negative exam findings. The FHLB also assigns a credit risk grade to each member based on a quarterly review of the member’s regulatory CALL report. Our current credit risk is within the normal range for a healthy member bank. Negative financial performance trends such as reduced capital levels, increased nonperforming assets, net operating losses, and other factors can increase a member’s credit risk grade. Higher risk grades can require a member to provide detailed loan collateral listings (rather than a blanket lien), physical collateral, and other restrictions on the maximum line usage. FHLB advances are available on a daily basis and along with Discount Window advances represent a primary source of liquidity following our federal funds purchased lines of credit.

FHLB advances carry substantial penalties for early prepayment that are generally not recovered from the lower interest rates in refinancing. The amount of early prepayment penalty is a function of the difference between the current borrowing rate, and the rate currently available for refinancing. Under a new collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at December 31, 2014 or December 31, 2013.

No FHLB stock was purchased or sold by us during 2014. In connection with the lifting of their regulatory consent order, the FHLB of Chicago announced a capital stock conversion plan and repurchased $1,038 of our stock in 2013 and $744 of our stock during 2012. A member must continue to hold capital stock no less than 5% of outstanding FHLB advances. Our FHLB capital stock shares are considered “B-2” capital shares. Excess holdings of B-2 shares may be redeemed by the FHLB at the request of a member following a five year redemption period.

Repurchase agreements and FHLB advances collateralized by investment securities

Wholesale repurchase agreements may be available from a correspondent bank counterparty for both overnight and longer terms. Such arrangements typically call for the agreement to be collateralized by us at 110% of the repurchase principal. In the current market, repurchase counterparty providers are extremely limited and would likely require a minimum $10 million transaction. Repurchase agreements could require up to several business days to receive funding. Due to the lack of availability of counterparties offering the product, wholesale repurchase agreements are not a reliable source of liquidity. At December 31, 2014, $5,500 of our repurchase agreements are wholesale agreements with correspondent banks and $4,324 are overnight repurchase agreements with local customers using our treasury management services. At December 31, 2013, $13,500 of our repurchase agreements are wholesale agreements with correspondent banks and $5,441 are overnight repurchase agreements with local customers.

In addition to availability of FHLB advances under the blanket mortgage lien, we also have the ability to pledge investment securities as collateral against FHLB advances. Advances secured by investments are also subject to the FHLB stock ownership requirement as described previously. Due to the need to purchase additional FHLB member stock, FHLB advances secured by investments are not considered a primary source of liquidity. At December 31, 2014, $57,599 of additional FHLB advances were available based on pledging of securities if an additional $2,880 of member capital stock were purchased. At December 31, 2013, $35,822 of additional FHLB advances were available based on pledging of securities if an additional $1,791 of member capital stock were purchased. The amount of available advances based on security pledging increased during 2014 from repurchase of our $8,000 wholesale repurchased agreement and increased mortgage backed securities purchased during 2014.

Wholesale market deposits

Due to the strength of our capital position, balance sheet, and ongoing earnings, we enjoy the lowest possible costs when purchasing wholesale certificates of deposit on the brokered market. We have an internal policy that limits use of brokered deposits to 20% of total assets, which gave availability of $96,735 at December 31, 2014 and $84,949 at December 31, 2013. Brokered and national certificates were 6.8% and 8.1% of assets at December 31, 2014 and December 31, 2013, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth is often funded with brokered certificate of deposit funding.

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

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at December 31, 2014 and December 31, 2013. No amounts were drawn on the line during 2014 or 2013. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow. Because our bank holding company has approximately $1,500 of debt financing payments per year as well as approximately $150 of other expenses (before tax benefits), the holding company line of credit is a critical source of potential liquidity.

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

At December 31, 2014 and December 31, 2013, we were not in violation of any of the line of credit covenants. A violation of any covenant could prevent us from utilizing the unused balance of the line of credit. The line of credit expires during December 2015.

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

2013 compared to 2012

Overnight federal funds purchased

Our aggregate federal funds purchased availability totaled $28,000 from three correspondent banks at December 31, 2013 and 2012, and no amounts were drawn on these federal funds lines at those dates. Our subsidiary bank’s composite ratio was approximately 13% at December 31, 2013 and 2012, and less than the 40% benchmark used by Bankers’ Bank.

Federal Reserve discount window advances

We maintained a $100,000 line of credit with the Federal Reserve Discount Window supported by a pledge of both commercial and commercial real estate loans to the Federal Reserve under their Borrower in Custody (“BIC”) program. During 2013 and 2012, the annualized interest rate applicable to Discount Window advances was .75%. We were limited to a maximum advance of $89,875 and $70,141 at December 31, 2013 and December 31, 2012, respectively, based on the BIC loan collateral pledged. No Discount Window advances were used during 2013 or 2012. The available line increase during 2013 as more loans were pledged against to the Discount Window compared to 2012.

Federal Home Loan Bank (FHLB) advances under blanket mortgage lien and other FHLB advances

Based on the existing $2,556 capital stock investment at December 31, 2013, total FHLB advances in excess of $50,124 required us to purchase additional FHLB stock equal to 5% of the advance amount. At December 31, 2013, $5,206 of advances were available from the FHLB without the purchase of additional FHLB stock. Further advances of the $49,738 available at December 31, 2013, would have required us to purchase additional FHLB stock totaling $2,487. Under the collateral and pledging agreement we maintain with the FHLB effective April 12, 2011, we are also permitted to pledge commercial related collateral for advances. However, we did not pledge any commercial loan collateral to the FHLB at December 31, 2013 or December 31, 2012.

Repurchase agreements and FHLB advances collateralized by investment securities

At December 31, 2013, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $5,441 were overnight repurchase agreements with local customers using our treasury management services. At December 31, 2012, $13,500 of our repurchase agreements were wholesale agreements with correspondent banks and $7,228 were overnight repurchase agreements with local customers. At December 31, 2013, $35,822 of additional FHLB advances were available based on pledging of securities if an additional $1,791 of member capital stock were purchased. At December 31, 2012, $44,634 of additional FHLB advances were available based on pledging of securities if an additional $2,232 of member capital stock were purchased.

Wholesale market deposits

Our internal policy that limits use of brokered deposits to 20% of total assets, gave us availability of $84,949 at December 31, 2013 and $87,936 at December 31, 2012. Brokered and national certificates were 8.1% and 7.6% of assets at December 31, 2013 and December 31, 2012, respectively. Due to a limited number of providers of repurchase agreement funding as well as our desire to retain unencumbered securities for liquidity purposes and adverse impacts from holding additional FHLB capital stock, loan growth in past years was often funded with brokered certificate of deposit funding. Following our purchase of Marathon State Bank in 2012, our reliance on brokered deposits declined as excess cash and cash equivalents from their deposits and maturing investment securities were used to repay maturing brokered deposits.

Holding company unsecured line of credit

We maintained a $3,000 line of credit with Bankers’ Bank in Madison, Wisconsin as a contingency liquidity source at December 31, 2013 and December 31, 2012. No amounts were drawn on the line during 2013 or 2012. Although our bank subsidiary has in the past provided the holding company’s liquidity needs through semi-annual upstream cash dividend of profits, losses or other negative performance trends could prevent the bank from providing these dividends as cash flow.

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

No Risk Level triggers were exceeded at December 31, 2014 or December 31, 2013 and no liquidity stress levels were considered to exist at those dates.

As part of our formal quarterly asset-liability management projections, we also measure basic surplus as the amount of existing net liquid assets (after deducting short-term liabilities and coverage for anticipated deposit funding outflows during the next 30 days) divided by total assets. The basic surplus calculation does not consider unused but available correspondent bank federal funds purchased, as those funds are subject to availability based on the correspondent bank’s own liquidity needs and therefore are not guaranteed contractual funds. However, basic surplus does include unused but available FHLB advances under the open line of credit supported by a blanket lien on mortgage collateral. Basic surplus does not include available brokered certificate of deposit funding as those funds generally may not be obtained within one business day following the request for funding. Our policy is to maintain a basic surplus of at least 5%. Basic surplus was 18.3%, 11.6%, and 14.4% at December 31, 2014, 2013, and 2012, respectively. The basic surplus increased significantly at December 31, 2014 compared to 2013 from pay down of maturing FHLB advances during 2014 with deposits acquired on the purchase of Northwoods Rhinelander which increase the amount of available FHLB funding used to calculate the basic surplus ratio.

CAPITAL RESOURCES

Increased retained earnings from net income after payment of dividends is our primary source of capital to support asset growth. During the three years ended December 31, 2014 total stockholders’ equity increased $11,099, or 22.0%. During this period, retained net income after payment of shareholder dividends represented $13,341 of this growth in equity which was primarily offset by a decline in unrealized gains on securities available for sale of $1,297 and $802 of net treasury stock purchases. Assuming a baseline equity to assets ratio of 8%, this growth in equity during the past three years would have supported maximum total asset growth of $138,738 ($11,099 equity growth divided by 8% assumed capital ratio). A detailed listing of stockholders’ equity activity during the three years ended December 31, 2014 may be found in Item 8, Consolidated Statements of Changes in Stockholders’ Equity. Average tangible common stockholders’ equity to total assets was 8.34% during 2014, 8.16% during 2013, and 8.04% during 2012.

Unrealized gains on securities available for sale, net of tax, reflected as accumulated other comprehensive income, represented approximately $0.51, or 1.4% of total net book value per share at December 31, 2014 compared to $0.37, or 1.1% of total net book value per share at December 31, 2013. If market interest rates increased during 2015, unrealized gains on fixed rate investment securities would decline, which would reduce equity since changes in unrealized gains on securities available for sale are recorded through equity. This would negatively impact total stockholders’ equity and net book value per share.

During 2014, we issued 6,400 shares of restricted stock having a grant date value of $200 to certain key employees as a retention tool and to align employee performance with shareholder interests, compared to 8,076 shares of restricted stock having a grant date value of $210 issued during 2013. The shares vest over a six year service period using a straight-line method and unvested shares are forfeited if the employee is no longer employed by the Bank. Refer to Note 19 of the Notes to Consolidated Financial Statements for more information on the restricted stock plan and related activity. Total restricted stock plan expense recognized was $166, $145, and $105, during 2014, 2013, and 2012, respectively.

We purchased 27,244 shares of our common stock on the open market and directly from shareholders at an average price of $33.54 per share during 2014. We purchased 10,030 shares of our common stock on the open market at an average price of $26.78 per share during 2013. We purchased 10,210 shares of our common stock on the open market at an average price of $25.68 per share during 2012. Industry wide, the cost of capital has increased significantly compared to prior years and many sources of previously low cost capital, such as trust preferred offerings like our $7. 7 million junior subordinated debentures, are no longer available. We expect to continue a similar level of share repurchases during 2015 unless equity capital is required by merger and acquisition activities.

We declared a 5% stock dividend to shareholders on June 19, 2012 to celebrate the 50th anniversary of our subsidiary Peoples State Bank, which was paid in additional shares of our common stock on July 30, 2012 to shareholders of record on July 16, 2012. All references to per share information in this Annual Report on Form 10-K have been updated to reflect the 5% stock dividend.

We are also required to maintain minimum levels of capital to be considered well-capitalized under current banking regulation. Table 34 presents a reconciliation of stockholders’ equity as presented in the consolidated balance sheets for the three years ended December 31, 2014 to regulatory capital. Our subsidiary bank, Peoples State Bank, was considered “well capitalized” under applicable capital regulations at December 31, 2014, 2013, and 2012. Refer to Item 8, Note 20 of the Notes to Consolidated Financial Statements for these regulatory requirements and our current capital position relative to these requirements. Failure to remain well-capitalized could prevent us from obtaining future wholesale brokered time deposits which have been an important source of funding.

For regulatory purposes, certain long-term debt may be reclassified as regulatory capital. At December 31, 2014, our $7.7 million in floating rate junior subordinated debentures maturing in September 2035 were considered Tier 1 regulatory capital. The floating payments required by the junior debentures have been hedged with a fixed rate interest rate swap resulting in a total fixed interest cost of 4.42% through September 2017. At December 31, 2012, we had two subordinated debt issues that were considered regulatory capital including the $7.7 million junior subordinated debentures and $7 million of 8% senior subordinated notes maturing July 2019. During 2013, we refinanced the $7 million of 8% senior subordinated notes with a $2 million floating rate correspondent bank note and a new $4 million 3.75% fixed rate senior note due February 2018 issued to three of our directors and a large local shareholder. We also paid down $1 million of the debt with existing cash on hand at December 31, 2012. The refinancing saved $340 of interest expense during 2013 compared to 2012. However, the structure of the refinance did not permit any of the $6 million in new notes to be considered as total regulatory capital as were the prior $7 million 8% senior notes due July 2019.

During 2013, the banking regulatory agencies finalized new regulatory capital rules that will increase our capital needs beginning January 1, 2015. The new rules are outlined under Item 1 of this Annual Report on Form 10-K, in Regulation and Supervision under Capital Adequacy. In addition, the minimum capital ratios to be considered well capitalized and to cover the newly required “capital buffer,” which phases in beginning in 2016 and growing .625% during 2016 through 2019 to 2.50%, would be 6.50% for the leverage ratio, 8.50% for the Tier 1 to risk adjusted capital ratio, and 10.50% for the total risk adjusted capital ratio, up from 5.00%, 6.00%, and 10.00%, respectively under current capital regulation.

The most significant factors of the rules changes include:

●	Requirement to meet minimum capital ratios for a new regulatory capital ratio defined as the “Common equity Tier 1 capital ratio”.

●	Institution of a new “capital conservation buffer” which provides a buffer between the minimum regulatory capital ratios to be considered “adequately capitalized” and capital ratios that allow the bank to pay certain levels of shareholder dividends, purchase treasury stock, or fund certain executive management incentive plans.

●	Potential imitations on mortgage servicing right assets and deferred income tax assets allowed as regulatory capital as well as a greater risk weight applied to the amount allowed for regulatory capital purposes.

●	Past due loans would be subject to a 150% risk weighting, up from the 100% risk weighting currently applied.

●	Unused lines of credit not unconditionally cancellable by the bank would be subject to a 20% risk weighting, up from the 0% risk weighting current applied.

The increased regulatory capital requirements could impact our ability to pay shareholder cash dividends, repurchase shares of treasury stock, or the pace of which we could grow in assets, both organically and via merger and acquisition activities. While we do not expect to be required to raise common stock capital solely to meet these new requirements, the new rules would increase the likelihood we would need capital through the issuance of new common stock if we continued merger and acquisition activity for growth. Because the market price of our stock currently trades near our book value, issuance of new common stock shares, such as for an acquisition, could dilute the book value per share of existing shareholders. Initial implementation of the new capital rules first measured on March 31, 2015 are expected reduce our existing regulatory capital ratios by less than 1.00% and will remain significantly greater than the well capitalized minimum level, including the capital buffer.

Table 34: Capital Ratios

At December 31,	2014	2013	2012

Stockholders’ equity	$61,461	$56,753	$54,447
Junior subordinated debentures, net	7,500	7,500	7,500
Disallowed mortgage servicing right assets	(174)	(170)	(123)
Accumulated other comprehensive (income) loss	(637)	(349)	(1,394)

Tier 1 regulatory capital	67,876	63,734	60,430
Senior subordinated notes	–	–	7,000
Add: allowance for loan losses	6,494	6,314	6,206

Total regulatory capital	$74,370	$70,048	$73,636

Average tangible assets	$729,484	$703,261	$689,974

Risk-weighted assets (as defined by current regulations)	$522,352	$504,561	$495,287

Tier 1 capital to average tangible assets (leverage ratio)	9.30%	9.06%	8.76%
Tier 1 capital to risk-weighted assets	12.99%	12.63%	12.20%
Total capital to risk-weighted assets	14.24%	13.88%	14.87%

Capital Ratios – Peoples State Bank – Subsidiary Bank:

Tier 1 capital to average tangible assets (leverage ratio)	9.44%	9.39%	9.35%
Tier 1 capital to risk-weighted assets	13.20%	13.10%	13.11%
Total capital to risk-weighted assets	14.45%	14.35%	14.36%

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

Table 35: Calculation of “Texas Ratio” (a non-GAAP measure) as of December 31,

(dollars in thousands)	2014	2013	2012

Total nonperforming assets	$14,423	$10,389	$12,454

Total stockholders’ equity	$61,461	$56,753	$54,447
Less: Mortgage servicing rights, net (intangible assets)	(1,738)	(1,696)	(1,233)
Less: Goodwill and other intangible assets	(274)	–	–
Less: Preferred stock capital elements	–	–	–
Add: Allowance for loan losses	6,409	6,783	7,431

Total tangible common stockholders’ equity and reserves	$65,858	$61,840	$60,645

Total nonperforming assets as a percentage of total tangible common stockholders’ equity and reserves	21.90%	16.80%	20.54%

OFF-BALANCE-SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We service residential mortgage loans originated by our lenders and sold to the FHLB and FNMA. As a FHLB Mortgage Partnership Finance (“MPF”) loan servicer, we provide a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of the original loan principal sold to the FHLB prior to 2009. At December 31, 2014, our credit guarantee covered $18,834 of loan principal on which we would incur credit losses up to $949 if the FHLB first loss exceeds $1,412 on foreclosure of loans within this pool. Refer to Item 8, Notes 5, 7, and 18 of the Notes to Consolidated Financial Statements for information on the FHLB MPF program. These first mortgage loans are underwritten using standardized criteria we consider to be conservative on residential properties in our local communities. We believe loans serviced for the FHLB will realize minimal foreclosure losses in the future and that we will experience no loan losses related to charge-offs in excess of the FHLB 1% First Loss Account. The north central Wisconsin residential real estate market experiences housing price changes similar to the state of Wisconsin as a whole, and we do not have a significant reliance on vacation homes located in our northern markets. The average residential first mortgage originated by us under the FHLB program which required a credit enhancement was approximately $154 in 2008 and $140 during 2007, the last two years of the program. At December 31, 2014, the average remaining first mortgage principal balance for loans on which we provided the credit enhancement was $64.

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

Under bank regulatory capital rules, this FHLB recourse obligation is risk-weighted for the purposes of the total capital to risk-weighted assets capital calculation. Total risk-based capital required to be held for the recourse obligations under the FHLB MPF programs for capital adequacy purposes was $864 at December 31, 2014 and 2013, and $1,859 at December 31, 2012. During October 2008, we ceased origination and sale of loans to the FHLB that required a credit enhancement and no additional risk-based capital will be required to support such loans. More information on all loans serviced for other investors, including FHLB and FNMA, is outlined in Table 36.

Other significant off-balance sheet financial instruments include the various loan commitments outlined in Item 8, Note 18 of the Notes to Consolidated Financial Statements. These lending commitments are a traditional and customary part of lending operations and many of the commitments are expected to expire without being drawn upon.

Use of Interest Rate Swap Derivatives

From time to time, we will sell an interest rate swap to a high credit quality commercial borrower that allows the adjustable rate borrower to fix their interest rate with an interest rate swap. Refer to Item 8, Note 14 of the Consolidated Financial Statements for details on the program. There were $13,646 and $14,323 of interest rate swaps associated with customer floating rate commercial loan principal at December 31, 2014 and 2013, respectively, under the program. These swaps with customers are offset with equal and matching swaps between us and a correspondent bank. Because the terms of the swap agreements offset each other, these swaps are not designated as hedges of interest rates and the changes in fair value of the swaps are recorded in income. If our borrower were to default on loan repayment or on their swap payments, the swap between us and our loan customer would decline in value, creating a mismatch with our correspondent bank swap fair value and negatively impact net income.

We also maintain an interest rate swap to convert floating interest payments on our $7.7 million junior subordinated debentures to a fixed rate which matures during September 2017. Refer to Note 14 of the Notes to Consolidated Financial Statements for further information on this swap, which is designated as a cash flow hedge of interest rate payments.

Residential Mortgage Loan Servicing

We service $279,865 and $272,280 of residential real estate loans which have been sold to the FHLB and FNMA at December 31, 2014 and 2013, respectively. Loans sold to FHLB and FNMA are not reflected on our Consolidated Balance Sheets. An annualized servicing fee equal to .25% of outstanding principal is retained from payments collected from the customer as compensation for servicing the loan for the FHLB and FNMA. Mortgage loan servicing fees are an important source of mortgage banking income. Refer to Item 8, Note 7 of the Notes to Consolidated Financial Statements for a breakdown of mortgage banking revenue. We recognize a mortgage servicing right asset due to the substantial volume of loans serviced for the FHLB and FNMA. Refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of our mortgage servicing right accounting policies.

All loans sold to FHLB or FNMA in which we retain the loan servicing are subject to underwriting representations and warranties made by us as the originator and we are subject to annual underwriting audits from both entities. Our representations and warranties would allow FHLB or FNMA to require us to repurchase inadequately originated loans for any number of underwriting violations. Provision for mortgage banking losses from required repurchase was $8, $294, and $0 during 2014, 2013, and 2012, respectively. We provided a liability of $85 and $108 at December 31, 2014 and 2013, respectively, for potential future representation and warranty losses.

Table 36 summarizes the various programs and investors for which we serviced loans as of December 31, 2014 and 2013.

Table 36: Residential Mortgage Loan Servicing for Others

At December 31, 2014:
			Weighted Average	Avg. Monthly	PSB Credit	Agency Funded First	Mortgage
Agency	Principal	Loan	Coupon	Payment	Enhancement	Loss	Servicing Right, net
Program	Serviced	Count	Rate	Seasoning	Guarantee	Account	$	%

FHLB MPF 100	$6,333	152	5.38%	140	$94	$291	$12	0.19%
FHLB MPF 125	16,749	206	5.75%	87	855	1,121	67	0.40%
FHLB XTRA	167,095	1,378	3.75%	39	n/a	n/a	980	0.59%
FNMA	89,688	607	3.63%	19	n/a	n/a	679	0.76%

Totals	$279,865	2,343	3.87%	38	$949	$1,412	$1,738	0.62%

At December 31, 2013:

			Weighted Average	Avg. Monthly	PSB Credit	Agency Funded First	Mortgage
Agency	Principal	Loan	Coupon	Payment	Enhancement	Loss	Servicing Right, net
Program	Serviced	Count	Rate	Seasoning	Guarantee	Account	$	%

FHLB MPF 100	$8,493	184	5.38%	128	$94	$291	$19	0.22%
FHLB MPF 125	18,748	226	5.75%	81	855	1,302	77	0.41%
FHLB XTRA	185,283	1,472	3.75%	27	n/a	n/a	1,133	0.61%
FNMA	59,756	409	3.50%	15	n/a	n/a	467	0.78%

Totals	$272,280	2,291	3.88%	31	$949	$1,593	$1,696	0.62%

During 2013 and 2012, certain 15 year fixed rate residential mortgage loans normally sold to the secondary market were retained within our loan portfolio as discussed previously under the section labeled, “Asset Growth and Liquidity” in this Annual Report on Form 10-K. Because market mortgage interest rates are expected to increase during 2015, secondary market mortgage origination activity could decline and customer repayments on existing serviced loans could cause serviced loan principal could decline during 2015 compared to 2014.

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

Table 37: Long-Term Contractual Obligations at December 31, 2014

	Principal payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Federal Home Loan Bank advances	$20,271	$10,000	$1,350	$8,921	$–
Long-term other borrowings	5,500	–	5,500	–	–
Junior subordinated debentures	7,732	–	–	–	7,732
Senior subordinated notes	4,000	–	–	4,000	–
Deferred compensation agreements	3,427	103	248	469	2,607
Post-retirement health insurance benefits plan	31	5	8	7	11
Long-term charitable contribution commitments	11	5	6	–	–
Branch bank operating lease commitments	87	61	26	–	–

Total long-term contractual obligations before time deposits	41,059	10,174	7,138	13,397	10,350
Time deposits	172,514	83,896	50,204	37,246	1,168

Total long-term contractual obligations including time deposits	$213,573	$94,070	$57,342	$50,643	$11,518

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

Loans receivable, for the purpose of estimating the allowance for loan losses, are separated into 12 loan categories:

Performing loans (5 categories, all of which are assigned inherent loss reserves):

●	Residential mortgages
●	Home equity lines of credit
●	Consumer and individual loans
●	Commercial real estate loans – credit risk grades 1 (“high quality”) through grade 4 (“acceptable risk”)
●	Commercial and industrial loans – grades 1 through 4

Problem loans assigned inherent loss reserves (4 categories):

●	Commercial real estate loans – grade 5 (“watch”) and grade 6 (“substandard”) loans
●	Commercial and industrial loans – grade 5 (“watch”) and grade 6 (“substandard”) loans

Impaired loans assigned specific reserves (3 categories):

●	Commercial real estate loans - grade 7 (“impaired”)
●	Commercial and industrial loans – grade 7 (“impaired”)
●	Residential mortgage, consumer, and other personal loans – grade 7 (“impaired”)

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

Inherent loss reserves are assigned as a percentage of estimated loss on principal within each category and are based on the following historical and subjective factors:

●	Weighted average historical net charge-off of principal by category during the past 12 quarters.

●	Our written policy regarding the provision and maintenance of appropriate allowance for loan losses allows an exceptionally significant and non-recurring loan charge-off or recovery to be noted in the written policy and then excluded from determination of historical net charge-offs used for estimating inherent loss reserves if inclusion of the special charge-off or recovery in the calculation would significantly overstate or understate appropriate allowance levels based on current risk factors. Based on our review of the 2013 large grain charge off of $3,340 related to customer fraud and consideration of related potential credit risk within our portfolio for customers with similar risk factors (as outlined following Table 14 under the subheading Credit Quality and Provision for Loan Losses), we consider the $3,340 loss to meet the exceptional requirements to be excluded from historical losses as provided for by policy. Therefore, during 2013, our written policy was updated to address this loss and the justification for its exclusion from historical net losses in the allowance for loan losses calculation. Exclusion of this loss from the December 31, 2013 allowance calculation reduced the calculated allowance for loan losses by $1,383 before an estimated income tax benefit of $545. If this policy action had not been taken, the December 31, 2013 allowance for loan losses would have increased by $1,383, and 2013 net income would have decreased by $838. However, if the policy action had not been taken, we believe the proforma calculated allowance would have been significantly overstated at December 31, 2013 because we did not identify similar risk of loss in our review of other borrowers within our loan portfolio as led to the $3,340 charge off during 2013.

●	Additional contingency reserves based on subjective assessment of external factors including: changes in economic conditions, changes in nature/volume of portfolio, changes in collateral values, changes in regulatory requirements, and changes in peer data.

●	Additional contingency reserves based on subjective assessment of internal factors including: changes in bank policies, changes in underwriting criteria, changes in volume of past due loans, changes in internal local review processes, and management turnover.

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

Specific reserves are calculated on each individual impaired borrower by estimating future cash flows associated with borrower payments and foreclosure value of collateral associated with the loan. Cash flows expected from foreclosure of collateral are discounted for closing costs and based on estimated current collateral and property values. Estimated cash flows are discounted by the loan contract rate to determine the present value of future cash flows. For loans considered to be restructurings of troubled debt, the cash flows are discounted using the loan contract rate in place prior to any loan modifications. Loans considered collateral dependent are assigned reserves based on the net cash value of collateral without consideration of discounted estimated cash flows.

After calculating the estimate of required allowances for loan losses using the steps above, a further subjective analysis of current and projected economic conditions, problem loan trends, and other factors may cause additional unallocated reserves to be recorded to reflect this additional risk of loss before it is recognized by the change in commercial credit risk grades, or the increase in the historical inherent loss percentage assigned to loan categories. As of December 31, 2014 and 2013, no unallocated loan loss allowances were recorded.

Estimates of inherent losses on non-problem loans are a significant accounting estimate due to the many economic and subjective factors involved in estimating future losses based on existing negative factors associated with unidentified future problem loans currently making payments. Reliance on historical charge off activity and subjective factors related to external and internal factors is expected to increase volatility in allowance for loan losses, which could increase volatility in quarterly net income as conditions change and increase or decrease the existing allowance for loan losses. For example, if the actual inherent losses on the five performing loan categories evaluated using inherent loss estimates as described above were 25% greater than those currently applied to meet reserve needs, the December 31, 2014 allowance for loan losses would have increased $855 (13.3%) and have decreased 2014 net income by approximately $518 after income taxes.

In addition, an unexpected downgrade of loans classified grade 5 (watch) and grade 6 (substandard) to impaired status (grade 7) could significantly increase total allowance for loan losses as those downgraded loans are allocated allowances based on projected cash flow or collateral values on an individualized basis. For example, at December 31, 2014, if all of the loans graded 6 (substandard) and 50% of loan principal graded 5 (watch) were reclassified as impaired loans and experienced the average loss allocation currently reflected in the impaired loan portfolio, the allowance for loan losses at December 31, 2014 would have increased $552 (8.6%) and decreased 2014 net income by approximately $335 after income taxes.

Mortgage Servicing Rights

As required by current accounting standards, we record a mortgage servicing right asset (“MSR”) when we continue to service borrower payments and perform maintenance activities in exchange for an annual servicing fee of .25% of average serviced mortgage principal on loans in which the principal has been sold to the FHLB or other secondary market investors. Our initial value of servicing rights is calculated on an individual loan level basis and uses public financial market information for many of the significant estimates. In the period in which the principal is sold to the secondary market investors, we increase the gain on sale of the loan by the value of the initial MSR. If the actual value was less than we recorded, such as if the estimated future servicing period or average serviced principal was less than estimated, the gain recorded on origination of the MSR would be overstated. Recognition of impairment of excess mortgage servicing rights would decrease income, causing our accounting for mortgage servicing rights to be a critical accounting policy. For example, if the actual value of initial MSR on 2014 secondary market sales were 25% less than that recorded, gain on sale of loans (a component of mortgage banking income) during 2014 would have declined approximately $85 before income taxes (reducing 2014 net income by $51). In addition, if the actual value of the entire December 31, 2014 MSR were 25% less than recorded, net servicing revenue (a component of mortgage banking income) would have declined approximately $435 before income taxes and 2014 net income would have been reduced $264.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors

PSB Holdings, Inc.

Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of PSB Holdings, Inc. and Subsidiary (PSB) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of PSB’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSB Holdings, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

February 20, 2015

Wausau, Wisconsin

Consolidated Balance Sheets

December 31, 2014 and 2013

(dollars in thousands except per share data)

Assets	2014	2013

Cash and due from banks	$18,073	$13,800
Interest-bearing deposits and money market funds	652	977
Federal funds sold	6,381	16,745

Cash and cash equivalents	25,106	31,522
Securities available for sale (at fair value)	74,378	61,650
Securities held to maturity (fair value of $71,009 and $71,672, respectively)	69,779	71,629
Bank certificates of deposit	3,424	2,236
Loans held for sale	100	150
Loans receivable, net of allowance for loan losses	525,583	509,880
Accrued interest receivable	2,074	2,076
Foreclosed assets	1,661	1,750
Premises and equipment, net	10,841	9,669
Mortgage servicing rights, net	1,738	1,696
Federal Home Loan Bank stock (at cost)	2,556	2,556
Cash surrender value of bank-owned life insurance	13,230	12,826
Other assets	3,897	3,901

TOTAL ASSETS	$734,367	$711,541

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$114,803	$102,644
Interest-bearing	508,148	474,870

Total deposits	622,951	577,514

Federal Home Loan Bank advances	20,271	38,049
Other borrowings	10,324	20,441
Senior subordinated notes	4,000	4,000
Junior subordinated debentures	7,732	7,732
Accrued expenses and other liabilities	7,628	7,052

Total liabilities	672,906	654,788

Stockholders’ equity:
Preferred stock - No par value:
Authorized - 30,000 shares; no shares issued or outstanding
Common stock - No par value with a stated value of $1 per share:
Authorized - 6,000,000 shares
Issued - 1,830,266 shares Outstanding – 1,630,913 and 1,651,518 shares, respectively	1,830	1,830
Additional paid-in capital	6,997	6,967
Retained earnings	57,556	52,432
Accumulated other comprehensive income, net of tax	637	349
Treasury stock, at cost – 199,353 and 178,748 shares, respectively	(5,559)	(4,825)

Total stockholders’ equity	61,461	56,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,367	$711,541

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands except per share data)

	2014	2013	2012

Interest and dividend income:
Loans, including fees	$22,634	$23,126	$23,458
Securities:
Taxable	2,398	2,098	2,402
Tax-exempt	1,504	1,511	1,293
Other interest and dividends	82	81	91

Total interest and dividend income	26,618	26,816	27,244

Interest expense:
Deposits	2,835	3,051	4,161
Federal Home Loan Bank advances	601	1,285	1,414
Other borrowings	560	650	596
Senior subordinated notes	150	184	578
Junior subordinated debentures	340	341	342

Total interest expense	4,486	5,511	7,091

Net interest income	22,132	21,305	20,153
Provision for loan losses	560	4,015	785

Net interest income after provision for loan losses	21,572	17,290	19,368

Noninterest income:
Service fees	1,656	1,580	1,648
Mortgage banking, net	1,373	1,591	1,795
Investment and insurance sales commissions	946	944	736
Net gain on sale of securities	3	12	0
Increase in cash surrender value of bank-owned life insurance	404	402	407
Gain on bargain purchase	0	0	851
Other operating income	1,312	1,094	1,131

Total noninterest income	5,694	5,623	6,568

Noninterest expense:
Salaries and employee benefits	9,879	9,069	9,169
Occupancy and facilities	1,828	1,762	1,622
Loss on foreclosed assets	233	428	573
Data processing and other office operations	2,224	1,862	2,296
Advertising and promotion	376	335	327
FDIC insurance premiums	523	452	464
Other operating expense	2,857	2,598	2,941

Total noninterest expense	17,920	16,506	17,392

Income before income taxes	9,346	6,407	8,544
Provision for income taxes	2,906	1,663	2,535

Net income	$6,440	$4,744	$6,009

Basic earnings per share	$3.90	$2.87	$3.61
Diluted earnings per share	$3.90	$2.87	$3.61

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands except per share data)

	2014	2013	2012

Net income	$6,440	$4,744	$6,009

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale	420	(961)	(191)

Reclassification adjustment for net gain, included in net income	(2)	(7)	0

Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income	(200)	(236)	(274)

Unrealized gain (loss) on interest rate swap	(44)	46	(179)

Reclassification adjustment of interest rate swap settlements included in earnings	114	113	104

Other comprehensive income (loss)	288	(1,045)	(540)

Comprehensive income	$6,728	$3,699	$5,469

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands except per share data)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, January 1, 2012	$1,830	$7,140	$44,215	$1,934	$(4,757)	$50,362

Net income			6,009			6,009
Other comprehensive loss				(540)		(540)
Purchase of treasury stock					(262)	(262)
Proceeds from stock options issued out of treasury		(6)			15	9
Grants of restricted stock		(230)			230	0
Vesting of restricted stock		116				116
Fractional cash dividends paid with 5% stock dividend			(10)			(10)
Cash dividends declared $.742 per share			(1,211)			(1,211)
Cash dividends declared on unvested restricted stock			(26)			(26)

Balance, December 31, 2012	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2012	$1,830	$7,020	$48,977	$1,394	$(4,774)	$54,447
(Brought Forward)

Net income			4,744			4,744
Other comprehensive loss				(1,045)		(1,045)
Purchase of treasury stock					(269)	(269)
Grants of restricted stock		(218)			218	0
Vesting of restricted stock		165				165
Cash dividends declared $.78 per share			(1,263)			(1,263)
Cash dividends declared on unvested restricted stock			(26)			(26)

Balance, December 31, 2013	$1,830	$6,967	$52,432	$349	$(4,825)	$56,753

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Totals

Balance, December 31, 2013	$1,830	$6,967	$52,432	$349	$(4,825)	$56,753
(Brought Forward)

Net income			6,440			6,440
Other comprehensive income				288		288
Purchase of treasury stock					(913)	(913)
Grants of restricted stock		(173)			173	0
Vesting of restricted stock		203				203
Directors fees paid in grants of stock		0			6	6
Cash dividends declared $.80 per share			(1288)			(1,288)
Cash dividends declared on unvested restricted stock			(28)			(28)

Balance, December 31, 2014	$1,830	$6,997	$57,556	$637	$(5,559)	$61,461

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands except per share data)

	2014	2013	2012

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$6,440	$4,744	$6,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and net amortization	2,262	2,516	2,604
Provision (benefit) for deferred income taxes	(93)	(33)	400
Provision for loan losses	560	4,015	785
Deferred net loan origination costs	(417)	(514)	(443)
Proceeds from sales of loans held for sale	41,591	63,510	102,080
Originations of loans held for sale	(40,882)	(61,950)	(101,812)
Gain on sale of loans	(1,047)	(1,373)	(1,918)
Provision for (recapture of) mortgage servicing rights valuation allowance	19	(259)	199
Net loss on sale of premises and equipment	57	0	3
Realized gain on sale of securities available for sale	(3)	(12)	0
Net loss on sale and provision for write-down of foreclosed assets	65	301	443
Increase in cash surrender value of bank-owned life insurance	(404)	(402)	(407)
Gain on bargain purchase	0	0	(851)
Changes in operating assets and liabilities:
Accrued interest receivable	50	81	313
Other assets	80	1,590	386
Accrued expenses and other liabilities	757	820	(235)

Net cash provided by operating activities	9,035	13,034	7,556

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	15,606	41,824	49,290
Proceeds from sale of securities available for sale	1,774	986	0
Proceeds from maturities of securities held to maturity	5,225	6,502	10,778
Payment for purchase of securities available for sale	(29,710)	(31,241)	(32,368)
Payment for purchase of securities held to maturity	(3,965)	(8,960)	(11,696)
Cash acquired on acquisitions	17,741	0	14,910
Net redemption (net purchase) of bank certificates of deposit	(1,188)	2,229	(1,981)
Net redemption (purchase) of FHLB stock	0	(50)	744
Net (increase) decrease in loans	4,339	(36,746)	(10,349)
Capital expenditures	(595)	(334)	(572)
Proceeds from sale of premises and equipment	7	0	0
Proceeds from sale of foreclosed assets	782	831	1,527
Purchase of bank-owned life insurance	0	(611)	0

Net cash provided by (used in) investing activities	10,016	(25,570)	20,283

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands except per share data)

	2014	2013	2012

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	$8,269	$12,825	$(9,902)
Net decrease in interest-bearing deposits	(3,612)	(694)	(6,832)
Net decrease in Federal Home Loan Bank advances	(17,778)	(12,075)	0
Net increase (decrease) in other borrowings	(10,117)	(287)	1,037
Repayment of senior subordinated notes	0	(3,000)	0
Dividends declared	(1,316)	(1,289)	(1,247)
Proceeds from exercise of stock options	0	0	9
Purchase of treasury stock	(913)	(269)	(262)

Net cash used in financing activities	(25,467)	(4,789)	(17,197)

Net increase (decrease) in cash and cash equivalents	(6,416)	(17,325)	10,642
Cash and cash equivalents at beginning	31,522	48,847	38,205

Cash and cash equivalents at end	$25,106	$31,522	$48,847

Supplemental cash flow information:
Cash paid during the year for:
Interest	$4,632	$5,645	$7,177
Income taxes	2,560	759	2,146

Noncash investing and financing activities:
Loans charged off	$969	$4,743	$1,332
Loans transferred to foreclosed assets	801	1,342	1,295
Loans originated on sale of foreclosed properties	43	234	490
Grants of unvested restricted stock at fair value	200	210	200
Vesting of restricted stock grants	203	165	116
Amortization of unrealized gain on securities held to maturity transferred from securities available for sale	330	420	452

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 1          Summary of Significant Accounting Policies

Principal Business Activity

PSB Holdings, Inc. operates Peoples State Bank (the “Bank”), a full-service financial institution chartered as a Wisconsin commercial bank with nine locations in a primary service area including, but not limited to, Marathon, Oneida, and Vilas counties in Wisconsin. PSB operates as a community bank and provides a variety of retail consumer and commercial banking products, including uninsured investment and insurance products, long-term fixed-rate residential mortgages, and commercial treasury management services.

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

For sales of mortgage loans to the Federal Home Loan Bank (FHLB) prior to 2009, PSB retained a secondary portion of the credit risk on the underlying loans in exchange for a credit enhancement fee. When applicable, PSB records a recourse liability to provide for potential credit losses. PSB also provides representations and warranties regarding all originated loans sold to secondary market buyers including the FHLB and the Federal National Mortgage Association (FNMA). These representations and warranties can lead to additional credit risk for which PSB records a recourse liability. Because the loans involved in these transactions are similar to those in PSB’s loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to “Allowance for Loan Losses”).

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

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

Mortgage Servicing Rights

PSB services the single-family mortgages it sells to the FHLB and FNMA. Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. PSB generally earns a servicing fee of 25 basis points (.25% annually) on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and payment float. Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

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

Bank-Owned Life Insurance

PSB has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its cash surrender value. Changes in cash surrender value are recorded in noninterest income.

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

Subsequent Events

Management has reviewed PSB’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2014, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures or financial statement impacts to the recently completed year are required as of the release date.

NOTE 2          Merger and Acquisition Activity

Purchase of the Northwoods National Bank of Rhinelander, Wisconsin, a branch of The Baraboo National Bank

On April 11, 2014, Peoples State Bank, subsidiary of PSB Holdings, Inc., purchased the following assets and assumed liabilities of the Northwoods National Bank, Rhinelander, Wisconsin branch:

Fair value of assets acquired:

Cash and due from banks	$17,741
Loans receivable, including accrued interest	21,365
Premises and equipment	1,368
Core deposit intangible	231
Goodwill	113

Total fair value of assets acquired	$40,818

Fair value of liabilities assumed:

Non-interest bearing deposits	$3,890
Interest-bearing deposits, including accrued interest	36,912
Other liabilities	16

Fair value of liabilities assumed	$40,818

The core deposit intangible is being amortized over a five year period using a double declining balance method. In the transaction, net cash received by PSB from the seller was reduced by the purchase premium of $654. During 2014, PSB incurred and expensed $371 of non-recurring branch merger and conversion costs with integration of the purchased Northwoods branch, including $224 of data processing conversion costs.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Purchase of Marathon State Bank

On June 14, 2012, PSB purchased Marathon State Bank, a privately owned bank with $107 million in total assets located in the village of Marathon City, Wisconsin (“Marathon”). Under the terms of the agreement, PSB paid $5,505 in cash, which was equal to 100% of Marathon’s tangible net book value following a special dividend by Marathon to its shareholders to reduce its book equity ratio to 6% of total assets. The following table outlines the fair value of Marathon assets acquired and liabilities assumed, including determination of the gain on bargain purchase using an accounting date of June 1, 2012. A core deposit intangible was not recorded on the purchase since the fair value calculation determined it was insignificant.

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

NOTE 3          Cash and Cash Equivalents

PSB is required to maintain a certain reserve balance, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of transactional deposits. As of December 31, 2014, PSB had a required reserve of $1.064, which was satisfied by cash balances of $1,742.

PSB is also required to provide collateral on interest rate swap agreement liabilities with counterparties. The total required collateral on deposit with counterparties before any offset against related swap liabilities was $430 at December 31, 2014, and $570 at December 31, 2013.

In the normal course of business, PSB maintains cash and due from bank balances with correspondent banks. PSB also maintains cash balances in money market mutual funds. Such balances are not insured. Total uninsured cash and cash equivalent balances totaled $15,987 and $12,045 at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 4          Securities

The amortized cost and estimated fair value of investment securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2014

Securities available for sale

U.S. agency issued residential mortgage-backed securities	$45,626	$834	$124	$46,336
U.S. agency issued residential collateralized mortgage obligations	27,031	247	262	27,016
Privately issued residential collateralized mortgage obligations	28	1	0	29
Nonrated SBA loan fund	950	0	0	950
Other equity securities	47	0	0	47

Totals	$73,682	1,082	386	$74,378

Securities held to maturity

Obligations of states and political subdivisions	$67,836	$1,517	$162	$69,191
Nonrated trust preferred securities	1,543	26	155	1,414
Nonrated senior subordinated notes	400	4	0	404

Totals	$69,779	$1,547	$317	$71,009

December 31, 2013

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,001	$0	$2	$999
U.S. agency issued residential mortgage-backed securities	21,388	522	424	21,486
U.S. agency issued residential collateralized mortgage obligations	37,998	482	576	37,904
Privately issued residential collateralized mortgage obligations	102	3	0	105
Obligations of states and political subdivision	159	0	0	159
Nonrated SBA loan fund	950	0	0	950
Other equity securities	47	0	0	47

Totals	$61,645	$1,007	$1,002	$61,650

Securities held to maturity

Obligations of states and political subdivisions	$69,704	$1,059	$887	$69,876
Nonrated trust preferred securities	1,524	30	165	1,389
Nonrated senior subordinated notes	401	6	0	407

Totals	$71,629	$1,095	$1,052	$71,672

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible future interest rates could change considerably resulting in a material change in the estimated fair value.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Nonrated trust preferred securities at December 31, 2014 and 2013, consist of separate obligations issued by three holding companies headquartered in Wisconsin. Nonrated senior subordinated notes at December 31, 2014 and 2013, consist of one obligation issued by a Wisconsin state chartered bank. All issues of nonrated trust preferred securities or senior subordinated notes were current as to principal and interest payments as of December 31, 2014 and 2013.

The following table indicates the number of months securities that are considered to be temporarily impaired have been in an unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2014

Securities available for sale

U.S. agency issued residential mortgage-backed securities	$5,555	$22	$6,787	$102	$12,342	$124
U.S. agency issued residential collateralized mortgage obligations	3,267	16	9,844	246	13,111	262

Totals	$8,822	$38	$16,631	$348	$25,453	$386

Securities held to maturity

Obligations of states and political subdivisions	$4,015	$38	$6,103	$124	$10,118	$162
Nonrated trust preferred securities	0	0	706	155	706	155

Totals	$4,015	$38	$6,809	$279	$10,824	$317

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2013

Securities available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$999	$2	$0	$0	$999	$2
U.S. agency issued residential mortgage-backed securities	13,206	424	0	0	13,206	424
U.S. agency issued residential collateralized mortgage obligations	14,179	334	5,830	242	20,009	576
Obligations of states and political subdivisions	159	0	0	0	159	0

Totals	$28,543	$760	$5,830	$242	$34,373	$1,002

Securities held to maturity

Obligations of states and political subdivisions	$23,017	$806	$1,073	$81	$24,090	$887
Nonrated trust preferred securities	368	102	322	63	690	165

Totals	$23,385	$908	$1,395	$144	$24,780	$1,052

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2014, 76 debt securities had unrealized losses with aggregate depreciation of 1.90% from the amortized cost basis, compared to 167 debt securities which had unrealized losses with aggregate depreciation of 3.36% from the amortized cost basis at December 31, 2013. These unrealized losses relate principally to an increase in interest rates relative to interest rates in effect at the time of purchase or reclassification from available-for-sale to held-to-maturity classification and are not due to changes in the financial condition of the issuers. However, the unrealized loss on nonrated trust preferred securities is due to an increase in credit spreads for risk on such investments demanded in the market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, and internal review of issuer financial statements. Since management does not intend to sell and has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities and nonrated trust preferred securities and senior subordinated notes at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$0	$0	$4,568	$4,588
Due after one year through five years	0	0	24,288	24,885
Due after five years through ten years	0	0	37,826	38,531
Due after ten years	0	0	3,097	3,005

Subtotals	0	0	69,779	71,009
Mortgage-backed securities and collateralized mortgage obligations	72,685	73,381	0	0

Totals	$72,685	$73,381	$69,779	$71,009

Securities with a fair value of $46,368 and 47,593 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, other borrowings, and for other purposes required by law.

During 2014, PSB realized a gain of $3 ($2 after tax expense) from proceeds totaling $1,774 on the sale of securities available for sale. During 2013, PSB realized a gain of $12 ($7 after tax expense) from proceeds totaling $986 on the sale of securities available for sale. There were no sales of securities during 2012.

During 2014, PSB reclassified $3 ($2 after tax impacts) to reduce comprehensive net income following a gain on sale of securities available for sale. The reduction to comprehensive net income was recognized as a $3 ($2 after tax impacts) gain on sale of securities on the statement of income during the year. During 2013, PSB reclassified $12 ($7 after tax impacts) to reduce comprehensive net income following a gain on sale of securities available for sale. The reduction to comprehensive net income was recognized as a $12 ($7 after tax impacts) gain on sale of securities on the statement of income during the year.

During 2010, PSB transferred all of its municipal, trust preferred, and senior subordinated note securities from the available-for-sale classification to the held-to-maturity classification to better reflect its intent and practice to hold these long-term debt securities until maturity. Fair value of the securities was $54,130 at the time of the transfer, which included a $2,552 unrealized gain over the existing amortized cost basis. The original unrealized gain on the transfer date is being amortized against the new cost basis (equal to transfer date fair value) over the remaining life of the securities which is recorded as a reduction to other comprehensive income. Amortization of the unrealized gain reduced comprehensive income by $330 ($200 after tax impacts), $430 ($236 after tax impacts), and $452 ($274 after tax impacts) during the three years ended December 31, 2014.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Scheduled amortization at December 31, 2014, of the remaining unrealized gain is as follows:

2015	$274
2016	194
2017	115
2018	68
2019	22
Thereafter	22

Total	$695

NOTE 5          Loans

The composition of loans at December 31 categorized by the type of the loan is as follows:

	2014	2013

Commercial, industrial, and municipal	$134,768	$130,220
Commercial real estate mortgage	203,501	212,850
Commercial construction and development	31,364	13,672
Residential real estate mortgage	128,347	123,980
Residential construction and development	13,711	18,277
Residential real estate home equity	23,517	20,677
Consumer and individual	3,627	3,567

Subtotals – Gross loans	538,835	523,243
Loans in process of disbursement	(7,145)	(6,895)

Subtotals – Disbursed loans	531,690	516,348
Net deferred loan costs	302	315
Allowance for loan losses	(6,409)	(6,783)

Net loans receivable	$525,583	$509,880

PSB, in the ordinary course of business, grants loans to its executive officers and directors, including their families and firms in which they are principal owners. All loans to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and, in the opinion of management, did not involve more than the normal risk of collectability or present other unfavorable features. Activity in such loans is summarized below:

	2014	2013

Loans outstanding at beginning	$6,663	$7,371
New loans	1,500	3,519
Repayments	(1,183)	(4,227)

Loans outstanding at end	$6,980	$6,663

At December 31, 2014 and 2013, PSB had total loans receivable of approximately $5,723 and $4,595, respectively, from one related party.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Allowance for loan losses activity for the years ended December 31, 2014, 2013, and 2012, follows:

	2014
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$2,828	$2,653	$1,223	$79	–	$6,783
Provision (credit)	(716)	(321)	1,564	33	–	560
Recoveries	4	3	19	9	–	35
Charge-offs	(215)	(41)	(694)	(19)	–	(969)

Ending balance	$1,901	$2,294	$2,112	$102	–	$6,409

Individually evaluated for impairment	$976	$511	$746	$25	–	$2,258

Collectively evaluated for impairment	$925	$1,783	$1,366	$77	–	$4,151

Loans receivable (gross):

Individually evaluated for impairment	$10,542	$5,378	$3,203	$25	–	$19,148

Collectively evaluated for impairment	$124,226	$229,487	$162,372	$3,602	–	$519,687

	2013
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,014	$2,803	$1,511	$103	$0	$7,431
Provision (credit)	3,435	(9)	556	33	0	4,015
Recoveries	29	33	6	12	0	80
Charge-offs	(3,650)	(174)	(850)	(69)	0	(4,743)

Ending balance	$2,828	$2,653	$1,223	$79	$0	$6,783

Individually evaluated for impairment	$1,167	$695	$228	$18	$0	$2,108

Collectively evaluated for impairment	$1,661	$1,958	$995	$61	$0	$4,675

Loans receivable (gross):

Individually evaluated for impairment	$8,102	$5,527	$2,129	$17	$0	$15,775

Collectively evaluated for impairment	$122,118	$220,995	$160,805	$3,550	$0	$507,468

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2012
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,406	$3,175	$1,242	$118	$0	$7,941
Provision (credit)	(270)	142	877	36	0	785
Recoveries	6	4	21	6	0	37
Charge-offs	(128)	(518)	(629)	(57)	0	(1,332)

Ending balance	$3,014	$2,803	$1,511	$103	$0	$7,431

Individually evaluated for impairment	$1,327	$674	$407	$26	$0	$2,434

Collectively evaluated for impairment	$1,687	$2,129	$1,104	$77	$0	$4,997

Loans receivable (gross):

Individually evaluated for impairment	$5,263	$4,204	$2,946	$26	$0	$12,439

Collectively evaluated for impairment	$127,370	$208,096	$139,636	$4,689	$0	$479,791

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

The commercial credit exposure based on internally assigned credit grade at December 31, 2014 and 2013, follows:

	2014
	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (risk rating 1)	$147	$0	$0	$0	$0	$147
Minimal risk (2)	26,159	19,062	785	1,937	60	48,003
Average risk (3)	49,996	122,875	23,672	2,628	6,980	206,151
Acceptable risk (4)	32,908	50,863	4,725	477	291	89,264
Watch risk (5)	2,259	5,025	2,050	0	0	9,334
Substandard risk (6)	384	430	0	0	0	814
Impaired loans (7)	7,645	5,246	132	122	2,775	15,920

Totals	$119,498	$203,501	$31,364	$5,164	$10,106	$369,633

	2013
	Commercial	Commercial Real Estate	Construction & Development	Agricultural	Government	Total

High quality (risk rating 1)	$44	$0	$0	$0	$0	$44
Minimal risk (2)	24,085	19,249	120	1,115	78	44,647
Average risk (3)	51,745	145,673	8,863	2,563	6,512	215,356
Acceptable risk (4)	26,395	34,154	2,917	424	357	64,247
Watch risk (5)	8,146	7,572	1,632	0	0	17,350
Substandard risk (6)	654	815	0	0	0	1,469
Impaired loans (7)	4,860	5,387	140	152	3,090	13,629

Totals	$115,929	$212,850	$13,672	$4,254	$10,037	$356,742

The consumer credit exposure based on payment activity at December 31, 2014 and 2013, follows:

	2014
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$126,035	$23,117	$13,220	$3,602	$165,974
Impaired loans	2,312	400	491	25	3,228

Totals	$128,347	$23,517	$13,711	$3,627	$169,202

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2013
	Residential-	Residential-	Construction and
	Prime	HELOC	Development	Consumer	Total

Performing	$122,408	$20,167	$18,230	$3,550	$164,355
Impaired loans	1,572	510	47	17	2,146

Totals	$123,980	$20,677	$18,277	$3,567	$166,501

The payment age analysis of loans receivable disbursed at December 31, 2014 and 2013, follows:

	2014
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$532	$49	$470	$1,051	$118,448	$119,498	$0
Agricultural	0	0	122	122	5,042	5,164	0
Government	0	0	0	0	10,106	10,106	0

Commercial real estate:
Commercial real estate	331	0	793	1,124	202,376	203,501	0
Construction and development	81	0	0	81	26,044	26,125	0

Residential real estate:
Residential – Prime	361	321	1,184	1,866	126,481	128,347	0
Residential – HELOC	79	102	171	352	23,165	23,517	0
Construction and development	111	0	145	256	11,549	11,805	0

Consumer	11	4	0	15	3,612	3,627	0

Totals	$1,506	$476	$2,885	$4,867	$526,823	$531,690	$0

	2013
	30-59	60-89	90+	Total		Total	90+ and
Loan Class	Days	Days	Days	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$284	$57	$610	$951	$114,978	$115,929	$0
Agricultural	0	0	152	152	4,102	4,254	0
Government	0	0	0	0	10,037	10,037	0

Commercial real estate:
Commercial real estate	376	547	1,276	2,199	210,651	212,850	0
Construction and development	0	0	0	0	11,434	11,434	0

Residential real estate:
Residential – Prime	369	87	335	791	123,189	123,980	0
Residential – HELOC	45	14	314	373	20,304	20,677	0
Construction and development	37	0	0	37	13,583	13,620	0

Consumer	15	10	9	34	3,533	3,567	0

Totals	$1,126	$715	$2,696	$4,537	$511,811	$516,348	$0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The following is a summary of information pertaining to impaired loans and nonperforming loans:

	December 31,
	2014	2013	2012

Impaired loans without a valuation allowance	$9,021	$9,303	$3,410
Impaired loans with a valuation allowance	10,127	6,472	9,029

Total impaired loans before valuation allowances	19,148	15,775	12,439
Valuation allowance related to impaired loans	2,258	2,108	2,434

Net impaired loans	$16,890	$13,667	$10,005

	Years Ended December 31,
	2014	2013	2012

Average recorded investment, net of allowance for loan losses	$17,465	$14,109	$12,026

Interest income recognized	$586	$534	$569

Interest income recognized on a cash basis on impaired loans	$0	$0	$0

At December 31, 2014, $204 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans, while $201 of funds were committed to be advanced on remaining available lines of credit in connection with impaired loans at December 31, 2013.

Total loans receivable (including nonaccrual impaired loans) maintained on nonaccrual status as of December 31, 2014 and 2013 were $8,371 and $7,340, respectively. There were no loans past due 90 days or more but still accruing income at December 31, 2014 and 2013.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Detailed information on impaired loans by loan class at December 31, 2014 and 2013, and during the years then ended, follows:

	2014
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$2,285	$0	$2,235	$2,549	$195
Commercial real estate	2,836	0	2,577	2,476	86
Commercial construction and development	0	0	0	0	0
Agricultural	0	0	0	0	0
Government	2,775	0	2,775	2,933	72
Residential – Prime	1,377	0	1,281	1,074	34
Residential – HELOC	153	0	153	132	5
Residential construction and development	0	0	0	0	0
Consumer	0	0	0	0	0

With an allowance recorded:

Commercial and industrial	$5,697	$940	$5,410	$3,705	$162
Commercial real estate	3,041	488	2,669	2,840	7
Commercial construction and development	135	23	132	136	6
Agricultural	127	36	122	137	0
Residential – Prime	1,538	390	1,031	869	18
Residential – HELOC	273	186	247	324	0
Residential construction and development	503	170	491	269	1
Consumer	26	25	25	21	0

Totals:

Commercial and industrial	$7,982	$940	$7,645	$6,254	$357
Commercial real estate	5,877	488	5,246	5,316	93
Commercial construction and development	135	23	132	136	6
Agricultural	127	36	122	137	0
Government	2,775	0	2,775	2,933	72
Residential – Prime	2,915	390	2,312	1,943	52
Residential – HELOC	426	186	400	456	5
Residential construction and development	503	170	491	269	1
Consumer	26	25	25	21	0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	2013
	Unpaid			Average	Interest
	Principal	Related	Recorded	Recorded	Income
	Balance	Allowance	Investment	Investment	Recognized

With no related allowance recorded:

Commercial and industrial	$2,906	$0	$2,861	$2,172	$135
Commercial real estate	2,555	0	2,376	1,740	85
Commercial construction and development	1	0	0	0	0
Agricultural	0	0	0	0	0
Government	3,090	0	3,090	1,545	150
Residential – Prime	979	0	866	845	14
Residential – HELOC	110	0	110	55	3
Residential construction and development	0	0	0	0	0
Consumer	0	0	0	0	0

With an allowance recorded:

Commercial and industrial	$2,231	$1,112	$1,999	$2,813	$43
Commercial real estate	3,143	621	3,011	2,955	81
Commercial construction and development	142	74	140	171	8
Agricultural	152	55	152	153	0
Residential – Prime	749	101	706	1,085	9
Residential – HELOC	412	119	400	453	5
Residential construction and development	49	8	47	106	1
Consumer	19	18	17	22	0

Totals:

Commercial and industrial	$5,137	$1,112	$4,860	$4,985	$178
Commercial real estate	5,698	621	5,387	4,695	166
Commercial construction and development	143	74	140	171	8
Agricultural	152	55	152	153	0
Government	3,090	0	3,090	1,545	150
Residential – Prime	1,728	101	1,572	1,930	23
Residential – HELOC	522	119	510	508	8
Residential construction and development	49	8	47	106	1
Consumer	19	18	17	22	0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The loans on nonaccrual status at December 31, follows:

	2014	2013

Commercial:
Commercial and industrial	$2,519	$1,575
Agricultural	122	152

Commercial real estate:
Commercial real estate	3,505	4,103
Construction and development	18	17

Residential real estate:
Residential – Prime	1,426	1,059
Residential – HELOC	280	387
Construction and development	476	30

Consumer	25	17

Totals	$8,371	$7,340

The following table presents information concerning modifications of troubled debt made during 2014 and 2013:

			Postmodification
		Premodification	Outstanding
		Outstanding	Recorded
	Number of	Recorded	Investment
As of December 31, 2014	contracts	Investment	at Period-End
Commercial and industrial	5	$1,252	$1,152
Commercial and real estate	7	1,469	1,374
Government	1	2,775	2,775
Residential real estate - Prime	3	401	275

During the year ended December 31, 2014, approximately $1,445, or 25%, of the modified loan principal was restructured to capitalize unpaid property taxes, and $4,452, or 75%, was modified to extend amortization periods or to lower the existing interest rate. No loan principal was charged off or forgiven in connection with the modifications. At December 31, 2014, specific loan loss reserves maintained on loans modified or restructured during 2014 totaled $591.

The following table outlines past troubled debt restructurings that subsequently defaulted during 2014 when the default occurred within 12 months of the last restructuring date. For purposes of this table, default is defined as 90 days or more past due on restructured payments.

	Number of Contracts	Recorded Investment at Period-End
Commercial and industrial	4	$323
Commercial real estate	3	337
Residential real estate - Prime	2	0

The contracts noted above were originally restructured primarily to lower the interest rate and convert payments to interest only. Collateral supporting the modified loans was in the process of foreclosure at period-end. No specific loan loss reserves were maintained on these impaired loans at December 31, 2014.

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

	Number of Contracts	Recorded Investment at Period-End
Commercial and industrial	1	$0
Commercial real estate	1	80
Residential real estate - Prime	1	87

The contracts noted above were originally restructured primarily to lower the interest rate and convert payments to interest only. Collateral supporting the modified loans was in the process of foreclosure at period-end. No specific loan loss reserves were maintained on these impaired loans at December 31, 2013.

Under a secondary market loan servicing program with the FHLB, in exchange for a monthly fee, PSB provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of 1% of original loan principal sold to the FHLB. At December 31, 2014, PSB serviced payments on $18,834 of first lien residential loan principal under these terms for the FHLB. At December 31, 2014, the maximum PSB obligation for such guarantees would be approximately $949 if total foreclosure losses on the entire pool of loans exceed approximately $1,412. Management believes the likelihood of reimbursement for credit loss payable to the FHLB on loans underwritten according to program requirements beyond the monthly credit enhancement fee is remote. PSB recognizes the credit enhancement fee as mortgage banking income when received in cash and does not maintain any recourse liability for possible credit enhancement losses.

PSB had originated and sold $3,137 and $5,202 of commercial and commercial real estate loans to other participating financial institutions at December 31, 2014 and 2013, respectively, to accommodate customer credit needs and maintain compliance with internal and external large borrower limits. Likewise, PSB had purchased $22,404 and $27,404 of commercial and commercial real estate loans originated by other Wisconsin-based financial institutions at December 31, 2014 and 2013, respectively, as part of informal reciprocal relationships that allow the originating bank to meet the needs of their large credit customers. PSB does not charge servicing fees to the participating institutions on these traditional loan participations sold by PSB, and no servicing right asset or liability has been recognized on these relationships. Any credit losses incurred on purchased or sold participation loans upon liquidation are shared pro-rata among the participants based on principal owned.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 6          Foreclosed Assets

A summary of activity in foreclosed assets for the period ended December 31 is as follows:

	2014	2013	2012

Balance at beginning of year	$1,750	$1,774	$2,939

Transfer of loans at net realizable value to foreclosed assets	801	1,342	1,295
Sale proceeds	(782)	(831)	(1,527)
Loans made on sale of foreclosed assets	(43)	(234)	(490)
Net gain (loss) from sale of foreclosed assets	(10)	105	42
Provision for write-down charged to operations	(55)	(406)	(485)

Balance at end of year	$1,661	$1,750	$1,774

Net gain and loss from the sale of foreclosed assets as well as the provision to expense for the partial write-down of foreclosed assets prior to sale are recorded as loss on foreclosed assets. Loss on foreclosed assets also includes periodic holding costs related to foreclosed assets. The total loss on foreclosed assets was $233, $428, and $573 during the years ended 2014, 2013, and 2012, respectively.

NOTE 7          Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for FHLB and FNMA were $279,865 and $272,280 at December 31, 2014 and 2013, respectively. The following is a summary of changes in the balance of MSRs:

	Originated	Valuation
	MSR	Allowance	Total

Balance at January 1, 2012	$1,286	$(81)	$1,205

Additions from originated servicing	774	0	774
Amortization charged to earnings	(547)	0	(547)
Change in valuation allowance credited to earnings	0	(199)	(199)

Balance at December 31, 2012	1,513	(280)	1,233

Additions from originated servicing	625	0	625
Amortization charged to earnings	(421)	0	(421)
Change in valuation allowance charged to earnings	0	259	259

Balance at December 31, 2013	1,717	(21)	1,696

Additions from originated servicing	339	0	339
Amortization charged to earnings	(278)	0	(278)
Change in valuation allowance credited to earnings	0	(19)	(19)

Balance at December 31, 2014	$1,778	$(40)	$1,738

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The table below summarizes the components of PSB’s mortgage banking income for the three years ended December 31.

	Years Ending December 31,
	2014	2013	2012

Cash gain on sale of mortgage loans	$659	$826	$1,113
Originated mortgage servicing rights	339	625	774
Increase (decrease) in accrued mortgage rate lock commitments	(7)	(78)	31

Gain on sale of mortgage loans	991	1,373	1,918

Mortgage servicing fee income	691	674	649
Provision for representation and warranty losses on serviced loans	(8)	(294)	(0)
Foreclosure servicing losses	(4)	0	(26)
Amortization of mortgage servicing rights	(278)	(421)	(547)
Decrease (increase) in servicing right valuation allowance	(19)	259	(199)

Loan servicing fee income, net	382	218	(123)

Mortgage banking income, net	$1,373	$1,591	$1,795

NOTE 8          Premises and Equipment

The composition of premises and equipment at December 31 follows:

	2014	2013

Land	$2,756	$2,261
Buildings and improvements	10,466	9,379
Furniture and equipment	2,802	3,084
Computer hardware and software	1,802	1,690

Total cost	17,826	16,414
Less – Accumulated depreciation and amortization	6,985	6,745

Totals	$10,841	$9,669

Depreciation and amortization charged to operating expenses amounted to $727 in 2014, $723 in 2013, and $659 in 2012.

Lease Commitments

PSB leases various pieces of equipment under cancelable leases and office space for one branch location under a noncancelable lease. The noncancelable branch location lease expires in May 2016. The lease is classified as operating. Future minimum payments under the noncancelable lease total $61 during 2015 and $26 during 2016.

Rental expense for all operating leases was $78, $76, and $72, for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 9           Deposits

The distribution of deposits at December 31 is as follows:

	2014	2013

Non-interest-bearing demand	$114,803	$102,644
Interest-bearing demand (NOWs)	123,844	118,769
Savings	64,794	57,658
Money market	146,996	136,797
Retail and local time	122,376	104,287
Wholesale market and national time	50,138	57,359

Total deposits	$622,951	$577,514

The scheduled maturities of time deposits at December 31, 2014, are summarized as follows:

2015	$83,896
2016	26,977
2017	23,227
2018	13,837
2019	23,409
Thereafter	1,168

Total	$172,514

Time deposits with individual balances of $100 and over totaled $101,084 and $103,207 at December 31, 2014 and 2013, respectively.

Deposits from PSB directors, executive officers, and related parties at December 31, 2014 and 2013 totaled $8,483 and $9,304, respectively.

NOTE 10           Federal Home Loan Bank Advances

FHLB advances at December 31 consist of the following:

			Weighted
	Scheduled	Range of	Average
	Maturity	Rates	Rate	Amount

2014

Fixed rate, interest only	2015	0.13%	0.13%	$10,000
Fixed rate, interest only	2017	0.77%-1.17%	1.00%	1,350
Fixed rate, interest only	2018	1.92%	1.92%	2,000
Fixed rate, interest only	2019	1.66%-1.89%	1.72%	6,921

Totals			0.91%	$20,271

2013

Fixed rate, interest only	2014	2.69%-3.45%	3.18%	$31,049
Variable rate, interest only	2014	1.33%	1.33%	5,000
Fixed rate, interest only	2018	1.92%	1.92%	2,000

Totals			2.87%	$38,049

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB also provides letters of credit to municipal deposit customers which are secured by a FHLB guarantee of payment to the depositor in the event of PSB default. PSB had $2,458 and $6,920 of FHLB public unit deposit letters of credit outstanding at December 31, 2014 and 2013, respectively. All of these letters of credit had original maturities of one year or less upon origination.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. PSB may draw upon an FHLB open line of credit or provide public unit deposit letters of credit up to approximately 65% of unencumbered one- to four-family residential first mortgage loans and 40% of residential junior mortgage loans pledged as collateral out of its portfolio. The FHLB advances are also secured by $2,556 of FHLB stock owned by PSB at December 31, 2014. PSB may draw both short-term and long-term advances on a maximum line of credit totaling approximately $101,553 based on pledged performing residential real estate mortgage collateral totaling $175,707 as of December 31, 2014. At December 31, 2014, PSB’s available and unused portion of this line of credit totaled approximately $81,282. PSB also has, under a current agreement with the FHLB, an ability to borrow up to an additional $57,599 by pledging securities.

At December 31, 2014, FHLB advances drawn by PSB and other FHLB credit enhancements provided to PSB totaling greater than $51,120 would require PSB to purchase additional shares of FHLB capital stock. Transfer of FHLB stock is substantially restricted.

NOTE 11           Other Borrowings

Other borrowings consist of the following obligations at December 31 as follows:

	2014	2013

Short-term repurchase agreements	$4,324	$5,441
Bank stock term loan	500	1,500
Wholesale structured repurchase agreements	5,500	13,500

Total other borrowings	$10,324	$20,441

PSB pledges various securities available for sale as collateral for repurchase agreements. The fair value of securities pledged for repurchase agreements totaled $12,722 and $22,699 at December 31, 2014 and 2013, respectively.

The following information relates to securities sold under repurchase agreements and other borrowings for the years ended December 31:

	2014	2013

As of end of year:
Weighted average rate	2.40%	3.08%
For the year:
Highest month-end balance	$23,698	$24,100
Daily average balance	$18,649	$21,862
Weighted average rate	3.00%	2.97%

The wholesale structured repurchase agreement at December 31, 2014 is with JP Morgan Chase Bank N.A. and carries a fixed interest rate of 4.09% which matures in November 2017. The repurchase agreement may be put back by the issuer to PSB for repayment on a quarterly basis.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB has an agreement with the Federal Reserve to participate in their “Borrower in Custody” program in which performing commercial and commercial real estate loans may be pledged against short-term Discount Window advances. At December 31, 2014, the maximum amount of available advances from the Discount Window totaled $100,000, subject to available collateral pledged under the Borrower in Custody program or pledge of qualifying investment securities. At December 31, 2014, PSB had pledged $114,157 of commercial purpose loans in the program, which permitted Discount Window advances up to $81,207 against this collateral. No investment securities were pledged against the line at December 31, 2014 or 2013. There were no Discount Window advances outstanding at December 31, 2014 or 2013.

PSB maintains a line of credit at the parent holding company level with Bankers’ Bank, Madison, Wisconsin, for advances up to $3,000 which expires on December 30, 2015, and is secured by a pledge of PSB Holdings, Inc.’s investment in the common stock of the Bank. The line carries a variable rate of interest based on changes in the three-month London InterBank Offered Rate (LIBOR). As of December 31, 2014 and 2013, no advances were outstanding on the line of credit. Draws on the line of credit are subject to several restrictive covenants including minimum regulatory capital ratios, minimum capital and loan loss allowances to nonperforming assets, and minimum loan loss allowances to nonperforming assets. PSB did not violate any of the covenants at December 31, 2014 or 2013.

PSB has a term loan outstanding at the parent holding company level payable to Bankers’ Bank with semiannual installments of principal that was originated during 2013. Principal payments due total $500 in 2015. Total interest expense on the term note totaled $27 during 2014 and $54 during 2013.

NOTE 12           Senior Subordinated Notes

During 2013, PSB issued $4,000 of 3.75% Senior Subordinated Notes (the “Notes”) that along with $1,000 in cash and a $2,000 bank stock term loan repaid $7,000 of 8% Notes issued during 2009. The $4,000 Notes require only interest payments and mature on July 1, 2018. The Notes are held by related parties including directors and a significant shareholder. Total interest expense on senior subordinated notes was $150 during 2014, $184 during 2013, and $578 during 2012.

NOTE 13           Junior Subordinated Debentures

PSB has issued $7,732 of junior subordinated debentures to PSB Holdings Statutory Trust I (the “Trust”) in connection with an issue of trust preferred securities during 2005 which mature in September 2035. The debentures currently pay a variable rate of interest based on changes in the three-month LIBOR plus 1.70%, adjusted quarterly. During 2010, PSB entered into a cash flow hedge to fix the payments of interest (excluding the credit spread) on the debentures for a seven-year period ending September 2017 at a rate of 2.72%. Including the credit spread, the net interest due on the notes until September 2017 will be equal to a fixed rate of 4.42%. Total interest expense on the junior subordinated debentures was $340 in 2014, $341 in 2013, and $342 in 2012. The subordinated debentures may be called by PSB in part or in full on a quarterly basis.

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

As of December 31, PSB had the following outstanding interest rate swap that was entered into to hedge variable-rate debt:

	2014	2013

Notional amount	$7,500	$7,500
Pay fixed rate	2.72%	2.72%
Receive variable rate	0.24%	0.24%
Maturity	9/15/2017	9/15/2017
Unrealized loss (fair value)	$325	$438

This agreement provides for PSB to receive payments at a variable rate determined by the three-month LIBOR in exchange for making payments at a fixed rate. Actual maturities may differ from scheduled maturities due to call options and/or early termination provisions. No interest rate swap agreements were terminated prior to maturity in 2014 or 2013. Risk management results for the year ended December 31, 2014, related to the balance sheet hedging of variable rate debt indicates that the hedge was 100% effective, and no component of the derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness. At December 31, 2014, the fair value of the interest rate swap of $325 was recorded in other liabilities. Net unrealized loss on the derivative instrument recognized in other comprehensive income during the year ended December 31, 2014, totaled $44, net of tax. The net amount of other comprehensive loss reclassified into interest expense during the year ended December 31, 2014 was $114, net of tax. As of December 31, 2014, approximately $176 of losses reported in other comprehensive income related to the interest rate swap ($107 after tax benefits) are expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the 12-month period ending December 31, 2015. The interest rate swap agreement was secured by cash and cash equivalents of $430 and $570 at December 31, 2014 and 2013, respectively.

During 2014, PSB reclassified $188 ($114 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $188 ($114 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the year. During 2013, PSB reclassified $186 ($113 after tax impacts) of interest rate swap settlements which increased comprehensive income. The increase to comprehensive net income was recognized as a $186 ($113 after tax impacts) increase to interest expense on junior subordinated debentures on the statement of income during the year.

As of December 31, 2014 and 2013, PSB had a number of outstanding interest rate swaps with customers and correspondent banks associated with its lending activities that are not designed as hedges.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, the following floating interest rate swaps were outstanding with customers:

	2014	2013

Notional amount	$13,646	$14,323
Receive fixed rate (average)	2.00%	2.00%
Pay variable rate (average)	0.16%	0.17%
Maturity	3/2015-10/2021	3/2015-10/2021
Weighted average remaining term	1.9 years	2.9 years
Unrealized gain fair value	$194	$276

At December 31, the following offsetting fixed interest rate swaps were outstanding with correspondent banks:

	2014	2013

Notional amount	$13,646	$14,323
Pay fixed rate (average)	2.00%	2.00%
Receive variable rate (average)	0.16%	0.17%
Maturity	3/2015-10/2021	3/2015-10/2021
Weighted average remaining term	1.9 years	2.9 years
Unrealized loss fair value	$(194)	$(276)

NOTE 15          Retirement and Deferred Compensation Plans

PSB has established a 401(k) profit sharing plan for its employees. PSB matches 100% of employees’ salary deferrals up to the first 1% of pay deferred and 50% of salary deferrals of the next 5% of pay deferrals, for a maximum match of 3.5% of salary. PSB also may declare a discretionary profit sharing contribution. The expense recognized for contributions to the plan for the years ended December 31, 2014, 2013, and 2012 was $521, $446, and $509, respectively.

PSB maintains deferred compensation agreements with certain executives and directors. PSB matches 20% of the amount of employees’ salary deferrals up to the first 15% of pay deferred. PSB directors may elect to defer earned directors’ fees into a separate deferred directors’ fees plan. No PSB match is made on deferred directors’ fees. Cumulative deferred balances earn a crediting rate generally equal to 100% of PSB’s return on average equity until retirement or separation from service. The agreements provide for benefits to be paid in a lump sum at retirement or in monthly installments for a period up to 15 years following each participant’s normal retirement date with interest payable at a fixed interest rate ranging from 7% to 8%. PSB is accruing this liability over each participant’s remaining period of service. The liability outstanding under the agreements was $3,427 and $3,155 at December 31, 2014 and 2013, respectively. The amount charged to operations was $333, $270, and $301 for 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 16           Self-Funded Health Insurance Plan

PSB has established an employee medical benefit plan to self-insure claims up to $105 per year during 2014 and 2015 for each individual with no stop-loss per year for participants in the aggregate. PSB and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Medical benefit plan costs are expensed as incurred. The liability recognized for claims incurred but not yet paid was $77 as of December 31, 2014 and 2013. Health and dental insurance expense recorded in 2014, 2013, and 2012, was $925, $1,130, and $1,078, respectively.

NOTE 17           Income Taxes

The components of the provision for income taxes are as follows:

	2014	2013	2012

Current income tax provision:
Federal	$2,236	$1,246	$1,600
State	763	450	535

Total current	2,999	1,696	2,135

Deferred income tax provision (benefit):
Federal	(113)	(132)	330
State	20	99	70

Total deferred	(93)	(33)	400

Total provision for income taxes	$2,906	$1,663	$2,535

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

	2014		2013		2012
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at statutory rate	$3,178	34.0	$2,178	34.0	$2,905	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(605)	(6.5)	(703)	(11.0)	(778)	(9.1)
Bank-owned life insurance	(137)	(1.5)	(137)	(2.1)	(138)	(1.6)
State income tax	517	5.6	362	5.7	399	4.7
Merger-related expenses	0	0.0	0	0.0	73	1.0
Other	(47)	(0.5)	(37)	(0.6)	74	1.0

Provision for income taxes	$2,906	31.1	$1,663	26.0	$2,535	30.0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of PSB’s assets and liabilities. The major components of the net deferred tax assets are as follows:

	2014	2013

Deferred tax assets:
Allowance for loan losses	$2,467	$2,579
Deferred compensation and directors’ fees	1,424	1,308
Foreclosed assets	248	352
Unrealized loss on interest rate swaps	128	171
Other	307	223

Gross deferred tax assets	4,574	4,633

Deferred tax liabilities:
Premises and equipment	705	769
Mortgage servicing rights	687	673
FHLB stock	120	120
Unrealized gain on securities available for sale	541	400
Deferred net loan origination costs	120	128
Prepaid expenses	88	139

Gross deferred tax liabilities	2,261	2,229

Net deferred tax asset	$2,313	$2,404

At December 31, 2014, federal tax returns remained open for Internal Revenue Service (IRS) review for tax years after 2010, while state tax returns remain open for review by state taxing authorities for tax years after 2009. There were no federal or state income tax audits being conducted at December 31, 2014.

The following table presents income tax effects on items of comprehensive income (loss) for the years ended December 31:

	2014		2013		2012
	Pretax	Income Tax	Pretax	Income Tax	Pretax	Income Tax
	Inc.(Exp.)	Exp.(Credit)	Inc.(Exp.)	Exp.(Credit)	Inc.(Exp.)	Exp.(Credit)

Unrealized gain (loss) on securities available for sale	$693	$273	$(1,574)	$(613)	($310)	$(119)
Reclassification adjustment for net security gain included in net income	(3)	(1)	(12)	(5)	0	0
Amortization of unrealized gain on securities available for sale transferred to securities held to maturity included in net income	(330)	(130)	(420	(184)	(452)	(178)
Unrealized gain (loss) on interest rate swap	(73)	(29)	75	29	(295)	(116)
Reclassification adjustment of interest rate swap settlements included in earnings	188	74	186	73	172	68

Totals	$475	$187	$(1,745)	$(700)	$(885)	$(345)

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

	2014	2013

Commitments to extend credit – Fixed and variable rates	$91,206	$89,645
Commercial standby letters of credit – Variable rate	2,388	4,533
Unused home equity lines of credit – Variable rate	29,034	24,082
Unused credit card commitments – Variable rate	335	234
Credit enhancement under the FHLB of Chicago
Mortgage Partnership Finance program	949	949

Totals	$123,912	$119,443

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

Credit card commitments were commitments on credit cards issued by PSB and serviced by Elan Financial Services (a subsidiary of U.S. Bancorp). These commitments were unsecured. During 2013, PSB sold its credit card loan balances to Elan Financial Services at a loss of $31 ($19 after tax benefits) on proceeds of $671. However, PSB provides full recourse to Elan against losses on certain card balances not owned by PSB. Aggregate exposure on the full recourse balances was $335 at December 31, 2014, including $210 of commitments unused by the cardholders.

PSB participates in the FHLB Mortgage Partnership Finance Program (the “Program”) and also originates loans for purchase by FNMA. PSB enters into forward commitments to sell mortgage loans to these various secondary market agency providers under which loans are funded by the agencies and PSB receives an agency fee reported as a component of gain on sale of loans. PSB had approximately $688 and $1,507 in firm commitments outstanding to deliver loans to these providers at December 31, 2014 and 2013, respectively, from rate lock commitments made with customers.

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

NOTE 19           Stock Based Compensation

PSB granted shares of restricted stock to certain employees having a market value of $200, $210, and $200, during 2014, 2013, and 2012, respectively. The restricted shares vest to employees based on continued PSB service over a six-year period and are recognized as compensation expense over the vesting period. Cash dividends are paid on unvested shares at the same time and amount as paid to PSB common shareholders. Cash dividends paid on unvested restricted stock shares are charged to retained earnings since significantly all restricted shares are expected to vest to employees. As of December 31, 2014, 31,362 shares of restricted stock are outstanding that remained unvested. Unvested shares are subject to forfeiture upon employee termination.

The following table summarizes information regarding unvested restricted stock and shares outstanding during the three years ended December 31, 2014, 2013, and 2012.

	Unvested	Weighted Average
	Shares	Grant Value

January 1, 2012	25,572	17.79
Restricted shares granted	8,895	22.48
Restricted shares vested	(4,058)	(16.08)

December 31, 2012	30,409	19.39
Restricted shares granted	8,076	26.00
Restricted shares vested	(5,883)	(17.85)

December 31, 2013	32,602	21.30
Restricted shares granted	6,400	31.25
Restricted shares vested	(7,640)	(18.91)

December 31, 2014	31,362	$23.92

During 2014, total compensation expense of $166 (before tax benefits of $65) was recorded from amortization of restricted shares expected to vest. During 2013, total compensation expense of $145 (before tax benefits of $57) was recorded from amortization of restricted shares expected to vest. During 2012, total compensation expense of $105 (before tax benefits of $41) was recorded from amortization of restricted shares expected to vest. Future projected compensation expense (before tax benefits) assuming all restricted shares eventually vest to employees would be as follows:

2015	$157
2016	162
2017	122
2018	82
2019	40

Total	$563

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Under the terms of an incentive stock option plan adopted during 2001, shares of unissued common stock were reserved for options to officers and key employees at prices not less than the fair market value of the shares at the date of the grant. The last outstanding option shares were exercised during 2012. No stock option plan expense was recorded in 2012. The following table summarizes information regarding stock option activity during the year ended December 31, 2012.

		Weighted
		Average
	Shares	Price

January 1, 2012	588	$16.03
Options granted	0	0.00
Options exercised	(588)	(16.03)
Option forfeited	0	0.00

December 31, 2012	0	$0.00

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

Quantitative measures established by regulation to ensure capital adequacy require PSB and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, PSB and the Bank meet all capital adequacy requirements.

As of December 31, 2014, the most recent regulatory financial report categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

PSB’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital (to risk weighted assets):
Consolidated	$74,370	14.24%	$41,781	8.00%	N/A	N/A
Peoples State Bank	$75,373	14.45%	$41,729	8.00%	$52,161	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$67,876	12.99%	$20,901	4.00%	N/A	N/A
Peoples State Bank	$68,879	13.20%	$20,872	4.00%	$31,309	6.00%

Tier I capital (to average assets):
Consolidated	$67,876	9.30%	$29,194	4.00%	N/A	N/A
Peoples State Bank	$68,879	9.44%	$29,186	4.00%	$36,483	5.00%

As of December 31, 2013:
Total capital (to risk weighted assets):
Consolidated	$70,048	13.88%	$40,365	8.00%	N/A	N/A
Peoples State Bank	$72,321	14.35%	$40,312	8.00%	$50,390	10.00%

Tier I capital (to risk weighted assets):
Consolidated	$63,734	12.63%	$20,182	4.00%	N/A	N/A
Peoples State Bank	$66,015	13.10%	$20,156	4.00%	$30,234	6.00%

Tier I capital (to average assets):
Consolidated	$63,734	9.06%	$28,130	4.00%	N/A	N/A
Peoples State Bank	$66,015	9.39%	$28,130	4.00%	$35,163	5.00%

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

	2014	2013	2012

Weighted average shares outstanding	1,651,045	1,652,700	1,663,147
Effect of dilutive stock options outstanding	0	0	58

Diluted weighted average shares outstanding	1,651,045	1,652,700	1,663,205

Basic earnings per share	$3.90	$2.87	$3.61

Diluted earnings per share	$3.90	$2.87	$3.61

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 22          Restrictions on Retained Earnings

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and is limited in making loans and advances to PSB. At December 31, 2014, management believes that maintaining the regulatory framework of the Bank at the well-capitalized level will effectively restrict potential dividends from the Bank to an amount less than $23,212. Furthermore, any Bank dividend distributions to PSB above customary levels are subject to approval by the FDIC, the Bank’s primary federal regulator, and the Wisconsin Department of Financial Institutions, the Bank’s primary state regulator.

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

At December 31, 2014 and 2013, Level 3 securities include a common stock investment in Bankers’ Bank, Madison, Wisconsin, that is not traded on an active market. Historical cost of the common stock is assumed to approximate fair value of this investment.

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

Mortgage servicing rights – Mortgage servicing rights are not measured at fair value on a recurring basis. However, mortgage servicing rights that are impaired are measured at fair value on a nonrecurring basis. Serviced loan pools are stratified by year of origination and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of a stratum exceeds its fair value, the stratum is measured at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value. When market mortgage rates decline, borrowers may have the opportunity to refinance their existing mortgage loans at lower rates, increasing the risk of prepayment of loans on which PSB maintains mortgage servicing rights. Therefore, declining long-term interest rates would decrease the fair value of mortgage servicing rights. Significant unobservable inputs at December 31, 2014, used to measure fair value included:

Direct annual servicing cost per loan	$60
Direct annual servicing cost per loan in process of foreclosure	$600
Weighted average prepayment speed: CPR	12.57%
Weighted average prepayment speed: PSA	249.06%
Weighted average cash flow discount rate	7.91%
Asset reinvestment rate	4.00%
Short-term cost of funds	0.25%
Escrow inflation adjustment	1.00%
Servicing cost inflation adjustment	1.00%

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Interest rate swap agreements – Fair values for interest rate swap agreements are based on the amounts required to settle the contracts based on valuations provided by third-party dealers in the contracts, which is considered a Level 2 fair value measurement, and are measured on a recurring basis.

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets and	Markets for	Other	Significant
	Liabilities	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2014
Assets:
Securities available for sale:
U.S. agency issued residential MBS and CMO	$73,352	$0	$73,352	$0
Privately issued residential MBS and CMO	29	0	29	0
Nonrated SBA loan fund	950	0	950	0
Other equity securities	47	0	0	47

Total securities available for sale	74,378	0	74,331	47
Loans held for sale	100	0	100	0
Mortgage rate lock commitment	6	0	6	0
Interest rate swap agreements	194	0	194	0

Total assets	$74,678	$0	$74,631	$47

Liabilities – Interest rate swap agreements	$519	$0	$519	$0

2013
Assets:
Securities available for sale:
U.S. Treasury and agency debentures	$999	$0	$999	$0
U.S. agency issued residential MBS and CMO	59,390	0	59,390	0
Privately issued residential MBS and CMO	105	0	105	0
Obligations of states and political subdivisions	159	0	159	0
Nonrated SBA loan fund	950	0	950	0
Other equity securities	47	0	0	47

Total securities available for sale	61,650	0	61,603	47
Loans held for sale	150	0	150	0
Mortgage rate lock commitments	14	0	14	0
Interest rate swap agreements	276	0	276	0

Total assets	$62,090	$0	$62,043	$47

Liabilities – Interest rate swap agreements	$714	$0	$714	$0

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

The reconciliation of fair value measurements using significant unobservable inputs during the years ended December 31 is as follows:

Balance at January 1, 2013:	$47
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	0

Balance at December 31, 2013	$47

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$0

Balance at January 1, 2014:	$47
Total realized/unrealized gains (losses):
Included in earnings	0
Included in other comprehensive income	0
Purchases, maturities, and sales	0

Balance at December 31, 2014	$47

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$0

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31 follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

2014
Assets:
Impaired loans	$1,956	$0	$97	$1,859
Foreclosed assets	1,661	0	284	1,377
Mortgage servicing rights	1,738	0	0	1,738
Other intangible assets	274	0	0	274

Total assets	$5,629	$0	$381	$5,248

2013
Assets:
Impaired loans	$1,720	$0	$0	$1,720
Foreclosed assets	1,750	0	792	958
Mortgage servicing rights	1,696	0	0	1,696

Total assets	$5,166	$0	$792	$4,374

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

At December 31, 2014, loans with a carrying amount of $2,517 were considered impaired and were written down to their estimated fair value of $1,956, net of a valuation allowance of $561. At December 31, 2013, loans with a carrying amount of $2,119 were considered impaired and were written down to their estimated fair value of $1,720 net of a valuation allowance of $399. Changes in the valuation allowances are reflected through earnings as a component of the provision for loan losses or as a charge-off against the allowance for loan losses.

In 2014, foreclosed assets with a fair value of $801 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. During 2014, foreclosed assets with a carrying amount of $1,716 were written down to a fair value of $1,661, less costs to sell. As a result, an impairment charge of $55 was included in earnings for the year ended December 31, 2014. In 2013, foreclosed assets with a fair value of $1,342 were acquired through or in lieu of foreclosure, which is the fair value net of estimated costs to sell. During 2013, foreclosed assets with a carrying amount of $2,156 were written down to a fair value of $1,750, less costs to sell. As a result, an impairment charge of $406 was included in earnings for the year ended December 31, 2013.

At December 31, 2014, mortgage servicing rights with a carrying amount of $1,778 were considered impaired and were written down to their estimated fair value of $1,738, resulting in an impairment allowance of $40. At December 31, 2013, mortgage servicing rights with a carrying amount of $1,717 were considered impaired and were written down to their estimated fair value of $1,696, resulting in an impairment allowance of $21. Changes in the impairment allowances are reflected through earnings as a component of mortgage banking income.

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

The carrying amounts and fair values of PSB’s financial instruments consisted of the following:

	December 31, 2014
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:

Cash and cash equivalents	$25,106	$25,106	$25,106	$0	$0
Securities	144,157	145,387	0	143,522	1,865
Bank certificates of deposit	3,424	3,446	0	0	5,446
Net loans receivable and loans held for sale	525,683	528,696	0	197	528,499
Accrued interest receivable	2,074	2,074	0	0	2,074
Mortgage servicing rights	1,738	1,738	0	0	1,738
Mortgage rate lock commitments	6	6	0	6	0
FHLB stock	2,556	2,556	0	0	2,556
Cash surrender value of life insurance	13,230	13,230	0	13,230	0
Interest rate swap agreements	194	194	0	194	0

Financial liabilities:

Deposits	$622,951	$623,439	$0	$0	$623,439
FHLB advances	20,271	20,316	0	20,316	0
Other borrowings	10,324	10,764	0	5,942	4,822
Senior subordinated notes	4,000	3,604	0	0	3,604
Junior subordinated debentures	7,732	7,248	0	0	7,248
Interest rate swap agreements	519	519	0	519	0
Accrued interest payable	331	331	0	0	331

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

	December 31, 2013
	Carrying	Estimated	Fair Value Hierarchy Level
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:

Cash and cash equivalents	$31,522	$31,522	$31,522	$0	$0
Securities	133,279	133,322	0	131,479	1,843
Bank certificates of deposit	2,236	2,280	0	0	2,280
Net loans receivable and loans held for sale	510,030	514,309	0	150	514,159
Accrued interest receivable	2,076	2,076	0	0	2,076
Mortgage servicing rights	1,696	1,696	0	0	1,696
Mortgage rate lock commitments	14	14	0	14	0
FHLB stock	2,556	2,556	0	0	2,556
Cash surrender value of life insurance	12,826	12,826	0	12,826	0
Interest rate swap agreements	276	276	0	276	0

Financial liabilities:

Deposits	$577,514	$578,387	$0	$0	$578,387
FHLB advances	38,049	38,511	0	38,511	0
Other borrowings	20,441	21,251	0	14,364	6,887
Senior subordinated notes	4,000	3,489	0	0	3,489
Junior subordinated debentures	7,732	7,085	0	0	7,085
Interest rate swap agreements	714	714	0	714	0
Accrued interest payable	477	477	0	0	477

NOTE 24          Condensed Parent Company Only Financial Statements

The following are condensed balance sheets as of December 31, 2014 and 2013, and condensed statements of income and cash flows for the years ended December 31, 2014, 2013, and 2012, for PSB Holdings, Inc.

Balance Sheets

December 31, 2014 and 2013

Assets	2014	2013

Cash and due from banks	$3,826	$3,502
Investment in Peoples State Bank	70,161	66,801
Other assets	747	840

TOTAL ASSETS	$74,734	$71,143

Liabilities and Stockholders’ Equity

Accrued dividends payable	$652	$644
Other borrowings	500	1,500
Senior subordinated notes	4,000	4,000
Junior subordinated debentures	7,732	7,732
Other liabilities	389	514
Total stockholders’ equity	61,461	56,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,734	$71,143

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Income

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Income:
Dividends from Peoples State Bank	$3,900	$4,000	$7,700
Dividends from other investments	6	6	5
Interest	6	5	10

Total income	$3,912	4,011	7,715

Expenses:
Interest on other borrowings	27	54	0
Interest expense on senior subordinated notes	150	184	578
Interest expense on junior subordinated debentures	340	341	342
Transfer agent and shareholder communication	52	47	68
Other	85	136	348

Total expenses	654	762	1,336

Income before income taxes and equity in undistributed net income of Peoples State Bank	3,258	3,249	6,379
Recognition of income tax benefit	251	293	431

Net income before equity in undistributed net income of Peoples State Bank	3,509	3,542	6,810
Equity in undistributed net income of Peoples State Bank	2,931	1,202	(801)

Net income	$6,440	$4,744	$6,009

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$6,440	$4,744	$6,009
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Peoples State Bank	(2,931)	(1,202)	801
(Increase) decrease in other assets	41	147	(21)
Decrease in other liabilities	(5)	(98)	(2)
Increase (decrease) in dividends payable	8	644	(583)

Net cash provided by operating activities	3,553	4,235	6,204

Cash flows from investing activities:
Purchase Marathon State Bank common stock	0	0	(5,482)
Investment in Peoples State Bank	0	0	(5)

Net cash used in investing activities	0	0	(5,487)

Cash flows from financing activities:
Repayment of senior subordinated notes	0	(3,000)	0
Proceeds from other borrowings	0	2,000	0
Repayment of other borrowings	(1,000)	(500)	0
Proceeds from exercise of stock options	0	0	9
Dividends declared	(1,316)	(1,289)	(1,247)
Purchase of treasury stock	(913)	(269)	(262)

Net cash used in financing activities	(3,229)	(3,058)	(1,500)

Net increase (decrease) in cash and due from banks	324	1,177	(783)
Cash and due from banks at beginning	3,502	2,325	3,108

Cash and due from banks at end	$3,826	$3,502	$2,325

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

NOTE 25          Summary of Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2014

Interest income	$6,405	$6,618	$6,833	$6,762
Interest expense	1,231	1,168	1,099	988
Net interest income	5,174	5,450	5,734	5,774
Provision for loan losses	140	140	140	140
Noninterest income	1,320	1,369	1,481	1,524
Net income	1,450	1,403	1,782	1,805
Basic earnings per share*	0.87	0.85	1.08	1.10
Diluted earnings per share*	0.87	0.85	1.08	1.10

2013

Interest income	$6,624	$6,692	$6,772	$6,728
Interest expense	1,423	1,375	1,350	1,363
Net interest income	5,201	5,317	5,422	5,365
Provision for loan losses	323	352	3,340	0
Noninterest income	1,415	1,523	1,411	1,274
Net income	1,609	1,561	13	1,561
Basic earnings per share*	0.97	0.95	0.01	0.95
Diluted earnings per share*	0.97	0.95	0.01	0.95

2012

Interest income	$6,695	$6,679	$6,933	$6,937
Interest expense	1,879	1,799	1,770	1,643
Net interest income	4,816	4,880	5,163	5,294
Provision for loan losses	160	165	0	460
Noninterest income	1,242	2,323	1,444	1,559
Net income	1,180	1,918	1,226	1,685
Basic earnings per share*	0.70	1.15	0.74	1.01
Diluted earnings per share*	0.70	1.15	0.74	1.01

* Basic and diluted earnings per share may not foot to the total for the year ended December 31 due to rounding.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, PSB’s management evaluated the effectiveness, as of December 31, 2014, of PSB’s disclosure controls and procedures. PSB’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, the PSB’s Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect thet ransactions and dispositions of assets of PSB;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of PSB are being made only in accordance with authorizations of management and the directors of PSB; and

●	provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of PSB’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the PSB’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this evaluation under the criteria in Internal Control — Integrated Framework , management concluded that internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Controls

No change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSB’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PSB’s executive officers include Peter W. Knitt, age 56, President and Chief Executive Officer of PSB and Peoples State Bank, and Scott M. Cattanach, age 46, Treasurer and Secretary of PSB, and Senior Vice President and Chief Financial Officer of Peoples State Bank.

Our Board of Directors currently has ten directors, each of whom is elected for a one-year term at each annual meeting of shareholders. The following table sets forth information concerning the business background and experience of the Company’s directors. Unless otherwise specified, all current positions listed for a director have been held for at least five years.

		Year Became Director
Name and Age	Principal Occupation	of the Company

William J. Fish, 64	President of BILCO, Inc. (McDonald’s franchisee). We believe that Mr. Fish’s qualifications to serve as a director include his significant holdings of Company stock and his experience in running small business franchises for many years.	1995
Charles A. Ghidorzi, 70	Managing member of Ghidorzi Construction Company, LLC. We believe that Mr. Ghidorzi’s qualifications to serve as a director include his real estate development and construction experience, which allows him to provide perspective as the Bank considers making loans secured by real estate collateral or expansion through brick and mortar branch bank facilities.	1997
Lee A. Guenther, 62	CEO of T. A. Solberg Co., Inc. We believe Mr. Guenther’s knowledge of our northern Wisconsin markets and expertise in leading a large retail company of 1,000 employees within those markets qualify him to serve as a director.	2013
Karla M. Kieffer, 53	Vice President of Sales and co-owner of Sun Press, Inc., d/b/a SUN Printing. We believe that Ms. Kieffer’s qualifications to serve as a director include her experience in managing sales and product development, as well as her experience in operating a local business similar to our customer base, which helps us gauge local business financing and cash management needs.	2011
Peter W. Knitt, 56	President and CEO of the Company and the Bank; formerly Senior Vice President of the Bank (2003-2006). We believe that Mr. Knitt’s qualifications to serve on our Board include his vast experience in the banking industry as both a commercial lender and as our Bank’s president and chief executive officer.	2006
David K. Kopperud, 69	Former President of the Company and the Bank (1999-2006). We believe that Mr. Kopperud’s knowledge of the Company and the Bank, which arises in part from his service as president and chief executive officer and decades of experience in finance and banking, as well as Mr. Kopperud’s knowledge of commercial lending and the market areas served by the Bank in addition to his significant holdings of Company stock qualify him to serve as a director.	1999
Kevin J. Kraft, 37	Chief Executive Officer of JARP Industries, Inc. We believe that Mr. Kraft’s background in public accounting with Ernst & Young, LLP and later experience with public company Bucyrus International, Inc. performing internal financial analysis and benchmarking performance helps bring financial expertise to our directorship. Mr. Kraft’s experience in owning and operating a local manufacturer similar to our customer base also assists us in gauging local business financing and cash management needs.	2011
Thomas R. Polzer, 72	President, Polzer of Wausau, LLC and M & J Sports, Inc. We believe that Mr. Polzer’s decades of experience running small retail business enterprises and his directorship at a local bank prior to Peoples State Bank, as well as his significant holdings of Company stock, qualify him to serve as a director.	1995
William M. Reif, 72	CEO of Wausau Coated Products, Inc. We believe that Mr. Reif’s decades of experience running closely-held manufacturing business enterprises as well as prior directorship experience with a significantly larger banking organization qualify him to serve as a director.	1997
Timothy J. Sonnentag, 48	President, County Materials Corporation. We believe that Mr. Sonnentag’s experience leading a large company with more than 1,200 employees and 40 locations primarily in Wisconsin and Illinois, as well as his business management skills, qualify him to serve as a director.	2009

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who own more than 10% of our common stock (“reporting persons”) to file reports of ownership and changes in ownership with the SEC. Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC. Based solely on our review of the copies of the Section 16(a) forms received by us and/or upon written representations from these reporting persons as to compliance with the Section 16(a) regulations, we are of the opinion that during the 2014 fiscal year, all reports required by Section 16(a) were filed on a timely basis except those listed below.

Name	Transaction Date	Filing Date	Shares	Price/Share
Lee A. Guenther	02-10-2014	02-19-2014	200	$30.25

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

Financial Expert

The SEC has adopted rules that require PSB to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an “audit committee financial expert.”  Based on its review of the SEC rules, the Board has concluded that Kevin J. Kraft is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934.  In making this determination, the Board considered Mr. Kraft’s educational background (he holds a degree in accounting) and his business experience, which is described above in the listing of our directors. The Board has also determined that Mr. Kraft satisfies the criteria for director independence under the listing standards applicable to companies listed on The Nasdaq National Market.

Item 11. EXECUTIVE COMPENSATION.

Director Compensation

The following table presents the compensation of our directors for 2014. A description of our director compensation policy and plans follows the table.

			Nonqualified
	Fees Earned	Equity	Deferred
	or Paid in	Incentive Plan	Compensation	All Other
Name(1)	Cash	Compensation	Earnings	Compensation		Total
	($)	($)(2)	($)	($)		($)

William J. Fish	$29,600	$4,381	$21,511	$0		$55,492
Charles A. Ghidorzi	$17,600	$2,253	$0	$0		$19,853
Lee A. Guenther	$21,975	$2,813	$1,810	$0		$26,598
Gordon P. Gullickson	$0	$0	$0	$11,533	(3)	$11,533
Karla M. Kieffer	$20,600	$2,637	$4,059	$0		$27,296
David K. Kopperud	$24,950	$3,194	$2,786	$0		$30,930
Kevin J. Kraft	$18,700	$2,394	$0	$0		$21,094
Thomas R. Polzer	$28,225	$4,177	$0	$0		$32,402
William M. Reif	$20,900	$2,675	$0	$0		$23,575
Timothy J. Sonnentag	$18,400	$2,723	$4,960	$0		$26,083

(1) Mr. Knitt receives no director fees.

(2) Amounts paid for achievement of targeted net income and return on equity during 2014 pursuant to the Peoples State Bank Board of Directors’ Focus Rewards Plan. Compensation is paid in shares of Company Common Stock.

(3) Mr. Gullickson retired as a director of the Company on April 18, 2012. Mr. Gullickson continues to receive certain compensation as a consultant to the Bank’s Board of Directors Loan Committee under a contract that expires in April 2015.

Annual Retainer, Meeting, and Other Fees.

	Company		Bank
Board Retainer
Chairman	–		$12,000	(1)
Other directors	–		$10,000	(1)

Meeting Fees
Board	$500	(2)	$500	(3)
Loan Committee	N/A		$225
Other Committee	$300		$300
Chairman’s fee	$50		$50

Incentive Fees
Directors’ Focus Rewards Incentive Plan	–		Variable award

(1) Reduced on a pro rata basis if director fails to attend at least seven meetings of the Board during fiscal year.

(2) Board meeting fee of $500 paid for Company special meetings held separately from a normally scheduled Bank Board meeting.

(3) Payment will be made for one excused absence.

Directors’ Focus Rewards Plan. The Peoples State Bank Board of Directors’ Focus Rewards Plan provides an annual incentive opportunity for directors of the Bank. Under the Directors’ Focus Rewards Plan, Bank directors’ incentive compensation is determined under a formula that derives 20% of the incentive compensation amount from achievement of certain customer referral goals, 60% of the incentive compensation amount from the achievement of a net income target for the Bank, and 20% of the incentive compensation amount from the Company’s return on equity when compared against a peer group of publicly reporting bank holding companies. The potential incentive compensation at various levels of net income and qualified director referrals ranges from 0% to 30% of director fees paid during a particular year. Incentive compensation is paid in shares of the Company’s common stock following the determination of results under the plan for the preceding fiscal year.

2005 Deferred Compensation Plan. We maintain a deferred compensation program, the 2005 Deferred Compensation Plan, under which directors may elect prior to each January 1 to defer some or all of the fees otherwise payable by the Company and the Bank during the subsequent year. Amounts deferred become payable in cash in a form as elected by the director with options being a lump sum or in 60 or 120 monthly installments. Amounts deferred are paid the later of (1) the first day of third month following the director’s termination of service or (2) the date specified by the director in the director’s time of payment election (but the specified date can be no later than the first day of the third month following the month in which the director would have attained the director’s mandatory retirement age). The director’s election as to the form and time of payment must be made no later than December 31, 2007 (for individuals who were directors on December 31, 2007) or within 30 days of initial participation in the plan (for directors who joined the Board in 2008 or thereafter). In the event a director’s service terminates because of a change of control of the Company, as defined in the plan, payment of all deferred amounts will be made in a lump sum on the first July 1 following the director’s termination of service. For the 2014 fiscal year, interest was credited on deferred fees at a rate equal to 100% of our return on equity as defined in the plan. During the period following a director’s termination of service, the unpaid balance in a director’s deferral account is credited with interest at a fixed rate of 8% per annum.

Executive Officer Compensation

The following table sets forth the compensation awarded to, earned by, or paid by us and our subsidiaries during the year ended December 31, 2014, to our principal executive officer and each other executive officer as of December 31, 2014, whose total compensation exceeded $100,000:

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Award(s)	Compensation	Earnings	Compensation		Total
Position		($)(1)	($)(1)	($)(2)	($)	($)(1)(3)	($)	($)		($)

Peter W. Knitt	2014	$255,600	$0	$30,000	$0	$37,800	$44,435	$30,922	(4)	$398,757
President, CEO, and a	2013	$248,500	$0	$30,000	$0	$9,319	$17,569	$24,015		$329,403
director of the Company	2012	$241,200	$0	$35,000	$0	$35,694	$41,117	$30,609		$383,620
and the Bank

Scott M. Cattanach	2014	$175,800	$0	$35,000	$0	$26,000	$2,469	$21,794	(5)	$261,063
Secretary and Treasurer	2013	$170,000	$0	$37,000	$0	$6,375	$1,006	$15,201		$229,582
of the Company and	2012	$164,000	$0	$35,000	$0	$24,272	$2,452	$21,810		$247,534
Chief Financial Officer
of the Bank

(1) Includes compensation deferred by officers under 401(k) plan and other deferred compensation plans.

(2) The amounts indicated represent the grant date fair value for awards of restricted stock computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 718-10. For Mr. Knitt, the number of shares granted was 845 for 2014, 960 for 2013, and 1,346 for 2012. For Mr. Cattanach, the number of shares granted was 986 for 2014, 1,184 for 2013, and 1,346 for 2012. These shares vest at the rate of 20% each year beginning on the second anniversary of the grant date, with 20% vesting on each anniversary date thereafter until the shares become fully vested. While the shares are unvested, the grantee maintains voting rights on the shares and receives dividends on the shares at the same amount and timing as all other common stock shares. All unvested restricted stock will immediately vest upon a change in control as defined in the grant agreement. All unvested shares are forfeited if the grantee’s employment with the bank is terminated for any reason.

(3) Cash incentive compensation awards were made under the Focus Rewards Plan based on achievement of net income and other Bank-wide financial and non-financial goals.

(4) Represents Company 401(k) contribution of $21,815, Company matching contribution of $5,000 under the Executive Deferred Compensation Plan, and $4,107 of dividends paid on unvested restricted stock.

(5) Represents Company 401(k) contribution of $17,657 and $4,137 of dividends paid on unvested restricted stock.

Incentive Compensation, Deferred Compensation, and Other Compensation Arrangements

Focus Rewards Plan. The Bank’s Focus Rewards Plan provides an annual cash incentive opportunity for executive officers of the Company in their capacities as Bank officers. Incentive compensation is determined under a formula that derives 60% of the incentive compensation amount from the achievement of the Bank’s net income target, 20% from the achievement of specific Bank-wide financial and non-financial goals, and 20% from the Bank’s return on equity when measured against a peer group of publicly reporting banks. The potential incentive compensation at various levels of net income ranges from 0% to 30% of the Bank officer’s base salary. Incentive compensation is paid in cash following the determination and audit of results under the plan for the preceding fiscal year.

Peter W. Knitt Executive Deferred Compensation Agreement. Mr. Knitt participates in the Bank’s Executive Deferred Compensation Plan. The Plan terms in effect for Mr. Knitt permit him to elect to defer up to 20% of his base salary and up to 70% of his bonus incentive compensation. The Plan provides a matching grant contribution equal to 20% of the amount deferred up to a maximum annual matching contribution of 3% of Mr. Knitt’s base pay. Deferrals made by Mr. Knitt and the Plan’s matching contribution, if any, are credited to Mr. Knitt’s unfunded account. Plan interest is credited on the accumulated account balance at a rate equal to 100% of the Bank’s return on equity for the year and at a fixed rate equal to 7% per year after his termination while the accumulated account balance is paid to Mr. Knitt. The accumulated balance in Mr. Knitt’s account will be paid in 130 biweekly installments as elected by Mr. Knitt upon termination of his employment for any reason. Mr. Knitt is fully vested in the accumulated account balance as well as any future matching grants or interest credited under the Plan. However, no Plan matching contribution or any interest credited would be paid if Mr. Knitt’s employment is terminated for cause as defined by the Plan. The Bank may, in its sole discretion and prior to commencement of benefits following Mr. Knitt’s termination, suspend the Plan. Upon suspension of the Plan, Mr. Knitt would not be permitted to make any further voluntary deferrals of base pay or incentive into the Plan and would receive no other credit to the Plan account except the annual interest credit on the accumulated balance.

Scott M. Cattanach Executive Deferred Compensation Agreement. Mr. Cattanach also participates in the Bank’s Executive Deferred Compensation Plan. The Plan terms in effect for Mr. Cattanach permit him to elect to defer up to 20% of his base salary and up to 70% of his bonus incentive compensation. The Plan provides a matching grant contribution equal to 20% of the amount deferred up to a maximum annual matching contribution of 3% of Mr. Cattanach’s base pay. Deferrals made by Mr. Cattanach and the Plan’s matching contribution, if any, are credited to Mr. Cattanach’s unfunded account. Plan interest while Mr. Cattanach is employed is credited on the accumulated account balance at a rate equal to 100% of the Bank’s return on equity for the year. Following termination of employment after reaching normal retirement age, the Plan will provide an annual fixed interest credit of 7% while benefits are paid over 130 biweekly installments. The Plan accumulated balance would be paid to Mr. Cattanach in a lump sum in the event of termination of employment from death, disability, or following a change in control. Mr. Cattanach is fully vested in the accumulated account balance as well as any future matching grants or interest credited under the Plan. However, no Plan matching contribution or any interest credited would be paid if Mr. Cattanach’s employment is terminated for cause as defined by the Plan. The Bank may, in its sole discretion and prior to commencement of benefits, suspend the Plan. Upon suspension of the Plan, Mr. Cattanach would not be permitted to make any further voluntary deferrals of base pay or incentive into the Plan and would receive no other credit to the Plan account except the annual interest credit on the accumulated balance.

Survivor Income Benefit Plan. The Bank maintains a Survivor Income Benefit Plan, which was originally adopted as an inducement to encourage the Bank’s executive officers to permit the Bank to purchase life insurance policies on their lives, with the Bank as beneficiary on the policies. Under this plan, the Bank has purchased life insurance on the lives of a number of its senior officers, including Messrs. Knitt and Cattanach, and all premiums on these policies have been fully paid. Under the plan, the Bank has agreed to pay to the executive’s named beneficiary a one-time split-dollar life insurance death benefit, which is a multiple of the employee’s base salary up to a maximum amount. The payment is made out of insurance proceeds received, and no payment is made unless the Bank holds an insurance policy on the executive’s life and the executive dies while employed by the Bank. The maximum payment obligation under the plan is capped at $900,000 (for Mr. Knitt) and $450,000 (for Mr. Cattanach).

Outstanding Equity Awards at Fiscal Year-End 2014

Stock options and unvested restricted stock awards held by our named executive officers at December 31, 2014, are indicated in the following table. Unvested restricted stock awards become fully vested upon a change in control.

Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	($)		(#)		($)		(#)	($)

Mr. Knitt	–	–	–	5,199	(1)	$184,565	(2)	–	–
Mr. Cattanach	–	–	–	5,237	(1)	$185,914	(2)	–	–

(1) Awards vest at the rate of 20% each year, beginning on the second anniversary of the date of grant.

(2) Market value is based on the closing market price of the Company’s common stock on December 31, 2014 ($35.50 per share).

Termination and Change in Control Arrangements

In order to promote stability and continuity of senior management, the Company has entered into employment and change of control agreements with Mr. Knitt and Mr. Cattanach.

Employment Terms and Severance Benefits. The agreements of Mr. Knitt and Mr. Cattanach are substantially similar in operation, but differ with respect to the amounts of salary and benefits. The current agreements provided for an initial term of employment lasting through June 30, 2009, with automatic extensions thereafter on a year-to-year basis unless either party notifies the other that the contract will no longer be extended or the executive reaches a certain age (64 for Mr. Knitt and 66 for Mr. Cattanach). The agreements provide for the provision of base salaries and participation by the executives in the various plans offered to other employees. Mr. Knitt is also entitled to the use of a Bank-provided automobile and a social membership at a country club.

In the event of his termination without cause, Mr. Knitt is entitled to receive an amount equal to 110% of the amount he would have been paid as salary under the agreement which would be paid monthly for a term of 12 months following termination. In the event of his termination without cause, Mr. Cattanach is entitled to receive the amount he would have been entitled to receive as salary under his agreement, but in no event for a period of less than twelve months. Each officer is also entitled to coverage under the Bank’s health insurance plan for the period of the severance benefit or until the executive becomes eligible for coverage under the plan of another employer. In the event of termination for cause, the executive is entitled to no further benefits under the agreement. “Cause” is defined under the agreements as (1) acts that result in the payment of a claim under a blanket banker fidelity bond policy; (2) the willful and continuing failure to perform the executive’s duties; (3) the commission of certain crimes, including theft, embezzlement, misapplication of funds, unauthorized issuance of obligations, and false entries; (4) acts or omissions to act that result in the material violation by the executive of any policy established by the Bank that is designed to insure compliance with applicable banking, securities, employment discrimination, or other laws or which cause or result in the Bank’s violation of such laws; or (5) the executive’s physical or mental disability. The agreements provide that the executive will not work in competition with the Bank for a period of one year following termination and must observe a two-year period on the confidentiality of Bank information.

Termination After Change in Control. The agreements also guarantee the executives certain compensation and benefits in the event of their termination following a change in control of the Company. Upon a change in control, the term of employment is reset to two years starting on the date of the change in control. For each year the contract remains in effect following a change in control, the executive will be entitled to annual incentive compensation equal to the average incentive compensation earned in the three years immediately preceding the change in control. In the event Mr. Knitt voluntarily terminates employment as a result of a significant change in his job duties or responsibilities, a relocation of his office of more than 25 miles from the then current location of his principal office, or other “good reason,” as defined in the agreements, or he is involuntarily terminated other than for cause he would be entitled to (1) the base salary accrued through termination plus a pro rata portion of incentive compensation earned for the year of termination (based on amounts earned in the previous fiscal year), (2) a lump sum payment equal to three times the sum of his current base salary plus the average incentive compensation earned for the three most recently completed years, and (3) coverage under the Bank’s health insurance plan until he becomes eligible for coverage under the health insurance plan of another employer up to a maximum period of 36 months following termination. The benefit payable to Mr. Knitt may be greater than the amount considered to be an “excess parachute payment” under Section 280G of the Internal Revenue Code to the extent that prior year elective salary deferrals into the Executive Deferred Compensation Plan lower the amount of the taxable compensation used to determine the excess parachute payment compensation limit specific to Mr. Knitt.

In the event Mr. Cattanach terminates his employment for good reason or is otherwise involuntarily terminated other than for cause, he would be entitled to (1) the base salary accrued through termination plus a pro rata portion of incentive compensation earned for the year of termination (based on amounts earned in the previous fiscal year), (2) a lump sum payment equal to three times his current annual base salary, and (3) coverage under the Bank’s health insurance plan until he becomes eligible for coverage under the health insurance plan of another employer up to a maximum period of 36 months following termination. The benefits payable to Mr. Cattanach cannot, however, be greater than the amount which would cause them to be an “excess parachute payment” under Section 280G of the Internal Revenue Code.

For purposes of these agreements, a “change in control” of the Company means:

●	the acquisition of 30% or more of the Company’s common stock by a person or group (excluding stock acquired by an employee benefit plan sponsored by the Company); or
●	a change in the composition of the Board during any 24 consecutive months so that the incumbent directors (or directors approved by the incumbent directors) no longer constitute a majority of the directors; or
●	the occurrence of a transaction resulting in the acquisition of the Company or the Bank in which the Company’s shareholders will beneficially own less than 60% of the voting shares of the new combined entity; or
●	the liquidation or dissolution of the Company or the Bank.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to our knowledge as of December 31, 2014, the name of each person believed by us to own more than 5% of our common stock and the number of shares of common stock held by each person.

	Shares of Bank Stock Beneficially	Percent of
Name and Address	Owned	Class

The Banc Funds Company, L.L.C./ Charles J. Moore(1)	83,079	5.1%
208 S. LaSalle Street
Chicago, IL 60604

Lawrence Hanz, Jr.	92,895	5.7%
2102 Clarberth
Schofield, WI 54476

(1) Shares held in various funds controlled by The Banc Fund Company, LLC, over which Mr. Moore exercises sole voting and dispositive power.

The following table sets forth, to our knowledge as of March 6, 2015, the amount of common stock that is deemed beneficially owned by each of our directors, each of the current executive officers named in the Summary Compensation Table, and our directors and executive officers as a group. The amounts indicated include shares held by spouses and minor children; shares held indirectly in trust for the benefit of the directors and/or their spouses, children, or parents; shares held by businesses or trusts over which directors exercise voting control; and shares subject to exercisable options.

	Shares of Stock		Percent of
Name	Beneficially Owned		Class

William J. Fish	25,254		1.5%
Charles A. Ghidorzi	1,527		*
Lee A. Guenther	1,445	(1)	*
Karla M. Kieffer	3,038	(2)(3)	*
Peter W. Knitt	17,341	(4)	1.1%
David K. Kopperud	25,119		1.5%
Kevin J. Kraft	2,066		*
Thomas R. Polzer	21,164		1.3%
William M. Reif	14,032		*
Timothy J. Sonnentag	2,360		*
Scott M. Cattanach	9,326	(5)	*
All directors and officers as a group (11 persons)	122,672	(1)(2)(3)(4)(5)	7.5%

* Less than 1%.

(1) Includes 220 shares held by a limited liability company for which beneficial ownership is disclaimed except to the extent of his pecuniary interest therein.

(2) Includes 315 shares held by a household member for which beneficial ownership is disclaimed.

(3) Includes 1,050 shares held by a corporation for which beneficial ownership is disclaimed except to the extent of her pecuniary interest therein.

(4) Includes 4,612 shares of unvested restricted stock granted to Mr. Knitt for which he holds sole voting rights and sole investment power.

(5) Includes 4,881 shares of unvested restricted stock granted to Mr. Cattanach for which he holds sole voting rights and sole investment power.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Director Independence

With the exception of Mr. Knitt, each of our directors satisfies the criteria for director independence under the listing standards applicable to companies listed on The NASDAQ National Market. The Board also considered all loan and other contractual relationships that the Bank had in place with certain Company directors and entities controlled by those directors (including the subordinated notes held by certain of our directors), and, in connection with this consideration, took into account that these transactions were made on terms at least as favorable to the Company as those that are available to unaffiliated parties.

Certain Relationships and Related Transactions

In the ordinary course of business, our directors and officers and the directors and officers of the Bank, and many of their associates and the firms for which they serve as directors and officers, conducted banking transactions with the Bank or provided certain services to the Company. All loans to directors and officers and to persons or firms affiliated with directors and officers were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability or present other unfavorable features. In our opinion, all banking and other transactions were made on terms at least as favorable to the Company as those that are available to unaffiliated parties.

We have not adopted any formal policies or procedures for the review, approval, or ratification of transactions that may be required to be reported under the Securities and Exchange Commission (“SEC”) disclosure rules. These transactions, if and when they are proposed or have occurred, have been or will in the future be reviewed by the entire Board (other than the director involved) on a case-by-case basis. The Board’s review considers the importance of the transaction to the Company; the availability of alternative sources or service providers to meet the Company’s requirements; the amount involved in the proposed transaction; the specific interest of the director or executive officer (or immediate family member) in the transaction; whether information concerning the fees, costs, or other terms of substantially similar arms-length transactions between unrelated parties is available; whether the terms of the proposed transaction present any unusual or unfavorable features to the Company; and such other factors as the Board may consider important and appropriate to its determination.

In the ordinary course of business, our directors and officers and the directors and officers of the Bank, and many of their associates and the firms for which they serve as directors and officers, conducted banking transactions with the Bank or provided certain services to the Company. All loans to directors and officers and to persons or firms affiliated with directors and officers were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability or present other unfavorable features. In our opinion, all banking and other transactions were made on terms at least as favorable to the Company as those that are available to unaffiliated parties.

In addition to the ordinary-course-of business transactions described above, the Company issued certain unsecured notes on February 1, 2013, with a total principal amount of $4 million. The proceeds of the notes were used by the Company to prepay certain 8% senior subordinated notes issued by the Company in 2009. The notes bear interest at the rate of 3.75% per annum, and they provide for interest-only payments to be made on a quarterly basis until the notes mature on February 1, 2018. The Company reserved the right to prepay the notes in any amount without penalty on or after August 1, 2014. The notes, each of which is still outstanding in its original principal amount, are held by two of our directors (Messrs. Fish and Polzer), one of our former directors, and Lawrence Hanz, Jr., one of the Company’s shareholders who holds more than 5% of the Company’s common stock. The notes held by Messrs. Fish and Polzer were each made in the principal amount of $250,000, and each of these individuals was paid $9,375 of interest during 2014. The note held by Mr. Hanz was made in the principal amount of $2.5 million, and Mr. Hanz received interest payments from the Company in the amount of $93,750 during 2014. The Company believes that these notes were issued on terms that were at least as favorable to the Company as those that would have been offered by unaffiliated parties.

Nominating Committee and Identification of Candidates

The Board has appointed a Nominating Committee made up of independent directors as determined in accordance with the listing standards applicable to companies listed on The NASDAQ National Market. Mr. Polzer serves as Chairman of the Committee. Messrs. Ghidorzi, Fish, and Reif also serve on the Nominating Committee. Nominations for directors are recommended to the Board by the Nominating Committee. In making recommendations to the Board regarding nominees for director, the Nominating Committee considers the following factors, among other things, important:

●	the Company is engaged almost exclusively in community-based commercial and retail banking within a three-county market area; consequently, there is a need to identify Board members who understand and are involved as users of banking services in the Company’s market area rather than candidates who have national or regional banking experience; and

●	the nature of community-based banking requires directors who can be strong supporters of the Company’s business in its market area.

The Nominating Committee will consider candidates for election from a wide variety of potential sources and may, from time to time, recommend adjustments to the size of the Board to reflect the number of qualified Board candidates. Persons considered for nomination by the Board and inclusion in the Board’s proxy statement may include incumbents whose term will expire at the next annual meeting or persons identified by members of the Nominating Committee or Board, executive officers, and shareholders.

Shareholder Recommendations

To recommend an individual for consideration, a shareholder should mail or otherwise deliver a written recommendation to the Nominating Committee not later than the December 1 immediately preceding the annual meeting for which the individual is to be considered for inclusion as a nominee of the Board. At a minimum, a shareholder recommendation should include the individual’s current and past business or professional affiliations and experience, age, stock ownership, particular banking, or business qualifications, if any, and such other information as the shareholder deems relevant to assist the Board in considering the individual’s potential service as a director.

In reviewing potential nominees, the Nominating Committee considers the qualifications of the nominee and the mix of age, skills, and experience of current Board members. All potential nominees submitted to, or identified by, the Nominating Committee are evaluated on a similar basis for their level of qualifications and experience. While the Nominating Committee has not adopted specific minimum qualification requirements, the Nominating Committee believes that persons nominated for director should possess a combination of relevant experience and skills and, to as great an extent as possible, the following attributes:

●	a reputation for personal and professional integrity and high regard in the community;
●	comprehensive knowledge of our banking market area and customer base;
●	a successful business career and an ability to enhance our banking business;
●	proven sound business judgment and skills;
●	the ability to understand the economic, financial, operational, and regulatory issues affecting our banking business; and
●	a motivation to benefit the organization, rather than obtaining personal gain or prestige.

The Nominating Committee will also evaluate candidates in light of its objective to attain greater gender diversity among its members; however, the Committee does not have any specific policy regarding Board diversity.

Members of the Nominating Committee do not take part in the consideration of their own candidacy as directors. Incumbent Board members are considered by the Nominating Committee on the basis of the qualities outlined above, as well as on the basis of their service during their term in office.

Directors are required to own a minimum of 2,000 shares of our stock by the fifth anniversary of their election to the Board and 6,000 shares of our stock by the tenth anniversary of their election to the Board. Existing directors are subject to the ownership provisions for the five- and ten-year periods beginning March 1, 2013, in accordance with this policy adopted during 2012. The mandatory retirement age for directors first elected to our Board prior to August 2002 is age 77, and the mandatory retirement age is 72 for all directors first elected after July 2002.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policies

The Audit Committee of our Board of Directors is required to pre-approve audit and non-audit services performed by the Company’s independent auditor. The Committee has adopted a pre-approval policy under which certain specific services and related fees listed on a schedule of audit, audit-related, and tax services received pre-approval in 2014. In connection with the pre-approval, the Committee reviewed appropriate detailed back-up documentation and received confirmation from management and the independent auditor that each non-audit service included in the schedule may be performed by the independent auditor under applicable SEC and professional standards. Before any services are performed by the independent auditor, they are reviewed by the Company’s Chief Financial Officer to determine whether they have been included on the schedule of pre-approved services or require specific Committee action. Under the Committee’s policy, the Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services, other than internal control services, provided that any such pre-approvals must be presented to the full Committee at its next meeting.

In granting approval for a service, the Audit Committee (or the appropriate designated Committee member) considers the type and scope of service, the fees, whether the service is permitted to be performed by an independent auditor, and whether such service is compatible with maintaining the auditor’s independence.

Independent Auditor and Fees

The Audit Committee appointed Wipfli LLP (“Wipfli”) as independent auditor to audit the financial statements of the Company for the fiscal year ended December 31, 2014. Representatives of Wipfli will be present at the 2015 annual meeting and will have an opportunity to make a statement or respond to appropriate questions.

The following table presents aggregate professional fees paid or accrued during the 2014 and 2013 fiscal years in the categories specified. All services performed received pre-approval by the Audit Committee.

	2014	2013

Audit Fees(1)	$83,200	$81,425
Audit-Related Fees(2)	12,748	12,248
Tax Fees(3)	12,842	44,558
All Other Fees(4)	5,500	5,500
	$114,290	$143,731

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and review of SEC filings.

(2) Audit-related fees consisted principally of services relating to audit of an employee benefit plan and accounting, merger transaction, and internal control consultation.

(3) Tax fees represent professional services related to tax compliance and consultation, including 2013 tax fees related to amended and final Marathon State Bank tax returns.

(4) Annual software licensing fee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	The following consolidated financial statements of PSB and the Independent Auditors’ Report thereon are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2014 and 2013
(ii)	Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012
(iii)	Consolidated States of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
(vi)	Notes to Consolidated Financial Statements

(2)	No financial statement schedules are required by Item 15(b).

(3)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 12, 2008)

3.2	Articles of Amendment dated as of August 8, 2013, to Second Amended and Restated Articles of Incorporation of PSB Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated August 8, 2013)

3.3	Bylaws, as amended on February 21, 2006 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 21, 2006)

4.1	Indenture dated June 28, 2005 between PSB Holdings, Inc. as issuer, and Wilmington Trust Company, as trustee, including Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 28, 2005)

4.2	Guarantee Agreement dated June 28, 2005 between PSB Holdings, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K dated June 28, 2005)

4.3	Amended and Restated Declaration of Trust dated June 28, 2005 among PSB Holdings, Inc., as sponsor, Wilmington Trust Company, as Institutional and Delaware Trustees, and the Administrators named therein, including the terms of trust preferred securities (incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K dated June 28, 2005)

10.1	Bonus Plan of Directors of Peoples State Bank (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2	Non-Qualified Retirement Plan for Directors of Peoples State Bank (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.3	2001 Stock Option Plan as amended March 15, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.4	Peoples State Bank Focus Rewards Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 19, 2010)*

10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 27, 2007)*

Exhibit
Number	Description

10.6	Amendment to Restricted Stock Plan dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated June 17, 2008)*

10.7	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 17, 2008)*

10.8	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Scott M. Cattanach (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*

10.9	Directors Deferred Compensation Plan as amended October 17, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007)*

10.10	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.11	Notification of Change to Executive Deferred Compensation Agreement dated December 31, 2013 (Peter W. Knitt) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2013)*

10.12	2005 Directors Deferred Compensation Plan as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2013)*

10.13	Peoples State Bank Survivor Income Benefit Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*

10.14	Executive Officer Post Retirement Benefit Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2005)*

10.15	Amended and Restated Employment Agreement dated June 17, 2008, between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 17, 2008)*

10.16	Amendment to Amended and Restated Employment Agreement between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*

10.17	Executive Deferred Compensation Agreement with Peter W. Knitt dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 27, 2007)*

10.18	Amendment to Executive Deferred Compensation Agreement dated June 17, 2008 between Peoples State Bank and Peter W. Knitt (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 17, 2008)*

10.19	Peoples State Bank Board of Directors’ Focus Rewards Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 19, 2013)*

21.1	Subsidiaries of PSB (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23.1	Consent of Wipfli LLP

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

*Denotes Executive Compensation Plans and Arrangements.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, PSB Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB Holdings, Inc.

March 31, 2015	By:	/s/ PETER W. KNITT
Peter W. Knitt, President
and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 2015.

Signature and Title	Signature and Title

/s/ PETER W. KNITT	/s/ SCOTT M. CATTANACH
Peter W. Knitt, President	Scott M. Cattanach, Vice President, Treasurer and CFO
Chief Executive Officer and a Director	(Principal Financial Officer and Accounting Officer)

DIRECTORS:

/s/ WILLIAM J. FISH	/s/ CHARLES A. GHIDORZI
William J. Fish	Charles A. Ghidorzi

/s/ LEE A. GUENTHER	/s/ KARLA M. KIEFFER
Lee A. Guenther	Karla M. Kieffer

/s/ DAVID K. KOPPERUD	/s/ KEVIN J. KRAFT
David K. Kopperud	Kevin J. Kraft

/s/ THOMAS R. POLZER	/s/ WILLIAM M. REIF
Thomas R. Polzer	William M. Reif

/s/ TIMOTHY J. SONNENTAG
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

